Form 10-Q
period 2005-07-03
MAGNACHIP SEMICONDUCTOR LLC
filed 2005-09-06
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission file number 333-126019-09

MAGNACHIP SEMICONDUCTOR LLC

(Exact name of Registrant as specified in its charter)

Delaware	83-0406195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o MagnaChip Semiconductor S.A. 10, rue de Vianden, L-2680 Luxembourg, Grand Duchy of Luxembourg	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (352) 45-62-62

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 31, 2005, the registrant had 53,037,319.672 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended July 3, 2005	Six months ended July 3, 2005	Three months ended June 30, 2004	Six months ended June 30, 2004
	(Successor Company)		(Predecessor Company)
Net sales
Related party	$—	$—	$59,851	$122,502
Others	236,023	449,413	240,523	441,678

	236,023	449,413	300,374	564,180
Cost of sales	175,619	363,057	226,228	433,980

Gross profit	60,404	86,356	74,146	130,200

Selling, general and administrative expenses	32,518	60,997	16,063	35,953
Research and development expenses	27,488	53,587	24,282	48,204
Restructuring and impairment charges	8,720	8,720	—	—

Operating income (loss)	(8,322)	(36,948)	33,801	46,043

Other income (expenses)
Interest expense, net	(13,991)	(27,892)	(5,547)	(12,873)
Foreign currency gain (loss), net	(12,795)	806	1,817	5,625
Others	—	—	386	758

	(26,786)	(27,086)	(3,344)	(6,490)

Income (loss) before income taxes	(35,108)	(64,034)	30,457	39,553

Income tax expenses (benefits)	(1,624)	728	1,000	2,064

Net income (loss)	$(33,484)	$(64,762)	$29,457	$37,489

Dividends to preferred unitholders	2,478	4,873

Net loss attributable to common units	$(35,962)	$(69,635)

Net loss per common unit
- basic and diluted	$(0.68)	$(1.32)

Weighted average number of units
- basic and diluted	52,981,901	52,755,012

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	July 3, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$44,821	$58,396
Restricted cash	6,017	12,962
Accounts receivable, net	105,748	86,592
Inventories, net	77,301	86,169
Other receivables	7,216	72,918
Other current assets	8,697	6,915

Total current assets	249,800	323,952

Property, plant and equipment, net	514,704	581,636
Intangibles, net	219,758	211,987
Other non-current assets	46,925	36,955

Total assets	$1,031,187	$1,154,530

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$73,115	$66,163
Other accounts payable	19,122	86,462
Accrued expenses	29,238	31,413
Other current liabilities	6,732	10,641

Total current liabilities	128,207	194,679

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	51,889	50,714
Other non-current liabilities	10,318	6,731

Total liabilities	940,414	1,002,124

Commitments and contingencies
Series A redeemable convertible preferred units; 60,000 units authorized; 50,091 units issued and 0 units outstanding at July 3, 2005 and December 31, 2004	—	—
Series B redeemable convertible preferred units; 550,000 units authorized; 450,693 units issued and 93,997 units outstanding at July 3, 2005 and December 31, 2004	101,407	96,534

Total redeemable convertible preferred units	101,407	96,534

Unitholders’ equity
Common units; 65,000,000 units authorized; 53,037,320 units and 52,533,003 units issued and outstanding at July 3, 2005 and December 31, 2004, respectively	53,037	52,533
Additional paid-in capital	2,110	2,100
Accumulated deficit	(88,901)	(19,266)
Accumulated other comprehensive income	23,120	20,505

Total unitholders’ equity	(10,634)	55,872

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$1,031,187	$1,154,530

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands of US dollars)

	Six months ended July 3, 2005	Six months ended June 30, 2004
	(Successor Company)	(Predecessor Company)
Cash flows from operating activities
Net income (loss)	$(64,762)	$37,489
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	106,784	168,259
Provision for severance benefits	8,126	11,513
Amortization of debt issuance costs	1,695	—
(Gain) loss on foreign currency translation, net	(1,345)	(3,203)
(Gain) loss on disposal of property, plant and equipment, net	(51)	(327)
Impairment charges on property, plant and equipment	7,996	—
Stock compensation	—	3,874
Others, net	(995)	330
Changes in operating assets and liabilities
Accounts receivable	(17,502)	(3,727)
Inventories	9,371	(15,872)
Other receivables	67,000	(1,139)
Accounts payable	3,464	11,813
Other accounts payable	(75,382)	9,246
Accrued expenses	(4,948)	(236)
Other current assets	1,515	(1,773)
Other current liabilities	(5,592)	667
Payment of severance benefits	(6,864)	(2,074)
Others, net	(6,230)	3,319

Net cash provided by operating activities	22,280	218,159

Cash flows from investing activities
Purchase of plant, property and equipment	(18,299)	(35,788)
Purchases of intangibles, net	(1,172)	(1,018)
Acquisition of business	(16,451)	—
Decrease in restricted cash	7,065	—
Others, net	1,802	218

Net cash used in investing activities	(27,055)	(36,588)

Cash flows from financing activities
Repayment of short-term borrowings	(13,369)	(46,007)
Repayment of long-term borrowings	—	(134,919)
Others, net	(81)	—

Net cash used in financing activities	(13,450)	(180,926)
Effect of exchange rates on cash and cash equivalents	30	(645)

Net decrease in cash and cash equivalents	(18,195)	—

Cash and cash equivalents
Beginning of the period	58,396	—
Net increase in cash and cash equivalents from changes of consolidated subsidiaries	4,620	—

End of the period	$44,821	$—

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (Successor company) (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the three-month period ended December 31, 2004, and for the nine-month period ended September, 30, 2004, which are included in our S-4 Registration Statement that was filed on June 21, 2005 with the Securities and Exchange Commission. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the three-month and six-month periods ended July 3, 2005 are not necessarily indicative of the results to be expected for a full year or for any other periods.

For the periods as of and prior to September 30, 2004, the accompanying unaudited interim consolidated financial statements are presented on a carve-out basis reflecting the assets, liabilities, revenues, expenses and changes in owner’s equity and cash flows that were directly attributable to the non-memory business (the “Business”) of Hynix Semiconductor, Inc., which was purchased on October 6, 2004 (the “Acquisition”). The Company has used October 1, 2004, as the effective date of the Acquisition since the financial results from October 1, 2004 onwards accrue to its benefit.

2. Inventories

Inventories as of July 3, 2005 and December 31, 2004 consist of the following:

	July 3, 2005	December 31, 2004
Finished goods	$16,382	$28,431
Semi-finished goods and work-in-process	64,255	55,563
Raw materials and supplies	4,396	7,599
Materials in-transit	3,588	850
Less: valuation allowances	(11,320)	(6,274)

Inventories, net	$77,301	$86,169

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

3. Product Warranties

Accrued warranty liabilities as of July 3, 2005 and December 31, 2004 were as follows:

	July 3, 2005	December 31, 2004
Balance at January 1, 2005 and October 1, 2004	$1,448	$2,677
Accrued (reduced) warranty reserve	3,018	(977)
Costs incurred	(1,518)	(477)
Translation adjustments	(23)	225

Balance at July 3, 2005 and December 31, 2004	$2,925	$1,448

4. Long-term Borrowings

Details of long-term borrowings as of July 3, 2005 and December 31, 2004 were as follows:

	Maturity	Annual interest rate (%)	Amount of Principal
Floating Rate Second Priority Senior Secured Notes	2011	3 month LIBOR + 3.250	$300,000
6 7/8% Second Priority Senior Secured Notes	2011	6.875	200,000
8% Senior Subordinated Notes	2014	8.000	250,000

			$750,000

Interest Rate Swap: During the current quarter, the Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning June 27, 2005, the variable interest rate based on the 3-month London Inter-bank Offering Rate (“LIBOR”) plus 3.25% to fixed interest rate on the Company’s Floating Rate Second Priority Senior Secured Notes (the “Notes”). The Swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company is utilizing the “hypothetical derivative method” to measure effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative”. Under this methodology, the actual swap was effective when compared to the hypothetical hedge.

As of July 3, 2005, the Company recognized changes in the fair value of the Swap in the amount of $83 thousand under other comprehensive income in the accompanying consolidated financial statements. In addition, during the second quarter of 2005, the Company recognized additional accrued interest of $39 thousand in other expenses, representing the difference between the fixed rate and variable rate.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

5. Accrued Severance Benefits

Changes in accrued severance benefits for the three and six-month periods ended July 3, 2005 (successor company) and for the three and six-month periods ended June 30, 2004 (predecessor company) were as follows:

	Three months ended July 3, 2005	Six months ended July 3, 2005	Three months ended June 30, 2004	Six months ended June 30, 2004
	(Successor Company)		(Predecessor Company)
Beginning balance	$55,237	$52,925	$46,443	$40,015
Provisions	4,470	8,126	5,064	11,513
Transferred from acquired company	—	196	—	—
Severance payments	(4,707)	(7,463)	(367)	(2,074)
Effect of foreign currency translation	(1,130)	86	(347)	1,339

	53,870	53,870	50,793	50,793

Less: Cumulative contributions to the National Pension Fund group	(1,041)	(1,041)	(1,499)	(1,499)
Severance insurance plan	(940)	(940)	(1,133)	(1,133)

Accrued severance benefits, net	$51,889	$51,889	$48,161	$48,161

The severance benefits are funded approximately 3.68% and 5.18% as of July 3, 2005 and June 30, 2004, respectively through our national pension fund and severance insurance deposit plan which will be used exclusively for payment of severance benefits to eligible employees. Theses amounts have been deducted from the accrued severance benefit balance.

In addition, the Company expects to pay the following future benefits to its employees upon their normal retirement age:

Retirement benefit
2005	$—
2006	—
2007	—
2008	—
2009	61
2010 - 2014	1,202

The above amounts were determined based on the employees’ current rate of salary and the number of service years that will be accumulated when they would meet their normal retirement date. These amounts do not include amounts that might be paid to employees who may terminate employment with the Company before their normal retirement age.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

6. Series B Redeemable Convertible Preferred Units

Changes in series B redeemable convertible preferred units for the three and six-month periods ended July 3, 2005 were as follows:

	Three months ended July 3, 2005		Six months ended July 3, 2005
	Units	Amount	Units	Amount
Beginning of period	93,997	$98,929	93,997	$96,534
Accrual of dividends	—	2,478	—	4,873

End of period	93,997	$101,407	93,997	$101,407

7. Earnings per Unit

The following table illustrates the computation of basic net loss per common unit for the three and six-month periods ended July 3, 2005.

	Three months ended July 3, 2005	Six months ended July 3, 2005
Net loss	$(33,484)	$(64,762)
Dividends to preferred unitholders	2,478	4,873

Net loss attributable to common units	$(35,962)	$(69,635)

Weighted-average common units outstanding	52,981,901	52,755,012

Net loss per unit - basic	$(0.68)	$(1.32)

The following outstanding redeemable convertible preferred units issued, options granted and warrants issued were excluded from the computation of diluted net loss per unit as they would have an anti-dilutive effect on the calculation:

	Three months ended July 3, 2005	Six months ended July 3, 2005
Redeemable convertible preferred units	93,997	93,997
Options	3,589,580	3,589,580
Warrants	5,079,254	5,079,254

In connection with the Acquisition, the Company issued a warrant to Hynix which enables Hynix to purchase 5,079,254 common units of the Company at an exercise price of $1.00 per unit. This warrant expires in October 6, 2006. Refer to Note 8. Unit-Based Compensation for details of option grants.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

8. Unit-Based Compensation

In addition to 1,146,178 options to purchase the Company’s common units outstanding as of January 1, 2005, the Company granted on January 5, 2005, 478,000 and 1,444,500 options to purchase common units to management and employees, respectively, with exercise prices ranging from $1 to $3 per unit. 25% of the units will vest with a right to exercise by the option holder on September 30, 2005 and 6.25% of the units will vest with a right to exercise on the last day of each calendar quarter thereafter pursuant to the resolution approved by board of directors consistent with the Equity Incentive Plan.

Subsequent to the grants on January 5, 2005, the Company additionally granted 375,000 and 517,562 options to purchase common units to its management and employees, respectively, with exercise prices ranging from $1 to $3 per unit. Most of these options have a vesting term of 25% of the units on the first anniversary of the grant date and 6.25% of the units on the last day of each calendar quarter thereafter.

During the six months ended July 3, 2005, 371,660 of previously issued options to purchase common units were forfeited.

The Company accounts for unit-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, accordingly, no compensation cost was recorded for the six months ended July 3, 2005. The Company utilizes the Black-Scholes option valuation model to value options for pro forma presentation of income as if the fair value based accounting method in SFAS No. 123, Accounting for Stock-Based Compensation, had been used to account for unit-based compensation and the Company’s adjusted net income (loss) would have increased and is illustrated in the pro forma table below:

	Three months ended July 3, 2005	Six months ended July 3, 2005	Three months ended June 30, 2004	Six months ended June 30, 2004
	(Successor Company)		(Predecessor Company)
Net income (loss), as reported for the period	$(33,484)	$(64,762)	$29,457	$37,489
Add : Amortization of non-cash deferred unit compensation expense determined under the intrinsic value method as reported in net income, net of tax	—	—	950	3,874
Deduct : Total unit-based employee compensation expense determined under the fair value method for all awards, net of tax	(84)	(218)	(824)	(1,765)

Pro forma net income (loss) for the period	$(33,568)	$(64,980)	$29,583	$39,598

Pro forma loss per unit for the period	$(0.68)	$(1.32)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The weighted average fair value of options granted during the three and six months ended July 3, 2005 (Successor Company) was $0.25, $0.22, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following set of assumptions (average-weight):

Expected life	2.1 Years
Expected volatility	60.9%
Risk-free interest rate	3.0%
Expected dividends	—

9. Restructuring and Impairment Charges

In the second quarter of 2005, the Company recorded restructuring and asset impairment charges totaling $8,720 thousand. During the quarter, the Company determined that recent strategic decisions to outsource some of the manufacturing processes would impact future cash flows of certain capital equipment used specifically for packaging and testing of one of the Company’s product lines. Therefore, the Company recognized an impairment charge of $7,996 thousand for long-lived assets under Statements of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the Company completed an early retirement program for certain qualified employees and recognized a one-time restructuring charge of $724 thousand.

10. Comprehensive Income

Comprehensive income was as follows:

	Three months ended July 3, 2005	Six months ended July 3, 2005	Three months ended June 30, 2004	Six months ended June 30, 2004
	(Successor Company)		(Predecessor Company)
Net income (loss)	$(33,484)	$(64,762)	$29,457	$37,489
Foreign currency translation and others	(2,232)	2,615	(1,723)	4,632

Comprehensive income (loss)	$(35,716)	$(62,147)	$27,734	$42,121

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

11. Condensed Consolidating Financial Statements

The senior secured credit facility and Second Priority Senior Secured Notes are each fully and unconditionally guaranteed by MagnaChip Semiconductor LLC and all of its subsidiaries, except for Shanghai Ximei Corporation (China) and IC Media Japan Kabushiki Kaisha (Japan). The Senior Subordinated Notes are fully and unconditionally guaranteed by MagnaChip Semiconductor LLC and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea), Shanghai Ximei Corporation (China) and IC Media Japan Kabushiki Kaisha (Japan). Below are the condensed consolidating balance sheets as of July 3, 2005 and December 31, 2004 and the condensed consolidating statements of operations for the three and six months ended July 3, 2005 and statement of cash flows for the six months ended July 3, 2005 (Successor Company) of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

July 3, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	MagnaChip Semiconductor, Ltd.(Korea) (Non- Guarantor)	All other Subsidiaries (Guarantors)	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$496	$1,269	$26,474	$16,582	$—	$44,821
Restricted cash	—	—	6,017	—	—	6,017
Accounts receivable, net	—	—	109,189	44,281	(47,722)	105,748
Inventories, net	—	—	72,756	5,360	(815)	77,301
Other receivables	35,036	718	5,696	3,880	(38,114)	7,216
Short-term inter company loans	—	10,625	—	14,000	(24,625)	—
Other current assets	—	13,501	10,165	5,028	(19,997)	8,697

Total current assets	35,532	26,113	230,297	89,131	(131,273)	249,800

Property, plant and equipment, net	—	—	513,294	1,410	—	514,704
Intangibles, net	—	—	191,829	27,929	—	219,758
Investments in subsidiaries	56,241	(11,275)	—	165,183	(210,149)	—
Long-term inter company loans	—	775,455	—	621,000	(1,396,455)	—
Other non-current assets	—	21,041	46,667	7,078	(27,861)	46,925

Total assets	$91,773	$811,334	$982,087	$911,731	$(1,765,738)	$1,031,187

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$71,197	$49,640	$(47,722)	$73,115
Other accounts payable	1,000	457	49,617	6,162	(38,114)	19,122
Accrued expenses	—	2,912	27,807	15,293	(16,774)	29,238
Other current liabilities	—	108	4,159	28,337	(25,872)	6,732

Total current liabilities	1,000	3,477	152,780	99,432	(128,482)	128,207

Long-term borrowings	—	750,000	621,000	777,430	(1,398,430)	750,000
Accrued severance benefits, net	—	—	51,648	241	—	51,889
Other non-current liabilities	—	—	8,155	30,024	(27,861)	10,318

Total liabilities	1,000	753,477	833,583	907,127	(1,554,773)	940,414

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

July 3, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	MagnaChip Semiconductor, Ltd.(Korea) (Non- Guarantor)	All other Subsidiaries (Guarantors)	Eliminations	Consolidated
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	101,407	—	—	—	—	101,407

Total redeemable convertible preferred units	101,407	—	—	—	—	101,407

Unitholders’ equity
Common units	53,037	102,985	38,845	58,564	(200,394)	53,037
Additional paid-in capital	2,110	1,026	155,212	60,872	(217,110)	2,110
Accumulated deficit	(88,901)	(69,374)	(68,384)	(139,565)	277,323	(88,901)
Accumulated other comprehensive income	23,120	23,220	22,831	24,733	(70,784)	23,120

Total unitholders’ equity	(10,634)	57,857	148,504	4,604	(210,965)	(10,634)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$91,773	$811,334	$982,087	$911,731	$(1,765,738)	$1,031,187

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	MagnaChip Semiconductor, Ltd.(Korea) (Non- Guarantor)	All other Subsidiaries (Guarantors)	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,386	$3,201	$29,671	$23,138	$—	$58,396
Restricted cash	—	—	12,962	—	—	12,962
Accounts receivable, net	—	—	99,125	42,724	(55,257)	86,592
Inventories, net	—	—	77,338	10,380	(1,549)	86,169
Other receivables	34,773	1,544	70,857	2,061	(36,317)	72,918
Short-term intercompany loans	—	10,625	—	—	(10,625)	—
Other current assets	—	5,909	5,196	1,719	(5,909)	6,915

Total current assets	37,159	21,279	295,149	80,022	(109,657)	323,952

Property, plant and equipment, net	—	—	581,514	122	—	581,636
Intangibles, net	—	—	211,981	6	—	211,987
Investments in subsidiaries	116,409	29,231	—	205,358	(350,998)	—
Long-term inter company loans	—	794,805	—	619,991	(1,414,796)	—
Other non-current assets	—	21,869	15,026	60	—	36,955

Total assets	$153,568	$867,184	$1,103,670	$905,559	$(1,875,451)	$1,154,530

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$64,688	$56,732	$(55,257)	$66,163
Other accounts payable	1,162	252	118,572	2,793	(36,317)	86,462
Accrued expenses	—	1,129	29,950	6,243	(5,909)	31,413
Other current liabilities	—	—	9,627	9,664	(8,650)	10,641

Total current liabilities	1,162	1,381	222,837	75,432	(106,133)	194,679

Long-term borrowings	—	750,000	619,991	796,780	(1,416,771)	750,000
Accrued severance benefits, net	—	—	50,702	12	—	50,714
Other non-current liabilities	—	—	4,783	1,948	—	6,731

Total liabilities	1,162	751,381	898,313	874,172	(1,522,904)	1,002,124

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	MagnaChip Semiconductor, Ltd.(Korea) (Non- Guarantor)	All other Subsidiaries (Guarantors)	Eliminations	Consolidated
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	96,534	—	—	—	—	96,534

Total redeemable convertible preferred units	96,534	—	—	—	—	96,534

Unitholders’ equity
Common units	52,533	102,986	38,845	261	(142,092)	52,533
Additional paid-in capital	2,100	1,027	155,212	29,370	(185,609)	2,100
Accumulated deficit	(19,266)	(8,715)	(9,420)	(18,784)	36,919	(19,266)
Accumulated other comprehensive income	20,505	20,505	20,720	20,540	(61,765)	20,505

Total unitholders’ equity	55,872	115,803	205,357	31,387	(352,547)	55,872

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$153,568	$867,184	$1,103,670	$905,559	$(1,875,451)	$1,154,530

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the six months ended July 3, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	MagnaChip Semiconductor, Ltd.(Korea) (Non- Guarantor)	All other Subsidiaries (Guarantors)	Eliminations	Consolidated
Net sales	$—	$—	$434,515	$203,149	$(188,251)	$449,413
Cost of sales	—	—	357,725	194,278	(188,946)	363,057

Gross profit	—	—	76,790	8,871	695	86,356

Selling, general and administrative expenses	115	586	50,774	8,383	1,139	60,997
Research and development expenses	—	—	51,608	3,118	(1,139)	53,587
Restructuring and impairment charge	—	—	8,720	—	—	8,720

Operating income (loss)	(115)	(586)	(34,312)	(2,630)	695	(36,948)

Other income (expenses)	5	(16,829)	(24,652)	14,390	—	(27,086)

Income before income taxes, equity in earnings (loss) of related equity investment	(110)	(17,415)	(58,964)	11,760	695	(64,034)

Income tax expense (benefit)	—	108	—	620	—	728

Income (loss) before equity in earnings(loss) of related investment	(110)	(17,523)	(58,964)	11,140	695	(64,762)
Earnings (loss) of related investment	(64,652)	(43,136)	—	(60,164)	167,952	—

Net income (loss)	$(64,762)	$(60,659)	$(58,964)	$(49,024)	$168,647	$(64,762)

Dividends to preferred unitholders	4,873	—	—	—	—	4,873

Net income (loss) attributable to common units	$(69,635)	$(60,659)	$(58,964)	$(49,024)	$168,647	$(69,635)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended July 3, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	MagnaChip Semiconductor, Ltd.(Korea) (Non- Guarantor)	All other Subsidiaries (Guarantors)	Eliminations	Consolidated
Net sales	$—	$—	$226,550	$109,527	$(100,054)	$236,023
Cost of sales	—	—	171,005	104,776	(100,162)	175,619

Gross profit	—	—	55,545	4,751	108	60,404

Selling, general and administrative expenses	112	366	25,413	5,823	804	32,518
Research and development expenses	—	—	25,174	3,118	(804)	27,488
Restructuring and impairment charge	—	—	8,720	—	—	8,720

Operating income (loss)	(112)	(366)	(3,762)	(4,190)	108	(8,322)

Other income (expenses)	2	(8,667)	(25,344)	7,223	—	(26,786)

Income before income taxes, equity in earnings (loss) of related equity investment	(110)	(9,033)	(29,106)	3,033	108	(35,108)

Income tax expense (benefit)	—	81	—	(1,705)	—	(1,624)

Income (loss) before equity in earnings (loss) of related investment	(110)	(9,114)	(29,106)	4,738	108	(33,484)

Earnings (loss) of related investment	(33,374)	(20,131)	—	(29,231)	82,736	—

Net income (loss)	$(33,484)	$(29,245)	$(29,106)	$(24,493)	$82,844	$(33,484)

Dividends to preferred unitholders	2,478	—	—	—	—	2,478

Net income (loss) attributable to common units	$(35,962)	$(29,245)	$(29,106)	$(24,493)	$82,844	$(35,962)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flow

For the six months ended July 3, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	MagnaChip Semiconductor, Ltd. (Korea) (Non- Guarantor)	All other Subsidiaries (Guarantors)	Eliminations	Consolidated
Cash flow from operating activities:
Net income (loss)	$(64,762)	$(60,659)	$(58,964)	$(49,024)	$168,647	$(64,762)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities
Depreciation and amortization	—	—	102,760	4,024	—	106,784
Provision for severance benefits	—	—	8,083	43	—	8,126
Amortization of debt issuance costs	—	1,288	407	—	—	1,695
(Gain) loss on foreign currency translation, net	—	20,359	(2,494)	(19,210)	—	(1,345)
(Gain) loss on disposal of property, plant and equipment, net	—	—	(51)	—	—	(51)
Impairment charges on property, plant and equipment	—	—	7,996	—	—	7,996
Loss (earnings) of related investment	64,652	43,136	—	60,164	(167,952)	—
Others, net	—	—	(987)	(8)	—	(995)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(8,877)	(1,090)	(7,535)	(17,502)
Inventories	—	—	4,785	5,286	(700)	9,371
Other receivables	(263)	825	66,448	(1,807)	1,797	67,000
Accounts payable	—	—	6,403	(10,474)	7,535	3,464
Other accounts payable	(161)	205	(73,517)	(112)	(1,797)	(75,382)
Accrued expenses	—	1,784	(2,256)	6,389	(10,865)	(4,948)
Other current assets	—	(7,591)	895	(2,654)	10,865	1,515
Other current liabilities	—	108	(6,319)	619	—	(5,592)
Payment of severance benefits	—	—	(6,864)	—	—	(6,864)
Others, net	—	—	(30,859)	24,629	—	(6,230)

Net cash provided by (used in) operating activities	(534)	(545)	6,589	16,775	(5)	22,280

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flow

For the six months ended July 3, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	MagnaChip Semiconductor, Ltd. (Korea) (Non- Guarantor)	All other Subsidiaries (Guarantors)	Eliminations	Consolidated
Cash flows from investing activities:
Purchases of plant, property and equipment	—	—	(18,226)	(474)	401	(18,299)
Purchase of intangibles, net	—	—	(1,172)	—	—	(1,172)
Acquisition of business	(1,870)	—	—	(14,581)	—	(16,451)
Decrease (increase) of intercompany loans	—	(1,009)	—	(15,010)	16,019	—
Decrease in restricted cash	—	—	7,065	—	—	7,065
Others, net	—	—	1,687	516	(401)	1,802

Net cash used in investing activities	(1,870)	(1,009)	(10,646)	(29,549)	16,019	(27,055)

Cash flow from financing activities:
Proceeds from short-term borrowings	—	—	—	13,689	(13,689)	—
Proceeds from long-term borrowings	—	—	1,021	1,009	(2,030)	—
Repayments of short-term borrowings	—	—	(764)	(12,605)	—	(13,369)
Others, net	514	(378)	(217)	—	—	(81)

Net cash provided by (used in) financing activities	514	(378)	40	2,093	(15,719)	(13,450)
Effect of exchange rate on cash and cash equivalents	—	—	820	(495)	(295)	30

Net increase in cash and cash equivalents	(1,890)	(1,932)	(3,197)	(11,176)	—	(18,195)

Cash and cash equivalents:
Beginning of the period	2,386	3,201	29,671	23,138	—	58,396
Net increase in cash and cash equivalent from change of consolidated subsidiaries	—	—	—	4,620	—	4,620

End of the period	$496	$1,269	$26,474	$16,582	$—	$44,821

PART I. Financial Information – (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors set forth elsewhere in this report and in prior Company filings with the Securities and Exchange Commission (the “SEC”). In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings. These forward–looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. The Company’s management cautions that forward–looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward–looking statements. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes included elsewhere in this report. While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company’s quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward–looking statement in light of future events.

Overview

We are a leading designer, developer and manufacturer of mixed-signal and digital multimedia semiconductors addressing the convergence of consumer electronics and communication devices. We focus our core business on CMOS image sensors and flat panel display drivers, which are complex, high-performance mixed-signal semiconductors that capture images and enable and enhance the features and capabilities of both small and large flat panel displays. Our solutions are used in a wide variety of consumer and commercial mass market applications, such as mobile handsets, including camera-equipped mobile handsets, flat panel monitors and televisions, consumer home and mobile displays, portable and desktop computer displays, handheld gaming devices, PDAs and audio-visual equipment such as DVD players.

We derive our net sales from products and services in four principal areas: CMOS image sensors, flat panel display drivers, application processors and specialty foundry services.

•	CMOS image sensors: Our CMOS image sensor solutions are used in image-capture applications such as camera-equipped mobile handsets, personal computer cameras, fingerprint sensors and surveillance cameras. Our highly integrated image sensors are designed to be cost-effective and to provide brighter, sharper, more colorful, and thus enhanced, image quality.

•	Flat panel display drivers: Our flat panel display drivers are used in several major types of large and small flat panel displays, including TFT-LCD, Color-STN and OLED displays. Our flat panel display driver solutions are used in applications such as mobile handsets, flat panel televisions, displays for portable and desktop computers, handheld gaming devices and PDAs. We produce highly integrated flat panel display driver solutions and have pioneered developments in embedded memory and in the design and manufacturing of display drivers, enabling our customers to provide improved picture quality through thinner, smaller, more power efficient displays.

•	Specialty foundry services: We use our process technology and manufacturing facilities to manufacture semiconductor wafers for third parties based on their designs. Our five fabs have a combined capacity of over 115,000 eight-inch equivalent wafers per month and are located in Cheongju and Gumi, Korea. Our fabs provide us with large scale, cost-effective and flexible capacity enabling us to rapidly scale to high volume to meet shifts in demand by our end customers.

•	Application processor solutions: Our application processors, which are also referred to as microcontrollers, are designed into a broad range of consumer applications, such as remote control devices, home appliances, and consumer electronics. Our application processors are designed for applications requiring programmability, high-performance, low-power and cost-effectiveness.

Our business was named MagnaChip Semiconductor when it was acquired from Hynix Semiconductor on October 6, 2004, by Citigroup Venture Capital Equity Partners, or CVC, Francisco Partners, CVC Asia Pacific, certain members of management and other investors, following discussions with Hynix that began in late 2001 and the execution of a definitive agreement in June 2004. Previously, we were the System IC division within Hynix which, in 1999, had been formed from the Hyundai Electronics and LG Semiconductor System IC businesses and can trace its history back to the late 1970s. Although we were previously part of Hynix, our business had a history of operating autonomously within Hynix and had a separate global sales force and management structure.

In connection with the transaction, we entered into several definitive agreements with Hynix regarding key raw materials, campus facilities, research and development equipment, information technology, factory automation and wafer foundry services. We also entered into a non-exclusive cross license with Hynix which provides us with intellectual property for use in the manufacture and sale of non-memory semiconductor products. We believe that these arrangements with Hynix provide significant mutual advantages, for example, allowing us to leverage the significant historical investments in our capital equipment and shared resources. All agreements with Hynix under which we obtain essential materials or services are multiyear contracts.

Basis of Presentation

Prior to October 1, 2004, our consolidated financial statements were prepared on a carve-out basis from the consolidated financial statements and accounting records of Hynix using the actual results of operations and actual basis of assets and liabilities of our business. The consolidated statements of operations include allocations of certain raw materials, other assets and accounts payable which our business has historically shared with Hynix, and allocations of certain manufacturing costs, general and administrative, sales and marketing, and other miscellaneous expenses. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to Hynix’s other businesses, of sales, headcount, raw material consumption or other reasonable methods. We and Hynix considered these allocations to be a reasonable reflection of the utilization of services provided. Our expenses as a separate, stand alone company may be higher or lower than the amounts reflected in the consolidated statements of operations.

We believe the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the historical periods presented.

As part of the Acquisition, we did not acquire certain assets that were included in the carve-out financial statements and we assumed certain additional obligations that are not reflected in the carve-out financial statements. Accordingly, the carve-out financial statements should not be relied upon as being representative of our financial position or operating results had we operated on a stand alone basis, nor may they be representative of our financial position or operating results following the Acquisition.

Results of Operations - Comparison of Three-Month Periods Ended July 3, 2005 and June 30, 2004

	Three months ended July 3, 2005		Three months ended June 30, 2004		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars)
Net sales
Related party	$—	—	$59.9	19.9%	$(59.9)	n/a
Others	236.0	100.0%	240.5	80.1%	(4.5)	(1.9)%

	236.0	100.0%	300.4	100.0%	(64.4)	(21.4)%
Cost of sales	175.6	74.4%	226.2	75.3%	(50.6)	(22.4)%

Gross profit	60.4	25.6%	74.2	24.7%	(13.8)	(18.6)%

Selling, general and administrative expenses	32.5	13.8%	16.1	5.4%	16.4	101.9%
Research and development expenses	27.5	11.7%	24.3	8.1%	3.2	13.2%
Restructuring and impairment charges	8.7	3.7%	—	—	8.7	n/a

Operating income (loss)	(8.3)	(3.6%)	33.8	11.2%	(42.1)	(124.6)%
Interest expense, net	(14.0)	(5.9%)	(5.5)	(1.8%)	(8.5)	154.5%
Foreign currency gain (loss), net	(12.8)	(5.4%)	1.8	0.6%	(14.6)	(811.1)%
Others	—	—	0.4	0.1%	(0.4)	n/a

Income (loss) before income taxes	(35.1)	(14.9%)	30.5	10.1%	(65.6)	(215.1)%
Income tax expenses (benefit)	(1.6)	(0.7%)	1.0	0.3%	(2.6)	(260.0)%

Net income (loss)	$(33.5)	(14.2%)	$29.5	9.8%	$(63.0)	(213.6)%

Net Sales. Net sales for the three-month period ended July 3, 2005 were $236.0 million, a $64.4 million or 21.4% decrease from $300.4 million for the three-month period ended June 30, 2004. The reduction from prior-year revenue was primarily due to a decrease of $42.8 million or 71.5% in DRAM foundry business with Hynix. This reduction was due to our strategic decision to focus manufacturing capacity and processes on expanding CMOS image sensor capability, which should help improve prospects for increased profitability and growth in the long term. The effect of this decision was a reduction in available capacity to supply Hynix with memory products and lower sales. Our Application Processor revenue decreased by $12.5 million or 50.6% as a result of repositioning this product line, de-emphasizing optical storage device products to focus on consumer appliance and mobile device application areas. We believe this is more in line with our global focus and we can leverage our infrastructure to maximize opportunity in larger markets. Revenue from CMOS Image Sensors decreased by $6.1 million or 12.1% due to lower average sales price in our VGA and 1.0 Mega pixel product lines and increased competition in the this market. The increase in revenue from $74.8 million to $75.6 million or 1.2% in display drivers was attributable to an increase in market share, partially offset by declines in average selling prices.

Net sales to related parties in the quarter ended July 3, 2005 decreased by $59.9 million from the second quarter of 2004. Subsequent to the Acquisition date, all sales made to Hynix were classified as customer sales as the two companies are now separate and do not require related party revenue classification. Net sales to others for the quarter ended July 3, 2005 decreased by $4.5 million or 1.9 % from the second quarter in the prior year.

Cost of Sales. Cost of sales were $175.6 million in the second quarter of 2005, a $50.6 million or 22.4% decrease from $226.2 million in the second quarter of 2004. The decrease was primarily due to a lower revenue base, a reduction in depreciation expenses and lower variable spending. Cost of sales as a percentage of net sales was relatively flat at 74.4% in the current-year period compared to 75.3% in the prior-year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.5 million or 13.8% of net sales for the three months ended July 3, 2005. This represents a $16.4 million or 101.9% increase from $16.1 million or 5.4% of net sales in the three months ended June 30, 2004. The increase in selling, general and administrative expenses was primarily attributable to one-time charges and amortization of intangible assets recorded in purchase accounting as a result of recent acquisitions of IC Media Corporation and ISRON Corporation as well as the original Acquisition of our business from Hynix. We also recognized increased professional fees related to consulting and infrastructure build-out as well as additional warranty reserves to cover possible exposure of future claims from customers.

Research and Development Expenses. Research and development expenses were $27.5 million in the three-month period ended July 3, 2005, a $3.2 million or a 13.2% increase from research and development expenses of $24.3 million in the three months ended June 30, 2004. The increase in research and development expenses was primarily attributable to our acquisitions of ISRON Corporation and IC Media Corporation, our investment in state-of-the-art development tools and platforms at our research and development centers worldwide, and new product and process development to support next generation products. As a percentage of net sales, research and development expense increased to 11.7% during the second quarter of 2005 from 8.1% in the second quarter of 2004.

Restructuring and Impairment Charges. During the current year quarter, the Company recorded a one-time charge of $8.7 million of restructuring and asset impairment charges. The amount included $8.0 million for long-lived assets impairment charge and $0.7 million for an early retirement program. Refer to Note 9. Restructuring and Impairment Charges for details.

Operating Income (Loss). Operating loss for the three-month period ended July 3, 2005 was $8.3 million, a $42.1 million decrease from the operating income of $33.8 million for the three-month period ended June 30, 2004. Operating loss as a percentage of net sales was 3.6% in the second quarter of 2005 compared to operating income as a percentage of net sales of 11.2% in the second quarter of 2004. The current quarter operating loss was primarily attributable to lower revenue, higher operating expenses including one-time charges, partially offset by improved margins driven by a change in product mix.

Net Interest Expense. Net interest expense was $14.0 million during the three-month period ended July 3, 2005, an $8.5 million increase from $5.5 million for the three-month period ended June 30, 2004. The increase in net interest expense was primarily due to the interest expense from the long-term debt of $750.0 million in the current year quarter versus $297.5 million in debt on a carve-out basis at June 30, 2004. Refer to Note 4. Long-term Borrowings for details.

Income Tax Expense (Benefit). Income tax benefit was $1.6 million in the second quarter of 2005, compared to income tax expense of $1.0 million in the same quarter of 2004. Income tax benefit for the quarter ended July 3, 2005 was primarily attributable to the recognition of a deferred tax asset based on expected future utilization of the Company’s cumulative tax net operating loss. This tax benefit is offset by the effect of the Korean withholding tax on the interest income paid to our Korean company’s Dutch parent company. Due to the uncertainty of utilization for foreign tax credits, the Korean withholding tax was treated as a current tax expense to the Company.

Results of Operations - Comparison of Six -Month Periods Ended July 3, 2005 and June 30, 2004

	Six months ended July 3, 2005		Six months ended June 30, 2004		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars)
Net sales
Related party	$—	—	$122.5	21.7%	$(122.5)	n/a
Others	449.4	100.0%	441.7	78.3%	7.7	1.7%

	449.4	100.0%	564.2	100.0%	(114.8)	(20.3)%
Cost of sales	363.1	80.8%	434.0	76.9%	(70.9)	(16.3)%

Gross profit	86.3	19.2%	130.2	23.1%	(43.9)	(33.7)%

Selling, general and administrative expenses	61.0	13.6%	36.0	6.4%	25.0	69.4%
Research and development expenses	53.6	11.9%	48.2	8.5%	5.4	11.2%
Restructuring and impairment charges	8.7	1.9%	—	—	8.7	n/a

Operating income (loss)	(37.0)	(8.2%)	46.0	8.2%	(83.0)	(180.4)%
Interest expense, net	(27.9)	(6.2%)	(12.9)	(2.3%)	(15.0)	116.3%
Foreign currency gain (loss), net	0.8	0.2%	5.7	1.0%	(4.9)	(86.0)%
Others	—	—	0.8	0.1%	(0.8)	n/a

Income (loss) before income taxes	(64.1)	(14.2%)	39.6	7.0%	(103.7)	(261.9)%
Income tax expenses (benefit)	0.7	0.2%	2.1	0.4%	(1.4)	(66.7)%

Net income (loss)	$(64.8)	(14.4%)	$37.5	6.6%	$(102.3)	(272.8)%

Net Sales. Net sales for six-month period ended July 3, 2005 were $449.4 million. This represents a $114.8 million or 20.3% decrease compared to $564.2 million for the six-month period ended June 30, 2004. This decrease in net sales is primarily attributable to the reduction in DRAM foundry revenue from Hynix and revenue from our Application Processor product line. As mentioned previously, we have realigned these products to focus on consumer appliance and mobile application areas where our strategic and technical strength can be leveraged and is more consistent with our core business. The decline in net sales was partially offset by increased revenue in CMOS Image Sensors as a result of an increase in overall market demand.

Net sales to related parties for the current period decreased by $122.5 million from the prior-year period. Subsequent to the Acquisition date, all sales made to Hynix were not reflected as Related Party sales. We do not break out sales to Hynix as an independent company. During the six-month period ended July 3, 2005, net sales to others were $449.4 million, a $7.7 million or 1.7% increase from the six-month period ended June 30, 2004.

Cost of Sales. Cost of sales were $363.1 million for the six-month period ended July 3, 2005, a $70.9 million or 16.3% decrease from $434.0 million in the prior-year period. The decrease in cost of sales was attributable to lower revenue, depreciation expense and reduced variable spending. Also included in cost of sales in the current-year period was $4.5 million in amortization of the fair market value of inventory in conjunction with the valuation of assets in purchase accounting resulting from the Acquisition of our business from Hynix. Cost of sales as a percentage of net sales increased to 80.8% for the six-month period compared to 76.9% for the prior-year period primarily due to increases in variable costs partially offset by reduction in depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $61.0 million or 13.6% of net sales for the six-month period ended July 3, 2005, a $25.0 million or 69.4% increase from the prior-period selling, general and administrative expenses of $36.0 million or 6.4% of net sales. The increase in SG&A expenses was primarily attributable to increased amortization costs due to purchase accounting resulting from the acquisitions and increased professional and audit fees, partially offset by reduced stock option expenses.

Research and Development Expenses. Research and development expenses were $53.6 million for the six-month period ended July 3, 2005, a $5.4 million or 11.2% increase compared to $48.2 million for the six-month period ended June 30, 2004. This increase was primarily attributable to increased labor costs resulting from the addition of more senior engineering headcount associated with our acquisitions of ISRON Corporation and IC Media Corporation, improved development tools and associated maintenance contracts. Research and development expenses as a percentage of net sales for current-year period was 11.9% compared to 8.5% in prior-year period.

Restructuring and Impairment Charges. During the current year period, the Company recorded a one-time charge of $8.7 million for restructuring and asset impairment. This amount included $8.0 million for long-lived asset impairment and $0.7 million for an early retirement program. Refer to Note 9. Restructuring and Impairment Charges for details.

Operating Income (Loss). Operating loss for the six-month period ended July 3, 2005 was $37.0 million, an $83.0 million decrease from the operating income of $46.0 million for the six-month period ended June 30, 2004. Operating loss as a percentage of net sales was 8.2% in current-year period compared to operating income as a percentage of net sales of 8.2% in the same period during 2004. The current period operating loss was primarily attributable to higher operating expenses including one-time charges, and the decrease in margin driven by inventory reserves and amortization.

Net Interest Expense. Net interest expense was $27.9 million during the six-month period ended July 3, 2005, a $15.0 million or 116.3% increase from $12.9 million for the six-month period ended June 30, 2004. The increase in net interest expense was primarily due to the resulting interest expense from having outstanding debt of $750.0 million in the current year period versus $297.5 million in debt on a carve-out basis at June 30, 2004. Refer to Note 4. Long-term Borrowings for details.

Income Tax Expense (Benefit). Income tax expense was $0.7 million for the six-month ended July 3, 2005, a $1.4 million decrease from $2.1 million for the six-month period ended June 30, 2004. Income tax expense of current year period was principally attributable to the effect of the Korean withholding tax on the interest income paid to our Korean company’s Dutch parent company that was mostly offset by the recognition of a deferred tax asset for expected future utilization of the Company’s cumulative tax net operating loss. Due to the uncertainty of utilization for foreign tax credits, the Korean withholding tax was treated as a current tax expense to the Company.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the notes and, if drawn upon, the senior credit facility, to invest in research and development and capital expenditures. We anticipate that operating cash flow, together with available borrowing capacity under our senior credit facility, will be sufficient to meet our working capital needs, our research and development and capital expenditures and service requirements on our debt obligations for the foreseeable future. As of July 3, 2005 we had total long-term debt outstanding of $750.0 million. The senior credit facility was unused and available.

We generated cash from operating activities of $22.3 million and $218.2 million for the six-month periods ended July 3, 2005 and June 30, 2004, respectively. The decrease in cash from operating activities between the two periods was due to 20.3% lower sales coupled with a 33.7% decrease in margin and 7.0% increase in accounts receivable.

Our working capital balance was $121.6 million at July 3, 2005 and $129.3 million at December 31, 2004. The decrease of working capital balance was primarily due to a lower cash balance and lower inventory at July 3, 2005.

For investing activities, we used cash of approximately $27.1 million and $36.6 million for the six-month periods ended July 3, 2005 and June 30, 2004, respectively. The decrease in cash used for investing activities was due to lower spending on purchase of plant, property and equipment, partially offset by an increase in cash used in business acquisitions in the current year.

We used $13.5 million during the six-month period ended July 3, 2005 and $180.9 million for six-month period ended June 30, 2004 for financing activities. In the current-year period the Company repaid short-term loan of $13.4 million while, in the prior year, the Company repaid a short-tem loan and long-term debts in the amounts of $46 million and $134.9 million, respectively.

Capital Expenditures. For the six-month period ended July 3, 2005, capital expenditures totaled $19.5 million compared to $36.8 million during the six-month period ended June 30, 2004. The year over year decrease was due to procurement of equipment to support a turnaround in business conditions beginning in the second half of 2004. Capital expenditures in recent years have remained at relatively nominal levels in comparison to the operating cash flows generated during corresponding periods. However, we are planning to increase our capital expenditure significantly toward the end of this year on new product design and development, wafer fabrication upgrades and manufacturing equipment to increase capacity and improve productivity.

Future Financing Activities. Our primary future capital requirements on a recurring basis will be funding working capital needs, meeting required debt payments and funding research and development and capital expenditures. Specifically, going forward, we expect to expand our research and development headcount and make investments in advanced software and hardware design tools that increase our design engineer productivity. In addition, we plan to add design centers in key geographical locations near our strategic customers. We anticipate that operating cash flows, together with available borrowings under our senior credit facility, will be sufficient to meet these capital requirements for the foreseeable future. We may from time to time incur additional debt.

We may need to incur additional debt or issue equity to make strategic acquisitions of investments. We cannot assure you that such financing will be available to us on acceptable terms or that such financing will be available at all.

Contractual Obligations

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations as of July 3, 2005.

	Payments Due by Period
	Total	2005	2006	2007	2008	2009	Thereafter	Interest expense
	(in millions of US Dollars)
Secured notes and subordinated notes(†)	750.0						750.0
Operating lease	16.6	2.7	5.0	4.1	2.4	2.4
Capital lease	0.9	0.3	0.4	0.1	0.1
Royalties payable	4.1	1.5	1.5	1.5				(0.4)
Other payable	7.0	1.5	3.0	3.0				(0.5)
Government grants payable(*)	0.7						0.7

(†)	Excludes interest obligations on the notes.

(*)	The maturity of the government grant is not specified in the underlying agreements. However, for the purposes of this table, its maturity was assumed to be greater than five years.

Unit/Stock-based Compensation Expense

For options granted to employees on or after October 6, 2004, we record a compensation charge equal to the excess, if any, of the deemed fair value of the stock at the measurement date over the option exercise price, in accordance with Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees. All of the option grants during this period reflected an exercise price equal to or higher than the fair value, therefore, no compensation expense was recorded. Refer to Note 8. Unit-Based Compensation for details.

Options were previously granted by Hynix to our employees and the related compensation costs are reflected in the historical financials. For the three and six months ended June 30, 2004, a charge was recorded in the amount of $0.9 million and $3.9 million, respectively. However, none of these options were transferred as part of the Acquisition, and therefore, no additional future charges will be required related to these previously issued option grants. On the other hand, we have established a new employee option plan and intend to make grants in the future.

Recent accounting pronouncements

In December 2004, FASB issued SFAS 123(R), Share-Based Payment (revised 2004). This revision will affect current practice in a number of ways, including the elimination of the alternative to use the intrinsic value method of accounting from Accounting Principles Board (“APB”) Opinion No. 25 that was provided in FASB Statement No. 123 as originally issued. This statement will become effective and impact the Company on January 1, 2006. The Company is evaluating the impact of this proposed FASB Statement on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date for the Company was January 1, 2005, and there was no material impact on our financial statements resulting from this proposed FASB Statement.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement supersedes APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting for a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard will have no impact on our financial statements. To our knowledge, no accounting changes or errors have occurred in the current or prior periods.

Certain Factors

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase net sales and profit levels during industry downturns.

The semiconductor industry is highly cyclical and periodically experiences significant economic downturns characterized by diminished product demand, resulting in production overcapacity and excess inventory in the markets we serve, which can result in rapid erosion of average selling prices. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and the decline in general economic conditions.

We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our profitability and the value of our business.

Customer demand is difficult to accurately forecast.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer demand. On occasion, customers may require rapid increases in production, which can challenge our resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers’ increased demand for our product. Conversely, downturns in the semiconductor industry may cause and have caused our customers to significantly reduce the amount of products ordered from us. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income.

Our customers may cancel their orders, change production quantities or delay production.

We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers, which we have experienced as a result of the recent downturn in the semiconductor industry, have adversely affected and may continue to adversely affect our results of operations. In addition, while we do not obtain long-term purchase commitments, we generally agree to the pricing of a particular product for the entire lifecycle of the product, which can extend over a number of years. If we underestimate our costs when determining the pricing, our margins and results of operations would be adversely affected.

A significant portion of our sales comes from a relatively limited number of customers.

If we were to lose key customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 180 customers in the six-month period ended July 3, 2005, net sales to our 10 largest customers represented approximately 63.9% of our net revenue for the period. During the period, except for Hynix Semiconductor, Inc., our two largest customers, LG Philips LCD and Solomon Systech Limited, represented 17.05% and 6.83% of our net sales, respectively. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high-volume devices within a short period of time would adversely affect our business.

Our industry is highly competitive.

The semiconductor industry is highly competitive and includes hundreds of companies, a number of which have achieved substantial market share. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. Some of our competitors are well-established as independent companies and have substantially greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in specialized markets, and with the internal capabilities of many of our significant customers. We expect to experience continuing competitive pressures in our markets from existing competitors and new entrants. Any consolidation among our competitors could enhance their product offerings and financial resources, further enhancing their competitive position. Our ability to compete successfully depends on a number of factors, including the following: our ability to offer cost effective products on a timely basis using our technologies; our ability to accurately identify and respond to emerging technological trends and demand for product features and performance characteristics; product introductions by our competitors; our ability to adopt or adapt to emerging industry standards; and the number and nature of our competitors in a given market. Many of these factors are outside of our control. In the future, our competitors may capture our existing or potential customers and our customers may satisfy more of their requirements internally. As a result, we may experience declining revenues and profits.

A decline in average selling prices could decrease our profits.

In the past, our industry has experienced a decline in average selling prices. A decline in average selling prices for our products, if not offset by reductions in the costs of producing such products, would decrease our gross profits and could have a material adverse effect on our business, financial condition and results of operations.

Growth in the consumer electronics and other end markets for our products is an important component in our success.

Our continued success will depend in part on the growth of various consumer electronics markets and other end markets that use our semiconductors and on general economic growth. To the extent that we cannot offset recessionary periods or periods of reduced growth that may occur in these markets through greater penetration of these markets, our sales may decline and our business, financial condition and results of operations may suffer as a result.

We may not be successful in establishing a brand identity.

Our business was historically conducted under the Hynix brand name and we are now marketing our products under the new MagnaChip brand name. We may need to devote considerable resources to establish the MagnaChip brand name for our business in the marketplace. This effort may not succeed, and our business, financial condition and results of operations may suffer as a result.

We depend on successful technological advances for growth.

Our industry is subject to rapid technological change and product obsolescence as customers and competitors create new and innovative products and technologies. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive and we may not be able to access leading edge process technologies or to license or otherwise obtain essential intellectual property required by our customers. Our inability to continue identifying new product opportunities, or manufacturing technologically advanced products on a cost-effective basis, may result in decreased revenues and a loss of market share to our competitors.

We may not be able to attract or retain the technical or management employees necessary to remain competitive in our industry.

We depend on our ability to attract and retain skilled technical and managerial personnel. Generally, with the exception of certain key executives, our employees are not bound by employment or noncompetition agreements. We could lose the services of, or fail to recruit, skilled personnel, which could hinder our research and product development programs or otherwise have a material adverse effect on our business.

If we encounter future labor problems, we may fail to deliver our products in a timely manner which could adversely affect our revenues and profitability.

As of July 3, 2005, approximately 60% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We cannot assure you that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience significant work stoppages in future years or that we will not record significant charges related to those work stoppages.

We may incur costs to engage in future business combinations or strategic investments and the anticipated benefits of those transactions may never be realized.

As part of our business strategy, we may seek to enter into business combinations, investments, joint ventures and other strategic alliances with other companies in order to maintain and grow revenue and market presence as well as to provide us with access to technology, products and services. Those transactions would be accompanied by risks that may harm our business, such as difficulties in assimilating the operations, personnel and products of an acquired business or in realizing the projected benefits; disruption of our ongoing business; potential increases in our indebtedness and contingent liabilities; and charges if the acquired company or assets are later worth less than the amount paid for them in the Acquisition. In addition, our senior secured credit facility and the indentures governing the notes may prohibit us from making acquisitions that we may otherwise wish to pursue.

We depend on high utilization of our manufacturing capacity.

As many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could reduce our profit margins and adversely affect our operating results. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations, power interruptions, fire, flood or other natural disasters or calamities.

The failure to achieve acceptable manufacturing yields could adversely affect our business.

The manufacture of semiconductors requires precision, a highly-regulated and sterile environment and expensive equipment. We may have difficulty achieving acceptable yields in the manufacture of our products. Slight impurities or defects in the masks used to print circuits on a wafer or other factors can cause significant difficulties, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions.

We rely on packaging subcontractors.

The majority of our net sales are derived from semiconductor devices assembled in advanced packages. The packaging of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. We outsource our semiconductor packaging to subcontractors, most of which are located in Korea and Southeast Asia. We rely on these subcontractors to package our devices with acceptable quality and yield levels. If our semiconductor packagers experience problems in packaging our semiconductor devices or experience prolonged quality or yield problems, our operating results could be adversely affected.

We depend on successful parts and materials procurement for our manufacturing processes.

We use a wide range of parts and materials in the production of our semiconductors, including silicon, processing chemicals, processing gases, precious metals and electronic and mechanical components. We procure materials and electronic and mechanical components from domestic and foreign sources and original equipment manufacturers. As a division of Hynix, we were able to take advantage of Hynix’s size and purchasing power in procuring parts and materials. As an independent company, we are smaller and less diversified than Hynix, and we may be unable to obtain parts and materials at prices and on terms as favorable as those available to us prior to the separation from Hynix in October 2004. If we cannot obtain adequate materials in a timely manner or on favorable terms for the manufacture of our products, either or both of our revenues or profits will decline.

We face product liability risks and the risk of negative publicity if our products fail.

Our semiconductors are incorporated into a number of end products, and our business is exposed to product liability risk and the risk of negative publicity if our products fail. Although we maintain insurance for product liability claims, the amount and scope of our insurance may not be adequate to cover a product liability claim that is asserted against us. In addition, product liability insurance could become more expensive and difficult to maintain and, in the future, may not be available on commercially reasonable terms or at all.

In addition, we are exposed to the product liability risk and the risk of negative publicity affecting our customers and suppliers. Our sales may decline if any of our customers are sued on a product liability claim. We may also suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers’ products.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others.

We seek to protect our proprietary technologies and know-how through the use of patents, trade secrets, confidentiality agreements and other security measures. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Some of our technologies are not covered by any patent or patent application. The confidentiality agreements on which we rely may be breached and may not be adequate to protect our proprietary technologies. We cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although we have never received any notices of infringement of a third-party patent, to our knowledge, Hynix has received five notices of infringement from third parties regarding various technology transferred to us in the Acquisition. We cannot assure you that these or other third parties will not tender notices of patent infringement or assert infringement claims against us in the future. Litigation, which could result in substantial costs to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend against claimed infringement of the rights of others. In the event of an adverse outcome in any such litigation, we may be required to pay substantial damages, indemnify customers for damages they may suffer if the products they purchase from us violate the intellectual property rights of others, stop our manufacture, use, sale or importation of infringing products, expend significant resources to develop or acquire non-infringing technologies, discontinue processes or obtain licenses to the intellectual property we are found to have infringed. We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms, or at all.

As a business segment of Hynix, we were the beneficiary of some of Hynix’s intellectual property arrangements, including cross-licensing arrangements with other leading semiconductor companies and licenses from third parties of technology incorporated in our products and used to operate our business. We are no longer a beneficiary under some of these agreements and arrangements. There may be third parties who had refrained from asserting intellectual property infringement claims against our products or processes while we were a business segment of Hynix that elect to pursue such claims against us now that we are an independent company. In addition, some of our technologies have been sublicensed from Hynix on a non-exclusive basis and Hynix may sublicense such technologies to others. We have cross-licensed most of our technologies to Hynix. This cross-license is subject to the non-competition provision of the Hynix business transfer agreement. Our competitors may develop, patent or gain access to similar know-how and technology. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights.

We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses.

We are subject to requirements of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and wastes, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, constantly changing and have tended to become more stringent over time. We cannot assure you that we have been, or will be at all times, in complete compliance with all these laws and regulations or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, the failure to comply with new or existing laws, or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations, or restrict our ability to expand operations.

We could suffer adverse tax and other financial consequences as a result of changes in, or differences in the interpretation of, applicable tax laws.

Our company organizational structure is based, in part, on assumptions about the various tax laws, including withholding tax, and other laws of applicable non-U.S. jurisdictions. In addition, MagnaChip Korea was granted a limited tax-holiday under Korean law in October 2004, which provides for certain tax exemptions for corporate taxes, withholding taxes, acquisition taxes, property and land taxes and other taxes for varying number of years. Our interpretations and conclusions are not binding on any taxing authority, and, if our assumptions about tax and other laws are incorrect, if the authorities were to change or modify the relevant laws or if MagnaChip Korea were to lose its tax holiday, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our company organizational structure materially impaired.

A limited number of persons indirectly control us and may exercise their control in a manner adverse to your interests.

CVC, Francisco Partners, and CVC Asia Pacific, own approximately 34%, 34% and 18%, respectively, of the outstanding voting interests in MagnaChip LLC. By virtue of their ownership of these voting interests, and the securityholders’ agreement among MagnaChip LLC and its unitholders, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the unitholders for approval, including the election of a majority of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets.

We may need additional capital in the future and it may not be available on acceptable terms or at all.

We may require more capital in the future to fund our operations, finance investments in equipment and infrastructure, and respond to competitive pressures and potential strategic opportunities. Additional capital may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, we may have to reduce our operations or forego opportunities and it may have a material adverse effect on our business, financial condition and results of operations.

Our international operations are subject to various risks that may lead to decreases in financial results.

We face risks inherent in international operations, such as unexpected changes in regulatory requirements, tariffs and other market barriers, political, social and economic instability, adverse tax consequences, war, civil disturbances and acts of terrorism, difficulties in accounts receivables collection, extended payment terms and differing labor standards, enforcement of contractual obligations and protection of intellectual property. These risks may lead to increased costs or decreased revenue growth, or both.

We are subject to risks associated with currency fluctuations.

Our revenues are denominated in various currencies, specifically, the Korean Won, Japanese Yen, Euro and U.S. dollar. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect the translated price of products and therefore operating margins and could result in exchange losses.

The majority of our costs are denominated in Korean Won and to a lesser extent in Japanese Yen, U.S. dollar and Euro. Therefore, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect cost of goods sold and operating margins and could result in exchange losses.

We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may have engaged in, and may continue to engage in, exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging technique we implement will be effective. If it is not effective, we may experience reduced operating margins.

Our historical financial information may not be representative of our results as a separate company.

We have limited operating history as a stand-alone company due to our recent Acquisition by the equity sponsors in October 2004. Prior to the Acquisition, we operated as a division of Hynix. Historical financial information for periods prior to September 30, 2004 has been derived from Hynix’s consolidated financial statements, is presented on a carve-out basis and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. As carve-out financial statements, the financial statements include allocations of the costs of shared activities and overhead of Hynix and of intangible assets and property, plant and equipment shared with Hynix. These allocations are based upon various assumptions and estimates, some of which are subjective. Actual results of our operations had we operated on a stand-alone basis, may differ from those allocations and estimates. Also, as part of the Acquisition we did not acquire certain assets that were included in the carve-out financial statements and we assumed certain additional costs and obligations that are not reflected in the carve-out financial statements. Accordingly, the carve-out financial statements should not be relied upon as being representative of our financial position or operating results had we operated on a stand-alone basis, nor may they be representative of our financial position or operating results following the Acquisition.

We depend on Hynix for services and our business and results of operations could be adversely affected if Hynix were unwilling or unable to provide such services or terminated the relationship.

Pursuant to agreements we entered into at the time we acquired our business, a number of services that are essential to our business are provided to us by or through Hynix. Some of these services include electricity, bulk gasses and de-ionized water, campus facilities, wastewater and sewage management and environmental safety and facility monitoring services. If any of our agreements with Hynix were terminated or if Hynix were unwilling or unable to fulfill its obligations to us under the terms of these agreements, we may experience a material decrease in our production capabilities and increase in our expenses.

In addition, we lease building and warehouse space from Hynix in Cheongju, Korea and Ichon, Korea and lease to Hynix some of the space we own in Cheongju, Korea. If Hynix were to become insolvent, we could lose our leases on some of our building and warehouse space.

Third parties may seek to hold us responsible for liabilities of Hynix that we did not assume in connection with the Acquisition of our business from Hynix.

Third parties may seek to hold us responsible for Hynix’s retained liabilities. Under our agreements with Hynix, Hynix has agreed to indemnify us for claims and losses relating to such retained liabilities. However, if such liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from Hynix.

Research and development investments may not yield profitable and commercially viable products and thus will not necessarily result in increases in revenues for us.

We invest significant resources in our research and development. However, research and development efforts may not yield commercially viable products. During each stage of research and development there is a substantial risk that we will have to abandon a potential product which is no longer marketable and in which we have invested significant resources. In the event we are able to develop viable new products, a significant amount of time will have elapsed between our investment in the necessary research and development effort and the receipt of any related revenues.

Investor confidence and the price of the notes may be adversely impacted if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

As an SEC reporting company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. If we fail to achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that the value of a financial instrument will fluctuate due to changes in market conditions, including changes in interest rates and foreign exchange rates. In the normal course of our business, we are subject to market risk associated with interest rate movements and currency movements on our assets and liabilities.

Foreign Currency Risk. We have exposure to some foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars. We have foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at July 3, 2005 for our Korean subsidiary, a 10% devaluation of the Korean Won against the U.S. dollar would have resulted in a decrease of $1.4 million in our U.S. dollar and financial instruments cash balance.

Interest Rate Risk. The $200 million 6 7/8% Second Priority Senior Secured Notes due 2011 and the $250 million 8% Senior Subordinated Notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at July 3, 2005, we estimate that we would have additional interest expense cost over market rate of $1.3 million (180 days basis). Our net loss for six-month period ended July 3, 2005 would have increased by 2.0%. The fair value on these fixed rate notes would have decreased by $11.0 million or increased by $11.5 million with a 10% increase or decrease in the interest rate, respectively.

Cash Flow Interest Rate Risk. The Company entered into an interest rate swap agreement to convert the variable interest rate on our Floating Rate Second Priority Senior Secured Notes to a fixed interest rate for the period to maturity of the interest rate swap, which is June 2008. By this interest rate swap, cash flow interest rate risk was replaced with exposure to interest rate risk. Refer to Interest Swap under Note 4. Long-term Borrowings for details.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our chief executive officer (“CEO”) and our chief financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the quarterly period covered by this report, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Limitations on Controls: Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number.	Description
10.35	Interest Rate Swap Transaction Letter Agreement, dated as of June 30, 2005, by and between MagnaChip Semiconductor S.A. and Deutsche Bank AG

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR LLC

Dated: September 6, 2005	By:	/s/ Youm Huh
Youm Huh
Chief Executive Officer and President

Dated: September 6, 2005	By:	/s/ Robert J. Krakauer
Robert J. Krakauer
Executive Vice President, Strategic Operations and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.35	Interest Rate Swap Transaction Letter Agreement, dated as of June 30, 2005, by and between MagnaChip Semiconductor S.A. and Deutsche Bank AG

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.