Form 10-Q
period 2005-10-02
MAGNACHIP SEMICONDUCTOR LLC
filed 2005-11-16
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 14, 2005, the registrant had 53,037,319.672 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended October 2, 2005	Nine months ended October 2, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2004
	(Successor Company)		(Predecessor Company)
Net sales
Related party	$—	$—	$41,258	$163,760
Others	243,089	692,502	236,150	677,828

	243,089	692,502	277,408	841,588
Cost of sales	181,177	544,234	220,589	654,569

Gross profit	61,912	148,268	56,819	187,019

Selling, general and administrative expenses	28,166	89,163	18,029	53,982
Research and development expenses	27,043	80,630	27,453	75,657
Restructuring and impairment charges	—	8,720	—	—

Operating income (loss)	6,703	(30,245)	11,337	57,380

Other income (expenses)
Interest expense, net	(14,944)	(42,836)	(4,876)	(17,749)
Foreign currency gain (loss), net	(5,473)	(4,667)	(261)	5,364
Others	—	—	312	1,070

	(20,417)	(47,503)	(4,825)	(11,315)

Income (loss) before income taxes	(13,714)	(77,748)	6,512	46,065

Income tax expenses (benefits)	(472)	256	764	2,828

Net income (loss)	$(13,242)	$(78,004)	$5,748	$43,237

Non cash dividends to preferred unitholders	2,506	7,379

Net loss attributable to common units	$(15,748)	$(85,383)

Net loss per common units - Basic and diluted	$(0.30)	$(1.62)

Weighted average number of units - Basic and diluted	53,037,320	52,848,430

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	October 2, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$71,027	$58,396
Restricted cash	5,163	12,962
Accounts receivable, net	116,508	86,592
Inventories, net	82,963	86,169
Other receivables	7,582	72,918
Other current assets	7,530	6,915

Total current assets	290,773	323,952

Property, plant and equipment, net	498,308	581,636
Intangibles, net	210,163	211,987
Other non-current assets	53,826	36,955

Total assets	$1,053,070	$1,154,530

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$79,906	$66,163
Other accounts payable	23,083	86,462
Accrued expenses	38,384	31,413
Short-term borrowings	11,118	749
Other current liabilities	10,254	9,892

Total current liabilities	162,745	194,679

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	52,166	50,714
Other non-current liabilities	8,912	6,731

Total liabilities	973,823	1,002,124

Commitments and contingencies
Series A redeemable convertible preferred units; 60,000 units authorized; 50,091 units issued and 0 units outstanding at October 2, 2005 and December 31, 2004	—	—
Series B redeemable convertible preferred units; 550,000 units authorized; 450,693 units issued and 93,997 units outstanding at October 2, 2005 and December 31, 2004	103,913	96,534

Total redeemable convertible preferred units	103,913	96,534

Unitholders’ equity
Common units; 65,000,000 units authorized; 53,037,320 units and 52,533,003 units issued and outstanding at October 2, 2005 and December 31, 2004, respectively	53,037	52,533
Additional paid-in capital	2,110	2,100
Accumulated deficit	(104,649)	(19,266)
Accumulated other comprehensive income	24,836	20,505

Total unitholders’ equity (deficit)	(24,666)	55,872

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$1,053,070	$1,154,530

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands of US dollars)

	Nine months ended October 2, 2005	Nine months ended September 30, 2004
	(Successor Company)	(Predecessor Company)
Cash flows from operating activities
Net income (loss)	$(78,004)	$43,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	154,748	266,862
Provision for severance benefits	12,189	15,353
Amortization of debt issuance costs	2,561	—
Loss on foreign currency translation, net	5,451	—
(Gain) on disposal of property, plant and equipment, net	(860)	(488)
Impairment charges on property, plant and equipment	7,996	—
Stock compensation	—	3,324
Others, net	(1,662)	(673)
Changes in operating assets and liabilities
Accounts receivable	(31,257)	(7,067)
Inventories	2,637	(18,070)
Other receivables	65,323	—
Accounts payable	12,233	(5,719)
Other accounts payable	(76,377)	18,329
Accrued expenses	4,564	584
Other current assets	2,684	(1,177)
Other current liabilities	(438)	1,450
Payment of severance benefits	(10,664)	(6,602)
Others, net	(13,918)	2,828

Net cash provided by operating activities	57,206	312,171

Cash flows from investing activities
Purchase of plant, property and equipment	(39,839)	(84,595)
Purchases of intangibles, net	(1,614)	(2,128)
Acquisition of business	(16,451)	—
Decrease in restricted cash	7,876	—
Others, net	3,120	1,392

Net cash used in investing activities	(46,908)	(85,331)

Cash flows from financing activities
Repayment of short-term borrowings	(12,400)	(46,978)
Repayment of long-term borrowings	—	(179,862)
Proceeds from short-term borrowings	10,578	—
Others, net	(80)	—

Net cash used in financing activities	(1,902)	(226,840)
Effect of exchange rates on cash and cash equivalents	(385)	—

Net decrease in cash and cash equivalents	8,011	—

Cash and cash equivalents
Beginning of the period	58,396	—
Net increase in cash and cash equivalents from changes of consolidated subsidiaries	4,620	—

End of the period	$71,027	$—

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (successor company) (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the three-month period ended December 31, 2004, and for the nine-month period ended September 30, 2004, which are included in our S-4 Registration Statement that was filed on June 21, 2005, and the amendments thereto, with the Securities and Exchange Commission. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The results of operations for the three-month and nine-month periods ended October 2, 2005 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

2. Inventories

Inventories as of October 2, 2005 and December 31, 2004 consist of the following:

	October 2, 2005	December 31, 2004
Finished goods	$19,821	$28,431
Semi-finished goods and work-in-progress	64,569	55,563
Raw materials	4,904	7,599
Materials in-transit	4,562	850
Less: valuation allowance	(10,893)	(6,274)

Inventories, net	$82,963	$86,169

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

3. Product Warranties

Accrued warranty liabilities as of October 2, 2005 and December 31, 2004 are as follows:

	October 2, 2005	December 31, 2004
Balance at January 1, 2005 and October 1, 2004	$1,448	$2,677
Accrued (reduced) warranty reserve	1,500	(977)
Costs incurred	(1,705)	(477)
Translation adjustments	(6)	225

Balance at October 2, 2005 and December 31, 2004	$1,237	$1,448

4. Short-term and Long-term Borrowings

Details of short-term borrowings as of October 2, 2005 and December 31, 2004 are as follows:

	October 2, 2005		December 31, 2004
	Annual interest rate (%)	Amount of principal	Annual interest rate (%)	Amount of principal
Banker’s Usance	2.81 ~ 4.95	$11,118	1.05 ~ 1.55	$749

Details of long-term borrowings as of October 2, 2005 and December 31, 2004 are presented as below:

	Maturity	Annual interest rate (%)	Amount of principal
Floating Rate Second Priority Senior Secured Notes	2011	3 month LIBOR + 3.250	$300,000
6 7/8% Second Priority Senior Secured Notes	2011	6.875	200,000
8% Senior Subordinated Notes	2014	8.000	250,000

			$750,000

Interest Rate Swap: Effective June 27, 2005, the Company entered into an interest rate swap agreement (the “Swap”) that converted the variable interest rate based on the 3-month London Inter-bank Offering Rate (“LIBOR”) plus 3.25% to fixed interest rate on the Company’s Floating Rate Second Priority Senior Secured Notes (the “Notes”). This Swap will be in effect until 15 June, 2008.

The Swap qualifies as a cash flow hedge under Statements of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company is utilizing the “hypothetical derivative method” to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative”. Under this methodology, the actual swap was effective when compared to the hypothetical hedge.

For the three and nine-month periods ended October 2, 2005, the Company recorded changes in the fair value of the Swap amounting to $2,962,033 and $3,045,399, respectively, under other comprehensive income in the accompanying consolidated financial statements. In addition, during the same periods, the Company recognized additional interest expense of $435,333 and $475,000, respectively, which represent the differences between fixed and variable rate.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

5. Accrued Severance Benefits

Changes in accrued severance benefits for the three and nine-month periods ended October 2, 2005 (successor company) and for the three and nine-month periods ended September 30, 2004 (predecessor company) are as follows:

	Three months ended October 2, 2005	Nine months ended October 2, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2004
	(Successor Company)		(Predecessor Company)
Beginning balance	$53,870	$52,925	$50,793	$40,015
Provisions	4,063	12,189	3,840	15,353
Transferred from acquired company	—	196	—	—
Severance payments	(3,201)	(10,664)	(4,763)	(6,837)
Effect of foreign currency translation and other	(694)	(608)	133	1,472

	54,038	54,038	50,003	50,003

Less: Cumulative contributions to the National Pension Fund	(950)	(950)	(1,304)	(1,304)
Group Severance insurance plan	(922)	(922)	(1,202)	(1,202)

	$52,166	$52,166	$47,497	$47,497

The severance benefits are funded approximately 3.46% and 5.01% as of October 2, 2005 and September 30, 2004, respectively, through our national pension fund and group severance insurance deposit plan which will be used exclusively for payment of severance benefits to eligible employees. Theses amounts have been deducted from the accrued severance benefit balance.

In addition, the Company expects to pay the following future benefits to its employees upon their normal retirement age:

Retirement benefit
2005 - 2008	$—
2009	65
2010 - 2014	1,235

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

6. Series B Redeemable Convertible Preferred Units

Changes in series B redeemable convertible preferred units for the three and nine-month periods ended October 2, 2005 were as follows:

	Three months ended October 2, 2005		Nine months ended October 2, 2005
	Units	Amounts	Units	Amounts
Beginning of period	93,997	$101,407	93,997	$96,534
Accrual of non cash preferred dividends	—	2,506	—	7,379

End of period	93,997	$103,913	93,997	$103,913

7. Earnings per Unit

The following table illustrates the computation of basic loss per common unit for the three and nine-month periods ended October 2, 2005.

	Three months ended October 2, 2005	Nine months ended October 2, 2005
Net loss	$(13,242)	$(78,004)
Non cash dividends to preferred unitholders	2,506	7,379

Net loss attributable to common units	$(15,748)	$(85,383)

Weighted-average common units outstanding	53,037,320	52,848,430

Basic loss per unit	$(0.30)	$(1.62)

The following outstanding redeemable convertible preferred units issued, options granted and warrants issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effect on the calculation:

Three and Nine months ended October 2, 2005
Redeemable convertible preferred units	93,997
Options	3,536,080
Warrants	5,079,254

In connection with the Acquisition, the Company issued a warrant to Hynix which enables Hynix to purchase 5,079,254 common units of the Company at an exercise price of $1.00 per unit. This warrant expires on October 6, 2006. Refer to Note 8. Unit-Based Compensation for details of option grants.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

8. Unit-Based Compensation

In addition to 1,146,178 options to purchase the Company’s common units outstanding as of January 1, 2005, the Company granted on January 5, 2005, 1,922,500 options to purchase common units to management and employees with exercise prices ranging from $1 to $3 per unit. Under the Company’s Equity Incentive Plan, 25% of the units vested with a right to exercise by the option holder on September 30, 2005 and 6.25% of the units will vest with a right to exercise on the last day of each calendar quarter thereafter pursuant to the resolution approved by board of directors.

Subsequent to the grants on January 5, 2005, the Company additionally granted 900,062 options to purchase common units to its management and employees with exercise prices ranging from $1 to $3 per unit. Most of these options have a vesting term of 25% of the units on the first anniversary of the grant date and 6.25% of the units on the last day of each calendar quarter thereafter pursuant to the resolution of the Company’s board of directors.

During the nine months ended October 2, 2005, 432,660 of previously issued options to purchase common units were forfeited.

The Company accounts for unit-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees; accordingly, no compensation cost was recorded for the nine months ended October 2, 2005. The Company utilizes the Black-Scholes option valuation model to value options for pro forma presentation of income as if the fair value based accounting method in SFAS No. 123, Accounting for Stock-Based Compensation, had been used to account for unit-based compensation and the Company’s adjusted net income (loss) would have increased and is illustrated in the pro forma table below:

	Three months ended October 2, 2005	Nine months ended October 2, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2004
	(Successor Company)		(Predecessor Company)
As reported net income (loss)	$(13,242)	$(78,004)	$5,748	$43,237
Add: Amortization of non-cash deferred unit compensation expense determined under the intrinsic value method as reported in net income, net of tax	—	—	(550)	3,324
Deduct: Total unit-based employee compensation expense determined under the fair value method for all awards, net of tax	(109)	(327)	(3,849)	(5,614)

Pro forma net income (loss)	$(13,351)	$(78,331)	$1,349	$40,947

Pro forma loss per unit	$(0.30)	$(1.62)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The weighted average fair value of options granted during the three and nine months ended October 2, 2005 (Successor Company) was $0.09 and $0.22, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following set of assumptions (average-weight):

Expected life	2.2 Years
Expected volatility	60.3%
Risk-free interest rate	3.0%
Expected dividends	—

9. Restructuring and Impairment Charges

During the nine months ended October 2, 2005, the Company recorded restructuring and asset impairment charges totaling $8,720 thousand, as the Company determined that recent strategic decisions to outsource some of the manufacturing processes would impact future cash flows of certain capital equipment used specifically for packaging and testing of one of the Company’s product lines. Based on such decisions, the Company recognized an impairment charge of $7,996 thousand for long-lived assets under Statements of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets as well as a one time restructuring charge of $724 thousand for completion of an early retirement program.

10. Comprehensive Income

Comprehensive income is as follows:

	Three months ended October 2, 2005	Nine months ended October 2, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2004
	(Successor Company)		(Predecessor Company)
Net income (loss)	$(13,242)	$(78,004)	$5,748	$43,237
Fair valuation of derivatives	2,962	3,045	—	—
Foreign currency translation effect and others	(1,246)	1,286	210	4,842

Comprehensive income (loss)	$(11,526)	$(73,673)	$5,958	$48,079

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

11. Condensed Consolidating Financial Statements

The senior secured credit facility and Second Priority Senior Secured Notes are each fully and unconditionally guaranteed by MagnaChip Semiconductor LLC and all of its subsidiaries, except for Shanghai Ximei Corporation (China) and IC Media Japan Kabushiki Kaisha (Japan). The Senior Subordinated Notes are fully and unconditionally guaranteed by MagnaChip Semiconductor LLC and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea), Shanghai Ximei Corporation (China) and IC Media Japan Kabushiki Kaisha (Japan). Below are the condensed consolidating balance sheets as of October 2, 2005 and December 31, 2004, condensed consolidating statements of operations for the three and nine months ended October 2, 2005 (Successor Company) and condensed consolidating statement of cash flows for the nine months ended October 2, 2005 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

October 2, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$281	$667	$48,751	$21,328	$—	$71,027
Restricted cash	—	—	5,163	—	—	5,163
Accounts receivable, net	—	—	128,931	53,238	(65,661)	116,508
Inventories, net	—	—	76,461	7,969	(1,467)	82,963
Other receivables	35,014	718	6,489	35,097	(69,736)	7,582
Short-term inter company loans	—	5,625	—	14,000	(19,625)	—
Other current assets	—	27,009	8,741	10,172	(38,392)	7,530

Total current assets	35,295	34,019	274,536	141,804	(194,881)	290,773

Property, plant and equipment, net	—	—	497,117	1,191	—	498,308
Intangibles, net	—	—	183,152	27,011	—	210,163
Investments in subsidiaries	44,952	(24,914)	—	155,681	(175,719)	—
Long-term inter company loans	—	776,755	—	621,000	(1,397,755)	—
Other non-current assets	—	23,339	44,742	12,804	(27,059)	53,826

Total assets	$80,247	$809,199	$999,547	$959,491	$(1,795,414)	$1,053,070

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$80,310	$65,257	$(65,661)	$79,906
Other accounts payable	1,000	435	55,900	35,484	(69,736)	23,083
Accrued expenses	—	11,531	33,347	28,675	(35,169)	38,384
Short-term borrowings	—	—	11,118	19,625	(19,625)	11,118
Other current liabilities	—	124	3,483	9,870	(3,223)	10,254

Total current liabilities	1,000	12,090	184,158	158,911	(193,414)	162,745

Long-term borrowings	—	750,000	621,000	776,755	(1,397,755)	750,000
Accrued severance benefits, net	—	—	51,911	255	—	52,166
Other non-current liabilities	—	—	6,849	29,122	(27,059)	8,912

Total liabilities	1,000	762,090	863,918	965,043	(1,618,228)	973,823

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

October 2, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	103,913	—	—	—	—	103,913

Total redeemable convertible preferred units	103,913	—	—	—	—	103,913

Unitholders’ equity
Common units	53,037	102,986	38,845	61,063	(202,894)	53,037
Additional paid-in capital	2,110	1,027	155,212	63,371	(219,610)	2,110
Accumulated deficit	(104,649)	(81,911)	(80,573)	(153,376)	315,860	(104,649)
Accumulated other comprehensive income	24,836	25,007	22,145	23,390	(70,542)	24,836

Total unitholders’ equity (deficit)	(24,666)	47,109	135,629	(5,552)	(177,186)	(24,666)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$80,247	$809,199	$999,547	$959,491	$(1,795,414)	$1,053,070

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,386	$3,201	$29,671	$23,138	$—	$58,396
Restricted cash	—	—	12,962	—	—	12,962
Accounts receivable, net	—	—	99,125	42,724	(55,257)	86,592
Inventories, net	—	—	77,338	10,380	(1,549)	86,169
Other receivables	34,773	1,544	70,857	2,061	(36,317)	72,918
Short-term inter company loans	—	10,625	—	—	(10,625)	—
Other current assets	—	5,909	5,196	1,719	(5,909)	6,915

Total current assets	37,159	21,279	295,149	80,022	(109,657)	323,952

Property, plant and equipment, net	—	—	581,514	122	—	581,636
Intangibles, net	—	—	211,981	6	—	211,987
Investments in subsidiaries	116,409	29,231	—	205,358	(350,998)	—
Long-term inter company loans	—	794,805	—	619,991	(1,414,796)	—
Other non-current assets	—	21,869	15,026	60	—	36,955

Total assets	$153,568	$867,184	$1,103,670	$905,559	$(1,875,451)	$1,154,530

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$64,688	$56,732	$(55,257)	$66,163
Other accounts payable	1,162	252	118,572	2,793	(36,317)	86,462
Accrued expenses	—	1,129	29,950	6,243	(5,909)	31,413
Short-term borrowings	—	—	749	8,650	(8,650)	749
Other current liabilities	—	—	8,878	1,014	—	9,892

Total current liabilities	1,162	1,381	222,837	75,432	(106,133)	194,679

Long-term borrowings	—	750,000	619,991	796,780	(1,416,771)	750,000
Accrued severance benefits, net	—	—	50,702	12	—	50,714
Other non-current liabilities	—	—	4,783	1,948	—	6,731

Total liabilities	1,162	751,381	898,313	874,172	(1,522,904)	1,002,124

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	96,534	—	—	—	—	96,534

Total redeemable convertible preferred units	96,534	—	—	—	—	96,534

Unitholders’ equity
Common units	52,533	102,986	38,845	261	(142,092)	52,533
Additional paid-in capital	2,100	1,027	155,212	29,370	(185,609)	2,100
Accumulated deficit	(19,266)	(8,715)	(9,420)	(18,784)	36,919	(19,266)
Accumulated other comprehensive income	20,505	20,505	20,720	20,540	(61,765)	20,505

Total unitholders’ equity	55,872	115,803	205,357	31,387	(352,547)	55,872

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$153,568	$867,184	$1,103,670	$905,559	$(1,875,451)	$1,154,530

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the nine months ended October 2, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$673,969	$318,381	$(299,848)	$692,502
Cost of sales	—	—	540,155	299,970	(295,891)	544,234

Gross profit	—	—	133,814	18,411	(3,957)	148,268

Selling, general and administrative expenses	353	1,408	77,369	12,058	(2,025)	89,163
Research and development expenses	—	—	75,731	6,841	(1,942)	80,630
Restructuring and impairment charge	—	—	8,720	—	—	8,720

Operating income (loss)	(353)	(1,408)	(28,006)	(488)	10	(30,245)

Other income (expenses)	6	(11,065)	(43,147)	6,703	—	(47,503)

Income before income taxes, equity in earnings (loss) of related equity investment	(347)	(12,473)	(71,153)	6,215	10	(77,748)

Income tax expense (benefit)	—	123	—	133	—	256

Income (loss) before equity in earnings (loss) of related Investment	(347)	(12,596)	(71,153)	6,082	10	(78,004)

Earnings (loss) of related investment	(77,657)	(60,600)	—	(68,916)	207,173	—

Net income (loss)	$(78,004)	$(73,196)	$(71,153)	$(62,834)	$207,183	$(78,004)

Non cash dividends to preferred unitholders	7,379	—	—	—	—	7,379

Net income (loss) attributable to common units	$(85,383)	$(73,196)	$(71,153)	$(62,834)	$207,183	$(85,383)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended October 2, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$239,454	$115,232	$(111,597)	$243,089
Cost of sales	—	—	182,430	105,692	(106,945)	181,177

Gross profit	—	—	57,024	9,540	(4,652)	61,912

Selling, general and administrative expenses	238	822	26,595	3,675	(3,164)	28,166
Research and development expenses	—	—	24,123	3,723	(803)	27,043
Restructuring and impairment charge	—	—	—	—	—	—

Operating income (loss)	(238)	(822)	6,306	2,142	(685)	6,703

Other income (expenses)	1	5,764	(18,495)	(7,687)	—	(20,417)

Income before income taxes, equity in earnings (loss) of related equity investment	(237)	4,942	(12,189)	(5,545)	(685)	(13,714)

Income tax expense (benefit)	—	15	—	(487)	—	(472)

Income (loss) before equity in earnings (loss) of related Investment	(237)	4,927	(12,189)	(5,058)	(685)	(13,242)

Earnings (loss) of related investment	(13,005)	(17,464)	—	(8,752)	39,221	—

Net income (loss)	$(13,242)	$(12,537)	$(12,189)	$(13,810)	$38,536	$(13,242)

Non cash dividends to preferred unitholders	2,506	—	—	—	—	2,506

Net income (loss) attributable to common units	$(15,748)	$(12,537)	$(12,189)	$(13,810)	$38,536	$(15,748)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the nine months ended October 2, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net income (loss)	$(78,004)	$(73,196)	$(71,153)	$(62,834)	$207,183	$(78,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating
Depreciation and amortization	—	—	149,561	5,187	—	154,748
Provision for severance benefits	—	—	12,117	72	—	12,189
Amortization of debt issuance costs	—	1,955	606	—	—	2,561
(Gain) loss on foreign currency translation, net	—	19,059	4,181	(17,789)	—	5,451
(Gain) loss on disposal of property, plant and equipment, net	—	—	(861)	1	—	(860)
Impairment charges on property, plant and equipment	—	—	7,996	—	—	7,996
Loss (earnings) of related investment	77,657	60,600	—	68,916	(207,173)	—
Others, net	—	—	(1,728)	66	—	(1,662)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(30,556)	(11,105)	10,404	(31,257)
Inventories	—	—	87	2,029	521	2,637
Other receivables	(241)	826	65,289	(33,970)	33,419	65,323
Accounts payable	—	—	16,567	6,070	(10,404)	12,233
Other accounts payable	(160)	183	(72,206)	29,225	(33,419)	(76,377)
Accrued expenses	—	10,403	3,644	19,777	(29,260)	4,564
Other current assets	—	(21,100)	2,285	(7,761)	29,260	2,684
Other current liabilities	—	123	(5,455)	4,894	—	(438)
Payment of severance benefits	—	—	(10,653)	(11)	—	(10,664)
Others, net	—	—	(31,611)	19,605	(1,912)	(13,918)

Net cash provided by (used in) operating activities	(748)	(1,147)	38,110	22,372	(1,381)	57,206

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the nine months ended October 2, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from investing activities:
Purchases of plant, property and equipment	—	—	(39,729)	(511)	401	(39,839)
Purchase of intangibles, net	—	—	(1,614)	—	—	(1,614)
Acquisition of business	(1,870)	—	—	(14,581)	—	(16,451)
Decrease (increase) of intercompany loans	—	(1,009)	—	(15,009)	16,018	—
Decrease in restricted cash	—	—	7,876	—	—	7,876
Others, net	—	—	2,997	524	(401)	3,120

Net cash used in investing activities	(1,870)	(1,009)	(30,470)	(29,577)	16,018	(46,908)

Cash flows from financing activities:
Repayment of short-term borrowings	—	—	—	(12,400)	—	(12,400)
Proceeds from short-term borrowings	—	—	10,578	14,000	(14,000)	10,578
Proceeds from long-term borrowings	—	—	1,009	1,009	(2,018)	—
Others, net	513	(378)	(215)	—	—	(80)

Net cash provided by (used in) financing activities	513	(378)	11,372	2,609	(16,018)	(1,902)
Effect of exchange rate on cash and cash equivalents	—	—	68	(1,834)	1,381	(385)
Net increase in cash and cash equivalents	(2,105)	(2,534)	19,080	(6,430)	—	8,011

Cash and cash equivalents:
Beginning of the period	2,386	3,201	29,671	23,138	—	58,396
Net increase in cash and cash equivalents from changes of consolidated subsidiaries	—	—	—	4,620	—	4,620

End of the period	$281	$667	$48,751	$21,328	$—	$71,027

PART I. Financial Information – (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors set forth elsewhere in this report and in prior Company filings with the Securities and Exchange Commission (the “SEC”). In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings. These forward–looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. The Company’s management cautions that forward–looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward–looking statements. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes included elsewhere in this report. While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company’s quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward–looking statement in light of future events.

Overview

We are a leading designer, developer and manufacturer of mixed-signal and digital multimedia semiconductors addressing the convergence of consumer electronics and communication devices. We focus our core business on Complementary Metal-Oxide Semiconductor (“CMOS”) image sensors and flat panel display drivers, which are complex, high-performance mixed-signal semiconductors that capture images and enable and enhance the features and capabilities of both small and large flat panel displays. We also provide wafer foundry services utilizing CMOS high voltage, embedded memory, analog and power process technologies for the manufacture of IC’s for customer-owned designs. Our solutions are used in a wide variety of consumer and commercial mass market applications, such as mobile handsets, including camera-equipped mobile handsets, flat panel monitors and televisions, consumer home and mobile displays, portable and desktop computer displays, handheld gaming devices, PDAs and audio-visual equipment such as DVD players.

We derive our net sales from products and services in three principal areas: CMOS imaging solutions, display solutions, and semiconductor manufacturing services.

•	CMOS imaging solutions: Our CMOS image sensor solutions are used in image-capture applications such as camera-equipped mobile handsets, personal computer cameras, fingerprint sensors and surveillance cameras. Our highly integrated image sensors are designed to be cost-effective and to provide brighter, sharper, more colorful, and thus enhanced, image quality.

•	Display solutions: Our flat panel display drivers are used in several major types of large and small flat panel displays, including TFT-LCD, Color-STN and OLED displays. Our flat panel display solutions are used in applications such as mobile handsets, flat panel televisions, displays for portable and desktop computers, handheld gaming devices and PDAs. We produce highly integrated flat panel display driver solutions and have pioneered developments in embedded memory and in the design and manufacturing of display drivers, enabling our customers to provide improved picture quality through thinner, smaller and more power efficient displays.

•	Semiconductor manufacturing services: We use our process technology and manufacturing facilities to manufacture semiconductor wafers for third parties based on their designs. Our five fabs have a combined capacity of over 115,000 eight-inch equivalent wafers per month and are located in Cheongju and Gumi, Korea. Our fabs provide us with large scale, cost-effective and flexible capacity enabling us to rapidly scale to high volume to meet shifts in demand by our end customers.

Our business was named MagnaChip Semiconductor when it was acquired from Hynix Semiconductor on October 6, 2004, by Citigroup Venture Capital Equity Partners, or CVC, Francisco Partners, CVC Asia Pacific, certain members of management and other investors, following discussions with Hynix that began in late 2001 and the execution of a definitive agreement in June 2004. Previously, we were the System IC division within Hynix which, in 1999, had been formed from a merger between the Hyundai Electronics and LG Semiconductor System IC businesses and can trace its history back to the late 1970s. Although we were previously part of Hynix, our business had a history of operating autonomously within Hynix and had a separate global sales force and management structure.

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

We believe the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a separate stand-alone company during the historical carve-out periods presented. As part of the Acquisition, we did not acquire certain assets that were included in the carve-out financial statements and we assumed certain additional obligations that are not reflected in the carve-out financial statements. Accordingly, the carve-out financial statements should not be relied upon as being representative of our financial position or operating results had we operated on a stand alone basis, nor may they be representative of our financial position or operating results following the Acquisition.

Results of Operations - Comparison of Three-Month Periods Ended October 2, 2005 and September 30, 2004

	Three months ended October 2, 2005		Three months ended September 30, 2004		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars)
Net sales
Related party	$—	—	$41.3	14.9%	$(41.3)	(100.0)%
Others	243.1	100.0%	236.1	85.1%	7.0	3.0%

	243.1	100.0%	277.4	100.0%	(34.3)	(12.4)%
Cost of sales	181.2	74.5%	220.6	79.5%	(39.4)	(17.9)%

Gross profit	61.9	25.5%	56.8	20.5%	5.1	9.0%

Selling, general and administrative expenses	28.2	11.6%	18.0	6.5%	10.2	56.7%
Research and development expenses	27.0	11.1%	27.5	9.9%	(0.5)	(1.8)%

Operating income	6.7	2.8%	11.3	4.1%	(4.6)	(40.7)%
Interest expense, net	(14.9)	(6.1)%	(4.9)	(1.8)%	(10.0)	204.1%
Foreign currency gain (loss), net	(5.5)	(2.3)%	(0.2)	(0.1)%	(5.3)	n/a
Others	—	—	0.3	0.1%	(0.3)	(100.0)%

Income (loss) before income taxes	(13.7)	(5.6)%	6.5	2.3%	(20.2)	(310.8)%
Income tax expenses (benefit)	(0.5)	(0.2)%	0.8	0.3%	(1.3)	(162.5)%

Net income (loss)	$(13.2)	(5.4)%	$5.7	2.0%	$(18.9)	(331.6)%

Net Sales. Net sales for the three-month period ended October 2, 2005 were $243.1 million, a $34.3 million or 12.4% decrease from $277.4 million for the three-month period ended September 30, 2004. The reduction from prior-year revenue was primarily due to a decrease of $32.5 million or 78.7% in DRAM foundry business with Hynix. This reduction was due to our strategic decision to focus manufacturing capacity and processes on expanding CMOS image sensor capability, which should help improve prospects for increased profitability and growth in the long term. The effect of this decision was a reduction in available capacity to supply Hynix with memory products and lower sales.

Revenues from our core business for the three month period ended October 2, 2005 increased $4.3 million or 2.0% from $217.3 million for the three month period ended September 30, 2004. The slight increase was related to a shift in mix and generally favorable revenue trends in our display solution business and an increase in market demand. Revenue decreases in our imaging solution business and semiconductor manufacturing services were attributable to lower average sales prices and the timing of new design wins ramping into volume production. Our application processor revenue decreased as a result of repositioning these products, de-emphasizing optical storage device products to focus on consumer appliance and mobile device application areas. We believe that this is more in line with our global focus and we can leverage our infrastructure to maximize opportunity in larger markets.

Net sales to related parties in the quarter ended October 2, 2005 decreased by $41.3 million from the third quarter of 2004. Subsequent to the Acquisition date, all sales made to Hynix were classified as customer sales as the two companies are now separate and do not require related party revenue classification. Net sales to others for the quarter ended October 2, 2005 increased by $7.0 million or 3.0 % from the third quarter in the prior year.

Cost of Sales. Cost of sales was $181.2 million in the third quarter of 2005, a $39.4 million or 17.9% decrease from $220.6 million in the third quarter of 2004. The decrease was primarily due to a lower revenue base and a reduction in depreciation expenses associated with the application of purchase accounting in connection with the Acquisition. Cost of sales as a percentage of net sales decreased by 5.0% to 74.5% in the current-year period from 79.5% in the prior-year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $28.2 million or 11.6% of net sales for the three months ended October 2, 2005. This represents a $10.2 million or 56.7% increase from $18.0 million or 6.5% of net sales in the three months ended September 30, 2004. The increase in selling, general and administrative expenses was primarily attributable to amortization of intangible assets recorded in purchase accounting as a result of the Acquisition. We also recognized increased professional fees related to consulting and infrastructure build-out as well as additional warranty reserves to cover possible exposure of future claims from customers.

Research and Development Expenses. Research and development expenses were relatively flat at $27.0 million in the three-month period ended October 2, 2005, compared to $27.5 million in the three months ended September 30, 2004. We continue to invest in our research and development centers worldwide and process technology to support next generation products. As a percentage of net sales, research and development expense increased to 11.1% during the third quarter of 2005 from 9.9% in the third quarter of 2004.

Operating Income. Operating income for the three-month period ended October 2, 2005 was $6.7 million, a $4.6 million or 40.7% decrease from the operating income of $11.3 million for the three-month period ended September 30, 2004. Operating income as a percentage of net sales was 2.8% and 4.1% in the third quarters of 2005 and 2004, respectively.

Net Interest Expense. Net interest expense was $14.9 million during the three-month period ended October 2, 2005, a $10.0 million increase from $4.9 million for the three-month period ended September 30, 2004. The increase in net interest expense was primarily due to the interest expense from the long-term debt of $750.0 million in the current year quarter versus $249.1 million in long-term debt on a carve-out basis at September 30, 2004. Refer to Note 4. Short-term and Long-term Borrowings for details.

Income Tax Expense (Benefit). Income tax benefit was $0.5 million in the third quarter of 2005, compared to income tax expense of $0.8 million in the same quarter of 2004. Income tax benefit for the quarter ended October 2, 2005 was primarily attributable to the increase of a deferred tax asset based on expected future utilization of the Company’s cumulative tax net operating loss. This tax benefit is offset by the effect of the Korean withholding tax on the interest income paid to our Korean subsidiary’s parent company. Due to the uncertainty of utilization for foreign tax credits, the Korean withholding tax was treated as a current tax expense to the Company.

Results of Operations - Comparison of Nine - Month Periods Ended October 2, 2005 and September 30, 2004

	Nine months ended October 2, 2005		Nine months ended September 30, 2004		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars)
Net sales
Related party	$—	—	$163.8	19.5%	$(163.8)	(100.0)%
Others	692.5	100.0%	677.8	80.5%	14.7	2.2%

	692.5	100.0%	841.6	100.0%	(149.1)	(17.7)%
Cost of sales	544.2	78.6%	654.6	77.8%	(110.4)	(16.9)%

Gross profit	148.3	21.4%	187.0	22.2%	(38.7)	(20.7)%

Selling, general and administrative expenses	89.2	12.9%	54.0	6.4%	35.2	65.2%
Research and development expenses	80.6	11.6%	75.7	9.0%	4.9	6.5%
Restructuring and impairment charges	8.7	1.3%	—	—	8.7	n/a

Operating income (loss)	(30.2)	(4.4)%	57.3	6.8%	(87.5)	(152.7)%
Interest expense, net	(42.8)	(6.2)%	(17.7)	(2.1)%	(25.1)	141.8%
Foreign currency gain (loss), net	(4.7)	(0.7)%	5.4	0.6%	(10.1)	(187.0)%
Others	—	—	1.1	0.1%	(1.1)	(100.0)%

Income (loss) before income taxes	(77.7)	(11.3)%	46.1	5.4%	(123.8)	(268.5)%
Income tax expenses (benefit)	0.3	0.0%	2.8	0.3%	(2.5)	(89.3)%

Net income (loss)	$(78.0)	(11.3)%	$43.3	5.1%	$(121.3)	(280.1)%

Net Sales. Net sales for nine-month period ended October 2, 2005 were $692.5 million. This represents a $149.1 million or 17.7% decrease compared to $841.6 million for the nine-month period ended September 30, 2004. This decrease in net sales is primarily attributable to a reduction in DRAM foundry revenue from Hynix and revenue from our application processor product line. As mentioned previously, we have realigned these products to focus on consumer appliance and mobile application areas where our strategic and technical strength can be leveraged and is more consistent with our core business.

During the nine months ended October 2, 2005, revenues from our core business declined by $6.3 million primarily due to higher display solutions revenues from higher market demand being more than offset by declines in our CMOS imaging solution business and semiconductor manufacturing services. The decrease in CMOS imaging solution revenues was due to the decrease in average selling price. The decrease in semiconductor manufacturing services revenues was attributable to lower volume coupled with a decline in average selling price.

Net sales to related parties for the current period decreased by $163.8 million from the prior-year period. Subsequent to the Acquisition date, all sales made to Hynix were not reflected as Related Party sales. We do not break out sales to Hynix as an independent company. During the nine-month period ended October 2, 2005, net sales to others were $692.5 million, a $14.7 million or 2.2% increase from the nine-month period ended September 30, 2004.

Cost of Sales. Cost of sales were $544.2 million for the nine-month period ended October 2, 2005, a $110.4 million or 16.9% decrease from $654.6 million in the prior-year period. The decrease in cost of sales was attributable to lower revenue and reduced depreciation expense, which is attributable to the Acquisition. Also included in cost of sales in the current-year period was $4.5 million in amortization of the fair market value of inventory in conjunction with the valuation of assets in purchase accounting resulting from the Acquisition. Cost of sales as a percentage of net sales was 78.6% for the nine-month period compared to 77.8% for the prior-year period primarily due to higher variable costs, partially offset by reduction in depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $89.2 million or 12.9% of net sales for the nine-month period ended October 2, 2005, a $35.2 million or 65.2% increase from the prior-period selling, general and administrative expenses of $54.0 million or 6.4% of net sales. The increase in SG&A expenses was primarily attributable to increased amortization costs due to purchase accounting resulting from the Acquisition as well as increased professional fees, partially offset by reduced stock option expenses.

Research and Development Expenses. Research and development expenses were $80.6 million for the nine-month period ended October 2, 2005, a $4.9 million or 6.5% increase compared to $75.7 million for the nine-month period ended September 30, 2004. This increase was primarily attributable to increased labor costs, resulting from the addition of senior engineering headcount from the acquisitions of ISRON Corporation and IC Media Corporation coupled with improved development tools and associated maintenance contracts. Research and development expenses as a percentage of net sales for current-year period was 11.6% compared to 9.0% in the prior-year period.

Restructuring and Impairment Charges. During the current year period, the Company recorded a one-time charge of $8.7 million for restructuring and asset impairment. This amount included $8.0 million for long-lived asset impairment and $0.7 million for an early retirement program. Refer to Note 9. Restructuring and Impairment Charges for details.

Operating Income (Loss). Operating loss for the nine-month period ended October 2, 2005 was $30.2 million, an $87.5 million decrease from the operating income of $57.3 million for the nine-month period ended September 30, 2004. Operating loss as a percentage of net sales was 4.4% in current-year period compared to operating income as a percentage of net sales of 6.8% in the same period during 2004. The current period operating loss was primarily attributable to a decrease in net sales due to a realignment of our businesses and an increase in our operating expenses which included higher intangible amortization resulting from the Acquisition, professional fees and one-time charges mentioned above.

Net Interest Expense. Net interest expense was $42.8 million during the nine-month period ended October 2, 2005, a $25.1 million or 141.8% increase from $17.7 million for the nine-month period ended September 30, 2004. The increase in net interest expense was primarily due to the resulting interest expense associated with the outstanding long-term debt of $750.0 million in the current year period versus $249.1 million in long-term debt on a carve-out basis at September 30, 2004. Refer to Note 4. Short-term and Long-term Borrowings for details.

Income Tax Expense (Benefit). Income tax expense was $0.3 million for the nine-month ended October 2, 2005, a $2.5 million decrease from $2.8 million for the nine-month period ended September 30, 2004. Income tax expense of current year period was principally attributable to the effect of the Korean withholding tax on the interest income paid to our Korean subsidiary’s parent company that was mostly offset by the recognition of a deferred tax asset for expected future utilization of the Company’s cumulative tax net operating loss. Due to the uncertainty of utilization for foreign tax credits, the Korean withholding tax was treated as a current tax expense to the Company.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the notes and, if drawn upon, the senior credit facility, to invest in research and development and capital expenditures. We anticipate that operating cash flow, together with available borrowing capacity under our senior credit facility, will be sufficient to meet our working capital needs, our research and development and capital expenditures and service requirements on our debt obligations for the foreseeable future. As of October 2, 2005 we had total long-term debt outstanding of $750.0 million.

We generated cash from operating activities of $57.2 million and $312.2 million for the nine-month periods ended October 2, 2005 and September 30, 2004, respectively. The decrease in cash from operating activities between the two periods was primarily due to a 20.7% decrease in gross profit and a 26.5% increase in operating expense on a cash basis.

Our working capital balance as of October 2, 2005 was $128.0 million compared to $129.3 million as of December 31, 2004. Increases in accounts payable and short-term borrowings resulting from higher capital equipment purchases during the nine-month period ended October 2, 2005 were mostly offset by an increase in accounts receivable.

Investing activities included cash outlays of approximately $46.9 million and $85.3 million for the nine-month periods ended October 2, 2005 and September 30, 2004, respectively. The decrease in cash used for investing activities was due to lower expenditures on plant, property and equipment year over year, partially offset by an increase in cash spent on business acquisitions in the current year.

We used $1.9 million during the nine-month period ended October 2, 2005 and $226.8 million for nine-month period ended September 30, 2004 for financing activities. In the current year, the Company repaid short-term borrowings of $12.4 million and obtained short-term borrowings of $10.6 million. In the prior year, the Company repaid short-term and long-term borrowings in the amounts of $46.9 million and $179.9 million, respectively.

Capital Expenditures. For the nine-month period ended October 2, 2005, capital expenditures totaled $41.5 million compared to $86.7 million during the nine-month period ended September 30, 2004. The year over year decrease was due to management of the timing of capital expenditures, to balancing demand of new and existing businesses and to optimizing returns on investment.

Future Financing Activities. Our primary future capital requirements on a recurring basis will be funding working capital needs, meeting required debt payments, funding research and development, and capital expenditures. Going forward, we expect to make investments in advanced software and hardware design tools that increase our design engineer productivity. In addition, we plan to add design centers in key geographical locations near our strategic customers. We anticipate that operating cash flows, together with available borrowings under our senior credit facility, will be sufficient to meet these capital requirements for the foreseeable future. We may from time to time incur additional debt.

Contractual Obligations

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations as of October 2, 2005.

	Payments Due by Period
	Total	2005	2006	2007	2008	2009	Thereafter	Interest expense
	(in millions of US Dollars)
Revolving credit facility (*)	11.1		11.1
Secured notes and subordinated notes(*)	750.0						750.0
Operating lease	16.4	1.6	5.5	4.5	2.4	2.4
Others	11.2	1.6	4.9	4.6	0.1		0.8	(0.8)

(*)	Excludes interest obligations on the revolving credit facility and the notes.

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

Options were previously granted by Hynix to our employees and the related compensation costs are reflected in the historical financials. For the three months ended September 30, 2004, $0.5 million was reversed out from previously recorded expenses primarily as a result of changes in market value of Hynix common stock, whereas $3.3 million was recorded as expense for the nine months ended September 30, 2004. None of these options were transferred as part of the Acquisition, and therefore, no additional future charges will be required related to these previously issued option grants. We have established a new employee option plan and intend to make grants in the future.

Recent accounting pronouncements

In December 2004, FASB issued SFAS 123(R), Share-Based Payment (revised 2004). This revision will affect current practice in a number of ways, including the elimination of the alternative to use the intrinsic value method of accounting from Accounting Principles Board (“APB”) Opinion No. 25 that was provided in FASB Statement No.123 as originally issued. Pursuant to this statement, companies are required to record stock option expense in its financial statements based on a fair value methodology. This statement will become effective and impact the Company on January 1, 2006. The Company is currently evaluating the impact of this proposed FASB Statement on its financial statements.

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

If we were to lose key customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 190 customers in the nine-month period ended October 2, 2005, net sales to our 10 largest customers represented approximately 63.5% of our net revenue for the period. We had one customer representing greater than 10% of our revenue during the quarter ended October 2, 2005. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high-volume devices within a short period of time would adversely affect our business.

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

As of October 2, 2005, approximately 60% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We cannot assure you that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience significant work stoppages in future years or that we will not record significant charges related to those work stoppages.

We may incur costs to engage in future business combinations or strategic investments and the anticipated benefits of those transactions may not be realized.

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

We rely on certain subcontractors.

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

Foreign Currency Risk. We have exposure to some foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars. We have foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at October 2, 2005 for our Korean subsidiary, a 10% devaluation of the Korean Won against the U.S. dollar would have resulted in a decrease of $3.2 million in our U.S. dollar financial instruments balance and cash balance.

Interest Rate Risk. The $200 million 6 7/8% Second Priority Senior Secured Notes due 2011 and the $250 million 8% Senior Subordinated Notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at October 2, 2005, we estimate that we would have additional interest expense cost over market rate of $2.0 million (270 days basis). Our net loss for nine-month period ended October 2, 2005 would have increased by 2.6%. The fair value on these fixed rate notes would have decreased by $10.5 million or increased by $11.0 million with a 10% increase or decrease in the interest rate, respectively.

Cash Flow Interest Rate Risk. During the current year, the Company entered into an interest rate swap agreement to convert the variable interest rate on our Floating Rate Second Priority Senior Secured Notes to a fixed interest rate for the periods to maturity date of June 2008. By this interest rate swap, cash flow interest rate risk was replaced with exposure to interest rate risk. Refer to Interest Swap under Note 4. Short-term and Long-term Borrowings for details.

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

PART II OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR LLC

Dated: November 14, 2005	By:	/s/ Youm Huh
Youm Huh
Chief Executive Officer and President

Dated: November 14, 2005	By:	/s/ Robert J. Krakauer
Robert J. Krakauer
Executive Vice President, Strategic Operations and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.