Form 10-K
period 2005-12-31
MAGNACHIP SEMICONDUCTOR LLC
filed 2006-03-31
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number 333-126019-09

MAGNACHIP SEMICONDUCTOR LLC

(Exact name of Registrant as specified in its charter)

Delaware	83-0406195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o MagnaChip Semiconductor S.A. 74, rue de Merl, B.P. 709, L-2017 Luxembourg, Grand Duchy of Luxembourg	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (352) 45-62-62

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.

As of March 1, 2006, the registrant had 53,108,569.672 of the registrant’s common units outstanding.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to security holders.

i

MAGNACHIP SEMICONDUCTOR LLC

2005 FORM 10-K ANNUAL REPORT

ii

PART I

INDUSTRY AND MARKET DATA

In this report, we rely on and refer to information regarding the semiconductor market from iSuppli, DisplaySearch, and other third party sources. Market data attributed to iSuppli are from “CCD and CMOS Image Sensors: to the Handset and Beyond, Consumer Platforms Topical Report—Q3 2005” dated October 2005. Market data attributed to DisplaySearch are from “Quarterly Worldwide Flat Panel Forecast Report” dated October 19, 2005. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of the information and have not independently verified it. As a result, you should be aware that market and other similar data set forth herein, and estimates and beliefs based on such data, may not be reliable. We do not have any obligation to announce or otherwise make publicly available updates or revisions to these forecasts. In many cases, we have made statements in this report regarding our industry and our position in the industry based on our experience in the industry and our own investigation of market conditions. We cannot assure you that any of these assumptions are accurate or that our assumptions correctly reflect our position in our industry.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent expectations or beliefs of ours concerning future events, and no assurance can be given that the results described in this report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “may,” “will,” “should” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the sections captioned: “Business,” “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations.” There may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the various disclosures made in this report which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

“MagnaChip” and “IC Media” are our trademarks and trade names. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners.

Item 1. Business.

BUSINESS

OVERVIEW

MagnaChip Semiconductor LLC (“MagnaChip”) is a leading designer, developer and manufacturer of mixed-signal and digital multimedia semiconductors addressing the convergence of consumer electronics and communications devices. We focus on Complementary Metal-Oxide Semiconductor (“CMOS”) image sensors and flat panel display drivers, which are complex, high-performance mixed-signal semiconductors that capture images and enable and enhance the features and capabilities of both small and large flat panel displays. Our solutions are used in a wide variety of consumer and commercial mass market applications, such as mobile handsets, including camera-equipped mobile handsets, flat panel monitors and televisions, consumer home and mobile displays, portable and desktop computer displays, handheld gaming devices, PDAs and audio-visual equipment such as DVD players. We serve consumer markets that we believe will have higher growth rates than those of the overall semiconductor industry.

We manufacture our products using our proprietary process technology, which we believe provides our products with cost advantages over those of our competitors. We have approximately 11,900 registered and pending patents, which we believe is one of the largest patent portfolios in the semiconductor industry. We believe that our proprietary CMOS image sensor technology provides brighter, sharper, more colorful picture quality in image-capture applications such as camera-equipped mobile handsets. Our flat panel display drivers enable our customers to deliver higher image quality, thinner and more power-efficient small panel displays for use in mobile handsets, handheld gaming devices and PDAs and large panel displays for use in portable and desktop computer monitors and digital televisions. We are also a leading provider of wafer foundry services whereby we leverage our specialized process technologies and low cost manufacturing facilities to produce semiconductors for third parties using their product designs.

We own and operate five wafer fabrication facilities, or fabs, which have a combined production capacity of over 116,000 eight-inch equivalent wafers per month. Our fabs provide us with large-scale, cost-effective and flexible capacity, enabling us to rapidly scale to high volume to meet shifts in demand by our end customers. Our fabs also provide us with the ability to further develop our differentiated process technologies for our own product development and manufacturing. The location of our manufacturing sites and research and development resources in Korea, Japan, and the United States provide close geographical proximity to many of our largest customers and to the core of the worldwide consumer electronics supply chain.

We sell our solutions to leading original equipment manufacturers, or OEMs, which include major branded customers as well as contract manufacturers. Our CMOS image sensors are currently designed into products offered by leading global mobile handset manufacturers. Our flat panel display drivers are currently incorporated into products offered by top flat panel display manufacturers.

During the year ended December 31, 2005, we sold over 1,800 products to more than 300 customers. We generated actual net sales of $937.7 million for the twelve-month period ended December 31, 2005.

In the three-month period ended December 31, 2004, and the fiscal year ended December 31, 2005, we derived respectively 23.8% and 17.4% of our consolidated revenue from CMOS image sensors, 24.8% and 34.8% from flat panel display drivers, and 44.3% and 42.2% from semiconductor manufacturing services.

THE ORIGINAL ACQUISITION

Our business was named MagnaChip Semiconductor when it was acquired from Hynix Semiconductor Inc. on October 6, 2004, by Citigroup Venture Capital Equity Partners, L.P., or CVC, Francisco Partners L.P., or Francisco Partners, CVC Asia Pacific Limited, or CVC Asia Pacific, certain members of management and other investors, following discussions with Hynix that began in late 2001 and the execution of a definitive agreement in June 2004. Previously, we were the System IC division within Hynix which, in 1999, had been formed from the Hyundai Electronics and LG Semiconductor System IC businesses and can trace its history back to the late 1970s. Although we were previously part of Hynix, we had a history of operating autonomously within Hynix and had a separate global sales force and management structure.

In connection with the acquisition transaction, we entered into several definitive agreements with Hynix regarding key raw materials, campus facilities, research and development equipment and information technology, and factory automation and wafer foundry services. We also entered into a non-exclusive cross license with Hynix which provides us with access to certain of Hynix’s intellectual property for use in the manufacture and sale of non-memory semiconductor products. We believe that these arrangements with Hynix provide significant mutual operational advantages, for example, allowing us to leverage the significant historical investments in our capital equipment and providing for shared resources and other key benefits. All agreements with Hynix under which we obtain essential materials or services are multi-year contracts. We refer to the acquisition transaction, including the related definitive agreements with Hynix, as the “Original Acquisition.” See “Certain relationships and related transactions—the Original Acquisition.”

RECENT DEVELOPMENTS

On January 31, 2006, we completed the sale of our application processor business to ABOV Semiconductor Co., Ltd., a new independent entity formed by the investors in GreenChips Co., Ltd., a Korean semiconductor solution provider. We had entered into a definitive agreement for the sale on December 28, 2005. The application processor business primarily included assets, staff and intellectual property related to MagnaChip’s 8-bit and 32-bit microcontroller, SmartCard controller, microperipheral IC, and linear IC product lines. MagnaChip retained a three percent equity stake in the new entity.

COMPETITIVE STRENGTHS

We believe that our competitive strengths include:

Leading Technology and Intellectual Property. We believe our advanced process technology and portfolio of approximately 11,900 registered and pending patents provide us with key competitive advantages in the following areas:

CMOS image sensors: Our CMOS image sensors feature low power consumption and currently up to 3.2 megapixel resolution with auto-focus and auto-zoom options; features which provide important benefits to products incorporating our solutions, including increased battery life, enhanced image quality and ease of use.

Flat panel display drivers: We believe that our flat panel display drivers offer superior performance in shaping image signals and transmitting those signals to flat panel displays. These technical features result in sharper, brighter and higher-quality colored images in our customers’ end products. Furthermore, we believe that our flat panel display drivers enable thinner and more power-efficient flat panels that are easily integrated by our customers into their products.

Semiconductor manufacturing services: We have developed high-voltage, analog power and embedded memory specialty manufacturing process technologies that enable us to manufacture differentiated, high performance integrated semiconductor devices. For example, we developed the first high-voltage, high-performance CMOS 0.18 µm process, which enables us to manufacture more integrated, and thus smaller and more cost-efficient, semiconductor products. We believe that our proprietary process technology allows us to meet a wide variety of the specialty semiconductor manufacturing needs of our customers.

Flexible In-House Manufacturing. Our in-house wafer manufacturing capacity allows us to provide dependable delivery and quality of integrated semiconductor products to our customers. We have the ability to ramp quickly to high volumes to meet the variable needs of our customers. We have significant wafer manufacturing capacity as a result of our former parent’s investments in our wafer fabrication facilities. Because we offer specialty process technologies that do not require expensive investment in leading edge smaller geometry process equipment, we are able to keep our capital expenditures relatively low.

Significant Cost Advantages. We maintain price competitiveness on our products through our low cost operating structure. The Asian location of our primary manufacturing and research and development facilities provides us with a number of cost advantages relative to operating in other regions in the world. Additionally, we believe that our history of competing in the highly cost-sensitive markets in which we operated when we were a unit of Hynix required us to refine our manufacturing processes for optimal cost efficiency.

Established Relationships with Key Consumer Electronics OEMs. Our long history of operating in Asia and our proximity to leading communications and consumer OEMs facilitates our close customer relationships with leading innovators in the consumer electronics market. We have active local applications and engineering work support programs and collaborate closely with our customers in the design and manufacturing of their products.

Significant Management and Board Expertise. Our management and board of directors have significant previous experience with advanced semiconductor companies both in Asia and worldwide. Our top executives have many years in equivalent positions at such leading companies as Hynix, Samsung, Fairchild Semiconductor, ChipPAC, and Agilent Technologies. In addition, two of our equity sponsors, CVC and Francisco Partners, have a long history of investments in semiconductor companies. We believe that their understanding of semiconductor system solutions, relationships, and credibility with key customers provides us with a key competitive advantage.

BUSINESS STRATEGY

Our goal is to build upon our position as a leading provider of mixed-signal and digital multimedia semiconductors addressing the convergence of consumer electronics and communications devices. Our business strategy emphasizes the following key elements:

Leverage Our Substantial Intellectual Property. We intend to use our broad patent portfolio and specific end market expertise to deliver system-level products with higher levels of integration and performance to customers in our existing and new markets. In CMOS image sensors, we intend to leverage our strong pixel design and manufacturing expertise to introduce higher resolution, more integrated and cost-effective solutions for camera-equipped mobile handsets and to penetrate emerging applications for image sensors in the automotive, medical and industrial markets over time. In flat panel display drivers, we intend to leverage our broad library of circuit building blocks, our embedded memory capabilities, our understanding of the major flat panel display types and our process technology to continue to reduce time to market and introduce new products that enhance image quality and operate with greater power efficiency. Our manufacturing process expertise and related intellectual property underlies and supports many of the advances in our technology.

Strengthen Collaboration With Key Customers. We intend to continue strengthening and deepening relationships with our key customers by collaborating on critical design and product development roadmaps. We believe such collaborative relationships will solidify our position with our customers, further our competitive differentiation and accelerate our drive for deeper customer and new market penetration. For example, close collaboration with our mobile handset customers has allowed us to deliver improved interfaces between baseband and image processors, which have resulted in solutions with smaller form factor and improved image quality.

Increase Large Account Penetration. We have a global customer base consisting of leading consumer electronics OEMs and contract manufacturers. Many of our customers have multiple product variations that use image-capture and processing. We will seek to increase our customer penetration by taking advantage of our broad product portfolio and existing relationships to cross-sell existing products to our customers and to penetrate product variations where our solutions are currently not used.

Broaden Our Customer Base. We intend to expand our customer base across various applications and geographic locations by leveraging our position as a supplier to many of the largest global consumer electronics companies and delivering to potential customers proven, innovative solutions. We also believe that as consumer electronics and communications applications converge and proliferate, we will increasingly have opportunities to sell our products into new markets such as the automotive, medical and industrial markets. We also intend to expand our global sales presence to penetrate new accounts worldwide and grow existing account relationships. We will leverage our sales representatives and distributors located in Korea, Japan, China, Taiwan, Hong Kong, Germany, Italy, France, the United Kingdom and the United States to further these goals.

Leverage Our Capital Light Business Model. We acquired significant proprietary process technologies and wafer manufacturing capacity from our former parent, Hynix. We intend to leverage these investments made by Hynix to drive our growth and margin improvement. Furthermore, we plan to continue to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require expensive investment in leading edge technologies. If needed, we will access other foundries that provide such technology in the future. We believe this approach will lead to a higher return on invested capital.

PRODUCTS AND SERVICES

We have a balanced portfolio of products that address many of the most rapidly growing consumer electronics markets. We provide products and services in the following three principal areas: CMOS image sensors, flat panel display drivers, and wafer foundry services.

CMOS Image Sensors. Our highly integrated image sensors are designed to be cost effective and to provide brighter, sharper, more colorful and, thus enhanced, image quality for use primarily in applications that require small form factors, low power consumption, effective heat dissipation and high reliability. Our image sensors fully satisfy these key criteria and are used in image capture applications such as camera-equipped mobile handsets and personal computer cameras. Our in-house manufacturing capabilities enable us to continuously fine tune our CMOS process technology to deliver improved image-capture sensitivity and accuracy.

CMOS image sensors are typically less expensive to produce and consume less power than other types of image sensors. Historically, CMOS image sensors were primarily used for low-cost applications for which high-image quality was not a priority. Recently, advances in semiconductor manufacturing processes and design techniques have led to improvements in CMOS image sensor performance and quality. As a result, CMOS image sensors have become useful, relatively low-cost solutions for use in applications such as camera-equipped mobile handsets and PDAs, where high-image quality, low power consumption, small size and low-cost are important considerations.

According to iSuppli, total worldwide image sensor revenue is expected to grow from $6.4 billion to $8.4 billion from 2005 to 2009, while unit shipments for area sensors such as our products will grow from 632 million units in 2005 to 1.1 billion units in 2009. Image sensor revenues for mobile communications are forecasted by iSuppli to grow from 28.7% of the total revenue in 2005 to 50.8% by 2009. Conversely, revenues for consumer electronics will drop from 45.9% to 26.2% of the total. The CMOS image sensor market is primarily driven by sales of camera-equipped mobile handsets. According to iSuppli, camera-equipped mobile handsets are the dominant application for CMOS image sensors and account for 89% and 86% of total shipments in 2005 and 2009 respectively. CMOS image sensor market for camera-equipped mobile handsets is predicted to increase from 435 million units in 2005 to 827 million units by 2009.

Our CMOS image sensors are characterized by a high level of integration. Many CMOS image sensors systems are made up of at least two integrated circuits: the CMOS image sensor itself and a separate image signal processor, or ISP. With the continuing demand for ever smaller camera-enabled devices, small size has become an increasingly important consideration for manufacturers of camera phones and similar products. Our products meet this demand for smaller form factors by integrating both our proprietary image sensor and image signal processor onto a single chip, thus occupying approximately half of the space required by multiple chip solutions, while providing equivalent or even superior image quality with lower power consumption and a lower overall cost.

We offer CMOS image sensors with resolutions of VGA, 1.0MP (megapixels), 1.2MP, 1.3MP, 2.1MP and 3.2MP. Our solutions enable small form factor camera module implementations which are required for today’s demanding industrial designs, such as very thin mobile phones. All of our solutions support both video and still capture modes, and provide sub-sampling modes to enable preview modes of operation with reduced power consumption. The choice of resolution by an OEM customer may involve many factors such as size, power and cost target. By offering a full line of solutions, we can service our customer’s requirements across the multiple end products they may offer.

Flat Panel Display Drivers. Our flat panel display driver solutions are used in a wide variety of displays for mass market and commercial applications such as mobile handsets, handheld gaming devices, PDAs, displays for desktop and mobile computer monitors and flat panel televisions. We produce highly integrated flat panel display driver solutions and have pioneered developments in embedded memory and in the design and manufacturing of display drivers, enabling our customers to provide improved picture quality through thinner, smaller, more power-efficient displays.

Display drivers are the critical semiconductor components that enable the display’s functionality. A display driver operates by interfacing with the host processor to generate the precise analog voltages and currents required to create images on the display. The performance characteristics of a display driver are critical to the quality and visual appeal of the images and text generated on the display and, in mobile devices, the power efficiency of the device. Our display drivers are highly integrated semiconductors that are customized for the particular needs of our customers. We believe that our design engineering expertise, technology leadership, manufacturing process expertise and library of functional building blocks produce display drivers that enable a wide variety of display types with high-impact visual performance.

The overall end market for flat panel display drivers is composed of a multitude of consumer electronics device markets such as television, laptop and desktop computers and portable consumer devices, including mobile handsets. This overall market can be broken down into several distinct sub-markets which we serve. These sub-markets include large panel TFTs, typically used in flat panel televisions and computer displays, small panel TFTs, typically used in mobile handsets, OLEDs and Color STNs. According to DisplaySearch, total worldwide flat panel display market unit shipments are projected to grow from 2.24 billion units in 2005 to 2.8 billion units in 2008.

We provide display drivers for use in several different types of display technologies and for a variety of end-market applications as discussed below.

TFT-LCD. TFT is an advanced active matrix LCD technology that uses a matrix of transistors embedded on a thin film of silicon to change the transparency of the LCD when voltage is applied. TFT-LCD technology is currently widely used for notebook computers and large scale flat panel monitors (Large TFT) as well as for displays for high-end mobile devices such as advanced mobile handsets (Small TFT). We currently provide Large TFT display drivers for use in mobile and desktop computer displays and in stand-alone flat panel television displays. We also provide Small TFT display drivers for use in mobile handsets, PDAs and in other consumer devices such as handheld gaming devices.

Color STN. Color STN is a low-power, low-cost solution based on passive matrix LCD technology and is widely used in color mobile displays available in the market today. Our Color STN display drivers are used in mobile applications such as mobile handsets, PDAs and handheld gaming devices.

Organic Light Emitting Diode or OLED. OLED is a relatively new display technology used in both mobile displays as well as in larger displays. OLED technology provides enhanced picture quality, low power consumption and long product life; it also has fast image response time, making it an ideal solution for displaying motion pictures on mobile devices. We currently offer display drivers for OLED displays used in mobile handsets and other mobile devices.

Semiconductor Manufacturing Services. We provide semiconductor manufacturing services primarily to semiconductor companies that do not have their own fabs. We target the market for diversified semiconductor products that require differentiated specialty process technologies for their manufacture including CMOS high-voltage, embedded memory, analog, power, and mixed-signal processes, which in general are not targeted by high-volume pure-play participants in the foundry market. We focus on specialty process technologies that do not require significant recurring capital investment, and we are able to better differentiate ourselves through the depth of our intellectual property portfolio and process technology skills.

The increasing trend toward the outsourcing of semiconductor manufacturing has resulted in a rapid increase in the size of this market. According to iSuppli, the worldwide foundry service market is projected to grow from in excess of $21.8 billion in 2005 to $39.2 billion in 2009, a compound annual growth rate of 15.8%.

Typical applications serviced by our semiconductor manufacturing services business are mixed-signal, high-voltage, power, and logic products for consumer, computer, network and communication, industrial and military end-markets. Our internal wafer fab facilities serve both our in-house product design groups and external foundry customers, allowing for both specialty process technology expertise and flexible manufacturing capacity. We target to be the primary-source provider of semiconductor manufacturing services for specialty process technologies for our foundry customers.

CUSTOMERS

During the year ended December 31, 2005, we sold over 1,800 products to more than 300 customers. In the year ended December 31, 2005, our 10 largest customers accounted for approximately 57.7% of our net sales. In the year ended December 31, 2005, our two largest customers, a group of LG affiliates including LG.Philips LCD, and a group of Samsung affiliates, represented 26.4% and 10.0% of our net sales, respectively. See “Risk Factors—A significant portion of our sales comes from a relatively limited number of customers.”

Revenue classified by geography is determined by the headquarters locations of our customers. During the three-month period ended December 31, 2004, we received revenues of $9.3 million from external customers in the United States and $234.3 million from all foreign countries, of which 54.3% was from Korea, 16.2% from Japan, 12.8% from Taiwan, and 13.5% from China, Hong Kong, and Macau. During the year ended December 31, 2005, we received revenues of $45.5 million from external customers in the United States and $892.2 million from all foreign countries, of which 57.4% was from Korea, 11.0% from Japan, 16.0% from Taiwan, and 11.8% from China, Hong Kong, and Macau.

SALES, MARKETING AND DISTRIBUTION

We sell our products through a direct sales force and a network of authorized agents and distributors located throughout Asia, the United States, and Europe. We have strategically located our sales and technical support offices near concentrations of major customers.

Our direct sales force consists primarily of representatives located in our headquarters in Korea, as well as representatives located elsewhere throughout Asia, the United States, and Europe. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. During the year ended December 31, 2005, we derived approximately 68% of net sales through our direct sales force and 32% of net sales through our network of authorized agents and distributors.

Our product inventory is primarily located in Korea. Outside of Korea, we maintain limited amounts of product inventory, and our sales representatives generally relay orders to our headquarters for fulfillment. Some of the product inventory maintained by sales representatives is subject to return privileges or stock rotation. Our agreements with our authorized agents and distributors are usually terminable by either party on relatively short notice.

RESEARCH AND DEVELOPMENT

Our expenditures for research and development were $107.6 million, representing 11.5% of net sales for the year ended December, 31, 2005, and $97.8 million, representing 9.0% of net sales for the year ended December 31, 2004. Our research and development efforts focus on process technology, design methodology and intellectual property for our semiconductor products and foundry services. As a result, we have implemented improvements to our manufacturing processes, design software and design libraries, including releasing our 0.18 µm high-voltage process and library. We also work closely with our major customers in many research and development activities, including joint intellectual property development, to increase the likelihood that our products will be more easily designed into the customers’ products and consequently achieve rapid and lasting market acceptance. In CMOS image sensors, we are focusing on pixel size reduction, thereby enabling smaller form factors and higher resolution sensors. In flat panel display drivers, we are focusing on further integration. In semiconductor manufacturing services, our research and development work allows us to add features such as mixed-signal, high voltage, embedded memory and power devices.

RAW MATERIALS

We use processes that require specialized raw materials that are generally available from a limited number of suppliers. We are currently attempting to qualify additional suppliers for many of our raw materials, including chemicals, gases, and tape, which is one of the process materials for our display drivers. Although we have not experienced any significant raw material shortages in the past, it is possible that going forward our business and results of operations could be adversely affected due to supply shortages or price increases for raw materials.

INTELLECTUAL PROPERTY

As of March 7, 2006, our portfolio of intellectual property assets included approximately 11,900 registered and pending patents. Our patents expire at various times over the next 18 years. While these patents are in the aggregate important to our competitive position, no single registered or pending patent is material to us.

Pursuant to the intellectual property license agreement that we entered into with Hynix in connection with the Original Acquisition, we obtained from Hynix a non-exclusive license to certain intellectual property of Hynix that is mostly patent-related, and we granted to Hynix a non-exclusive license to certain of our intellectual property. Additionally, we have entered into exclusive and non-exclusive licenses and development agreements with third parties relating to the use of intellectual property of the third parties in our products and our design processes, including licenses related to embedded memory technology, design tools, process simulation tools, circuit designs, and ARM’s ARM7 and ARM9 core-based System-on-Chip.

In addition, we rely on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain our competitive position. We attempt to protect our proprietary know-how and our other trade secrets by executing, when appropriate, confidentiality agreements with our customers and employees. We cannot assure you that our competitors will not discover comparable or the same knowledge and techniques through independent development or other means.

COMPETITION

We operate in highly competitive markets. Although no one company competes with us in all of our product lines, we face significant competition in each of our market segments.

Our competitors include other manufacturers and designers of system semiconductors, standard products, and semi-standard programmable digital logic semiconductor products, as well as customers who design their own semiconductors that are manufactured at third party foundries.

We compete with other semiconductor providers based on design experience, the ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and sales and technical support personnel. Our ability to successfully compete depends on internal and external variables, both within and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends.

EMPLOYEES

Our worldwide workforce consisted of 3,858 employees (full- and part-time) as of March 1, 2006, of which 438 were involved in sales, general and administrative, 494 were in research and development, 110 were in quality, reliability and assurance and 2,816 were in manufacturing (comprised of 493 in engineering and 2,323 in operations). As of March 1, 2006, 2,389 employees, or approximately 62% of our workforce, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions.

Currently, members of the Korea Federation of Trade Unions, representing the employees of two subcontractors that we retained for only three months in 2004, have demonstrated and may continue to demonstrate at our campus in Cheongju, Korea. The Korea Federation of Trade Unions is requesting that MagnaChip directly hire approximately 90 employees of the former subcontractors. These demonstrations have required additional interim expenses and may have a continuing negative impact on our operations in the future.

ENVIRONMENTAL MATTERS

Our operations are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and wastes, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, constantly changing and have tended to become more stringent over time. We cannot assure you that we have been, or will be at all times, in complete compliance with all these laws and regulations or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, the failure to comply with new or existing laws, or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations, or restrict our ability to expand operations.

FOR MORE INFORMATION

We file periodic reports with the Securities and Exchange Commission. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including any amendments to these reports, are available on our website at www.magnachip.com. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or on the SEC’s website at www.sec.gov. For information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

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

If we were to lose key customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 300 customers in the twelve-month period ended December 31, 2005, net sales to our 10 largest customers represented approximately 57.7% of our net sales for the period. We had one individual customer and two groups of affiliated customers that each represented greater than 10% of our net sales during the year ended December 31, 2005. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high-volume devices within a short period of time would adversely affect our business.

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

As of March 1, 2006, approximately 62% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We

cannot assure you that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience significant work stoppages in future years or that we will not record significant charges related to those work stoppages.

We may incur costs to engage in future business combinations or strategic investments and the anticipated benefits of those transactions may not be realized.

As part of our business strategy, we may seek to enter into business combinations, investments, joint ventures and other strategic alliances with other companies in order to maintain and grow revenue and market presence as well as to provide us with access to technology, products and services. Those transactions would be accompanied by risks that may harm our business, such as difficulties in assimilating the operations, personnel and products of an acquired business or in realizing the projected benefits; disruption of our ongoing business; potential increases in our indebtedness and contingent liabilities; and charges if the acquired company or assets are later worth less than the amount paid for them in the Original Acquisition. In addition, our senior secured credit facility and the indentures governing our notes may prohibit us from making acquisitions that we may otherwise wish to pursue.

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

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although we have never received any notices of infringement of a third party patent, we cannot assure you that third parties will not tender notices of patent infringement or assert infringement claims against us in the future. Litigation, which could result in substantial costs to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend against claimed infringement of the rights of others. In the event of an adverse outcome in any such litigation, we may be required to pay substantial damages, indemnify customers for damages they may suffer if the products they purchase from us violate the intellectual property rights of others, stop our manufacture, use, sale or importation of infringing products, expend significant resources to develop or acquire non-infringing technologies, discontinue processes or obtain licenses to the intellectual property we are found to have infringed. We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms, or at all.

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

Our company organizational structure is based, in part, on assumptions about the various tax laws, including withholding tax, and other laws of applicable non-U.S. jurisdictions. In addition, MagnaChip Korea was granted a limited tax-holiday under Korean law in October 2004, which provides for certain tax exemptions for corporate taxes, withholding tax, acquisition taxes, property and land taxes and other taxes for five years. Our interpretations and conclusions are not binding on any taxing authority, and, if our assumptions about tax and other laws are incorrect or if the authorities were to change or modify the relevant laws, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our company organizational structure materially impaired.

A limited number of persons indirectly control us.

CVC, Francisco Partners, and CVC Asia Pacific, own approximately 34%, 34% and 18%, respectively, of the outstanding voting interests in MagnaChip. By virtue of their ownership of these voting interests, and the securityholders’ agreement among MagnaChip and its unitholders, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the unitholders for approval, including the election of a majority of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets.

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

Prior to the Original Acquisition, we operated as a division of Hynix. Historical financial information for periods prior to September 30, 2004, has been derived from Hynix’s consolidated financial statements, is presented on a carve-out basis and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. As carve-out financial statements, the financial statements include allocations of the costs of shared activities and overhead of Hynix and of intangible assets and property, plant and equipment shared with Hynix. These allocations are based upon various assumptions and estimates, some of which are subjective. Actual results of our operations had we operated on a stand-alone basis, may differ from those allocations and estimates. Also, as part of the Original Acquisition we did not acquire certain assets that were included in the carve-out financial statements and we assumed certain additional costs and obligations that are not reflected in the carve-out financial statements. Accordingly, the carve-out financial statements should not be relied upon as being representative of our financial position or operating results had we operated on a stand-alone basis, nor may they be representative of our financial position or operating results following the Original Acquisition.

Our expenses could increase if Hynix were unwilling or unable to provide certain services related to our shared facilities with Hynix.

Because we share certain facilities with Hynix, a few services that are essential to our business are provided to us by or through Hynix. These services include electricity, bulk gasses and de-ionized water, campus facilities, wastewater and sewage management, and environmental safety. If any of our agreements with Hynix were terminated or if Hynix were unwilling or unable to fulfill its obligations to us under the terms of these agreements, we would have to procure these services on our own and as a result may experience an increase in our expenses.

In addition, we lease building and warehouse space from Hynix in Cheongju, Korea, and lease to Hynix some of the space we own in Cheongju, Korea. If Hynix were to become insolvent, we could lose our leases on some of our building and warehouse space.

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

Investor confidence may be adversely impacted if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Beginning with our fiscal year ending December 31, 2007, we will be subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. In addition, our independent auditors will be required to attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. If we fail to achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We own and operate five wafer fabrication facilities, or fabs, which have a combined production capacity of over 116,000 eight-inch equivalent wafers per month. We manufacture wafers at our two 8-inch fabs and our 6-inch fab located in Cheongju, Korea and our 8-inch fab and our 5-inch fab located in Gumi, Korea. The Cheongju facilities have three main buildings totaling 164,058 square meters. The Gumi facilities have two main buildings with 50,351 square meters devoted to manufacturing. We also lease from Hynix certain exclusive-use space plus certain common- and joint-use space in several buildings, primarily warehouses, in Cheongju, Korea.

In addition to our fabs located in Cheongju and Gumi, Korea, we lease facilities in Seoul, Korea, and Santa Clara, California. Each of these facilities includes administration, sales and marketing, research and development, and operations functions. We also lease design facilities in Mesa, Arizona, and Osaka, Japan, and sales and marketing offices at our subsidiaries in several other countries.

The ownership of our wafer manufacturing assets is an important component of our business strategy that enables us to develop proprietary, differentiated products and maintain a high level of manufacturing control resulting in high production yields, shortened design and production cycles, adequate manufacturing capacity, and the capture of the wafer manufacturing profit margin.

The table below sets forth information with respect to our manufacturing facilities and technologies:

Manufacturing Facility	Location	Wafer Size	Technology
F-5	Cheongju	8”	0.35 / 0.18 / 0.15µm
F-4	Cheongju	8”	0.5 / 0.35 / 0.25µm
F-3	Gumi	8”	0.5 / 0.35µm
F-2	Cheongju	6”	0.8 / 0.6 / 0.5µm
F-1	Gumi	5”	1.2µm

We outsource most of our back-end manufacturing processes, including assembly, test and packaging to independent providers of these services.

Item 3. Legal Proceedings.

We are subject to lawsuits and claims that arise in the ordinary course of business and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims, in particular, could cause us to incur significant expenses or prevent us from selling our products. We are currently not involved in any legal proceedings, the outcome of which we believe would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective December 7, 2005, a proposal by the Company to reserve an additional 1,000,000 common units of the Company, for an aggregate of 7,490,864 common units of the Company, for issuance upon the exercise of Options or SARs granted or Restricted Unit awards offered under the MagnaChip Semiconductor LLC California Equity Incentive Plan and the MagnaChip Semiconductor LLC Equity Incentive Plan was approved, as permitted under the Company’s Third Amended and Restated Limited Liability Operating Company Agreement, by written consent of unitholders holding 41,840,446.51 common units of the Company constituting 78.88% of the then-outstanding common units of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no established public trading market for our outstanding common equity.

Holders

The approximate number of record holders of our outstanding class of common equity as of March 1, 2006, was 176.

Dividends

We did not pay any dividends in fiscal year 2005. Our ability to pay dividends is restricted by certain covenants contained in our senior credit facilities, as well as certain restrictions contained in our indentures relating to our senior notes and our subordinated notes.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In December 2005 and January 2006, certain of our subsidiary’s employees and former employees exercised options to acquire an aggregate of 9,062.5 of our common units at an aggregate purchase price of $21,663.13. Because the offering transaction took place outside the U.S. and none of the optionees were U.S. persons, these securities were exempt from registration under Regulation S of the Securities Act of 1933, as amended. On December 9, 2005, ISETEX, Inc., one of our consultants, exercised options to acquire 50,000 of our common units at a purchase price of $100,000.00. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, by reason of the fact that the offering was a limited private placement to one knowledgeable investor who agreed not to resell the securities to the public.

Item 6. Selected Financial Data

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31
				2003	2002	2001
	(Successor Company)		(Predecessor Company)
	(in millions of US dollars, except unit data)
Statement of Operations Data
Net Sales
Related parties(1)	$—	$—	$163.8	$260.7	$306.8	$396.6
Others	937.7	243.6	677.8	570.1	393.5	481.1

	937.7	243.6	841.6	830.8	700.3	877.7
Cost of sales	729.0	204.5	654.6	752.5	691.0	768.9

Gross profit	208.7	39.1	187.0	78.3	9.3	108.8
Selling, general and administrative	123.3	29.8	54.0	68.7	61.9	104.8
Research and development	107.6	22.1	75.7	86.6	87.0	59.6
Restructuring and impairment charges	36.2	—	—	—	—	—

Operating income (loss)	(58.4)	(12.8)	57.3	(77.0)	(139.6)	(55.6)

Interest expense, net	(57.2)	(16.7)	(17.7)	(37.8)	(46.8)	(90.9)
Foreign currency gain (loss), net	16.5	30.4	5.3	1.4	8.6	(9.8)
Others, net	—	—	1.1	1.1	1.3	1.4

Other income (expenses)	(40.7)	13.7	(11.3)	(35.3)	(36.9)	(99.3)

Income (loss) before income taxes	(99.1)	0.9	46.0	(112.3)	(176.5)	(154.9)
Income tax expenses	1.8	6.7	2.8	1.4	1.8	1.4

Net income (loss)	$(100.9)	$(5.8)	$43.2	$(113.7)	$(178.3)	$(156.3)

Dividends to preferred unitholders	9.9	13.4	N/A	N/A	N/A	N/A

Net loss attributable to common units	$(110.8)	$(19.2)	N/A	N/A	N/A	N/A

Net loss per common unit—basic and diluted	$(2.10)	$(0.38)	N/A	N/A	N/A	N/A

Weighted average number of units—basic and diluted	52,898,497	50,061,910	N/A	N/A	N/A	N/A

On October 6, 2004, MagnaChip Semiconductor LLC completed its acquisition of our business from Hynix. For accounting purposes and consistent with our reporting periods, we have used October 1, 2004 as the effective date of the Original Acquisition since the financial results from October 1, 2004 onwards accrued to our benefit. As a result, we have reported our operating results and financial position for all periods from and after October 1, 2004, as those of the successor company. The predecessor company periods and the successor company periods have different bases of accounting and are therefore not comparable.

The information contained in this table should be read in conjunction with “Item 7. Management’s discussion and analysis of financial condition and results of operations” and our historical financial statements and the accompanying notes thereto included elsewhere in this Form 10-K.

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31
				2003	2002	2001
	(Successor Company)		(Predecessor Company)
	(in millions of US dollars, except unit data)
Balance Sheet Data
Cash and cash equivalents	$86.6	$58.4	$—	$—	$—	$—
Working capital(2)	141.4	129.3	75.9	21.7	3.1	(43.7)
Total assets	1,040.6	1,154.5	653.8	790.0	1,077.8	1,299.5
Total indebtedness(3)	750.0	750.7	252.6	468.1	631.7	705.2
Preferred units	106.5	96.5	—	—	—	—
Owners’ equity	N/A	N/A	206.7	155.3	268.3	412.1
Unitholders’ equity	(46.5)	55.9	N/A	N/A	N/A	N/A
Foreign exchange rate (KRW/USD)(4)
Average exchange rate	1,023.8	1,090.8	1,163.3	1,191.8	1,250.3	1,292.0
End-of-period exchange rate	1,010.0	1,035.1	1,152.0	1,192.0	1,186.3	1,313.5

(1)	Primarily relates to wafer foundry contract manufacturing services to Hynix Semiconductor, Inc., Hynix Display Technology and other related parties during the predecessor company period when the Company was the System IC division within Hynix.
(2)	Working capital is calculated as current assets less current liabilities.
(3)	Total indebtedness is calculated as long and short-term borrowings, including the current portion of long-term borrowings.
(4)	As majority of the Company’s revenue is incurred in KRW functional currency, conversion to US Dollar reporting currency is required at the end of each reporting period in order to follow the methodology prescribed in SFAS No. 52, Foreign Currency Translation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors set forth elsewhere in this Form 10-K and in prior Company public filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings. These forward–looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. The Company’s management cautions that forward–looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward–looking statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company’s quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward–looking statement in light of future events.

Overview

We are a leading designer, developer and manufacturer of mixed-signal and digital multimedia semiconductors addressing the convergence of consumer electronics and communication devices. We focus our core business on CMOS image sensors and flat panel display drivers, which are complex, high-performance mixed-signal semiconductors that capture images and enable and enhance the features and capabilities of both small and large flat panel displays. We also provide wafer foundry services whereby we leverage our specialized process technologies and low cost manufacturing facilities to produce semiconductors for third parties using their product designs. Our solutions are used in a wide variety of consumer and commercial mass market applications, such as mobile handsets, including camera-equipped mobile handsets, flat panel monitors and televisions, consumer home and mobile displays, portable and desktop computer displays, handheld gaming devices, PDAs and audio-visual equipment such as DVD players.

We derive our net sales from products and services in three principal areas: CMOS imaging solutions, display solutions, and semiconductor manufacturing services.

•	CMOS imaging solutions: Our CMOS image sensor solutions are used in image-capture applications such as camera-equipped mobile handsets and personal computer cameras. Our highly integrated image sensors are designed to be cost-effective and to provide brighter, sharper, more colorful, and thus enhanced, image quality.

•	Display solutions: Our flat panel display drivers are used in several major types of large and small flat panel displays, including TFT-LCD, Color-STN and OLED displays. Our flat panel display solutions are used in applications such as mobile handsets, flat panel televisions, displays for portable and desktop computers, handheld gaming devices and PDAs.

•	Semiconductor manufacturing services: We use our process technology and manufacturing facilities to manufacture semiconductor wafers for third parties based on their designs. Our five fabs have a combined capacity of over 116,000 eight-inch equivalent wafers per month and are located in Cheongju and Gumi, Korea. Our fabs provide us with large scale, cost-effective and flexible capacity enabling us to rapidly scale to high volume to meet shifts in demand by our end customers.

Our business was named MagnaChip Semiconductor when it was acquired from Hynix Semiconductor Inc. on October 6, 2004, by CVC, Francisco Partners, CVC Asia Pacific, certain members of management and other investors, following discussions with Hynix that began in late 2001 and the execution of a definitive agreement in June 2004. Previously, we were the System IC division within Hynix which, in 1999, had been formed from a merger between the Hyundai Electronics and LG Semiconductor System IC businesses and can trace its history back to the late 1970s. Although we were previously part of Hynix, our business had a history of operating autonomously within Hynix and had a separate global sales force and management structure.

Basis of Presentation

Prior to October 1, 2004, our consolidated financial statements were prepared on a carve-out basis from the consolidated financial statements and accounting records of Hynix using the actual results of operations and actual basis of assets and liabilities of our business. The consolidated statements of operations include allocations of certain raw materials, other assets and accounts payable which our business has historically shared with Hynix, and allocations of certain manufacturing costs, general and administrative, sales and marketing, and other miscellaneous expenses. These allocations were made on a specifically identifiable basis or using the relative percentages, as compared to Hynix’s other businesses, of sales, headcount, raw material consumption or other reasonable methods. Hynix and MagnaChip considered these allocations to be a reasonable reflection of the utilization of services provided. Our expenses as a separate, stand alone company may be higher or lower than the amounts reflected in the consolidated statements of operations.

We believe the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been, had we been a separate stand-alone company during the historical carve-out periods presented. As part of the Original Acquisition, we did not acquire certain assets that were included in the carve-out financial statements and we assumed certain additional obligations that are not reflected in the carve-out financial statements. Accordingly, the carve-out financial statements should not be relied upon as being representative of our financial position or operating results had we operated on a stand alone basis, nor may they be representative of our financial position or operating results following the Original Acquisition.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2005 and December 31, 2004

	Year ended December 31, 2005		Year ended December 31, 2004				Change 2005 vs. 2004
			Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2004
	Amount	% of net sales	Amount	Amount	Amount	% of net sales	Amount	%
	(Successor Company)			(Predecessor Company)
	(in millions of US dollars)
Net sales
Related party	$—	—	$—	$163.8	$163.8	15.1%	$(163.8)	(100.0)%
Others	937.7	100.0%	243.6	677.8	921.4	84.9%	16.3	1.8%

	937.7	100.0%	243.6	841.6	1,085.2	100.0%	(147.5)	(13.6)%
Cost of sales	729.0	77.7%	204.5	654.6	859.1	79.2%	(130.1)	(15.1)%

Gross profit	208.7	22.3%	39.1	187.0	226.1	20.8%	(17.4)	(7.7)%

Selling, general and administrative expenses	123.3	13.1%	29.8	54.0	83.8	7.7%	39.5	47.1%
Research and development expenses	107.6	11.5%	22.1	75.7	97.8	9.0%	9.8	10.0%
Restructuring and impairment charges	36.2	3.9%	—	—	—	—	36.2	n/a

Operating income (loss)	(58.4)	(6.2)%	(12.8)	57.3	44.5	4.1%	(102.9)	(231.2)%
Interest expense, net	(57.2)	(6.1)%	(16.7)	(17.7)	(34.4)	(3.2)%	(22.8)	66.3%
Foreign currency gain (loss), net	16.5	1.8%	30.4	5.3	35.7	3.3%	(19.2)	(53.8)%
Others, net	—	—	—	1.1	1.1	0.1%	(1.1)	n/a

Income (loss) before income taxes	(99.1)	(10.5)%	0.9	46.0	46.9	4.3%	(146.0)	(311.3)%
Income tax expenses	1.8	0.2%	6.7	2.8	9.5	0.9%	(7.7)	(81.1)%

Net income (loss)	$(100.9)	(10.7)%	$(5.8)	$43.2	$37.4	3.4%	$(138.3)	(369.8)%

Net Sales. Net sales for the year ended December 31, 2005 were $937.7 million, a $147.5 million or 13.6% decrease from $1.1 billion in 2004, which consisted of $841.6 million for the nine months ended September 30, 2004 and $243.6 million for the three months ended December 31, 2004. The reduction from prior-year revenue was primarily due to a decrease of $133.4 million or 72.8% in our DRAM foundry business with Hynix. This reduction was due to our strategic decision to focus manufacturing capacity and processes on expanding CMOS image sensor capability, which should help improve prospects for increased profitability and growth in the long term. The effect of this decision was a reduction in available capacity to supply Hynix with memory products and lower sales.

Revenues from our core business in 2005 increased $17.0 million or 2.1% from $817.8 million in 2004, driven by an increase of $66.9 million or 25.8% from our display solution business, partially offset by decreases of $36.8 million in CMOS imaging solution and $13.1 million in semiconductor manufacturing services. The increase of revenue in our display solution business was mainly due to an increase in market demand. Revenue decreases in our imaging solution business and semiconductor manufacturing services were attributable to lower average sales prices and increased competition in the market. Our Application Processor revenue decreased by

$35.6 million or 43.1% as a result of the repositioning this product line, de-emphasizing optical storage device products to focus on consumer appliance and mobile device application areas.

Net sales to related parties during the year 2005 decreased by $163.8 million compared to 2004. Subsequent to the Original Acquisition date, all sales made to Hynix were classified as third party customer sales as the two companies are now separate and do not require related party revenue classification. Net sales to others in 2005 increased by $16.3 million or 1.8% compared to 2004.

Cost of Sales. Cost of sales was $729.0 million in 2005, a $130.1 million or 15.1% decrease from aggregate cost of sales of $859.1 million in 2004, which included $654.6 million for the nine months ended September 30, 2004 and $204.5 million for the three months ended December 31, 2004. The decrease was primarily due to a lower revenue base coupled with a reduction in depreciation expenses associated with the application of purchase accounting from the Original Acquisition. Cost of sales as a percentage of net sales decreased by 1.5% to 77.7% in the current year from 79.2% in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $123.3 million or 13.1% of net sales in 2005. This represents a $39.5 million or 47.1% increase from a total of $83.8 million or 7.7% of net sales in 2004, which consisted of $54.0 million for the nine months ended September 30, 2004 and $29.8 million for the three months ended December 31, 2004. The increase in selling, general and administrative expenses was primarily attributable to amortization of intangible assets recorded upon the application of purchase accounting as a result of the Original Acquisition. We also recognized increased professional fees related to consulting and infrastructure build-out as well as additional warranty reserves to cover possible exposure of future claims from customers.

Research and Development Expenses. Research and development expenses in 2005 were $107.6 million, a $9.8 million or 10.0% increase from $97.8 million in 2004, which consisted of $75.7 million for the nine months ended September 30, 2004 and $22.1 million for the three months ended December 31, 2004. The increase in research and development expenses was mainly due to our reinforcement of research and development centers worldwide through our merger and acquisition and process development to support next generation products. As a percentage of net sales, research and development expense increased to 11.5% in 2005 from 9.0% in 2004.

Restructuring and Impairment Charges. During the year ended December 31, 2005, the Company recorded a one-time charge of $36.2 million of restructuring and impairment charges associated with the Company’s initiative to focus on its core businesses and streamline the organization. The amount included $33.5 million for asset impairment and $2.7 million for restructuring.

Operating Income (loss). Operating loss in 2005 was $58.4 million, a $102.9 million or 231.2% decrease from an operating income of $44.5 million in 2004. Operating loss as a percentage of net sales was 6.2% in 2005 compared to the operating income as a percentage of net sales of 4.1% in 2004. The operating loss in 2005 was primarily attributable to lower revenue base and higher operating expenses including one-time charges, partially offset by improved gross margins.

Net Interest Expense. Net interest expense was $57.2 million in 2005, a $22.8 million or 66.3% increase from aggregated interest expense of $34.4 million in 2004, which consisted of $17.7 million for the nine months ended September 30, 2004 and $16.7 million for the three months ended December 31, 2004. The increase in net interest expense was primarily due to interest expenses incurred on the long-term debt of $750.0 million, which was issued in December 2004 and outstanding throughout the year 2005.

Income Tax Expense. Income tax expense was $1.8 million in 2005, compared to $6.7 million for the nine months ended September 31, 2004 and $2.8 million for the three months ended December 31, 2004, which on an aggregate basis totals $9.5 million for the year ended December 31, 2004. Income tax expense for the year ended December 31, 2005 was primarily attributable to $5.2 million of Korean withholding tax on the interest income paid to our Korean subsidiary’s parent company. Income tax expense including this withholding tax was partially offset by the recognition of a deferred tax asset based on expected future utilization of the Company’s temporary difference.

Comparison of Years Ended December 31, 2004 and December 31, 2003

	Year ended December 31, 2004				Year ended December 31, 2003		Change 2004 vs. 2003
	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2004
	Amount	Amount	Amount	% of net sales	Amount	% of net sales	Amount	%
	(Successor Company)	(Predecessor Company)			(Predecessor Company)
	(in millions of US dollars)
Net sales
Related party	$—	$163.8	$163.8	15.1%	$260.7	31.4%	$(96.9)	(37.2)%
Others	243.6	677.8	921.4	84.9%	570.1	68.6%	351.3	61.6%

	243.6	841.6	1,085.2	100.0%	830.8	100.0%	254.4	30.6%
Cost of sales	204.5	654.6	859.1	79.2%	752.5	90.6%	106.6	14.2%

Gross profit	39.1	187.0	226.1	20.8%	78.3	9.4%	147.8	188.8%

Selling, general and administrative expenses	29.8	54.0	83.8	7.7%	68.7	8.3%	15.1	22.0%
Research and development expenses	22.1	75.7	97.8	9.0%	86.6	10.4%	11.2	12.9%
Restructuring and impairment charges	—	—	—	—	—	—	—	n/a

Operating income (loss)	(12.8)	57.3	44.5	4.1%	(77.0)	(9.3)%	121.5	(157.8)%
Interest expense, net	(16.7)	(17.7)	(34.4)	(3.2)%	(37.8)	(4.5)%	3.4	(9.0)%
Foreign currency gain (loss), net	30.4	5.3	35.7	3.3%	1.4	0.2%	34.3	2,450.0%
Others, net	—	1.1	1.1	0.1%	1.1	0.1%	—	n/a

Income (loss) before income taxes	0.9	46.0	46.9	4.3%	(112.3)	(13.5)%	159.2	(141.8)%
Income tax expenses	6.7	2.8	9.5	0.9%	1.4	0.2%	8.1	578.6%

Net income (loss)	$(5.8)	$43.2	$37.4	3.4%	$(113.7)	(13.7)%	$151.1	(132.9)%

Net Sales. Net sales were $841.6 million for the nine-month period ended September 30, 2004 and $243.6 million for the three-month period ended December 31, 2004, which on an aggregate basis totals $1.1 billion in 2004, a $254.4 million or 30.6% increase from $830.8 million in 2003. This increase in net sales was primarily attributable to expansion of the camera-equipped mobile handset market and the increased demand for flat panel displays. Revenues from the CMOS image sensor and display solution businesses increased 193.2% and 39.2%, respectively, in 2004 versus the prior year. Semiconductor manufacturing services also grew by 69%. These increases in our three largest product groups were offset by declining revenue in application processors and DRAM foundry revenue.

Net sales to related parties were $163.8 million for the year ended December 31, 2004, a $96.9 million or 37.2% decrease from the prior year sale of $260.7 million. This decrease was largely due to the execution of our strategic plan to reduce our memory wafer production and realign capacity to address more profitable business opportunities.

Net sales to others were $677.8 million for the nine-month period ended September 30, 2004 and $243.6 million for the three-month period ended December 31, 2004, which on an aggregate basis totals $921.4 million for the year ended December 31, 2004, a $351.3 million or 61.6% increase from the prior year net sales to others of $570.1 million. This increase was largely attributable to increased demand for camera-equipped mobile handsets and an increase in flat panel display market share.

Cost of Sales. Cost of sales were $654.6 million for the nine-month period ended September 30, 2004 and $204.5 million for the three-month period ended December 31, 2004, which on an aggregate basis totals $859.1 million for the year ended December 31, 2004, a $106.6 million or 14.2% increase from the prior year cost of sales of $752.5 million. Cost of sales as a percentage of net sales decreased to 79.2% for the year ended December 31, 2004 compared to 90.6% for the year ended December 31, 2003. The decrease in cost of sales as a percentage of net revenue was primarily attributable to increased volume and factory utilization, as well as improved product yields, that drove improved per unit costs. Depreciation costs were reduced for the three-month period ended December 31, 2004 as a result of the valuation of assets using purchase accounting. Improvements in the cost of procuring raw materials were partially offset by increases in labor and outsourcing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $54.0 million for the nine-month period ended September 30, 2004 and $29.8 million for the three-month period ended December 31, 2004, which on an aggregate basis totals $83.8 million for the year ended December 31, 2004, a $15.1 million or 22.0% increase from the prior year amount of $68.7 million or 8.3% of net sales in the year ended December 31, 2003. The increase in SG&A expenses for the year ended December 31, 2004 was primarily attributable to increases in payroll and bonus expenses, infrastructure costs, professional fees, option expenses and amortization of intangible assets due to purchase accounting.

Research and Development Expenses. Research and development expenses were $75.7 million for the nine-month period ended September 30, 2004 and $22.1 million for the three-month period ended December 31, 2004, which on an aggregate basis totals $97.8 million for the year ended December 31, 2004, a $11.2 million or 12.9% increase from $86.6 million in 2003. This increase in research and development expenses was primarily attributable to the increase in labor costs, development tools and maintenance contracts. Research and development expenses as a percentage of net sales decreased to 9.0% in 2004 from 10.4% in 2003.

Operating Income (Loss). Aggregate operating income of $44.5 million for the year ended December 31, 2004 consisted of operating income of $57.3 million for the nine-month period ended September 30, 2004 and operating loss of $12.8 million for the three-month period ended December 31, 2004, a $121.5 million or 157.8% increase from $77.0 million of operating loss in 2003. Operating income as a percentage of net sales increased to 4.1% for the year ended December 31, 2004 from operating loss as a percentage of net sales of 9.3% for the year ended December 31, 2003. The increase in operating income and operating income as a percentage of net sales was principally due to an improvement in net sales that helped absorb fixed costs and improvements in gross profit.

Net Interest Expense. Net interest expense was $17.7 million for the nine-month period ended September 30, 2004 and $16.7 million for the three-month period ended December 31, 2004, which on an aggregate basis totals $34.4 million for the year ended December 31, 2004, a $3.4 million or 9.0% decrease from $37.8 million in 2003. Net interest expense for the year ended December 31, 2004 included the allocation of debt and related expense of $17.7 million on a carve-out basis as well as the interest expense on the bank loan and others of $16.2 million plus interest incurred on $750 million debt of $1.3 million.

Income Tax Expense. Income tax expense was $2.8 million for the nine-month period ended September 30, 2004 and $6.7 million for the three-month period ended December 31, 2004, which on an aggregate basis totals $9.5 million for the year ended December 31, 2004, a $8.1 million increase from the income tax expense of $1.4 million in 2003. The increase was principally attributable to the effect of the business transfer that occurred in the fourth quarter of fiscal year 2004. The Company decided not to recognize deferred tax assets for its temporary tax differences due to its uncertainty of realization, and this led to higher income tax expense in 2004.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the notes and, if drawn upon, the senior credit facility, to invest in research and development and capital expenditures. We anticipate that operating cash flow, together with available borrowing capacity under our senior credit facility, will be sufficient to meet our working capital needs, our research and development and capital expenditures and service requirements on our debt obligations for the foreseeable future. As of December 31, 2005 we had total long-term debt outstanding of $750.0 million.

We generated cash from operating activities of $103.6 million during the year 2005, which principally reflects the Company’s net loss of $100.9 million adjusted by non-cash depreciation and amortization expenses of $202.9 million. Cash from operating activities was reduced by $225.9 million or 68.6% from $329.5 million in 2004, which consisted of $312.2 million for the nine months ended September 30, 2004 and $17.3 million for three months ended December 31, 2004. The decrease in cash from operating activities between the two periods was primarily due to a 13.6% decrease in sales coupled with 47.1% increase in operating expenses.

Our working capital balance as of December 31, 2005 was $141.4 million compared to $129.3 million as of December 31, 2004. The increase of $12.1 million in working capital balance was primarily attributable to a higher balance in cash and cash equivalents at December 31, 2005. We had lower capital expenditures towards the end of 2005 compared to 2004, which led to increases in cash and cash equivalents at December 31, 2005.

For investing activities, we used cash of approximately $68.7 million for the year 2005 compared to $611.3 million for the year 2004 which consisted of $85.3 million for the nine months ended September 30, 2004 and $526.0 million for the three months ended December 31, 2004. The decrease in cash used for investing activities was primarily due to higher cash spending in 2004 associated with the Original Acquisition compared to cash spending on the acquisitions of ISRON Corporation and IC Media Corporation in 2005.

For financing activities, we used $12.8 million for the year ended December 31, 2005 and $216.8 million for the year ended December 31, 2004. In 2004, cash outflows of $226.8 million for the nine months ended September 30, 2004 was partially offset by cash inflows of $10.0 million for the three months ended December 31, 2004. The current year cash outlay was mainly due to repayment of short-term borrowings in the amount of $12.9 million. Cash outflow in 2004 is primarily due to the application of carve-out accounting, which assumed that cash flows from all other activities were used to repay any outstanding borrowings.

Capital Expenditures. For the year ended December 31, 2005, capital expenditures totaled $64.5 million compared to $110.2 million for the year ended December 31, 2004. Capital expenditure in 2004 composed of $86.7 million for the nine months ended September 30, 2004 and $23.5 million for the three months ended December 31, 2004. The year over year decrease was a result of managing capital expenditure timing in order to better support the growth of business from new customers and to optimize return on investment.

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

We may need to incur additional debt or issue equity to make strategic acquisitions of investments. However, we cannot assure you that such financing will be available to us on acceptable terms or that such financing will be available at all.

Contractual Obligations

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations as of December 31, 2005.

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter	Interest expense
	(in millions of US Dollars)
Revolving credit facility(*)	—	—	—	—	—	—	—
Secured notes and subordinated notes(*)	750.0	—	—	—	—	—	750.0
Operating lease	62.5	14.6	12.2	11.9	11.9	11.9	—
Others	13.1	8.3	5.3	0.1	—	—	—	(0.6)

(*)	Excludes interest obligations on revolving credit facility and notes.

The Floating Rate Second Priority Senior Secured Notes ($300 million) and Second Priority Senior Secured Notes ($200 million) mature in 2011, while Senior Subordinated Notes ($250 million) mature in 2014. Interest rates are 3 month LIBOR + 3.25%, 6 7/8% and 8%, respectively. These notes will be paid in full upon maturity.

Each indenture governing the notes contains covenants that limit the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions on its capital stock or repurchase, repay or redeem its capital stock, (iii) make certain investments, (iv) incur liens, (v) enter into certain types of transactions with affiliates, (vi) create restrictions on the payment of dividends or other amounts to the Company by its subsidiaries, and (vii) sell all or substantially all of its assets or merge with or into other companies.

Unit/Stock-based Compensation Expense

For options granted to employees on or after October 6, 2004, we record a compensation charge equal to the excess, if any, of the deemed fair value of the stock at the measurement date over the option exercise price, in accordance with Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees. All of the option grants during this period reflected an exercise price equal to or higher than the fair value, and therefore, no compensation expense was recorded. For details refer to “Note 14. Equity Incentive Plan” in “Item 8. Financial Statements and Supplementary Data.”

Options were previously granted by Hynix to our employees and the related compensation costs are reflected in the historical financials. For the year ended December 31, 2003, and for nine months ended September 30, 2004, we recorded costs of $0.2 million and $3.3 million, respectively. However, none of these options were transferred as part of the Original Acquisition, and therefore, no additional future charges will be required related to these previously issued option grants. On the other hand, we have established new employee option plans and intend to make grants in the future.

Warrant

In connection with the Original Acquisition in October 2004, the Company issued a warrant to Hynix which enables Hynix to purchase 5,079,254 common units in the Company. The value of each unit issuable upon exercise of the warrant is $0.414, which was estimated using the Black-Scholes option pricing model. This warrant expires on the earlier to occur of October 6, 2006, and the date which is 45 days after the Company provides written notice to Hynix that the Company is filing a registration statement providing for a first public offering of its common equity interests. As of December 31, 2005, there had been no exercises of the warrant and the warrant remained outstanding.

Off-Balance Sheet Arrangements

On December 23, 2004, two of the Company’s subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of such new senior secured credit line amounted to $82,956 thousand and $86,295 thousand as of December 31, 2005 and 2004, respectively.

Other than the senior credit facility, there are no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS 123(R), Share-Based Payment (revised 2004). This revision will affect current practice in a number of ways, including the elimination of the alternative to use the intrinsic value method of accounting from Accounting Principles Board (“APB”) Opinion No. 25 that was provided in FASB Statement No.123 as originally issued. Pursuant to this statement, companies are required to record stock option expenses in its financial statements based on a fair value methodology. This statement will become effective and impact the Company on January 1, 2006. The Company has determined there are no material impacts on its financial statements as a result of the adoption of this proposed FASB Statement.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement supersedes APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting for a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard will have no impact on our financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make significant judgments and estimates that affect our financial position and results of operations. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements.

Revenue Recognition and Valuation

Our revenue is derived from the sale of semiconductor products we design and the manufacture of semiconductor wafers for third parties. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of resulting receivables is reasonably assured. For certain distributors, standard products are sold to the distributors without rights to return products or stock rotation or price protection rights.

Generally we recognize revenue on shipment to the distributor or drop shipment to the end customer. Specialty foundry services are performed pursuant to manufacturing agreements and purchase orders. Standard products are shipped and sold based upon purchase orders from customers. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by us for shipping and handling are classified as expenses. We currently manufacture a substantial portion of our products internally at our five wafer fabrication facilities. In the future, we expect to rely, to some extent, on outside wafer foundries for additional capacity and advanced technologies.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payment. If the financial condition of our customers were to deteriorate, additional allowances may be required. The establishment of reserves for sales discounts is based on management judgment that requires significant estimates of a variety of factors, including forecasted demand, returns and industry pricing assumptions. We record warranty liabilities for the estimated costs that may be incurred under our limited warranty. This warranty covers product defects based on compliance to our specifications and is normally applicable for twelve months from the date of purchase. These liabilities are accrued when revenues are recognized. Warranty costs include the costs to replace the defective product. Factors that affect our warranty liability include historical and anticipated rate of warranty claims on those repairs and cost per claim to satisfy our warranty obligation. As these factors are impacted by actual experience and future expectations, we periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Inventory Valuation

Inventories are stated at the lower of cost or market, using the average method, which approximates the first in, first out method. If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories. We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions. Inventory reserves are established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. Reserves are also established for excess inventory based on inventory levels in excess of six months of projected demand, as judged by management, for each specific product.

As described above, in connection with the Acquisition and the application of purchase accounting, on October 1, 2004, we made adjustments to inventory to reflect fair value. As a result, the inventory and related reserves for historical periods presented on a carved-out basis, prior to October 1, 2004, are not representative of future levels of inventory and related reserves, after October 1, 2004.

Useful Lives of Tangible and Intangible Assets

We review property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by comparison of its carrying amount with the future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impaired amount is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows generated by the respective long-lived assets. Our intellectual property assets represent rights under patents, trademarks and property use rights and are amortized over the periods of benefit, ranging up to 10 years, on a straight-line basis.

Intellectual Property

Our success and future sales growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have approximately 12,500 registered and pending patents. However, we cannot assure you that any patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

We established valuation allowances for deferred tax assets at most of our subsidiaries since it is not probable that majority of deferred tax assets other than one subsidiary are realizable. The valuation allowance at this particular subsidiary was not set up since it is expected that the deferred tax assets at this subsidiary is deemed realizable based on the current prospect for its future taxable income.

Contingencies and Litigation

We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. In such case, we accrue a liability and charges operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that the value of a financial instrument will fluctuate due to changes in market conditions, including changes in interest rates and foreign exchange rates. In the normal course of our business, we are subject to market risk associated with interest rate movements and currency movements on our assets and liabilities.

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2005 for our Korean subsidiary, a 10% devaluation of the Korean Won against the U.S. dollar would have resulted in a decrease of $6.0 million in our U.S. dollar financial instruments balance and cash balance.

Interest Rate Risk. The $200 million 6 7/8% Second Priority Senior Secured Notes due 2011 and the $250 million 8% Senior Subordinated Notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at December 31, 2005, we estimate that we would have additional interest expense costs over the market rate of $2.7 million (360 days basis). Our net loss for the year ended December 31, 2005 would have increased by 2.7%. The fair value on these fixed rate notes would have decreased by $10.2 million or increased by $10.6 million with a 10% increase or decrease in the interest rate, respectively.

Cash Flow Interest Rate Risk. During the current year, the Company entered into an interest rate swap agreement to convert the variable interest rate on our Floating Rate Second Priority Senior Secured Notes to a fixed interest rate for the periods to maturity date of June 2008. With this interest rate swap, cash flow interest rate risk was replaced with exposure to interest rate risk. For details, refer to “Note 9. Short-term and Long-term Borrowings” in “Item 8. Financial Statements and Supplementary Data.”

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	33

Consolidated Financial Statements

Statements of Operations (for the year ended December 31, 2005, the three months ended December 31, 2004 (successor company) and the nine months ended September 30, 2004 and the year ended December 31, 2003 (predecessor company))	35

Balance Sheets (as of December 31, 2005 and 2004 (successor company))	36

Statements of Changes in Unitholders’ Equity (for the year ended December 31, 2005, the three months ended December 31, 2004 (successor company) and the nine months ended September 30, 2004 and the year ended December 31, 2003 (predecessor company))	37

Statements of Cash Flows (for the year ended December 31, 2005, the three months ended December 31, 2004 (successor company) and the nine months ended September 30, 2004 and the year ended December 31, 2003 (predecessor company))	38

Notes to Consolidated Financial Statements	39

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of

MagnaChip Semiconductor LLC (Successor Company)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in unitholders’ equity and of cash flows present fairly, in all material respects, the financial position of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and for the three-month period ended December 31, 2004 (successor basis), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    Samil PricewaterhouseCoopers

Seoul, Korea

March 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of

MagnaChip Semiconductor LLC (Predecessor Company)

In our opinion, the accompanying consolidated (carve-out) statements of operations, of changes in owners’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of MagnaChip Semiconductor LLC and its subsidiaries (Predecessor Company) (the “Company”) for the nine-month period ended September 30, 2004 and for the year ended December 31, 2003 (predecessor basis), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    Samil PricewaterhouseCoopers

Seoul, Korea

June 15, 2005

MagnaChip Semiconductor LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of US dollars, except unit data)

	Year Ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year Ended December 31, 2003
	(Successor Company)		(Predecessor Company)
Net sales
Related party	$—	$—	$163,760	$260,739
Others	937,656	243,582	677,828	570,101

	937,656	243,582	841,588	830,840
Cost of sales	728,999	204,461	654,569	752,509

Gross profit	208,657	39,121	187,019	78,331

Selling, general and administrative expenses	123,211	29,784	53,982	68,738
Research and development expenses	107,590	22,058	75,657	86,575
Restructuring and impairment charges	36,234	—	—	—

Operating income (loss)	(58,378)	(12,721)	57,380	(76,982)

Other income (expenses)
Interest expense, net	(57,236)	(16,816)	(17,749)	(37,797)
Foreign currency gain (loss), net	16,532	30,437	5,364	1,404
Others	—	—	1,070	1,041

	(40,704)	13,621	(11,315)	(35,352)

Income (loss) before income taxes	(99,082)	900	46,065	(112,334)

Income tax expenses	1,816	6,725	2,828	1,389

Net income (loss)	$(100,898)	$(5,825)	$43,237	$(113,723)

Dividends accrued on preferred units	9,928	13,428

Net loss attributable to common units	$(110,826)	$(19,253)

Net loss per common unit—Basic and diluted	$(2.10)	$(0.38)

Weighted average number of units—Basic and diluted	52,898,497	50,061,910

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of US dollars, except unit data)

	December 31, 2005	December 31, 2004
	(Successor Company)
Assets
Current assets
Cash and cash equivalents	$86,574	$58,396
Restricted cash	2,837	12,962
Accounts receivable, net	112,053	86,592
Inventories, net	88,677	86,169
Other receivables	9,501	72,918
Other current assets	10,148	6,915

Total current assets	309,790	323,952

Property, plant and equipment, net	485,077	581,636
Intangible assets, net	191,389	211,987
Other non-current assets	54,391	36,955

Total assets	$1,040,647	$1,154,530

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$93,911	$66,163
Other accounts payable	35,368	86,462
Accrued expenses	28,968	31,413
Short-term borrowings	—	749
Other current liabilities	10,102	9,892

Total current liabilities	168,349	194,679

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	55,124	50,714
Other non-current liabilities	7,196	6,731

Total liabilities	980,669	1,002,124

Commitments and contingencies
Series A redeemable convertible preferred units; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at December 31, 2005 and 2004	—	—
Series B redeemable convertible preferred units; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at December 31, 2005 and 2004	106,462	96,534

Total redeemable convertible preferred units	106,462	96,534

Unitholders’ equity
Common units; 65,000,000 units authorized, 53,091,570 units and 52,533,003 units issued and outstanding at December 31, 2005 and December 31, 2004, respectively	53,092	52,533
Additional paid-in capital	2,169	2,100
Accumulated deficit	(130,092)	(19,266)
Accumulated other comprehensive income	28,347	20,505

Total unitholders’ equity	(46,484)	55,872

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$1,040,647	$1,154,530

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Consolidated Statements of Changes in Unitholders’ Equity and Owners’ Equity

(In thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Owner’s Equity	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Units	Amount
(Predecessor Company)
Balance at January 1, 2003				$249,504	$2,189		$16,573	$268,266
Comprehensive income (loss) :
Net loss				(113,723)	—		—	(113,723)
Foreign currency translation adjustments				—	—		610	610

Total comprehensive loss								(113,113)
Deferred stock compensation				—	161		—	161

Balance at December 31, 2003				$135,781	$2,350		$17,183	$155,314

Comprehensive income (loss) :
Net income				43,237	—		—	43,237
Foreign currency translation adjustments				—	—		4,842	4,842

Total comprehensive loss								48,079
Deferred stock compensation				—	3,324		—	3,324

Balance at September 30, 2004				$179,018	$5,674		$22,025	$206,717

(Successor Company)
Balance at October 1, 2004	49,713,286	$49,713	$—			$(13)	$(116)	$49,584
Issuance of common units	363,627	364	—			—		364
Exercise of unit options	2,456,090	2,456	—			—		2,456
Issuance of warrants in connection with Original Acquisition		—	2,100			—		2,100
Payment of accumulated accrued dividends		—	—			(10,891)		(10,891)
Dividends accrued on Series B redeemable convertible preferred units		—	—			(2,537)		(2,537)
Comprehensive income (loss):
Net loss		—	—			(5,825)	—	(5,825)
Foreign currency translation adjustments		—	—			—	20,621	20,621

Total comprehensive income								14,796

Balance at December 31, 2004	52,533,003	$52,533	$2,100			$(19,266)	$20,505	$55,872

Issuance of common units	504,317	$504	$10			—	—	$514
Exercise of unit options	54,250	55	59			—	—	114
Dividends accrued on Series B redeemable convertible preferred units		—	—			(9,928)	—	(9,928)
Comprehensive income (loss):
Net loss		—	—			(100,898)	—	(100,898)
Fair valuation of derivatives		—	—			—	4,534	4,534
Foreign currency translation adjustments		—	—			—	3,308	3,308

Total comprehensive income								(93,056)

Balance at December 31, 2005	53,091,570	$53,092	$2,169			$(130,092)	$28,347	$(46,484)

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of US dollars)

	Year Ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year Ended December 31, 2003
	(Successor Company)		(Predecessor Company)
Cash flows from operating activities
Net income (loss)	$(100,898)	$(5,825)	$43,237	$(113,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	202,929	45,855	266,862	338,513
Provision for severance benefits	16,583	3,397	15,353	7,291
Amortization of debt issuance costs	3,432	4,411	—	—
Loss (gain) on foreign currency translation, net	(15,880)	(33,263)	(3,811)	669
Loss (gain) on disposal of property, plant and equipment, net	(829)	(193)	(488)	2,279
Impairment charges	33,576	—	—	12
Stock compensation	—	—	3,324	161
Others	721	494	3,138	955
Changes in operating assets and liabilities
Accounts receivable	(25,812)	(43,270)	(7,067)	(35,778)
Inventories	(806)	36,513	(18,070)	(1,454)
Other receivables	62,821	(56,917)	(548)	(628)
Deferred tax assets	(12,935)	—	—	—
Accounts payable	24,928	(33,061)	(5,719)	(12,740)
Other accounts payable	(66,069)	81,509	18,329	(183)
Accrued expenses	(5,184)	17,711	584	724
Other current assets	2,713	(6,009)	(1,177)	3,082
Other current liabilities	200	9,842	1,450	2,000
Payment of severance benefits	(13,831)	(2,898)	(6,602)	(4,966)
Others	(2,012)	(1,011)	3,376	(4,138)

Net cash provided by operating activities	103,647	17,285	312,171	182,076

Cash flows from investing activities
Purchase of plant, property and equipment	(62,334)	(23,346)	(84,595)	(22,640)
Purchases of intangible assets, net	(2,174)	(108)	(2,128)	(2,520)
Acquisition of business	(16,369)	(488,152)	—	—
Decrease (increase) in restricted cash	10,307	(12,350)	—	—
Others	1,878	(2,027)	1,392	3,679

Net cash used in investing activities	(68,692)	(525,983)	(85,331)	(21,481)

Cash flows from financing activities
Proceeds from issuance of Senior Secured and Subordinated Notes	—	750,000	—	—
Proceeds from long-term borrowings	—	45,867	—	79
Proceeds from short-term borrowings	—	720	—	28,582
Issuance of common units	628	2,820	—	—
Issuance of redeemable convertible preferred units	—	3,636	—	—
Repayment of short-term borrowings	(12,883)	—	(46,978)	(2,665)
Repayment of long-term borrowings	—	(347,718)	(179,862)	(186,591)
Redemption of redeemable convertible preferred units	—	(406,786)	—	—
Payment of preferred dividends	—	(10,891)	—	—
Debt issuance costs paid	(594)	(27,635)	—	—
Others	—	(16)	—	—

Net cash provided by (used in) financing activities	(12,849)	9,997	(226,840)	(160,595)
Effect of exchange rates on cash and cash equivalents	1,452	10,217	—	—

Net increase (decrease) in cash and cash equivalents	23,558	(488,484)	—	—

Cash and cash equivalents
Beginning of the period	58,396	546,880	—	—
Net increase in cash and cash equivalents from changes of consolidated subsidiaries	4,620	—	—	—

End of the period	$86,574	$58,396	$—	$—

Supplemental cash flow information
Cash paid for interest	$53,373	$11,862	$17,791	$37,872

Cash paid for income taxes	$15,370	$76	$2,828	$1,389

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular dollars in thousands, except unit data)

1. General

The Company

MagnaChip Semiconductor LLC was created on November 26, 2003 and was capitalized on September 10, 2004, with the issuance of 60,822 common units for total cash and stock consideration of $61 thousand. It was created with the sole purpose of acquiring the non-memory business (the “Business”) of Hynix Semiconductor, Inc (“Hynix”), which acquisition was completed with effect from October 1, 2004 (the “Original Acquisition”).

On September 23, 2004, the Company issued 49,727 Series A redeemable convertible preferred units and 447,420 series B redeemable convertible preferred units for a total cash consideration of $49,727 thousand and $447,420 thousand, respectively. During the period from November 26, 2003 through October 1, 2004, MagnaChip Semiconductor LLC owned no assets or liabilities, other than the cash raised from its equity offerings in preparation for the Original Acquisition and the stock of its holding company and acquisition subsidiaries. In addition, during this period, MagnaChip Semiconductor LLC had no operations other than interest income from the cash totaling $22 thousand, and various bank fees and administrative expenses incurred in connection with its formation and the formation of its subsidiaries totaling $35 thousand. The accumulated other comprehensive income of $116 thousand was generated by the translation of the portion of the assets described above in its two consolidated subsidiaries at October 1, 2004, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor B.V. At October 1, 2004, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor B.V. were holding companies, with no significant operations, assets or liabilities other than holding cash raised in the equity offerings described above.

MagnaChip Semiconductor LLC and its subsidiaries (successor company) (the “Company”) is a designer, developer and manufacturer of mixed-signal and digital multimedia semiconductors addressing the convergence of consumer electronics and communications devices. The Company has five wafer fabrication facilities located in Cheongju and Gumi in the Republic of Korea.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying financial statements are summarized below.

For the periods as of and prior to September 30, 2004, the accompanying consolidated financial statements are presented on a carve-out basis reflecting the assets, liabilities, revenues, expenses and changes in owner’s equity and cash flows that were directly attributable to the Business of Hynix Semiconductor, Inc. (predecessor company), which was purchased on October 6, 2004. The Company has used October 1, 2004, as the effective date of the Original Acquisition since the financial results from October 1, 2004 onwards accrue to its benefit.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

disclosures. The most significant estimates and assumptions relate to the useful life of property, plant and equipment, allowance for uncollectible accounts receivable, contingent liabilities, inventory valuation, restructuring accrual and impairment of long-lived assets. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Foreign Currency Translation

The Company has assessed in accordance with Statements of Financial Accounting Standards (“SFAS”) 52, Foreign Currency Translation, the functional currency of each of its subsidiaries in Luxembourg, the Netherlands and the United Kingdom and has designated the U.S. dollar to be their respective functional currencies. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the U.S. dollar are translated into the U.S. dollar in accordance with SFAS No. 52. All the assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss) of unitholders’ equity. Transactions in currencies other than the functional currency are included as a component of other income (expense) in the statement of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity date of three months or less. Restricted cash includes amounts placed in deposits at Korean banks, subject to certain withdrawal restraints for government grants, other payables and checking accounts plus amounts pledged as collateral for the obligations under our senior secured revolving credit facility and our Second Priority Senior Secured Notes.

Accounts receivable reserves

An allowance for doubtful accounts is provided based on the aggregate estimated collectibility of their accounts receivable. The Company records an allowance for cash returns, presented within accounts receivable, based on the historical experience of the amount of goods that will be returned and refunded. In addition, the Company also includes in accounts receivable, an allowance for additional products that may have to be provided, free of charge, to compensate customers for products that do not meet previously agreed yield criteria, the low yield compensative reserve.

Inventories

Inventories are stated at the lower of cost or market, using the average cost method, which approximates the first in, first out method (“FIFO”). If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories. Inventory reserves are established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. Reserves are also established for excess inventory based on inventory levels in excess of six months of projected demand, as judged by management, for each specific product.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as set forth below.

Buildings	30 - 40 years
Building related structures	10 - 20 years
Machinery and equipment	5 - 10 years
Vehicles and others	5 years

Routine maintenance and repairs are charged to expense as incurred. Expenditures that enhance the value or significantly extend the useful lives of the related assets are capitalized.

Borrowing costs incurred during the construction period of assets are capitalized as part of the related assets.

Impairment of Long-Lived Assets

The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by comparison of its carrying amount with the future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impaired amount is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows generated by the respective long-lived assets.

Restructuring Charges

The Company recognizes restructuring charges in accordance with Statements of Financial Accounting Standards (“SFAS”) 146, Accounting for Costs Associated with Exit or Disposal Activities. Certain costs and expenses related to exit or disposal activities are recorded as restructuring charges when liabilities for those costs and expenses are incurred.

Lease Transactions

The Company accounts for lease transactions as either operating leases or capital leases, depending on the terms of the underlying lease agreements. Machinery and equipment acquired under capital lease agreements are recorded at cost as property, plant and equipment and depreciated using the straight-line method over their estimated useful lives. In addition, the aggregate lease payments are recorded as capital lease obligations, net of unaccrued interest. Interest is amortized over the lease period using the effective interest rate method. Leases that do not qualify as capital leases are classified as operating leases, and the related rental payments are expensed on a straight-line basis over the lease term.

Software

The Company capitalizes certain external costs that are incurred to purchase and implement internal-use computer software. Direct costs relating to the development of software for internal use are capitalized after technological feasibility has been established, in accordance with Statement Of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation is calculated on a straight line basis over five years.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Intangible Assets

Intangible assets acquired from Hynix include technology and customer relationships which are amortized on a straight-line basis over periods ranging from 4 to 8 years. Other intellectual property assets acquired represent rights under patents, trademarks and property use rights and are amortized over the periods of benefit, ranging up to 10 years, on a straight-line basis.

Fair Value Disclosures of Financial Instruments

The estimated fair value of financial instruments is determined by the Company, using available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Carrying amounts of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

The estimated fair value of the Company’s debt was $738.8 million and $750.0 million as of December 31, 2005 and 2004, respectively. The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Accrued Severance Benefits

Employees and executive officers with one or more years of service are entitled to receive a lump-sum payment upon termination of their employment with the Company, based on their length of employment and rate of pay at the time of termination. The accrual for the severance liability approximates the amount that would be payable assuming all eligible employees and executive officers were to terminate their employment at the balance sheet date.

Accrued severance benefits are funded through a group severance insurance plan. The amounts funded under this insurance plan are classified as a deduction to the accrued severance benefits. Subsequent accruals are to be funded at the discretion of the Company.

In accordance with the National Pension Act of the Republic of Korea, a certain portion of accrued severance benefits is deposited with the National Pension Fund and deducted from the accrued severance benefits. The contributed amount is refunded to employees from the National Pension Fund upon their retirement.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end-customer’s location when the risks and rewards of ownership have passed to the customer. Revenue is deferred from sales to distributors until the product is ultimately sold to the end-customer.

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling expenses. The amounts charged to

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

selling expenses are $1,867 thousand for the year ended December 31, 2005, $412 thousand for the three-month period ended December 31, 2004 (successor company), $1,394 thousand for the nine-month period ended September 30, 2004 and $1,456 thousand the year ended December 31, 2003 (predecessor company).

Derivative Financial instruments

The Company’s primary objective for holding derivative financial instruments is to manage cash flow risk inherent in debts with variable interest rates. The company recognizes all derivative financial instruments at fair value as either assets or liabilities and reports changes in the fair value of those instruments in earnings or other comprehensive income depending on whether they meet the criteria for designation as hedging transactions under Statements of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $310 thousand for the year ended December 31, 2005, $173 thousand for the three-month period ended December 31, 2004 (successor company), $71 thousand for the nine-month period ended September 30, 2004, and $112 thousand for the year ended December 31, 2003 (predecessor company).

Product Warranties

The Company records warranty liabilities for the estimated costs that may be incurred under its basic limited warranty included in other current liabilities. This warranty covers defective products and is normally applicable for 12 months from the date of purchase and these liabilities are accrued when product revenues are recognized. Warranty costs include the costs to replace the defective product. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims on those repairs and cost per claim to satisfy the Company’s warranty obligation. As these factors are impacted by actual experience and future expectations, the Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts when necessary.

Research and Development

Research and development costs are expensed as incurred and include employee salaries, contractor fees, building costs, utilities, and administrative expenses.

Government Grants

Grants received from the Korean government to assist with specific research and development activities are recognized in the statement of operations as a credit to research and development expenses, in the period in which the related expense is incurred, to the extent that they are non-refundable. Such grants recognized as a reduction of research and development expenses were $1,908 thousand for the year ended December 31, 2005, $3,265 thousand for the three-month period ended December 31, 2004 (successor company) and $214 thousand and $575 thousand for the nine-month period ended September 30, 2004 and the year ended December 31, 2003 (predecessor company), respectively.

As of December 31, 2005, the Company decided to suspend the government sponsored R&D projects. This resulted in $1.4 million of refund of the grants received from the government. As the R&D projects were mostly

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

related to Application Processor business, the Company recognized this liability as a restructuring charge during the fourth quarter of 2004 in conjunction with the agreement to sell our Application Processor business.

Licensed Patents and Technologies

The Company has entered into a number of royalty agreements to license patents and technology used in the design and manufacture of its products. The payments under these agreements include an initial payment to acquire the rights, and a royalty payment, calculated based upon the sales of the related products. The initial payments, usually paid in installments, represents a non-refundable commitment, such that the total present value of these payments is recorded as a liability upon execution of the agreement, and the costs are deferred over the period of the agreement. The royalty payments are charged to the statement of operations as incurred.

Segment Reporting

The Company considered the provisions of Statements of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information, in determining operating and reportable segments. As a result, the Company has determined that it operates in one segment, which is semiconductor operations.

Unit-Based Compensation (Successor Company)

Employee equity compensation plans are accounted for using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, the Company’s grants of options to purchase common units were granted at the exercise price equal to or higher than the fair market value of the underlying unit on the date of grant. As the exercise prices for all option grants were in excess of the fair value of the underlying units on the respective grant dates as determined by management, no compensation cost was recorded for the year ended December 31, 2005 and for the three months ended December 31, 2004.

The Company utilizes the Black-Scholes option valuation model to value options for pro forma presentation of income as if the fair value-based accounting method in SFAS No. 123, Accounting for Stock-Based Compensation, had been used to account for unit-based compensation. For this pro forma presentation the Company utilizes the expense recognition model prescribed in FIN 28, Accounting for Stock Appreciation Rights and other Variable Stock Option or Award Plans an interpretation of APB opinions No. 15 and 25 and recognizes forfeitures when they occur. The Company’s adjusted net income (loss) would have decreased to the pro forma amounts indicated below:

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2003
	(Successor Company)		(Predecessor Company)
As reported net income (loss)	$(100,898)	$(5,825)	$43,237	$(113,723)
Add: Amortization of non-cash deferred unit compensation expense determined under the intrinsic value method as reported in net income, net of tax	—	—	3,324	161
Deduct: Total unit-based employee compensation expense determined under the fair value method for all awards, net of tax	(411)	(995)	(5,614)	(5,335)

Pro forma net income (loss)	$(101,309)	$(6,820)	$40,947	$(118,897)

Pro forma loss per unit	$(2.10)	$(0.40)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

For options granted in 2005, the weighted average fair value of options granted at market value was $0.34 and the weighted average fair value of options granted with exercise prices higher than market value was $0.14. In 2004, all options were granted at market value and the weighted average fair value was $0.38.

The fair value of each option grant in 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following set of assumptions (average-weight):

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2003
	(Successor Company)		(Predecessor Company)
Expected life	2.1 Years	2.2 Years	3.5 Years	4.5 Years
Expected volatility	57.8%	64.8%	144.5%	131.9%
Risk-free interest rate	3.3%	2.6%	3.75%	4.16%
Expected dividends	—	—	—	—

Stock option Plan (Predecessor Company)

Stock options under employee stock plans prior to the Original Acquisition were accounted for using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As part of the presentation of the Business on a carve-out basis, stock compensation was allocated to the Business based on the employees that historically have worked in the Business. The compensation cost for the Business was $3,324 and $161 thousand for the nine-month period ended September 30, 2004 and for the year ended December 31, 2003, respectively.

Earnings per Unit

In accordance with SFAS No. 128, Earnings Per Share, the Company computes basic earnings per unit by dividing net income available to common unitholders by the weighted average number of common units outstanding during the period which would include to the extent their effect is dilutive: redeemable convertible preferred units, options to purchase common units and warrants to purchase common units. Diluted earnings per unit reflect the dilution of potential common units outstanding during the period. In determining the hypothetical units repurchased, the Company uses the average unit price for the period.

Income Taxes

MagnaChip Semiconductor LLC has elected to be treated as a partnership for U.S. federal income tax purposes, and therefore is not subject to income taxes on its income. Taxes on its income are the responsibility of the individual equity owners of MagnaChip Semiconductor LLC. The Company operates a number of subsidiaries, which are subject to local income taxes in those markets.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for customers on accounts receivable. The Company maintains reserves for potential credit losses, but historically has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area. The Company derives a substantial portion of its revenues from export sales through its overseas subsidiaries in Asia, North America and Europe.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS 123(R), Share-Based Payment (revised 2004). This revision will affect current practice in a number of ways, including the elimination of the alternative to use the intrinsic value method of accounting from Accounting Principles Board (“APB”) Opinion No. 25 that was provided in FASB Statement No.123 as originally issued. Pursuant to this statement, companies are required to record stock option expense in its financial statements based on a fair value methodology. This statement became effective and began impacting the Company on January 1, 2006. The Company has determined that there are no material impacts as a result of the adoption of this FASB Statement on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 applies to fiscal years beginning after June 2005, however, earlier application is permitted. In the fourth quarter of 2005, the Company recognized $8.1 million of expense related to the under-utilization of a fabrication facility in accordance with the provision of SFAS 151.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement supersedes APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting for a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard will have no impact on our financial statements.

3. Original Acquisition

On October 6, 2004, the Company completed its purchase of the Business, as outlined in the Business Transfer Agreement, as amended (the “BTA”) from Hynix, for cash, liabilities assumed, plus a warrant to purchase 5,079,254 common equity interests in the Company, valued by independent valuation. In October 2005, the Company agreed to pay Hynix an additional $6,238 thousand in cash as a working capital settlement payment. This additional amount, which was paid in full subsequently in October 2005, was included as part of the purchase consideration and therefore acquisition costs of related assets were subsequently adjusted.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

A summary of purchase consideration including such subsequent working capital settlement as well as assets and liabilities acquired is as follows:

Purchase consideration:
Cash	$475,471
Loan assumed	285,807
Warrant to purchase common units	2,100

763,378
Fair value of assets and liabilities acquired:
Current assets	(173,517)
Non-current assets	(755,618)
Current liabilities	119,262
Non-current liabilities	46,495

$—

Intangible assets acquired in connection with this acquisition are included in non-current assets and summarized as below:

	Acquisition cost	Weighted average amortization period
Technology	$24,536	5.3 years
Customer relationship	174,134	7.0 years
Intellectual property assets	7,928	5.2 years

	$206,598	6.7 years

At the date of the Original Acquisition, the Company obtained an independent valuation of the acquired property, plant and equipment and the acquired intangible assets, to ascertain the fair value of these assets, and in addition, applied adjustments to the book value of the other assets and liabilities transferred from Hynix to calculate the total fair value of the assets and liabilities acquired. The Company also re-assessed the remaining useful lives of the acquired property, plant and equipment, and commenced depreciation on a straight-line basis, using the remaining useful lives of the acquired property, plant and equipment and acquired intangibles.

The aggregate fair values obtained exceeded total purchase consideration of $763,378 thousand, and this difference was applied to the Company’s intangible and non-current tangible assets on a pro-rata basis, such that the adjusted fair value of the assets and liabilities acquired equaled the total purchase consideration, with no residual negative goodwill.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

4. Accounts Receivable

Accounts receivable as of December 31, 2005 and 2004 consist of the following:

	December 31, 2005	December 31, 2004
	(Successor Company)
Accounts receivable	$93,221	$77,778
Notes receivable	25,115	14,264
Less:
Allowances for doubtful accounts	(617)	(383)
Cash return reserve	(3,000)	(2,156)
Low yield compensation reserve	(2,666)	(2,911)

Accounts receivable, net	$112,053	$86,592

The Company recognized bad debt expenses amounting to $229 thousand for the year ended December 31, 2005, $340 thousand for the three-month period ended December 31, 2004 (successor company) and $57 thousand and $11 thousand for the nine-month period ended September 30, 2004 and the year ended December 31, 2003 (predecessor company), respectively. The Company also reserved for cash return and low yield compensation in the amount of $12,878 thousand for the year ended December 31, 2005, $5,920 thousand for the three-month period ended December 31, 2004 (successor company) and $6,325 thousand and $376 thousand for the nine-month period ended September 30, 2004 and the year ended December 31, 2003 (predecessor company), respectively.

5. Inventories

Inventories as of December 31, 2005 and 2004 comprise the following:

	December 31, 2005	December 31, 2004
	(Successor Company)
Finished goods	$28,414	$28,431
Semi-finished goods and work-in-process	60,095	55,563
Raw materials	5,814	7,599
Materials in-transit	1,966	850
Less: valuation allowances	(7,612)	(6,274)

Inventories, net	$88,677	$86,169

The Company recognized a loss on valuation of inventories amounting to $2,816 thousand for the year ended December 31, 2005, $5,956 thousand for the three-month period ended December 31, 2004 (successor company) and $7,728 thousand and $454 thousand for the nine-month period ended September 30, 2004 and the year ended December 31, 2003 (predecessor company), respectively. In addition, the Company wrote off $1,627 thousand of damaged inventories during the year ended December 31, 2005, $384 thousand for the three-month period ended December 31, 2004 (successor company) and $7,923 thousand and $25,503 thousand for the nine-month period ended September 30, 2004 and the year ended December 31, 2003 (predecessor company), respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

6. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2005 and 2004 comprise the following:

	December 31, 2005	December 31, 2004
	(Successor Company)
Buildings and related structures	$149,236	$143,007
Machinery and equipment	508,428	437,973
Vehicles and others	33,337	21,037

	691,001	602,017
Less: accumulated depreciation	(218,745)	(36,265)
Land	11,492	11,214
Construction in-progress	1,329	4,670

Property, plant and equipment, net	$485,077	$581,636

Aggregate depreciation expenses totaled $157,678 thousand for the year ended December 31, 2005, $34,421 thousand for the three-month period ended December 31, 2004 (successor company) and $261,640 thousand and $329,462 thousand for the nine-month period ended September 30, 2004 and the year ended December 31, 2003 (predecessor company), respectively. In addition, capitalized interest costs totaled $144 thousand for the year ended December 31, 2005, $53 thousand for the three-month period ended December 31, 2004 (successor company) and $334 thousand and $152 thousand for the nine-month period ended September 30, 2004 and the year ended December 31, 2003 (predecessor company), respectively.

Property, plant and equipment are pledged as collateral for our senior secured revolving credit facility and our Second Priority Senior Secured Notes to a maximum of $780 million as of December 31, 2005.

7. Intangible assets

Intangible assets at December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
	(Successor Company)
Technology	$26,991	$26,343
Customer relationships	211,946	188,808
Goodwill	15,095	—
Intellectual property assets	11,310	8,885
Less: accumulated amortization	(73,953)	(12,049)

Intangible assets, net	$191,389	$211,987

Aggregate amortization expenses for intangible assets totaled $45,251 thousand for the year ended December 31, 2005, $11,434 thousand for the three-month period ended December 31, 2004 (successor company) and $5,222 thousand and $9,051 thousand for the nine-month period ended September 30, 2004 and the year ended December 31, 2003 (predecessor company), respectively. The estimated aggregate amortization expense of intangible assets for the next five years is $31,839 thousand in 2006, $31,810 thousand in 2007, $28,958 thousand in 2008, $20,568 thousand in 2009 and $18,923 thousand in 2010.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Intangible assets are pledged as collateral for our senior secured revolving credit facility and our Second Priority Senior Secured Notes as of December 31, 2005.

8. Product Warranties

Changes in accrued warranty liabilities for each period are as follows:

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2003
	(Successor Company)		(Predecessor Company)
Beginning balance	$1,448	$2,677	$794	$1,176
Addition (reduction) to warranty reserve	1,362	(977)	4,103	2,612
Payment made	(1,804)	(477)	(2,265)	(2,988)
Translation adjustments	30	225	45	(6)

Ending balance	$1,036	$1,448	$2,677	$794

9. Short-Term and Long-Term Borrowings

On October 6, as part of the terms of Original Acquisition, the Company assumed $285,807 thousand of debt held by Hynix. This debt was comprised of $91,015 thousand in a 7.0% term loan due 2009 and $194,792 thousand in a 7.5% term loan due 2011. This debt remained outstanding until December 24, 2004.

On December 23, 2004, two of the Company’s subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company issued $500 million aggregate principal amount of Second Priority Senior Secured Notes consisting of $300 million aggregate principal amount of Floating Rate Second Priority Senior Secured Notes and $200 million aggregate principal amount of 6 7/8% Second Priority Senior Secured Notes. At the same time, such subsidiaries issued $250 million aggregate principal amount of 8% Senior Subordinated Notes.

Concurrently with the issuance of the Second Priority Senior Secured Notes, the Company entered into a new senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. Interest is charged at current rates when drawn upon.

Details of short-term borrowings as of December 31, 2005 and 2004 are as follows:

	December 31, 2005		December 31, 2004
	Annual interest rate (%)	Amount of principal	Annual interest rate (%)	Amount of principal
	(Successor Company)
Revolving credit facility	—	$—	1.05 ~ 1.55	$749

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Details of long-term borrowings as of December 31, 2005 and 2004 are presented as below:

	Maturity	Annual interest rate (%)	Amount of principal
Floating Rate Second Priority Senior Secured Notes	2011	3 month LIBOR + 3.250	$300,000
6 7/8% Second Priority Senior Secured Notes	2011	6.875	200,000
8% Senior Subordinated Notes	2014	8.000	250,000

			$750,000

The senior secured revolving credit facility and Second Priority Senior Secured Notes are collateralized by substantially all of the assets of the Company. These notes will be paid in full upon maturity.

Each indenture governing the notes contains covenants that limit the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions on its capital stock or repurchase, repay or redeem its capital stock, (iii) make certain investments (iv) incur liens (v) enter into certain types of transactions with affiliates, (vi) create restrictions on the payment of dividends or other amounts to the Company by its subsidiaries, and (vii) sell all or substantially all of its assets or merge with or into other companies. There is no breach of covenants as of December 31, 2005.

Borrowings under the senior secured credit facility are subject to significant conditions, including compliance with financial ratios and the absence of any material adverse change.

The Company and all of its subsidiaries as of December 31, 2005, except for MagnaChip Semiconductor (Shanghai) Company Limited, jointly and severally guarantee each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. The Company and its subsidiaries as of December 31, 2005, except for MagnaChip Semiconductor Ltd. (Korea) (“MSK”) and MagnaChip Semiconductor (Shanghai) Company Limited, jointly and severally guarantee the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of senior secured credit facility and Second Priority Senior Secured Notes and Senior Subordinated Notes.

On December 24, 2004, the Company prepaid the assumed loan from Hynix held by Korean creditors of $249,375 thousand, whereby the obligations of the Company with the respect to these loans held by the Korean creditors have been discharged in full. However, the loans held by Korean banks, which purchased all rights, benefits and interests from foreign creditors, totaling $98,343 thousand were not repaid but offset against its bank deposits held due to restrictions applied by the Foreign Exchange Transactions Act of the Republic of Korea. This loan was repaid on October 7, 2005.

In connection with the issuance of the notes and obtaining of the credit facility, the Company capitalized certain costs and fees, which are being amortized using the effective interest method or straight-line method over their respective terms, 2009 to 2014. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $3,432 thousand and $ 167 thousand for the year ended December 31, 2005 and the three-month period ended December 31, 2004, respectively. The remaining capitalized costs as of December 31, 2005 and 2004 were $25,113 thousand and $27,812 thousand, respectively. In addition, in connection with the repayment of the assumed debt from Hynix, the Company wrote off $4,084 thousand of previously capitalized financing fees for the three-month period ended December 31, 2004. These amounts have all been included in interest expense in the accompanying statement of operations.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Interest Rate Swap

Effective June 27, 2005, the Company entered into an interest rate swap agreement (the “Swap”) that converted the variable interest rate based on the 3-month London Inter-bank Offering Rate (“LIBOR”) plus 3.25% to fixed interest rate on the Company’s Floating Rate Second Priority Senior Secured Notes (the “Notes”). This Swap will be in effect until 15 June, 2008.

The Swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company is utilizing the “hypothetical derivative method” to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.” Under this methodology, the actual swap was fully effective during the year ended December 31, 2005.

For the year ended December 31, 2005, the Company recorded total changes in the fair value of the Swap amounting to $4,534 thousand as other comprehensive income in the accompanying consolidated financial statements. As a part of the total changes in fair value, the Company has recognized interest expense of $550 thousand which is the difference between the fixed and variable rate.

10. Accrued Severance Benefits

Changes in accrued severance benefits for each period are as follows:

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2003
	(Successor Company)		(Predecessor Company)
Beginning balance	$52,925	$47,082	$40,015	$38,287
Provisions	16,583	3,397	15,352	8,092
Transferred from acquired company	196	—	—	—
Severance payments	(13,831)	(2,898)	(6,837)	(6,180)
Effect of foreign currency translation	1,094	5,344	1,473	(184)

	56,967	52,925	50,003	40,015
Less: contributions to the National Pension Fund	(900)	(1,234)	(1,304)	(1,522)
group severance insurance plan	(943)	(977)	(1,202)	(1,129)

Accrued severance benefits, net	$55,124	$50,714	$47,497	$37,364

The severance benefits are funded approximately 3.24% and 4.18% as of December 31, 2005 and 2004, respectively, through severance insurance deposit for payment of severance benefits, and the account is deducted from accrued severance benefits.

In addition to, the Company expects to pay the following future benefits to its employees upon their normal retirement ages:

Severance benefit
2006 – 2008	$—
2009	70
2010	205
2011 – 2015	1,940

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement ages.

11. Redeemable Convertible Preferred Unit

The Company issued 49,727 units as Series A redeemable convertible preferred unit (the “Series A”) and 447,420 units as Series B redeemable convertible preferred unit (the “Series B”) on September 23, 2004 and additionally issued 364 units of Series A and 3,272 units of Series B on November 30, 2004, respectively. All of Series A were redeemed by cash on December 27, 2004 and parts of Series B were redeemed by cash on December 15, 2004 and December 27, 2004.

Changes in Series A and B redeemable convertible preferred units for the year ended December 31, 2005 and the three-month period ended December 31, 2004 are as follows:

	Year ended December 31, 2005		Three months ended December 31, 2004
	(Successor Company)
	Units	Amounts	Units	Amounts
—Series A
Beginning of period	—	$—	49,727	$49,727
Issuance	—	—	364	364
Redemption	—	—	(50,091)	(51,907)
Accrual of preferred dividends	—	—	—	1,816

End of period	—	$—	—	$—

—Series B
Beginning of period	93,997	$96,534	447,420	$447,420
Issuance	—	—	3,272	3,272
Redemption	—	—	(356,695)	(365,770)
Accrual of preferred dividends	—	9,928	—	11,612

End of period	93,997	$106,462	93,997	$96,534

There were no Series A units outstanding as of December 31, 2005, and the Series B units outstanding as of December 31, 2005 are presented between liabilities and unitholders’ equity in the accompanying balance sheets as they contain characteristics of both liabilities and equity according to the SEC’s Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stock” and EITF Topic D-98, Classification and Measurement of Redeemable Securities.”

Conversion

The outstanding Series B units are convertible, in whole or in part, into common equity interests upon or concurrently with the first public offering of the common equity interests of the Company at the Company’s option or the holder’s option based on a formula, represented by the conversion ratio. The conversion ratio for the Series B units is an amount equal to the original issue price per unit plus an amount per unit equal to full cumulative dividends accrued and unpaid to the date of the consummation of the first public offering, divided by the per common equity interest price to the public in the Company’s first public offering of equity securities.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Dividends

Holders of Series B receive dividends which are cumulative, whether or not earned or declared by the board of directors. The cumulative cash dividends accrue at the rate of 10% per unit per annum on the Series B original issue price, compounded semi-annually. Such dividends are payable in semi-annual installments in arrears commencing March 15, 2005.

Liquidation

In the event of liquidation, the holders of Series B are entitled to receive, out of the assets of the Company legally available for distribution to its members, whether from capital, surplus or earnings, an amount equal to the Series B original issue price in cash per unit plus an amount equal to full cumulative dividends accrued and unpaid thereon to the date of final distribution respectively, and no more. If the net assets of the Company are insufficient to pay the holders of all outstanding Series B and of any units ranking on a parity with the Series B, the full amounts to which they respectively shall be entitled, such assets, or the proceeds thereof, shall be distributed ratably among the holders of the Series B and any units ranking on a parity with the Series B in accordance with the amounts which would be payable on such distribution if the amount to which the holders of the Series B and any units ranking on a parity with the Series B are entitled were paid in full.

Voting

As provided in Company Operating Agreement, the holders of Series B shall not be entitled to vote on any matter submitted to a vote of the Members, and not be entitled to notice of any meeting of Members.

Redemption

If any outstanding Series B remain outstanding on the 14th anniversary after issuance of the Series B, then the holders of a majority of the then outstanding Series B shall have the right to elect to have the Company redeem all outstanding Series B from funds legally available, at a price per unit equal to $1,000 plus an amount per unit equal to full cumulative dividends accrued and unpaid thereon to the redemption date.

Also the Series B may be redeemed from funds legally available, in whole or in part, at the election of the Company, expressed by resolution of the board of directors, at any time and from time to time at a price of $1,000 per unit plus any cumulative dividends accrued and unpaid.

12. Warrant

In connection with the Original Acquisition, the Company issued a warrant, which is recorded as additional paid in capital, to Hynix, which enables Hynix to purchase 5,079,254 common units of the Company. The value of each warrant to purchase one common unit is $ 0.414, which was estimated using the Black-Scholes option pricing model using the following assumptions: fair value of $1.00 per unit; exercise price of $1.00 per unit; risk free rate of interest of 2.50%; volatility of 86%; dividend rate of 0%; and term of 2 years. This warrant is still outstanding as of December 31, 2005 and expires on the earlier to occur of October 6, 2006, and the date which is 45 days after the Company provides written notice to Hynix that the Company is filing a registration statement providing for a first public offering of its common equity interests.

13. Stock Option Plan (Predecessor Company)

Hynix formed its stock option plan in 1999 and granted stock options to employees and directors. On July 13, 2003, all outstanding options were cancelled and replaced with new option grants as a result of an equity

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

restructuring including a stock split. Since the replacement ratio did not match the stock split ratio of 21:1, the new options were accounted for as the variable awards.

On March 26, 2004, the stock option plan was modified and the vesting period was reduced from three to two years. As of September 30, 2004, 982,395 options were outstanding. However, none of these options were transferred as part of the Original Acquisition.

The number and weighted-average exercise prices of options for the nine-month period ended September 30, 2004 and the year ended December 31, 2003 are as follows:

	Number of options	Weighted average exercise price of options
	(Predecessor Company)
Outstanding at January 1, 2003	1,565,800	$4.0
Granted	1,130,115	4.2
Exercised	—	—
Forfeited	291,895	4.2
Cancelled	1,357,500	4.2

Outstanding at December 31, 2003	1,046,520	4.2
Granted	—	—
Exercised	—	—
Forfeited	64,125	4.3
Cancelled	—	—

Outstanding at September 30, 2004	982,395	4.3

As of September 30, 2004 and December 31, 2003, the weighted-average remaining contractual life of outstanding stock options was 5.7 years and 2.5 years, respectively. However, no options were exercisable as of September 30, 2004 and December 31, 2003.

14. Equity Incentive Plans (Successor Company)

The company adopted two equity incentive plans effective October 6, 2004 and March 21, 2005, respectively, which are administered by a Committee designated by the board of directors. Employees, consultants and non-employee directors are eligible for the grant of options to purchase the Company’s common units or restricted common units subject to terms and conditions determined by the Committee. The terms of options in no event exceed ten years from the date of grant. As of December 31, 2005, an aggregate maximum of 7,490,864 common units was authorized and reserved for all future and outstanding grants of options.

On October 6, 2004, the Company granted 2,456,090 fully-vested and immediately exercisable options to purchase its restricted common units to certain members of management at the exercise price of $1 per unit. In addition, at the same date, the Company issued 1,146,178 options to purchase its common units to certain members of management and employees at the exercise price of $1 per unit, with a vesting term of 25% of the units on September 30, 2005 and 6.25% of the units on the last day of each calendar quarter thereafter.

In 2005, the Company granted 3,174,562 options to purchase its common units or restricted common units at exercise prices ranging from $1 to $3 per unit. These options generally vest and become exercisable in periodic installments, 25% of the options on the first anniversary of the grant date or the date of employment, whichever is later, and 6.25% of the units on the last day of each calendar quarter thereafter.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Restricted units are issued upon the exercise of certain options to purchase restricted common units. Restricted units issued are subject to restrictions which generally lapse in installments over a four-year period.

The following summarizes unit option and restricted unit activities for the year ended December 31, 2005 and for the three months ended December 31, 2004:

	Number of restricted units	Number of options	Weighted average exercise price of options
	(Successor Company)
Outstanding at October 1, 2004	—	—	$—
Granted	2,456,090	3,602,268	1.0
Exercised	n/a	2,456,090	1.0
Forfeited	—	—	—
Released from restriction	—	n/a	n/a

Outstanding at December 31, 2004	2,456,090	1,146,178	1.0
Granted	50,000	3,174,562	1.8
Exercised	n/a	54,250	2.1
Forfeited	—	485,847	1.6
Released from restriction	780,028	n/a	n/a

Outstanding at December 31, 2005	1,726,062	3,780,643	1.6

Exercisable at December 31, 2004	n/a	—	—

Exercisable at December 31, 2005	n/a	870,880	1.6

The following summarizes information about options outstanding at December 31, 2005:

	Options outstanding		Options exercisable
Exercise price	Number of options	Weighted average remaining contractual life	Number of options
$1.0	2,108,001	9.0 Years	541,563
$1.04	245,000	9.9 Years	—
$2.0	679,978	8.9 Years	104,708
$3.0	747,664	9.1 Years	224,609

	3,780,643	9.0 Years	870,880

15. Restructuring and Impairment Charges

During the year ended December 31, 2005, the Company recorded $36,234 thousand of restructuring and impairment charges which included $33,576 thousand for asset impairment and $2,658 thousand for restructuring.

In the second quarter of 2005, the Company made a strategic decision to outsource some of the manufacturing processes specifically for packaging and testing. As a result, the Company recognized $7,996 thousand of impairment charges on certain long-lived assets. Additionally, on December 12, 2005, the Company’s Board decided to divest the Company’s Application Processor business in order to focus its business

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

on image sensors, display drivers, and foundry services. Based on such decision, the Company identified and segregated related tangible and intangible assets of $8,540 thousand as “held-for-sale” and stopped depreciating and amortizing from December 12, 2005. As a result, the Company recognized impairment charges of $25,580 thousand for the carrying value the assets during the fourth quarter of 2005.

In addition, during the current year, the Company took a total of $2.7 million of restructuring charges which included early retirement costs and other costs associated with the sale of Application Processor business.

16. Income Tax Expenses

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction. For the Predecessor Company “Domestic” refers to the income before taxes, current income taxes and deferred income taxes generated or incurred in Korea. For the Successor Company, however, it refers to the income before taxes, current income taxes and deferred income taxes generated or incurred in the US, in which the ultimate parent of the Company resides.

The components of income tax expense are as follows:

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2003
	(Successor Company)		(Predecessor Company)
Income before income taxes
Domestic	$(3,528)	$3,136	$48,660	$(91,795)
Foreign	(95,554)	(2,236)	(2,595)	(20,539)

	$(99,082)	$900	$46,065	$(112,334)

Current income taxes
Domestic	$(9)	$266	$—	$—
Foreign	14,041	6,459	2,828	1,389

	14,032	6,725	2,828	1,389

Deferred income taxes
Domestic	—	—	—	—
Foreign	12,216	—	—	—

	12,216	—	—	—

Total income tax expenses	$1,816	$6,725	$2,828	$1,389

The ultimate parent of the Company is a limited liability company, a non-taxable entity for US tax purposes and thus the statutory income tax rate shall be zero. A substantial portion of the income tax expenses above is incurred from MSK, which is the principal operating entity within the Company. The statutory income tax rate of MSK, including tax surcharges, applicable to the Company was approximately 27.5% in 2005, which was reduced from 29.7% in 2004 in accordance with the Corporate Income Tax Law as amended on December 31, 2003.

The income tax rate used to calculate the tax provision by the Predecessor Company was the statutory income tax rate of Korea, which was 29.7%. For the Successor Company, the statutory income tax rate is zero as its ultimate parent is a non-taxable US entity. The provision for domestic and foreign income taxes incurred is

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows:

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2003
	(Successor Company)		(Predecessor Company)
Provision computed at statutory rate	$—	$—	$13,682	$(33,364)
Permanent differences	9,137	(161)	532	478
Change in statutory tax rate	(5,088)	5,125	(818)	15,510
Adjustment for overseas tax rate	(27,745)	(1,492)	(181)	110
Exemption	—	(5,447)	—	—
Change in valuation allowance	25,512	8,700	(10,387)	18,655

Total statutory income taxes	$1,816	$6,725	$2,828	$1,389

A summary of the composition of net deferred income tax assets (liabilities) at December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
	(Successor Company)
Deferred tax assets
Inventories	$4,949	$2,282
Debt issuance cost	—	228
Intangible assets	—	6,038
Accrued expenses	1,251	1,938
Product warranties	687	364
Other reserves	819	713
Severance benefits	4,679	547
Property, plant and equipments	33,749	—
NOL carry-forwards	9,990	—
Tax credit	5,708	—
Royalty income	11,520	—
Others	1,674	349

Total deferred tax assets	75,026	12,459
Less: valuation allowance	(38,391)	(8,700)

	36,635	3,759
Deferred tax liabilities
Property, plant and equipment	—	646
Acquisition consideration	1	2,047
Foreign currency gain	456	1,066
Debt issuance cost	35	—
Intangible assets	23,927	—

Total deferred tax liabilities	24,419	3,759

Net deferred tax asset (liabilities)	$12,216	$—

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Changes in valuation allowance for deferred tax assets for the year ended December 31, 2005 and for three months ended December 31, 2004 are as follows:

	December 31, 2005	December 31, 2004
	(Successor Company)
Beginning balance	$8,700	$—
Transferred from acquired company	4,179	—
Charge to expenses	25,512	8,700

Ending balance	$38,391	$8,700

Deferred income tax assets are recognized only to the extent that realization of the related tax benefit is more likely than not. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which the Company operates, and the overall future industry outlook. Based on the Company’s historical book and tax losses, management determined that it was more likely than not, that the Company would realize its deferred tax assets to the amount of $12,216 thousand as of December 31, 2005 and zero as of December 31, 2004. Accordingly, the Company recorded a valuation allowance of $38,391 thousand and $ 8,700 thousand on its net deferred tax assets for 2005 and 2004, respectively.

At December 31, 2005, the Company had approximately $41,380 thousand of net operating loss carry-forwards available to offset future taxable income, which expires in varying amounts starting from 2006.

17. Geographic and Segment Information

The Company operates in one business segment, the manufacture and sale of semiconductor products.

The following is a summary of net sales by region, based on the location of the customer:

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2003
	(Successor Company)		(Predecessor Company)
Korea	$512,366	$127,208	$455,616	$498,051
Asia Pacific	251,173	63,094	203,791	152,217
Japan	97,841	38,000	143,190	129,795
North America	56,907	11,677	17,388	29,476
Europe	19,369	3,603	21,603	21,298
Other				3

	$937,656	$243,582	$841,588	$830,840

Over 99% of the Company’ property, plant and equipment are located in Korea as of December 31, 2005.

Net sales from the Company’s top ten largest customers accounted for 63%, 62%, 63%, and 65%, for the year ended December 31, 2005, three months ended December 31, 2004, nine months ended September 30, 2004, and year ended December 31, 2003, respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

The following is a summary of net sales by product for each period:

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2003
	(Successor Company)		(Predecessor Company)
Solution Products
Flat panel display driver	$326,027	$60,352	$198,823	$186,251
CMOS Image Sensor	163,326	58,069	142,050	68,253
Application Processors	47,139	16,063	66,715	104,491
Semiconductor Manufacturing Service
Memory	49,890	19,517	163,760	259,678
Non-memory	345,437	88,295	270,240	212,167
Others	5,837	1,286

	$937,656	$243,582	$841,588	$830,840

18. Commitments and Contingencies

Operating Agreements with Hynix

In connection with Original Acquisition, the Company entered into several definitive agreements with Hynix regarding key materials, campus facilities, research and development equipment and information technology, factory automation and wafer foundry services. The Company also agreed to provide certain utilities and infrastructure support services to Hynix. The obligation to provide services under these agreements generally lasts for one to five years from the closing of Original Acquisition. The obligation to provide certain services lasts indefinitely.

In addition, the Company entered into a water foundry services agreement with Hynix under which the Company agreed to sell and Hynix agreed to purchase a certain monthly minimum quantity of DRAM semiconductors until August 31, 2005. Hynix and the Company agreed to extend the wafer foundry arrangement until November 10, 2005. The Company and Hynix also entered into a photo mask supply agreement under which Hynix agreed to supply the Company with up to a certain maximum quantity of photo masks.

The Company also entered into a non-exclusive cross license with Hynix which provides the Company with access to certain of Hynix’s intellectual property for use in the manufacture and sale of non-memory semiconductor products.

Upon the closing of the Original Acquisition, MagnaChip Korea and Hynix also entered into four lease agreements. Under one agreement, MagnaChip Korea leases from Hynix certain exclusive-use space plus common- and joint-use space in several buildings, primarily warehouses, in Cheongju, Korea. Under another agreement, Hynix leases from MagnaChip Korea certain exclusive-use space plus certain common- and joint-use space in three buildings in Cheongju, Korea. These two leases are generally for an initial term of 20 years plus an indefinite number of renewal terms of 10 years each. Each of the leases is cancelable upon 90 days’ notice by the lessee. Under the third agreement, MagnaChip Korea leased from Hynix exclusive-use space plus certain common-use space in a building in Icheon, Korea, although this lease was terminated on November 15, 2005. Under the final agreement, the Company leases from Hynix certain exclusive-use plus common-and joint-use land located in Cheongju, Korea. The term of this agreement is indefinite unless otherwise agreed between the both parties, and as long as the buildings remain on the lease site and are owned and used by the Company for permitted uses.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Operating Leases

The Company leases land, office building and equipments under various operating lease agreements that expire through 2034. Rental expenses were approximately $13,913 thousand for the year ended December 31, 2005, $2,910 thousand for the three-month period ended December 31, 2004 (successor company) and $2,318 thousand and $1,556 thousand for the nine-month period ended September 30, 2004 and the year ended December 31, 2003 (predecessor company), respectively.

As of December 31, 2005, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows:

2006	$14,573
2007	12,168
2008	11,916
2009	11,917
2010	11,918

$62,492

Advisory Agreements

An advisory agreement was entered into as of October 6, 2004 by and between the Company and advisors including CVC Management LLC (“CVC Management”), CVC Capital Partners Asia Limited (“CVC Capital”) and Francisco Partners Management LLC (“Francisco Partners”). The Company is to pay each of CVC Management and Francisco Partners an annual advisory fee the amount of which shall be the greater of $1,379,163 per annum or 0.14777% per annum of annual consolidated revenue, and is also to pay CVC Capital an annual advisory fee the amount of which shall be the greater of $741,673 per annum or 0.07946% per annum of annual consolidated revenue plus reasonable out-of-pocket expenses for initial term of 10 years, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. During the year ended December 31, 2005 and the three-month period ended December 31, 2004 (successor company), the Company accrued $3,545 thousand and $890 thousand of accrued expenses under these agreements, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements.

Undrawn line of credit

The undrawn portion of the new senior secured credit line was $82,956 thousand and $86,295 thousand as of December 31, 2005 and 2004, respectively.

Payments of Guarantee

As of December 31, 2005 and 2004, the Company has provided guarantees for bank loans that employees borrowed to participate in the issuance of new shares of Hynix in 1999. Outstanding balance of guarantees for payments provided by the Company amounted to approximately $304 thousand and $4,846 thousand, as of December 31, 2005 and 2004, respectively.

19. Related Party Transactions

Funds related to Citigroup Venture Capital (“CVC”), Francisco Partners and CVC Asia Pacific own 33.8%, 33.8% and 18.2%, respectively, of the common units, and 35.9%, 35.9% and 19.3%, respectively, of the Series B

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

units outstanding at December 31, 2005. Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for details of ownership of each party.

Hyundai Display Technology, Hyundai Information Technology and Hyundai ASTEC were all subsidiaries of Hynix. As a result of Original Acquisition, these companies were all excluded from related parties of the Company.

Transactions between the Company and its related parties are as follows:

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31, 2003
	(Successor Company)		(Predecessor Company)
Net sales
Hynix			$163,760	$259,678
Hyundai Display Technology			—	925
Other related parties			—	136

			$163,760	$260,739

Purchases
Hynix			$11,999	$42,857
Hyundai Information Technology			772	3,849
Hyundai ASTEC			9,346	17,889
Other related parties			15	110

			$22,132	$64,705

Advisory Fee
Citigroup Venture Capital	$1,397	$351
Francisco Partners	1,397	351
CVC Asia Pacific	751	188

Total	$3,545	$890

Loans to employees as of December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
	(Successor Company)
Short-term loans	$61	$69
Long-term loans	125	124

Total	$186	$193

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

20. Earnings per Unit

The following table sets forth the computation of basic net loss attributable to common unitholders per common unit.

	December 31, 2005	December 31, 2004
	(Successor Company)
Net loss	$(100,898)	$(5,825)
Dividends to preferred stockholders	(9,928)	(13,428)

Net loss attributable to common units	$(110,826)	$(19,253)

Weighted-average common units outstanding	52,898,497	50,061,910

Net loss per unit—basic	$(2.10)	$(0.38)

The following outstanding redeemable convertible preferred unit issued, stock-options granted and warrants issued to Hynix were excluded from the computation of diluted net loss per unit as they had antidilutive effects:

	December 31, 2005	December 31, 2004
	(Successor Company)
Redeemable convertible preferred units	93,997	93,997
Options	3,780,643	1,146,178
Warrants	5,079,254	5,079,254

21. Subsequent Events

On January 31, 2006, the Company completed the sale of the Company’s application processor business to ABOV Semiconductor Co., Ltd. The Company transferred certain employees, tangible assets and intangible assets related to the application processor business. As part of this transaction, the Company acquired approximately 3% of the then-outstanding equity of ABOV Semiconductor Co., Ltd.

22. Condensed Consolidating Financial Statements

The senior secured credit facility and Second Priority Senior Secured Notes are each fully and unconditionally guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor (Shanghai) Company Limited. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited. Below are the condensed consolidating balance sheets as of December 31, 2005 and 2004 and condensed consolidating statements of operations and of cash flows for the year ended December 31, 2005 and the three-month period ended December 31, 2004 (successor company) of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Consolidating Balance Sheet

December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$209	$841	$63,435	$22,089	$—	$86,574
Restricted cash	—	—	2,837	—	—	2,837
Accounts receivable, net	—	—	131,669	55,057	(74,673)	112,053
Inventories, net	—	—	82,348	7,638	(1,309)	88,677
Other receivables	35,013	718	7,792	20,097	(54,119)	9,501
Other current assets	—	22,382	9,987	6,063	(28,284)	10,148

Total current assets	35,222	23,941	298,068	110,944	(158,385)	309,790

Property, plant and equipment, net	—	—	484,019	1,058	—	485,077
Intangible assets, net	—	—	165,369	26,020	—	191,389
Investments in subsidiaries	25,756	(38,942)	—	144,131	(130,945)	—
Long-term inter-company loans	—	774,199	—	621,311	(1,395,510)	—
Other non-current assets	—	24,153	45,370	11,131	(26,263)	54,391

Total assets	$60,978	$783,351	$992,826	$914,595	$(1,711,103)	$1,040,647

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$94,581	$74,003	$(74,673)	$93,911
Other accounts payable	1,000	440	68,703	19,344	(54,119)	35,368
Accrued expenses	—	3,139	24,560	26,331	(25,062)	28,968
Other current liabilities	—	162	3,746	9,416	(3,222)	10,102

Total current liabilities	1,000	3,741	191,590	129,094	(157,076)	168,349

Long-term borrowings	—	750,000	621,311	774,199	(1,395,510)	750,000
Accrued severance benefits, net	—	—	54,854	270	—	55,124
Other non-current liabilities	—	—	5,272	28,187	(26,263)	7,196

Total liabilities	1,000	753,741	873,027	931,750	(1,578,849)	980,669

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Consolidating Balance Sheet

December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	106,462	—	—	—	—	106,462

Total redeemable convertible preferred units	106,462	—	—	—	—	106,462

Unitholders’ equity
Common units	53,092	102,986	39,005	58,364	(200,355)	53,092
Additional paid-in capital	2,169	1,027	155,212	71,989	(228,228)	2,169
Accumulated deficit	(130,092)	(102,930)	(99,666)	(172,038)	374,634	(130,092)
Accumulated other comprehensive income	28,347	28,527	25,248	24,530	(78,305)	28,347

Total unitholders’ equity	(46,484)	29,610	119,799	(17,155)	(132,254)	(46,484)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$60,978	$783,351	$992,826	$914,595	$(1,711,103)	$1,040,647

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Consolidating Balance Sheet

December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,386	$3,201	$29,671	$23,138	$—	$58,396
Restricted cash	—	—	12,962	—	—	12,962
Accounts receivable, net	—	—	99,125	42,724	(55,257)	86,592
Inventories, net	—	—	77,338	10,380	(1,549)	86,169
Other receivables	34,773	1,544	70,857	2,061	(36,317)	72,918
Short-term inter company loans	—	10,625	—	—	(10,625)	—
Other current assets	—	5,909	5,196	1,719	(5,909)	6,915

Total current assets	37,159	21,279	295,149	80,022	(109,657)	323,952

Property, plant and equipment, net	—	—	581,514	122	—	581,636
Intangible assets, net	—	—	211,981	6	—	211,987
Investments in subsidiaries	116,409	29,231	—	205,358	(350,998)	—
Long-term inter company loans	—	794,805	—	619,991	(1,414,796)	—
Other non-current assets	—	21,869	15,026	60	—	36,955

Total assets	$153,568	$867,184	$1,103,670	$905,559	$(1,875,451)	$1,154,530

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$64,688	$56,732	$(55,257)	$66,163
Other accounts payable	1,162	252	118,572	2,793	(36,317)	86,462
Accrued expenses	—	1,129	29,950	6,243	(5,909)	31,413
Short-term borrowings	—	—	749	8,650	(8,650)	749
Other current liabilities	—	—	8,878	1,014	—	9,892

Total current liabilities	1,162	1,381	222,837	75,432	(106,133)	194,679

Long-term borrowings	—	750,000	619,991	796,780	(1,416,771)	750,000
Accrued severance benefits, net	—	—	50,702	12	—	50,714
Other non-current liabilities	—	—	4,783	1,948	—	6,731

Total liabilities	1,162	751,381	898,313	874,172	(1,522,904)	1,002,124

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Consolidating Balance Sheet

December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	96,534	—	—	—	—	96,534

Total redeemable convertible preferred units	96,534	—	—	—	—	96,534

Unitholders’ equity
Common units	52,533	102,986	38,845	261	(142,092)	52,533
Additional paid-in capital	2,100	1,027	155,212	29,370	(185,609)	2,100
Accumulated deficit	(19,266)	(8,715)	(9,420)	(18,784)	36,919	(19,266)
Accumulated other comprehensive income	20,505	20,505	20,720	20,540	(61,765)	20,505

Total unitholders’ equity	55,872	115,803	205,357	31,387	(352,547)	55,872

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$153,568	$867,184	$1,103,670	$905,559	$(1,875,451)	$1,154,530

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Consolidating Statement of Operations

For the year ended December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$914,445	$431,339	$(408,128)	$937,656
Cost of sales	—	—	723,844	406,669	(401,514)	728,999

Gross profit	—	—	190,601	24,670	(6,614)	208,657

Selling, general and administrative expenses	539	1,876	107,326	15,501	(2,031)	123,211
Research and development expenses	—	—	101,318	11,018	(4,746)	107,590
Restructuring and impairment charge	—	—	36,234	—	—	36,234

Operating income (loss)	(539)	(1,876)	(54,277)	(1,849)	163	(58,378)

Other income (expenses)	5	(13,731)	(35,577)	8,599	—	(40,704)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(534)	(15,607)	(89,854)	6,750	163	(99,082)

Income tax expense	—	163	—	1,653	—	1,816

Income (loss) before equity in earnings (loss) of related Investment	(534)	(15,770)	(89,854)	5,097	163	(100,898)

Earnings (loss) of related investment	(100,364)	(78,445)	—	(86,985)	265,794	—

Net income (loss)	$(100,898)	$(94,215)	$(89,854)	$(81,888)	$265,957	$(100,898)

Dividends accrued on preferred units	9,928	—	—	—	—	9,928

Net income (loss) attributable to common units	$(110,826)	$(94,215)	$(89,854)	$(81,888)	$265,957	$(110,826)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Consolidating Statement of Operations

For the three months ended December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$241,149	$116,639	$(114,206)	$243,582
Cost of sales	—	—	203,089	114,063	(112,691)	204,461

Gross profit	—	—	38,060	2,576	(1,515)	39,121

Selling, general and administrative expenses	2	20	27,174	2,588	—	29,784
Research and development expenses	—	—	22,058	—	—	22,058

Operating income (loss)	(2)	(20)	(11,172)	(12)	(1,515)	(12,721)

Other income (expenses)	2,588	11,908	7,857	(8,732)	—	13,621

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	2,586	11,888	(3,315)	(8,744)	(1,515)	900

Income tax expense	—	—	6,105	620	—	6,725

Income (loss) before equity in earnings (loss) of related Investment	2,586	11,888	(9,420)	(9,364)	(1,515)	(5,825)

Earnings (loss) of related investment	(8,411)	(20,581)	—	(9,420)	38,412	—

Net income (loss)	$(5,825)	$(8,693)	$(9,420)	$(18,784)	$36,897	$(5,825)

Dividends accrued on preferred units	13,428	—	—	—	—	13,428

Net income (loss) attributable to common units	$(19,253)	$(8,693)	$(9,420)	$(18,784)	$36,897	$(19,253)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Consolidating Statement of Cash Flows

For the year ended December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(100,898)	$(94,215)	$(89,854)	$(81,888)	$265,957	$(100,898)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	196,669	6,260	—	202,929
Provision for severance benefits	—	—	16,486	97	—	16,583
Amortization of debt issuance costs	—	2,628	804	—	—	3,432
Loss (gain) on foreign currency translation, net	—	21,841	(16,288)	(21,433)	—	(15,880)
Loss (gain) on disposal of property, plant and equipment, net	—	—	(830)	1	—	(829)
Impairment charges	—	—	33,576	—	—	33,576
Loss (earnings) of related investment	100,364	78,445	—	86,985	(265,794)	—
Others	1	—	290	(2,352)	2,782	721
Changes in operating assets and liabilities
Accounts receivable	—	—	(31,412)	(13,816)	19,416	(25,812)
Inventories	—	—	(3,312)	2,110	396	(806)
Other receivables	(241)	826	63,970	(19,536)	17,802	62,821
Deferred tax assets	—	—	—	(12,935)	—	(12,935)
Accounts payable	—	—	29,438	14,906	(19,416)	24,928
Other accounts payable	(161)	188	(62,561)	14,267	(17,802)	(66,069)
Accrued expenses	—	2,011	(5,591)	17,549	(19,153)	(5,184)
Other current assets	—	(16,505)	1,878	(1,813)	19,153	2,713
Other current liabilities	—	163	(4,968)	5,005	—	200
Payment of severance benefits	—	—	(13,820)	(11)	—	(13,831)
Others	—	—	(31,266)	31,936	(2,682)	(2,012)

Net cash provided by operating activities	(935)	(4,618)	83,209	25,332	659	103,647

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Consolidating Statement of Cash Flows

For the year ended December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from investing activities
Purchase of plant, property and equipment	—	—	(62,113)	(622)	401	(62,334)
Purchases of intangible assets, net	—	—	(2,174)	—	—	(2,174)
Acquisition of business	(1,870)	—	—	(14,499)	—	(16,369)
Increase in short-term inter-company loans	—	—	—	(14,000)	14,000	—
Increase in long-term inter-company loans	—	(1,009)	—	(1,009)	2,018	—
Decrease in short-term inter-company loans	—	3,650	—	14,000	(17,650)	—
Decrease in restricted cash	—	—	10,307	—	—	10,307
Others	—	(5)	2,045	198	(360)	1,878

Net cash provided by (used in) investing activities	(1,870)	2,636	(51,935)	(15,932)	(1,591)	(68,692)

Cash flows from financing activities
Proceeds from short-term borrowings	—	—	—	14,000	(14,000)	—
Proceeds from long-term borrowings	—	—	1,009	1,009	(2,018)	—
Issuance of common units	628	—	—	—	—	628
Repayment of short-term borrowings	—	—	(757)	(29,776)	17,650	(12,883)
Debt issuance costs paid	—	(378)	(216)	—	—	(594)
Others	—	—	41	—	(41)	—

Net cash provided by (used in) financing activities	628	(378)	77	(14,767)	1,591	(12,849)
Effect of exchange rates on cash and cash equivalents	—	—	2,395	(284)	(659)	1,452
Net increase (decrease) in cash and cash equivalents	(2,177)	(2,360)	33,746	(5,651)	—	23,558

Cash and cash equivalents
Beginning of the period	2,386	3,201	29,671	23,138	—	58,396
Net increase in cash and cash equivalents from changes of consolidated subsidiaries	—	—	18	4,602	—	4,620

End of the period	$209	$841	$63,435	$22,089	$—	$86,574

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Consolidating Statement of Cash Flows

For the three months ended December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(5,825)	$(8,693)	$(9,420)	$(18,784)	$36,897	$(5,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	45,847	8	—	45,855
Provision for severance benefits	—	—	3,397	—	—	3,397
Amortization of debt issuance costs	—	152	4,259	—	—	4,411
Loss (gain) on foreign currency translation, net	—	(7,914)	(32,733)	7,384	—	(33,263)
Loss (gain) on disposal of property, plant and equipment, net	—	—	(193)	—	—	(193)
Loss (earnings) of related investment	8,411	20,581	—	9,420	(38,412)	—
Others	—	—	363	131	—	494
Changes in operating assets and liabilities
Accounts receivable	—	—	(55,968)	(42,559)	55,257	(43,270)
Inventories	—	—	36,137	(1,172)	1,548	36,513
Other receivables	(2,243)	(810)	(55,266)	(1,651)	3,053	(56,917)
Accounts payable	—	—	(34,196)	56,392	(55,257)	(33,061)
Other accounts payable	(29,266)	189	121,181	(7,428)	(3,167)	81,509
Accrued expenses	—	1,128	16,257	6,235	(5,909)	17,711
Other current assets	—	(5,909)	(4,194)	(1,815)	5,909	(6,009)
Other current liabilities	—	—	6,965	2,877	—	9,842
Payment of severance benefits	—	—	(2,898)	—	—	(2,898)
Others	—	—	(1,003)	(8)	—	(1,011)

Net cash provided by operating activities	(28,923)	(1,276)	38,535	9,030	(81)	17,285

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Consolidating Statement of Cash Flows

For the three months ended December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from investing activities
Purchase of plant, property and equipment	—	—	(23,261)	(85)	—	(23,346)
Purchases of intangible assets, net	—	—	(101)	(7)	—	(108)
Acquisition of business	—	—	(488,152)	—	—	(488,152)
Increase in restricted cash	—	—	(12,350)	—	—	(12,350)
Disposal (purchase) of related investment	20,723	(26,026)	—	(194,015)	199,318	—
Decrease (increase) of intercompany loans	291,824	(398,250)	—	(619,991)	726,417	—
Others	—	—	(2,033)	6	—	(2,027)

Net cash used in investing activities	312,547	(424,276)	(525,897)	(814,092)	925,735	(525,983)

Cash flows from financing activities
Proceeds from issuance of Senior Secured and Subordinated Notes	—	750,000	—	—	—	750,000
Proceeds from short-term borrowings	—	41,000	721	50,212	(91,213)	720
Proceeds from long-term borrowings	—	—	663,878	669,396	(1,287,407)	45,867
Issuance of common units	2,820	1,429	203,208	26,351	(230,988)	2,820
Issuance of redeemable convertible preferred units	3,636	—	—	—	—	3,636
Repayment of short-term borrowings	—	(332,824)	—	(321,030)	653,854	—
Repayment of long-term borrowings	—	—	(347,718)	—	—	(347,718)
Redemption of redeemable convertible preferred units	(406,786)	—	—	—	—	(406,786)
Payment of preferred dividends	(10,891)	—	—	—	—	(10,891)
Debt issuance costs paid	—	(22,020)	(5,615)	—	—	(27,635)
Others	—	(22,476)	(16)	—	22,476	(16)

Net cash provided by (used in) financing activities	(411,221)	415,109	514,458	424,929	(933,278)	9,997
Effect of exchange rates on cash and cash equivalents	—	—	2,566	27	7,624	10,217
Net increase (decrease) in cash and cash equivalents	(127,597)	(10,443)	29,662	(380,106)	—	(488,484)

Cash and cash equivalents
Beginning of the period	129,983	13,644	9	403,244	—	546,880

End of the period	$2,386	$3,201	$29,671	$23,138	$—	$58,396

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table is a list of the current directors and executive officers of MagnaChip:

Name	Age	Position
Dr. Youm Huh	54	Chief Executive Officer, President and Director
Robert J. Krakauer	40	Executive Vice President, Strategic Operations, Chief Financial Officer and Director
Chan Hee Lee	52	Executive Vice President and General Manager, Semiconductor Manufacturing Services
Tae Young Hwang	49	Executive Vice President, Manufacturing Operations
Jason Hartlove	39	Senior Vice President and General Manager, Imaging Solutions Division
Dong Chun Kim	49	Senior Vice President, Global Sales, Asia Pacific
Hak Sung Kim	54	Senior Vice President, Chief Administrative Officer
Dale Lindly	46	Senior Vice President and Chief Accounting Officer
Victoria Miller Nam	38	Senior Vice President of Strategic Planning
John McFarland	39	Vice President, General Counsel and Secretary
Jerry M. Baker	54	Chairman of the Board of Directors
Dipanjan Deb	36	Director
Armando Geday	44	Director
Roy Kuan	39	Director
Phokion Potamianos	42	Director
Paul C. Schorr IV	38	Director
David F. Thomas	56	Director

Dr. Youm Huh, Chief Executive Officer, President and Director. Dr. Huh became our Chief Executive Officer, President and Director in October 2004. He led our business when it was a division of Hynix, serving in the position of Executive Vice President and General Manager of System IC from July 2002 until September 2004. From 1998 until 2002, Dr. Huh served as Senior Vice President and General Manager of Hyundai Electronics’ System IC Business Division, which would subsequently become the System IC division of Hynix. He has also held various research positions at Stanford University, including serving as Principal Researcher at Stanford Computer Systems Laboratory and Stanford University’s Center for Integrated Systems. Dr. Huh received a B.S. in electronics engineering from Seoul National University, Korea, a master’s degree in electrical and electronics engineering from Korea Advanced Institute of Science & Technology and a Ph.D. in electrical engineering from Stanford University.

Robert J. Krakauer, Executive Vice President of Strategic Operations, Chief Financial Officer and Director. Mr. Krakauer became our Executive Vice President of Strategic Operations, Chief Financial Officer and Director in October 2004. From 2003 to 2004, Mr. Krakauer served as Executive Vice President of Corporate Operations and Chief Financial Officer for ChipPAC, Ltd. (now STATS ChipPAC, Ltd.), and had served as its Chief Financial Officer since November 1999. From May 1998 to November 1999, Mr. Krakauer was Vice President of Finance, Chief Financial Officer for AlliedSignal—Electronic Materials (now Honeywell). From 1996 to 1998, Mr. Krakauer was the Corporate Controller at Altera Corporation and from 1993 to 1996 he was the Chief Financial Officer at Alphatec U.S.A. From 1987 to 1991, Mr. Krakauer was an auditor and consultant at KPMG Peat Marwick and Coopers & Lybrand, respectively. Mr. Krakauer received a B.S.C. in accounting and a masters in business administration with an operations concentration from Santa Clara University.

Chan Hee Lee, Executive Vice President and General Manager, Semiconductor Manufacturing Services. Mr. Lee became our Executive Vice President and General Manager, Semiconductor Manufacturing Services in September 2005, after serving as Executive Vice President of Product Lines since October 2004. Previously, Mr. Lee had been employed by Hynix as Vice President and General Manager of Semiconductor Manufacturing

Services and Digital Driver IC, Business Division from 1999 until September 2004. Mr. Lee holds a bachelor of science degree in electronics from Kyungbuk National University.

Tae Young Hwang, Executive Vice President of Manufacturing Operations. Mr. Hwang became our Executive Vice President of Manufacturing Operations in October 2004. Prior to that time, Mr. Hwang served as Hynix’s Senior Vice President of Manufacturing Operations of System IC from 2002 to 2003. From 1999 to 2001, he was Vice President of Cheongju Operations for Hynix. Mr. Hwang holds a bachelor of science degree in mechanical engineering from Pusan National University and a masters in business administration from Cheongju University.

Jason Hartlove, Senior Vice President and General Manager, Imaging Solutions Division. Mr. Hartlove became our Senior Vice President and General Manager, Imaging Solutions Division, in May 2005. Previously, he was Business Unit Manager and Vice President and General Manager for Agilent Technologies from 2000 until 2005. Mr. Hartlove holds a bachelor of science degree in electrical engineering from the University of California, Los Angeles.

Dong Chun Kim, Senior Vice President, Global Sales, Asia Pacific. Mr. Kim became our Senior Vice President for Global Sales, Asia Pacific in October 2004. Previously, he was Hynix’s Vice President of the Sales Divisions of Display Driver IC, CMOS Image Sensor and Microcontroller Unit from 2000 until 2004. Mr. Kim holds a bachelor’s degree in inorganic material engineering from Hanyang University.

Hak Sung Kim, Senior Vice President, Chief Administrative Officer. Mr. Kim became our Senior Vice President and Chief Administrative Officer in October 2004. Prior to his employment with us, he had served as Vice President, Strategic Planning Team for Hynix’s System IC division from June 2002 until September 2004. Previously, he served with Hynix as Director of the DRAM Business Department from February 2001 until June 2001 and in the memory sales group of Hynix Semiconductor of America, Inc. prior to January 2001 and as Head of Strategic Planning from July 2001 until May 2002. Mr. Kim holds a bachelor’s degree in business administration from Yonsei University.

Dale Lindly, Senior Vice President and Chief Accounting Officer. Mr. Lindly became our Senior Vice President and Chief Accounting Officer in April 2005. Prior to his employment with us, he had served as IC Media Corporation’s Chief Financial Officer, Vice President, Finance and Administration from March 2003 until April 2005. From May 2001 to March 2003, Mr. Lindly was Vice President and Chief Financial Officer of Morphics Technology, Inc. Previously, he served as Vice President and Chief Financial Officer of Tioga Technologies, Inc. from July 2000 to May 2001. Mr. Lindly holds a bachelor’s degree in accounting from San Jose State University.

Victoria Miller Nam, Senior Vice President of Strategic Planning. Ms. Miller Nam became our Senior Vice President of Strategic Planning in October 2004. Prior to joining our company, Ms. Miller Nam worked in consulting with McKinsey & Company in the Los Angeles and Seoul offices from 1994 until 2003, when she left as a Partner to found and run a consulting business from 2003 until 2004. Earlier in her career, Ms. Miller Nam worked for Kidder, Peabody & Co. Incorporated, in the corporate finance department, in New York. Ms. Miller Nam holds a bachelor of arts degree, magna cum laude, in international relations from Brown University, where she was elected to Phi Beta Kappa, and a masters in business administration from Harvard Business School.

John McFarland, Vice President, General Counsel and Secretary. Mr. McFarland became our Vice President, General Counsel and Secretary in November 2004. Prior to joining our company, Mr. McFarland served as a foreign legal consultant at Bae, Kim & Lee from August 2003 to November 2004 and an associate at Wilson Sonsini Goodrich & Rosati, P.C., from August 2000 to July 2003. Mr. McFarland holds a bachelor of arts degree in Asian Studies, conferred with highest distinction from the University of Michigan, where he was elected to Phi Beta Kappa, and a juris doctor degree from the University of California, Los Angeles, School of Law.

Jerry M. Baker, Chairman of the Board of Directors. Mr. Baker has been Chairman of the Board of Directors since October 2004. From 2000 until 2001, Mr. Baker served as Executive Vice President, Global Operations for Fairchild Semiconductor International, Inc. Previously, Mr. Baker had been Executive Vice President and General Manager, Discrete Power and Signal Technologies Group, since December 1996. Prior to that position, he spent more than 24 years in a variety of engineering and management positions within National Semiconductor, the most recent of which was Vice President and General Manager, Discrete Products Division.

Dipanjan Deb, Director. Mr. Deb has been a director since September 2004. He is a founder and Managing Partner of Francisco Partners and has been a Partner since its formation in August 1999. Prior to joining Francisco Partners, Mr. Deb was a principal with Texas Pacific Group from 1998 to 1999. Earlier in his career, Mr. Deb was director of semiconductor banking at Robertson Stephens & Company and a management consultant at McKinsey & Company. Mr. Deb is also on the board of directors of AMIS Holdings, Inc., SMART Modular Technologies, Inc., and Ultra Clean Holdings, Inc. Mr. Deb holds a bachelor of science degree in electrical engineering and computer science from the University of California, Berkeley, where he was a Regents Scholar, and a masters in business administration from the Stanford University Graduate School of Business.

Armando Geday, Director. Mr. Geday has been a director since January 2006. He has served as Chief Executive Officer of Telesen, Inc. since January 2005. Prior to joining Telesen, Mr. Geday was Chief Executive Officer of Conexant systems from November 2003 to November 2004. From April 1997 to December 2001, Mr. Geday was President and CEO of GlobeSpan, and from December 2001 to February 2004, Mr. Geday served as the Chief Executive Officer of Globespanvirata. Earlier in his career, Mr. Geday was Vice President and General Manager of the Multimedia Communications Division of Rockwell Semiconductor Systems and held various technical marketing and engineering positions at Harris Semiconductor and MERET Inc. Mr. Geday holds a bachelor of science degree in electrical engineering from the Florida Institute of Technology.

Roy Kuan, Director. Mr. Kuan has been a director since September 2004. He serves as Managing Director of CVC Asia Pacific Limited, where he has worked since 1999. Prior to that Mr. Kuan worked at Citicorp’s Asia private equity unit from 1996 until 1999. Mr. Kuan holds a bachelor of arts degree in economics from Georgetown University and a masters in business administration with a finance concentration from the Wharton School at the University of Pennsylvania.

Phokion Potamianos, Director. Mr. Potamianos has been a director since March 2005. He has been a Principal with Francisco Partners since March 2005. Prior to joining Francisco Partners, Mr. Potamianos was the head of the UBS global semiconductor investment banking group, and a member of Donaldson Lufkin & Jenrette’s investment banking group. Earlier in his career, Mr. Potamianos was an Institutional Investor ranked research analyst at Donaldson, Lufkin & Jenrette. Mr. Potamianos holds a B.A. from American University and received his Masters of Science (Economics) from the London School of Economics and Political Science.

Paul C. Schorr IV, Director. Mr. Schorr has been a director since September 2004. He has been a Senior Managing Director at Blackstone Group since September 2005. Prior to that, he was a Managing Partner of CVC from December 2001. Mr. Schorr joined CVC in 1996, after working as an Engagement Manager with McKinsey & Company, Inc. Mr. Schorr received his B.S.F.S. magna cum laude from Georgetown University’s School of Foreign Service and his masters in business administration with distinction from Harvard Business School. He is also a director of AMI Semiconductor Inc. and Worldspan Technologies, Inc.

David F. Thomas, Director. Mr. Thomas has been a director since October 2004. Mr. Thomas is the President of CVC. He joined CVC in 1980. Previously, he held various positions with Citibank’s Transportation Finance and Acquisition Finance Groups. Prior to joining Citibank, Mr. Thomas was a certified public accountant with Arthur Andersen & Co. Mr. Thomas received degrees in finance and accounting from the University of Akron. He is a director of Network Communications, Inc. and Worldspan Technologies, Inc.

BOARD COMPOSITION

The securityholders’ agreement among CVC, Francisco Partners, CVC Asia Pacific and the other securityholders of MagnaChip provides that the board of directors will consist of eight members, including two designees of CVC, two designees of Francisco Partners, one designee of CVC Asia Pacific, the Chief Executive Officer, the Chief Financial Officer and one additional member jointly designated by CVC and Francisco Partners, provided that the unitholders are permitted to elect additional directors designated as set forth in the securityholders’ agreement. These rights of designation will expire when the initial ownership of these equity sponsors falls below defined ownership thresholds. Pursuant to the securityholders’ agreement, the board of directors may not take certain significant actions without the approval of each of CVC and Francisco Partners.

Effective January 19, 2006, Armando Geday was elected to the board of directors of the Company to serve at the discretion of the unitholders of the Company until his successor is duly elected and qualified. Mr. Geday serves as an additional designee of Francisco Partners, meaning that the board of directors consists of nine members as of the filing date of this report. Mr. Baker serves as the designee of CVC, leaving open the directorship of a joint designee of CVC and Francisco Partners.

BOARD COMMITTEES

The board of directors performs the functions of an audit committee, reviewing the financial statements and accounting practices of MagnaChip and its subsidiaries and selecting the independent auditors. The Board has not yet made a determination as to whether the Company has an audit committee financial expert serving on its audit committee. The Board intends to review whether there is an audit committee financial expert during the fiscal year ending December 31, 2006.

The current members of the compensation committee are Messrs. Deb and Schorr. The compensation committee makes determinations concerning salaries and incentive compensation for officers and employees and oversees administration of our employee benefit plans.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers, and employees. We will provide a copy of our Code of Business Conduct and Ethics without charge to any person upon written request made to our Vice President, General Counsel and Secretary.

Item 11. Executive Compensation.

Our business was acquired from Hynix on October 6, 2004. The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2005, and December 31, 2004, by the Chief Executive Officer and those of the four most highly compensated executive officers other than the Chief Executive Officer, or our named executive officers, who were executive officers on December 31, 2005.

Summary Compensation Table

Name And Principal Position	Year	Annual Compensation									Long Term Compensation			All other compensation
											Awards		Payouts
		Salary			Bonus			Other annual compensation			Restricted stock award(s)	Securities underlying options/ SARs (1)	LTIP payouts
Dr. Youm Huh President and Chief Executive Officer	2005 2004	$ $	405,776 273,644	(4)	$	— 123,174	(5)	$ $	25,359 506,229	(2) (6)		1,091,595		$ $	23,949 1,693,231	(3) (7)

Jerry Baker Executive Chairman	2005 2004	$ $	405,776 240,705	(9)	$	— 102,108			$99 —			545,798			$21,225 —	(8)

Robert J. Krakauer Executive Vice President, Strategic Operations and Chief Financial Officer	2005 2004	$ $	380,415 237,250	(12)	$	— 72,419		$ $	107,397 494,431	(10) (13)(14)		682,247		$ $	16,088 1,058,270	(11) (15)

Victoria Miller Nam Senior Vice President, Strategic Planning	2005 2004	$ $	304,332 438,443	(18)	$	— 38,290			$5,814 —	(16)		136,450			$15,828 —	(17)

Dale Lindly Senior Vice President, Corporate Controller	2005		$135,525			$100,000			$51,954	(19)					$22,462	(20)

Note: Amounts set forth in the above table that were originally paid in Korean Won have been converted into US dollars at the exchange rate as of December 31, 2005 equal to US$1 = KRW1,010.00 for the fiscal year 2005, and as of December 31, 2004 equal to US$1 = KRW1,035.10 for the fiscal year 2004.

Footnotes:

(1)	Hynix granted Dr. Huh 90,000 options to purchase Hynix stock. Upon completion of the Original Acquisition, 85% of the options granted to Dr. Huh were surrendered. Dr. Huh exercised 15% of those to purchase 13,500 common stock of Hynix at a price of KRW5,000 per share on June 29, 2005. Such exercised options are not reflected in this table.
(2)	Includes the following personal benefits paid to Dr. Huh: (a) $17,737 for reimbursement of use of a car; and (b) $7,622 for other personal benefits (including reimbursement of tuition expenses for Dr. Huh’s children).
(3)	Includes $23,949 for insurance premiums paid during the fiscal year 2005 for the benefit of Dr. Huh.
(4)	Includes $166,459 of salary paid to Dr. Huh by Hynix and $107,185 of salary paid to Dr. Huh by us.
(5)	Includes $26,616 bonus paid to Dr. Huh by Hynix and $96,558 bonus paid to Dr. Huh by us.
(6)	Includes (a) $483,045 for a key money deposit for Dr. Huh’s apartment lease during the period from October 8, 2004 through November 10, 2006, which shall be returned to us at the end of the lease term, and (b) $23,184 for other personal benefits (including the reimbursement of tuition expenses for Dr. Huh’s children and the use of a car).
(7)	Dr. Huh exercised his options to purchase 1,091,595 restricted common units of MagnaChip LLC at a price of $1.00 per unit on November 30, 2004. In connection with the exercise, Dr. Huh was entitled to a bonus of $1,083,668 to pay the exercise price of a portion of the options and an additional payment of $609,563 to cover U.S. federal income tax withholding related to such bonus.
(8)	Includes $21,225 for insurance premiums paid during the fiscal year 2005 for the benefit of Mr. Baker.
(9)	Mr. Baker was not an employee of our company prior to the Original Acquisition. However, this amount includes $140,000 in fees paid to Mr. Baker for consulting services rendered in connection with matters related to the Original Acquisition. Also includes $100,705 in salary paid by us to Mr. Baker.
(10)	Includes the following personal benefits paid to Mr. Krakauer: (a) $56,000 for reimbursement of tuition expenses for Mr. Krakauer’s children; and (b) $51,397 for other personal benefits (including reimbursement of use of cars, home leave flights, club fees and living expenses).
(11)	Includes $16,088 for insurance premiums paid during the fiscal year 2005 for the benefit of Mr. Krakauer.

(12)	Mr. Krakauer was not an employee of our company prior to the Original Acquisition. However, this amount includes $100,481 in fees paid to Mr. Krakauer for consulting services rendered in connection with matters related to the Original Acquisition. Also includes $136,769 in salary paid by us to Mr. Krakauer.
(13)	Includes the following personal benefits paid to Mr. Krakauer for consulting services rendered in connection with matters related to the Original Acquisition: (a) $324,606 for prepayment of Mr. Krakauer’s housing expenses for two years; and (b) $135,450 for other personal benefits (including reimbursement of tuition expenses for Mr. Krakauer’s children, use of cars, housing search expenses, home leave flights, club fees and living expenses).
(14)	Includes $34,375 of personal benefits paid by us to Mr. Krakauer (including the use of cars, home leave flights, club fees and living expenses).
(15)	Mr. Krakauer exercised his options to purchase 682,247 restricted common units of MagnaChip LLC at a price of $1.00 per unit on November 30, 2004. In connection with the exercise, Mr. Krakauer was entitled to a bonus of $677,293 to pay the exercise price of a portion of the options and an additional payment of $380,977 to cover U.S. federal income tax withholding related to such bonus.
(16)	Includes the following personal benefits paid to Ms. Miller Nam: (a) $5,388 for use of a car; and (b) $426 for other personal benefits.
(17)	Includes $15,828 for insurance premiums paid during the fiscal year 2005 for the benefit of Ms. Miller Nam.
(18)	Ms. Miller Nam was not an employee of our company prior to the Original Acquisition. However, this amount includes $358,055 in fees paid to Ms. Miller Nam’s consulting company for consulting services rendered in connection with matters related to the Original Acquisition. Also includes $80,388 in salary paid by us to Ms. Miller Nam.
(19)	Includes the following personal benefits paid to Mr. Lindly: (a) $50,632 for monthly rent for Mr. Lindly’s housing lease (including $5,346 for a key money deposit during the period from June 6, 2005 through June 6, 2006, which deposit shall be returned to us at the end of the lease term); and (b) $1,322 for the use of a car.
(20)	Includes $22,462 for insurance premiums paid during the fiscal year 2005 for the benefit of Mr. Lindly.

Service Agreements

Dr. Youm Huh. Dr. Huh serves as the President and Chief Executive Officer of MagnaChip with an initial base salary of $400,000 per year and with a target annual incentive bonus opportunity of 100% of his base salary. Dr. Huh is entitled to customary employee benefits including the cost of housing accommodations and expenses. The term of the service agreement extends for four years from October 6, 2004, with such initial term automatically extending for additional two-year periods unless written notice is given by either party prior to the termination date. In accordance with the terms of his service agreement, Dr. Huh was granted 1,091,595 immediately exercisable options for restricted common units of MagnaChip at a price of $1.00 per unit. Dr. Huh exercised his options on November 30, 2004. In connection with the exercise, Dr. Huh was entitled to a bonus of $1,083,668 to pay the exercise price of a portion of the options and an additional payment of $609,563 to cover U.S. federal income tax withholding related to such bonus. All units acquired by Dr. Huh upon exercise of the options described above are subject to forfeiture or to repurchase by MagnaChip upon Dr. Huh’s termination of employment. If Dr. Huh’s employment is terminated without cause or if he resigns for good reason, Dr. Huh is entitled to receive his base salary for twelve months, payment of the annual incentive bonus for the year in which the termination occurs, twelve months’ accelerated vesting on outstanding equity awards and continued participation in our benefit plans for twelve months. If such termination occurs in connection with a change in control, Dr. Huh is entitled to receive his base salary for two years, payment of the annual incentive bonus for the year in which the termination occurs, two years’ accelerated vesting on outstanding equity awards and continued participation in our benefit plans for two years. In the event of his termination as a result of death or disability, Dr. Huh (or his beneficiaries) will be entitled to receive payment of all salary and benefits accrued up to the date of termination and a prorated portion of the annual incentive bonus for the year in which the termination occurs. If Dr. Huh’s employment is terminated for cause or if he resigns without good reason, he will be entitled to receive payment of all salary and benefits accrued up to the date of termination and will not be entitled to any other compensation. The agreement also contains customary non-competition and non-solicitation covenants lasting two and three years, respectively, from the date of termination of employment and confidentiality covenants of unlimited duration.

Jerry Baker. From October 6, 2004, to December 31, 2005, Mr. Baker served as the Executive Chairman of the board of directors of MagnaChip with an initial annual base salary of $400,000 per year and with a target annual incentive bonus opportunity of 100% of his base salary. In addition, Mr. Baker’s air travel expenses (from his home in the United States) and home office expenses were paid by MagnaChip. Mr. Baker was granted 545,798 immediately exercisable options for restricted common units of MagnaChip at a price of $1.00 per unit. Mr. Baker exercised his options on December 30, 2004.

Robert Krakauer. Mr. Krakauer serves as Executive Vice President of Strategic Operations and Chief Financial Officer of MagnaChip with an initial base salary of $375,000 per year and with a target annual incentive bonus opportunity of 80% of his base salary. Mr. Krakauer is entitled to customary employee benefits and, for so long as his place of business is located in Korea, expatriate/repatriation benefits, including relocation expenses, tax equalization payments, cost of housing accommodations and expenses. The term of the service agreement extends for three years from October 6, 2004, with such initial term automatically extending for additional one-year periods unless written notice is given by either party prior to the termination date. In accordance with the terms of his service agreement, Mr. Krakauer was granted 682,247 immediately exercisable options for restricted common units of MagnaChip at a price of $1.00 per unit. Mr. Krakauer exercised his options on November 30, 2004. In connection with the exercise, Mr. Krakauer was entitled to a bonus of $677,293 to pay the exercise price of a portion of the options and an additional payment of $380,977 to cover U.S. federal income tax withholding related to such bonus. All units acquired by Mr. Krakauer upon exercise of the options are subject to forfeiture or to repurchase by MagnaChip upon Mr. Krakauer’s termination of employment. If Mr. Krakauer’s employment is terminated without cause or if he resigns for good reason, Mr. Krakauer is entitled to receive his base salary for twelve months, payment of a prorated portion of the annual incentive bonus for the year in which the termination occurs and continued participation in our benefit plans for twelve months. In the event of his termination as a result of death or disability, Mr. Krakauer (or his beneficiaries) will be entitled to receive payment of all salary and benefits accrued up to the date of termination and a prorated portion of the annual incentive bonus for the year in which the termination occurs. If Mr. Krakauer’s employment is terminated for cause or if he resigns without good reason, he will be entitled to receive payment of all salary and benefits accrued up to the date of termination and will not be entitled to any other compensation. The agreement also contains customary non-competition covenants lasting until the earlier of the first anniversary of the date of termination of employment or October 6, 2007, non-solicitation covenants lasting two years from the date of termination of employment and confidentiality covenants of unlimited duration.

Victoria Miller Nam. Ms. Miller Nam serves as the Senior Vice President of Strategic Planning of MagnaChip with an initial base salary of $300,000 per year and with a target annual incentive bonus opportunity of 50% of her base salary. Ms. Miller Nam is entitled to customary employee benefits. The term of the service agreement extends for three years from December 29, 2004, with such initial term automatically extending for additional one-year periods unless written notice is given by either party prior to the termination date. Ms. Miller Nam was granted 136,450 immediately exercisable options for restricted common units of MagnaChip at a price of $1.00 per unit. Ms. Miller Nam exercised her options on November 30, 2004. If Ms. Miller Nam’s service is terminated without cause or if she resigns for good reason, Ms. Miller Nam will be entitled to receive her base salary for six months, payment of the annual incentive bonus in a prorated amount based on the number of days she was actually employed by us, continued participation in our benefit plans for six months and, if such a termination or resignation occurs either prior to October 1, 2005 or within the twelve month period following a change of control, restrictions lapse with respect to 25% of her restricted common units on the date of termination. In the event of her termination as a result of death or disability, Ms. Miller Nam (or her beneficiaries) will be entitled to receive payment of all salary and benefits accrued up to the date of termination and a prorated portion of the annual incentive bonus for the year in which the termination occurs. If Ms. Miller Nam’s service is terminated for cause or if she resigns without good reason, she will be entitled to receive payment of all salary and benefits accrued up to the date of termination and will not be entitled to any other compensation. The agreement also contains customary non-competition covenants lasting until the earlier of the first anniversary of the date of termination of employment or October 6, 2007, nonsolicitation covenants lasting two years from the date of termination of employment and confidentiality covenants of unlimited duration.

Dale Lindly. Mr. Lindly serves as Senior Vice President and Chief Accounting Officer of MagnaChip with an initial base salary of $200,000 per year and with a target annual incentive bonus opportunity of 50% of his base salary, such bonus guaranteed his first year of service. Mr. Lindly is entitled to customary employee benefits and, for so long as his place of business is located in Korea, expatriate/repatriation benefits, including relocation expenses, tax equalization payments, cost of housing accommodations and expenses. The term of the service agreement extends for three years from April 14, 2005, with the initial term automatically extending for additional one-year periods unless written notice is given by either party prior to the termination date. In accordance with the terms of his service agreement, Mr. Lindly received options to purchase 75,000 common units of MagnaChip at a price of $1.00 per unit. Twenty-five percent of Mr. Lindly’s options vest on the first anniversary of his service date and an additional 6.25% of the options vest on the last day of each calendar quarter thereafter. If Mr. Lindly’s employment is terminated without cause or if he resigns for good reason, Mr. Lindly is entitled to receive his base salary for six months, the payment of a prorated portion of the annual incentive bonus for the year in which the termination occurs and continued participation in our benefit plans for six months. In the event of his termination as a result of death or disability, Mr. Lindly (or his beneficiaries) will be entitled to receive payment of all salary and benefits accrued up to the date of termination and a prorated portion of the annual incentive bonus for the year in which the termination occurs. If Mr. Lindly’s employment is terminated for cause or if he resigns without good reason, he will be entitled to receive payment of all salary and benefits accrued up to the date of termination and will not be entitled to any other compensation. The agreement also contains customary non-competition covenants lasting until the earlier of the first anniversary of the date of termination of employment or April 14, 2008, non-solicitation covenants lasting two years from the date of termination of employment and confidentiality covenants of unlimited duration.

Option/SAR Grants

The following table sets forth certain information for the year ended December 31, 2005 with respect to grants of options to purchase units of MagnaChip granted to each of the named executive officers.

	Individual Grants			Expiration date	Potential realizable value at assumed annual rates of unit price appreciation for option term (1)
	Number of securities underlying Grant	Percent of total granted to employees	Exercise or base price per option		5%	10%
Dale Lindly Senior Vice President and Chief Accounting Officer	75,000	2.6%	$1.00	April 14, 2015	122,167	194,531

Footnote:

(1)	As of December 31, 2005. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of MagnaChip’s common units on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated unit price. The fair market value of our common units on the date of grant was $1.00 per unit.

Restricted Unit Subscription Agreements

On December 30, 2004, Mr. Baker exercised the options granted pursuant to his option agreement and entered into a restricted unit subscription agreement with MagnaChip. On November 30, 2004, Dr. Huh and Mr. Krakauer exercised the options granted pursuant to their option agreements, paying the exercise price of the options with a special bonus, and entered into restricted unit subscription agreements with MagnaChip. Also on November 30, 2004, Ms. Miller Nam exercised the options granted pursuant to her option agreement and entered into a restricted unit subscription agreement with MagnaChip. Under these restricted unit subscription agreements, restrictions on the units lapse as to 25% of the units on September 30, 2005 and as to 6.25% of the units on the last day of each calendar quarter thereafter, subject to the officer’s continuous employment with MagnaChip. The restrictions lapse as to all restricted units held by Dr. Huh upon a change in control after which Dr. Huh no longer serves as the Chief Executive Officer of MagnaChip and as to all restricted units held by Mr. Krakauer upon a change in control after which Mr. Krakauer no longer serves as the Chief Financial Officer of MagnaChip. The restricted unit subscription agreements provide that the units are nontransferable and shall be subject to forfeiture upon termination of the officer’s employment. Upon termination, MagnaChip may repurchase any units for which the restrictions have not lapsed for $1.00, if termination is for cause (as defined in the agreement), or for fair market value, if termination is for any other reason. The officers have the right to vote the restricted units and to receive cash dividends, provided that dividends payable in units or other securities shall have the same status as restricted units.

DIRECTOR COMPENSATION

In our fiscal year ended December 31, 2005, directors did not receive compensation for service on our board of directors. Starting in January 2006, Jerry Baker and Armando Geday each receive $50,000 per annum for service on our board of directors. As compensation for his service as a director on our board of directors, effective January 19, 2006, Armando Geday received options to acquire 175,000 of our common units at a purchase price of $1.04 per unit pursuant to the MagnaChip Semiconductor LLC Equity Incentive Plan. No other directors currently receive compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers currently serves, or in the past has served, on our compensation committee or as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board or compensation committee of MagnaChip.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Our compensation committee makes determinations regarding executive compensation in accordance with the terms of the respective service agreements between us and our executive officers. All compensation amounts payable to executive officers which are related to target levels of corporate performance are to be awarded in accordance with the terms of such service agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,869,642.5000	$1.54	1,110,881.5000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total

The MagnaChip Semiconductor LLC California Equity Incentive Plan and the MagnaChip Semiconductor LLC Equity Incentive Plan each provide for the award of nonstatutory options, unit appreciation rights, or SARs, and restricted unit awards to employees, consultants or non-employee directors of MagnaChip and its subsidiaries. Subject to adjustment in the event of certain corporate transactions or events, the maximum aggregate number of MagnaChip units that are available for grant under both plans is 7,490,864, all of which may be granted under either plan. As of March 1, 2006, options to purchase 3,816,267.5 units were outstanding under the plans and options to purchase 1,147,256.5 units were available for future grant under the plans. Units subject to awards that expire, are forfeited or otherwise terminate will again be available for grant under the plans. The plans are administered by the board of directors.

The board of directors will determine the number of options granted to each participant, the exercise price of each option, the duration of the options (not to exceed ten years), vesting provisions and all other terms and conditions of such options. Unless otherwise determined by the board of directors, the exercise price of each option is required to be not less than the fair market value of the underlying common units subject to the option on the date of grant. The plans provide for payment of the exercise price of options in the form of cash or, subject to the discretion of the compensation committee, MagnaChip units. The plans provide that upon a termination of the option-holder’s employment or service with MagnaChip or its subsidiaries, unless otherwise determined by the compensation committee at or after grant, the exercise period for vested options will be limited, provided that vested options will be cancelled immediately upon a termination for cause.

The board of directors may elect to grant SARs to plan participants and may determine the number of common units subject to the award, the duration of the SARs (not to exceed ten years), vesting provisions and all other terms and conditions of such SARs. In no event may the base price of a SAR be less than the fair market value of the common units subject to the award on the date of grant. A termination of service or employment of the recipient will have the same effect on SARs granted under the plans as on options.

The board of directors will determine the number of restricted units offered to each participant in the plans, the purchase price of the units, the period the units are unvested and subject to forfeiture, the effect of a termination of the recipient’s employment or service and all other terms and conditions applicable to the restricted units.

The plans provide that upon a change in control or certain other corporate transactions, the board of directors may, on a holder by holder basis, accelerate the vesting of outstanding options, SARs or restricted units, cancel any unexercised outstanding awards in whole or in part, and/or take actions to ensure that such awards shall be honored or assumed by the successor employer or take such other reasonable actions as the board of directors shall determine.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of MagnaChip as of March 1, 2006, by (i) each person or entity known to us to beneficially own more than 5% of any class of outstanding securities of MagnaChip, (ii) each member of the board of directors of MagnaChip, (iii) each named executive officer of MagnaChip and (iv) all of the members of the board of directors and executive officers of MagnaChip as a group. As of March 1, 2006, MagnaChip’s outstanding securities consisted of 53,108,568.672 common units and 93,997.4364 Series B preferred units. The table does not include common units issuable upon conversion of Series B preferred units.

The amounts and percentages of common units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic interest.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them.

	Common Units		Series B Preferred Units
Name of Beneficial Owner	Number	Percent	Number	Percent
Greater than 5% Securityholders:
CVC(1) c/o Citigroup Venture Capital Equity Partners, L.P. 399 Park Avenue, 14th Floor New York, NY 10022	17,962,521.9300	33.8%	33,716.7546	35.9%
Francisco Partners(2) c/o Francisco Partners, L.P. Sand Hill Road, Suite 280 Menlo Park, CA 94025	17,962,521.9200	33.8%	33,716.7547	35.9%
CVC Asia Pacific(3) c/o CVC Capital Partners Asia Limited 22 Grenville Street St. Helier, Jersey JE4 8PX Channel Islands	9,659,710.5600	18.2%	18,131.8699	19.3%
Hynix Semiconductor Inc.(4) Hynix Youngdong Bldg. 17th F. 891 Daechi-dong, Kangnam-ku Seoul, 135-738, Korea	5,079,254.0000	8.7%	—	—
Peninsula Investment Pte. Ltd. 255 Shoreline Drive Suite 600 Redwood City, CA 94065	3,636,271.0700	6.8%	6,825.5041	7.3%
Directors and named executive officers:
Jerry M. Baker(5)(6)	682,158.1600	1.3%	255.9564	*
Dipanjan Deb(2)(7)	17,962,521.9200	33.8%	33,716.7547	35.9%
Armando Geday	—	—	—	—
Youm Huh(5)(8)	1,182,501.7800	2.2%	170.6376	*
Robert J. Krakauer(5)(9)	773,153.7700	1.5%	170.6375	*
Roy Kuan(3)(10)	9,659,710.5600	18.2%	18,131.8699	19.3%
Dale Lindly(5)(11)	18,750.000	*	—	—
Victoria Miller Nam(5)(12)	181,903.3800	*	85.3188	*
Phokion Potamianos(2)(7)	17,962,521.9200	33.8%	33,716.7547	35.9%
Paul C. Schorr IV(13)	36,362.72	*	68.2551	*
David F. Thomas(1)(14)	18,035,247.3400	34.0%	33,853.2646	36.0%

Directors and executive officers as a group (17 persons):	48,850,571.3800	89.6%	86,452.6946	92.0%

*	Less than one percent.

Footnotes:

(1)	Includes (a) 17,630,628.4200 common units held by Citigroup Venture Capital Equity Partners, L.P., 156,381.7100 common units held by CVC Executive Fund LLC and 175,511.8000 common units held by CVC/SSB Employee Fund, L.P. and (b) 33,093.7702 Series B preferred units held by Citigroup Venture Capital Equity Partners, L.P., 293.5380 Series B preferred units held by CVC Executive Fund LLC and 329.4464 Series B preferred units held by CVC/SSB Employee Fund, L.P.
(2)

Includes (a) 16,941,762.2000 common units held by Francisco Partners, L.P., 83,423.4000 common units held by Francisco Partners Fund A, L.P., 909,067.7600 common units held by FP-MagnaChip Co-Invest, LLC and 28,268.5600 common units held by FP Annual Fund Investors, LLC and (b) 31,800.7261 Series B

preferred units held by Francisco Partners, L.P., 156.5909 Series B preferred units held by Francisco Partners Fund A, L.P., 1,706.3760 Series B preferred units held by FP-MagnaChip Co-Invest, LLC and 53.0617 Series B preferred units held by FP Annual Fund Investors, LLC.

(3)	Includes (a) 3,219,903.5200 common units held by CVC Capital Partners Asia Pacific L.P., 4,048,152.3700 common units held by CVC Capital Partners Asia Pacific II L.P., 781,702.9100 common units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and 1,609,951.7600 common units held by Asia Investors LLC and (b) 6,043.9566 Series B preferred units held by CVC Capital Partners Asia Pacific L.P., 7,598.6306 Series B preferred units held by CVC Capital Partners Asia Pacific II L.P., 1,467.3043 Series B preferred units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and 3,021.9784 Series B preferred units held by Asia Investors LLC. Asia Investors LLC co-invests alongside of CVC Capital Partners Asia Pacific L.P., but is not a subsidiary of CVC Capital Partners.
(4)	Consists of a warrant exercisable within 60 days for 5,079,254.0000 common units.
(5)	The address of each of Mr. Baker, Dr. Huh, Mr. Krakauer, Mr. Lindly, and Ms. Miller Nam is c/o MagnaChip Semiconductor, Ltd., 1 Hyangjeong-dong, Hungduk-gu, Cheongju-si, 361-725, Korea.
(6)	Includes (a) 136,360.1600 common units held by the Baker Family Revocable Trust and 375,236,125.0000 restricted common units held by Mr. Baker and (b) 255.9564 Series B preferred units held by the Baker Family Revocable Trust. Restricted common units are subject to a right of repurchase by MagnaChip.
(7)	Each of Mr. Deb and Mr. Potamianos is a member of management of Francisco Partners, L.P. and disclaims beneficial ownership of the units held by Francisco Partners, L.P., Francisco Partners Fund A, L.P., FP-MagnaChip Co-Invest, LLC and FP Annual Fund Investors, LLC. The address of each of Mr. Deb and Mr. Potamianos is c/o Francisco Partners, L.P., 2882 Sand Hill Road, Suite 280, Menlo Park, CA 94025.
(8)	Includes 90,906.7800 common units and 750,471.5625 restricted common units. Restricted common units are subject to a right of repurchase by MagnaChip.
(9)	Includes (a) 54,544.0600 common units held jointly by Mr. Krakauer and his spouse, Theresa Krakauer, for which Mr. Krakauer shares voting and investment power with Theresa Krakauer, (b) 36,362.7100 common units held by the Krakauer Family Partnership, for which Mr. Krakauer shares voting and investment power with Theresa Krakauer and (c) 469,044.8125 restricted common units. Restricted common units are subject to a right of repurchase by MagnaChip.
(10)	Mr. Kuan is a member of management of CVC Asia Pacific Limited, an investment advisor to the general partners of CVC Capital Partners Asia Pacific L.P., CVC Capital Partners Asia Pacific II L.P. and CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and to Asia Investors LLC. Mr. Kuan disclaims beneficial ownership of the units held by these entities. The address of Mr. Kuan is c/o CVC Capital Partners Asia II Limited, 22 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands.
(11)	On April 14, 2006, Mr. Lindly will vest the right to exercise an option to purchase 18,750 common units of MagnaChip.
(12)	Includes 93,809.375 restricted common units that are subject to a right of repurchase by MagnaChip.
(13)	Includes (a) 29,544.7100 common units held by BG Partners LP and 6,818.0100 common units held by BG/CVC-1 and (b) 55.4573 Series B preferred units held by BG Partners LP and 12.7978 Series B preferred units held by BG/CVC-1. The address of Mr. Schorr is c/o The Blackstone Group, 345 Park Avenue, New York, NY 10154.
(14)	Mr. Thomas is a member of management of Citigroup Venture Capital Equity Partners, L.P. and disclaims beneficial ownership of the units held by Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC and CVC/SSB Employee Fund, L.P. The address of Mr. Thomas is c/o Citigroup Venture Capital Equity Partners, L.P., 399 Park Avenue, 14th Floor, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions.

THE ORIGINAL ACQUISITION

In June 2004, MagnaChip Korea entered into a business transfer agreement to purchase certain assets and assume certain liabilities of the System IC business of Hynix, which we refer to as the “Original Acquisition” in this report. The Original Acquisition closed on October 6, 2004. In connection with the Original Acquisition, MagnaChip Korea and certain of our other subsidiaries entered into definitive agreements with Hynix regarding key raw materials, campus facilities, research and development equipment, and information technology, factory automation and back office support services. MagnaChip Korea also agreed to provide certain utilities and infrastructure support services to Hynix. The obligation to provide services under these agreements generally lasts for one to five years from the closing of the Original Acquisition. The obligation to provide certain services lasts indefinitely.

In addition, MagnaChip Korea entered into a wafer foundry services agreement with Hynix under which MagnaChip Korea agreed to sell and Hynix agreed to purchase a certain monthly minimum quantity of 0.18µm DRAM semiconductors until August 31, 2005; this arrangement was terminated on November 10, 2005. MagnaChip Korea and Hynix also entered into a photo mask supply agreement under which Hynix agreed to supply MagnaChip Korea with up to a certain maximum quantity of photo masks. This agreement is for two years from the closing of the Original Acquisition plus an additional year at MagnaChip Korea’s option.

In connection with the Original Acquisition, MagnaChip Korea also entered into a royalty-free non-exclusive cross license with Hynix which provides us with access to certain of Hynix’s intellectual property for use in the manufacture and sale of non-memory semiconductor products and provides Hynix with access to the intellectual property we acquired from Hynix. This cross license is subject to the non-competition provisions of the business transfer agreement, pursuant to which Hynix agreed not to engage in most aspects of the non-memory semiconductor business and MagnaChip Korea agreed not to engage in most aspects of the memory semiconductor business. Generally, these non-competition provisions last for three years from the closing of the Original Acquisition. Under a trademark license agreement, Hynix also granted to MagnaChip Korea a limited license to certain trademarks of Hynix embedded in our products.

Upon the closing of the Original Acquisition, MagnaChip Korea and Hynix also entered into four lease agreements. Under one agreement, MagnaChip Korea leases from Hynix approximately 11,352 square meters of exclusive-use space plus certain common- and joint-use space in several buildings, primarily warehouses, in Cheongju, Korea. Under another agreement, Hynix leases from MagnaChip Korea approximately 8,921 square meters of exclusive-use space plus certain common- and joint-use space in three buildings in Cheongju, Korea. These two leases are generally for an initial term of 20 years plus an indefinite number of renewal terms of 10 years each. Each of the leases is cancelable upon 90 days’ notice by the lessee. Under the third agreement, MagnaChip Korea leased from Hynix approximately 1,439 square meters of exclusive-use space plus certain common-use space in a building in Icheon, Korea, although this lease was terminated on November 15, 2005. Under the final agreement, the Company leases from Hynix certain exclusive-use plus common-and joint-use land located in Cheongju, Korea. The term of this agreement is indefinite unless otherwise agreed between the both parties, and as long as the buildings remain on the lease site and are owned and used by the Company for permitted uses.

ADVISORY AGREEMENTS

In connection with the Original Acquisition, and the related equity financing, MagnaChip Korea and MagnaChip entered into advisory agreements with each of CVC Management LLC, Francisco Partners Management, LLC and CVC Capital Partners Asia Limited, which are related to CVC, Francisco Partners and CVC Asia Pacific, respectively, pursuant to which each may provide financial, advisory and consulting services to MagnaChip Korea and MagnaChip. Under such agreements, each of CVC Management, Francisco Partners Management and CVC Capital Partners Asia is entitled to receive fees billed at such firm’s customary rates for actual time spent performing such services plus reimbursement for out-of-pocket expenses or, at such firm’s option and upon certain conditions, an annual advisory fee, the amount of which is the greater of a fixed dollar amount or a percentage of the annual consolidated revenue of MagnaChip Korea and MagnaChip for the last twelve months, plus out-of-pocket expenses, for the remaining term of the advisory agreement. The annual advisory fees under the agreements are as follows: CVC Management and Francisco Partners Management are each entitled to the greater of $1,379,163.42 or 0.14777% of annual consolidated revenue and CVC Capital Partners Asia is entitled to the greater of $741,673.15 or 0.07946% of annual consolidated revenue. There are no minimum levels of service required to be provided pursuant to the advisory agreements. Each advisory agreement has an initial term of ten years from the date of the Original Acquisition, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. Each advisory agreement includes customary indemnification provisions in favor of each of CVC Management, Francisco Partners Management and CVC Capital Partners Asia.

UBS

Phokion Potamianos has been a director of MagnaChip and a Principal with Francisco Partners since March 2005. Prior to joining Francisco Partners, Mr. Potamianos was the head of the UBS global semiconductor investment banking group. During Mr. Potamianos’ tenure at UBS, UBS Securities LLC acted as an initial purchaser in connection with the offer and sale of our Second Priority Senior Secured Notes and our Senior Subordinated Notes in December 2004. Concurrently with the issuance of the Notes, we entered into a $100 million senior secured revolving credit facility with a syndicate of banks, financial institutions and other entities including UBS Loan Finance LLC as lenders, UBS Securities LLC as arranger, and UBS AG, Stamford Branch, as administrative agent and priority lien collateral agent.

Item 14. Principal Accounting Fees and Services.

Audit fees and services

The following table presents fees for professional services rendered by Samil PricewaterhouseCoopers and its affiliates. Audit related fees paid in 2005 were for assurance services provided by Samil PricewaterhouseCoopers associated with S-4 filing. Audit related fees paid to Samil PricewaterhouseCoopers during the three months ended December 31, 2004 were mainly for assurance services related to our notes offering. Tax services provided by Samil PricewaterhouseCoopers in 2005 were primarily related to transfer price study for the inter-company transactions. During the three months ended December 31, 2004, tax services rendered by Samil PricewaterhouseCoopers were mainly related to the Original Acquisition.

	Year ended December 31, 2005	Three months ended December 31, 2004
	(in millions of US dollars)
Audit fees	$1.3	$4.3
Audit related fees	0.4	1.1
Tax fees	0.5	0.7
All other fees	—	—

Policy and procedure for approval of audit and permitted non-audit services

All audit, audit-related and tax services were pre-approved by the Company’s board of directors (serving as the Audit Committee), which concluded that the provision of such services by Samil PricewaterhouseCoopers and its affiliates was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of specifically described audit, audit-related, non-audit related and tax services by the Committee on an annual basis. Individual engagements must be separately approved. The policy also requires specific approval by the Committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services that will be ratified by the entire Audit Committee at a future committee meeting in accordance with requirements of the SEC. In 2004 and 2005, the Audit Committee followed these guidelines in approving all services rendered by Samil PricewaterhouseCoopers and its affiliates.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8.

2. Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

3. Exhibits.

(b) Exhibits

2.1	Business Transfer Agreement, dated as of June 12, 2004, between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)†

2.2	First Amendment to Business Transfer Agreement, dated as of October 6, 2004, between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)†

3.1	Certificate of Formation of MagnaChip Semiconductor LLC (formerly System Semiconductor Holding LLC)†

3.2	Certificate of Amendment to Certificate of Formation of MagnaChip Semiconductor LLC†

3.3	Third Amended and Restated Limited Liability Company Operating Agreement of MagnaChip Semiconductor LLC†

3.4	Articles of Incorporation of MagnaChip Semiconductor S.A.†

3.5	Certificate of Incorporation of MagnaChip Semiconductor Finance Company†

3.6	Bylaws of MagnaChip Semiconductor Finance Company†

3.7	Certificate of Formation for MagnaChip Semiconductor SA Holdings LLC†

3.8	Limited Liability Company Agreement of MagnaChip Semiconductor SA Holdings LLC†

3.9	Deed of Amendment to the Articles of Association of MagnaChip Semiconductor B.V. (English translation)†

3.12	Articles of Incorporation of MagnaChip Semiconductor, Ltd. (Korea)†

3.14	Memorandum of Association of MagnaChip Semiconductor Ltd. (Hong Kong)†

3.15	Articles of Association of MagnaChip Semiconductor Ltd. (Hong Kong)†

3.16	Memorandum of Association of MagnaChip Semiconductor Ltd. (United Kingdom)†

3.17	Articles of Association of MagnaChip Semiconductor Ltd. (United Kingdom)†

3.18	Articles of Incorporation of MagnaChip Semiconductor Ltd. (Taiwan) (English translation)†

3.19	Merger Agreement by and between ISRON Corporation and MagnaChip Semiconductor Inc. dated December 21, 2005, as amended on February 22, 2006, including Articles of Incorporation of MagnaChip Semiconductor Inc. (formerly ISRON Corporation) (Japan) (English translation)

3.21	Bylaws of MagnaChip Semiconductor, Inc. (formerly IC Media Corporation)†

3.22	Certificate of Amendment to the Bylaws of MagnaChip Semiconductor, Inc. (formerly IC Media Corporation)†

3.23	Certificate of Amendment to the Bylaws of MagnaChip Semiconductor, Inc. (formerly IC Media Corporation)†

3.24	Memorandum of Association of IC Media International Corporation†

3.25	Articles of Association of IC Media International Corporation†

3.26	Memorandum of Association of MagnaChip Semiconductor Holding Company Limited (formerly IC Media Holding Company Limited)†

3.27	Articles of Association of MagnaChip Semiconductor Holding Company Limited (formerly IC Media Holding Company Limited)†

3.27.a	Amendment to Memorandum and Articles of Association of MagnaChip Semiconductor Holding Company Limited (formerly IC Media Holding Company Limited)

3.28	Articles of Incorporation of IC Media Technology Corporation (English translation)†

3.29	Agreement and Plan of Merger by and between IC Media Corporation and MagnaChip Semiconductor, Inc., including Amended and Restated Articles of Incorporation, as filed with the State of California Secretary of State on November 17, 2005, and as corrected on February 6, 2006

4.1	Indenture, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and The Bank of New York, as trustee for the Floating Rate Second Priority Senior Secured Notes due 2011 and the 6 7/8% Second Priority Senior Secured Notes due 2011.†

4.2	Form of Floating Rate Second Priority Senior Secured Notes due 2011 and related guarantees (included in Exhibit 4.1)†

4.3	Form of 6 7/8% Second Priority Senior Secured Notes due 2011 and related guarantees (included in Exhibit 4.1)†

4.4	Registration Rights Agreement, dated as of December 23, 2004, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, UBS Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.†

4.5	Indenture, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and The Bank of New York, as trustee for the 8% Senior Subordinated Notes due 2014.†

4.6	Form 8% Senior Subordinated Notes due 2014 and related guarantees (included in Exhibit 4.5)†

4.7	Registration Rights Agreement, dated as of December 23, 2004, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, UBS Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.†

10.1	Purchase Agreement, dated as of December 16, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, UBS Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.†

10.2	Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC.†

10.3.a	First Amendment to Credit Agreement and Waiver, dated as of May 6, 2005, to the Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC.†

10.3.b	Second Amendment to Credit Agreement and Waiver dated as of June 21, 2005, to the Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC.†

10.3.c	Third Amendment to Credit Agreement dated as of March 27, 2005, to the Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC.

10.4	Intercreditor Agreement dated as of December 23, 2004 among MagnaChip Semiconductor Finance Company, the other Pledgors party thereto, UBS AG, Stamford Branch, The Bank of New York and U.S. Bank National Association†

10.5	Second Amended and Restated Securityholders Agreement of MagnaChip Semiconductor LLC†

10.6	Warrant held by Hynix Semiconductor Inc. to purchase common units of MagnaChip Semiconductor LLC†

10.7	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)†

10.8	Trademark License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)†

10.9	Building Lease Agreement for Warehouses, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)†

10.9.a	First Amendment to Building Lease Agreement for Warehouses, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.10	Building Lease Agreement for M4 Building, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)**†

10.11	Building Lease Agreement for R, C1 and C2 Buildings, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)†

10.11.a	First Amendment to Building Lease Agreement for R, C1 and C2 Buildings, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.12	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)**†

10.12.a	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.13	Wafer Foundry Service Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)**†

10.14	Wafer Mask Production and Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)**†

10.14.a	First Amendment to Wafer Mask Production and Supply Agreement, dated as of December 30,2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)***

10.15	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)†

10.15.a	First Amendment to General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.16	IT and FA Service Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)†

10.16.a	First Amendment to IT and FA Service Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.17	Service Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Dr. Youm Huh†

10.18	Service Agreement, dated as of October 1, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jerry Baker†

10.19	Service Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Robert Krakauer†

10.20	Service Agreement, dated as of December 29, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Victoria Miller Nam†

10.21	Service Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang†

10.22	Service Agreement, dated as of May 16, 2005, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jason Hartlove†

10.23	Service Agreement, dated as of April 14, 2005 by and between MagnaChip Semiconductor, Ltd. (Korea) and Dale Lindly†

10.24	MagnaChip Semiconductor LLC Equity Incentive Plan†

10.25	MagnaChip Semiconductor LLC California Equity Incentive Plan†

10.26	R&D Equipment Utilization Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)**†

10.26.a	First Amendment to R&D Equipment Utilization Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.27	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)**†

10.28	License Agreement (TrenchDMOS), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)**†

10.29	RFID Development and Licensing Agreement, dated as of March 29, 2004, by and between Celis Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)**†

10.30	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)**†

10.31	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)**†

10.32	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)**†

10.33	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)**†

10.34	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)†

10.35	Interest Rate Swap Transaction Letter Agreement, dated as of June 30, 2005, by and between MagnaChip Semiconductor S.A. and Deutsche Bank AG#

21.1	Subsidiaries of MagnaChip Semiconductor LLC

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

†	Incorporated by reference to identically numbered exhibits filed in response to Item 21(a), “Exhibits,” of the company’s Registration Statement on Form S-4, as amended (File No. 33-126019), which became effective July 20, 2005.
#	Incorporated by reference to an identically numbered exhibit filed in response to Item 6, “Exhibits,” of the company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 33-126019-09).
**	Certain portions of this document have been omitted and granted confidential treatment by the SEC.
***	Certain portions of this document have been omitted pursuant to a confidential treatment request.

(c) Financial Statement Schedules:

Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR LLC

Dated: March 29, 2006	By:	/s/ YOUM HUH
Youm Huh Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YOUM HUH Youm Huh	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2006

/s/ ROBERT J. KRAKAUER Robert J. Krakauer	Chief Financial Officer, Executive Vice President, Strategic Operations and Director (Principal Financial Officer)	March 29, 2006

/s/ DALE LINDLY Dale Lindly	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	March 29, 2006

/s/ JERRY M. BAKER Jerry M. Baker	Chairman of the Board of Directors	March 29, 2006

/s/ DIPANJAN DEB Dipanjan Deb	Director	March 29, 2006

/s/ ROY KUAN Roy Kuan	Director	March 29, 2006

/s/ PHOKION POTAMIANOS Phokion Potamianos	Director	March 29, 2006

/s/ PAUL C. SCHORR IV Paul C. Schorr IV	Director	March 29, 2006

/s/ DAVID F. THOMAS David F. Thomas	Director	March 29, 2006

/s/ ARMANDO GEDAY Armando Geday	Director	March 29, 2006