Form 10-Q
period 2006-04-02
MAGNACHIP SEMICONDUCTOR LLC
filed 2006-05-17
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See the definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 9, 2006, the registrant had 53,130,132.172 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended
	April 2, 2006	April 3, 2005
Net sales	$213,143	$213,390
Cost of sales	172,815	187,438

Gross profit	40,328	25,952

Selling, general and administrative expenses	21,531	28,479
Research and development expenses	29,918	26,099

Operating loss	(11,121)	(28,626)

Other income (expenses)
Interest expense, net	(14,733)	(13,901)
Foreign currency gain, net	24,237	13,601

Loss before income taxes	(1,617)	(28,926)

Income tax expenses	2,274	2,352

Net loss	$(3,891)	$(31,278)

Dividends accrued on preferred units	2,633	2,395

Net loss attributable to common units	$(6,524)	$(33,673)

Net loss per common units
- Basic and diluted	$(0.12)	$(0.64)

Weighted average number of units
- Basic and diluted	53,104,521	52,533,003

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	April 2, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$88,592	$86,574
Restricted cash	1,093	2,837
Accounts receivable, net	96,391	112,053
Inventories, net	81,623	88,677
Other receivables	11,244	9,501
Other current assets	13,333	10,148

Total current assets	292,276	309,790

Property, plant and equipment, net	475,058	485,077
Intangible assets, net	186,153	191,389
Other non-current assets	56,104	54,391

Total assets	$1,009,591	$1,040,647

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$64,770	$93,911
Other accounts payable	27,924	35,368
Accrued expenses	35,473	28,968
Other current liabilities	6,182	10,102

Total current liabilities	134,349	168,349

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	57,416	55,124
Other non-current liabilities	5,675	7,196

Total liabilities	947,440	980,669

Commitments and contingencies
Series A redeemable convertible preferred units; 60,000 units authorized, 50,091 units issued and 0 units outstanding at April 2, 2006 and December 31, 2005	—	—
Series B redeemable convertible preferred units; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at April 2, 2006 and December 31, 2005	109,095	106,462

Total redeemable convertible preferred units	109,095	106,462

Unitholders’ equity
Common units; 65,000,000 units authorized; 53,130,445 units and 53,091,570 units issued and outstanding at April 2, 2006 and December 31, 2005, respectively	53,130	53,092
Additional paid-in capital	2,279	2,169
Accumulated deficit	(136,616)	(130,092)
Accumulated other comprehensive income	34,263	28,347

Total unitholders’ equity	(46,944)	(46,484)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$1,009,591	$1,040,647

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands of US dollars)

	Three months ended
	April 2, 2006	April 3, 2005
Cash flows from operating activities
Net loss	$(3,891)	$(31,278)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	50,304	55,306
Provision for severance benefits	3,037	3,656
Amortization of debt issuance costs	870	862
Gain on foreign currency translation, net	(25,758)	(14,862)
Unit-based compensation	74	—
Other	(46)	183
Changes in operating assets and liabilities
Accounts receivable	20,912	(3,544)
Inventories	10,310	14,915
Other receivables	(1,186)	65,692
Accounts payable	(33,295)	(2,602)
Other accounts payable	(10,801)	(67,366)
Accrued expenses	5,503	(2,016)
Other current assets	(1,945)	(433)
Other current liabilities	(4,764)	(2,201)
Payment of severance benefits	(2,858)	(2,756)
Other	2,036	(2,672)

Net cash provided by operating activities	8,502	10,884

Cash flows from investing activities
Purchase of plant, property and equipment	(13,541)	(12,444)
Purchase of intangible assets	(698)	(537)
Acquisition of business	—	(14,581)
Proceeds from disposal of plant, property and equipment	2,127	—
Proceeds from disposal of intangible assets	2,755	—
Decrease in restricted cash	1,849	5,779
Other	(537)	50

Net cash used in investing activities	(8,045)	(21,733)

Cash flows from financing activities
Repayment of short-term borrowings	—	(13,556)
Exercise of unit options	74	—
Other	—	(363)

Net cash provided by (used in) financing activities	74	(13,919)
Effect of exchange rates on cash and cash equivalents	1,487	504

Net increase (decrease) in cash and cash equivalents	2,018	(24,264)

Cash and cash equivalents
Beginning of the period	86,574	58,396
Net increase in cash and cash equivalents from changes of consolidated subsidiaries	—	1,558

End of the period	$88,592	$35,690

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. All inter-company accounts and transactions have been eliminated. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 31, 2006. The results of operations for the three-month period ended April 2, 2006 are not necessarily indicative of the results to be expected for a full year or for any other periods.

Recent accounting pronouncements

In February 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting. Specifically, this Statement allows fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of this Statement will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement supersedes APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting for a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard has no impact on our financial statements.

In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment (revised 2004). This revision affects current practice in a number of ways, including the elimination of the alternative to use the intrinsic value method of accounting from Accounting Principles Board (“APB”) Opinion No. 25 that was provided in FASB Statement No.123 as originally issued. Pursuant to this statement, companies are required to record stock option expenses in its financial statements based on a fair value methodology. This statement became effective and impacted the Company on January 1, 2006. The Company has determined there are no material impacts on its financial statements as a result of the adoption of this FASB Statement.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date for the Company was January 1, 2005, and there was no material impact on its financial statements resulting from this FASB Statement.

2. Inventories

Inventories as of April 2, 2006 and December 31, 2005 consist of the following:

	April 2, 2006	December 31, 2005
Finished goods	$30,509	$28,414
Semi-finished goods and work-in-progress	50,702	60,095
Raw materials	5,878	5,814
Materials in-transit	2,567	1,966
Less: valuation allowance	(8,033)	(7,612)

Inventories, net	$81,623	$88,677

3. Intangible Assets

Intangible assets as of April 2, 2006 and December 31, 2005 are as follows:

	April 2, 2006	December 31, 2005
Technology	$24,861	$26,991
Customer relationships	200,834	211,946
Goodwill	15,095	15,095
Intellectual property assets	10,973	11,310
Less: accumulated amortization	(65,610)	(73,953)

Intangible assets, net	$186,153	$191,389

Goodwill is reviewed at least annually for possible impairment under SFAS No. 142, Goodwill and other intangible Assets. Based on our review performed on the last day of the current quarter, no impairment charge was taken.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

4. Product Warranties

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

Changes in accrued warranty liabilities for the three-month periods ended April 2, 2006 and April 3, 2005 are as follows:

	Three months ended
	April 2, 2006	April 3, 2005
Beginning balance	$1,036	$1,448
Addition to warranty reserve	118	1,140
Payments made	(168)	(161)
Translation adjustments	41	43

Ending balance	$1,027	$2,470

5. Long-term Borrowings

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

Details of long-term borrowings as of April 2, 2006 and December 31, 2005 are presented as below:

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

Each indenture governing the notes contains covenants that limit the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions on its capital stock or repurchase, repay or redeem its capital stock, (iii) make certain investments, (iv) incur liens, (v) enter into certain types of transactions with affiliates, (vi) create restrictions on the payment of dividends or other amounts to the Company by its subsidiaries, and (vii) sell all or substantially all of its assets or merge with or into other companies. There is no breach of covenants as of April 2, 2006.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Borrowings under the senior secured credit facility are subject to significant conditions, including compliance with financial ratios and the absence of any material adverse change.

As of April 2, 2006, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of April 2, 2006, the Company and its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of Second Priority Senior Secured Notes and Senior Subordinated Notes.

Interest Rate Swap

Effective June 27, 2005, the Company entered into an interest rate swap agreement (the “Swap”) that converted the variable interest rate of three-month London Inter-bank Offering Rate (“LIBOR”) plus 3.25% to a fixed interest rate of 7.34% on the Company’s Floating Rate Second Priority Senior Secured Notes (the “Notes”). This Swap will be in effect until 15 June, 2008.

The Swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company is utilizing the “hypothetical derivative method” to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.” Under this methodology, the actual swap was effective when compared to the hypothetical hedge.

For the three-month period ended April 2, 2006, the Company recorded changes in the fair value of the Swap amounting to $2,169 thousand, under other comprehensive income in the accompanying condensed consolidated financial statements. In addition, during the same period, the Company recognized interest income of $367 thousand, which represents the differences between fixed and variable rates.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

6. Accrued Severance Benefits

Almost all of the accrual for severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standard Act of Korea, employees and most executive officers with one or more years of service are entitled upon the termination of their employment to severance benefits based on their length of service and rate of pay. As of April 2, 2006, 95% of all employees of the Company were eligible for severance benefits.

Changes in the carrying value of accrued severance benefits for the three-month periods ended April 2, 2006 and April 3, 2005 are as follows:

	Three months ended
	April 2, 2006	April 3, 2005
Beginning balance	$56,967	$52,925
Provisions	3,037	3,656
Transferred from acquired company	—	196
Severance payments	(2,858)	(2,756)
Effect of foreign currency translation and other	2,103	1,216

Ending balance	59,249	55,237

Less: Cumulative contributions to the National Pension Fund	(890)	(1,189)
Group Severance insurance plan	(943)	(997)

	$57,416	$53,051

The severance benefits are funded approximately 3.09% and 3.95% as of April 2, 2006 and April 3, 2005, respectively, through our national pension fund and group severance insurance deposit plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

In addition, the Company expects to pay the following future benefits to its employees upon their normal retirement age:

Severance benefit
2006 – 2008	$—
2009	73
2010	213
2011 – 2015	1,855

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

7. Series B Redeemable Convertible Preferred Units

Changes in series B redeemable convertible preferred units for the three month periods ended April 2, 2006 and April 3, 2005 were as follows:

	Three months ended
	April 2, 2006		April 3, 2005
	Units	Amounts	Units	Amounts
Beginning of period	93,997	$106,462	93,997	$96,534
Accrual of preferred dividends		2,633		2,395

End of period	93,997	$109,095	93,997	$98,929

The Series B redeemable convertible preferred units were issued to the original purchasers of the Company in 2004. Holders of Series B receive dividends which are cumulative, whether or not earned or declared by the board of directors. The cumulative cash dividends accrue at the rate of 10% per unit per annum on the Series B original issue price, compounded semi-annually. Such dividends are payable in semi-annual installments in arrears commencing March 15, 2005.

8. Earnings per Unit

The following table illustrates the computation of basic loss per common unit for the three-month periods ended April 2, 2006 and April 3, 2005:

	Three months ended
	April 2, 2006	April 3, 2005
Net loss	$(3,891)	$(31,278)
Dividends to preferred unitholders	2,633	2,395

Net loss attributable to common units	$(6,524)	$(33,673)

Weighted-average common units outstanding	53,104,521	52,533,003

Basic loss per unit	$(0.12)	$(0.64)

The following outstanding redeemable convertible preferred units issued, options granted and warrants issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effect on the calculation:

	Three months ended
	April 2, 2006	April 3, 2005
Redeemable convertible preferred units	93,997	93,997
Options	4,136,580	3,066,678
Warrant	5,079,254	5,079,254

In connection with the acquisition of our business from Hynix Semiconductor Inc. on October 6, 2004, by Citigroup Venture Capital Equity Partners, L.P., or CVC, Francisco Partners L.P., or Francisco Partners, CVC Asia Pacific Limited, or CVC Asia Pacific (the “Original Acquisition”), the Company issued a warrant to Hynix which enables Hynix to purchase 5,079,254 common units of the Company at an exercise price of $1.00 per unit. This warrant expires on October 6, 2006.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

9. Equity Incentive Plans

The company adopted two equity incentive plans effective October 6, 2004 and March 21, 2005, respectively, which are administered by a Committee designated by the board of directors. Employees, consultants and non-employee directors are eligible for the grant of options to purchase the Company’s common units or restricted common units subject to terms and conditions determined by the Committee. The term of options in no event exceed ten years from the date of grant. As of April 2, 2006, an aggregate maximum of 7,490,864 common units were authorized and reserved for all future and outstanding grants of options.

Unit options are generally granted with exercise prices of not less than the fair market value of our common units on the grant date. Generally, options vest and become exercisable in periodic installments, with 25% of the options vesting on the first anniversary of the grant date or the date of employment, whichever is later, and 6.25% of options vesting on the last day of each calendar quarter thereafter. In most cases, the requisite service period, or the period during which a grantee is required to provide service in exchange for option grants, coincides with the vesting period.

Restricted units are issued upon the exercise of certain options to purchase restricted common units. Restricted units issued are subject to restrictions which generally lapse in installments over a four-year period.

The following summarizes unit option and restricted unit activities for the three months ended April 2, 2006:

	Number of restricted units	Number of options	Weighted average exercise price (in US dollar)	Weighted average remaining contractual life
Outstanding at January 1, 2006	1,726,062	3,780,643	1.6
Granted	—	570,500	1.4
Exercised	—	38,875	1.9
Forfeited	—	175,688	2.1
Released from restriction	156,631	—

Outstanding at April 2, 2006	1,569,431	4,136,580	1.5	8.9 years

Exercisable at April 2, 2006	n/a	1,005,944	1.6	8.4 years

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment (revised 2004). As the Company elected to use the modified prospective application method, no restatement was made to the condensed consolidated statements of operations for prior interim periods or fiscal years. Under SFAS 123(R), the Company is required to measure compensation cost for all unit-based awards at fair value on the date of grant and recognize compensation expense over the grantee’s requisite service period. As permitted under SFAS No. 123(R), the Company elected to recognize compensation expense for all options with graded vesting based on the graded attribution method.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Total compensation expense for the three months ended April 2, 2006 was $74 thousand and $449 thousand of total unrecognized compensation cost is expected to be recognized over a weighted average future period of 1.6 years.

Prior to the first quarter of 2006, the Company accounted for its unit-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. The following presents pro forma net loss and per unit data as if the fair value based method had been applied to account for the unit-based compensation for three months ended April 3, 2005:

Three months ended April 3, 2005
As reported net loss	$(31,278)
Add: Amortization of non-cash deferred unit compensation expense determined under the intrinsic value method as reported in net loss, net of tax	—
Deduct: Total unit-based compensation expense determined under the fair value method for all awards, net of tax	(134)

Pro forma net loss	$(31,412)

Pro forma loss per unit	$(0.64)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The weighted average grant-date fair value of options granted during the first quarter of 2006 and 2005 were $0.24 and $0.22, respectively.

The following summarizes assumptions used in the Black-Scholes option-pricing model (average-weight):

	Three months ended
	April 2, 2006	April 3, 2005
Expected term	2.5 years	2.0 years
Risk-free interest rate	4.6%	2.8%
Expected volatility	49.0%	61.9%
Expected dividends	—	—

The expected term of each option grant was based on employees’ expected exercises and post-vesting employment termination behavior and the risk free interest rate was based on the U.S. Treasury yield curve for the period corresponding with the expected term at the time of grant. The expected volatility was estimated using historical volatility of share prices of similar public entities. No dividends were assumed for this calculation of option value.

The total cash received from employees as a result of option exercise was $74 thousand for the three months ended April 2, 2006. None of the options exercised during this period had any intrinsic value.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

10. Restructuring

In 2005, certain liabilities were incurred in connection with the divesture of the Company’s application processor business to ABOV Semiconductor Co., Ltd. under SFAS No. 146 Accounting for Costs Associated with Exit or disposal Activities. The application processor business was subsequently sold in the first quarter of 2006 and no additional restructuring charges were recorded during the same quarter. As of April 2, 2006, the remaining liabilities were $1,543 thousand, which are expected to be paid out within the year of 2006.

Assets held-for-sale

In connection with the sale of application processor business, the Company identified and segregated related tangible and intangible assets as “held-for-sale” and ceased depreciating and amortizing for such assets. As of April 2, 2006, the remaining amount of held-for-sale assets was $4,332 thousand in total.

11. Comprehensive Income

Comprehensive income for the three-month periods ended April 2, 2006 and April 3, 2005 are as follows:

	Three months ended
	April 2, 2006	April 3, 2005
Net loss	$(3,891)	$(31,278)
Fair valuation of derivatives	2,169	—
Foreign currency translation effect and others	3,747	4,847

Comprehensive income (loss)	$2,025	$(26,431)

12. Condensed Consolidating Financial Statements

The senior secured credit facility and Second Priority Senior Secured Notes are each fully and unconditionally guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor (Shanghai) Company Limited. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited. Below are condensed consolidating balance sheets as of April 2, 2006 and December 31, 2005 and condensed consolidating statements of operations and of cash flows for the three months ended April 2, 2006 and April 3, 2005 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended April 2, 2006

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$208,428	$98,794	$(94,079)	$213,143
Cost of sales	—	—	172,443	92,364	(91,992)	172,815

Gross profit	—	—	35,985	6,430	(2,087)	40,328

Selling, general and administrative expenses	33	248	18,657	2,593	—	21,531
Research and development expenses	—	—	28,742	3,412	(2,236)	29,918

Operating income (loss)	(33)	(248)	(11,414)	425	149	(11,121)

Other income (expenses)	—	4,315	11,210	(6,021)	—	9,504

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(33)	4,067	(204)	(5,596)	149	(1,617)

Income tax expenses	—	41	—	2,233	—	2,274

Income (loss) before equity in earnings (loss) of related investment	(33)	4,026	(204)	(7,829)	149	(3,891)

Earnings (loss) of related investment	(3,858)	(6,741)	—	(496)	11,095	—

Net income (loss)	$(3,891)	$(2,715)	$(204)	$(8,325)	$11,244	$(3,891)

Dividends accrued on preferred units	2,633	—	—	—	—	2,633

Net loss attributable to common units	$(6,524)	$(2,715)	$(204)	$(8,325)	$11,244	$(6,524)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended April 3, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$207,965	$93,622	$(88,197)	$213,390
Cost of sales	—	—	186,720	89,502	(88,784)	187,438

Gross profit	—	—	21,245	4,120	587	25,952

Selling, general and administrative expenses	3	220	25,361	2,560	335	28,479
Research and development expenses	—	—	26,434	—	(335)	26,099

Operating income (loss)	(3)	(220)	(30,550)	1,560	587	(28,626)

Other income (expenses)	3	(8,162)	692	7,167	—	(300)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	—	(8,382)	(29,858)	8,727	587	(28,926)

Income tax expenses	—	27	—	2,325	—	2,352

Income (loss) before equity in earnings (loss) of related investment	—	(8,409)	(29,858)	6,402	587	(31,278)

Earnings (loss) of related investment	(31,278)	(23,005)	—	(30,933)	85,216	—

Net income (loss)	$(31,278)	$(31,414)	$(29,858)	$(24,531)	$85,803	$(31,278)

Dividends accrued on preferred units	2,395	—	—	—	—	2,395

Net loss attributable to common units	$(33,673)	$(31,414)	$(29,858)	$(24,531)	$85,803	$(33,673)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

April 2, 2006

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$249	$458	$53,901	$33,984	$—	$88,592
Restricted cash	—	—	1,093	—	—	1,093
Accounts receivable, net	—	—	131,757	41,626	(76,992)	96,391
Inventories, net	—	—	74,865	7,956	(1,198)	81,623
Other receivables	35,089	718	9,831	20,383	(54,777)	11,244
Other current assets	—	32,094	12,870	11,200	(42,831)	13,333

Total current assets	35,338	33,270	284,317	115,149	(175,798)	292,276

Property, plant and equipment, net	—	—	473,726	1,332	—	475,058
Intangible assets, net	—	—	161,060	25,093	—	186,153
Investments in subsidiaries	27,813	(41,860)	—	147,459	(133,412)	—
Long-term inter-company loans	—	778,023	—	621,311	(1,399,334)	—
Other non-current assets	—	25,799	44,911	10,846	(25,452)	56,104

Total assets	$63,151	$795,232	$964,014	$921,190	$(1,733,996)	$1,009,591

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$64,929	$76,833	$(76,992)	$64,770
Other accounts payable	1,000	440	61,571	19,690	(54,777)	27,924
Accrued expenses	—	11,700	28,652	34,730	(39,609)	35,473
Other current liabilities	—	204	3,297	5,903	(3,222)	6,182

Total current liabilities	1,000	12,344	158,449	137,156	(174,600)	134,349

Long-term borrowings	—	750,000	621,311	778,023	(1,399,334)	750,000
Accrued severance benefits, net	—	—	57,122	294	—	57,416
Other non-current liabilities	—	—	3,802	27,325	(25,452)	5,675

Total liabilities	1,000	762,344	840,684	942,798	(1,599,386)	947,440

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

April 2, 2006

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non-Guarantors	Guarantors	Eliminations	Consolidated
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	109,095	—	—	—	—	109,095

Total redeemable convertible preferred units	109,095	—	—	—	—	109,095

Unitholders’ equity
Common units	53,130	102,986	39,005	55,773	(197,764)	53,130
Additional paid-in capital	2,279	1,027	155,212	74,580	(230,819)	2,279
Accumulated deficit	(136,616)	(105,645)	(99,870)	(180,363)	385,878	(136,616)
Accumulated other comprehensive income	34,263	34,520	28,983	28,402	(91,905)	34,263

Total unitholders’ equity (deficit)	(46,944)	32,888	123,330	(21,608)	(134,610)	(46,944)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$63,151	$795,232	$964,014	$921,190	$(1,733,996)	$1,009,591

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	106,462	—	—	—	—	106,462

Total redeemable convertible preferred units	106,462	—	—	—	—	106,462

Unitholders’ equity
Common units	53,092	102,986	39,005	58,364	(200,355)	53,092
Additional paid-in capital	2,169	1,027	155,212	71,989	(228,228)	2,169
Accumulated deficit	(130,092)	(102,930)	(99,666)	(172,038)	374,634	(130,092)
Accumulated other comprehensive income	28,347	28,527	25,248	24,530	(78,305)	28,347

Total unitholders’ equity	(46,484)	29,610	119,799	(17,155)	(132,254)	(46,484)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$60,978	$783,351	$992,826	$914,595	$(1,711,103)	$1,040,647

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 2, 2006

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(3,891)	$(2,715)	$(204)	$(8,325)	$11,244	$(3,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	49,240	1,064	—	50,304
Provision for severance benefits	—	—	3,014	23	—	3,037
Amortization of debt issuance costs	—	648	222	—	—	870
(Gain) loss on foreign currency translation, net	—	(3,825)	(25,979)	4,046	—	(25,758)
Unit-based compensation	—	—	68	6	—	74
Earnings (loss) of related investment	3,858	6,741	—	496	(11,095)	—
Other	—	—	168	(214)	—	(46)
Changes in operating assets and liabilities:
Accounts receivable	—	—	4,465	14,128	2,319	20,912
Inventories	—	—	10,706	(285)	(111)	10,310
Other receivables	(1)	—	(1,728)	(115)	658	(1,186)
Accounts payable	—	—	(32,937)	1,961	(2,319)	(33,295)
Other accounts payable	—	—	(10,483)	340	(658)	(10,801)
Accrued expenses	—	8,561	3,104	8,385	(14,547)	5,503
Other current assets	—	(9,711)	(2,302)	(5,291)	15,359	(1,945)
Other current liabilities	—	41	(593)	(3,400)	(812)	(4,764)
Payment of severance benefits	—	—	(2,858)	—	—	(2,858)
Other	—	(123)	2,852	(693)	—	2,036

Net cash provided by (used in) operating activities	(34)	(383)	(3,245)	12,126	38	8,502

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 2, 2006

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(13,237)	(304)	—	(13,541)
Purchase of intangible assets	—	—	(698)	—	—	(698)
Proceeds from disposal of plant, property and equipment	—	—	2,109	18	—	2,127
Proceeds from disposal of intangible assets	—	—	2,755	—	—	2,755
Decrease in restricted cash	—	—	1,849	—	—	1,849
Other	—	—	(559)	22	—	(537)

Net cash used in investing activities	—	—	(7,781)	(264)	—	(8,045)

Cash flows from financing activities:
Exercise of unit options	74	—	—	—	—	74

Net cash provided by financing activities	74	—	—	—	—	74
Effect of exchange rate on cash and cash equivalents	—	—	1,492	33	(38)	1,487
Net increase (decrease) in cash and cash equivalents	40	(383)	(9,534)	11,895	—	2,018

Cash and cash equivalents:
Beginning of the period	209	841	63,435	22,089	—	86,574

End of the period	$249	$458	$53,901	$33,984	$—	$88,592

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 3, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(31,278)	$(31,414)	$(29,858)	$(24,531)	$85,803	$(31,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	54,974	332	—	55,306
Provision for severance benefits	—	—	3,651	5	—	3,656
Amortization of debt issuance costs	—	660	202	—	—	862
(Gain) loss on foreign currency translation, net	—	8,267	(15,463)	(7,666)	—	(14,862)
Earnings (loss) of related investment	31,278	23,005	—	30,933	(85,216)	—
Other	—	—	175	8	—	183
Changes in operating assets and liabilities:
Accounts receivable	—	—	3,061	(1,691)	(4,914)	(3,544)
Inventories	—	—	15,104	411	(600)	14,915
Other receivables	(241)	826	64,527	1,165	(585)	65,692
Accounts payable	—	—	(2,223)	(5,293)	4,914	(2,602)
Other accounts payable	(1,162)	183	(65,105)	(1,867)	585	(67,366)
Accrued expenses	—	9,440	565	8,002	(20,023)	(2,016)
Other current assets	—	(8,197)	(1,036)	(11,223)	20,023	(433)
Other current liabilities	—	27	(2,811)	583	—	(2,201)
Payment of severance benefits	—	—	(2,756)	—	—	(2,756)
Other	—	—	(31,284)	28,612	—	(2,672)

Net cash provided by (used in) operating activities	(1,403)	2,797	(8,277)	17,780	(13)	10,884

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 3, 2005

	MagnaChip Semiconductor LLC (Parent)	MagnaChip Semiconductor Finance Company & MagnaChip Semiconductor S.A. (Co-Issuers)	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(12,436)	(8)	—	(12,444)
Purchase of intangible assets	—	—	(537)	—	—	(537)
Acquisition of business	—	—	—	(14,581)	—	(14,581)
Increase in inter-company loans	—	(1,009)	—	(15,010)	16,019	—
Decrease in restricted cash	—	—	5,779	—	—	5,779
Other	—	—	47	3	—	50

Net cash used in investing activities	—	(1,009)	(7,147)	(29,596)	16,019	(21,733)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	—	—	13,898	(13,898)	—
Proceeds from long-term borrowings	—	—	1,014	1,009	(2,023)	—
Repayment of short-term borrowings	—	—	(759)	(12,797)	—	(13,556)
Other	—	(183)	(180)	—	—	(363)

Net cash provided by (used in) financing activities	—	(183)	75	2,110	(15,921)	(13,919)
Effect of exchange rate on cash and cash equivalents	—	—	704	(115)	(85)	504
Net increase (decrease) in cash and cash equivalents	(1,403)	1,605	(14,645)	(9,821)	—	(24,264)

Cash and cash equivalents:
Beginning of the period	2,386	3,201	29,671	23,138	—	58,396
Net increase in cash and cash equivalents from changes of consolidated subsidiaries	—	—	—	1,558	—	1,558

End of the period	$983	$4,806	$15,026	$14,875	$—	$35,690

PART I. Financial Information – (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors set forth elsewhere in this Form 10-Q and in prior Company public filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings. These forward–looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. The Company’s management cautions that forward–looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward–looking statements. The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes included elsewhere in this Form 10-Q. While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company’s quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward–looking statement in light of future events.

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

Results of Operations

	Three months ended April 2, 2006		Three months ended April 3, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$213.1	100.0	$213.4	100.0	(0.3)	(0.1)
Cost of sales	172.8	81.1	187.4	87.8	(14.6)	(7.8)

Gross profit	40.3	18.9	26.0	12.2	14.3	55.0

Selling, general and administrative expenses	21.5	10.1	28.5	13.4	(7.0)	(24.6)
Research and development expenses	29.9	14.0	26.1	12.2	3.8	14.6

Operating loss	(11.1)	(5.2)	(28.6)	(13.4)	17.5	(61.2)
Interest expense, net	(14.7)	(6.9)	(13.9)	(6.5)	(0.8)	5.8
Foreign currency gain, net	24.2	11.4	13.6	6.4	10.6	77.9

Loss before income taxes	(1.6)	(0.7)	(28.9)	(13.5)	27.3	(94.5)
Income tax expenses	2.3	1.1	2.4	1.1	(0.1)	(4.2)

Net loss	$(3.9)	(1.8)	$(31.3)	(14.6)	27.4	(87.5)

Net Sales. Net sales of $213.1 million for the three-month period ended April 2, 2006 were flat from $213.4 million for the three-month period ended April 3, 2005. Most of our revenue is derived from consumer driven markets that have historically experienced seasonally slow first quarter demand.

Revenues from our core business for the three months ended April 2, 2006 was $197.7 million, an increase of $19.8 million or 11.1% from $177.9 million for the three months ended April 3, 2005. This increase was driven primarily by semiconductor manufacturing services due to new customer design wins and overall increase in market demand. Our imaging solution revenue decreased year over year, as we repositioned our product mix from VGA to megapixel products.

Cost of Sales. Cost of sales was $172.8 million during the current quarter, a decrease of $14.6 million or 7.8% from $187.4 million in the prior-year quarter. Cost of sales for the first quarter of 2005 included a non-cash charge of $4.5 million for the write up of inventory to fair market value associated with the Original Acquisition. Excluding this charge, the decrease in cost of sales in the current quarter was primarily due to reduction in variable costs as a result of ongoing cost control. Cost of sales as a percentage of net sales decreased by 670 basis points to 81.1% in the current-year period from 87.8% in the prior-year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $21.5 million or 10.1% of net sales for the three months ended April 2, 2006 compared to $28.5 million or 13.4% for the three months ended April 3, 2005. The decrease of $7.0 million or 24.6% from the prior year quarter was primarily attributable to lower amortization of intangible assets from the sale of our application processor business in the first quarter of 2006 as well as decreased professional service fees as a result of operational efficiency and infrastructure improvements.

Research and Development Expenses. Research and development expenses for the current quarter were $29.9 million, an increase of $3.8 million or 14.6% from $26.1 million for the prior year quarter. This increase in research and development expenses was mainly attributable to our reinforcement of research and development activity worldwide through mergers and acquisitions to support next generation technology and product. As a percentage of net sales, research and development expense increased to 14.0% during the first quarter of 2006 from 12.2% in the first quarter of 2005.

Operating Loss. Operating loss for the three-month period ended April 2, 2006 was $11.1 million, a $17.5 million or 61.2% improvement from the operating loss of $28.6 million for the three-month period ended April 3, 2005. Operating loss as a percentage of net sales was 5.2% and 13.4% in the first quarter of 2006 and 2005, respectively.

Net Interest Expense. Net interest expense was $14.7 million during the three-month period ended April 2, 2006, an increase of $0.8 million from $13.9 million for the three-month period ended April 3, 2005. The increase in net interest expense was primarily due to an increase in the interest rate on our floating rate second priority senior secured notes of $300.0 million. This floating interest rate was effectively converted to a fixed interest rate through an interest rate swap entered in the second quarter of 2005. As a result, we are not exposed to changes in interest rates with respect to such notes until the interest rate swap is unwound on June 15, 2008. Refer to “Note 5. Long-term Borrowings” for details.

Income Tax Expense. Income tax expense for the current quarter was relatively flat at $2.3 million compared to income tax expense of $2.4 million for the same quarter of 2005. Our income tax expense is mostly composed of withholding tax on the interest paid by one of our subsidiaries to its parent company. Due to the uncertainty of utilization for foreign tax credits, we treated this withholding tax as a current tax expense.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the notes and, if drawn upon, the senior credit facility, to invest in research and development and capital equipment expenditures. We anticipate that operating cash flow, together with available borrowing capacity under our senior credit facility, will be sufficient to meet our working capital needs, our research and development, capital expenditures and service requirements on our debt obligations for the foreseeable future. As of April 2, 2006, we had total long-term debt outstanding of $750.0 million.

During the three-month period ended April 2, 2006, we generated cash from operating activities of $8.5 million, a $2.4 million or 22.0% decrease from operating cash inflow of $10.9 million during the first quarter of 2005. The operating cash inflows for the current quarter reflected our net loss of $3.9 million adjusted by non-cash items of $28.5 million which included depreciation, amortization, and foreign currency gain. These inflows from such non-cash items were partially offset by cash outlays of $16.1 million mainly due to an increase in working capital during the current quarter.

Our working capital balance was $157.9 million as of April 2, 2006 compared to $141.4 million as of December 31, 2005. The increase of $16.5 million or 11.7% was driven by a reduction of $29.1 million in accounts payable, representing a decline in the days of accounts payable from 63 to 49. This increase of working capital balance was partially offset by a decrease of $15.7 million in accounts receivable due to lower net sales in the current quarter.

For investing activities, we used cash of approximately $8.0 million for the three months ended April 2, 2006. This cash outlay principally represented $14.2 million of capital expenditures on tangible and intangible assets, partially offset by a cash inflow from the sale of our application processor business. During the prior year quarter, the net cash outlay for investing activities was $21.7 million.

For the three months ended April 2, 2006, there were no significant financing activities, while in the first quarter of 2005, we used approximately $13.9 million to repay short-term borrowings.

Capital Expenditures. For the three months ended April 2, 2006, capital expenditures of $14.2 million was comparable to $13.0 million for the three months ended April 3, 2005. We will continue to manage the timing of our capital expenditures to support the growth of business from new customers and to optimize return on our investment.

Future Financing Activities. Our primary future capital requirements include funding of our working capital needs, meeting our required debt payments, and funding of research and development as well as capital equipment expenditures. Going forward, we expect to expand our research and development headcount and make investments in advanced software and hardware design tools that will enhance our design productivity. In addition, we plan to add design centers in key geographical locations near our strategic customers. We anticipate that our operating cash flows, together with available borrowings under our senior credit facility, will be sufficient to meet these capital requirements for the foreseeable future.

From time to time, we may need to incur additional debt or issue equity to make strategic acquisitions of investments. However, we cannot assure you that such financing will be available to us on acceptable terms or that such financing will be available at all.

Contractual Obligations

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations as of April 2, 2006.

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter	Interest expense
	(in millions of US dollars)
Revolving credit facility	—	—	—	—	—	—	—
Secured notes and subordinated notes(*)	750.0	—	—	—	—	—	750.0
Operating lease	57.5	9.1	12.1	12.1	12.1	12.1	—
Others	11.8	6.7	5.4	0.2	—	—	—	(0.5)

(*)	Excludes interest obligations on notes.

The Floating Rate Second Priority Senior Secured Notes of $300 million and Second Priority Senior Secured Notes of $200 million mature in 2011, while the Senior Subordinated Notes of $250 million mature in 2014. Interest rates are 3 month LIBOR + 3.25%, 6 7/8% and 8%, respectively. These notes will be paid in full upon maturity.

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

Unit-based Compensation Expense

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment (revised 2004). As the Company elected to use the modified prospective application method, no restatement was made to our consolidated statements of operations for prior interim periods or fiscal years. Under SFAS 123(R), the Company is required to measure compensation costs for all unit-based awards at fair value on the date of grant and recognize associated compensation expense over the grantee’s requisite service period. As permitted under SFAS No. 123(R), the Company elected to recognize compensation expenses for all options with graded vesting using a graded attrition method. Total compensation expense for the Company’s unit options during the first quarter of 2006 was $74 thousand. Total pro forma compensation expense during the prior year quarter was $134 thousand.

Off-Balance Sheet Arrangements

On December 23, 2004, two of the Company’s subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of such senior secured credit line as of April 2, 2006 and December 31, 2005 were $85.9 million and $83.0 million, respectively. The utilized portions of the credit line are related to the issuance of letters of credit rather than cash drawdowns.

Other than the senior credit facility, there are no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

In February 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting. Specifically, this Statement allows fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of this Statement will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement supersedes APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting for a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard has no impact on our financial statements.

In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment (revised 2004). This revision affects current practice in a number of ways, including the elimination of the alternative to use the intrinsic value method of accounting from Accounting Principles Board (“APB”) Opinion No. 25 that was provided in FASB Statement No.123 as originally issued. Pursuant to this statement, companies are required to record stock option expenses in its financial statements based on a fair value methodology. This statement became effective and impacted the Company on January 1, 2006. The Company has determined there are no material impacts on its financial statements as a result of the adoption of this FASB Statement.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date for the Company was January 1, 2005, and there was no material impact on its financial statements resulting from this FASB Statement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make significant judgments and estimates that affect our financial position and results of operations.

Revenue Recognition

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payment. If the financial condition of our customers were to deteriorate, additional allowances may be required. The establishment of reserves for sales discounts is based on management judgment that requires significant estimates of a variety of factors, including forecasted demand, returns and industry pricing assumptions. We record warranty liabilities for the estimated costs that may be incurred under our limited warranty. This warranty covers product defects based on compliance to our specifications and is normally applicable for twelve months from the date of purchase. These liabilities are recorded when related revenue is recognized. Warranty costs include the costs to replace the defective product. Factors that affect our warranty liability include the historical and anticipated rate of warranty claims on those repairs and the cost per claim to satisfy our warranty obligations. As these factors are impacted by actual experience and future expectations, we periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Inventory Valuation

Inventories are stated at the lower of cost or market, using the average cost method, which approximates the first in, first out method. If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories under cost of sales. We estimate the net realizable value for such finished goods and work-in-progress based on current invoice prices. Inventory reserves are established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes. Reserves are also established for excess inventory based on inventory levels in excess of six months of projected demand, as judged by management, for each specific product.

Useful Lives of Tangible and Intangible Assets

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and related structures are depreciated over the 10 to 40 year periods. Machinery, equipment and other assets including vehicles are depreciated over the estimated useful lives ranging 5 to 10 years.

Our intellectual property assets represent rights under patents, trademarks and property use rights and are amortized over the periods of benefit, ranging up to 10 years, on a straight-line basis.

Impairment of Long-Lived Assets

The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by comparison of its carrying amount with the future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impaired amount is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows generated by the respective long-lived assets. The Company performs reviews for possible impairment of its wafer fabrication facilities and related asset group.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

We established valuation allowances for deferred tax assets at most of our subsidiaries since, other than with respect to one particular subsidiary, it is not probable that a majority of the deferred tax assets will be realizable. The valuation allowance at this particular subsidiary was not set up since it is expected that the deferred tax assets at this subsidiary will be deemed realizable based on the current prospects for its future taxable income.

Unit-based Compensation

In 2006, we adopted SFAS No. 123(R) using the modified prospective application method and began to account for unit-based compensation based on a fair value method. Under the provision of SFAS No. 123(R), unit-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense over the requisite service period of the award. Consistent with prior-period pro forma presentation under SFAS No. 123, we use the Black-Scholes option pricing model to value options. In developing assumptions for fair value calculation under SFAS No. 123(R), we use estimates based on historical data and market information. A small change in the assumptions used in the estimate can cause a relatively significant change in the fair value calculation.

The valuation of our common unit is based on an independent appraisal from a third party and updated reflecting the changes in our financial results and prospects. Determination of the fair value of our common units involves complex and subjective judgments. If we make different judgment or adopt different assumptions, material differences could result in the timing and amount of the unit-based compensation expenses recorded because the estimated fair value of the underlying units for the options granted would be different.

Contingencies and Litigation

We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. In such case, we accrue a liability and charge operations for the estimated costs of adjudication or settlement of the applicable asserted and unasserted claims existing as of the balance sheet date.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at April 2, 2006 for our Korean subsidiary, a 10% devaluation of the Korean Won against the U.S. dollar would have resulted in a decrease of $5.0 million in our U.S. dollar financial instruments balance and cash balance.

Interest Rate Risk. The $200 million 6 7/8% Second Priority Senior Secured Notes due 2011 and the $250 million 8% Senior Subordinated Notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at April 2, 2006, we estimate that we would have additional interest expense costs over the market rate of $2.7 million for the three months ended April 2, 2006. . The fair value of these fixed rate notes would have decreased by $9.8 million or increased by $10.2 million with a 10% increase or decrease in the interest rate, respectively.

Cash Flow Interest Rate Risk. In 2005, the Company entered into an interest rate swap agreement to convert the variable interest rate on our Floating Rate Second Priority Senior Secured Notes to a fixed interest rate for the periods to maturity date of June 2008. With this interest rate swap, cash flow interest rate risk was replaced with exposure to interest rate risk. For details, refer to “Note 5. Long-term Borrowings.”

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our current fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

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

If we were to lose key customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 200 customers in the three-month period ended April 2, 2006, net sales to our 10 largest customers represented approximately 60.4% of our net sales for the period. We had one individual customer and one group of affiliated customers that each represented greater than 10% of our net sales during the three-month period ended April 2, 2006. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high-volume devices within a short period of time would adversely affect our business.

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

As of May 1, 2006, approximately 62% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We cannot assure you that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience significant work stoppages in future years or that we will not record significant charges related to those work stoppages.

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

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although we have never received any notices of infringement of a third party patent, we cannot assure you that third parties will not tender notices of patent infringement or assert infringement claims against us in the future. Litigation, which could result in substantial costs to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend against claimed infringement of the rights of others. In the event of an adverse outcome in any such litigation, we may be required to pay substantial damages, indemnify customers or licensees for damages they may suffer if the products they purchase from us or the technology they license from us violate the intellectual property rights of others; stop our manufacture, use, sale or importation of infringing products; expend significant resources to develop or acquire non-infringing technologies; discontinue processes; or obtain licenses to the intellectual property we are found to have infringed. We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms, or at all.

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

Our company organizational structure is based, in part, on assumptions about the various tax laws, including withholding tax, and other laws of applicable non-U.S. jurisdictions. In addition, MagnaChip Korea was granted a limited tax-holiday under Korean law in October 2004, which provides for certain tax exemptions for corporate taxes, withholding taxes, acquisition taxes, property and land taxes and other taxes for five years. Our interpretations and conclusions are not binding on any taxing authority, and, if our assumptions about tax and other laws are incorrect or if the authorities were to change or modify the relevant laws, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our company organizational structure materially impaired.

A limited number of persons indirectly control us.

CVC, Francisco Partners, and CVC Asia Pacific own approximately 34%, 34% and 18%, respectively, of the outstanding voting interests in MagnaChip. By virtue of their ownership of these voting interests, and the securityholders’ agreement among MagnaChip and its unitholders, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the unitholders for approval, including the election of a majority of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets.

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

Prior to the Original Acquisition, we operated as a division of Hynix. Historical financial information for periods prior to September 30, 2004, was derived from Hynix’s consolidated financial statements, has been presented on a carve-out basis and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. As carve-out financial statements, the financial statements include allocations of the costs of shared activities and overhead of Hynix and of intangible assets and property, plant and equipment shared with Hynix. These allocations are based upon various assumptions and estimates, some of which are subjective. Actual results of our operations had we operated on a stand-alone basis, may differ from those allocations and estimates. Also, as part of the Original Acquisition we did not acquire certain assets that were included in the carve-out financial statements and we assumed certain additional costs and obligations that are not reflected in the carve-out financial statements. Accordingly, the carve-out financial statements should not be relied upon as being representative of our financial position or operating results had we operated on a stand-alone basis, nor may they be representative of our financial position or operating results following the Original Acquisition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended April 2, 2006, certain of our subsidiary’s employees and former employees exercised options to acquire an aggregate of 38,875.00 of our common units at an aggregate purchase price of $74,223.48. Because the offering transactions took place outside the U.S. and none of the optionees were U.S. persons, these securities were exempt from registration under Regulation S of the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders.

Effective January 19, 2006, Armando Geday was elected to the Board of Directors of the Company to serve at the discretion of the unitholders of the Company until his successor is duly elected and qualified, as permitted under the Company’s Third Amended and Restated Limited Liability Company Operating Agreement, by written consent of unitholders holding 41,840,446.51 common units of the Company constituting 78.8% of the then-outstanding common units of the Company.

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

MAGNACHIP SEMICONDUCTOR LLC

Dated:	May 15, 2006	By:	/s/ Youm Huh
Youm Huh
Chief Executive Officer and President

Dated:	May 15, 2006	By:	/s/ Robert J. Krakauer
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