Form 10-Q
period 2006-07-02
MAGNACHIP SEMICONDUCTOR LLC
filed 2006-08-14
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 1, 2006, the registrant had 52,720,784.0470 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	$197,613	$236,023	$410,756	$449,413
Cost of sales	177,342	175,619	350,157	363,057

Gross profit	20,271	60,404	60,599	86,356

Selling, general and administrative expenses	22,025	32,518	43,556	60,997
Research and development expenses	33,934	27,488	63,852	53,587
Restructuring and impairment charges	93,684	8,720	93,684	8,720

Operating loss	(129,372)	(8,322)	(140,493)	(36,948)

Other income (expenses)
Interest expense, net	(14,352)	(13,991)	(29,085)	(27,892)
Foreign currency gain (loss), net	14,520	(12,795)	38,757	806

Loss before income taxes	(129,204)	(35,108)	(130,821)	(64,034)

Income tax expenses (benefits)	2,859	(1,624)	5,133	728

Net loss	$(132,063)	$(33,484)	$(135,954)	$(64,762)

Dividends accrued on preferred units	2,706	2,478	5,339	4,873

Net loss attributable to common units	$(134,769)	$(35,962)	$(141,293)	$(69,635)

Net loss per common units
- Basic and diluted	$(2.54)	$(0.68)	$(2.66)	$(1.32)

Weighted average number of units
- Basic and diluted	53,098,537	52,981,901	53,101,546	52,755,012

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	July 2, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$86,488	$86,574
Restricted cash	1,118	2,837
Accounts receivable, net	95,990	112,053
Inventories, net	62,157	88,677
Other receivables	7,343	9,501
Other current assets	12,141	10,148

Total current assets	265,237	309,790

Property, plant and equipment, net	382,865	485,077
Intangible assets, net	153,367	191,389
Other non-current assets	57,120	54,391

Total assets	$858,589	$1,040,647

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$53,125	$93,911
Other accounts payable	25,109	35,368
Accrued expenses	28,547	28,968
Other current liabilities	4,719	10,102

Total current liabilities	111,500	168,349

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	58,958	55,124
Other non-current liabilities	6,137	7,196

Total liabilities	926,595	980,669

Commitments and contingencies
Series A redeemable convertible preferred units; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at July 2, 2006 and December 31, 2005	—	—
Series B redeemable convertible preferred units; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at July 2, 2006 and December 31, 2005	111,801	106,462

Total redeemable convertible preferred units	111,801	106,462

Unitholders’ equity
Common units; 65,000,000 units authorized; 52,720,784 units and 53,091,570 units issued and outstanding at July 2, 2006 and December 31, 2005, respectively	52,721	53,092
Additional paid-in capital	2,311	2,169
Accumulated deficit	(271,385)	(130,092)
Accumulated other comprehensive income	36,546	28,347

Total unitholders’ equity	(179,807)	(46,484)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$858,589	$1,040,647

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands of US dollars)

	Six months ended
	July 2, 2006	July 3, 2005
Cash flows from operating activities
Net loss	$(135,954)	$(64,762)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	102,509	106,784
Provision for severance benefits	5,357	8,126
Amortization of debt issuance costs	1,833	1,695
Gain on foreign currency translation, net	(42,367)	(1,345)
Impairment of long-lived assets	92,540	7,996
Other	465	(1,046)
Changes in operating assets and liabilities
Accounts receivable	25,007	(17,502)
Inventories	31,539	9,371
Other receivables	3,114	67,000
Deferred tax assets	839	(3,395)
Accounts payable	(47,177)	3,464
Other accounts payable	(15,996)	(75,382)
Accrued expenses	(2,088)	(4,948)
Other current assets	(821)	1,515
Other current liabilities	(5,570)	(4,092)
Long-term prepaid expenses	—	(4,878)
Payment of severance benefits	(4,559)	(6,864)
Other	1,798	543

Net cash provided by operating activities	10,469	22,280

Cash flows from investing activities
Purchase of plant, property and equipment	(19,332)	(18,299)
Purchase of intangible assets	(1,178)	(1,172)
Acquisition of business, net of cash acquired of $4,620 thousand	—	(11,831)
Proceeds from disposal of plant, property and equipment	2,202	113
Proceeds from disposal of intangible assets	2,794	112
Decrease in restricted cash	1,876	7,065
Other	(927)	1,577

Net cash used in investing activities	(14,565)	(22,435)

Cash flows from financing activities
Repayment of short-term borrowings	—	(13,369)
Exercise of unit options	82	514
Repurchase of common units	(414)	—
Other	—	(595)

Net cash used in financing activities	(332)	(13,450)
Effect of exchange rates on cash and cash equivalents	4,342	30

Net decrease in cash and cash equivalents	(86)	(13,575)

Cash and cash equivalents
Beginning of the period	86,574	58,396

End of the period	$86,488	$44,821

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the information required to be set forth therein. All inter-company accounts and transactions have been eliminated. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 31, 2006. The results of operations for the three-month and six-month periods ended July 2, 2006 are not necessarily indicative of the results to be expected for a full year or for any other periods.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of Statements of Financial Accounting Standards (“SFAS”) No. 109. FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that adoption of this Interpretation will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement addresses the accounting for recognized servicing assets and liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting. Specifically, this Statement allows fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of this Statement will have a material impact on its consolidated financial statements.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

2. Inventories

Inventories as of July 2, 2006 and December 31, 2005 consist of the following:

	July 2, 2006	December 31, 2005
Finished goods	$23,135	$28,414
Semi-finished goods and work-in-progress	46,221	60,095
Raw materials	6,565	5,814
Materials in-transit	1,984	1,966
Less: Valuation allowance	(15,748)	(7,612)

Inventories, net	$62,157	$88,677

3. Property, plant and equipment

Property, plant and equipment as of July 2, 2006 and December 31, 2005 comprise the following:

	July 2, 2006	December 31, 2005
Buildings and related structures	$159,191	$149,236
Machinery and equipment	342,751	472,388
Vehicles and others	37,435	32,438

	539,377	654,062
Less: Accumulated depreciation	(169,376)	(181,806)
Land	12,238	11,492
Construction in-progress	626	1,329

Property, plant and equipment, net	$382,865	$485,077

4. Intangible Assets

Intangible assets as of July 2, 2006 and December 31, 2005 are as follows:

	July 2, 2006	December 31, 2005
Technology	$20,874	$23,911
Customer relationships	167,821	193,958
Goodwill	15,095	15,095
Intellectual property assets	8,774	10,969
Less: Accumulated amortization	(59,197)	(52,544)

Intangible assets, net	$153,367	$191,389

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

5. Product Warranties

The Company records warranty liabilities for the estimated costs that may be incurred under its basic limited warranty in other current liabilities. This warranty covers defective products and related liabilities are accrued when product revenues are recognized. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims on those repairs and cost per claim to satisfy the Company’s warranty obligation. As these factors are impacted by actual experience and future expectations, the Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts when necessary.

Changes in accrued warranty liabilities are as follows:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Beginning balance	$1,027	$2,470	$1,036	$1,448
Addition to (reversal of) warranty reserve	(693)	1,878	(575)	3,018
Payments made	(140)	(1,357)	(308)	(1,518)
Translation adjustments	13	(66)	54	(23)

Ending balance	$207	$2,925	$207	$2,925

6. Long-term Borrowings

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

Details of long-term borrowings as of July 2, 2006 and December 31, 2005 are presented as below:

	Maturity	Annual interest rate (%)	Amount of principal
Floating Rate Second Priority Senior Secured Notes	2011	3 month LIBOR + 3.250	$300,000
6 7/8% Second Priority Senior Secured Notes	2011	6.875	200,000
8% Senior Subordinated Notes	2014	8.000	250,000

			$750,000

The senior secured revolving credit facility and Second Priority Senior Secured Notes are collateralized by substantially all of the assets of the Company. The notes will be paid in full upon maturity.

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Borrowings under the senior secured credit facility are subject to significant conditions, including compliance with financial ratios and other covenants and obligations.

As of July 2, 2006, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of July 2, 2006, the Company and its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of Second Priority Senior Secured Notes and Senior Subordinated Notes.

On July 26, 2006, the Company entered into the Fourth Amendment to Credit Agreement (as amended, the “Credit Agreement”), dated as of July 26, 2006 (the “Amendment”), with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders party thereto (the “Lenders”), UBS AG, Stamford Branch, as administrative agent and collateral agent (the “Agent”), and U.S. Bank National Association (“US Bank”).

Under the Amendment, among other things, (i) the Company agreed to furnish to the Agent and the Lenders monthly financial statements along with an officer’s certificate with respect to the occurrence of any events of default under the Credit Agreement, (ii) certain restrictions were imposed on the Company’s ability to make acquisitions and capital expenditures, (iii) the financial covenants set forth in Section 6.10 of the Credit Agreement were revised, (iv) the schedule of applicable margins under the Credit Agreement was revised, (v) the Lenders, the Agent and US Bank waived certain defaults and obligations, and (vi) the Agent consented to the Company’s voting in favor of increasing the share capital of one of the Company’s subsidiaries.

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

For the six-month period ended July 2, 2006, the Company recorded changes in the fair value of the Swap amounting to $3,310 thousand, under other comprehensive income in the accompanying condensed consolidated financial statements. In addition, during the same period, the Company recognized interest income of $1,045 thousand, which represents the differences between fixed and variable rates.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

7. Accrued Severance Benefits

Almost all of the accrual for severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standard Act of Korea, employees and most executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of July 2, 2006, 95% of all employees of the Company were eligible for severance benefits.

Changes in the carrying value of accrued severance benefits are as follows:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Beginning balance	$59,249	$55,237	$56,967	$52,925
Provisions	2,320	4,470	5,357	8,126
Transferred from acquired company	—	—	—	196
Severance payments	(1,701)	(4,108)	(4,559)	(6,864)
Effect of foreign currency translation and other	925	(1,729)	3,028	(513)

Ending balance	60,793	53,870	60,793	53,870

Less: Cumulative contributions to the National Pension Fund	(888)	(1,041)	(888)	(1,041)
Group Severance insurance plan	(947)	(940)	(947)	(940)

	$58,958	$51,889	$58,958	$51,889

The severance benefits are funded approximately 3.02% and 3.68% as of July 2, 2006 and July 3, 2005, respectively, through the Company’s national pension fund and group severance insurance deposit plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

In addition, the Company expects to pay the following future benefits to its employees upon their normal retirement age:

Severance benefit
2006 – 2008	$—
2009	75
2010	218
2011 – 2015	1,765

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

Changes in Series B for the three and six months ended July 2, 2006 are as follows:

	Three months ended
	July 2, 2006		July 3, 2005
	Units	Amount	Units	Amount
Beginning of period	93,997	$109,095	93,997	$98,929
Accrual of preferred dividends	—	2,706	—	2,478

End of period	93,997	$111,801	93,997	$101,407

	Six months ended
	July 2, 2006		July 3, 2005
	Units	Amount	Units	Amount
Beginning of period	93,997	$106,462	93,997	$96,534
Accrual of preferred dividends	—	5,339	—	4,873

End of period	93,997	$111,801	93,997	$101,407

The Series B were issued to the original purchasers of the Company in 2004. Holders of Series B receive dividends which are cumulative, whether or not earned or declared by the board of directors. The cumulative cash dividends accrue at the rate of 10% per unit per annum on the Series B original issue price, compounded semi-annually. Such dividends are payable in semi-annual installments in arrears commencing March 15, 2005.

9. Earnings per Unit

The following table illustrates the computation of basic and diluted loss per common unit for the three-month and six-month periods ended July 2, 2006 and July 3, 2005:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net loss	$(132,063)	$(33,484)	$(135,954)	$(64,762)
Dividends to preferred unitholders	2,706	2,478	5,339	4,873

Net loss attributable to common units	$(134,769)	$(35,962)	$(141,293)	$(69,635)

Weighted-average common units outstanding	53,098,537	52,981,901	53,101,546	52,755,012

Basic and diluted loss per unit	$(2.54)	$(0.68)	$(2.66)	$(1.32)

The following outstanding redeemable convertible preferred units issued, options granted and warrants issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effect on the calculation:

	July 2, 2006	July 3, 2005
Redeemable convertible preferred units	93,997	93,997
Options	5,107,886	3,589,580
Warrant	5,079,254	5,079,254

In connection with the acquisition of the Company’s business from Hynix Semiconductor Inc. on October 6, 2004, by Citigroup Venture Capital Equity Partners, L.P., or CVC, Francisco Partners L.P., or Francisco Partners, CVC Asia Pacific Limited, or CVC Asia Pacific (the “Original Acquisition”), the Company issued a warrant to Hynix which enables Hynix to purchase 5,079,254 common units of the Company at an exercise price of $1.00 per unit. This warrant has not been exercised and expires on October 6, 2006.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

10. Equity Incentive Plans

The Company adopted two equity incentive plans effective October 6, 2004 and March 21, 2005, respectively, which are administered by the Compensation Committee designated by the board of directors. Employees, consultants and non-employee directors are eligible for the grant of options to purchase the Company’s common units or restricted common units subject to terms and conditions determined by the Committee. The term of options in no event exceed ten years from the date of grant. As of July 2, 2006, an aggregate maximum of 7,890,864 common units were authorized and reserved for all future and outstanding grants of options.

Unit options are generally granted with exercise prices of no less than the fair market value of the Company’s common units on the grant date. Generally, options vest and become exercisable in periodic installments, with 25% of the options vesting on the first anniversary of the grant date and 6.25% of options vesting on the last day of each calendar quarter thereafter. In most cases, the requisite service period, or the period during which a grantee is required to provide service in exchange for option grants, coincides with the vesting period.

Restricted units are issued upon the exercise of certain options to purchase restricted common units. Restricted units issued are subject to restrictions which generally lapse in installments over a four-year period.

The following summarizes unit option and restricted unit activities for the six months ended July 2, 2006:

	Number of restricted units	Number of options	Weighted average exercise price (in US dollar)	Weighted average remaining contractual life
Outstanding at January 1, 2006	1,726,062	3,780,643	1.6
Granted	—	570,500	1.4
Exercised	—	38,875	1.9
Forfeited / Repurchased	—	175,688	2.1
Released from restriction	156,631	—

Outstanding at April 2, 2006	1,569,431	4,136,580	1.5

Granted	—	1,238,000	1.4
Exercised	—	2,813	2.9
Forfeited / Repurchased	409,348	263,881	1.3
Released from restriction	361,305	—

Outstanding at July 2, 2006	798,778	5,107,886	1.5	9.0 years

Exercisable at July 2, 2006	n/a	1,297,216	1.6	8.3 years

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Total compensation expense for the three and six months ended July 2, 2006 were $28 thousand and $102 thousand, respectively. As of July 2, 2006, total unrecognized compensation cost of $548 thousand is expected to be recognized over a weighted average future period of 1.7 years.

Prior to the first quarter of 2006, the Company accounted for its unit-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. The following presents pro forma net loss and per unit data as if the fair value based method had been applied to account for the unit-based compensation for three and six months ended July 3, 2005:

	Three months ended July 3, 2005	Six months ended July 3, 2005
As reported net loss	$(33,484)	$(64,762)
Add: Amortization of non-cash deferred unit compensation expense determined under the intrinsic value method as reported in net loss, net of tax	—	—
Deduct: Total unit-based compensation expense determined under the fair value method for all awards, net of tax	(84)	(218)

Pro forma net loss	$(33,568)	$(64,980)

Pro forma loss per unit	$(0.68)	$(1.32)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted during the specified periods and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Three months ended
	July 2, 2006	July 3, 2005
Grant-date fair value of options (in US dollar)	0.26	0.25
Expected term	2.2 Years	2.1 Years
Risk-free interest rate	5.0%	3.6%
Expected volatility	45.7%	57.0%
Expected dividends	—	—

	Six months ended
	July 2, 2006	July 3, 2005
Grant-date fair value of options (in US dollar)	0.25	0.22
Expected term	2.3 Years	2.1 Years
Risk-free interest rate	4.9%	3.0%
Expected volatility	46.7%	60.9%
Expected dividends	—	—

The expected term of each option grant was based on employees’ expected exercises and post-vesting employment termination behavior and the risk free interest rate was based on the U.S. Treasury yield curve for the period corresponding to the expected term at the time of grant. The expected volatility was estimated using historical volatility of share prices of similar public entities. No dividends were assumed for this calculation of option value.

The total cash received from employees as a result of option exercises was $8 thousand and $82 thousand for the three and six months ended July 2, 2006, respectively. None of the options exercised during these periods had any intrinsic value.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

11. Restructuring and Impairment Charges

Assets impairment

During the three months ended July 2, 2006, the Company recorded impairment charges of $92,540 thousand related to one of the Company’s fabrication facilities (the “Fab”) and certain related technology and customer-based intangible assets (the “asset group”) in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived assets.

SFAS 144 requires the Company to evaluate the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. From the fourth quarter of 2005 through the end of March 2006, the capacity utilization of the Fab had been under the level that the Company believes to be normal. This was primarily due to a transition in product mix coupled with a seasonal decrease in market demand, which the Company deemed to be temporary and recoverable. However, in the second quarter of 2006, the Company determined, based on revised forecasting, that the projected demand for certain of its products was significantly less than previously forecasted and that this decline was not temporary or seasonal. Therefore, the Company assessed whether there had been a material impairment on the asset group pursuant to SFAS 144 and recorded impairment charges based on such assessment. The net book value of the asset group before the impairment charges was approximately $185,985 thousand.

The impairment charge was measured as an excess of the carrying value of the asset group over its fair value. The fair value of the asset group was estimated using a present value technique, where expected future cash flows from the use and eventual disposal of the asset group were discounted by an interest rate commensurate with the risk of the cash flows.

Restructuring

During the three months ended July 2, 2006, the Company recorded restructuring charges of $1,144 thousand in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges were incurred in association with changes in certain of the Company’s management and related severance agreements.

Assets held-for-sale

In connection with the sale of the Company’s application processor business, which was finalized in January 2006, the Company identified and segregated related tangible assets as “held-for-sale” and ceased depreciating for such assets. As of July 2, 2006, the remaining amount of held-for-sale assets was $4,437 thousand in total.

12. Comprehensive Income

Comprehensive income is as follows:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net loss	$(132,063)	$(33,484)	$(135,954)	$(64,762)
Change in fair value of derivatives	1,141	—	3,310	—
Foreign currency translation effect	1,142	(2,232)	4,889	2,615

Comprehensive loss	$(129,780)	$(35,716)	$(127,755)	$(62,147)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

13. Condensed Consolidating Financial Statements

The senior secured credit facility and Second Priority Senior Secured Notes are each fully and unconditionally guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor (Shanghai) Company Limited. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited. Below are condensed consolidating balance sheets as of July 2, 2006 and December 31, 2005, condensed consolidating statements of operations for the three and six months ended July 2, 2006 and July 3, 2005 and condensed consolidating statements of cash flows for the six months ended July 2, 2006 and July 3, 2005 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended July 2, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$189,395	$101,591	$(93,373)	$197,613
Cost of sales	—	—	174,434	93,489	(90,581)	177,342

Gross profit	—	—	14,961	8,102	(2,792)	20,271

Selling, general and administrative expenses	35	269	19,115	2,606	—	22,025
Research and development expenses	—	—	34,003	3,573	(3,642)	33,934
Restructuring and Impairment charges	—	—	93,459	225	—	93,684

Operating income (loss)	(35)	(269)	(131,616)	1,698	850	(129,372)

Other income (expenses)	—	6,106	2,058	(7,996)	—	168

Income (loss) before income taxes, equity in loss of related equity investment	(35)	5,837	(129,558)	(6,298)	850	(129,204)

Income tax expenses	—	41	—	2,818	—	2,859

Income (loss) before equity in loss of related Investment	(35)	5,796	(129,558)	(9,116)	850	(132,063)

Loss of related investment	(132,028)	(138,126)	—	(129,642)	399,796	—

Net loss	$(132,063)	$(132,330)	$(129,558)	$(138,758)	$400,646	$(132,063)

Dividends accrued on preferred units	2,706	—	—	—	—	2,706

Net loss attributable to common units	$(134,769)	$(132,330)	$(129,558)	$(138,758)	$400,646	$(134,769)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the six months ended July 2, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$397,823	$200,385	$(187,452)	$410,756
Cost of sales	—	—	346,877	185,853	(182,573)	350,157

Gross profit	—	—	50,946	14,532	(4,879)	60,599

Selling, general and administrative expenses	68	517	37,772	5,199	—	43,556
Research and development expenses	—	—	62,745	6,985	(5,878)	63,852
Restructuring and Impairment charges	—	—	93,459	225	—	93,684

Operating income (loss)	(68)	(517)	(143,030)	2,123	999	(140,493)

Other income (expenses)	—	10,421	13,268	(14,017)	—	9,672

Income (loss) before income taxes, equity in loss of related equity investment	(68)	9,904	(129,762)	(11,894)	999	(130,821)

Income tax expenses	—	82	—	5,051	—	5,133

Income (loss) before equity in loss of related Investment	(68)	9,822	(129,762)	(16,945)	999	(135,954)

Loss of related investment	(135,886)	(144,867)	—	(130,138)	410,891	—

Net loss	$(135,954)	$(135,045)	$(129,762)	$(147,083)	$411,890	$(135,954)

Dividends accrued on preferred units	5,339	—	—	—	—	5,339

Net loss attributable to common units	$(141,293)	$(135,045)	$(129,762)	$(147,083)	$411,890	$(141,293)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended July 3, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$226,550	$109,527	$(100,054)	$236,023
Cost of sales	—	—	171,005	104,776	(100,162)	175,619

Gross profit	—	—	55,545	4,751	108	60,404

Selling, general and administrative expenses	112	366	25,413	5,823	804	32,518
Research and development expenses	—	—	25,174	3,118	(804)	27,488
Restructuring and impairment charges	—	—	8,720	—	—	8,720

Operating loss	(112)	(366)	(3,762)	(4,190)	108	(8,322)

Other income (expenses)	2	(8,667)	(25,344)	7,223	—	(26,786)

Income (loss) before income taxes, equity in loss of related equity investment	(110)	(9,033)	(29,106)	3,033	108	(35,108)

Income tax expenses (benefits)	—	81	—	(1,705)	—	(1,624)

Income (loss) before equity in loss of related Investment	(110)	(9,114)	(29,106)	4,738	108	(33,484)

Loss of related investment	(33,374)	(20,131)	—	(29,231)	82,736	—

Net loss	$(33,484)	$(29,245)	$(29,106)	$(24,493)	$82,844	$(33,484)

Dividends accrued on preferred units	2,478	—	—	—	—	2,478

Net loss attributable to common units	$(35,962)	$(29,245)	$(29,106)	$(24,493)	$82,844	$(35,962)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the six months ended July 3, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$434,515	$203,149	$(188,251)	$449,413
Cost of sales	—	—	357,725	194,278	(188,946)	363,057

Gross profit	—	—	76,790	8,871	695	86,356

Selling, general and administrative expenses	115	586	50,774	8,383	1,139	60,997
Research and development expenses	—	—	51,608	3,118	(1,139)	53,587
Restructuring and impairment charges	—	—	8,720	—	—	8,720

Operating loss	(115)	(586)	(34,312)	(2,630)	695	(36,948)

Other income (expenses)	5	(16,829)	(24,652)	14,390	—	(27,086)

Income (loss) before income taxes, equity in loss of related equity investment	(110)	(17,415)	(58,964)	11,760	695	(64,034)

Income tax expenses	—	108	—	620	—	728

Income (loss) before equity in loss of related Investment	(110)	(17,523)	(58,964)	11,140	695	(64,762)

Loss of related investment	(64,652)	(43,136)	—	(60,164)	167,952	—

Net loss	$(64,762)	$(60,659)	$(58,964)	$(49,024)	$168,647	$(64,762)

Dividends accrued on preferred units	4,873	—	—	—	—	4,873

Net loss attributable to common units	$(69,635)	$(60,659)	$(58,964)	$(49,024)	$168,647	$(69,635)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

July 2, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$278	$441	$65,812	$19,957	$—	$86,488
Restricted cash	—	—	1,118	—	—	1,118
Accounts receivable, net	—	—	125,269	50,820	(80,099)	95,990
Inventories, net	—	—	56,996	5,513	(352)	62,157
Other receivables	34,578	718	5,571	22,325	(55,849)	7,343
Other current assets	—	21,576	12,043	11,579	(33,057)	12,141

Total current assets	34,856	22,735	266,809	110,194	(169,357)	265,237

Property, plant and equipment, net	—	—	381,532	1,333	—	382,865
Intangibles, net	—	—	129,137	24,230	—	153,367
Investments in subsidiaries	(101,827)	(178,798)	—	19,178	261,447	—
Long-term inter-company loans	—	786,265	—	621,311	(1,407,576)	—
Other non-current assets	—	26,265	44,627	10,876	(24,648)	57,120

Total assets	$(66,971)	$656,467	$822,105	$787,122	$(1,340,134)	$858,589

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$56,055	$77,169	$(80,099)	$53,125
Other accounts payable	1,035	5	59,474	20,444	(55,849)	25,109
Accrued expenses	—	3,332	25,748	23,802	(24,335)	28,547
Other current liabilities	—	243	2,112	11,086	(8,722)	4,719

Total current liabilities	1,035	3,580	143,389	132,501	(169,005)	111,500

Long-term borrowings	—	750,000	621,311	786,265	(1,407,576)	750,000
Accrued severance benefits, net	—	—	58,637	321	—	58,958
Other non-current liabilities	—	—	4,261	26,524	(24,648)	6,137

Total liabilities	1,035	753,580	827,598	945,611	(1,601,229)	926,595

Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	111,801	—	—	—	—	111,801

Total redeemable convertible preferred units	111,801	—	—	—	—	111,801

Unitholders’ equity
Common units	52,721	102,986	39,005	55,773	(197,764)	52,721
Additional paid-in capital	2,311	1,115	155,297	74,685	(231,097)	2,311
Accumulated deficit	(271,385)	(237,975)	(229,428)	(319,121)	786,524	(271,385)
Accumulated other comprehensive income	36,546	36,761	29,633	30,174	(96,568)	36,546

Total unitholders’ equity	(179,807)	(97,113)	(5,493)	(158,489)	261,095	(179,807)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(66,971)	$656,467	$822,105	$787,122	$(1,340,134)	$858,589

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$209	$841	$63,435	$22,089	$—	$86,574
Restricted cash	—	—	2,837	—	—	2,837
Accounts receivable, net	—	—	131,669	55,057	(74,673)	112,053
Inventories, net	—	—	82,348	7,638	(1,309)	88,677
Other receivables	35,013	718	7,792	20,097	(54,119)	9,501
Other current assets	—	22,382	9,987	6,063	(28,284)	10,148

Total current assets	35,222	23,941	298,068	110,944	(158,385)	309,790

Property, plant and equipment, net	—	—	484,019	1,058	—	485,077
Intangibles, net	—	—	165,369	26,020	—	191,389
Investments in subsidiaries	25,756	(38,942)	—	144,131	(130,945)	—
Long-term inter-company loans	—	774,199	—	621,311	(1,395,510)	—
Other non-current assets	—	24,153	45,370	11,131	(26,263)	54,391

Total assets	$60,978	$783,351	$992,826	$914,595	$(1,711,103)	$1,040,647

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$94,581	$74,003	$(74,673)	$93,911
Other accounts payable	1,000	440	68,703	19,344	(54,119)	35,368
Accrued expenses	—	3,139	24,560	26,331	(25,062)	28,968
Other current liabilities	—	162	3,746	9,416	(3,222)	10,102

Total current liabilities	1,000	3,741	191,590	129,094	(157,076)	168,349

Long-term borrowings	—	750,000	621,311	774,199	(1,395,510)	750,000
Accrued severance benefits, net	—	—	54,854	270	—	55,124
Other non-current liabilities	—	—	5,272	28,187	(26,263)	7,196

Total liabilities	1,000	753,741	873,027	931,750	(1,578,849)	980,669

Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	106,462	—	—	—	—	106,462

Total redeemable convertible preferred units	106,462	—	—	—	—	106,462

Unitholders’ equity
Common units	53,092	102,986	39,005	58,364	(200,355)	53,092
Additional paid-in capital	2,169	1,027	155,212	71,989	(228,228)	2,169
Accumulated deficit	(130,092)	(102,930)	(99,666)	(172,038)	374,634	(130,092)
Accumulated other comprehensive income	28,347	28,527	25,248	24,530	(78,305)	28,347

Total unitholders’ equity	(46,484)	29,610	119,799	(17,155)	(132,254)	(46,484)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$60,978	$783,351	$992,826	$914,595	$(1,711,103)	$1,040,647

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 2, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(135,954)	$(135,045)	$(129,762)	$(147,083)	$411,890	$(135,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	100,410	2,099	—	102,509
Provision for severance benefits	—	—	5,315	42	—	5,357
Amortization of debt issuance costs	—	1,384	449	—	—	1,833
Gain on foreign currency translation, net	—	(12,067)	(42,554)	12,254	—	(42,367)
Impairment of long-lived assets	—	—	92,540	—	—	92,540
Loss of related investment	135,886	144,867	—	130,138	(410,891)	—
Other	—	—	651	(1,802)	1,616	465
Changes in operating assets and liabilities:
Accounts receivable	—	—	14,306	5,275	5,426	25,007
Inventories	—	—	30,250	2,247	(958)	31,539
Other receivables	434	—	2,689	(1,739)	1,730	3,114
Deferred tax assets	—	—	—	839	—	839
Accounts payable	—	—	(43,676)	1,925	(5,426)	(47,177)
Other accounts payable	35	(435)	(14,954)	1,088	(1,730)	(15,996)
Accrued expenses	—	193	(412)	(2,596)	727	(2,088)
Other current assets	—	807	(676)	(225)	(727)	(821)
Other current liabilities	—	82	(1,852)	(3,800)	—	(5,570)
Payment of severance benefits	—	—	(4,559)	—	—	(4,559)
Other	—	(186)	5,462	(1,862)	(1,616)	1,798

Net cash provided by (used in) operating activities	401	(400)	13,627	(3,200)	41	10,469

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(18,890)	(442)	—	(19,332)
Purchase of intangible assets	—	—	(1,178)	—	—	(1,178)
Proceeds from disposal of plant, property and equipment	—	—	2,201	1	—	2,202
Proceeds from disposal of intangible assets	—	—	2,794	—	—	2,794
Decrease in restricted cash	—	—	1,876	—	—	1,876
Increase in short-term inter-company loans	—	—	—	(5,500)	5,500	—
Other	—	—	(946)	19	—	(927)

Net cash used in investing activities	—	—	(14,143)	(5,922)	5,500	(14,565)

Cash flows from financing activities:
Proceeds from short-term inter-company borrowings	—	—	—	5,500	(5,500)	—
Exercise of unit options	82	—	—	—	—	82
Repurchase of common units	(414)	—	—	—	—	(414)

Net cash provided by (used in) financing activities	(332)	—	—	5,500	(5,500)	(332)
Effect of exchange rate on cash and cash equivalents	—	—	2,893	1,490	(41)	4,342

Net increase (decrease) in cash and cash equivalents	69	(400)	2,377	(2,132)	—	(86)

Cash and cash equivalents:
Beginning of the period	209	841	63,435	22,089	—	86,574

End of the period	$278	$441	$65,812	$19,957	$—	$86,488

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 3, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(64,762)	$(60,659)	$(58,964)	$(49,024)	$168,647	$(64,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	102,760	4,024	—	106,784
Provision for severance benefits	—	—	8,083	43	—	8,126
Amortization of debt issuance costs	—	1,288	407	—	—	1,695
Loss (gain) on foreign currency translation, net	—	20,359	(2,494)	(19,210)	—	(1,345)
Impairment of long-lived assets	—	—	7,996	—	—	7,996
Loss(earnings) of related investment	64,652	43,136	—	60,164	(167,952)	—
Other	—	—	(1,038)	(8)	—	(1,046)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(8,877)	(1,090)	(7,535)	(17,502)
Inventories	—	—	4,785	5,286	(700)	9,371
Other receivables	(263)	825	66,448	(1,807)	1,797	67,000
Deferred tax assets	—	—	—	(3,395)	—	(3,395)
Accounts payable	—	—	6,403	(10,474)	7,535	3,464
Other accounts payable	(161)	205	(73,517)	(112)	(1,797)	(75,382)
Accrued expenses	—	1,784	(2,256)	6,389	(10,865)	(4,948)
Other current assets	—	(7,591)	895	(2,654)	10,865	1,515
Other current liabilities	—	108	(4,819)	619	—	(4,092)
Long-term prepaid expense			26,205	—	(31,083)	(4,878)
Payment of severance benefits	—	—	(6,864)	—	—	(6,864)
Other	—	—	(58,564)	28,024	31,083	543

Net cash provided by (used in) operating activities	(534)	(545)	6,589	16,775	(5)	22,280

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(18,226)	(474)	401	(18,299)
Purchase of intangible assets	—	—	(1,172)	—	—	(1,172)
Acquisition of business	(1,870)	—	—	(9,961)	—	(11,831)
Proceeds from disposal of plant, property and equipment	—	—	113	—	—	113
Proceeds from disposal of intangible assets	—	—	112	—	—	112
Increase in short-term inter-company loans	—	—	—	(14,000)	14,000	—
Increase in long-term inter-company loans		(1,009)		(1,009)	2,018	—
Decrease in restricted cash	—	—	7,065	—	—	7,065
Other	—	—	1,462	516	(401)	1,577

Net cash used in investing activities	(1,870)	(1,009)	(10,646)	(24,928)	16,018	(22,435)

Cash flows from financing activities:
Proceeds from short-term inter-company borrowings	—	—	—	14,000	(14,000)	—
Proceeds from long-term inter-company borrowings	—	—	1,009	1,009	(2,018)	—
Repayment of short-term borrowings	—	—	(764)	(12,605)	—	(13,369)
Other	514	(378)	(217)	—	—	(81)

Net cash provided by financing activities	514	(378)	28	2,404	(16,018)	(13,450)
Effect of exchange rate on cash and cash equivalents	—	—	832	(807)	5	30

Net increase (decrease) in cash and cash equivalents	(1,890)	(1,932)	(3,197)	(6,556)	—	(13,575)

Cash and cash equivalents:
Beginning of the period	2,386	3,201	29,671	23,138	—	58,396

End of the period	$496	$1,269	$26,474	$16,582	$—	$44,821

PART I. Financial Information – (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors set forth elsewhere in this Form 10-Q and in prior Company public filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings. These forward–looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. The Company’s management cautions that forward–looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward–looking statements. The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes included elsewhere in this Form 10-Q. While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company’s quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward–looking statement in light of future events.

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

Results of Operations - Comparison of Three-Month Periods Ended July 2, 2006 and July 3, 2005

	Three months ended July 2, 2006		Three months ended July 3, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$197.6	100.0	$236.0	100.0	$(38.4)	(16.3)
Cost of sales	177.3	89.7	175.6	74.4	1.7	1.0

Gross profit	20.3	10.3	60.4	25.6	(40.1)	(66.4)

Selling, general and administrative expenses	22.0	11.1	32.5	13.8	(10.5)	(32.3)
Research and development expenses	33.9	17.2	27.5	11.7	6.4	23.3
Restructuring and impairment charges	93.7	47.4	8.7	3.7	85.0	977.0

Operating loss	(129.3)	(65.4)	(8.3)	(3.6)	(121.0)	1,457.8
Interest expense, net	(14.4)	(7.3)	(14.0)	(5.9)	(0.4)	2.9
Foreign currency gain, net	14.5	7.3	(12.8)	(5.4)	27.3	(213.3)

Loss before income taxes	(129.2)	(65.4)	(35.1)	(14.9)	(94.1)	268.1
Income tax expenses	2.9	1.5	(1.6)	(0.7)	4.5	(281.3)

Net loss	$(132.1)	(66.9)	$(33.5)	(14.2)	$(98.6)	294.3

Net Sales. Net sales for the three months ended July 2, 2006 were $197.6 million, a $38.4 million or 16.3% decrease from $236 million for the three months ended July 3, 2005. The year-over-year decrease in net sales is mainly due to discontinuation of our application processor business and DRAM foundry service, coupled with new product introduction delays in our core business. We completed the divesture of our application processor business in the first quarter of 2006 to focus on our core business.

Net sales from our core business for the three months ended July 2, 2006 was $179.8 million, a decrease of $25.4 million or 12.4% from $205.2 million for the three months ended July 3, 2005. This decrease was primarily attributable to a revenue reduction of $28.8 in our imaging solution business. Delays in the launch of new megapixel products and continued average selling price pressure for VGA products resulted in the revenue decrease in this business.

Cost of Sales. Cost of sales was $177.3 million during the current quarter, relatively consistent, on an absolute dollar basis, with cost of sales of $175.6 million in the prior year quarter. Marginal decrease in variable costs, which was driven by lower sales volume, was more than offset by inventory charges under SFAS No. 151 and increased provisions for inventory valuation reserves. In accordance with SFAS No. 151, certain manufacturing overhead costs were expensed rather than being capitalized as inventory due to under-utilization of certain fabrication facility. Inventory reserve provisions were increased mainly due to average selling price declines that resulted in lower of cost or market adjustments as well as excessive inventory in display driver products. Cost of sales as a percentage of net sales was 89.7% in the current quarter compared to 74.4% in the prior year quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $22.0 million or 11.1% of net sales for the three months ended July 2, 2006 compared to $32.5 million or 13.8% for the three months ended July 3, 2005. The decrease of $10.5 million or 32.3% from the prior year quarter was primarily due to lower amortization of intangible assets from the sale of our application processor business in the first quarter of 2006. In addition, a reduction in provisions for customer claims and returns was reflected during the quarter as a result of improvement in quality control and lower actual experience rates and projected claims.

Research and Development Expenses. Research and development expenses for the current quarter were $33.9 million, an increase of $6.4 million or 23.3% from $27.5 million for the prior year quarter. This increase in research and development expenses was mainly attributable to increased technology license fees and additional research and development staffing and activity from the acquisition of ISRON Corporation and IC Media Corporation. As a percentage of net sales, research and development expense in the second quarter of 2006 increased to 17.2% from 11.7% of net sales in the second quarter of 2005.

Restructuring and Impairment Charges. During the three months ended July 2, 2006, we recorded restructuring and impairment charges totaling $93.7 million, which included $92.5 million of impairment under SFAS 144, Accounting for the Impairment or Disposal of Long-lived assets and $1.2 million of restructuring under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The impairment charges were recorded against one of our fabrication facilities

(the “Fab”) and certain related technology and customer-based intangible assets (the “asset group”) and the restructuring charges were incurred in association with changes in certain of our management.

From the fourth quarter of 2005 through the end of the first quarter of 2006, the capacity utilization of the Fab was under the level that we believe to be normal. This was primarily due to a transition in product mix coupled with a seasonal decrease in market demand, which was deemed to be temporary and recoverable. However, in the second quarter of 2006, our management determined, based on revised forecasting, that the projected demand for certain of its products was significantly less than previously forecasted and that this decline was not temporary or seasonal. Therefore, we assessed whether there had been a material impairment on the asset group pursuant to SFAS 144 and, based on the assessment, recorded impairment charges. The net book value of the tangible and intangible assets before the impairment charges was approximately $131,815 million and $54,170 thousand, respectively.

The restructuring and impairment charges of $8.7 million for the prior year quarter were taken in connection with an impairment of certain tangible assets and an early retirement program.

Operating Loss. Operating loss for the three-month period ended July 2, 2006 was $129.3 million compared to $8.3 million in the prior year quarter. The increase of $121 million in the operating loss was primarily attributable to restructuring and impairment charges of $93.7 million taken in the second quarter of 2006 compounded by reduction in net sales. Operating loss as a percentage of net sales was 65.4% and 3.6% in the second quarter of 2006 and 2005, respectively.

Net Interest Expense. Net interest expense was $14.4 million during the three-month period ended July 2, 2006, which is relatively consistent with $14.0 million for the three-month period ended July 3, 2005. Our interest expense is mostly to serve the long-term borrowings of $750.0 million, which include $300 million of Floating Rate Second Priority Senior Secured Notes. As a result of an interest rate swap entered into in the second quarter of 2005, the variable interest rate of such Notes was effectively converted to a fixed rate and we are not exposed to changes in interest rates until the interest rate swap is unwound on June 15, 2008. Refer to “Note 6. Long-term Borrowings” for details.

Income Tax Expenses. Income tax expenses for the current quarter were $2.9 million compared to income tax benefits of $1.6 million for the same quarter of 2005. The income tax benefits in the second quarter of 2005 were primarily attributable to the initial recognition of deferred tax assets for the temporary difference between taxable and accounting income at one of our subsidiaries. Excluding the impact from deferred tax accounting, our income tax expenses are mostly composed of withholding taxes on the interest paid by one of our subsidiaries to its parent company. Due to the uncertainty of utilization for foreign tax credits, we treated this withholding tax as a current tax expense.

Results of Operations - Comparison of Six-Month Periods Ended July 2, 2006 and July 3, 2005

	Six months ended July 2, 2006		Six months ended July 3, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$410.8	100.0	$449.4	100.0	$(38.6)	(8.6)
Cost of sales	350.2	85.2	363.1	80.8	(12.9)	(3.6)

Gross profit	60.6	14.8	86.3	19.2	(25.7)	(29.8)

Selling, general and administrative expenses	43.6	10.6	61.0	13.6	(17.4)	(28.5)
Research and development expenses	63.9	15.6	53.6	11.9	10.3	19.2
Restructuring and impairment charges	93.7	22.8	8.7	1.9	85.0	977.0

Operating loss	(140.6)	(34.2)	(37.0)	(8.2)	(103.6)	280.0
Interest expense, net	(29.1)	(7.1)	(27.9)	(6.2)	(1.2)	4.3
Foreign currency gain, net	38.8	9.4	0.8	0.2	38.0	4,750.0

Loss before income taxes	(130.9)	(31.9)	(64.1)	(14.2)	(66.8)	104.2
Income tax expenses	5.1	1.2	0.7	0.2	4.4	628.6

Net loss	$(136.0)	(33.1)	$(64.8)	(14.4)	$(71.2)	109.9

Net Sales. Net sales for the six months ended July 2, 2006 were $410.8 million. This represents a $38.6 million or 8.6% decrease from $449.4 million for the six months ended July 3, 2005. This decrease in net sales is primarily attributable to discontinuation of our application processor business and DRAM foundry service, coupled with new product introduction delays in our core business which we had forecasted would substitute for the lost volume from the discontinued business.

Revenues from our core business for the six months ended July 2, 2006 was $375.3 million, a decrease of $7.9 million or 2.1% from $383.2 million for the six months ended July 3, 2005. Revenue increase driven by both semiconductor manufacturing services and display solution business was more than offset by a decrease in revenue from imaging solution business. Lower revenues in imaging solution business were due to delays in new products and continued ASP erosion.

Cost of Sales. Cost of sales was $350.2 million for the six months ended July 2, 2006, a decrease of $12.9 million or 3.6% from $363.1 million for the six months ended July 3, 2005. Cost of sales for the first half of 2005 included an inventory charge of $4.5 million related to fair value uplift from purchase accounting. Excluding this charge, the decrease of $8.4 million in cost of sales was primarily due to reduction in variable costs driven by the decrease in sales volume. Cost of sales as a percentage of net sales was 85.2% in the current year period compared to 80.8% in the prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $43.6 million or 10.6% of net sales for the six months ended July 2, 2006 compared to $61.0 million or 13.6% for the six months ended July 3, 2005. This decrease of $17.4 million or 28.5% from the prior year period was primarily attributable to lower amortization of intangible assets from the sale of our application processor business in the first quarter of 2006, a decrease in professional service fees and reduced provisions for customer claims and returns. These expenses were reduced as a result of operational efficiency and infrastructure improvements.

Research and Development Expenses. Research and development expenses for the current quarter were $63.9 million, a $10.3 million or 19.2% increase from $53.6 million for the prior year period. This increase in research and development expenses represents increased technology license fees and additional research and development staffing and activity from the acquisition of ISRON Corporation and IC Media Corporation. As a percentage of net sales, research and development expense increased by 370 basis points to 15.6% compared to 11.9% in the first half of 2005.

Restructuring and Impairment Charges. During the six months ended July 2, 2006, we recorded a one-time charge of $93.7 million as restructuring and impairment charges. The amount included $92.5 million of impairment charges under SFAS 144, Accounting for the Impairment or Disposal of Long-lived assets and $1.2 million of restructuring charges under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. As mentioned in the foregoing, the impairment charges were recorded against one of our fabrication facilities and certain related technology and customer-based intangible assets, and the restructuring charges were taken in association with changes in certain of our management. In the prior year period, $8.7 million of restructuring and impairment charges were recorded in connection with an impairment of certain tangible assets and an early retirement program.

Operating Loss. Operating loss for the six-month period ended July 2, 2006 was $140.6 million, a $103.6 million increase from the operating loss of $37 million for the six-month period ended July 3, 2005. This increase in operating loss is primarily attributable to the one-time charge of restructuring and impairment charges taken during the current period.

Net Interest Expense. Net interest expense was $29.1 million during the six-month period ended July 2, 2006, an increase of $1.2 million from $27.9 million for the six-month period ended July 3, 2005. The increase in net interest expense was primarily due to an increase in the interest rate on our Floating Rate Second Priority Senior Secured Notes of $300.0 million. This floating interest rate was effectively converted to a fixed interest rate through an interest rate swap entered into in the second quarter of 2005. As a result, we are not exposed to changes in interest rates until the interest rate swap is unwound on June 15, 2008. Refer to “Note 6. Long-term Borrowings” for details.

Income Tax Expenses. Income tax expenses for the six months ended July 2, 2006 were $5.1 million while income tax expenses were $0.7 million for the prior year period. The lower income tax expenses in the prior year period were primarily attributable to the initial recognition of deferred tax assets for temporary difference between taxable and accounting income. Excluding the impact from deferred tax accounting, our income tax expenses are mostly composed of withholding taxes on the interest paid by one of our subsidiaries to its parent company. Due to the uncertainty of utilization for foreign tax credits, this withholding tax was treated as a current tax expense.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on our notes and, if drawn upon, the senior credit facility, to invest in research and development and capital equipment expenditures. We anticipate that operating cash flow, together with available borrowing capacity under our senior credit facility, will be sufficient to meet our working capital needs, and fund our research and development expenses, capital expenditures and service requirements on our debt obligations for the foreseeable future. As of July 2, 2006, we had total long-term debt outstanding of $750.0 million.

During the six-month period ended July 2, 2006, we generated cash from operating activities of $10.5 million, an $11.8 million or 53.0% decrease from operating cash inflow of $22.3 million during the first half of 2005. The operating cash inflows for the six-month periods reflected our net loss of $135.9 million adjusted by non-cash items of $160.3 million which consisted mostly of impairment charges, depreciation costs, and amortization costs. This cash inflow on an adjusted basis was partially offset by cash outlays of $13.9 million, mainly due to an increase in working capital requirements during the six-month ended July 2, 2006.

Our working capital balance was $153.7 million as of July 2, 2006 compared to $141.4 million as of December 31, 2005. The increase of $12.3 million or 8.7% was driven by a reduction of $40.8 million in accounts payable, representing a decline in the days of accounts payable from 63 to 40. This increase of working capital balance was partially offset by a decrease of $16.1 million in accounts receivable due to a decline in net sales during the six months ended July 2, 2006.

For investing activities, we used cash of approximately $14.6 million for the six months ended July 2, 2006. This cash outlay principally represented $20.5 million of capital expenditures on tangible and intangible assets, partially offset by a cash inflow from the sale of our application processor business and other tangible assets. During the prior year quarter, the net cash outlay for investing activities was $22.4 million.

For the six months ended July 2, 2006, there were no significant financing activities. During the first six months of 2005, we used approximately $13.4 million to repay short-term borrowings.

Capital Expenditures. For the six months ended July 2, 2006, capital expenditures were flat at $20.5 million compared to $19.5 million for the six months ended July 3, 2005. We will continue to manage the timing of our capital expenditures to support the growth of business from new customers and to optimize return on our investment.

Future Financing Activities. Our primary future capital requirements include funding of our working capital needs, meeting our required debt payments, and funding of research and development as well as capital equipment expenditures. We plan to add design resources in low cost locations in Asia. We anticipate that our operating cash flows, together with available borrowings under our senior credit facility, will be sufficient to meet these capital requirements for the foreseeable future.

From time to time, we may need to incur additional debt or issue equity to make strategic acquisitions and investments. However, we cannot assure you that such financing will be available to us on acceptable terms or that such financing will be available at all.

Contractual Obligations

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations as of July 2, 2006.

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter	Interest expense
	(in millions of US dollars)
Revolving credit facility	—	—	—	—	—	—	—
Secured notes and subordinated notes(*)	750.0	—	—	—	—	—	750.0
Operating lease	63.3	5.8	11.5	11.5	11.5	11.5	11.5
Others	13.3	6.7	6.3	0.7	—	—	0.1	(0.5)

(*)	Excludes interest obligations on notes.

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

On July 26, 2006, we entered into the Amendment with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders, the Agent and US Bank.

Under the Amendment, among other things, (i) we agreed to furnish to the Agent and the Lenders monthly financial statements along with an officer’s certificate with respect to the occurrence of any events of default under the Credit Agreement, (ii) certain restrictions were imposed on our ability to make acquisitions and capital expenditures, (iii) the financial covenants set forth in Section 6.10 of the Credit Agreement were revised, (iv) the schedule of applicable margins under the Credit Agreement was revised, (v) the Lenders, the Agent and US Bank waived certain defaults and obligations, and (vi) the Agent consented to our voting in favor of increasing the share capital of one of our subsidiaries.

Off-Balance Sheet Arrangements

On December 23, 2004, two of our subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of such senior secured credit line as of July 2, 2006 and December 31, 2005 were $88.2 million and $83.0 million, respectively. The utilized portions of the credit line are related to the issuance of letters of credit under the credit facility.

Other than the senior credit facility, there are no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement addresses the accounting for recognized servicing assets and liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting. Specifically, this Statement allows fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make significant judgments and estimates that affect our financial position and results of operations.

Revenue Recognition

Our revenue is derived from the sale of semiconductor products we design and the manufacture of semiconductor wafers for third parties. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of resulting receivables is reasonably assured. For certain distributors, standard products are sold to the distributors without rights to return products or stock rotation or price protection rights. Our policy is to recognize revenue upon shipment of products to customers, where shipment represents the point when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Specialty foundry services are performed pursuant to manufacturing agreements and purchase orders. Standard products are shipped and sold based upon purchase orders from customers. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by us for shipping and handling are classified as expenses.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payment. If the financial condition of our customers were to deteriorate, additional allowances may be required. The establishment of reserves for sales discounts is based on judgment that requires significant estimates of a variety of factors, including forecasted demand, returns and industry pricing assumptions. We record warranty liabilities for the estimated costs that may be incurred under our limited warranty. This warranty covers product defects based on compliance to our specifications and is normally applicable for twelve months from the date of purchase. These liabilities are recorded when related revenue is recognized. Warranty costs include the costs to replace the defective product. Factors that affect our warranty liability include the historical and anticipated rate of warranty claims on those repairs and the cost per claim to satisfy our warranty obligations. As these factors are impacted by actual experience and future expectations, we periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

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

Impairment of Long-Lived Assets

We review the carrying value of fixed assets for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends, (ii) exiting an activity in conjunction with a restructuring of operations, (iii) current, historical or projected losses that demonstrated continuing losses associated with an asset, and (iv) management’s assessment of future manufacturing capacity requirements. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment charge is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future cash flows involves numerous assumptions, which require our judgment, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future-selling prices for our products and future production and sales volumes. In addition, we must use our judgment in determining the groups of assets for which impairment tests are separately performed.

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

The valuation of our common unit is based on an independent appraisal from a third party and is updated reflecting the changes in our financial results and prospects. Determination of the fair value of our common units involves complex and subjective judgments. If we make different judgments or adopt different assumptions, material differences could result in the timing and amount of the unit-based compensation expenses recorded because the estimated fair value of the underlying units for the options granted would be different.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at July 2, 2006 for our Korean subsidiary, a 10% devaluation of the Korean Won against the U.S. dollar would have resulted in a decrease of $6.1 million in our U.S. dollar financial instruments balance and cash balance.

Interest Rate Risk. The $200 million 6 7/8% Second Priority Senior Secured Notes due 2011 and the $250 million 8% Senior Subordinated Notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at July 2, 2006, we estimate that we would have additional interest expense costs over the market rate of $1.4 million for the six months ended July 2, 2006. The fair value of these fixed rate notes would have decreased by $9.4 million or increased by $9.8 million with a 10% increase or decrease in the interest rate, respectively.

Cash Flow Interest Rate Risk. In 2005, we entered into an interest rate swap agreement to convert the variable interest rate on our Floating Rate Second Priority Senior Secured Notes to a fixed interest rate for the periods to maturity date of June 2008. With this interest rate swap, cash flow interest rate risk was replaced with exposure to interest rate risk. For details, refer to “Note 6. Long-term Borrowings.”

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

Changes in Internal Control Over Financial Reporting

On June 2, 2006, the Board of Directors constituted an Audit Committee to oversee the accounting and financial reporting processes of the Company and audits of the financial statements of the Company and to assist the Board in oversight and monitoring of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications, independence and performance, and the Company’s internal accounting and financial controls. The Company also established an internal audit function under the Audit Committee. The internal audit function is currently comprised of two auditors and is charged with, among other tasks, establishing appropriate internal controls to meet the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

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

If we were to lose key customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 214 customers in the six-month period ended July 2, 2006, net sales to our 10 largest customers represented approximately 60.1% of our net sales for the period. We had one individual customer and one group of affiliated customers that each represented greater than 10% of our net sales during the six-month period ended July 2, 2006. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high-volume devices within a short period of time would adversely affect our business.

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

As of August 1, 2006, approximately 62% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We cannot assure you that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience significant work stoppages in future years or that we will not record significant charges related to those work stoppages.

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

During the three-month period ended July 2, 2006, certain of our subsidiary’s employees and former employees exercised options to acquire an aggregate of 2,812.50 of our common units at an aggregate purchase price of $8,050.32. Because the offering transactions took place outside the U.S. and none of the optionees were U.S. persons, these securities were exempt from registration under Regulation S of the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders.

Effective May 27, 2006, R. Douglas Norby and Sang Park were elected to the Board of Directors of the Company to serve at the discretion of the unitholders of the Company until their successors are duly elected and qualified, as permitted under the Company’s Third Amended and Restated Limited Liability Company Operating Agreement, by written consent of unitholders holding 41,840,446.51 common units of the Company constituting 78.8% of the then-outstanding common units of the Company.

Effective May 27, 2006, a proposal by the Company to reserve an additional 400,000 common units of the Company, for an aggregate of 7,890,864 common units of the Company, for issuance upon the exercise of Options or SARs granted or Restricted Unit awards offered under the MagnaChip Semiconductor LLC California Equity Incentive Plan and the MagnaChip Semiconductor LLC Equity Incentive Plan was approved, as permitted under the Company’s Third Amended and Restated Limited Liability Operating Company Agreement, by written consent of unitholders holding 41,840,446.51 common units of the Company constituting 78.75% of the then-outstanding common units of the Company.

Item 6.	Exhibits.

Exhibit Number	Description

10.3.d	Fourth Amendment to Credit Agreement, dated as of July 26, 2006, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent, and U.S. Bank National Association.*

10.36	Service Agreement, dated as of May 27, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park.#

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Incorporated by reference to an identically numbered exhibit filed in response to Item 1.01, “Entry into a Material Definitive Agreement,” of the company’s Current Report on Form 8-K dated July 25, 2006 (File No. 333-126019-09).

#	Incorporated by reference to an identically numbered exhibit filed in response to Item 1.01, “Entry into a Material Definitive Agreement,” of the company’s Current Report on Form 8-K dated May 27, 2006 (File No. 333-126019-09).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR LLC

Dated: August 14, 2006	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and President

Dated: August 14, 2006	By:	/s/ Robert J. Krakauer
Robert J. Krakauer
Executive Vice President, Corporate Operations, and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.3.d	Fourth Amendment to Credit Agreement, dated as of July 26, 2006, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent, and U.S. Bank National Association.*

10.36	Service Agreement, dated as of May 27, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park.#

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Incorporated by reference to an identically numbered exhibit filed in response to Item 1.01, “Entry into a Material Definitive Agreement,” of the company’s Current Report on Form 8-K dated July 25, 2006 (File No. 333-126019-09).

#	Incorporated by reference to an identically numbered exhibit filed in response to Item 1.01, “Entry into a Material Definitive Agreement,” of the company’s Current Report on Form 8-K dated May 27, 2006 (File No. 333-126019-09).