Form 10-Q
period 2006-10-01
MAGNACHIP SEMICONDUCTOR LLC
filed 2006-11-14
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 ofthe Exchange

Act).    Yes  ☐    No  ☒

As of November 1, 2006, the registrant had 52,720,784.0470 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales	$171,283	$243,089	$582,039	$692,502
Cost of sales	150,422	181,177	500,579	544,234

Gross profit	20,861	61,912	81,460	148,268

Selling, general and administrative expenses	22,812	28,166	66,368	89,163
Research and development expenses	32,016	27,043	95,868	80,630
Restructuring and impairment charges	264	—	93,948	8,720

Operating income (loss)	(34,231)	6,703	(174,724)	(30,245)

Other income (expenses)
Interest expense, net	(13,946)	(14,944)	(43,031)	(42,836)
Foreign currency gain (loss), net	2,157	(5,473)	40,914	(4,667)

Loss before income taxes	(46,020)	(13,714)	(176,841)	(77,748)

Income tax expenses (benefits)	1,698	(472)	6,831	256

Net loss	$(47,718)	$(13,242)	$(183,672)	$(78,004)

Dividends accrued on preferred units	2,731	2,506	8,070	7,379

Net loss attributable to common units	$(50,449)	$(15,748)	$(191,742)	$(85,383)

Net loss per common unit - Basic and diluted	$(0.96)	$(0.30)	$(3.62)	$(1.62)

Weighted average number of units - Basic and diluted	52,720,976	53,037,320	52,975,152	52,848,430

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	October 1, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$107,489	$86,574
Restricted cash	—	2,837
Accounts receivable, net	82,187	112,053
Inventories, net	59,289	88,677
Other receivables	6,709	9,501
Other current assets	12,728	10,148

Total current assets	268,402	309,790

Property, plant and equipment, net	355,431	485,077
Intangible assets, net	145,784	191,389
Other non-current assets	51,917	54,391

Total assets	$821,534	$1,040,647

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$59,151	$93,911
Other accounts payable	28,030	35,368
Accrued expenses	33,589	28,968
Other current liabilities	5,108	10,102

Total current liabilities	125,878	168,349

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	61,778	55,124
Other non-current liabilities	4,406	7,196

Total liabilities	942,062	980,669

Commitments and contingencies
Series A redeemable convertible preferred units; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at October 1, 2006 and December 31, 2005	—	—
Series B redeemable convertible preferred units; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at October 1, 2006 and December 31, 2005	114,532	106,462

Total redeemable convertible preferred units	114,532	106,462

Unitholders’ equity
Common units; 65,000,000 units authorized, 52,720,784 and 53,091,570 units issued and outstanding at October 1, 2006 and December 31, 2005, respectively	52,721	53,092
Additional paid-in capital	2,378	2,169
Accumulated deficit	(321,834)	(130,092)
Accumulated other comprehensive income	31,675	28,347

Total unitholders’ equity	(235,060)	(46,484)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$821,534	$1,040,647

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands of US dollars)

	Nine months ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities
Net loss	$(183,672)	$(78,004)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	145,481	154,748
Provision for severance benefits	10,031	12,189
Amortization of debt issuance costs	2,760	2,561
Loss (gain) on foreign currency translation, net	(43,297)	5,451
Impairment of long-lived assets	92,540	7,996
Other	1,443	(2,522)
Changes in operating assets and liabilities
Accounts receivable	36,804	(31,257)
Inventories	34,495	2,637
Other receivables	3,230	65,323
Deferred tax assets	1,405	(12,853)
Accounts payable	(39,955)	12,233
Other accounts payable	(16,870)	(76,377)
Accrued expenses	2,879	4,564
Other current assets	(1,255)	2,684
Other current liabilities	(5,100)	(438)
Payment of severance benefits	(7,116)	(10,664)
Other	2,768	(1,065)

Net cash provided by operating activities	36,571	57,206

Cash flows from investing activities
Purchase of plant, property and equipment	(26,274)	(39,839)
Payments for intellectual property registration	(1,746)	(1,614)
Acquisition of business, net of cash acquired of $4,620 thousand	—	(11,831)
Proceeds from disposal of plant, property and equipment	2,748	537
Proceeds from disposal of intangible assets	2,801	—
Decrease in restricted cash	2,985	7,876
Other	(700)	2,583

Net cash used in investing activities	(20,186)	(42,288)

Cash flows from financing activities
Repayment of short-term borrowings	—	(12,400)
Exercise of unit options	88	—
Repurchase of common units	(420)	—
Proceeds from short-term borrowings	—	10,578
Other	—	(80)

Net cash used in financing activities	(332)	(1,902)
Effect of exchange rates on cash and cash equivalents	4,862	(385)

Net increase in cash and cash equivalents	20,915	12,631

Cash and cash equivalents
Beginning of the period	86,574	58,396

End of the period	$107,489	$71,027

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the information required to be set forth therein. All inter-company accounts and transactions have been eliminated. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 31, 2006. The results of operations for the three-month and nine-month periods ended October 1, 2006 are not necessarily indicative of the results to be expected for a full year or for any other periods.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan – an amendment of SFAS No.87, 88, 106 and 132(R). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2008. The Company does not expect that the implementation of SFAS No. 158 will have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption may have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company does not expect that adoption of SAB 108 will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that adoption of this Interpretation will have a material impact on its consolidated financial statements.

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

2. Inventories

Inventories as of October 1, 2006 and December 31, 2005 consist of the following:

	October 1, 2006	December 31, 2005
Finished goods	$20,471	$28,414
Semi-finished goods and work-in-progress	43,904	60,095
Raw materials	7,756	5,814
Materials in-transit	1,306	1,966
Less: Valuation allowance	(14,148)	(7,612)

Inventories, net	$59,289	$88,677

3. Property, plant and equipment

Property, plant and equipment as of October 1, 2006 and December 31, 2005 comprise the following:

	October 1, 2006	December 31, 2005
Buildings and related structures	$159,612	$149,236
Machinery and equipment	358,319	472,388
Vehicles and others	38,657	32,438

	556,588	654,062
Less: Accumulated depreciation	(213,564)	(181,806)
Land	12,270	11,492
Construction in-progress	137	1,329

Property, plant and equipment, net	$355,431	$485,077

Assets held-for-sale

In connection with the sale of the Company’s application processor business, which was finalized in January 2006, the Company identified and segregated related tangible assets as “held-for-sale” and ceased depreciating for such assets. As of October 1, 2006, the remaining amount of held-for-sale assets was $4,193 thousand in total.

4. Intangible Assets

Intangible assets as of October 1, 2006 and December 31, 2005 are as follows:

	October 1, 2006	December 31, 2005
Technology	$20,929	$23,911
Customer relationships	167,681	193,958
Goodwill	15,095	15,095
Intellectual property assets	9,555	10,969
Less: Accumulated amortization	(67,476)	(52,544)

Intangible assets, net	$145,784	$191,389

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

5. Product Warranties

The Company records, in other current liabilities, warranty liabilities for the estimated costs that may be incurred under its basic limited warranty. This warranty covers defective products, and related liabilities are accrued when product revenues are recognized. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and repair costs per claim to satisfy the Company’s warranty obligation. As these factors are impacted by actual experience and future expectations, the Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts when necessary.

Changes in accrued warranty liabilities are as follows:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Beginning balance	$207	$2,925	$1,036	$1,448
Addition to (reversal of) warranty reserve	12	(1,518)	(563)	1,500
Payments made	(69)	(187)	(377)	(1,705)
Translation adjustments	2	17	56	(6)

Ending balance	$152	$1,237	$152	$1,237

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

Details of long-term borrowings as of October 1, 2006 and December 31, 2005 are presented as below:

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

As of October 1, 2006, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of October 1, 2006, the Company and its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of Second Priority Senior Secured Notes and Senior Subordinated Notes.

During the third quarter, the Company entered into the Fourth Amendment to Credit Agreement (as amended, the “Credit Agreement”), dated as of July 26, 2006 (the “Amendment”), with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders party thereto (the “Lenders”), UBS AG, Stamford Branch, as administrative agent and collateral agent (the “Agent”), and U.S. Bank National Association (“US Bank”).

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

The Swap qualifies as an effective cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company is utilizing the “hypothetical derivative method” to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.” Under this methodology, the actual swap was effective when compared to the hypothetical hedge.

For the nine-month period ended October 1, 2006, the Company recorded changes in the fair value of the Swap amounting to $87 thousand, under other comprehensive income in the accompanying condensed consolidated financial statements. In addition, during the same period, the Company recognized interest income of $1,973 thousand, which represents the differences between fixed and variable rates.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

7. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standards Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of October 1, 2006, 97% of all employees of the Company were eligible for severance benefits.

Changes in the carrying value of accrued severance benefits are as follows:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Beginning balance	$60,793	$53,870	$56,967	$52,925
Provisions	4,675	4,063	10,031	12,189
Transferred from acquired company	—	—	—	196
Severance payments	(2,557)	(3,201)	(7,116)	(10,664)
Effect of foreign currency translation and other	669	(694)	3,698	(608)

Ending balance	63,580	54,038	63,580	54,038

Less: Cumulative contributions to the National Pension Fund	(866)	(950)	(866)	(950)
Group severance insurance plan	(936)	(922)	(936)	(922)

	$61,778	$52,166	$61,778	$52,166

The severance benefits are funded approximately 2.83% and 3.46% as of October 1, 2006 and October 2, 2005, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

In addition, the Company expects to pay the following future benefits to its employees upon their normal retirement age:

Severance benefit
2006 – 2008	$—
2009	70
2010	213
2011 – 2015	1,705

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

8. Redeemable Convertible Preferred Unit

The Company issued 49,727 units as Series A redeemable convertible preferred units (the “Series A”) and 447,420 units as Series B redeemable convertible preferred units (the “Series B”) on September 23, 2004 and additionally issued 364 units of Series A and 3,272 units of Series B on November 30, 2004, respectively. All of Series A were redeemed by cash on December 27, 2004 and parts of Series B were redeemed by cash on December 15, 2004 and December 27, 2004.

Changes in Series B for the three and nine months ended October 1, 2006 are as follows:

	Three months ended
	October 1, 2006		October 2, 2005
	Units	Amount	Units	Amount
Beginning of period	93,997	$111,801	93,997	$101,407
Accrual of preferred dividends	—	2,731	—	2,506

End of period	93,997	$114,532	93,997	$103,913

	Nine months ended
	October 1, 2006		October 2, 2005
	Units	Amount	Units	Amount
Beginning of period	93,997	$106,462	93,997	$96,534
Accrual of preferred dividends	—	8,070	—	7,379

End of period	93,997	$114,532	93,997	$103,913

The Series B were issued to the original purchasers of the Company in 2004. Holders of Series B receive dividends which are cumulative, whether or not earned or declared by the board of directors. The cumulative cash dividends accrue at the rate of 10% per unit per annum on the Series B original issue price, compounded semi-annually.

9. Earnings per Unit

The following table illustrates the computation of basic and diluted loss per common unit for the three and nine months ended October 1, 2006 and October 2, 2005:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net loss	$(47,718)	$(13,242)	$(183,672)	$(78,004)
Dividends to preferred unitholders	2,731	2,506	8,070	7,379

Net loss attributable to common units	$(50,449)	$(15,748)	$(191,742)	$(85,383)

Weighted-average common units outstanding	52,720,976	53,037,320	52,975,152	52,848,430

Basic and diluted loss per unit	$(0.96)	$(0.30)	$(3.62)	$(1.62)

The following outstanding redeemable convertible preferred units issued, options granted and warrants issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effect on the calculation:

	October 1, 2006	October 2, 2005
Redeemable convertible preferred units	93,997	93,997
Options	4,909,152	3,536,080
Warrant (subsequently expired)	5,079,254	5,079,254

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

In connection with the acquisition of the Company’s business from Hynix Semiconductor Inc. on October 6, 2004, by Citigroup Venture Capital Equity Partners, L.P., or CVC, Francisco Partners L.P., or Francisco Partners, CVC Asia Pacific Limited, or CVC Asia Pacific (the “Original Acquisition”), the Company issued a warrant to Hynix which enables Hynix to purchase 5,079,254 common units of the Company at an exercise price of $1.00 per unit. This warrant expired unexercised in accordance with its terms on October 6, 2006.

10. Equity Incentive Plans

The Company adopted two equity incentive plans effective October 6, 2004 and March 21, 2005, respectively, which are administered by the Compensation Committee designated by the board of directors. Employees, consultants and non-employee directors are eligible for the grant of options to purchase the Company’s common units or restricted common units subject to terms and conditions determined by the Committee. The term of options in no event exceed ten years from the date of grant. As of October 1, 2006, an aggregate maximum of 7,890,864 common units were authorized and reserved for all future and outstanding grants of options.

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

The following summarizes unit option and restricted unit activities for the three and nine months ended October 1, 2006:

	Number of restricted units	Number of options	Weighted average exercise price (in US dollars)	Weighted average remaining contractual life
Outstanding at January 1, 2006	1,726,062	3,780,643	1.6

Granted	—	1,808,500	1.4
Exercised	n/a	41,688	2.0
Forfeited / Repurchased	409,348	439,569	1.6
Released from restriction	517,936	n/a

Outstanding at July 2, 2006	798,778	5,107,886	1.5

Granted	—	41,000	3.0
Exercised	n/a	4,375	1.4
Forfeited	—	235,359	1.3
Released from restriction	88,406	n/a

Outstanding at October 1, 2006	710,372	4,909,152	1.5	8.7 years

Exercisable at October 1, 2006	n/a	1,409,701	1.6	8.1 years

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Total unit option related compensation expense for the three and nine months ended October 1, 2006 was $67 thousand and $170 thousand, respectively. As of October 1, 2006, total unrecognized compensation cost of $458 thousand is expected to be recognized over a weighted average future period of 1.54 years.

Prior to the first quarter of 2006, the Company accounted for its unit-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. The following presents pro forma net loss and per unit data as if the fair value based method had been applied to account for the unit-based compensation for three and nine months ended October 2, 2005:

	Three months ended October 2, 2005	Nine months ended October 2, 2005
As reported net loss	$(13,242)	$(78,004)
Add: Amortization of non-cash deferred unit compensation expense determined under the intrinsic value method as reported in net loss, net of tax	—	—
Deduct: Total unit-based compensation expense determined under the fair value method for all awards, net of tax	(109)	(327)

Pro forma net loss	$(13,351)	$(78,331)

Pro forma loss per unit	$(0.30)	$(1.62)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted during the specified periods and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Three months ended
	October 1, 2006	October 2, 2005
Grant-date fair value of options (in US dollars)	0.05	0.09
Expected term	2.3Years	2.3Years
Risk-free interest rate	5.1%	3.9%
Expected volatility	44.9%	53.7%
Expected dividends	—	—

	Nine months ended
	October 1, 2006	October 2, 2005
Grant-date fair value of options (in US dollars)	0.25	0.22
Expected term	2.3Years	2.2Years
Risk-free interest rate	4.9%	3.0%
Expected volatility	46.7%	60.3%
Expected dividends	—	—

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

The total cash received from employees as a result of option exercises was $6 thousand and $88 thousand for the three and nine months ended October 1, 2006, respectively. None of the options exercised during these periods had any intrinsic value.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

11. Restructuring and Impairment Charges

In the second quarter of 2006, the Company recorded impairment charges of $92,540 thousand related to one of its fabrication facilities and certain related technology and customer-based intangible assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived assets. During the same quarter, the Company recorded restructuring charges of $1,144 thousand in association with changes in certain of the Company’s management and related severance agreements. In addition, during the third quarter of 2006, the Company executed an early retirement for certain qualified employees and, as a result, recognized restructuring charges of $264 thousand.

12. Comprehensive Income

Comprehensive income is as follows:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net loss	$(47,718)	$(13,242)	$(183,672)	$(78,004)
Change in fair value of derivatives	(3,223)	2,962	87	3,045
Foreign currency translation effect	(1,648)	(1,246)	3,241	1,286

Comprehensive loss	$(52,589)	$(11,526)	$(180,344)	$(73,673)

13. Segment Information

The Company has determined, based on the nature of its operations and products offered to customers, that its reportable segments are Display Solutions, Imaging Solutions, and Semiconductor Manufacturing Services. The Display Solutions segment’s primary products are flat panel display drivers and the Imaging Solutions segment’s primary products are CMOS image sensors. The Semiconductor Manufacturing Service segment provides for wafer foundry services to clients. Net sales and gross profit for the “All other” category primarily relates to certain business activities that do not constitute operating or reportable segments.

The Company’s chief operating decision maker (“CODM”) as defined by SFAS 131, Disclosure about Segments of an Enterprise and Relate Information, allocates resources to and assesses the performance of each segment using information about its revenue and gross profit. The Company does not identify or allocate assets by segments, nor does the CODM evaluate operating segments using discrete asset information. In addition, the Company does not allocate interest income or expense, other income or expense, or income tax to the segments. Management does not evaluate segments based on these criteria.

Prior to the third quarter of 2006, the Company had a single reportable segment. During the third quarter of 2006, subsequent to the appointment of new CODM, the Company changed the manner in which the CODM reviewed the Company’s operational results and made significant business decisions to include disaggregated financial information of its three primary business units. Segment information for the third quarter of 2005 was prepared in conformity with the current segment structure.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The following sets forth information relating to the reportable segments:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net Sales
Display Solutions	$56,056	$92,638	$215,116	$223,715
Imaging Solutions	12,691	36,952	47,691	130,418
Semiconductor Manufacturing Services	84,440	92,069	280,838	250,723
All other	18,096	21,430	38,394	87,646

Total segment net sales	$171,283	$243,089	$582,039	$692,502

Gross Profit
Display Solutions	$5,238	$23,260	$31,308	$45,251
Imaging Solutions	2,708	7,231	(5,302)	22,986
Semiconductor Manufacturing Services	5,037	30,059	46,259	76,466
All other	7,878	1,362	9,195	3,565

Total segment gross profit	$20,861	$61,912	$81,460	$148,268

14. Condensed Consolidating Financial Statements

The senior secured credit facility and Second Priority Senior Secured Notes are each fully and unconditionally guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor (Shanghai) Company Limited. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited. The Senior Subordinated Notes are structurally subordinated to the creditors of our principal manufacturing subsidiary, MagnaChip Semiconductor, Ltd. (Korea), which accounts for a majority of our net sales and substantially all of our assets.

Below are condensed consolidating balance sheets as of October 1, 2006 and December 31, 2005, condensed consolidating statements of operations for the three and nine months ended October 1, 2006 and October 2, 2005 and condensed consolidating statements of cash flows for the nine months ended October 1, 2006 and October 2, 2005 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended October 1, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$163,459	$90,972	$(83,148)	$171,283
Cost of sales	—	—	147,484	77,306	(74,368)	150,422

Gross profit	—	—	15,975	13,666	(8,780)	20,861

Selling, general and administrative expenses	18	231	19,197	3,420	(54)	22,812
Research and development expenses	—	—	37,053	3,828	(8,865)	32,016
Restructuring and impairment charges	—	—	264	—	—	264

Operating income (loss)	(18)	(231)	(40,539)	6,418	139	(34,231)

Other income (expenses)	2	(4,287)	(10,787)	3,283	—	(11,789)

Income (loss) before income taxes, equity in loss of related equity investment	(16)	(4,518)	(51,326)	9,701	139	(46,020)

Income tax expenses	—	40	50	1,608	—	1,698

Income (loss) before equity in loss of related Investment	(16)	(4,558)	(51,376)	8,093	139	(47,718)

Loss of related investment	(47,702)	(48,981)	—	(51,473)	148,156	—

Net loss	$(47,718)	$(53,539)	$(51,376)	$(43,380)	$148,295	$(47,718)

Dividends accrued on preferred units	2,731	—	—	—	—	2,731

Net loss attributable to common units	$(50,449)	$(53,539)	$(51,376)	$(43,380)	$148,295	$(50,449)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the nine months ended October 1, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$561,282	$291,357	$(270,600)	$582,039
Cost of sales	—	—	494,361	263,159	(256,941)	500,579

Gross profit	—	—	66,921	28,198	(13,659)	81,460

Selling, general and administrative expenses	86	748	56,969	8,619	(54)	66,368
Research and development expenses	—	—	99,798	10,813	(14,743)	95,868
Restructuring and impairment charges	—	—	93,723	225	—	93,948

Operating income (loss)	(86)	(748)	(183,569)	8,541	1,138	(174,724)

Other income (expenses)	2	6,134	2,481	(10,734)	—	(2,117)

Income (loss) before income taxes, equity in loss of related equity investment	(84)	5,386	(181,088)	(2,193)	1,138	(176,841)

Income tax expenses	—	122	50	6,659	—	6,831

Income (loss) before equity in loss of related Investment	(84)	5,264	(181,138)	(8,852)	1,138	(183,672)

Loss of related investment	(183,588)	(193,848)	—	(181,611)	559,047	—

Net loss	$(183,672)	$(188,584)	$(181,138)	$(190,463)	$560,185	$(183,672)

Dividends accrued on preferred units	8,070	—	—	—	—	8,070

Net loss attributable to common units	$(191,742)	$(188,584)	$(181,138)	$(190,463)	$560,185	$(191,742)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended October 2, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$239,454	$115,232	$(111,597)	$243,089
Cost of sales	—	—	182,430	105,692	(106,945)	181,177

Gross profit	—	—	57,024	9,540	(4,652)	61,912

Selling, general and administrative expenses	238	822	26,595	3,675	(3,164)	28,166
Research and development expenses	—	—	24,123	3,723	(803)	27,043
Restructuring and impairment charges	—	—	—	—	—	—

Operating income (loss)	(238)	(822)	6,306	2,142	(685)	6,703

Other income (expenses)	1	5,764	(18,495)	(7,687)	—	(20,417)

Income (loss) before income taxes, equity in loss of related equity investment	(237)	4,942	(12,189)	(5,545)	(685)	(13,714)

Income tax expenses (benefits)	—	15	—	(487)	—	(472)

Income (loss) before equity in loss of related Investment	(237)	4,927	(12,189)	(5,058)	(685)	(13,242)

Loss of related investment	(13,005)	(17,464)	—	(8,752)	39,221	—

Net loss	$(13,242)	$(12,537)	$(12,189)	$(13,810)	$38,536	$(13,242)

Dividends accrued on preferred units	2,506	—	—	—	—	2,506

Net loss attributable to common units	$(15,748)	$(12,537)	$(12,189)	$(13,810)	$38,536	$(15,748)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the nine months ended October 2, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$673,969	$318,381	$(299,848)	$692,502
Cost of sales	—	—	540,155	299,970	(295,891)	544,234

Gross profit	—	—	133,814	18,411	(3,957)	148,268

Selling, general and administrative expenses	353	1,408	77,369	12,058	(2,025)	89,163
Research and development expenses	—	—	75,731	6,841	(1,942)	80,630
Restructuring and impairment charges	—	—	8,720	—	—	8,720

Operating loss	(353)	(1,408)	(28,006)	(488)	10	(30,245)

Other income (expenses)	6	(11,065)	(43,147)	6,703	—	(47,503)

Income (loss) before income taxes, equity in loss of related equity investment	(347)	(12,473)	(71,153)	6,215	10	(77,748)

Income tax expenses	—	123	—	133	—	256

Income (loss) before equity in loss of related Investment	(347)	(12,596)	(71,153)	6,082	10	(78,004)

Loss of related investment	(77,657)	(60,600)	—	(68,916)	207,173	—

Net loss	$(78,004)	$(73,196)	$(71,153)	$(62,834)	$207,183	$(78,004)

Dividends accrued on preferred units	7,379	—	—	—	—	7,379

Net loss attributable to common units	$(85,383)	$(73,196)	$(71,153)	$(62,834)	$207,183	$(85,383)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

October 1, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$413	$1,489	$88,220	$17,367	$—	$107,489
Restricted cash	—	—	—	—	—	—
Accounts receivable, net	—	—	95,847	40,648	(54,308)	82,187
Inventories, net	—	—	55,294	4,205	(210)	59,289
Other receivables	—	718	4,188	36,205	(34,402)	6,709
Other current assets	—	26,160	12,714	11,178	(37,324)	12,728

Total current assets	413	28,367	256,263	109,603	(126,244)	268,402

Property, plant and equipment, net	—	—	354,084	1,347	—	355,431
Intangible assets, net	—	—	122,279	23,505	—	145,784
Investments in subsidiaries	(120,923)	(195,731)	—	(33,468)	350,122	—
Long-term inter-company loans	—	785,080	—	634,101	(1,419,181)	—
Other non-current assets	—	22,341	43,171	10,249	(23,844)	51,917

Total assets	$(120,510)	$640,057	$775,797	$745,337	$(1,219,147)	$821,534

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$63,263	$50,196	$(54,308)	$59,151
Other accounts payable	—	6	54,462	7,964	(34,402)	28,030
Accrued expenses	18	11,596	28,023	27,608	(33,656)	33,589
Other current liabilities	—	285	2,229	6,262	(3,668)	5,108

Total current liabilities	18	11,887	147,977	92,030	(126,034)	125,878

Long-term borrowings	—	750,000	621,000	798,181	(1,419,181)	750,000
Accrued severance benefits, net	—	—	61,506	272	—	61,778
Other non-current liabilities	—	—	2,621	25,629	(23,844)	4,406

Total liabilities	18	761,887	833,104	916,112	(1,569,059)	942,062

Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	114,532	—	—	—	—	114,532

Total redeemable convertible preferred units	114,532	—	—	—	—	114,532

Unitholders’ equity
Common units	52,721	136,229	39,005	55,773	(231,007)	52,721
Additional paid-in capital	2,378	1,338	155,352	108,165	(264,855)	2,378
Accumulated deficit	(321,834)	(291,514)	(280,804)	(362,501)	934,819	(321,834)
Accumulated other comprehensive income	31,675	32,117	29,140	27,788	(89,045)	31,675

Total unitholders’ equity	(235,060)	(121,830)	(57,307)	(170,775)	349,912	(235,060)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(120,510)	$640,057	$775,797	$745,337	$(1,219,147)	$821,534

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the nine months ended October 1, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net loss	$(183,672)	$(188,584)	$(181,138)	$(190,463)	$560,185	$(183,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	142,376	3,105	—	145,481
Provision for severance benefits	—	—	10,029	2	—	10,031
Amortization of debt issuance costs	—	2,084	676	—	—	2,760
Loss (gain) on foreign currency translation, net	—	(10,882)	(43,674)	11,259	—	(43,297)
Impairment of long-lived assets	—	—	92,540	—	—	92,540
Loss of related investment	183,588	193,848	—	181,611	(559,047)	—
Other	—	—	1,687	(2,663)	2,419	1,443
Changes in operating assets and liabilities
Accounts receivable	—	—	42,450	14,719	(20,365)	36,804
Inventories	—	—	32,150	3,444	(1,099)	34,495
Other receivables	1,603	—	4,070	4,173	(6,616)	3,230
Deferred tax assets	—	—	—	1,405	—	1,405
Accounts payable	—	—	(36,691)	(23,629)	20,365	(39,955)
Other accounts payable	(1,000)	(435)	(23,807)	1,756	6,616	(16,870)
Accrued expenses	17	8,457	1,721	1,278	(8,594)	2,879
Other current assets	—	(3,778)	(320)	(6,197)	9,040	(1,255)
Other current liabilities	—	122	(1,794)	(2,982)	(446)	(5,100)
Payment of severance benefits	—	—	(7,116)	—	—	(7,116)
Other	—	(184)	5,533	(162)	(2,419)	2,768

Net cash provided by (used in) operating activities	536	648	38,692	(3,344)	39	36,571

Cash flows from investing activities
Purchase of plant, property and equipment	—	—	(25,574)	(700)	—	(26,274)
Payments for intellectual property registration	—	—	(1,687)	(59)	—	(1,746)
Proceeds from disposal of plant, property and equipment	—	—	2,748	—	—	2,748
Proceeds from disposal of intangible assets	—	—	2,801	—	—	2,801
Decrease in restricted cash	—	—	2,985	—	—	2,985
Other	—	—	(704)	4	—	(700)

Net cash used in investing activities	—	—	(19,431)	(755)	—	(20,186)

Cash flows from financing activities
Exercise of unit options	88	—	—	—	—	88
Repurchase of common units	(420)	—	—	—	—	(420)

Net cash used in financing activities	(332)	—	—	—	—	(332)
Effect of exchange rate on cash and cash equivalents	—	—	5,524	(623)	(39)	4,862

Net increase (decrease) in cash and cash equivalents	204	648	24,785	(4,722)	—	20,915

Cash and cash equivalents
Beginning of the period	209	841	63,435	22,089	—	86,574

End of the period	$413	$1,489	$88,220	$17,367	$—	$107,489

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the nine months ended October 2, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net loss	$(78,004)	$(73,196)	$(71,153)	$(62,834)	$207,183	$(78,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	149,561	5,187	—	154,748
Provision for severance benefits	—	—	12,117	72	—	12,189
Amortization of debt issuance costs	—	1,955	606	—	—	2,561
Loss (gain) on foreign currency translation, net	—	19,059	4,181	(17,789)	—	5,451
Impairment of long-lived assets	—	—	7,996	—	—	7,996
Loss of related investment	77,657	60,600	—	68,916	(207,173)	—
Other	—	—	(2,589)	67	—	(2,522)
Changes in operating assets and liabilities
Accounts receivable	—	—	(30,556)	(11,105)	10,404	(31,257)
Inventories	—	—	87	2,029	521	2,637
Other receivables	(241)	826	65,289	(33,970)	33,419	65,323
Deferred tax assets	—	—	—	(12,853)	—	(12,853)
Accounts payable	—	—	16,567	6,070	(10,404)	12,233
Other accounts payable	(160)	183	(72,206)	29,225	(33,419)	(76,377)
Accrued expenses	—	10,403	3,644	19,777	(29,260)	4,564
Other current assets	—	(21,100)	2,285	(7,761)	29,260	2,684
Other current liabilities	—	123	(5,455)	4,894	—	(438)
Payment of severance benefits	—	—	(10,653)	(11)	—	(10,664)
Other	—	—	(31,611)	32,458	(1,912)	(1,065)

Net cash provided by (used in) operating activities	(748)	(1,147)	38,110	22,372	(1,381)	57,206

Cash flows from investing activities
Purchase of plant, property and equipment	—	—	(39,729)	(511)	401	(39,839)
Payments for intellectual property registration	—	—	(1,614)	—	—	(1,614)
Acquisition of business	(1,870)	—	—	(9,961)	—	(11,831)
Proceeds from disposal of plant, property and equipment	—	—	425	513	(401)	537
Increase in short-term inter-company loans	—	—	—	(14,000)	14,000	—
Increase in long-term inter-company loans	—	(1,009)	—	(1,009)	2,018	—
Decrease in restricted cash	—	—	7,876	—	—	7,876
Other	—	—	2,572	11	—	2,583

Net cash used in investing activities	(1,870)	(1,009)	(30,470)	(24,957)	16,018	(42,288)

Cash flows from financing activities
Proceeds from short-term inter-company borrowings	—	—	—	14,000	(14,000)	—
Proceeds from short-term borrowings	—	—	10,578	—	—	10,578
Proceeds from long-term inter-company borrowings	—	—	1,009	1,009	(2,018)	—
Repayment of short-term borrowings	—	—	—	(12,400)	—	(12,400)
Other	513	(378)	(215)	—	—	(80)

Net cash provided by (used in) financing activities	513	(378)	11,372	2,609	(16,018)	(1,902)
Effect of exchange rate on cash and cash equivalents	—	—	68	(1,834)	1,381	(385)

Net increase (decrease) in cash and cash equivalents	(2,105)	(2,534)	19,080	(1,810)	—	12,631

Cash and cash equivalents
Beginning of the period	2,386	3,201	29,671	23,138	—	58,396

End of the period	$281	$667	$48,751	$21,328	$—	$71,027

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

Overview

We are a leading designer, developer and manufacturer of mixed-signal and digital multimedia semiconductors addressing the convergence of consumer electronics and communication devices. We focus our core business on CMOS image sensors and flat panel display drivers, which are complex, high-performance mixed-signal semiconductors that capture images and enable and enhance the features and capabilities of both small and large flat panel displays. We also provide wafer foundry services whereby we leverage our specialized process technologies and low cost manufacturing facilities to produce semiconductors for third parties using their product designs. Our solutions are used in a wide variety of consumer and commercial mass market applications, such as mobile handsets, including camera-equipped mobile handsets, flat panel monitors and televisions, mobile displays, portable computer displays, handheld gaming devices, PDAs and audio-visual equipment such as DVD players.

Our business was named MagnaChip Semiconductor when it was acquired from Hynix Semiconductor Inc. on October 6, 2004, by CVC, Francisco Partners, CVC Asia Pacific, certain members of management and other investors.

We have three separate business segments: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services.

•	Display Solutions: Our Display Solutions segment offers flat panel display drivers for the entire product range of small to large panel displays, including mobile phones, digital still cameras, photo printers, games, monitors, and LCD TVs. Our products also cover a broad range of technologies and interfaces including LTPS, TFT, CSTN, OLED technologies, RSDS and mini-LVDS interfaces.

•	Imaging Solutions: Our Imaging Solutions segment is focused on the high growth camera phone market, offering video graphics adapter (“VGA”), 1.3, 2.1 and 3.1 megapixel CMOS image sensors. Our highly integrated image sensors are designed to be more cost effective and to provide brighter, sharper and more colorful image quality.

•	Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment uses our process technology and manufacturing facilities to manufacture semiconductor wafers for third parties based on their designs. We provide our services to niche markets such as high-voltage, embedded memory and power processes. We offer customized services for clients globally at our state-of-the-art fabrication facilities located in Cheongju and Gumi, Korea. Our fabs provide us with large scale, cost-effective and flexible capacity enabling us to rapidly scale to high volume to meet shifts in demand by our end customers.

Results of Operations—Comparison of Three-Month Periods Ended October 1, 2006 and October 2, 2005

The following table sets forth consolidated result of operations for the three months ended October 1, 2006 and October 2, 2005:

	Three months ended October 1, 2006		Three months ended October 2, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$171.3	100.0	$243.1	100.0	$(71.8)	(29.5)
Cost of sales	150.4	87.8	181.2	74.5	(30.8)	(17.0)

Gross profit	20.9	12.2	61.9	25.5	(41.0)	(66.2)

Selling, general and administrative expenses	22.8	13.3	28.2	11.6	(5.4)	(19.1)
Research and development expenses	32.0	18.7	27.0	11.1	5.0	18.5
Restructuring and impairment charges	0.3	0.2	—	—	0.3	100

Operating income (loss)	(34.2)	(20.0)	6.7	2.8	(40.9)	(610.4)
Interest expense, net	(13.9)	(8.1)	(14.9)	(6.1)	1.0	(6.7)
Foreign currency gain (loss), net	2.1	1.2	(5.5)	(2.3)	7.6	(138.2)

Loss before income taxes	(46.0)	(26.9)	(13.7)	(5.6)	(32.3)	235.8
Income tax expenses (benefits)	1.7	1.0	(0.5)	(0.2)	2.2	(440.0)

Net loss	$(47.7)	(27.9)	$(13.2)	(5.4)	$(34.5)	261.4

Net Sales and Gross Profit for Display Solutions

	Three months ended October 1, 2006		Three months ended October 2, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$56.1	100.0	$92.6	100.0	$(36.5)	(39.4)
Cost of sales	50.8	90.6	69.4	74.9	(18.6)	(26.8)

Gross profit	$5.3	9.4	$23.2	25.1	$(17.9)	(77.2)

Display Solutions’ net sales for the three months ended October 1, 2006 were $56.1 million, a $36.5 million or 39.4% decrease from $92.6 million for the three months ended October 2, 2005. The year-over-year decrease in net sales is primarily due to a lower market demand resulting mainly from inventory adjustments and product transition in our major customers. Declines in average selling price also had a negative impact on net sales.

Gross profit in the third quarter of 2006 was $5.3 million or 9.4% of net sales, compared to $23.2 million or 25.1% of net sales in the prior-year quarter. Decrease in gross profit both on an absolute dollar basis and on a percentage basis was primarily attributable to average selling price erosion year over year and an increase in overhead costs per unit driven by a volume decline during the current quarter.

Net Sales and Gross Profit for Imaging Solutions

	Three months ended October 1, 2006		Three months ended October 2, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$12.7	100.0	$37.0	100.0	$(24.3)	(65.7)
Cost of sales	10.0	78.7	29.7	80.3	(19.7)	(66.3)

Gross profit	$2.7	21.3	$7.3	19.7	$(4.6)	(63.0)

Imaging Solutions’ net sales for the three months ended October 1, 2006 were $12.7 million, a $24.3 million or 65.7% decrease from $37.0 million for the three months ended October 2, 2005. Continued average selling price pressure for VGA products, which accounts for 77% of total Imaging Solutions revenue, coupled with the timing of new design wins in megapixel products ramping into volume production, resulted in the revenue decrease in this segment.

Gross profit for the three months ended October 1, 2006 was $2.7 million or 21.3% of net sales, compared to $7.3 million or 19.7% of net sales for the three months ended October 2, 2005. The improvement in gross profit, on a percentage basis, was mainly attributable to reduced depreciation expenses that resulted from impairment charges taken against one of our fabrication facilities during the second quarter of 2006.

Net Sales and Gross Profit for Semiconductor Manufacturing Services

	Three months ended October 1, 2006		Three months ended October 2, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$84.4	100.0	$92.1	100.0	$(7.7)	(8.4)
Cost of sales	79.4	94.1	62.0	67.3	17.4	28.1

Gross profit	$5.0	5.9	$30.1	32.7	$(25.1)	(83.4)

Semiconductor Manufacturing Services’ net sales in the third quarter of 2006 were $84.4 million, a $7.7 million or 8.4% decline from net sales of $92.1 million in the prior year period. This decline in quarterly net sales was primarily attributable to lower demand in the analog and display driver portion of our foundry business as well as a shift in mix to older generation services.

Gross profit for the three months ended October 1, 2006 was $5.0 million or 5.9% of net sales, compared to $30.1 million or 32.7% of net sales for the three months ended October 2, 2005. Decrease in average selling price and lower margin mix compared to the prior year’s third quarter resulted in a decline of gross profit for the segment.

Net Sales and Gross Profit for All Other

	Three months ended October 1, 2006		Three months ended October 2, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$18.1	100.0	$21.4	100.0	$(3.3)	(15.4)
Cost of sales	10.2	56.4	20.1	94.0	(9.9)	(49.3)

Gross profit	$7.9	43.6	$1.3	6.0	$6.6	(507.7)

The All other category represents certain business activities other than business segments, such as rental fees and unit processing fees. All other in the third quarter of 2005 also included certain business activities discontinued in late 2005 or early 2006. Net sales were $18.1 million and $21.4 million in the third quarter of 2006 and 2005, respectively. The decline of $3.3 million represents the revenue from the discontinued application processor and DRAM foundry business, partially offset by increase in revenue from unit processing.

Gross profit in the third quarter of 2006 was $7.9 million, an increase of $6.6 million from the gross profit of $1.3 million during the prior year quarter. The improvement in gross profit is mainly attributable to the discontinuation of the less profitable application processor and DRAM foundry business.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $22.8 million or 13.3% of net sales for the three months ended October 1, 2006 compared to $28.2 million or 11.6% for the three months ended October 2, 2005. The decrease of $5.4 million or 19.1% from the prior-year quarter was primarily attributable to reduced professional fees related to consulting and infrastructure build-out as well as decreased warranty expenses related to customer claims. In addition, lower amortization costs of intangible assets due to impairment charges in the prior quarter resulted in a decrease in selling, general, and administrative expenses for the current period.

Research and Development Expenses. Research and development expenses for the current quarter were $32.0 million, an increase of $5.0 million or 18.5% from $27.0 million for the prior year quarter. This increase in research and development expenses was mainly attributable to higher manufacturing cost for products used in our R&D activities, coupled with higher professional fees. As a percentage of net sales, research and development expense in the third quarter of 2006 increased to 18.7% from 11.1% of net sales in the third quarter of 2005.

Restructuring and Impairment Charges. During the three months ended October 1, 2006, we recorded restructuring charges of $0.3 million in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The restructuring charges relate to termination benefits provided for certain employees under an early retirement program.

Net Interest Expense and Income Tax Expenses

Net Interest Expense. Net interest expense was $13.9 million during the three-month period ended October 1, 2006, a decline of $1.0 million from $14.9 million for the three-month period ended October 2, 2005. The decline in net interest expense was mainly due to an increase in interest income from financial assets including cash and cash equivalents. Our interest expense is mostly to serve the long-term borrowings of $750.0 million, which include $300 million of Floating Rate Second Priority Senior Secured Notes. As a result of an interest rate swap entered into in the second quarter of 2005, the variable interest rate of such Notes was effectively converted to a fixed rate and we are not exposed to changes in interest rates until the interest rate swap is unwound on June 15, 2008. Refer to “Note 6. Long-term Borrowings” for details.

Income Tax Expenses. Income tax expenses for the current quarter were $1.7 million compared to income tax benefits of $0.5 million for the same quarter of 2005. The income tax benefits in the third quarter of 2005 were primarily attributable to the effect of deferred tax accounting, where we recognized deferred tax assets for certain temporary differences between taxable and accounting income. Excluding this deferred tax effect, our income tax expenses are mostly composed of withholding taxes on inter-company interest payments and, therefore, consistent among periods.

Results of Operations - Comparison of Nine-Month Periods Ended October 1, 2006 and October 2, 2005

The following table sets forth consolidated result of operations for the nine months ended October 1, 2006 and October 2, 2005:

	Nine months ended October 1, 2006		Nine months ended October 2, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$582.0	100.0	$692.5	100.0	$(110.5)	(16.0)
Cost of sales	500.6	86.0	544.2	78.6	(43.6)	(8.0)

Gross profit	81.4	14.0	148.3	21.4	(66.9)	(45.1)

Selling, general and administrative expenses	66.4	11.4	89.2	12.9	(22.8)	(25.6)
Research and development expenses	95.9	16.5	80.6	11.6	15.3	19.0
Restructuring and impairment charges	93.9	16.1	8.7	1.3	85.2	979.3

Operating loss	(174.8)	(30.0)	(30.2)	(4.4)	(144.6)	478.8
Interest expense, net	(43.0)	(7.4)	(42.8)	(6.2)	(0.2)	0.5
Foreign currency gain (loss), net	40.9	7.0	(4.7)	(0.7)	45.6	(970.2)

Loss before income taxes	(176.9)	(30.4)	(77.7)	(11.3)	(99.2)	127.7
Income tax expenses	6.8	1.2	0.3	0.0	6.5	2,166.7

Net loss	$(183.7)	(31.6)	$(78.0)	(11.3)	$(105.7)	135.5

Net Sales and Gross Profit for Display Solutions

	Nine months ended October 1, 2006		Nine months ended October 2, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$215.1	100.0	$223.7	100.0	$(8.6)	(3.8)
Cost of sales	183.8	85.4	178.5	79.8	5.3	3.0

Gross profit	$31.3	14.6	$45.2	20.2	$(13.9)	(30.8)

Display Solutions’ net sales for the nine months ended October 1, 2006 were $215.1 million, a $8.6 million or 3.8% decrease from $223.7 million for the nine months ended October 2, 2005. The decrease in year-to-date net sales for Display Solutions resulted from a relatively steep sales decrease during the third quarter of 2006, which is primarily attributable to a reduction in market demand. A decrease in average selling price also had an impact on the net sales decrease.

Gross profit for the nine-month period ended October 1, 2006 was $31.3 million or 14.6% of net sales, compared to $45.2 million or 20.2% of net sales for the nine-month period ended October 2, 2005. A decrease in gross profit both on an absolute dollar and a percentage basis was primarily attributable to average selling price erosion and an increase in per-unit overhead costs driven by a volume decrease.

Net Sales and Gross Profit for Imaging Solutions

	Nine months ended October 1, 2006		Nine months ended October 2, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$47.7	100.0	$130.4	100.0	$(82.7)	(63.4)
Cost of sales	53.0	111.1	107.4	82.4	(54.4)	(50.7)

Gross profit (loss)	$(5.3)	(11.1)	$23.0	17.6	$(28.3)	(123.0)

Imaging Solutions’ net sales for the nine months ended October 1, 2006 were $47.7 million, an $82.7 million or 63.4% decrease from $130.4 million for the nine months ended October 2, 2005. Continued average selling price pressure for VGA products and delayed transition to new megapixel products resulted in the revenue decrease in this segment.

Gross loss for the nine months ended October 1, 2006 was $5.3 million, compared to gross profit of $23.0 million for the nine months ended October 2, 2005. This decline in gross profit was mainly attributable to average selling price erosion as well as charges under SFAS No. 151, Inventory Costs. In accordance with SFAS No. 151, certain manufacturing overhead costs were expensed rather than being capitalized as inventory due to under-utilization of certain fabrication facilities.

Net Sales and Gross Profit for Semiconductor Manufacturing Services

	Nine months ended October 1, 2006		Nine months ended October 2, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$280.8	100.0	$250.7	100.0	$30.1	12.0
Cost of sales	234.6	83.5	174.3	69.5	60.3	34.6

Gross profit	$46.2	16.5	$76.4	30.5	$(30.2)	(39.5)

Net sales for Semiconductor Manufacturing Services, during the nine-month period ended October 1, 2006, were $280.8 million, a $30.1 million or 12.0% increase compared to net sales of $250.7 million in the year ago period. The decrease in average selling price was more than offset by an increase in sales volume driven by expanded market demand.

Gross profit for the nine months ended October 1, 2006 was $46.2 million or 16.5% of net sales, compared to $76.4 million or 30.5% of net sales for the nine months ended October 2, 2005. The year-over-year decrease of $30.2 or 39.5% was primarily attributable to average selling price erosion, coupled with lower margin mix within the business segment.

Net Sales and Gross Profit for All other

	Nine months ended October 1, 2006		Nine months ended October 2, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$38.4	100.0	$87.7	100.0	$(49.3)	(56.2)
Cost of sales	29.2	76.0	84.0	95.8	(54.8)	(65.2)

Gross profit	$9.2	24.0	$3.7	4.2	$5.5	148.6

The All other category represents certain business activities other than business segments, such as rental fees and unit processing fees. All other in the prior-year period also included certain business activities discontinued in late 2005 or early 2006. Net sales for the current period were $38.4 million compared to net sales of $87.7 million in the prior-year period. The decline of $49.3 million represents the revenue from the discontinued application processor and DRAM foundry business, partially offset by an increase in revenue from unit processing.

Gross profit for the nine-month period ended October 1, 2006 was $9.2 million, an increase of $5.5 million from the gross profit of $3.7 million during the prior-year period. The improvement in gross profit is mainly attributable to the discontinuation of the less profitable application processor and DRAM foundry business.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $66.4 million or 11.4% of net sales for the nine months ended October 1, 2006 compared to $89.2 million or 12.9% for the nine months ended October 2, 2005. This decrease of $22.8 million or 25.6% from the prior-year period was primarily attributable to lower amortization of intangible assets resulting from impairment charges taken during prior quarters, coupled with a decrease in professional service fees and reserve provisions for customer claims and returns.

Research and Development Expenses. Research and development expenses for the current period were $95.9 million, a $15.3 million or 19.0% increase from $80.6 million for the prior-year period. This increase in research and development expenses represents increased technology license fees and additional research and development staffing and activity from the acquisition of ISRON Corporation and IC Media Corporation. As a percentage of net sales, research and development expense increased 16.5% in the current period compared to 11.6% in the prior-year period.

Restructuring and Impairment Charges. During the nine months ended October 1, 2006, we recorded a one-time charge of $93.9 million as restructuring and impairment charges. The amount included $92.5 million of impairment charges under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived assets and $1.4 million of restructuring charges under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The impairment charges were recorded against one of our fabrication facilities and certain related technology and customer-based intangible assets, and the restructuring charges were taken in association with changes in certain of our management and employee early retirements. In the prior-year period, $8.7 million of restructuring and impairment charges were recorded in connection with an impairment of certain tangible assets and an early retirement program.

Net Interest Expenses and Income Tax Expenses

Net Interest Expense. Net interest expense was $43.0 million during the nine-month period ended October 1, 2006, consistent with $42.8 million for the nine-month period ended October 2, 2005. Our interest expense is mostly to serve the Company’s long-term borrowings of $750.0 million, which includes $300 million of Floating Rate Second Priority Senior Secured Notes. As a result of an interest rate swap entered into in the second quarter of 2005, the variable interest rate of such Notes was effectively converted to a fixed rate and we are not exposed to changes in interest rates until the interest rate swap is unwound on June 15, 2008. Refer to “Note 6. Long-term Borrowings” for details.

Income Tax Expenses. Income tax expenses for the nine months ended October 1, 2006 were $6.8 million while income tax expenses were $0.3 million for the prior year period. The lower income tax expenses in the prior-year period were primarily attributable to the effect of deferred tax accounting, where we recognized deferred tax assets for certain temporary differences between taxable and accounting income. Excluding the impact from deferred tax accounting, our income tax expenses are mostly composed of withholding taxes on the interest paid by one of our subsidiaries to its parent company and consistent over the periods.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on our notes and, if drawn upon, the senior credit facility, to invest in research and development and capital equipment expenditures. We anticipate that operating cash flow, together with available borrowing capacity under our senior credit facility, will be sufficient to meet our working capital needs, and fund our research and development expenses, capital expenditures and service requirements on our debt obligations for the foreseeable future. As of October 1, 2006, we had total long-term debt outstanding of $750.0 million.

During the nine-month period ended October 1, 2006, we generated cash from operating activities of $36.6 million, an $20.6 million or 36.0% decrease from operating cash inflow of $57.2 million during the third quarter of 2005. The operating cash inflows for the nine-month period reflected our net loss of $183.7 million adjusted by non-cash items of $209.0 million which consisted mostly of impairment charges, depreciation costs and amortization costs. On top of these cash inflows on an adjusted basis, we had a cash increase of $11.3 million resulting primarily from a decrease in working capital requirements during the nine months ended October 1, 2006.

Our working capital balance was $142.5 million as of October 1, 2006, relatively consistent with $141.4 million as of December 31, 2005. Excluding cash and cash equivalents, the working capital balance was decreased by $19.8 million, from $54.9 million to $35.1 million. The decrease was driven mainly by reductions in accounts receivable and inventories totaling $59.3 million, partially offset by a decrease of $42.1 million in accounts and other payable.

For investing activities, we used cash of approximately $20.2 million for the nine months ended October 1, 2006. This cash outlay principally represented $28.0 million of capital expenditures on tangible and intangible assets, partially offset by a cash inflow from the sale of our application processor business and other tangible assets. During the prior-year quarter, the net cash outlay for investing activities was $42.3 million.

For the nine months ended October 1, 2006, there were no significant financing activities. During the first nine months of 2005, we used approximately $1.9 million in financing activities.

Capital Expenditures. For the nine months ended October 1, 2006, capital expenditures were $28.0 million, a $13.5 million or 32.5% decrease from $41.5 million for the nine months ended October 2, 2005 as a result of the management of the timing of capital expenditures. We will continue to manage the timing of our capital expenditures to support the growth of business from new customers and to optimize return on our investment.

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

Contractual Obligations

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations as of October 1, 2006.

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter	Interest expense
	(in millions of US dollars)
Revolving credit facility	—	—	—	—	—	—	—
Secured notes and subordinated notes(*)	750.0	—	—	—	—	—	750.0
Operating lease	58.8	2.8	11.2	11.2	11.2	11.2	11.2
Others	12.7	4.8	7.3	0.9	—	—	0.1	(0.4)

(*)	Excludes interest obligations on notes.

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

On July 26, 2006, we entered into the Amendment with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders , the Agent and US Bank.

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

Off—Balance Sheet Arrangements

On December 23, 2004, two of our subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of such senior secured credit line as of October 1, 2006 and December 31, 2005 were $90.9 million and $83.0 million, respectively. The utilized portions of the credit line are related to the issuance of letters of credit rather than cash drawdowns.

Other than the senior credit facility, there are no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan – an amendment of SFAS No.87, 88, 106 and 132(R). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal year ending after December 15, 2008. We do not expect that the implementation of SFAS No. 158 will have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption may have on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not expect that adoption of SAB 108 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on our consolidated financial statements.

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

Revenue Recognition

Our revenue is derived from the sale of semiconductor products we design and the manufacture of semiconductor wafers for third parties. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of resulting receivables is reasonably assured. For certain distributors, standard products are sold without rights to return products or stock rotation or price protection rights. Our policy is to recognize revenue upon shipment of products to customers, where shipment represents the point when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Specialty foundry services are performed pursuant to manufacturing agreements and purchase orders. Standard products are shipped and sold based upon purchase orders from customers. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by us for shipping and handling are classified as expenses.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at October 1, 2006 for our Korean subsidiary, a 10% devaluation of the Korean Won against the U.S. dollar would have resulted in a decrease of $1.4 million in our U.S. dollar financial instruments balance and cash balance.

Interest Rate Risk. The $200 million 6 7/8% Second Priority Senior Secured Notes due 2011 and the $250 million 8% Senior Subordinated Notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at October 1, 2006, we estimate that we would have additional interest expense costs over the market rate of $2.8 million for the nine months ended October 1, 2006. The fair value of these fixed rate notes would have decreased by $9.0 million or increased by $9.3 million with a 10% increase or decrease in the interest rate, respectively.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we were to lose key customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 229 customers in the nine-month period ended October 1, 2006, net sales to our 10 largest customers represented approximately 58.8% of our net sales for the period. We had one individual customer and one group of affiliated customers that each represented greater than 10% of our net sales during the nine-month period ended October 1, 2006. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high-volume devices within a short period of time would adversely affect our business.

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

As of November 1, 2006, approximately 62% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We cannot assure you that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience significant work stoppages in future years or that we will not record significant charges related to those work stoppages.

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

Escalating tensions with North Korea could adversely affect our business, financial condition, and results of operations.

Relations between Korea and North Korea have been tense throughout Korea’s modern history. The level of tension between Korea and North Korea has fluctuated and may increase or change abruptly as a result of current and future events. In October 2006, the level of tension increased as a result of a North Korean nuclear weapons test and the subsequent imposition of economic sanctions by member nations of the United Nations. Although we do not derive any revenue from, nor sell any products in, North Korea, any future increase in tensions which may occur, for example, the breakdown of high-level contacts between Korea and North Korea or the occurrence of military hostilities, could adversely affect our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended October 1, 2006, one of our subsidiary’s former employees exercised options to acquire 4,375 of our common units at a purchase price of $5,998.13. Because the offering transaction took place outside the U.S. and the optionee was not a U.S. person, these securities were exempt from registration under Regulation S of the Securities Act of 1933, as amended.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR LLC

Dated: November 14, 2006	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and President

Dated: November 14, 2006	By:	/s/ Robert J. Krakauer
Robert J. Krakauer
Executive Vice President, Corporate Operations, and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.