Form 10-K
period 2006-12-31
MAGNACHIP SEMICONDUCTOR LLC
filed 2007-03-30
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

As of March 1, 2007, the registrant had 52,720,784.047 of the registrant’s common units outstanding.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to security holders.

i

MAGNACHIP SEMICONDUCTOR LLC

2006 FORM 10-K ANNUAL REPORT

ii

PART I

INDUSTRY AND MARKET DATA

In this report, we rely on and refer to information regarding the semiconductor market from iSuppli, DisplaySearch, and other third-party sources. Market data attributed to iSuppli are from “CCD and CMOS Image Sensors: Handset Market Driving the Industry, Consumer Platforms Topical Report—Q4 2006” dated October 2005, “Pure Play Foundry Market Tracker—H2 2006,” and “Much Room for Growth Before Display Driver Market Matures: Display Driver ICs Market Tracker—Q4 2006.” Market data attributed to DisplaySearch are from “Quarterly Global TV Shipment & Forecast Data Tables—Q4 2006,” “Quarterly Desktop MNT Shipment & Forecast Data Tables—Q4 2006,” and “Quarterly NBPC Shipment & Forecast Data Table—Q4 2006.” Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of the information and have not independently verified it. As a result, you should be aware that market and other similar data set forth herein, and estimates and beliefs based on such data, may not be reliable. We do not have any obligation to announce or otherwise make publicly available updates or revisions to these forecasts. In many cases, we have made statements in this report regarding our industry and our position in the industry based on our experience in the industry and our own investigation of market conditions. We cannot assure you that any of these assumptions are accurate or that our assumptions correctly reflect our position in our industry.

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

Item 1. Business.

BUSINESS

Overview

MagnaChip Semiconductor LLC (“MagnaChip” or the “Company”) is a leading designer, developer and manufacturer of mixed-signal and digital multimedia semiconductors addressing the convergence of consumer electronics and communications devices. We focus on Complementary Metal-Oxide Semiconductor (“CMOS”) image sensors and flat panel display drivers, which are complex, high-performance mixed-signal semiconductors that capture and display images and enable and enhance the features and capabilities of both small and large flat panel displays. Our solutions are used in a wide variety of consumer and commercial mass market applications, such as mobile handsets, including camera-equipped mobile handsets, flat panel monitors and televisions, consumer home and mobile displays, portable and desktop computer displays, handheld gaming devices, PDAs and audio-visual equipment such as DVD players. We serve consumer markets that we believe will have higher growth rates than those of the overall semiconductor industry.

We manufacture our products using our proprietary process technology, which we believe provides our products with cost advantages over those of our competitors. We have approximately 8,500 registered and pending patents. We believe that our proprietary in-house CMOS image sensor technology allows us to tailor our process to create brighter, sharper, more colorful picture quality in image-capture applications such as camera-equipped mobile handsets. Our flat panel display drivers enable our customers to deliver higher image quality, thinner and more power-efficient small panel displays for use in mobile handsets, handheld gaming devices and PDAs and large panel displays for use in portable and desktop computer monitors and digital televisions. We are also a leading provider of wafer foundry services whereby we leverage our specialized process technologies and low cost manufacturing facilities to produce semiconductors for third parties using their product designs.

We own and operate five wafer fabrication facilities, or fabs, which have a combined production capacity of over 119,000 eight-inch equivalent wafers per month. Our fabs provide us with large-scale, cost-effective and flexible capacity, enabling us to rapidly scale to high volume to meet shifts in demand by our end customers. Our fabs also provide us with the ability to further develop our differentiated process technologies for our own product development and manufacturing. The location of our manufacturing sites in Korea and research and development resources in Korea, Japan, and the United States provide close geographical proximity to many of our largest customers and to the core of the worldwide consumer electronics supply chain.

We sell our solutions to leading original equipment manufacturers, or OEMs, which include major branded customers as well as contract manufacturers. Our CMOS image sensors are currently designed into products offered by leading global mobile handset manufacturers. Our flat panel display drivers are currently incorporated into products offered by top flat panel display manufacturers. During the year ended December 31, 2006, we sold over 2,200 products to more than 240 customers.

In the three-month period ended December 31, 2004, and the fiscal years ended December 31, 2005, and December 31, 2006, we derived respectively 23.9%, 17.4%, and 8.1% of our consolidated revenue from CMOS image sensors, 24.8%, 34.8%, and 36.8% from flat panel display drivers, and 36.2%, 36.8%, and 46.0% from semiconductor manufacturing services.

The Original Acquisition

Our business was named MagnaChip Semiconductor when it was acquired from Hynix Semiconductor Inc. on October 6, 2004, by Citigroup Venture Capital Equity Partners, L.P. (now known as Court Square Capital Partners, but referred to herein as “CVC”), Francisco Partners L.P., or “Francisco Partners,” CVC Asia Pacific Limited, or “CVC Asia Pacific,” certain members of management and other investors, following discussions with

Hynix that began in late 2001 and the execution of a definitive agreement in June 2004. Previously, we were the System IC division within Hynix which, in 1999, had been formed from the Hyundai Electronics and LG Semiconductor System IC businesses and can trace its history back to the late 1970s. We refer to the acquisition transaction, including the related definitive agreements with Hynix, as the “Original Acquisition.”

Divestment of Application Processor Business

On January 31, 2006, we completed the sale of our application processor business to ABOV Semiconductor Co., Ltd., a new independent entity formed by the investors in GreenChips Co., Ltd., a Korean semiconductor solution provider. The application processor business primarily included assets, staff, and intellectual property related to MagnaChip’s 8-bit and 32-bit microcontroller, SmartCard controller, microperipheral IC, and linear IC product lines. MagnaChip retained a 2.3% equity stake in the new entity, and our semiconductor manufacturing services business continues to provide wafer foundry services for ABOV Semiconductor.

Competitive Strengths

We believe that our competitive strengths include:

Leading Technology and Intellectual Property. We believe our advanced process technology and portfolio of approximately 8,500 registered and pending patents provide us with key competitive advantages in the following areas:

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

Semiconductor manufacturing services: We have developed high-voltage, analog power and embedded memory specialty manufacturing process technologies that enable us to manufacture differentiated, high performance integrated semiconductor devices. For example, we developed the first high-voltage, high- performance CMOS 0.18 µm process, which enables us to manufacture more integrated, and thus smaller and more cost-efficient, semiconductor products. We believe that our proprietary process technology allows us to meet a wide variety of the specialty semiconductor manufacturing needs of our customers.

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

Established Relationships With Key Consumer Electronics OEMs. Our long history of operating in Asia and our proximity to leading communications and consumer OEMs facilitate our close customer relationships with leading innovators in the consumer electronics market. We have active local applications and engineering work support programs for our customers and collaborate closely with our customers in the design and manufacturing of their products.

Significant Management and Board Expertise. Our management and Board of Directors have significant previous experience with advanced semiconductor companies both in Asia and worldwide. Our executives have many years of experience at such leading companies as Hynix, Samsung, Fairchild Semiconductor, and ChipPAC. In addition, two of our equity sponsors, CVC and Francisco Partners, have a long history of investments in semiconductor companies. We believe that their understanding of semiconductor system solutions, relationships, and credibility with key customers provides us with a key competitive advantage.

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

Strengthen Collaboration With Key Customers. We intend to continue strengthening and deepening relationships with our key customers by collaborating on critical design and product development roadmaps. We believe such collaborative relationships will solidify our position with our customers, further our competitive differentiation and accelerate our drive for deeper customer and new market penetration. For example, close collaboration with our mobile handset customers has allowed us to deliver improved interfaces between baseband and image processors, which have resulted in solutions with smaller form factors and improved image quality.

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

Broaden Our Customer Base. We intend to expand our customer base across various applications and geographic locations by leveraging our position as a supplier to many of the largest global consumer electronics companies and delivering to potential customers proven, innovative solutions. We also believe that as consumer electronics and communications applications converge and proliferate, we will increasingly have opportunities to sell our products into new markets such as the automotive, medical and industrial markets. We also intend to expand our global sales presence to penetrate new accounts worldwide and grow existing account relationships. We will leverage our sales representatives and distributors located throughout Asia, the United States, and Europe to further these goals.

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

Products and Services

We have a balanced portfolio of products that address many of the most rapidly growing consumer electronics markets. We have determined, based on the nature of our operations and products offered to customers, that our reportable segments are Imaging Solutions, Display Solutions, and Semiconductor Manufacturing Services. The Imaging Solutions segment’s primary products are CMOS image sensors, and the Display Solutions segment’s primary products are flat panel display drivers. The Semiconductor Manufacturing Service segment provides wafer foundry services to clients.

Imaging Solutions. Our highly integrated image sensors are designed to be cost effective and to provide brighter, sharper, more colorful and, thus enhanced, image quality for use primarily in applications that require small form factors, low power consumption, effective heat dissipation and high reliability. Our image sensors fully satisfy these key criteria and are used in image capture applications such as camera-equipped mobile handsets and personal computer cameras. Our in-house manufacturing capabilities enable us to continuously fine tune our CMOS process technology to deliver improved image-capture sensitivity and accuracy.

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

According to iSuppli, total worldwide image sensor revenue is expected to grow from $6.56 billion to $9.146 billion from 2006 to 2010, while unit shipments for area sensors such as our products will grow from 919 million units in 2006 to 1.538 billion units in 2010. Image sensor revenues for wireless electronics are forecasted by iSuppli to grow from 29% of the total revenue in 2006 to 64% by 2010. Conversely, revenues for consumer electronics will drop from 45% to 18% of the total market. Handsets accounted for 70% of all image sensor unit shipments in 2005 and will increase at a compound annual growth rate of 20% to account for 77% of all sensor shipments by 2010. Importantly, sensors for digital still cameras will only increase at a 5.8% compound annual growth rate from 98 million units in 2005, or 14.5% of the total, to 130 million units in 2010, or 8.4% of the total.

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

We offer CMOS image sensors with resolutions of VGA, 1.0MP (megapixels), 1.3MP, 2.1MP and 3.2MP. Our solutions enable small form factor camera module implementations which are required for today’s demanding industrial designs, such as very thin mobile phones. All of our solutions support both video and still capture modes, and provide sub-sampling modes to enable preview modes of operation with reduced power consumption. The choice of resolution by an OEM customer may involve many factors such as size, power and cost target. By offering a full line of solutions, we can service our customer’s requirements across the multiple end products they may offer.

Our imaging solutions segment received revenues of $60.5 million and had a gross loss of $4.0 million during the year ended December 31, 2006, revenues and gross profit of $163.3 million and $25.4 million during the year ended December 31, 2005, and revenues and gross profit of $58.1 million and $12.7 million during the three-month period ended December 31, 2004.

Display Solutions. Our flat panel display driver solutions are used in a wide variety of displays for mass market and commercial applications such as mobile handsets, handheld gaming devices, PDAs, displays for desktop and mobile computer monitors and flat panel televisions. We produce highly integrated flat panel display driver solutions and have pioneered developments in embedded memory and in the design and manufacturing of display drivers, enabling our customers to provide improved picture quality through thinner, smaller, more power-efficient displays.

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

The overall end market for flat panel display drivers is composed of a multitude of consumer electronics device markets such as television, laptop and desktop computers and portable consumer devices, including mobile handsets. This overall market can be broken down into several distinct sub-markets which we serve. These sub-markets include large panel TFTs, typically used in flat panel televisions and computer displays, small panel TFTs, typically used in mobile handsets, OLEDs and Color STNs. iSuppli forecasts in the Display Driver ICs Market Tracker that small and medium flat panel display producer shipments will increase from approximately 1.897 billion units in 2006 to 2.226 billion units by 2010, a compound annual growth rate of 4.1%. DisplaySearch forecasts the large TFT LCD market size to increase from 258 million units and $96 billion revenue in 2006 to 462 million units and $138 billion revenue in 2010, a compound annual growth rate of 16%.

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

Our display solutions segment received revenues of $273.7 million and gross profit of $35.6 million during the year ended December 31, 2006, $326.1 million and $66.6 million during the year ended December 31, 2005, and $60.3 million and $4.5 million during the three-month period ended December 31, 2004.

Semiconductor Manufacturing Services. We provide semiconductor manufacturing services primarily to semiconductor companies that do not have their own fabs. We target the market for diversified semiconductor products that require differentiated specialty process technologies for their manufacture, including high-voltage CMOS, non-volatile memory processes, power, analog and mixed-signal processes. We focus on specialty process technologies that do not require significant recurring capital investment, and we are able to better differentiate ourselves through the depth of our intellectual property portfolio and process technology skills.

The increasing trend toward the outsourcing of semiconductor manufacturing has resulted in a rapid increase in the size of this market. According to iSuppli, the worldwide foundry service market is projected to grow from in excess of $26.6 billion in 2006 to $44.3 billion in 2010, a compound annual growth rate of 13.6%.

Typical applications serviced by our semiconductor manufacturing services business are high-voltage, analog and mixed-signal, power, and non-volatile memory products for consumer, data processing, mobile, game and data communication end-markets. We have developed specialty manufacturing process technologies that enable us to manufacture differentiated, high-performance integrated semiconductor devices. For example, we developed a distinctive high-voltage, high-performance CMOS 0.18 µm process that enables us to manufacture more integrated, and thus smaller and more cost efficient, semiconductor products. We believe that our proprietary process technology allows us to meet a wide variety of the specialty semiconductor manufacturing needs of our customers.

Our internal wafer fab facilities serve both our in-house product design groups and external foundry customers, allowing for both specialty process technology expertise and flexible manufacturing capacity. We target to be the primary-source provider of semiconductor manufacturing services for specialty process technologies for our foundry customers.

Our semiconductor manufacturing services segment received revenues of $342.4 million and gross profit of $45.7 million during the year ended December 31, 2006, $345.4 million and $110.4 million during the year ended December 31, 2005, and $88.3 million and $19.1 million during the three-month period ended December 31, 2004.

Customers

During the year ended December 31, 2006, we sold over 2,200 products to more than 240 customers. In the year ended December 31, 2006, our 10 largest customers accounted for approximately 65.6% of our net sales, and we had one customer, a group of LG affiliates including LG.Philips LCD, representing greater than 10% of our net sales. See “Risk Factors—A significant portion of our sales comes from a relatively limited number of customers.”

Revenue classified by geography is determined by the headquarters locations of our customers. During the year ended December 31, 2006, we received revenues of $62.3 million from external customers in the United States and $682.0 million from all foreign countries, of which 60.7% was from Korea, 11.5% from Japan, 17.4% from Taiwan, and 7.5% from China, Hong Kong, and Macau. During the year ended December 31, 2005, we received revenues of $45.5 million from external customers in the United States and $892.2 million from all foreign countries, of which 57.4% was from Korea, 11.0% from Japan, 16.0% from Taiwan, and 11.8% from China, Hong Kong, and Macau. During the three-month period ended December 31, 2004, we received revenues of $9.3 million from external customers in the United States and $234.3 million from all foreign countries, of which 54.3% was from Korea, 16.2% from Japan, 12.8% from Taiwan, and 13.5% from China, Hong Kong, and Macau.

Sales, Marketing and Distribution

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near concentrations of major customers. Our direct sales force consists primarily of representatives located in our headquarters in Korea, as well as representatives located elsewhere throughout Asia, the United States, and Europe. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. During the year ended December 31, 2006, we derived approximately 74% of net sales through our direct sales force and 26% of net sales through our network of authorized agents and distributors.

Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited amounts of product inventory, and our sales representatives generally relay orders to our headquarters for fulfillment. Our agreements with our authorized agents and distributors are usually terminable by either party on relatively short notice.

Research and Development

Our expenditures for research and development were $131.2 million, representing 17.6% of net sales for the year ended December 31, 2006, $107.6 million, representing 11.5% of net sales for the year ended December 31, 2005, and $97.8 million, representing 9.0% of net sales for the year ended December 31, 2004. Our research and development efforts focus on process technology, design methodology and intellectual property for our semiconductor products and foundry services. As a result, we have implemented improvements to our manufacturing processes, design software and design libraries, including our 0.15 µm high-voltage process and our 0.13 µm CIS process and library. We also work closely with our major customers in many research and development activities, including joint intellectual property development, to increase the likelihood that our products will be more easily designed into the customers’ products and consequently achieve rapid and lasting market acceptance. In CMOS image sensors, we are focusing on pixel size reduction, thereby enabling smaller form factors and higher resolution sensors. In flat panel display drivers, we are focusing on further integration. In semiconductor manufacturing services, our research and development work allows us to add features such as mixed-signal, high voltage, embedded memory and power devices.

Raw Materials

We use processes that require specialized raw materials that are generally available from a limited number of suppliers. In 2006, we diversified suppliers for many of our raw materials, including chemicals, gases, and tape, which is one of the process materials for our display drivers. We continue to attempt to qualify additional suppliers for these materials. Although we have not experienced any significant raw material shortages in the past, it is possible that going forward our business and results of operations could be adversely affected due to supply shortages or price increases for raw materials.

Worldwide supplies of silicon wafers, an important raw material for the semiconductors we manufacture, have been decreasing due to a worldwide shortage of polysilicon, the raw material of wafers, and are not expected to increase until late 2008. Polysilicon is also a key raw material for solar cells, the demand for which has steadily increased over the last two years.

Intellectual Property

As of March 1, 2007, our portfolio of intellectual property assets included approximately 8,500 registered and pending patents. Our patents expire at various times over the next 18 years. While these patents are in the aggregate important to our competitive position, no single registered or pending patent is material to us.

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

Employees

Our worldwide workforce consisted of 3,504 employees (full- and part-time) as of March 1, 2007, of which 455 were involved in sales, general and administrative, 485 were in research and development, 92 were in quality, reliability and assurance and 2,472 were in manufacturing (comprised of 401 in engineering and 2,071 in operations). As of March 1, 2007, 2,149 employees, or approximately 61% of our workforce, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions.

Currently, members of the Korean Confederation of Trade Unions (KCTU), representing the former employees of two subcontractors that we retained for only three months in 2004, have demonstrated and may continue to demonstrate at our campus in Cheongju, Korea. The KCTU is demanding that we pressure other subcontractors to hire the employees and that we pay monetary compensation to the employees. These demonstrations have required additional interim expenses and may have a continuing negative impact on our operations in the future.

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

If we were to lose key customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 240 customers in the twelve-month period ended December 31, 2006, net sales to our 10 largest customers represented approximately 65.6% of our net sales for the period. We had one individual customer and one group of affiliated customers that each represented greater than 10% of our net sales during the year ended December 31, 2006. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high-volume devices within a short period of time would adversely affect our business.

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

As of March 1, 2007, approximately 61% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We cannot assure you that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience significant work stoppages in future years or that we will not record significant charges related to those work stoppages.

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

Our competitors may develop, patent or gain access to know-how and technology similar to our own. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or our having to pay other companies for infringing on their intellectual property rights.

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

Our company organizational structure is based, in part, on assumptions about the various tax laws, including withholding tax, and other laws of applicable non-U.S. jurisdictions. In addition, our Korean subsidiary (“MagnaChip Korea”) was granted a limited tax-holiday under Korean law in October 2004, which provides for certain tax exemptions for corporate taxes, withholding taxes, acquisition taxes, property and land taxes and other taxes for five years. Our interpretations and conclusions are not binding on any taxing authority, and, if our assumptions about tax and other laws are incorrect or if the authorities were to change or modify the relevant laws, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our company organizational structure materially impaired.

A limited number of persons indirectly control us.

CVC, Francisco Partners, and CVC Asia Pacific own approximately 34.1%, 34.1% and 18.3%, respectively, of the outstanding voting interests in MagnaChip. By virtue of their ownership of these voting interests, and the securityholders’ agreement among MagnaChip and its unitholders, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the unitholders for approval, including the election of a majority of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets.

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

Any increase in tensions with North Korea could adversely affect our business, financial condition, and results of operations.

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

Beginning with our fiscal year ending December 31, 2007, we will be subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. Beginning with our fiscal year ending December 31, 2008, our independent auditors will be required to attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. If we fail to achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We own and operate five wafer fabrication facilities, or fabs, which have a combined production capacity of over 119,000 eight-inch equivalent wafers per month. We manufacture wafers at our two 8-inch fabs and our 6-inch fab located in Cheongju, Korea and our 8-inch fab and our 5-inch fab located in Gumi, Korea. The Cheongju facilities have three main buildings totaling 164,058 square meters. The Gumi facilities have two main buildings with 50,351 square meters devoted to manufacturing. We also lease from Hynix certain exclusive-use space plus certain common- and joint-use space in several buildings, primarily warehouses and utility facilities, in Cheongju, Korea.

In addition to our fabs located in Cheongju and Gumi, Korea, we lease facilities in Seoul, Korea, Osaka, Japan, and Sunnyvale, California. Each of these facilities includes administration, sales and marketing, research and development, and operations functions. We also lease design facilities in Tokyo, Japan, which also has a sales and marketing office, and Lake Oswego, Oregon, and sales and marketing offices at our subsidiaries in several other countries.

The ownership of our wafer manufacturing assets is an important component of our business strategy that enables us to develop proprietary, differentiated products and maintain a high level of manufacturing control resulting in high production yields, shortened design and production cycles, adequate manufacturing capacity, and the capture of the wafer manufacturing profit margin.

The table below sets forth information with respect to our manufacturing facilities and technologies:

Manufacturing Facility	Location	Wafer Size	Technology
F-5	Cheongju	8”	0.18 / 0.15 / 0.13µm
F-4	Cheongju	8”	0.35 / 0.25 / 0.22µm
F-3	Gumi	8”	0.5 / 0.35µm
F-2	Cheongju	6”	0.8 /0.6 /0.5µm
F-1	Gumi	5”	1.2µm

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no established public trading market for our outstanding common equity.

Holders

The approximate number of record holders of our outstanding class of common equity as of March 1, 2007, was 206.

Dividends

We did not pay any dividends in fiscal year 2006. Our ability to pay dividends is restricted by certain covenants contained in our senior credit facilities, as well as certain restrictions contained in our indentures relating to our senior notes and our subordinated notes.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following table sets forth our selected financial and other data as of the dates and periods indicated. The information contained in this table should be read in conjunction with “Item 7. Management’s discussion and analysis of financial condition and results of operations” and our historical financial statements and the accompanying notes thereto included elsewhere in this Form 10-K.

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004	Year ended December 31
	2006	2005			2003	2002
	(Successor Company)(1)			(Predecessor Company)(1)
	(in millions of US dollars, except unit data)
Statement of Operations Data
Net Sales
Related party(2)	$—	$—	$—	$163.8	$260.7	$306.8
Other	744.3	937.7	243.6	677.8	570.1	393.5

	744.3	937.7	243.6	841.6	830.8	700.3
Cost of sales	644.9	729.0	204.5	654.6	752.5	691.0

Gross profit	99.4	208.7	39.1	187.0	78.3	9.3
Selling, general and administrative	87.7	123.3	29.8	54.0	68.7	61.9
Research and development	131.2	107.6	22.1	75.7	86.6	87.0
Restructuring and impairment charges	94.3	36.2	—	—	—	—

Operating income (loss)	(213.8)	(58.4)	(12.8)	57.3	(77.0)	(139.6)

Interest expense, net	(57.2)	(57.2)	(16.7)	(17.7)	(37.8)	(46.8)
Foreign currency gain, net	50.9	16.5	30.4	5.3	1.4	8.6
Other	—	—	—	1.1	1.1	1.3

Other income (expenses)	(6.3)	(40.7)	13.7	(11.3)	(35.3)	(36.9)

Income (loss) before income taxes	(220.1)	(99.1)	0.9	46.0	(112.3)	(176.5)
Income tax expenses	9.2	1.8	6.7	2.8	1.4	1.8

Net income (loss)	$(229.3)	$(100.9)	$(5.8)	$43.2	$(113.7)	$(178.3)

Dividends to preferred unitholders	10.9	9.9	13.4	N/A	N/A	N/A

Net loss attributable to common units	$(240.2)	$(110.8)	$(19.2)	N/A	N/A	N/A

Net loss per common unit—basic and diluted	$(4.54)	$(2.10)	$(0.38)	N/A	N/A	N/A

Weighted average number of units—basic and diluted	52,911,734	52,898,497	50,061,910	N/A	N/A	N/A
Balance Sheet Data at period end
Cash and cash equivalents	$89.2	$86.6	$58.4	$—	$—	$—
Working capital(3)	122.6	141.4	129.3	75.9	21.7	3.1
Total assets	770.1	1,040.6	1,154.5	653.8	790.0	1,077.8
Total indebtedness(4)	750.0	750.0	750.7	252.6	468.1	631.7
Preferred units	117.4	106.5	96.5	—	—	—
Owners’ equity	N/A	N/A	N/A	206.7	155.3	268.3
Unitholders’ equity	(284.5)	(46.5)	55.9	N/A	N/A	N/A
Foreign exchange rate (KRW/USD)(5)
Average exchange rate	954.3	1,023.8	1,090.8	1,163.3	1,191.8	1,250.3
End-of-period exchange rate	930.0	1,010.0	1,035.1	1,152.0	1,192.0	1,186.3

(1)	On October 6, 2004, MagnaChip Semiconductor LLC completed the Original Acquisition. For accounting purposes and consistent with its reporting periods, the Company has used October 1, 2004 as the effective date of the Original Acquisition since the financial results from October 1, 2004 onwards accrued to the Company’s benefit. As a result, the Company has reported its operating results and financial position for all periods from and after October 1, 2004, as those of the successor company. The predecessor company periods and the successor company periods have different bases of accounting and are therefore not comparable.
(2)	Primarily relates to wafer foundry contract manufacturing services to Hynix Semiconductor, Inc., Hynix Display Technology and other related parties during the predecessor company periods when the Company was the System IC division within Hynix.
(3)	Working capital is calculated as current assets less current liabilities.
(4)	Total indebtedness is calculated as long and short-term borrowings, including the current portion of long-term borrowings.
(5)	As a substantial portion of the Company’s revenues and assets are recorded in KRW functional currency, conversion to US Dollar reporting currency is required at the end of each reporting period in order to follow the methodology prescribed in SFAS No. 52, Foreign Currency Translation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors set forth elsewhere in this Form 10-K and in the Company’s prior public filings with the SEC. These forward–looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. The Company’s management cautions that forward–looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward–looking statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company’s quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward–looking statement in light of future events.

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

We have three separate business segments: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services.

•

Display Solutions: Our Display Solutions segment offers flat panel display drivers for the entire product range of small to large panel displays, including mobile handsets, handheld gaming devices, PDAs, displays for desktop and mobile computer monitors and flat panel televisions. Our products also cover a broad range of technologies and interfaces including LTPS, TFT, CSTN, OLED technologies, RSDS and mini-LVDS interfaces.

•

Imaging Solutions: Our Imaging Solutions segment address a broad spectrum of consumer electronics products ranging from camera-equipped mobile handsets to personal computer webcams, offering VGA, 1.3, 2.1 and 3.2 megapixel CMOS image sensors. Our highly integrated image sensors are designed to be cost effective and to provide brighter, sharper and more colorful image quality for use primarily in applications that require small form factors, low power consumption, effective heat dissipation and high reliability.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment uses our process technology and manufacturing facilities to manufacture semiconductor wafers for third parties based on their designs. We provide our services to specialty markets that utilize high-voltage, embedded memory, analog and power processes. We offer customized services for clients globally at our state-of-the-art fabrication facilities located in Cheongju and Gumi, Korea. Our fabs provide us with large scale, cost-effective and flexible capacity enabling us to rapidly scale to high volume to meet shifts in demand by our end customers.

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

Prior to our fiscal year 2006, we operated in a single segment—semiconductor manufacturing. In our fiscal year 2006, subsequent to the appointment of new chief operating decision maker (the “CODM”) as defined by Statements of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Relate Information, the manner in which the CODM reviewed the Company’s operational results and made significant business decisions was changed to include disaggregated financial information with respect to our three primary business units. Segment information for the prior periods was prepared in conformity with the current segment structure.

Results of Operations—Comparison of Years Ended December 31, 2006 and December 31, 2005

	Year ended December 31, 2006		Year ended December 31, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$744.3	100.0	$937.7	100.0	$(193.4)	(20.6)
Cost of sales	644.9	86.6	729.0	77.7	(84.1)	(11.5)

Gross profit	99.4	13.4	208.7	22.3	(109.3)	(52.4)

Selling, general and administrative expenses	87.7	11.8	123.3	13.1	(35.6)	(28.9)
Research and development expenses	131.2	17.6	107.6	11.5	23.6	21.9
Restructuring and impairment charges	94.3	12.7	36.2	3.9	58.1	160.5

Operating income (loss)	(213.8)	(28.7)	(58.4)	(6.2)	(155.4)	266.1
Interest expense, net	(57.2)	(7.7)	(57.2)	(6.1)	0.0	0.0
Foreign currency gain, net	50.9	6.8	16.5	1.8	34.4	208.5

Income (loss) before income taxes	(220.1)	(29.6)	(99.1)	(10.5)	(121.0)	122.1
Income tax expenses	9.2	1.2	1.8	0.2	7.4	411.1

Net income (loss)	$(229.3)	(30.8)	$(100.9)	(10.7)	$(128.4)	127.3

Net Sales

	Year ended December 31, 2006		Year ended December 31, 2005		Change
	Amount	% of total	Amount	% of total	Amount	%
	(in millions of US dollars; %)
Display solutions	$273.7	36.8	$326.1	34.8	$(52.4)	(16.1)
Imaging solutions	60.5	8.1	163.3	17.4	(102.8)	(63.0)
Semiconductor Manufacturing Services	342.4	46.0	345.4	36.8	(3.0)	(0.9)
All other	67.7	9.1	102.9	11.0	(35.2)	(34.2)

	$744.3	100.0	$937.7	100.0	$(193.4)	(20.6)

We derive a majority of our net sales from three operating segments: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. The “All other” category for 2006 represents certain business activities other than these business segments, principally composed of rental and unit processing. All other for the prior period also included certain business activities exited in late 2005 or early 2006, such as our application processor and DRAM foundry business.

Total net sales for 2006 decreased $193.4 million, or 20.6% compared to 2005. Net sales generated from the three operating segments in 2006 were $676.6 million, a decrease of $158.2 million or 18.9% from net sales from the three operating segments in 2005.

Display Solutions. Net sales from Display Solutions for the year ended December 31, 2006 were $273.7 million, a $52.4 million or 16.1% decrease from $326.1 million for the year ended December 31, 2005. This decrease was primarily attributable to sales volume decrease in large display driver products as a result of our customer’s inventory correction, build-up of inventory in the prior year and subsequent reductions of inventory in 2006 due to less-than-expected market demand from our major customers. In addition, average selling price erosion during 2006 also had a negative impact on net sales.

Imaging Solutions. Imaging Solutions net sales decreased $102.8 million in 2006, or 63% compared to net sales generated in 2005. This decrease was primarily attributable to missed opportunities from our delays in transition to new mega-pixel products, which was expected to substitute our VGA products. Revenue from our traditional VGA products decreased year-over-year due to lower market demand and a decline in average selling price.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the year ended December 31, 2006, were $342.4 million, a $3.0 million or 0.9% decrease compared to net sales of $345.4 million for 2005. A moderate decrease in average selling price was mostly offset by an increase in wafer volume.

All other. Net sales from All other for 2006 were $67.7 million compared to $102.9 million for 2005. The year-over-year reduction of $35.2 million represents net sales from the exited application processor business and DRAM foundry business, which was partially offset by an increase in revenue from unit processing.

Gross Profit

	Year ended December 31, 2006		Year ended December 31, 2005		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Display solutions	$35.6	13.0	$66.6	20.4	$(31.0)	(46.5)
Imaging solutions	(4.0)	(6.6)	25.4	15.6	(29.4)	(115.7)
Semiconductor Manufacturing Services	45.7	13.3	110.4	32.0	(64.7)	(58.6)
All other	22.1	32.6	6.3	6.1	15.8	250.8

	$99.4	13.4	$208.7	22.3	$(109.3)	(52.4)

Total gross profit decreased $109.3 million in 2006, or 52.4%, compared to gross profit generated in 2005. Gross margin percentage for 2006 was 13.4% of net sales, a decrease of 8.9% from 22.3% for 2005. This decline in gross margin percentage was primarily attributable to lower utilization of our manufacturing capacity as a result of substantial sales decreases, coupled with an overall decrease in average selling prices.

Display Solutions. Gross margin percentage for Display Solutions for the year ended December 31, 2006 declined to 13.0% compared to 20.4% for the year ended December 31, 2005. This decline in gross margin percentage was primarily attributable to lower average selling price and higher overhead cost per-unit driven by a decrease in unit volume.

Imaging Solutions. Imaging Solutions reported gross loss for the year ended December 31, 2006, due to a significant reduction in revenues as a result of a weak market position for new products, coupled with significant decreases in market demand for existing products.

Semiconductor Manufacturing Services. Gross margin for Semiconductor Manufacturing Services declined to 13.3% in 2006 from 32.0% in 2005. The year-over-year decrease was primarily attributable to lower margin mix within the segment.

All other. Gross margin percentage for All other for 2006 increased to 32.6% from 6.1% for the year ended December 31, 2005. This increase is mainly attributable to the discontinuation of the less profitable application processor and DRAM foundry businesses.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $87.7 million or 11.8% of net sales for the year ended December 31, 2006 compared to $123.3 million or 13.1% for the year ended December 31, 2005. This decrease of $35.6 million or 28.9% from the prior year was primarily attributable to a reduction in professional service fees driven by our cost containment efforts and a decrease in amortization expense of intangible assets as a result of an impairment taken during the year.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2006 were $131.2 million, a $23.6 million or 21.9% increase from $107.6 million for the year ended December 21, 2005. This increase in research and development expenses during the year primarily represents our focus on the introduction of new products, especially in the Imaging Solutions and Display Solutions segments. As a percentage of net sales, research and development expense increased to 17.6% in current period compared to 11.5% in the prior period.

Restructuring and Impairment Charges. During the year ended December 31, 2006, we recorded restructuring and impairment charges totaling $94.3 million, which included $92.9 million of impairment charges under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and $1.4 million of restructuring charges under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The impairment charges of $92.5 million recorded during 2006 related to certain fixed assets and technology and customer-based intangible assets (the “asset group”) comprising our Imaging Solution business. At the end of 2005, the capacity utilization of the Fab was under the level that we believe to be normal. This was primarily due to a transition in product mix, coupled with a seasonal decrease in market demand, which was deemed to be temporary and recoverable. However, in 2006, our management determined, based on revised forecasting, that the projected demand for certain of its products in our Imaging Solutions business was significantly less than previously forecasted and that this decline was not temporary or seasonal. Therefore, we assessed whether there had been an impairment of the asset group pursuant to SFAS No. 144 and, based on the assessment, recorded the impairment charge. We also recorded $0.4 million of impairment charges in association with the disposition of certain held-for-sale assets.

The $1.4 million of restructuring charges for 2006 were incurred in connection with the termination of certain of our management and employees.

During the year ended December 31, 2005, the Company recorded a one-time charge of $36.2 million of restructuring and impairment charges which included $33.5 million for asset impairment and $2.7 million for restructuring.

Other Income (Expense)

Net Interest Expense. Net interest expense was $57.2 million for the year ended December 31, 2006, consistent with $57.2 million for the year ended December 31, 2005. Substantially all of our interest expense is to serve our long-term borrowings of $750.0 million at a weighted-average interest rate of 7.4%.

Net Foreign Currency Gain. Net foreign currency gain for the year ended December 31, 2006 was $50.9 million, compared to $16.5 for the year ended December 31, 2005. A substantial portion of our net foreign currency gain was non-cash translation gain recorded for intercompany borrowings at one of our subsidiaries.

Income Tax Expenses

Income tax expenses for the year ended December 31, 2006 were $9.2 million while income tax expenses were $1.8 million for the year ended December 31, 2005. The lower income tax expenses in the prior period were primarily attributable to the income tax benefit recognized for a temporary difference related to revenue recognition at our Japanese subsidiaries, which became recognizable as a result of change in business model. Income tax expense for 2006 was comprised of $5.2 million of withholding taxes on the interest paid by one of our subsidiaries to its parent company, a $2.0 million income tax effect from the decrease of deferred tax assets and an aggregate $2.0 million of current income taxes incurred at various jurisdictions where we had our operations.

Results of Operations—Comparison of Years Ended December 31, 2005 and December 31, 2004

			Year ended December 31, 2004
	Year ended December 31, 2005		Three months ended December 31, 2004	Nine months ended September 30, 2004	Total twelve months ended December 31, 2004		Change
	Amount	% of net sales	Amount	Amount	Amount	% of net sales	Amount	%
	(Successor Company)			(Predecessor Company)
	(in millions of US dollars; %)
Net sales
Related party	$—	—	$—	$163.8	$163.8	15.1	$(163.8)	(100.0)
Others	937.7	100.0	243.6	677.8	921.4	84.9	16.3	1.8

	937.7	100.0	243.6	841.6	1,085.2	100.0	(147.5)	(13.6)
Cost of sales	729.0	77.7	204.5	654.6	859.1	79.2	(130.1)	(15.1)

Gross profit	208.7	22.3	39.1	187.0	226.1	20.8	(17.4)	(7.7)

Selling, general and administrative expenses	123.3	13.1	29.8	54.0	83.8	7.7	39.5	47.1
Research and development expenses	107.6	11.5	22.1	75.7	97.8	9.0	9.8	10.0
Restructuring and impairment charges	36.2	3.9	—	—	—	—	36.2	n/a

Operating income (loss)	(58.4)	(6.2)	(12.8)	57.3	44.5	4.1	(102.9)	(231.2)
Interest expense, net	(57.2)	(6.1)	(16.7)	(17.7)	(34.4)	(3.2)	(22.8)	66.3
Foreign currency gain, net	16.5	1.8	30.4	5.3	35.7	3.3	(19.2)	(53.8)
Others, net	—	—	—	1.1	1.1	0.1	(1.1)	n/a

Income (loss) before income taxes	(99.1)	(10.5)	0.9	46.0	46.9	4.3	(146.0)	(311.3)
Income tax expenses	1.8	0.2	6.7	2.8	9.5	0.9	(7.7)	(81.1)

Net income (loss)	$(100.9)	(10.7)	$(5.8)	$43.2	$37.4	3.4	$(138.3)	(369.8)

Net Sales

			Year ended December 31, 2004
	Year ended December 31, 2005		Three months ended December 31, 2004	Nine months ended September 30, 2004	Total twelve months ended December 31, 2004		Change
	Amount	% of total	Amount	Amount	Amount	% of total	Amount	%
	(Successor Company)			(Predecessor Company)
	(in millions of US dollars; %)
Display solutions	$326.1	34.8	$60.3	$198.8	$259.1	23.9	67.0	25.9
Imaging solutions	163.3	17.4	58.1	142.1	200.2	18.5	(36.9)	(18.4)
Semiconductor Manufacturing Services	345.4	36.8	88.3	270.2	358.5	33.0	(13.1)	(3.7)
All other	102.9	11.0	36.9	230.5	267.4	24.6	(164.5)	(61.5)

	$937.7	100.0	$243.6	$841.6	$1,085.2	100.0	(147.5)	(13.6)

Total net sales for the year ended December 31, 2005 were $937.7 million, a $147.5 million or 13.6% decrease from $1.1 billion in 2004, which consisted of $841.6 million for the nine months ended September 30, 2004 and $243.6 million for the three months ended December 31, 2004. The reduction was primarily attributable to a decrease of $133.4 million in our DRAM foundry business with Hynix, which is included in the All other category, driven by our strategic decision to focus on three core segments. Net sales generated from the three operating segments in 2005 were $834.8 million, compared to $817.8 million in 2004.

Display Solutions. Net sales from Display Solutions for the year ended December 31, 2005 were $326.1 million, a $67.0 million or 25.9% increase from $259.1 million for the year ended December 31, 2004. This revenue increase for Display Solutions was driven by an expansion in market demand, partially offset by a slight decline in average selling prices.

Imaging Solutions. Imaging Solutions net sales for the year ended December 2005 were $163.3 million, a decrease of $36.9 million or 18.5%, compared to $200.2 million for the year ended December 31, 2004. This decrease in net sales was mainly attributable to a decline in average selling price, especially in VGA products, which was partially offset by an increase in unit volume sales.

Semiconductor Manufacturing Services. Net sales for the year ended December 31, 2005 generated from Semiconductor Manufacturing Services were $345.4 million, relatively consistent compared to $358.5 million of revenue for the year ended December 31, 2004 as a decrease in sales volume was mostly offset by an increase in average selling price.

All other. Net sales from All other decreased 61.5% to $102.9 million in 2005 from $267.4 million in 2004 as we strategically reduced DRAM foundry and application solutions in an effort to focus on three major business segments.

Gross Profit

			Year ended December 31, 2004
	Year ended December 31, 2005		Three months ended December 31, 2004	Nine months ended September 30, 2004	Total twelve months ended December 31, 2004		Change
	Amount	% of net sales	Amount	Amount	Amount	% of net sales	Amount	%
	(Successor Company)			(Predecessor Company)
	(in millions of US dollars; %)
Display solutions	$66.6	20.4	$4.5	$30.3	$34.8	13.4	$31.8	91.4
Imaging solutions	25.4	15.6	12.7	56.7	69.4	34.7	(44.0)	(63.4)
Semiconductor Manufacturing Services	110.4	32.0	19.1	86.3	105.4	29.4	5.0	4.7
All other	6.3	6.1	2.8	13.7	16.5	6.2	(10.2)	(61.8)

	$208.7	22.3	$39.1	$187.0	$226.1	20.8	$(17.4)	(7.7)

Total gross profit for 2005 decreased $17.4 million or 7.7%, compared to gross profit generated in 2004 mainly due to a decrease in revenue base. Gross margin percentage for 2005 increased to 22.3% of net sales from 20.8% of net sales for 2004. This improvement in gross margin percentage was primarily attributable to lower depreciation costs for 2005 associated with the application of purchase accounting from the Original Acquisition.

Display Solutions. Gross margin percentage for Display Solutions for the year ended December 31, 2005 increased to 20.4% as compared to 13.4% for the year ended December 31, 2004. The increase in gross margin percentage was primarily attributable to lower per-unit overhead costs driven by a significant increase in unit volume produced during 2005.

Imaging Solutions. Gross margin percentage for Imaging Solutions for 2005 was 15.6% compared with 34.7% for 2004. The gross margin decrease from 2004 was primarily attributable to decrease in average selling prices.

Semiconductor Manufacturing Services. Gross margin for Semiconductor Manufacturing Services increased to 32.0% in 2005 from 29.4% in 2004. This increase in gross margin percentage in 2005 resulted from higher average selling price and lower depreciation expenses during the period.

All other. Gross margin percentage for All other for 2005 was 6.1%, relatively consistent with 6.2% for 2004.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $123.3 million or 13.1% of net sales in 2005. This represents a $39.5 million or 47.1% increase from a total of $83.8 million or 7.7% of net sales in 2004, which consisted of $54.0 million for the nine months ended September 30, 2004 and $29.8 million for the three months ended December 31, 2004. The increase in selling, general and administrative expenses was primarily attributable to amortization of intangible assets recorded upon the application of purchase accounting as a result of the Original Acquisition. We also recognized increased professional fees related to consulting and infrastructure build-out as well as additional warranty reserves to cover possible exposures to future claims from customers.

Research and Development Expenses. Research and development expenses in 2005 were $107.6 million, a $9.8 million or 10.0% increase from $97.8 million in 2004, which consisted of $75.7 million for the nine months ended September 30, 2004 and $22.1 million for the three months ended December 31, 2004. The increase in research and development expenses was mainly due to our reinforcement of research and development centers worldwide through our mergers and acquisitions and process development to support next generation products. As a percentage of net sales, research and development expense increased to 11.5% in 2005 from 9.0% in 2004.

Restructuring and Impairment Charges. During the year ended December 31, 2005, the Company recorded a one-time charge of $36.2 million of restructuring and impairment charges associated with the Company’s initiative to focus on its core businesses and streamline the organization. The amount included $33.5 million for asset impairment and $2.7 million for restructuring.

Other Income (Expense)

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

Net Foreign Currency Gain. Net foreign currency gain for the year ended December 31, 2005 was $16.5 million, compared to $35.7 for the year ended December 31, 2004. A substantial portion of our net foreign currency gain for 2005 was non-cash translation gain recorded for intercompany borrowings at one of our subsidiaries.

Income Tax Expenses

Income Tax Expense. Income tax expense was $1.8 million in 2005, compared to $6.7 million for the three months ended December 31, 2004 and $2.8 million for the nine months ended September 30, 2004, which on an aggregate basis totaled $9.5 million for the year ended December 31, 2004. Income tax expense for the year ended December 31, 2005 was primarily attributable to $5.2 million of Korean withholding tax on the interest income paid to our Korean subsidiary’s parent company. Income tax expense including this withholding tax was partially offset by the recognition of a deferred tax asset at our Japanese subsidiaries based on temporary difference related to revenue recognition.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs, to meet required debt payments, including debt service payments on the notes and, if drawn upon, the senior credit facility, and to invest in research and development and capital equipment. We anticipate that operating cash flow, together with available borrowing capacity under our senior credit facility, will be sufficient to meet our working capital needs, our research and development and capital expenditures needs and service requirements on our debt obligations for the foreseeable future. As of December 31, 2006 we had total long-term debt outstanding of $750.0 million.

Our principle sources of liquidity are our cash, cash equivalents and available borrowings under our senior credit facility of $100 million. As of December 31, 2006 our cash and cash equivalents balance was $89.2 million or 11.6% of our total assets, a $2.6 million increase from $86.6 million or 8.3% of total assets as of December 31, 2005. The increase in cash and cash equivalents was due to cash inflow from operating activities coupled with an increase from foreign currency translation gains, mostly offset by cash outflows for capital expenditures and other investing activities.

We generated cash from operating activities of $30.5 million during the year 2006, which principally reflects the Company’s net loss of $229.3 million adjusted by $247.2 million of total non-cash items composed mainly of depreciation and amortization expenses and impairment charges. Cash from operating activities for 2006 decreased $73.1 million from $103.6 million for 2005. This decrease in cash from operating activities between the two periods was primarily due to 52.4% lower gross profits mitigated by a decrease in working capital during the year 2006.

Our working capital balance as of December 31, 2006 was $122.6 million compared to $141.4 million as of December 31, 2005. The decrease of $18.8 million in our working capital balance consisted primarily of a $35.4 million decrease in accounts receivable and $30.8 million decrease in inventories, partially offset by a $34.5 million decrease in accounts and other accounts payable and $5.3 million decrease in accrued expenses. This decrease in working capital is mainly attributable to a 20.6% decline in total net sales.

For investing activities, we used cash of approximately $33.4 million in 2006 compared to $64.1 million in 2005. The decrease in cash used for investing activities during the year 2006 was primarily attributable to lower capital equipment expenditures during the year. Cash outflows for acquisitions of subsidiaries in 2005 in an effort to reinforce global R&D capability also led to a higher investing cash outlay in 2005. We did not consummate any business acquisitions during the year 2006. Capital expenditures for the year ended December 31, 2006 were $41.4 million, a decrease of $23.1 million or 35.8% compared to $64.5 million for the year ended December 31, 2005. This year over year decrease was a result of managing capital expenditure timing in order to better support the growth of our business from new customers and to optimize returns on investment.

For financing activities, we used $0.3 million for the year ended December 31, 2006, compared to $12.8 million for the year ended December 31, 2005. As we had sufficient capital resources available to serve our capital requirements we did not have significant financing activities during the year 2006. The cash outlay in 2006 was mainly due to our repurchase of common units upon termination of certain of our management and employees. Cash outflow in 2005 was mainly for the repayment of short-term borrowings at one of our subsidiaries that we acquired during the year.

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

Contractual Obligations

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations as of December 31, 2006.

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter	Interest expense
	(in millions of US dollars)
Revolving credit facility	—	—	—	—	—	—	—
Secured notes and subordinated notes(*)	750.0	—	—	—	—	500.0	250.0
Operating lease	59.5	11.9	11.9	11.9	11.9	11.9	—
Others	8.5	7.7	1.1	—	—	—	—	(0.3)

(*)	Excludes interest obligations on revolving credit facility and notes.

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

Off-Balance Sheet Arrangements

On December 23, 2004, two of the Company’s subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of such senior secured credit line as of December 31, 2006 and December 31, 2005 were $93.8 million and $83 million, respectively. The utilized portions of the credit line are related to the issuance of letters of credit rather than cash drawdowns.

Other than the senior credit facility, there are no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of SFAS No.87, 88, 106 and 132(R). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after June 15, 2007.

We do not expect that the implementation of SFAS No. 158 will have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption may have on our consolidated financial statements.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement addresses the accounting for recognized servicing assets and liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS No. 156 requires that all recognized servicing assets and liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and liabilities. SFAS No. 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting. Specifically, this Statement allows fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material impact on our consolidated financial statements.

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

Revenue Recognition

Our revenue is derived from the sale of semiconductor products we design and the manufacture of semiconductor wafers for third parties. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of resulting receivables is reasonably assured. For certain distributors, standard products are sold without rights to return products or stock rotation or price protection rights. Our policy is to recognize revenue upon delivery of products to customers, where shipment represents the point when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Specialty foundry services are performed pursuant to manufacturing agreements and purchase orders. Standard products are shipped and sold based upon purchase orders from customers. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by us for shipping and handling are classified as expenses.

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

In addition, as prescribed in SFAS No. 151, the cost of inventories is determined based on the normal capacity of each fabrication facility. In case the capacity utilization is lower than a certain level, that the management believes to be normal, the fixed overhead costs per production unit which exceeds those under normal capacity, are charged to cost of sales rather than capitalized as inventories.

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

Upon the Original Acquisition, machinery, equipment and other assets were assumed from Hynix, approximately 50% depreciated. Accordingly, remaining useful lives of these assets were determined at approximately 50% of initial useful lives.

Our intangible assets represent rights under patents, trademarks, property use rights, customer relationship and technology, and are amortized over the periods of benefit, ranging up to 10 years, on a straight-line basis.

Impairment of Long-Lived Assets

We review the carrying value of fixed assets for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends, (ii) exiting an activity in conjunction with a restructuring of operations, (iii) current, historical or projected losses that demonstrate continuing losses associated with an asset, and (iv) management’s assessment of future manufacturing capacity requirements. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment charge is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future cash flows involves numerous assumptions, which require our judgment, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future-selling prices for our products and future production and sales volumes. In addition, we must use our judgment in determining the groups of assets for which impairment tests are separately performed.

Restructuring Charges

We recognize restructuring charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Certain costs and expenses related to exit or disposal activities are recorded as restructuring charges when liabilities for those costs and expenses are incurred.

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

Segment Information

We have determined, based on the nature of our operations and products offered to customers, that our reportable segments are Display Solutions, Imaging Solutions, and Semiconductor Manufacturing Services. Our chief operating decision maker (“CODM”) as defined by SFAS 131, Disclosure about Segments of an Enterprise and Related Information, allocates resources to and assesses the performance by these segments. Prior to 2006, we had a single reportable segment—semiconductor manufacturing.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2006 for our Korean subsidiary, a 10% devaluation of the Korean Won against the U.S. dollar would have resulted in a decrease of $3.2 million in our U.S. dollar financial instruments balance and cash balance.

Interest Rate Risk. The $200 million 6 7/8% Second Priority Senior Secured Notes due 2011 and the $250 million 8% Senior Subordinated Notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at December 31, 2006, we estimate that we would have additional interest expense costs over the market rate of $2.8 million (360 days basis). The fair value of these fixed rate notes would have decreased by $8.6 million or increased by $8.9 million with a 10% increase or decrease in the interest rate, respectively.

Cash Flow Interest Rate Risk. In 2005, we entered into an interest rate swap agreement to convert the variable interest rate on our Floating Rate Second Priority Senior Secured Notes to a fixed interest rate for the periods to maturity date of June 2008. With this interest rate swap, cash flow interest rate risk was replaced with exposure to interest rate risk. For details, refer to “Note 9. Long-term Borrowings.”

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	36

Consolidated Financial Statements

Statements of Operations (for the years ended December 31, 2006 and 2005, the three months ended December 31, 2004 (successor company) and the nine months ended September 30, 2004 (predecessor company))	38

Balance Sheets (as of December 31, 2006 and 2005 (successor company))	39

Statements of Changes in Unitholders’ Equity (for the years ended December 31, 2006 and 2005, the three months ended December 31, 2004 (successor company) and the nine months ended September 30, 2004 (predecessor company))	40

Statements of Cash Flows (for the years ended December 31, 2006 and 2005, the three months ended December 31, 2004 (successor company) and the nine months ended September 30, 2004 (predecessor company))	41

Notes to Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of

MagnaChip Semiconductor LLC (Successor Company)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in unitholders’ equity and of cash flows present fairly, in all material respects, the financial position of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the three-month period ended December 31, 2004 (successor basis), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    Samil PricewaterhouseCoopers

Seoul, Korea

March 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of

MagnaChip Semiconductor LLC (Predecessor Company)

In our opinion, the accompanying consolidated (carve-out) statements of operations, of changes in owners’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of MagnaChip Semiconductor LLC and its subsidiaries (Predecessor Company) (the “Company”) for the nine-month period ended September 30, 2004 (predecessor basis), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    Samil PricewaterhouseCoopers

Seoul, Korea

June 15, 2005

MagnaChip Semiconductor LLC and Subsidiaries

Consolidated Statements of Operations

(In thousands of US dollars, except unit data)

	Year Ended		Three months ended December 31, 2004	Nine months ended September 30, 2004
	December 31, 2006	December 31, 2005
	(Successor Company)			(Predecessor Company)
Net sales
Related party	$—	$—	$—	$163,760
Other	744,352	937,656	243,582	677,828

	744,352	937,656	243,582	841,588
Cost of sales	644,911	728,999	204,461	654,569

Gross profit	99,441	208,657	39,121	187,019

Selling, general and administrative expenses	87,677	123,211	29,784	53,982
Research and development expenses	131,252	107,590	22,058	75,657
Restructuring and impairment charges	94,266	36,234	—	—

Operating income (loss)	(213,754)	(58,378)	(12,721)	57,380

Other income (expenses)
Interest expense, net	(57,159)	(57,236)	(16,816)	(17,749)
Foreign currency gain, net	50,861	16,532	30,437	5,364
Other	—	—	—	1,070

	(6,298)	(40,704)	13,621	(11,315)

Income (loss) before income taxes	(220,052)	(99,082)	900	46,065

Income tax expenses	9,258	1,816	6,725	2,828

Net income (loss)	$(229,310)	$(100,898)	$(5,825)	$43,237

Dividends accrued on preferred units	10,912	9,928	13,428

Net loss attributable to common units	$(240,222)	$(110,826)	$(19,253)

Net loss per common unit—Basic and diluted	$(4.54)	$(2.10)	$(0.38)

Weighted average number of units—Basic and diluted	52,911,734	52,898,497	50,061,910

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands of US dollars, except unit data)

	December 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$89,173	$86,574
Restricted cash	—	2,837
Accounts receivable, net	76,665	112,053
Inventories, net	57,846	88,677
Other receivables	6,754	9,501
Other current assets	13,626	10,148

Total current assets	244,064	309,790

Property, plant and equipment, net	336,279	485,077
Intangible assets, net	139,729	191,389
Other non-current assets	49,981	54,391

Total assets	$770,053	$1,040,647

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$62,399	$93,911
Other accounts payable	32,423	35,368
Accrued expenses	23,647	28,968
Other current liabilities	2,980	10,102

Total current liabilities	121,449	168,349

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	62,836	55,124
Other non-current liabilities	2,935	7,196

Total liabilities	937,220	980,669

Commitments and contingencies
Series A redeemable convertible preferred units; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at December 31, 2006 and 2005	—	—
Series B redeemable convertible preferred units; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at December 31, 2006 and 2005	117,374	106,462

Total redeemable convertible preferred units	117,374	106,462

Unitholders’ equity
Common units; 65,000,000 units authorized, 52,720,784 and 53,091,570 units issued and outstanding at December 31, 2006 and 2005, respectively	52,721	53,092
Additional paid-in capital	2,451	2,169
Accumulated deficit	(370,314)	(130,092)
Accumulated other comprehensive income	30,601	28,347

Total unitholders’ equity	(284,541)	(46,484)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$770,053	$1,040,647

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Consolidated Statements of Changes in Unitholders’ Equity and Owners’ Equity

(In thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Owner’s Equity	Deferred Stock Compensation	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Total
	Units	Amount
(Predecessor Company)
Balance at January 1, 2004				$135,781	$2,350		$17,183	$155,314
Comprehensive income :
Net income				43,237	—		—	43,237
Foreign currency translation adjustments				—	—		4,842	4,842

Total comprehensive income								48,079
Deferred stock compensation				—	3,324		—	3,324

Balance at September 30, 2004				$179,018	$5,674		$22,025	$206,717

(Successor Company)
Balance at October 1, 2004	49,713,286	$49,713	$—			$(13)	$(116)	$49,584
Issuance of common units	363,627	364	—			—	—	364
Exercise of unit options	2,456,090	2,456	—			—	—	2,456
Issuance of warrants in connection with Original Acquisition	—	—	2,100			—	—	2,100
Payment of accumulated accrued dividends	—	—	—			(10,891)	—	(10,891)
Dividends accrued on preferred units	—	—	—			(2,537)	—	(2,537)
Comprehensive income (loss):
Net loss	—	—	—			(5,825)	—	(5,825)
Foreign currency translation adjustments	—	—	—			—	20,621	20,621

Total comprehensive income								14,796

Balance at December 31, 2004	52,533,003	$52,533	$2,100			$(19,266)	$20,505	$55,872

Issuance of common units	504,317	504	10			—	—	514
Exercise of unit options	54,250	55	59			—	—	114
Dividends accrued on preferred units	—	—	—			(9,928)	—	(9,928)
Comprehensive income (loss):
Net loss	—	—	—			(100,898)	—	(100,898)
Fair valuation of derivatives	—	—	—			—	4,534	4,534
Foreign currency translation adjustments	—	—	—			—	3,308	3,308

Total comprehensive loss								(93,056)

Balance at December 31, 2005	53,091,570	$53,092	$2,169			$(130,092)	$28,347	$(46,484)

Exercise of unit options	46,062	46	42			—	—	88
Repurchase of common units	(416,848)	(417)	(3)			—	—	(420)
Unit-based compensation	—	—	243			—	—	243
Dividends accrued on preferred units	—	—	—			(10,912)	—	(10,912)
Comprehensive income (loss):
Net loss	—	—	—			(229,310)	—	(229,310)
Fair valuation of derivatives	—	—	—			—	(193)	(193)
Foreign currency translation adjustments	—	—	—			—	2,447	2,447

Total comprehensive loss	—	—	—			—	—	(227,056)

Balance at December 31, 2006	52,720,784	$52,721	$2,451			$(370,314)	$30,601	$(284,541)

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of US dollars)

	Year Ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Cash flows from operating activities
Net income (loss)	$(229,310)	$(100,898)	$(5,825)	$43,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	188,560	202,929	45,855	266,862
Provision for severance benefits	11,497	16,583	3,397	15,353
Amortization of debt issuance costs	3,701	3,432	4,411	—
Gain on foreign currency translation, net	(54,188)	(15,880)	(33,263)	(3,811)
Loss (gain) on disposal of property, plant and equipment, net	1,490	(829)	(193)	(488)
Impairment charges	92,858	33,576	—	—
Unit/stock-based compensation	243	—	—	3,324
Other	3,023	721	494	3,138
Changes in operating assets and liabilities
Accounts receivable	44,091	(25,812)	(43,270)	(7,067)
Inventories	37,064	(806)	36,513	(18,070)
Other receivables	3,180	62,821	(56,917)	(548)
Deferred tax assets	1,954	(12,935)	—	—
Accounts payable	(38,423)	24,928	(33,061)	(5,719)
Other accounts payable	(15,897)	(66,069)	81,509	18,329
Accrued expenses	(7,453)	(5,184)	17,711	584
Other current assets	5,063	2,713	(6,009)	(1,177)
Other current liabilities	(7,329)	200	9,842	1,450
Payment of severance benefits	(8,589)	(13,831)	(2,898)	(6,602)
Other	(1,065)	(2,012)	(1,011)	3,376

Net cash provided by operating activities	30,470	103,647	17,285	312,171

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	3,651	673	—	—
Proceeds from disposal of intangible assets	2,819	—	—	—
Purchase of plant, property and equipment	(39,196)	(62,334)	(23,346)	(84,595)
Payment for intellectual property registration	(2,203)	(2,174)	(108)	(2,128)
Acquisition of business, net of cash acquired of $4,620 and $0 for the year ended December 31, 2005 and for three months ended December 31, 2004, respectively	—	(11,749)	(488,152)	—
Decrease (increase) in restricted cash	3,002	10,307	(12,350)	—
Other	(1,458)	1,205	(2,027)	1,392

Net cash used in investing activities	(33,385)	(64,072)	(525,983)	(85,331)

Cash flows from financing activities
Proceeds from issuance of Senior Secured and Subordinated Notes	—	—	750,000	—
Proceeds from long-term borrowings	—	—	45,867	—
Proceeds from short-term borrowings	—	—	720	—
Issuance of common units	88	628	2,820	—
Issuance of redeemable convertible preferred units	—	—	3,636	—
Repayment of short-term borrowings	—	(12,883)	—	(46,978)
Repayment of long-term borrowings	—	—	(347,718)	(179,862)
Repurchase of common units	(420)	—	—
Redemption of redeemable convertible preferred units	—	—	(406,786)	—
Payment of preferred dividends	—	—	(10,891)	—
Debt issuance costs paid	—	(594)	(27,635)	—
Other	—	—	(16)	—

Net cash provided by (used in) financing activities	(332)	(12,849)	9,997	(226,840)
Effect of exchange rates on cash and cash equivalents	5,846	1,452	10,217	—

Net increase (decrease) in cash and cash equivalents	2,599	28,178	(488,484)	—

Cash and cash equivalents
Beginning of the period	86,574	58,396	546,880	—

End of the period	$89,173	$86,574	$58,396	$—

Supplemental cash flow information
Cash paid for interest	$56,025	$53,373	$11,862	$17,791

Cash paid for income taxes	$12,685	$15,370	$76	$2,828

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular dollars in thousands, except unit data)

1. General

The Company

MagnaChip Semiconductor LLC and its subsidiaries (successor company) (the “Company”) is a leading designer, developer and manufacturer of mixed-signal and digital multimedia semiconductors addressing the convergence of consumer electronics and communication devices.

The Company operates in three segments—Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. The Display Solutions segment offers flat panel display drivers for the entire product range of small to large panel displays, including mobile handsets, handheld gaming devices, PDAs, displays for desktop and mobile computer monitors and flat panel televisions. The Imaging Solutions segment addresses a broad spectrum of consumer electronics products ranging from camera-equipped mobile handsets to personal computer webcams, offering VGA, 1.3, 2.1 and 3.2 megapixel CMOS image sensors. The Semiconductor Manufacturing Services segment uses the Company’s process technology and manufacturing facilities to manufacture semiconductor wafers for third parties based on their designs. The Company has five wafer fabrication facilities located in Cheongju and Gumi in the Republic of Korea.

MagnaChip Semiconductor LLC was created on November 26, 2003 and was capitalized on September 10, 2004 under the laws of the State of Delaware. It was created with the sole purpose of acquiring the non-memory business (the “Business”) of Hynix Semiconductor Inc. (“Hynix”), which acquisition was completed with effect from October 1, 2004 (the “Original Acquisition”).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Significant accounting policies followed by the Company in the preparation of the accompanying financial statements are summarized below.

For the periods as of and prior to September 30, 2004, the accompanying consolidated financial statements are presented on a carve-out basis reflecting the assets, liabilities, revenues, expenses and changes in owner’s equity and cash flows that were directly attributable to the Business of Hynix (predecessor company), which was purchased on October 6, 2004. The Company has used October 1, 2004, as the effective date of the Original Acquisition since the financial results from October 1, 2004 onwards accrue to its benefit.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and disclosures. The most significant estimates and assumptions relate to the useful life of property, plant and equipment, allowance for uncollectible accounts receivable, contingent liabilities, inventory valuation, restructuring accrual and impairment of long-lived assets. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Foreign Currency Translation

The Company has assessed in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, the functional currency of each of its subsidiaries in Luxembourg, the Netherlands and the United Kingdom and has designated the U.S. dollar to be their respective functional currencies. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the U.S. dollar are translated into the U.S. dollar in accordance with SFAS No. 52. All the assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss) of unitholders’ equity. Transactions in currencies other than the functional currency are included as a component of other income (expense) in the statement of operations.

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

Inventories

Inventories are stated at the lower of cost or market, using the average cost method, which approximates the first in, first out method (“FIFO”). If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales. Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes. Reserves are also established for excess inventory based on inventory levels in excess of six months of projected demand, as judged by management, for each specific product.

In addition, as prescribed in SFAS No. 151, the cost of inventories is determined based on the normal capacity of each fabrication facility. In case the capacity utilization is lower than a certain level, that the management believes to be normal, the fixed overhead costs per production unit which exceeds those under normal capacity, are charged to cost of sales rather than capitalized as inventories.

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

Impairment of Long-Lived Assets

The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by comparison of its carrying amount with the future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured as the difference between the carrying value of the assets and the fair value of assets using the present value of the future net cash flows generated by the respective long-lived assets.

Restructuring Charges

The Company recognizes restructuring charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Certain costs and expenses related to exit or disposal activities are recorded as restructuring charges when liabilities for those costs and expenses are incurred.

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

The estimated fair value of the Company’s debt was $612.6 million, $738.8 million and $750.0 million as of December 31, 2006, 2005 and 2004, respectively. The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standards Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2006, 97% of all employees of the Company were eligible for severance benefits.

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

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling expenses. The amounts charged to selling expenses are $1,332 thousand and $1,867 thousand for the years ended December 31, 2006 and 2005, $412 thousand for the three-month period ended December 31, 2004 (successor company) and $1,394 thousand for the nine-month period ended September 30, 2004 (predecessor company).

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Derivative Financial instruments

The Company’s primary objective for holding derivative financial instruments is to manage cash flow risk inherent in debts with variable interest rates. The company recognizes all derivative financial instruments at fair value as either assets or liabilities and reports changes in the fair value of those instruments in earnings or other comprehensive income depending on whether they meet the criteria for designation as hedging transactions under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $81 thousand and $310 thousand for the years ended December 31, 2006 and 2005, $173 thousand for the three-month period ended December 31, 2004 (successor company), and $71 thousand for the nine-month period ended September 30, 2004 (predecessor company).

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

Research and Development

Research and development costs are expensed as incurred and include wafer, masks, employee expense, contractor fees, building costs, utilities, and administrative expenses.

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

Unit-Based Compensation (Successor Company)

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment (revised 2004). As the Company elected to use the modified prospective application method, no restatement was made to the consolidated statements of operations for prior periods. Under SFAS 123(R), unit-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. As permitted under SFAS No. 123(R), the Company elected to recognize compensation expense for all options with graded vesting based on the graded attribution method.

Prior to 2006, the Company accounted for its unit-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

As the exercise prices for all option grants were in excess of the fair value of the underlying units on the respective grant dates, no compensation cost was recorded for the year ended December 31, 2005 and for the three months ended December 31, 2004.

Consistent with the valuation method for the disclosure-only provisions of FAS No. 123, the Company uses the Black-Scholes option pricing-model to measure the grant-date-fair-value of options. The Black-Scholes model requires certain assumptions to determine an option’s fair value, including expected term, risk free interest, expected volatility and fair value of underlying common unit. The expected term of each option grant was based on employees’ expected exercises and post-vesting employment termination behavior and the risk free interest rate was based on the U.S. Treasury yield curve for the period corresponding with the expected term at the time of grant. The expected volatility was estimated using historical volatility of share prices of similar public entities. No dividends were assumed for this calculation of option value. The fair value of the underlying common unit is determined based on an independent appraisal from a third party and is updated to reflect changes in the Company’s financial results and prospects.

Stock option Plan (Predecessor Company)

Stock options under employee stock plans prior to the Original Acquisition were accounted for using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. As part of the presentation of the Business on a carve-out basis, stock compensation was allocated to the Business based on the employees that historically have worked in the Business. The compensation cost for the Business was $3,324 thousand for the nine-month period ended September 30, 2004.

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

The Company’s chief operating decision maker (“CODM”) as defined by SFAS 131, Disclosure about Segments of an Enterprise and Related Information, allocates resources to and assesses the performance of each segment using information about its revenue and gross profit. The Company does not identify or allocate assets by segments, nor does the CODM evaluate operating segments using discrete asset information. In addition, the Company does not allocate operating expenses, interest income or expense, other income or expense, or income tax expenses to the segments. Management does not evaluate segments based on these criteria.

Prior to 2006, the Company had a single reportable segment. In 2006, subsequent to the appointment of our new CODM, the Company changed the manner in which the CODM reviewed the Company’s operational results and made significant business decisions to include disaggregated financial information of its three primary business units. Segment information for the years ended December 31, 2005 and 2004 was prepared in conformity with the current segment structure.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan – an amendment of SFAS No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal years ending after June 15, 2007. The Company does not expect that the implementation of SFAS No. 158 will have a material impact on its financial position and results of operations.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria in addition to classification and interim period accounting. The Interpretation significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption may have on its consolidated financial statements.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting. Specifically, this Statement allows fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of this Statement will have a material impact on its consolidated financial statements.

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

The aggregate fair values obtained exceeded the total purchase consideration of $763,378 thousand, and this difference was applied to the Company’s intangible and non-current tangible assets on a pro-rata basis, such that the adjusted fair value of the assets and liabilities acquired equaled the total purchase consideration, with no residual negative goodwill.

4. Accounts Receivable

Accounts receivable as of December 31, 2006 and 2005 consist of the following:

	December 31, 2006	December 31, 2005
Accounts receivable	$65,203	$93,221
Notes receivable	16,812	25,115
Less:
Allowances for doubtful accounts	(1,418)	(617)
Cash return reserve	(1,450)	(3,000)
Low yield compensation reserve	(2,482)	(2,666)

Accounts receivable, net	$76,665	$112,053

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Changes in allowance for doubtful accounts for each period are as follows:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Beginning balance	$(617)	$(383)	$—	$(145)
Bad debt expense	(739)	(229)	(340)	(57)
Write off	—	—	—	94
Translation adjustments	(62)	(5)	(43)	(5)

Ending balance	$(1,418)	$(617)	$(383)	$(113)

Changes in cash return reserve for each period are as follows:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Beginning balance	$(3,000)	$(2,156)	$(815)	$(71)
Addition to (reversal of) reserve	(2,100)	(8,131)	(3,660)	(1,895)
Payment made	3,862	7,351	2,475	1,161
Translation adjustments	(212)	(64)	(156)	(10)

Ending balance	$(1,450)	$(3,000)	$(2,156)	$(815)

Changes in low yield compensation reserve for each period are as follows:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Beginning balance	$(2,666)	$(2,911)	$(2,874)	$—
Addition to (reversal of) reserve	(4,117)	(4,747)	(2,260)	(4,430)
Payment made	4,520	5,059	2,533	1,584
Translation adjustments	(219)	(67)	(310)	(28)

Ending balance	$(2,482)	$(2,666)	$(2,911)	$(2,874)

5. Inventories

Inventories as of December 31, 2006 and 2005 consist of the following:

	December 31, 2006	December 31, 2005
Finished goods	$16,169	$28,414
Semi-finished goods and work-in-process	39,492	60,095
Raw materials	11,774	5,814
Materials in-transit	2,063	1,966
Less: valuation allowances	(11,652)	(7,612)

Inventories, net	$57,846	$88,677

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Changes in valuation allowances for each period are as follows:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Beginning balance	$(7,612)	$(6,274)	$—	$(6,651)
Loss on valuation	(10,212)	(2,816)	(6,339)	(7,728)
Write off	6,868	1,627	383	7,923
Translation adjustments	(696)	(149)	(318)	(229)

Ending balance	$(11,652)	$(7,612)	$(6,274)	$(6,685)

6. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2006 and 2005 are comprised of the following:

	December 31, 2006	December 31, 2005
Buildings and related structures	$162,383	$149,236
Machinery and equipment	369,683	472,388
Vehicles and others	42,772	32,438

	574,838	654,062
Less: accumulated depreciation	(252,814)	(181,806)
Land	12,481	11,492
Construction in-progress	1,774	1,329

Property, plant and equipment, net	$336,279	$485,077

Aggregate depreciation expenses totaled $153,245 thousand and $157,678 thousand for the years ended December 31, 2006 and 2005, $34,421 thousand for the three-month period ended December 31, 2004 (successor company) and $261,640 thousand for the nine-month period ended September 30, 2004 (predecessor company), respectively. In addition, capitalized interest costs totaled $64 thousand and $144 thousand for the years ended December 31, 2006 and 2005, $53 thousand for the three-month period ended December 31, 2004 (successor company) and $334 thousand for the nine-month period ended September 30, 2004 (predecessor company), respectively.

Property, plant and equipment are pledged as collateral for our senior secured revolving credit facility and our Second Priority Senior Secured Notes to a maximum of $780 million as of December 31, 2006.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

7. Intangible assets

Intangible assets at December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
Technology	$21,289	$23,911
Customer relationships	170,209	193,958
Goodwill	15,095	15,095
Intellectual property assets	9,742	10,969
Less: accumulated amortization	(76,606)	(52,544)

Intangible assets, net	$139,729	$191,389

Aggregate amortization expenses for intangible assets totaled $35,315 thousand and $45,251 thousand for the years ended December 31, 2006 and 2005, $11,434 thousand for the three-month period ended December 31, 2004 (successor company) and $5,222 thousand for the nine-month period ended September 30, 2004 (predecessor company), respectively. The estimated aggregate amortization expense of intangible assets for the next five years is $29,334 thousand in 2007, $26,477 thousand in 2008, $17,725 thousand in 2009, $16,252 thousand in 2010 and $13,602 thousand in 2011.

Intangible assets are pledged as collateral for our senior secured revolving credit facility and our Second Priority Senior Secured Notes as of December 31, 2006.

8. Product Warranties

Changes in accrued warranty liabilities for each period are as follows:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Beginning balance	$1,036	$1,448	$2,677	$794
Addition to (reversal of) warranty reserve	(340)	1,362	(977)	4,103
Payments made	(647)	(1,804)	(477)	(2,265)
Translation adjustments	63	30	225	45

Ending balance	$112	$1,036	$1,448	$2,677

9. Long-Term Borrowings

On December 23, 2004, two of the Company’s subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, issued $500 million aggregate principal amount of Second Priority Senior Secured Notes consisting of $300 million aggregate principal amount of Floating Rate Second Priority Senior Secured Notes and $200 million aggregate principal amount of 6 7/8% Second Priority Senior Secured Notes. At the same time, such subsidiaries issued $250 million aggregate principal amount of 8% Senior Subordinated Notes.

Concurrently with the issuance of the Second Priority Senior Secured Notes, the Company entered into a new senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. Interest is charged at current rates when drawn upon.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Details of long-term borrowings as of December 31, 2006 and 2005 are presented as below:

	Maturity	Annual interest rate (%)	Amount of principal
Floating Rate Second Priority Senior Secured Notes	2011	3 month LIBOR +3.250	$300,000
6 7/8% Second Priority Senior Secured Notes	2011	6.875	200,000
8% Senior Subordinated Notes	2014	8.000	250,000

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

As of December 31, 2006, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of December 31, 2006, the Company and all of its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of Second Priority Senior Secured Notes and Senior Subordinated Notes.

In connection with the issuance of the notes and obtaining of the credit facility, the Company capitalized certain costs and fees, which are being amortized using the effective interest method or straight-line method over their respective terms, 2009 to 2014. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $3,701 thousand, $3,432 thousand and $167 thousand for the years ended December 31, 2006 and 2005, and the three-month period ended December 31, 2004, respectively. The remaining capitalized costs as of December 31, 2006, 2005 and 2004 were $21,860 thousand, $25,113 thousand and $27,812 thousand, respectively. In addition, in connection with the repayment of the assumed debt from Hynix, the Company wrote off $4,084 thousand of previously capitalized financing fees for the three-month period ended December 31, 2004. These amounts have all been included in interest expense in the accompanying statement of operations.

On December 29, 2006, the Company entered into the Fifth Amendment to Credit Agreement (as amended, the “Credit Agreement”), dated as of December 29, 2006 (the “Fifth Amendment”), with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders party thereto (the “Lenders”), and UBS AG, Stamford Branch, as administrative agent and collateral agent (the “Agent”). Under the Fifth Amendment, among other things, (i) the Company agreed to furnish to the Agent and the Lenders (a) monthly liquidity and flash revenue reports along with an officer’s

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

certificate, (b) monthly narrative reports and management’s discussion and analysis regarding the Company’s consolidated financial condition and results of operations, and (c) monthly reports regarding the cash accounts maintained by the Company and its subsidiaries; and (ii) the existing financial covenants set forth in Section 6.10 of the Credit Agreement were revised and additional financial covenants related to minimum EBITDA and liquidity requirements were added. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the text of the Fifth Amendment, which is referenced herein as Exhibit 10.3.e to this report and is incorporated herein by reference.

On March 26, 2007, the Company entered into the Sixth Amendment to Credit Agreement, dated as of March 26, 2007 (the “Sixth Amendment”), with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders party thereto, and the Agent. Under the Sixth Amendment, among other things, the existing financial covenants set forth in Section 6.10 of the Credit Agreement were revised to provide that authorized but unspent capital expenditures in a calendar quarter during 2007 carry over to increase the authorized limit on capital expenditures in successive quarters.

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

Changes in fair value of the Swap are recorded under other comprehensive income in the accompanying condensed consolidated financial statements. The Company recorded a decrease in the fair value of $193 thousand and an increase in the fair value of $4,534 thousand for the years ended December 31, 2006 and 2005, respectively. In addition, the Company recognized interest income of $2,944 thousand and interest expense of $550 thousand for the years ended December 31, 2006 and 2005, respectively, which represents the differences between fixed and variable rates.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

10. Accrued Severance Benefits

Changes in accrued severance benefits for each period are as follows:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Beginning balance	$56,967	$52,925	$47,082	$40,015
Provisions	11,497	16,583	3,397	15,352
Transferred from acquired company	—	196	—	—
Severance payments	(8,589)	(13,831)	(2,898)	(6,837)
Effect of foreign currency translation	4,767	1,094	5,344	1,473

	64,642	56,967	52,925	50,003
Less: Cumulative contributions to the National Pension Fund	(867)	(900)	(1,234)	(1,304)
Group severance insurance plan	(939)	(943)	(977)	(1,202)

	$62,836	$55,124	$50,714	$47,497

The severance benefits are funded approximately 2.79%, 3.24% and 4.18% as of December 31, 2006, 2005 and 2004, respectively, through severance insurance deposits for the payment of severance benefits, and the account is deducted from accrued severance benefits. In addition, the Company expects to pay the following future benefits to its employees upon their normal retirement ages:

Severance benefit
2007 – 2008	$—
2009	70
2010	215
2011	76
2012 – 2016	1,511

The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement ages.

11. Redeemable Convertible Preferred Unit

The Company issued 49,727 units as Series A redeemable convertible preferred unit (the “Series A”) and 447,420 units as Series B redeemable convertible preferred unit (the “Series B”) on September 23, 2004 and additionally issued 364 units of Series A and 3,272 units of Series B on November 30, 2004, respectively. All of Series A were redeemed by cash on December 27, 2004 and a portion of the Series B were redeemed by cash on December 15, 2004 and December 27, 2004.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Changes in Series B for the years ended December 31, 2006 and 2005 and for the three months ended December 31, 2004 are as follows:

	Year ended December 31				Three months ended December 31, 2004
	2006		2005
	Units	Amount	Units	Amount	Units	Amount
—Series A
Beginning of period	—	$—	—	$—	49,727	$49,727
Issuance	—	—	—	—	364	364
Redemption	—	—	—	—	(50,091)	(51,907)
Accrual of preferred dividends	—	—	—	—	—	1,816

End of period	—	$—	—	$—	—	$—

—Series B
Beginning of period	93,997	$106,462	93,997	$96,534	447,420	$447,420
Issuance	—	—	—	—	3,272	3,272
Redemption	—	—	—	—	(356,695)	(365,770)
Accrual of preferred dividends	—	10,912	—	9,928	—	11,612

End of period	93,997	$117,374	93,997	$106,462	93,997	$96,534

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

Liquidation

In the event of liquidation, the holders of Series B are entitled to receive, out of the assets of the Company legally available for distribution to its members, whether from capital, surplus or earnings, an amount equal to the Series B original issue price in cash per unit plus an amount equal to full cumulative dividends accrued and unpaid thereon to the date of final distribution, and no more. If the net assets of the Company are insufficient to

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

pay the holders of all outstanding Series B and of any units ranking on a parity with the Series B, the full amounts to which they respectively shall be entitled, such assets, or the proceeds thereof, shall be distributed ratably among the holders of the Series B and any units ranking on a parity with the Series B in accordance with the amounts which would be payable on such distribution if the amount to which the holders of the Series B and any units ranking on a parity with the Series B are entitled were paid in full.

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

12. Warrant

In connection with the Original Acquisition, the Company issued a warrant, which is recorded as additional paid in capital, to Hynix, which enables Hynix to purchase 5,079,254 common units of the Company. The value of each warrant to purchase one common unit is $0.414, which was estimated using the Black-Scholes option pricing model using the following assumptions: fair value of $1.00 per unit; exercise price of $1.00 per unit; risk free rate of interest of 2.50%; volatility of 86%; dividend rate of 0%; and term of 2 years. This warrant expired unexercised in accordance with its terms on October 6, 2006.

13. Equity Incentive Plans

The Company adopted two equity incentive plans effective October 6, 2004 and March 21, 2005, respectively, which are administered by the Compensation Committee designated by the board of directors. Employees, consultants and non-employee directors are eligible for the grant of options to purchase the Company’s common units or restricted common units subject to terms and conditions determined by the Committee. The term of options in no event exceed ten years from the date of grant. As of December 31, 2006, an aggregate maximum of 7,890,864 common units were authorized and reserved for all future and outstanding grants of options.

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

The following summarizes unit option and restricted unit activities for the year ended December 31, 2006. At the date of grant, all options had an exercise price at or above the fair value of common units:

	Number of restricted stock	Number of options	Weighted average exercise price (in US dollars)	Weighted average remaining contractual life
Outstanding at January 1, 2006	1,726,062	3,780,643	1.6
Granted	—	2,107,500	1.6
Exercised	—	46,063	1.9
Forfeited / Repurchased	409,348	772,552	1.5
Released from restriction	517,936	—	n/a

Outstanding at December 31, 2006	798,778	5,069,528	1.6	8.6 years

Exercisable at December 31, 2006	N/A	1,588,000	1.6	7.9 years

Total unit option related compensation expense pursuant to SFAS No. 123(R) for the year ended December 31, 2006 was $243 thousand. As of December 31, 2006, there was $358 thousand of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average future period of 1.2 years. Total fair value of options vested for the year ended December 31, 2006 is $167 thousand.

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted during the specified periods and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Grant-date fair value of option (in US dollars)	$0.22	$0.22	$0.38	$0.38
Expected term	2.3Years	2.1Years	2.2 Years	3.5Years
Risk-free interest rate	4.9%	3.3%	2.6%	3.75%
Expected volatility	46.7%	57.8%	64.8%	144.5%
Expected dividends	—	—	—	—

The total cash received from employees as a result of option exercises was $88 thousand, $112 thousand and $2,456 thousand for the years ended December 31, 2006 and 2005 and for the three months ended December 31, 2004, respectively. None of the options exercised during these periods had any intrinsic value.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

The following presents pro forma net loss and per unit data as if the fair value based method had been applied to account for the unit-based compensation for the year ended December 31, 2005, three months ended December 31, 2004 and nine months ended September 30, 2004:

	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004
	(Successor Company)		(Predecessor Company)
Net income (loss), as reported	$(100,898)	$(5,825)	$43,237
Dividends accrued on preferred units	9,928	13,428

Net income (loss) attributable to common units (owner)	(110,826)	(19,253)	43,237
Add: unit(stock)-based compensation expense included in reported net income (loss), net of tax	—	—	3,324
Deduct: unit(stock)-based compensation expense determined under the fair value method, net of tax	(411)	(995)	(5,614)

Pro forma net income (loss)	$(111,237)	$(20,248)	$40,947

As reported loss per unit	$(2.10)	$(0.38)
Pro forma loss per unit	$(2.10)	$(0.40)

The pro forma presentation for the nine months ended September 30, 2004 is based on stock options granted by Hynix before the Original Acquisition. However, none of these options were transferred as part of the Original Acquisition.

14. Restructuring and Impairment Charges

2006 Restructuring and Impairment Charges

During the year ended December 31, 2006, the Company recorded restructuring and impairment charges totaling $94,266 thousand, which included $92,858 thousand of impairment charges under SFAS 144, Accounting for the Impairment or Disposal of Long-lived assets and $1,408 thousand of restructuring charges under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

The impairment charges of $92,540 thousand recorded during 2006 related to certain fixed assets and technology and customer-based intangible assets (the “asset group”) comprising our Imaging Solution business. At the end of fiscal year 2005, the capacity utilization of the Fab was under the level that we believe to be normal. This was primarily due to a transition in product mix coupled with a seasonal decrease in market demand, which was deemed to be temporary and recoverable. However, in 2006, our management determined, based on revised forecasting, that the projected demand for certain of its products was significantly less than previously forecasted and that this decline was not temporary or seasonal. Therefore, we assessed whether there had been a material impairment on the asset group pursuant to SFAS 144 and, based on the assessment, recorded impairment charges.

The impairment charge was measured as the excess of the carrying value of the asset group over its fair value. The fair value of the asset group was estimated using a present value technique, where expected future cash flows from the use and eventual disposal of the asset group were discounted by an interest rate commensurate with the risk of the cash flows. The net book value of the asset group before the impairment charges was approximately $185,985 thousand.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

In addition, the Company recorded impairment charges in the amount of $318 thousand related to the disposition of certain assets previously designated as assets held-for-sale and $1,408 thousand of restructuring charges in connection with the termination of certain of our management and employees.

2005 Restructuring and Impairment Charges

During the year ended December 31, 2005, the Company recorded $36,234 thousand of restructuring and impairment charges which included $33,576 thousand of asset impairments and $2,658 thousand of restructuring.

In an effort to focus on its major business segments - Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services, the Company made a strategic decision to divest its Application Processor business. Based on such decision, the Company recognized impairment charges on certain tangible and intangible assets related to the divesture. The impairment charge was measured as the excess of the carrying value of the asset group over the fair value measured at the selling price of the assets.

In addition, the Company took a total of $2,658 thousand of restructuring charges which included early retirement costs and other related costs associated with the sale of Application Processor business.

15. Income Tax Expenses

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

The components of income tax expense are as follows:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Income before income taxes
Domestic	$5,862	$(3,528)	$3,136	$48,660
Foreign	(225,914)	(95,554)	(2,236)	(2,595)

	$(220,052)	$(99,082)	$900	$46,065

Current income taxes expense (benefits)
Domestic	$(17)	$(9)	$266	$—
Foreign	7,226	14,041	6,459	2,828

	7,209	14,032	6,725	2,828

Deferred income taxes expense (benefits)
Domestic	—	—	—	—
Foreign	2,049	(12,216)	—	—

	2,049	(12,216)	—	—

Total income tax expenses	$9,258	$1,816	$6,725	$2,828

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

The ultimate parent of the Company is a limited liability company, a non-taxable entity for US tax purposes and thus the statutory income tax rate shall be zero. A substantial portion of the income tax expenses above is incurred from MagnaChip Korea, which is the principal operating entity within the Company. The statutory income tax rate of MagnaChip Korea, including tax surcharges, applicable to the Company was approximately 27.5% in 2006 and 2005, which was reduced from 29.7% in 2004 in accordance with the Corporate Income Tax Law as amended on December 31, 2003. MagnaChip Korea is eligible for a tax exemption in which its corporate income tax is reduced by 50% from 2004 to 2006 and 30% from 2007 to 2008.

The income tax rate used to calculate the tax provision by the Predecessor Company was the statutory income tax rate of Korea, which was 29.7%. For the Successor Company, the statutory income tax rate is zero as its ultimate parent is a non-taxable US entity. The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Provision computed at statutory rate	$—	$—	$—	$13,682
Permanent differences	1,850	(521)	(161)	532
Change in statutory tax rate	13,035	1,256	5,125	(818)
Adjustment for overseas tax rate	(58,493)	(27,745)	(1,492)	(181)
Exemption	—	—	(5,447)	—
Change in valuation allowance	52,866	28,826	8,700	(10,387)

Total statutory income taxes	$9,258	$1,816	$6,725	$2,828

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

A summary of the composition of net deferred income tax assets (liabilities) at December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets
Inventories	$7,587	$4,949
Accrued expenses	1,030	1,251
Product warranties	321	687
Other reserves	575	819
Severance benefits	7,802	4,679
Property, plant and equipments	34,712	33,749
NOL carry-forwards	46,537	9,990
Tax credit	15,752	10,011
Royalty income	10,163	11,520
Others	815	1,675

Total deferred tax assets	125,294	79,330
Less: valuation allowance	(100,016)	(42,695)

	25,278	36,635
Deferred tax liabilities
Acquisition consideration	—	1
Foreign currency gain	—	456
Debt issuance cost	63	35
Intangible assets	15,048	23,927
Others	—	—

Total deferred tax liabilities	15,111	24,419

Net deferred tax asset (liabilities)	$10,167	$12,216

Changes in valuation allowance for deferred tax assets for the years ended December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
Beginning balance	$42,695	$8,700
Transferred from acquired company	—	4,179
Charge to expenses	52,866	28,826
Effect on foreign currency translation	4,455	990

Ending balance	$100,016	$42,695

Deferred income tax assets are recognized only to the extent that realization of the related tax benefit is more likely than not. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which the Company operates, and the overall future industry outlook. Based on the Company’s historical accounting and tax losses, management determined that it was more likely than not, that the Company would realize benefits related to its deferred tax assets in the amount of $10,167 thousand as of December 31, 2006 and $12,216 thousand as of December 31, 2005. Accordingly, the Company recorded a valuation allowance of $100,016 thousand and $42,695 thousand on its net deferred tax assets for 2006 and 2005, respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

At December 31, 2006, the Company had approximately $209,881 thousand of net operating loss carry-forwards available to offset future taxable income, which expires in varying amounts starting from 2007 to 2011. A majority of such net operating loss is related to MagnaChip Korea. The Company also has Korean and Dutch tax credit carry-forwards of approximately $9,319 thousand and $7,544 thousand, respectively. The Korean tax credits expire at various dates starting from 2010 to 2011, and the Dutch credits are carried forward to be used for an indefinite period of time.

16. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Net Sales
Display Solutions	$273,656	$326,027	$60,352	$198,823
Imaging Solutions	60,479	163,326	58,069	142,050
Semiconductor Manufacturing Services	342,416	345,437	88,295	270,240
All other	67,802	102,866	36,866	230,475

Total segment net sales	$744,353	$937,656	$243,582	$841,588

Gross Profit
Display Solutions	$35,603	$66,534	$4,566	$30,380
Imaging Solutions	(4,008)	25,423	12,695	56,659
Semiconductor Manufacturing Services	45,712	110,389	19,143	86,301
All other	22,134	6,311	2,717	13,679

Total segment gross profit	$99,441	$208,657	$39,121	$187,019

The following is a summary of net sales by region, based on the location of the customer:

	Year ended December 31		Three months ended December 31, 2004	Nine months ended September 30, 2004
	2006	2005
	(Successor Company)			(Predecessor Company)
Korea	$413,670	$512,366	$127,208	$455,616
Asia Pacific	172,981	251,173	63,094	203,791
Japan	78,321	97,841	38,000	143,190
North America	62,357	56,907	11,677	17,388
Europe	17,024	19,369	3,603	21,603

	$744,353	$937,656	$243,582	$841,588

Over 99% of the Company’ property, plant and equipment are located in Korea as of December 31, 2006.

Net sales from the Company’s top ten largest customers accounted for 66%, 63%, 62% and 63%, for the years ended December 31, 2006 and 2005, three months ended December 31, 2004, and nine months ended September 30, 2004, respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

17. Commitments and Contingencies

Operating Agreements with Hynix

In connection with the Original Acquisition, the Company entered into several definitive agreements with Hynix regarding key materials, campus facilities, research and development equipment and information technology, factory automation, wafer foundry services, and a non-exclusive cross license that provides the Company with access to certain of Hynix’s intellectual property for use in the manufacture and sale of non-memory semiconductor products. The Company also agreed to provide certain utilities and infrastructure support services to Hynix. The obligation to provide services under these agreements generally lasts for one to five years from the date of the Original Acquisition. The obligation to provide certain services lasts indefinitely.

Upon the closing of the Original Acquisition, MagnaChip Korea and Hynix also entered into lease agreements under which MagnaChip Korea leases from Hynix (i) certain exclusive-use space plus common- and joint-use space in several buildings, primarily warehouses and utility facilities, in Cheongju, Korea. These leases are generally for an initial term of 20 years plus an indefinite number of renewal terms of 10 years each. Each of the leases is cancelable upon 90 days’ notice by the lessee. The Company also leased from Hynix certain exclusive-use plus common-and joint-use land located in Cheongju, Korea. The term of this agreement is indefinite unless otherwise agreed between the both parties, and as long as the buildings remain on the lease site and are owned and used by the Company for permitted uses.

Operating Leases

The Company leases land, office building and equipments under various operating lease agreements that expire through 2034. Rental expenses were approximately $12,008 thousand and $13,913 thousand for the years ended December 31, 2006 and 2005, $2,910 thousand for the three-month period ended December 31, 2004 (successor company) and $2,318 thousand and $1,556 thousand for the nine-month period ended September 30, 2004 (predecessor company), respectively.

As of December 31, 2006, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows:

2007	$11,934
2008	11,935
2009	11,936
2010	11,937
2011	11,939

$59,681

Advisory Agreements

An advisory agreement was entered into as of October 6, 2004 by and between the Company and advisors including CVC Management LLC (“CVC Management”), CVC Capital Partners Asia Limited (“CVC Capital”) and Francisco Partners Management LLC (“Francisco Partners”). The Company is to pay each of CVC Management and Francisco Partners an annual advisory fee the amount of which shall be the greater of $1,379,163 per annum or 0.14777% per annum of annual consolidated revenue, and is also to pay CVC Capital an annual advisory fee the amount of which shall be the greater of $741,673 per annum or 0.07946% per annum of annual consolidated revenue plus reasonable out-of-pocket expenses for an initial term of 10 years, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. During the year ended

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

December 31, 2005 and the three-month period ended December 31, 2004 (successor company), the Company accrued $3,545 thousand and $890 thousand of accrued expenses under these agreements, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements. During the year ended December 31, 2006, due to lower Company financial performance, the advisors agreed to waive the advisory fee in exchange for an extension of the initial term of the advisory agreements for a period of one year and, therefore, the Company did not accrue any expenses.

Undrawn line of credit

The undrawn portion of the new senior secured credit line was $93,792 thousand, $82,956 thousand and $86,295 thousand as of December 31, 2006, 2005 and 2004, respectively.

Payments of Guarantee

As of December 31, 2006 and 2005, the Company has provided guarantees for bank loans that employees borrowed to participate in the issuance of new shares of Hynix in 1999. The outstanding balances of guarantees for payments provided by the Company amounted to approximately $248 thousand and $304 thousand as of December 31, 2006 and 2005, respectively.

18. Related Party Transactions

Funds related to CVC, Francisco Partners and CVC Asia Pacific own 34.1%, 34.1% and 18.3%, respectively, of the common units, and 35.9%, 35.9% and 19.3%, respectively, of the Series B units outstanding at December 31, 2006. Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for details of ownership of each party.

Hyundai Display Technology, Hyundai Information Technology and Hyundai ASTEC were all subsidiaries of Hynix. As a result of the Original Acquisition, these companies were all excluded from related parties of the Company.

Transactions between the Company and its related parties are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005	Three months ended December 31, 2004	Nine months ended September 30, 2004
	(Successor Company)			(Predecessor Company)
Net sales
Hynix				$163,760

				$163,760

Purchases
Hynix				$11,999
Hyundai Information Technology				772
Hyundai ASTEC				9,346
Other related parties				15

				$22,132

Advisory Fee
Citigroup Venture Capital	$—	$1,397	$351
Francisco Partners	—	1,397	351
CVC Asia Pacific	—	751	188

Total	$—	$3,545	$890

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Loans to employees as of December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
Short-term loans	$54	$61
Long-term loans	434	125

Total	$488	$186

19. Earnings per Unit

The following table illustrates the computation of basic and diluted loss per common unit:

	Year ended		Three months ended December 31, 2004
	December 31, 2006	December 31, 2005
	(Successor Company)
Net loss	$(229,310)	$(100,898)	$(5,825)
Dividends to preferred unitholders	(10,912)	(9,928)	(13,428)

Net loss attributable to common units	$(240,222)	$(110,826)	$(19,253)

Weighted-average common units outstanding	52,911,734	52,898,497	50,061,910

Basic and diluted loss per unit	$(4.54)	$(2.10)	$(0.38)

The following outstanding redeemable convertible preferred unit issued, stock-options granted and warrants issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effects on the calculation:

	December 31, 2006	December 31, 2005	December 31, 2004
	(Successor Company)
Redeemable convertible preferred units	93,997	93,997	93,997
Options	5,069,528	3,780,643	1,146,178
Warrants	—	5,079,254	5,079,254

20. Condensed Consolidating Financial Statements

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

Below are condensed consolidating balance sheets as of December 31, 2006 and 2005, condensed consolidating statements of operations and of cash flows for the years ended December 31, 2006 and 2005 and for the three months ended December 31, 2004 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$718,126	$352,152	$(325,926)	$744,352
Cost of sales	—	—	636,349	313,699	(305,137)	644,911

Gross profit	—	—	81,777	38,453	(20,789)	99,441

Selling, general and administrative expenses	104	947	75,949	10,842	(165)	87,677
Research and development expenses	—	—	135,361	17,828	(21,937)	131,252
Restructuring and impairment charge	—	—	94,041	225	—	94,266

Operating income (loss)	(104)	(947)	(223,574)	9,558	1,313	(213,754)

Other income (expenses)	3	9,755	38	(16,094)	—	(6,298)

Income (loss) before income taxes, equity in loss of related equity investment	(101)	8,808	(223,536)	(6,536)	1,313	(220,052)

Income tax expense (benefit)	—	170	156	8,932	—	9,258

Income (loss) before equity in loss of related Investment	(101)	8,638	(223,692)	(15,468)	1,313	(229,310)

Loss of related investment	(229,209)	(243,820)	—	(224,982)	698,011	—

Net loss	$(229,310)	$(235,182)	$(223,692)	$(240,450)	$699,324	$(229,310)

Dividends accrued on preferred units	10,912	—	—	—	—	10,912

Net loss attributable to common units	$(240,222)	$(235,182)	$(223,692)	$(240,450)	$699,324	$(240,222)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$914,445	$431,339	$(408,128)	$937,656
Cost of sales	—	—	723,844	406,669	(401,514)	728,999

Gross profit	—	—	190,601	24,670	(6,614)	208,657

Selling, general and administrative expenses	539	1,876	107,326	15,501	(2,031)	123,211
Research and development expenses	—	—	101,318	11,018	(4,746)	107,590
Restructuring and impairment charge	—	—	36,234	—	—	36,234

Operating income (loss)	(539)	(1,876)	(54,277)	(1,849)	163	(58,378)

Other income (expenses)	5	(13,731)	(35,577)	8,599	—	(40,704)

Income (loss) before income taxes, equity in loss of related equity investment	(534)	(15,607)	(89,854)	6,750	163	(99,082)

Income tax expense (benefit)	—	163	—	1,653	—	1,816

Income (loss) before equity in loss of related Investment	(534)	(15,770)	(89,854)	5,097	163	(100,898)

Loss of related investment	(100,364)	(78,445)	—	(86,985)	265,794	—

Net loss	$(100,898)	$(94,215)	$(89,854)	$(81,888)	$265,957	$(100,898)

Dividends accrued on preferred units	9,928	—	—	—	—	9,928

Net loss attributable to common units	$(110,826)	$(94,215)	$(89,854)	$(81,888)	$265,957	$(110,826)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$241,149	$116,639	$(114,206)	$243,582
Cost of sales	—	—	203,089	114,063	(112,691)	204,461

Gross profit	—	—	38,060	2,576	(1,515)	39,121

Selling, general and administrative expenses	2	20	27,174	2,588	—	29,784
Research and development expenses	—	—	22,058	—	—	22,058

Operating income (loss)	(2)	(20)	(11,172)	(12)	(1,515)	(12,721)

Other income (expenses)	2,588	11,908	7,857	(8,732)	—	13,621

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	2,586	11,888	(3,315)	(8,744)	(1,515)	900

Income tax expense	—	—	6,105	620	—	6,725

Income (loss) before equity in earnings (loss) of related Investment	2,586	11,888	(9,420)	(9,364)	(1,515)	(5,825)

Earnings (loss) of related investment	(8,411)	(20,581)	—	(9,420)	38,412	—

Net income (loss)	$(5,825)	$(8,693)	$(9,420)	$(18,784)	$36,897	$(5,825)

Dividends accrued on preferred units	13,428	—	—	—	—	13,428

Net income (loss) attributable to common units	$(19,253)	$(8,693)	$(9,420)	$(18,784)	$36,897	$(19,253)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$321	$892	$72,608	$15,352	$—	$89,173
Restricted cash	—	—	—	—	—	—
Accounts receivable, net	—	—	86,488	34,971	(44,794)	76,665
Inventories, net	—	—	55,676	2,208	(38)	57,846
Other receivables	—	718	5,244	28,133	(27,341)	6,754
Other current assets	58	15,862	12,843	6,692	(21,829)	13,626

Total current assets	379	17,472	232,859	87,356	(94,002)	244,064

Property, plant and equipment, net	—	—	334,809	1,470	—	336,279
Intangible assets, net	—	—	117,101	22,628	—	139,729
Investments in subsidiaries	(167,545)	(246,126)	—	(77,489)	491,160	—
Long-term intercompany loans	—	791,648	—	633,987	(1,425,635)	—
Other non-current assets	—	21,349	41,972	9,702	(23,042)	49,981

Total assets	$(167,166)	$584,343	$726,741	$677,654	$(1,051,519)	$770,053

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$67,002	$40,191	$(44,794)	$62,399
Other accounts payable	—	6	51,803	7,955	(27,341)	32,423
Accrued expenses	1	3,135	22,040	17,078	(18,607)	23,647
Other current liabilities	—	333	1,844	4,025	(3,222)	2,980

Total current liabilities	1	3,474	142,689	69,249	(93,964)	121,449

Long-term borrowings	—	750,000	621,000	804,635	(1,425,635)	750,000
Accrued severance benefits, net	—	—	62,550	286	—	62,836
Other non-current liabilities	—	—	1,191	24,786	(23,042)	2,935

Total liabilities	1	753,474	827,430	898,956	(1,542,641)	937,220
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	117,374	—	—	—	—	117,374

Total redeemable convertible preferred units	117,374	—	—	—	—	117,374

Unitholders’ equity
Common units	52,721	136,229	39,005	55,778	(231,012)	52,721
Additional paid-in capital	2,451	1,401	155,415	108,239	(265,055)	2,451
Accumulated deficit	(370,314)	(338,112)	(323,358)	(412,488)	1,073,958	(370,314)
Accumulated other comprehensive income	30,601	31,351	28,249	27,169	(86,769)	30,601

Total unitholders’ equity	(284,541)	(169,131)	(100,689)	(221,302)	491,122	(284,541)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(167,166)	$584,343	$726,741	$677,654	$(1,051,519)	$770,053

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$209	$841	$63,435	$22,089	$—	$86,574
Restricted cash	—	—	2,837	—	—	2,837
Accounts receivable, net	—	—	131,669	55,057	(74,673)	112,053
Inventories, net	—	—	82,348	7,638	(1,309)	88,677
Other receivables	35,013	718	7,792	20,097	(54,119)	9,501
Other current assets	—	22,382	9,987	6,063	(28,284)	10,148

Total current assets	35,222	23,941	298,068	110,944	(158,385)	309,790

Property, plant and equipment, net	—	—	484,019	1,058	—	485,077
Intangible assets, net	—	—	165,369	26,020	—	191,389
Investments in subsidiaries	25,756	(38,942)	—	144,131	(130,945)	—
Long-term intercompany loans	—	774,199	—	621,311	(1,395,510)	—
Other non-current assets	—	24,153	45,370	11,131	(26,263)	54,391

Total assets	$60,978	$783,351	$992,826	$914,595	$(1,711,103)	$1,040,647

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$94,581	$74,003	$(74,673)	$93,911
Other accounts payable	1,000	440	68,703	19,344	(54,119)	35,368
Accrued expenses	—	3,139	24,560	26,331	(25,062)	28,968
Other current liabilities	—	162	3,746	9,416	(3,222)	10,102

Total current liabilities	1,000	3,741	191,590	129,094	(157,076)	168,349

Long-term borrowings	—	750,000	621,311	774,199	(1,395,510)	750,000
Accrued severance benefits, net	—	—	54,854	270	—	55,124
Other non-current liabilities	—	—	5,272	28,187	(26,263)	7,196

Total liabilities	1,000	753,741	873,027	931,750	(1,578,849)	980,669
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	106,462	—	—	—	—	106,462

Total redeemable convertible preferred units	106,462	—	—	—	—	106,462

Unitholders’ equity
Common units	53,092	102,986	39,005	58,364	(200,355)	53,092
Additional paid-in capital	2,169	1,027	155,212	71,989	(228,228)	2,169
Accumulated deficit	(130,092)	(102,930)	(99,666)	(172,038)	374,634	(130,092)
Accumulated other comprehensive income	28,347	28,527	25,248	24,530	(78,305)	28,347

Total unitholders’ equity	(46,484)	29,610	119,799	(17,155)	(132,254)	(46,484)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$60,978	$783,351	$992,826	$914,595	$(1,711,103)	$1,040,647

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(229,310)	$(235,182)	$(223,692)	$(240,450)	$699,324	$(229,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	184,430	4,130	—	188,560
Provision for severance benefits	—	—	11,478	19	—	11,497
Amortization of debt issuance costs	—	2,791	910	—	—	3,701
Loss (gain) on foreign currency translation, net	—	(17,449)	(54,564)	17,825	—	(54,188)
Loss (gain) on disposal of property, plant and equipment, net	—	—	1,362	128	—	1,490
Impairment charges	—	—	92,858	—	—	92,858
Unit/stock-based compensation	—	—	203	40	—	243
Loss (earnings) of related investment	229,209	243,820	—	224,982	(698,011)	—
Other	—	—	2,838	185	—	3,023
Changes in operating assets and liabilities
Accounts receivable	—	—	53,839	20,131	(29,879)	44,091
Inventories	—	—	32,884	5,450	(1,270)	37,064
Other receivables	1,602	—	3,145	9,716	(11,283)	3,180
Deferred tax assets	—	—	—	1,954	—	1,954
Accounts payable	—	—	(34,451)	(33,851)	29,879	(38,423)
Other accounts payable	(1,000)	(435)	(29,954)	4,209	11,283	(15,897)
Accrued expenses	—	(5)	(4,495)	(9,408)	6,455	(7,453)
Other current assets	(57)	6,521	9,752	(1,475)	(9,678)	5,063
Other current liabilities	—	170	(2,320)	(8,402)	3,223	(7,329)
Payment of severance benefits	—	—	(8,589)	—	—	(8,589)
Other	—	(180)	(467)	(418)	—	(1,065)

Net cash provided by (used in) operating activities	444	51	35,167	(5,235)	43	30,470

Cash flows from investing activities
Purchase of plant, property and equipment	—	—	(38,194)	(1,080)	78	(39,196)
Payment for intellectual property registration	—	—	(2,085)	(118)	—	(2,203)
Proceeds from disposal of plant, property and equipment	—	—	3,723	6	(78)	3,651
Proceeds from disposal of intangible assets	—	—	2,819	—	—	2,819
Decrease in restricted cash	—	—	3,002	—	—	3,002
Other	—	—	(1,485)	27	—	(1,458)

Net cash provided by (used in) investing activities	—	—	(32,220)	(1,165)	—	(33,385)

Cash flows from financing activities
Issuance of common units	88	—	—	—	—	88
Repurchase of common units	(420)	—	—	—	—	(420)

Net cash provided by (used in) financing activities	(332)	—	—	—	—	(332)
Effect of exchange rates on cash and cash equivalents	—	—	6,226	(337)	(43)	5,846
Net increase (decrease) in cash and cash equivalents	112	51	9,173	(6,737)	—	2,599

Cash and cash equivalents
Beginning of the period	209	841	63,435	22,089	—	86,574

End of the period	$321	$892	$72,608	$15,352	$—	$89,173

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(100,898)	$(94,215)	$(89,854)	$(81,888)	$265,957	$(100,898)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	196,669	6,260	—	202,929
Provision for severance benefits	—	—	16,486	97	—	16,583
Amortization of debt issuance costs	—	2,628	804	—	—	3,432
Loss (gain) on foreign currency translation, net	—	21,841	(16,288)	(21,433)	—	(15,880)
Loss (gain) on disposal of property, plant and equipment, net	—	—	(830)	1	—	(829)
Impairment charges	—	—	33,576	—	—	33,576
Loss (earnings) of related investment	100,364	78,445	—	86,985	(265,794)	—
Other	1	—	290	(2,352)	2,782	721
Changes in operating assets and liabilities
Accounts receivable	—	—	(31,412)	(13,816)	19,416	(25,812)
Inventories	—	—	(3,312)	2,110	396	(806)
Other receivables	(241)	826	63,970	(19,536)	17,802	62,821
Deferred tax assets	—	—	—	(12,935)	—	(12,935)
Accounts payable	—	—	29,438	14,906	(19,416)	24,928
Other accounts payable	(161)	188	(62,561)	14,267	(17,802)	(66,069)
Accrued expenses	—	2,011	(5,591)	17,549	(19,153)	(5,184)
Other current assets	—	(16,505)	1,878	(1,813)	19,153	2,713
Other current liabilities	—	163	(4,968)	5,005	—	200
Payment of severance benefits	—	—	(13,820)	(11)	—	(13,831)
Other	—	—	(31,266)	31,936	(2,682)	(2,012)

Net cash provided by (used in) operating activities	(935)	(4,618)	83,209	25,332	659	103,647

Cash flows from investing activities
Purchase of plant, property and equipment	—	—	(62,113)	(622)	401	(62,334)
Payment for intellectual property registration	—	—	(2,174)	—	—	(2,174)
Acquisition of business, net of cash acquired of $4,620 for the year ended December 31, 2005	(1,870)	—	18	(9,897)	—	(11,749)
Increase in short-term intercompany loans	—	—	—	(14,000)	14,000	—
Increase in long-term intercompany loans	—	(1,009)	—	(1,009)	2,018	—
Decrease in short-term intercompany loans	—	3,650	—	14,000	(17,650)	—
Decrease in restricted cash	—	—	10,307	—	—	10,307
Other	—	(5)	2,045	198	(360)	1,878

Net cash provided by (used in) investing activities	(1,870)	2,636	(51,917)	(11,330)	(1,591)	(64,072)

Cash flows from financing activities
Proceeds from short-term borrowings	—	—	—	14,000	(14,000)	—
Proceeds from long-term borrowings	—	—	1,009	1,009	(2,018)	—
Issuance of common units	628	—	—	—	—	628
Repayment of short-term borrowings	—	—	(757)	(29,776)	17,650	(12,883)
Debt issuance cost paid	—	(378)	(216)	—	—	(594)
Other	—	—	41	—	(41)	—

Net cash provided by (used in) financing activities	628	(378)	77	(14,767)	1,591	(12,849)
Effect of exchange rates on cash and cash equivalents	—	—	2,395	(284)	(659)	1,452
Net increase (decrease) in cash and cash equivalents	(2,177)	(2,360)	33,764	(1,049)	—	28,178

Cash and cash equivalents
Beginning of the period	2,386	3,201	29,671	23,138	—	58,396

End of the period	$209	$841	$63,435	$22,089	$—	$86,574

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the three months ended December 31, 2004

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(5,825)	$(8,693)	$(9,420)	$(18,784)	$36,897	$(5,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	45,847	8	—	45,855
Provision for severance benefits	—	—	3,397	—	—	3,397
Amortization of debt issuance costs	—	152	4,259	—	—	4,411
Loss (gain) on foreign currency translation, net	—	(7,914)	(32,733)	7,384	—	(33,263)
Loss (gain) on disposal of property, plant and equipment, net	—	—	(193)	—	—	(193)
Loss (earnings) of related investment	8,411	20,581	—	9,420	(38,412)	—
Others	—	—	363	131	—	494
Changes in operating assets and liabilities
Accounts receivable	—	—	(55,968)	(42,559)	55,257	(43,270)
Inventories	—	—	36,137	(1,172)	1,548	36,513
Other receivables	(2,243)	(810)	(55,266)	(1,651)	3,053	(56,917)
Accounts payable	—	—	(34,196)	56,392	(55,257)	(33,061)
Other accounts payable	(29,266)	189	121,181	(7,428)	(3,167)	81,509
Accrued expenses	—	1,128	16,257	6,235	(5,909)	17,711
Other current assets	—	(5,909)	(4,194)	(1,815)	5,909	(6,009)
Other current liabilities	—	—	6,965	2,877	—	9,842
Payment of severance benefits	—	—	(2,898)	—	—	(2,898)
Others	—	—	(1,003)	(8)	—	(1,011)

Net cash provided by operating activities	(28,923)	(1,276)	38,535	9,030	(81)	17,285

Cash flows from investing activities
Purchase of plant, property and equipment	—	—	(23,261)	(85)	—	(23,346)
Payment for intellectual property registration	—	—	(101)	(7)	—	(108)
Acquisition of business	—	—	(488,152)	—	—	(488,152)
Increase in restricted cash	—	—	(12,350)	—	—	(12,350)
Disposal (purchase) of related investment	20,723	(26,026)	—	(194,015)	199,318	—
Decrease (increase) of intercompany loans	291,824	(398,250)	—	(619,991)	726,417	—
Others	—	—	(2,033)	6	—	(2,027)

Net cash used in investing activities	312,547	(424,276)	(525,897)	(814,092)	925,735	(525,983)

Cash flows from financing activities
Proceeds from issuance of Senior Secured and Subordinated Notes	—	750,000	—	—	—	750,000
Proceeds from short-term borrowings	—	41,000	721	50,212	(91,213)	720
Proceeds from long-term borrowings	—	—	663,878	669,396	(1,287,407)	45,867
Issuance of common units	2,820	1,429	203,208	26,351	(230,988)	2,820
Issuance of redeemable convertible preferred units	3,636	—	—	—	—	3,636
Repayment of short-term borrowings	—	(332,824)	—	(321,030)	653,854	—
Repayment of long-term borrowings	—	—	(347,718)	—	—	(347,718)
Redemption of redeemable convertible preferred units	(406,786)	—	—	—	—	(406,786)
Payment of preferred dividends	(10,891)	—	—	—	—	(10,891)
Debt issuance costs paid	—	(22,020)	(5,615)	—	—	(27,635)
Others	—	(22,476)	(16)	—	22,476	(16)

Net cash provided by (used in) financing activities	(411,221)	415,109	514,458	424,929	(933,278)	9,997
Effect of exchange rates on cash and cash equivalents	—	—	2,566	27	7,624	10,217
Net increase (decrease) in cash and cash equivalents	(127,597)	(10,443)	29,662	(380,106)	—	(488,484)

Cash and cash equivalents
Beginning of the period	129,983	13,644	9	403,244	—	546,880

End of the period	$2,386	$3,201	$29,671	$23,138	$—	$58,396

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

Item 9B. Other Information.

Entry into a Material Definitive Agreement

On March 26, 2007, the Company entered into the Sixth Amendment to Credit Agreement, dated as of March 26, 2007 (the “Sixth Amendment”), with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent. Under the Sixth Amendment, among other things, the existing financial covenants set forth in Section 6.10 of the Credit Agreement were revised to provide that authorized but unspent capital expenditures in a calendar quarter during 2007 carry over to increase the authorized limit on capital expenditures in successive calendar quarters.

Termination of Material Definitive Agreement; Departure of an Officer

On March 23, 2007, Jason Hartlove resigned from his position as our Senior Vice President and General Manager, Imaging Solutions Division, effective March 9, 2007, and terminated that certain Service Agreement dated as of May 16, 2005, by and between Mr. Hartlove and MagnaChip Semiconductor, Ltd., a subsidiary of the Company. Under the termination arrangement, Mr. Hartlove will receive a severance payment equal to seven months of his base salary of $310,000 per annum.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table is a list of the current directors and executive officers of MagnaChip:

Name	Age	Position
Sang Park	59	Chairman of the Board of Directors and Chief Executive Officer
Robert J. Krakauer	41	President, Chief Financial Officer and Director
Tae Young Hwang	50	Executive Vice President, Manufacturing Division, and General Manager of Large Display Solutions
Chan Hee Lee	53	Executive Vice President and General Manager, Semiconductor Manufacturing Services
John McFarland	40	Senior Vice President, General Counsel and Secretary
Victoria Miller Nam	39	Senior Vice President, Strategic Operations
Brent Rowe	45	Senior Vice President of Worldwide Sales
Margaret Sakai	49	Senior Vice President, Finance
Jerry M. Baker	55	Director
Dipanjan Deb	37	Director
Armando Geday	44	Director
Roy Kuan	40	Director
R. Douglas Norby	71	Director and Chairman of the Audit Committee
Phokion Potamianos	43	Director
Paul C. Schorr IV	39	Director
David F. Thomas	57	Director

Sang Park, Chairman of the Board of Directors and Chief Executive Officer. Mr. Park became our Chairman of the Board of Directors and Chief Executive Officer on January 1, 2007, after serving as President, Chief Executive Officer and Director since May 2006. Mr. Park has served as an executive fellow for iSuppli Corporation since January 2005. Prior to joining iSuppli, he was founder and president of SP Associates from September 2003 to December 2004. Mr. Park served Hynix Semiconductor Inc. as Chief Executive Officer from May 2002 to March 2003 and Chief Operating Officer and President of the Semiconductor Division from July 1999 to April 2002.

Robert J. Krakauer, President, Chief Financial Officer and Director. Mr. Krakauer became our President, Chief Financial Officer, and Director in January 2007. In addition, Mr. Krakauer took on duties as General Manager, Imaging Solutions Division, in March 2007. He had previously served as our Executive Vice President of Strategic Operations, Chief Financial Officer and Director from October 2004. From 2003 to 2004, Mr. Krakauer served as Executive Vice President of Corporate Operations and Chief Financial Officer for ChipPAC, Ltd. (now STATS ChipPAC, Ltd.), and had served as its Chief Financial Officer since November 1999. From May 1998 to November 1999, Mr. Krakauer was Vice President of Finance, Chief Financial Officer for AlliedSignal—Electronic Materials (now Honeywell). From 1996 to 1998, Mr. Krakauer was the Corporate Controller at Altera Corporation and from 1993 to 1996 he was the Chief Financial Officer at Alphatec U.S.A. From 1987 to 1991, Mr. Krakauer was an auditor and consultant at KPMG Peat Marwick and Coopers & Lybrand, respectively. Mr. Krakauer received a B.S.C. in accounting and a masters in business administration with an operations concentration from Santa Clara University.

Tae Young Hwang, Executive Vice President, Manufacturing Division, and General Manager of Large Display Solutions. Mr. Hwang became our Executive Vice President, Manufacturing Division, and General Manager of Large Display Solutions in January 2007. He had previously served as our Executive Vice President of Manufacturing Operations from October 2004. Prior to that time, Mr. Hwang served as Hynix’s Senior Vice

President of Manufacturing Operations of System IC from 2002 to 2003. From 1999 to 2001, he was Vice President of Cheongju Operations for Hynix. Mr. Hwang holds a bachelor of science degree in mechanical engineering from Pusan National University and a masters in business administration from Cheongju University.

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

John McFarland, Senior Vice President, General Counsel and Secretary. Mr. McFarland became our Senior Vice President, General Counsel and Secretary in April 2006, after serving as Vice President, General Counsel and Secretary since November 2004. Prior to joining our company, Mr. McFarland served as a foreign legal consultant at Bae, Kim & Lee from August 2003 to November 2004 and an associate at Wilson Sonsini Goodrich & Rosati, P.C., from August 2000 to July 2003. Mr. McFarland holds a bachelor of arts degree in Asian Studies, conferred with highest distinction from the University of Michigan, where he was elected to Phi Beta Kappa, and a juris doctor degree from the University of California, Los Angeles, School of Law.

Victoria Miller Nam, Senior Vice President, Strategic Operations. Ms. Miller Nam became our Senior Vice President, Strategic Operations in January 2007, after serving as Senior Vice President, Strategic Planning since October 2004. Prior to joining our company, Ms. Miller Nam worked in consulting with McKinsey & Company in the Los Angeles and Seoul offices from 1994 until 2003, when she left as a Partner to found and run a consulting business from 2003 until 2004. Earlier in her career, Ms. Miller Nam worked for Kidder, Peabody & Co. Incorporated, in the corporate finance department, in New York. Ms. Miller Nam holds a bachelor of arts degree, magna cum laude, in international relations from Brown University, where she was elected to Phi Beta Kappa, and a masters in business administration from Harvard Business School.

Brent Rowe, Senior Vice President of Worldwide Sales. Mr. Rowe became our Senior Vice President for Global Sales in April 2006. Prior to joining our company, Mr. Rowe served at Fairchild Semiconductor International, Inc. as Vice President of Americas Sales and Marketing from August 2003 to October 2005, Vice President of Europe Sales and Marketing from August 2002 to August 2003, and Vice President of Japan Sales and Marketing from April 2002 to August 2003. Mr. Rowe holds a bachelor of arts degree in chemical engineering from the University of Illinois.

Margaret Sakai, Senior Vice President, Finance. Ms. Sakai became our Senior Vice President, Finance, on November 1, 2006. Prior to joining our company, she had served as Chief Financial Officer of Asia Finance, Vice President, of Photronics, Inc. since November 2003. From June 1999 to October 2003, Ms. Sakai was Executive Vice President and Chief Financial Officer of PKL Corporation. From October 1995 to May 1999, Ms. Sakai served as Director of Finance of Acqutek International Limited, a lead-frame manufacturer, and from March 1992 to September 1995, Ms. Sakai was Financial Manager at National Semiconductor Corporation. Ms. Sakai worked as an Audit Supervisor at Coopers & Lybrand from January 1988 to March 1992. Ms. Sakai is a Certified Public Accountant in the State of California, and holds a bachelor’s degree in accounting from Babson College.

Jerry M. Baker, Director. Mr. Baker has been a director since October 2004. He served as Chairman of the Board of Directors from October 2004 to December 2006. From 2000 until 2001, Mr. Baker served as Executive Vice President, Global Operations for Fairchild Semiconductor International, Inc. Previously, Mr. Baker had been Executive Vice President and General Manager, Discrete Power and Signal Technologies Group, since December 1996. Prior to that position, he spent more than 24 years in a variety of engineering and management positions within National Semiconductor, the most recent of which was Vice President and General Manager, Discrete Products Division.

Dipanjan Deb, Director. Mr. Deb has been a director since September 2004. He is a founder and Managing Partner of Francisco Partners and has been a Partner since its formation in August 1999. Prior to joining Francisco Partners, Mr. Deb was a principal with Texas Pacific Group from 1998 to 1999. Earlier in his career, Mr. Deb was director of semiconductor banking at Robertson Stephens & Company and a management consultant at McKinsey & Company. Mr. Deb is also on the board of directors of AMIS Holdings, Inc., SMART Modular Technologies, Inc., and Metrologic Instruments, Inc. Mr. Deb holds a bachelor of science degree in electrical engineering and computer science from the University of California, Berkeley, where he was a Regents Scholar, and a masters in business administration from the Stanford University Graduate School of Business.

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

R. Douglas Norby, Director and Chairman of the Audit Committee. Mr. Norby has been a director and the Chairperson of the Audit Committee of the company since May 2006. Mr. Norby served as Senior Vice President and Chief Financial Officer of Tessera Technologies, Inc. from July 2003 to January 2006. He worked as a management consultant with Tessera from May 2003 until July 2003, and was a private investor from March 2003 until May 2003. He served as Vice President and Chief Financial Officer of Zambeel, Inc., a data storage systems company, from March 2002 until February 2003, and as Chief Financial Officer of Novalux, Inc., an optoelectronics company, from December 2000 to March 2002. Prior to his tenure with Novalux, Inc., Mr. Norby served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation from November 1996 to November 2000. Mr. Norby is a director of LSI Logic Corporation, Alexion Pharmaceuticals, Inc., and STATS ChipPAC Ltd. He received his bachelor of arts degree in Economics from Harvard University and a masters in business administration from Harvard Business School.

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

David F. Thomas, Director. Mr. Thomas has been a director since October 2004. Mr. Thomas is the Managing Partner of Court Square Capital Partners (formerly known as Citigroup Venture Capital Equity

Partners, L.P.). He joined Court Square in 1980. Previously, he held various positions with Citibank’s Transportation Finance and Acquisition Finance Groups. Prior to joining Citibank, Mr. Thomas was a certified public accountant with Arthur Andersen & Co. Mr. Thomas received degrees in finance and accounting from the University of Akron. He is a director of Network Communications, Inc.

Board Composition

The securityholders’ agreement among CVC, Francisco Partners, CVC Asia Pacific and the other securityholders of MagnaChip provides that our Board of Directors will consist of eight members, including two designees of CVC, two designees of Francisco Partners, one designee of CVC Asia Pacific, the Chief Executive Officer, the Chief Financial Officer and one additional member jointly designated by CVC and Francisco Partners, provided that the unitholders are permitted to elect additional directors designated as set forth in the securityholders’ agreement. These rights of designation will expire when the initial ownership of these equity sponsors falls below defined ownership thresholds. Pursuant to the securityholders’ agreement, our Board of Directors may not take certain significant actions without the approval of each of CVC and Francisco Partners.

Effective January 19, 2006, Armando Geday was elected to our Board of Directors to serve at the discretion of the unitholders of the Company until his successor is duly elected and qualified. Mr. Geday serves as an additional designee of Francisco Partners. Mr. Baker serves as an additional designee of CVC. Effective May 27, 2006, R. Douglas Norby was elected to our Board of Directors to serve at the discretion of the unitholders of the Company until his successor is duly elected and qualified. Mr. Norby serves as a joint designee of CVC and Francisco Partners, meaning that our Board of Directors consists of ten members as of the filing date of this report.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers, and employees. We will provide a copy of our Code of Business Conduct and Ethics without charge to any person upon written request made to our Senior Vice President, General Counsel and Secretary at c/o MagnaChip Semiconductor, Ltd., 891 Daechi-dong, Gangnam-gu, Seoul, 135-738, Korea.

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our audit committee is comprised of Chairperson R. Douglas Norby and directors Phokion Potamianos and Paul Schorr IV. Our Board of Directors has determined that R. Douglas Norby is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended, is an “independent director” as that term is defined in Rule 4200 of the Rules of The NASDAQ Stock Market LLC (the “NASDAQ Rules”) and is “independent” as that term is defined in both Rule 4350(d) of the NASDAQ Rules and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Objectives. The Compensation Committee (for purposes of this section, the “Committee”) of our Board has overall responsibility for evaluating, approving, and monitoring our executive officer and director compensation plans, policies and programs, as well as all equity-based compensation plans and policies. The Committee ensures that the total compensation paid to executive officers is fair, reasonable, and competitive. Throughout this Form 10-K, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal year 2006, as well as the other individuals included in the Summary Compensation Table within this Item 11, are referred to as the “named executive officers.”

The Committee evaluates our compensation packages to ensure that (i) we maintain our ability to attract and retain superior executives in critical positions, and (ii) compensation provided to critical executives remains competitive relative to the compensation paid to similarly situated executives of our peer companies. The Committee believes that the most effective executive compensation packages align executives’ interests with those of our unitholders by rewarding performance above specific annual, long-term, and strategic goals that are intended to improve unitholder value. These goals include, but are not limited to, achievement of financial performance targets and progress in projects that our Board of Directors anticipates will lead to future growth.

Determination of Compensation and Role of Executive Officers. We offer compensation to our named executive officers in the form of salary, cash incentives, equity incentives, and perquisites. In making decisions regarding the pay of the named executive officers, the Committee looks to set a total compensation package for each officer that will retain high-quality talent and motivate executives to achieve the goals set by our Board of Directors.

The Committee annually reviews the performance of the Chief Executive Officer, and the Chief Executive Officer annually reviews the performance every other executive officer. The Chief Executive Officer presents conclusions and recommendations regarding the named executive officers, including proposed salary adjustments and incentive amounts, to the Committee, which makes the final decision regarding any adjustments or awards. The Committee’s annual determinations regarding executive compensation are subject to the terms of the respective service agreements between us and the named executive officers. In addition to the annual reviews, the Chief Executive Officer and the Committee also typically consider compensation changes upon a named executive officer’s promotion or other change in job responsibility.

The Committee approves general guidelines and plans regarding the cash compensation of all other officers and employees, but has empowered the Chief Executive Officer to make final compensation decisions within the Committee guidelines and plans. The Committee makes all equity compensation decisions for our officers and employees.

In determining a compensation award, the Committee compares each element of total compensation against compensation offered by a group of peer companies in the semiconductor industry (collectively, the “Benchmark Group”). The composition of the Benchmark Group is determined annually by our Human Resources department in consultation with the Chief Executive Officer and the Committee. The Committee’s general objective is to provide a total cash compensation package, including base salary and incentive, slightly above the median total cash compensation package of the Benchmark Group. Variations to this objective may occur as dictated by the experience level of the individual and market factors.

Cash incentives comprise a significant portion of the total compensation package and are designed to reward executives for their contributions to meeting and exceeding our goals and to recognize and reward the accountability of our executives in achieving these goals. Incentives are designed as a percentage of base salary and are awarded based on individual performance and our achievement of the annual, long-term, and strategic goals set by our Board of Directors.

Equity Compensation. In addition to cash incentives, we offer equity incentives as a way to enhance the link between the creation of unitholder value and executive incentive compensation and to give executives appropriate motivation and rewards for achieving increases in enterprise value. The Committee may grant participants restricted units, unit options, and unit appreciation rights. Although the Committee granted certain restricted units awards upon the Original Acquisition, the Committee has determined that it will only grant restricted units in the future in exceptional cases. In granting equity awards, the Committee may establish any conditions or restrictions it deems appropriate. Grants of restricted units or unit options typically vest four years after the date of the grant, and all grants of our unit options are made at or above the fair market value of the units at the time of the grant. Vesting and exercise rights generally cease upon termination of employment. Prior to the exercise of a unit option, the holder has no rights as a unitholder with respect to the units subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Our unitholders and Board of Directors have delegated to the Committee the authority to grant unit option awards within a total pool of our common units available upon exercise of the unit options. The size of the option pool is based on market surveys of peer companies in a similar growth stage and on our unitholders’ determination of an appropriately-sized pool to ensure recruitment and retention of key executives and employees. Unit option award levels vary among participants based on their job grade and position. The Committee provides higher awards to those executives and employees in positions considered by the Committee to be critical. Unit option awards are not tied to base salary or cash incentive amounts.

At this time, the Committee does not grant additional equity compensation to existing executives as part of the normal annual review process. However, the Committee will consider additional equity compensation in the event of a promotion or change in job responsibility. Upon the recommendation of our Board of Directors or Chief Executive Officer, the Committee will from time to time consider performance-based equity incentives. For example, in March 2006, the Committee granted certain executives, including four of the named executive officers, unit options that begin vesting only upon the earlier of the closing of the initial public offering of our common equity or the date on which the Committee determines that the unitholders of the Company as of October 6, 2004, have achieved a 2.5x return on their investment.

Perquisites and Other Benefits. We provide the named executive officers with perquisites and other personal benefits that the Committee believes are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions. Several of our named executive officers are assigned to locations outside their home countries and therefore receive expatriate benefits. The Committee determines the level and types of expatriate benefits for the officers based on local market surveys taken by our Human Resources department. Attributed costs of the personal benefits for the named executive officers are as set forth in the Summary Compensation Table below.

Tax and Accounting Implications. Beginning on January 1, 2006, we began accounting for unit-based payments, including our unit option program, in accordance with the requirements of FASB Statement No. 123(R).

Summary Compensation Table

The following table sets forth certain information concerning the compensation earned during the year ended December 31, 2006, of our Chief Executive Officer, of our Chief Financial Officer, of the three other most highly compensated executive officers who were executive officers on December 31, 2006, other than the Chief Executive Officer and Chief Financial Officer, and of our former President and Chief Executive Officer, who resigned as Chief Executive Officer and President effective May 27, 2006, but remained our Senior Advisor and received enough total compensation to qualify for disclosure on this table.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Sang Park Chairman and Chief Executive Officer	2006	262,500	130,000		62,473				321,129	(2)	776,102

Robert J. Krakauer President and Chief Financial Officer	2006	375,000	80,000						387,090	(3)	842,090

Victoria Miller Nam Senior Vice President, Strategic Operations	2006	300,000	30,000				25,246	(4)	96,515	(5)	451,761

Tae Young Hwang Executive Vice President, Manufacturing Division, and General Manager of Large Display Solutions	2006	230,539	50,000		20,087		49,283	(4)	11,617	(6)	361,526

Chan Hee Lee Executive Vice President and General Manager, Semiconductor Manufacturing Services	2006	209,577	50,000		20,087		44,803	(4)	20,272	(7)	344,739

Jason Hartlove Former Senior Vice President and General Manager, Imaging Solutions Division (8)	2006	309,201	50,000		31,898				35,481	(9)	426,580

Youm Huh Senior Advisor and former Chief Executive Officer and President (10)	2006	400,000	—						275,964	(11)	675,964

Note: Amounts set forth in the above table that were originally paid in Korean Won have been converted into U.S. dollars at the exchange rate as of each payment date during our fiscal year ended December 31, 2006.

Footnotes:

(1)	This amount is calculated using the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123(R).
(2)	Includes the following personal benefits paid to Mr. Park: (a) $62,872 equivalent to five months from $301,785 for prepayment of Mr. Park’s housing expenses for two years; (b) $200,000 of Mr. Park’s relocation allowance when he joined us; and (c) $20,610 for insurance premiums paid during the fiscal year 2006 for the benefit of Mr. Park; and (d) $37,647 for other personal benefits (including monthly rent for Mr. Park’s housing lease for three months, and reimbursement of the use of a car, home leave flights and living expenses).
(3)	Includes the following personal benefits paid to Mr. Krakauer: (a) $176,042 equivalent to one year from $352,083 for prepayment of Mr. Krakauer’s housing expenses for two years; (b) $40,848 for reimbursement of living expenses; (c) $69,485 for reimbursement of tuition expenses for Mr. Krakauer’s children; (d) $32,405 for the amount settled between Mr. Krakauer’s receivables from us and his tax equalization payment to us for the fiscal year 2004; (e) $23,547 for insurance premiums paid during the fiscal year 2006 for the benefit of Mr. Krakauer; (f) $2,399 for tax equalization settlement from us for the fiscal year 2005; and (g) $42,364 for other personal benefits (including reimbursement of the use of a car and personal tax advisory expenses).

(4)	Consists of statutory severance accrued during the fiscal year ended December 31, 2006. See the section of this Item subtitled “Further Information Regarding Summary Compensation Table and Grants of Plan-Based Awards Table” for a description of the statutory severance benefit.
(5)	Includes the following personal benefits paid to Ms. Miller Nam: (a) $22,924 for insurance premiums paid during the fiscal year 2006 for the benefit of Ms. Miller Nam;(b) $68,376 for reimbursement of tuition expenses for Ms. Miller Nam’s children; and (c) $5,215 for reimbursement of the use of a car.
(6)	Reimbursement of the use of a car.
(7)	Includes the following personal benefits paid to Mr. Lee: (a) $12,812 for reimbursement of the use of a car; and (b) $7,460 for reimbursement of tuition expenses for Mr. Lee’s children.
(8)	Mr. Hartlove resigned as Senior Vice President and General Manager, Imaging Solutions Division, effective March 9, 2007.
(9)	Includes the following personal benefits paid to Mr. Hartlove: (a) $18,935 for insurance premiums paid during the fiscal year 2006 for the benefit of Mr. Hartlove; (b) $7,802 for reimbursement of personal tax advisory expenses; and (c) $8,744 for other personal benefits (including reimbursement of the use of a car, and personal legal advisory expenses).
(10)	Dr. Huh resigned as Chief Executive Officer, President, and Director effective May 27, 2006.
(11)	Includes the following personal benefits paid to Dr. Huh: (a) $54,220 for insurance premiums paid during the fiscal year 2006 for the benefit of Dr. Huh; (b) $31,792 for payment for unused annual holidays of Dr. Huh during the fiscal year 2006; (c) $174,569 for the amount settled between Dr. Huh’s receivables from us and his tax equalization payment to us for the fiscal year 2004; and (d) $15,383 for other personal benefits (including reimbursement of the use of a car and tuition expenses for Dr. Huh’s children).

Grants of Plan Based Awards for the Fiscal Year Ended December 31, 2006

Name	Grant Date	Board Approval Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Sang Park	May 27	May 17	(2)					800,000					1.02	247,862
Robert J. Krakauer	March 9	March 9						185,000					1.50	40,933
Victoria Miller Nam	March 9	March 9						40,000					1.50	8,850
Tae Young Hwang	March 9	March 9						25,000					1.50	5,532
Chan Hee Lee	March 9	March 9						25,000					1.50	5,532
Jason Hartlove	March 9	March 9						25,000	(3)				1.50	5,532
Youm Huh

Footnotes:

(1)	We describe the option award calculation method under to SFAS No. 123(R) in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements – Note 13. Equity Incentive Plan.”
(2)	Although our Board approved the option grant to Mr. Park on May 17, 2006, the option grant was not effective until the start date of Mr. Park’s employment on May 27, 2006.
(3)	Mr. Hartlove resigned as Senior Vice President and General Manager, Imaging Solutions Division, effective March 9, 2007. The reported equity award terminated unvested upon his resignation date.

Further Information Regarding Summary Compensation Table and Grants of Plan-Based Awards Table

As we discuss above in the “Compensation Disclosure and Analysis” subsection, our Board of Directors sets total cash compensation packages slightly above the median total cash compensation of the Benchmark Group, and sets equity awards in accordance with peer companies in a similar growth stage. Equity awards are not tied to base salary or cash incentive amounts, and will constitute lesser or greater proportions of total compensation depending on the fair value of the awards. Mr. Park, Mr. Krakauer, and Ms. Nam were expatriates during part or all of 2006 and received expatriate benefits commensurate with market practice in their assigned location of the Republic of Korea. The base salary and incentives for these named executive officers therefore constitute a lower proportion of total compensation in comparison to Mr. Hwang and Mr. Lee, both of whom reside in their home country.

The option grant to Mr. Park is described in the paragraph below labeled “Sang Park.” The option grants to Mr. Krakauer, Mr. Hartlove, Ms. Miller Nam, Mr. Hwang, and Mr. Lee were a performance-based incentive under the MagnaChip Semiconductor LLC Equity Incentive Plan and were intended by our Board of Directors to further encourage these named executive officers to progress MagnaChip toward an initial public offering of our common equity or other return on investment for our unitholders. The Board made the grants at an exercise price above the then-fair market value of our common units. An installment of 25% of the common units subject to the options become vested and exercisable upon the earlier of: (i) the date of the first closing of a firmly underwritten public offering for any of our equity securities, and (ii) the date as designated in the sole discretion of the Committee as the date upon which our unitholders as of October 6, 2004, have achieved a 2.5x return on their investment. The remaining 75% of the common units subject to the options become vested and exercisable as to 25% of such common units on each of the first three successive annual anniversaries of the first vesting event, subject to the Grantee’s continuous employment from the grant date to each such vesting date. The options expire on the tenth anniversary of the grant date.

Pursuant to the Labor Standards Act of Korea, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. For purposes of this section, we call this benefit “statutory severance.” The base statutory severance is approximately one month of base salary per year of service. Ms. Miller Nam, Mr. Hwang, and Mr. Lee all accrue statutory severance. Prior to the Original Acquisition, Hynix attached a multiplier to the statutory severance amounts for former Hynix executives Mr. Hwang and Mr. Lee. Although our Board has determined that we will not offer a statutory severance multiplier to any executives, in the interests of fairness our Board permitted Mr. Hwang and Mr. Lee to accrue a statutory severance multiplier of 3x, i.e., triple their statutory severance, for their service from October 6, 2004 to September 20, 2006, after which the sole unitholder of our Korean subsidiary disclaimed the severance multiplier for former Hynix executives.

Other than Youm Huh and Jason Hartlove, our named executive officers are all parties to service agreements. The material terms of these agreements, and the equity compensation granted pursuant to these agreements, are as follows:

Sang Park. Sang Park serves as Chairman and Chief Executive Officer of MagnaChip with an initial base salary of $450,000 per year and with a target annual incentive bonus opportunity of 100% of his base salary. Mr. Park is entitled to customary employee benefits including the cost of housing accommodations and expenses, including relocation expenses. The term of the service agreement extends for two years from May 27, 2006, with such initial term automatically extending for additional two-year periods unless written notice is given by either party prior to the termination date. In accordance with the terms of his service agreement, Mr. Park received options to purchase 800,000 common units of the Company at a price of $1.02 per unit, the then-fair market value of a common unit. Twenty-five percent of Mr. Park’s options vest on the first anniversary of his service date and an additional 6.25% of the options vest at the end of each three month period thereafter on the same day of the month as the grant date or, if earlier, the last day of such month. If Mr. Park’s employment is terminated without cause or if he resigns for good reason, Mr. Park is entitled to receive payment of all salary and benefits accrued up to the date of termination, payment of his base salary for twelve months and annual incentive bonus for the year in which the termination occurs, twelve months’ accelerated vesting on outstanding equity awards, and continued participation in our benefit plans for twelve months. If such termination occurs in connection with a change in control, Mr. Park is entitled to receive payment of all salary and benefits accrued up to the date of termination, payment of his base salary for two years and annual incentive bonus for the year in which the termination occurs, two years’ accelerated vesting on outstanding equity awards, and continued participation in our benefit plans for two years. In the event of his termination as a result of death or disability, Mr. Park (or his beneficiaries) will be entitled to receive payment of all salary and benefits accrued up to the date of termination and a prorated portion of the annual incentive bonus for the year in which the termination occurs. If Mr. Park’s employment is terminated for cause or if he resigns without good reason, he will be entitled to receive payment of all salary and benefits accrued up to the date of termination and will not be entitled to any other compensation. The agreement also contains customary non-competition and non-solicitation covenants lasting two and three years, respectively, from the date of termination of employment and confidentiality covenants of unlimited duration.

Robert Krakauer. Mr. Krakauer serves as President and Chief Financial Officer of MagnaChip with an initial base salary of $375,000 per year and with a target annual incentive bonus opportunity of 100% of his base salary. Mr. Krakauer is entitled to customary employee benefits and, for so long as his place of business is located in Korea, expatriate/repatriation benefits, including relocation expenses, tax equalization payments, cost of housing accommodations and expenses. The term of the service agreement extends for three years from October 6, 2004, with such initial term automatically extending for additional one-year periods unless written notice is given by either party prior to the termination date. In accordance with the terms of his service agreement, Mr. Krakauer was granted 682,247 immediately exercisable options for restricted common units of MagnaChip at a price of $1.00 per unit. Mr. Krakauer exercised his options on November 30, 2004. Under his restricted unit subscription agreement, restrictions on the units lapse as to 25% of the units on September 30, 2005 and as to 6.25% of the units on the last day of each calendar quarter thereafter, subject to his continuous employment with MagnaChip. The restrictions lapse as to all restricted units held by Mr. Krakauer upon a change in control after which Mr. Krakauer no longer serves as the Chief Financial Officer of MagnaChip. The restricted unit subscription agreements provide that the units are nontransferable and shall be subject to forfeiture upon termination of his employment. Upon termination, MagnaChip may repurchase any units for which the restrictions have not lapsed for $1.00, if termination is for cause (as defined in the agreement), or for fair market value, if termination is for any other reason. Mr. Krakauer has the right to vote the restricted units and to receive cash dividends, provided that dividends payable in units or other securities shall have the same status as restricted units. In connection with the exercise, Mr. Krakauer was entitled to a bonus of $677,293 to pay the exercise price of a portion of the options and an additional payment of $380,977 to cover U.S. federal income tax withholding related to such bonus. If Mr. Krakauer’s employment is terminated without cause or if he resigns for good reason, Mr. Krakauer is entitled to receive his base salary for twelve months, payment of a prorated portion of the annual incentive bonus for the year in which the termination occurs and continued participation in our benefit plans for twelve months. In the event of his termination as a result of death or disability, Mr. Krakauer (or his beneficiaries) will be entitled to receive payment of all salary and benefits accrued up to the date of termination and a prorated portion of the annual incentive bonus for the year in which the termination occurs. If Mr. Krakauer’s employment is terminated for cause or if he resigns without good reason, he will be entitled to receive payment of all salary and benefits accrued up to the date of termination and will not be entitled to any other compensation. The agreement also contains customary non-competition covenants lasting until the earlier of the first anniversary of the date of termination of employment or October 6, 2007, non-solicitation covenants lasting two years from the date of termination of employment and confidentiality covenants of unlimited duration.

Victoria Miller Nam. Ms. Miller Nam serves as the Senior Vice President of Strategic Planning of MagnaChip with an initial base salary of $300,000 per year and with a target annual incentive bonus opportunity of 75% of her base salary. Ms. Miller Nam is entitled to customary employee benefits. The term of the service agreement extends for three years from December 29, 2004, with such initial term automatically extending for additional one-year periods absent prior written notice given by either party. Ms. Miller Nam was granted 136,450 immediately exercisable options for restricted common units of MagnaChip at a price of $1.00 per unit. Ms. Miller Nam exercised her options on November 30, 2004. Under her restricted unit subscription agreement, restrictions on the units lapse as to 25% of the units on September 30, 2005 and as to 6.25% of the units on the last day of each calendar quarter thereafter, subject to her continuous employment with MagnaChip. The restricted unit subscription agreements provide that the units are nontransferable and shall be subject to forfeiture upon termination of the officer’s employment. Upon termination, MagnaChip may repurchase any units for which the restrictions have not lapsed for $1.00, if termination is for cause (as defined in the agreement), or for fair market value, if termination is for any other reason. Ms. Miller Nam has the right to vote the restricted units and to receive cash dividends, provided that dividends payable in units or other securities shall have the same status as restricted units. If Ms. Miller Nam’s service is terminated without cause or if she resigns for good reason, Ms. Miller Nam will be entitled to receive her base salary for six months, payment of the annual incentive bonus in a prorated amount based on the number of days she was actually employed by us, continued participation in our benefit plans for six months, each of the foregoing net of any statutory severance accrued and payable, and, if such a termination or resignation occurs either prior to October 1, 2005 or within the twelve month period following a change of control, restrictions lapse with respect to 25% of her restricted common units on the date of termination. In the event of her termination as a result of death or disability, Ms. Miller Nam (or her beneficiaries) will be entitled to receive payment of all salary and benefits accrued up to the date of termination and a prorated portion of the annual incentive bonus for the year in which the termination occurs. If Ms. Miller Nam’s service is terminated for cause or if she resigns without good reason, she will be entitled to receive payment of all salary and benefits accrued up to the date of termination and will not be entitled to any other compensation. All severance payable pursuant to Ms. Miller Nam’s service agreement will be offset by any accrued statutory severance. The agreement also contains customary non-competition covenants lasting until the earlier of the first anniversary of the date of termination of employment or October 6, 2007, nonsolicitation covenants lasting two years from the date of termination of employment and confidentiality covenants of unlimited duration.

Chan Hee Lee. Mr. Lee serves as Executive Vice President and General Manager, Semiconductor Manufacturing Services of MagnaChip with an initial base salary of 200,000,000 Korean won per year (approximately $209,600) and with a target annual incentive bonus opportunity of 80% of his base salary and rewards opportunities based on his performance. Mr. Lee is also entitled to customary employee benefits. The initial term of Mr. Lee’s service agreement was October 1, 2004, to September 30, 2005, with the initial term automatically extending for additional one-year periods absent prior written notice by either party. In accordance with the terms of his service agreement, Mr. Lee received options to purchase 272,899 common units of MagnaChip at a price of $1.00 per unit. Twenty-five percent of Mr. Lee’s options vest on the first anniversary of his service date and an additional 6.25% of the options vest on the last day of each calendar quarter thereafter. Upon termination of Mr. Lee’s employment for any reason, Mr. Lee is entitled to receive payment of all salary and benefits accrued up to the date of termination and a severance payment calculated as follows: statutory severance multiplied by three for service from the Original Acquisition to September 20, 2006, plus statutory severance with no multiplier for service after September 20, 2006. Mr. Lee’s agreement contains customary service invention assignment provisions, customary non-competition covenants lasting a year from the date of termination of employment, and confidentiality covenants of unlimited duration.

Tae Young Hwang. Mr. Hwang serves as Executive Vice President, Manufacturing Division, and General Manager of Large Display Solutions of MagnaChip with an initial base salary of 220,000,000 Korean won per year (approximately $230,500) and with a target annual incentive bonus opportunity of 80% of his base salary and rewards opportunities based on his performance. Mr. Hwang is also entitled to customary employee benefits. The initial term of Mr. Hwang’s service agreement was October 1, 2004 to September 30, 2005, with the initial term automatically extending for additional one-year periods absent prior written notice by either party. In accordance with the terms of his service agreement, Mr. Hwang received options to purchase 272,899 common units of MagnaChip at a price of $1.00 per unit. Twenty-five percent of Mr. Hwang’s options vest on the first anniversary of his service date and an additional 6.25% of the options vest on the last day of each calendar quarter thereafter. Upon termination of Mr. Hwang’s employment for any reason, Mr. Hwang is entitled to receive payment of all salary and benefits accrued up to the date of termination and a severance payment calculated as follows: statutory severance multiplied by three for service from the Original Acquisition to September 20, 2006, plus statutory severance with no multiplier for service after September 20, 2006. Mr. Hwang’s agreement contains customary service invention assignment provisions, customary non-competition covenants lasting a year from the date of termination of employment, and confidentiality covenants of unlimited duration.

Prior to their respective resignations, Youm Huh and Jason Hartlove were parties to service agreements. Both received compensation packages similar our current executive officers in comparable positions, including similar base salaries, target incentives, and expatriate benefits. As our first Chief Executive Officer, Dr. Huh additionally received a grant of immediately exercisable options to purchase restricted common units of MagnaChip, while Mr. Hartlove received two grants of options to purchase our common units.

Outstanding Equity Awards at 2006 Fiscal Year-End

Name	Option Awards							Stock Awards
	Number of Securities Underlying Options (#) Exercisable [column b]	Number of Securities Underlying Unexercised Options (#) Unexercisable [column c]		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) [column d]		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Market or Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Sang Park		800,000	(1)			1.02	05/27/16

Robert J. Krakauer				185,000	(2)	1.50	03/09/16	298,483.0625	(3)	304,453	(4)

Victoria Miller Nam				40,000	(2)	1.50	03/09/16	59,696.875	(3)	60,891	(4)

Tae Young Hwang	153,505.6875	119,393.3125	(5)	25,000	(2)	cols. b, c: 1.00 col. d: 1.50	cols. b, c: 10/06/14 col. d: 03/09/16

Chan Hee Lee	153,505.6875	119,393.3125	(5)	25,000	(2)	cols. b, c: 1.00 col. d: 1.50	cols. b, c: 10/06/14 col. d: 03/09/16

Jason Hartlove	112,500	187,500	(6)	25,000	(6)	cols. b, c: 1.00 col. d: 1.50	cols. b, c: 05/16/15 col. d: 03/09/16

Youm Huh

Footnotes:

(1)	An installment of 25% of the common units subject to the options become vested and exercisable on May 27, 2007, and an additional 6.25% of the options vest at the end of each three month period thereafter on the same day of the month as the grant date or, if earlier, the last day of such month.
(2)	An installment of 25% of the common units subject to the options become vested and exercisable upon the earlier of: (i) the date of the first closing of a firmly underwritten public offering for any of our equity securities, and (ii) the date as designated in the sole discretion of the Committee as the date upon which our unitholders as of October 6, 2004, have achieved a 2.5x return on their investment. The remaining 75% of the common units subject to the options become vested and exercisable as to 25% of such common units on each of the first three successive annual anniversaries of the first vesting event, subject to the Grantee’s continuous employment from the grant date to each such vesting date.
(3)	Restricted common units received upon the exercise of a fully vested option granted November 30, 2004. The restrictions on the units lapse as to 6.25% of the units on the last day of each calendar quarter.
(4)	There is currently no established public trading market for our outstanding common equity. We determined the reported value based on a third-party fair value appraisal of our common units as of December 31, 2006.
(5)	Installments of 6.25% of the common units subject to the options become vested and exercisable on the last day of each calendar quarter.
(6)	Mr. Hartlove resigned as Senior Vice President and General Manager, Imaging Solutions Division, effective March 9, 2007. The reported unvested option awards terminated upon his resignation date.

Option Exercises and Stock Vested for the Fiscal Year Ended December 31, 2006

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Sang Park
Robert J. Krakauer			170,561.75	(1)	173,973	(2)
Victoria Miller Nam			34,112.50	(1)	34,795	(2)
Tae Young Hwang
Chan Hee Lee
Jason Hartlove
Youm Huh

Footnote:

(1)	Restricted common units received upon the exercise of a fully vested option granted November 30, 2004. The restrictions on the units lapsed as to 6.25% of the units on the last day of each calendar quarter of 2006.
(2)	There is currently no established public trading market for our outstanding common equity. We determined the reported value based on a third-party fair value appraisal of our common units as of December 31, 2006.

Pension Benefits for the Fiscal Year Ended December 31, 2006

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During the Last Fiscal Year
Sang Park
Robert J. Krakauer
Victoria Miller Nam	Statutory Severance	2	56,802
Tae Young Hwang	Statutory Severance with Multiplier	11	372,573
Chan Hee Lee	Statutory Severance with Multiplier	10	218,006
Jason Hartlove
Youm Huh

Footnote:

(1)	Actual present value of the accumulated benefit, as if the employment of the named executive officer had been terminated on the last day of our fiscal year ended December 31, 2006.

The only pension benefit that we offered in our fiscal year ended December 31, 2006, is statutory severance. See the section of this Item subtitled “Further Information Regarding Summary Compensation Table and Grants of Plan-Based Awards Table” for a description of the statutory severance benefit.

Potential Payments Upon Termination or Change-in-Control.

See the section of this Item above subtitled “Further Information Regarding Summary Compensation Table and Grants of Plan-Based Awards Table” for a description of the potential benefits to our named executive officers upon a termination or change in control.

Director Compensation for the Fiscal Year Ended December 31, 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Jerry M. Baker	50,000						80,956	(2)	130,956
Dipanjan Deb
Armando Geday	50,000		18,373	(3)					68,373
Roy Kuan
R. Douglas Norby	32,849								32,849
Phokion Potamianos
Paul C. Schorr IV
David F. Thomas

Footnotes:

(1)	We describe the option award calculation method under to SFAS No. 123(R) in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements – Note 13. Equity Incentive Plan.”
(2)	Includes $19,115 for medical and accident insurance premiums, $1,841 for life insurance premiums, and $60,000 for consulting fees, the latter under a separate consulting arrangement effective January 1, 2006.
(3)	The grant date fair value of Mr. Geday’s option award is $55,253.

Further Information Regarding Director Compensation Table

Effective January 2006, our Board of Directors began providing director fees to non-employee directors who do not have a current or past affiliation with CVC, Francisco Partners, or CVC Asia. Jerry Baker and Armando Geday each receive $50,000 per annum for service on our Board of Directors. R. Douglas Norby became our director on May 27, 2006. He receives board fees of $55,000 per year for his service as a director and Chairman of our Audit Committee. In addition to director fees, effective January 19, 2006, Armando Geday received options to acquire 175,000 of our common units at a purchase price of $1.04 per unit pursuant to the MagnaChip Semiconductor LLC Equity Incentive Plan. An installment of 25% of the options become exercisable on January 19, 2007, and additional installments of 6.25% of the options become exercisable on the last day of each calendar quarter thereafter. The options expire on the tenth anniversary of the grant date.

Mr. Baker serves as our consultant under a consulting agreement effective January 1, 2006, by and between MagnaChip Korea and Mr. Baker. Under our agreement with Mr. Baker, we pay $60,000 per year as fees for advisory services regarding business development, marketing, executive recruiting, and strategic direction for the company’s products and technology, and Mr. Baker is subject to certain restrictions on competition, solicitation of employees, and competition. The consulting agreement continues indefinitely but may be terminated by either party upon 30 days prior notice.

Compensation Committee Interlocks and Insider Participation

The Committee is comprised of directors Dipanjan Deb, Paul Schorr IV, and David Thomas, none of whom has been an officer or employee of the registrant during the last fiscal year. Prior to the Original Acquisition, both Mr. Deb and Mr. Schorr served as officers of the Company. None of our executive officers currently serves, or in the past has served, on the Committee or as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board or compensation committee of MagnaChip.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis as set forth above in “Executive Compensation—Compensation Discussion and Analysis” with our management and, based on such review and discussion, has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Committee:

Dipanjan Deb

Paul Schorr IV

David Thomas

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans as of the Fiscal Year Ended December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,069,527.5000	$1.60	674,282.1250
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	5,069,527.5000		674,282.1250

The MagnaChip Semiconductor LLC California Equity Incentive Plan and the MagnaChip Semiconductor LLC Equity Incentive Plan each provide for the award of nonstatutory options, unit appreciation rights, or SARs, and restricted unit awards to employees, consultants or non-employee directors of MagnaChip and its subsidiaries. Subject to adjustment in the event of certain corporate transactions or events, the maximum aggregate number of MagnaChip units that are available for grant under both plans is 7,890,864, all of which may be granted under either plan. Units subject to awards that expire, are forfeited or otherwise terminate will again be available for grant under the plans. The plans are administered by our Board of Directors.

The Compensation Committee of our Board of Directors will determine the number of options granted to each participant, the exercise price of each option, the duration of the options (not to exceed ten years), vesting provisions and all other terms and conditions of such options. Unless otherwise determined by the Compensation Committee, the exercise price of each option is required to be not less than the fair market value of the underlying common units subject to the option on the date of grant. The plans provide for payment of the exercise price of options in the form of cash or, subject to the discretion of the Compensation Committee, MagnaChip units. The plans provide that upon a termination of the option-holder’s employment or service with MagnaChip or its subsidiaries, unless otherwise determined by the Compensation Committee at or after grant, the exercise period for vested options will be limited, provided that vested options will be cancelled immediately upon a termination for cause.

The Compensation Committee may elect to grant SARs to plan participants and may determine the number of common units subject to the award, the duration of the SARs (not to exceed ten years), vesting provisions and all other terms and conditions of such SARs. In no event may the base price of a SAR be less than the fair market value of the common units subject to the award on the date of grant. A termination of service or employment of the recipient will have the same effect on SARs granted under the plans as on options.

The Compensation Committee will determine the number of restricted units offered to each participant in the plans, the purchase price of the units, the period the units are unvested and subject to forfeiture, the effect of a termination of the recipient’s employment or service and all other terms and conditions applicable to the restricted units.

The plans provide that upon a change in control or certain other corporate transactions, the Compensation Committee may, on a holder by holder basis, accelerate the vesting of outstanding options, SARs or restricted units, cancel any unexercised outstanding awards in whole or in part, and/or take actions to ensure that such awards shall be honored or assumed by the successor employer or take such other reasonable actions as the Compensation Committee shall determine.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information regarding the beneficial ownership of MagnaChip as of March 1, 2007, by (i) each person or entity known to us to beneficially own more than 5% of any class of outstanding securities of MagnaChip, (ii) each member of our Board of Directors, (iii) each of our named executive officers and (iv) all of the members of our Board of Directors and our executive officers as a group. As of March 1, 2007, MagnaChip’s outstanding securities consisted of 52,720,784.047 common units and 93,997.4364 Series B preferred units. The tables do not include common units issuable upon conversion of Series B preferred units.

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

Except as indicated by footnote, the persons named in the tables below have sole voting and investment power with respect to all units shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
CVC (1) c/o Court Square Capital Partners 399 Park Avenue, 14th Floor New York, NY 10022	Common Units Series B Preferred Units	17,962,521.9300 33,716.7546	34.1 35.9
Francisco Partners (2) c/o Francisco Partners, L.P. Sand Hill Road, Suite 280 Menlo Park, CA 94025	Common Units Series B Preferred Units	17,962,521.9200 33,716.7547	34.1 35.9
CVC Asia Pacific (3) c/o CVC Capital Partners Asia Limited 22 Grenville Street St. Helier, Jersey JE4 8PX Channel Islands	Common Units Series B Preferred Units	9,659,710.5600 18,131.8699	18.3 19.3
Peninsula Investment Pte. Ltd 255 Shoreline Drive Suite 600 Redwood City, CA 94065	Common Units Series B Preferred Units	3,636,271.0700 6,825.5041	6.9 7.3

Footnotes:

(1)	Includes (a) 17,630,628.4200 common units held by Citigroup Venture Capital Equity Partners, L.P., 156,381.7100 common units held by CVC Executive Fund LLC and 175,511.8000 common units held by CVC/SSB Employee Fund, L.P. and (b) 33,093.7702 Series B preferred units held by Citigroup Venture Capital Equity Partners, L.P., 293.5380 Series B preferred units held by CVC Executive Fund LLC and 329.4464 Series B preferred units held by CVC/SSB Employee Fund, L.P.
(2)	Includes (a) 16,941,762.2000 common units held by Francisco Partners, L.P., 83,423.4000 common units held by Francisco Partners Fund A, L.P., 909,067.7600 common units held by FP-MagnaChip Co-Invest, LLC and 28,268.5600 common units held by FP Annual Fund Investors, LLC and (b) 31,800.7261 Series B preferred units held by Francisco Partners, L.P., 156.5909 Series B preferred units held by Francisco Partners Fund A, L.P., 1,706.3760 Series B preferred units held by FP-MagnaChip Co-Invest, LLC and 53.0617 Series B preferred units held by FP Annual Fund Investors, LLC.
(3)	Includes (a) 3,219,903.5200 common units held by CVC Capital Partners Asia Pacific L.P., 4,048,152.3700 common units held by CVC Capital Partners Asia Pacific II L.P., 781,702.9100 common units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and 1,609,951.7600 common units held by Asia Investors LLC and (b) 6,043.9566 Series B preferred units held by CVC Capital Partners Asia Pacific L.P., 7,598.6306 Series B preferred units held by CVC Capital Partners Asia Pacific II L.P., 1,467.3043 Series B preferred units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and 3,021.9784 Series B preferred units held by Asia Investors LLC. Asia Investors LLC co-invests alongside of CVC Capital Partners Asia Pacific L.P., but is not a subsidiary of CVC Capital Partners.

Security Ownership of Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Jerry M. Baker(1)	Common Units	682,158.1600	1.3
	Series B Preferred Units	255.9564	*

Dipanjan Deb(2)	Common Units	17,962,521.9200	34.1
	Series B Preferred Units	33,716.7547	35.9

Armando Geday(3)	Common Units	54,687.5000	*
	Series B Preferred Units	—	—

Tae Young Hwang(4)(5)	Common Units	170,561.8750	*
	Series B Preferred Units	—	—

Robert J. Krakauer(4)(6)	Common Units	773,153.7700	1.5
	Series B Preferred Units	170.6375	*

Roy Kuan(7)	Common Units	9,659,710.5600	18.3
	Series B Preferred Units	18,131.8699	19.3

Chan Hee Lee(4)(8)	Common Units	170,561.8750	*
	Series B Preferred Units	—	—

Victoria Miller Nam(4)(9)	Common Units	181,903.3800	*
	Series B Preferred Units	85.3188	*

R. Douglas Norby(10)	Common Units	—	—
	Series B Preferred Units	—	—

Sang Park(4)	Common Units	—	—
	Series B Preferred Units	—	—

Phokion Potamianos(2)	Common Units	17,962,521.9200	34.1
	Series B Preferred Units	33,716.7547	35.9

Paul C. Schorr IV(11)	Common Units	36,362.7200	*
	Series B Preferred Units	68.2551	*

David F. Thomas(12)	Common Units	18,035,247.3400	34.2
	Series B Preferred Units	33,853.2646	36.0

Jason Hartlove(13)	Common Units	131,250.0000	*
	Series B Preferred Units	—	—

Youm Huh(14)	Common Units	773,153.6550	1.5
	Series B Preferred Units	170.6376	*

Directors and executive officers as a group (16 persons)(15)	Common Units	47,795,619.1000	89.9
	Series B Preferred Units	86,282.0570	91.8

*	Less than one percent.

Footnotes:
(1)	Includes (a) 136,360.1600 common units held by the Baker Family Revocable Trust and 204,674.2500 restricted common units held by Mr. Baker and (b) 255.9564 Series B preferred units held by the Baker Family Revocable Trust. Restricted common units are subject to a right of repurchase by MagnaChip. The address of Mr. Baker is 3101 North First Street, San Jose, CA 95134.
(2)	Includes (a) 16,941,762.2000 common units held by Francisco Partners, L.P., 83,423.4000 common units held by Francisco Partners Fund A, L.P., 909,067.7600 common units held by FP-MagnaChip Co-Invest, LLC and 28,268.5600 common units held by FP Annual Fund Investors, LLC and (b) 31,800.7261 Series B preferred units held by Francisco Partners, L.P., 156.5909 Series B preferred units held by Francisco Partners Fund A, L.P., 1,706.3760 Series B preferred units held by FP-MagnaChip Co-Invest, LLC and 53.0617 Series B preferred units held by FP Annual Fund Investors, LLC. Each of Mr. Deb and Mr. Potamianos is a member of management of Francisco Partners, L.P. and disclaims beneficial ownership of the units held by Francisco Partners, L.P., Francisco Partners Fund A, L.P., FP-MagnaChip Co-Invest, LLC and FP Annual Fund Investors, LLC. The address of each of Mr. Deb and Mr. Potamianos is c/o Francisco Partners, L.P., 2882 Sand Hill Road, Suite 280, Menlo Park, CA 94025.
(3)	Includes 54,687.5000 common units that Mr. Geday may purchase pursuant to the exercise of options vesting on April 19, 2007. The address of Mr. Geday is 16 Rue de Belzunce, 75010, Paris, France.
(4)	The address of each of Mr. Hwang, Mr. Krakauer, Mr. Lee, Ms. Miller Nam, and Mr. Park is c/o MagnaChip Semiconductor, Ltd., 1 Hyangjeong-dong, Hungduk-gu, Cheongju-si, 361-725, Korea.

(5)	Includes 170,561.8750 common units that Mr. Hwang may purchase pursuant to the exercise of options vesting on March 31, 2007.
(6)	Includes (a) 54,544.0600 common units held jointly by Mr. Krakauer and his spouse, Theresa Krakauer, for which Mr. Krakauer shares voting and investment power with Theresa Krakauer, (b) 36,362.7100 common units held by the Krakauer Family Partnership, for which Mr. Krakauer shares voting and investment power with Theresa Krakauer and (c) 255,842.6250 restricted common units. Restricted common units are subject to a right of repurchase by MagnaChip.
(7)	Includes (a) 3,219,903.5200 common units held by CVC Capital Partners Asia Pacific L.P., 4,048,152.3700 common units held by CVC Capital Partners Asia Pacific II L.P., 781,702.9100 common units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and 1,609,951.7600 common units held by Asia Investors LLC and (b) 6,043.9566 Series B preferred units held by CVC Capital Partners Asia Pacific L.P., 7,598.6306 Series B preferred units held by CVC Capital Partners Asia Pacific II L.P., 1,467.3043 Series B preferred units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and 3,021.9784 Series B preferred units held by Asia Investors LLC. Asia Investors LLC co-invests alongside of CVC Capital Partners Asia Pacific L.P., but is not a subsidiary of CVC Capital Partners. Mr. Kuan is a member of management of CVC Asia Pacific Limited, an investment advisor to the general partners of CVC Capital Partners Asia Pacific L.P., CVC Capital Partners Asia Pacific II L.P. and CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and to Asia Investors LLC. Mr. Kuan disclaims beneficial ownership of the units held by these entities. The address of Mr. Kuan is c/o CVC Capital Partners Asia II Limited, 22 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands.
(8)	Includes 170,561.8750 common units that Mr. Lee may purchase pursuant to the exercise of options vesting on March 31, 2007.
(9)	Includes 51,168.7500 restricted common units that are subject to a right of repurchase by MagnaChip.
(10)	The address of Mr. Norby is 12169 Hilltop Drive, Los Altos Hills, CA 94024.
(11)	Includes (a) 29,544.7100 common units held by BG Partners LP and 6,818.0100 common units held by BG/CVC-1 and (b) 55.4573 Series B preferred units held by BG Partners LP and 12.7978 Series B preferred units held by BG/CVC-1. The address of Mr. Schorr is c/o The Blackstone Group, 345 Park Avenue, New York, NY 10154.
(12)	Includes (a) 17,630,628.4200 common units held by Citigroup Venture Capital Equity Partners, L.P., 156,381.7100 common units held by CVC Executive Fund LLC and 175,511.8000 common units held by CVC/SSB Employee Fund, L.P. and (b) 33,093.7702 Series B preferred units held by Citigroup Venture Capital Equity Partners, L.P., 293.5380 Series B preferred units held by CVC Executive Fund LLC and 329.4464 Series B preferred units held by CVC/SSB Employee Fund, L.P. Mr. Thomas is a member of management of Citigroup Venture Capital Equity Partners, L.P. and disclaims beneficial ownership of the units held by Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC and CVC/SSB Employee Fund, L.P. The address of Mr. Thomas is c/o Citigroup Venture Capital Equity Partners, L.P., 399 Park Avenue, 14th Floor, New York, NY 10022.
(13)	Includes 131,250.0000 common units that Mr. Hartlove may purchase pursuant to the exercise of options vesting on February 16, 2007. Mr. Hartlove’s option to purchase these units terminates on May 8, 2007, if not exercised before that date. The address of Mr. Hartlove is 1943 Alford Ave., Los Altos, CA 94024.
(14)	The address of Dr. Huh is Misung Apt., 414 Apgujong-dong, Gangnam-gu, Seoul, Korea.
(15)	Excludes Youm Huh, who resigned as Chief Executive Officer, President, and Director effective May 27, 2006, and Jason Hartlove, who resigned as Senior Vice President and General Manager, Imaging Solutions Division, effective March 9, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

ADVISORY AGREEMENTS

In connection with the Original Acquisition, and the related equity financing, MagnaChip Korea and MagnaChip entered into advisory agreements with each of CVC Management LLC, Francisco Partners Management, LLC and CVC Capital Partners Asia Limited, which are related to CVC, Francisco Partners and CVC Asia Pacific, respectively, pursuant to which each may provide financial, advisory and consulting services to MagnaChip Korea and MagnaChip. Under such agreements, each of CVC Management, Francisco Partners Management and CVC Capital Partners Asia is entitled to receive fees billed at such firm’s customary rates for actual time spent performing such services plus reimbursement for out-of-pocket expenses or, at such firm’s option and upon certain conditions, an annual advisory fee, the amount of which is the greater of a fixed dollar amount or a percentage of the annual consolidated revenue of MagnaChip Korea and MagnaChip for the last twelve months, plus out-of-pocket expenses, for the remaining term of the advisory agreement. The annual advisory fees under the agreements are as follows: CVC Management and Francisco Partners Management are each entitled to the greater of $1,379,163.42 or 0.14777% of annual consolidated revenue and CVC Capital Partners Asia is entitled to the greater of $741,673.15 or 0.07946% of annual consolidated revenue. There are no minimum levels of service required to be provided pursuant to the advisory agreements. Each advisory agreement has an initial term of ten years from the date of the Original Acquisition, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. Each advisory agreement includes customary indemnification provisions in favor of each of CVC Management, Francisco Partners Management and CVC Capital Partners Asia. In exchange for an extension of the initial term of these advisory agreements for a period of one year, each of the three advisors under these advisory agreements agreed to waive all fees accruing in our fiscal year 2006.

RELATED PARTY TRANSACTIONS

Under our Code of Business Conduct and Ethics, all conflicts of interest and related-party transactions that are determined to be material by the Chief Financial Officer must be reviewed and approved in writing by our audit committee. All conflicts of interest and related-party transactions involving our directors or executive officers must be reviewed and approved in writing by our full Board of Directors. In the approval process, the approving authority will review all aspects of the conflict of interest or related-party transaction, including but not limited to, (i) compliance with laws, rules, and regulations, (ii) the adverse affect on our business and results of operations, (iii) the adverse affect on our relationships with third parties such as customers, vendors, and potential investors, (iii) the benefit to the director, officer, or employee at issue, and (iv) the creation of morale problems among other employees.

The securityholders’ agreement executed by and among us, CVC, Francisco Partners, CVC Asia Pacific and other securityholders of MagnaChip provides that our Board of Directors must approve any contract with, obligation to or transaction or series of transactions between, us and one or more of our securityholders or their affiliates.

DIRECTOR INDEPENDENCE

We are not a listed issuer. For purposes of determining whether our directors are independent under this Item 13, we apply the definition of director independence as set forth in the Rules of The NASDAQ Stock Market LLC. The following directors marked with an asterisk (“*”) are independent under the Rules with respect to our Board of Directors and each board committee.

Board of Directors	Audit Committee	Compensation Committee	Nominating and Governance Committee
Jerry M. Baker Dipanjan Deb Armando Geday Youm Huh (1) Robert Krakauer Roy Kuan R. Douglas Norby* Sang Park Phokion Potamianos Paul C. Schorr IV David F. Thomas	R. Douglas Norby* Phokion Potamianos Paul C. Schorr IV	Dipanjan Deb Paul C. Schorr IV David F. Thomas	R. Douglas Norby* Phokion Potamianos David F. Thomas

Footnote:

(1)	Dr. Huh resigned as a director effective May 27, 2006.

Item 14. Principal Accounting Fees and Services.

Audit fees and services

The following table presents fees for professional services rendered by Samil PricewaterhouseCoopers and its affiliates for the years ended December 31, 2006 and 2005. Audit related fees paid in 2005 were for assurance services provided by Samil PricewaterhouseCoopers associated with S-4 filing. Tax services provided by Samil PricewaterhouseCoopers in 2005 were primarily related to a transfer price study for intercompany transactions.

	Year ended December 31
	2006	2005
	(in millions of US dollars)
Audit fees	$1.3	$1.3
Audit related fees	—	0.4
Tax fees	—	0.5
All other fees	—	—

Policy and procedure for approval of audit and permitted non-audit services

All audit, audit-related and tax services were pre-approved by the Company’s Audit Committee, which concluded that the provision of such services by Samil PricewaterhouseCoopers and its affiliates was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of specifically described audit, audit-related, non-audit related and tax services by the Committee on an annual basis. Individual engagements must be separately approved. The policy also requires specific approval by the Committee if total fees for auditrelated and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services that will be ratified by the entire Audit Committee at a future committee meeting in accordance with requirements of the SEC. In 2005 and 2006, the Audit Committee followed these guidelines in approving all services rendered by Samil PricewaterhouseCoopers and its affiliates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8.

2. Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

3. Exhibits.

(b) Exhibits

2.1	Business Transfer Agreement, dated as of June 12, 2004, between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

2.2	First Amendment to Business Transfer Agreement, dated as of October 6, 2004, between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

3.1	Certificate of Formation of MagnaChip Semiconductor LLC (formerly System Semiconductor Holding LLC)(1)

3.2	Certificate of Amendment to Certificate of Formation of MagnaChip Semiconductor LLC(1)

3.3	Third Amended and Restated Limited Liability Company Operating Agreement of MagnaChip Semiconductor LLC(1)

3.4	Articles of Incorporation of MagnaChip Semiconductor S.A.(1)

3.5	Certificate of Incorporation of MagnaChip Semiconductor Finance Company(1)

3.6	Bylaws of MagnaChip Semiconductor Finance Company(1)

3.7	Certificate of Formation for MagnaChip Semiconductor SA Holdings LLC(1)

3.8	Limited Liability Company Agreement of MagnaChip Semiconductor SA Holdings LLC(1)

3.9	Deed of Amendment to the Articles of Association of MagnaChip Semiconductor B.V. (English translation)(1)

3.12	Articles of Incorporation of MagnaChip Semiconductor, Ltd. (Korea)(1)

3.14	Memorandum of Association of MagnaChip Semiconductor Ltd. (Hong Kong)(1)

3.15	Articles of Association of MagnaChip Semiconductor Ltd. (Hong Kong)(1)

3.16	Memorandum of Association of MagnaChip Semiconductor Ltd. (United Kingdom)(1)

3.17	Articles of Association of MagnaChip Semiconductor Ltd. (United Kingdom)(1)

3.18	Articles of Incorporation of MagnaChip Semiconductor Ltd. (Taiwan) (English translation)(1)

3.19	Merger Agreement by and between ISRON Corporation and MagnaChip Semiconductor Inc. dated December 21, 2005, as amended on February 22, 2006, including Articles of Incorporation of MagnaChip Semiconductor Inc. (formerly ISRON Corporation) (Japan) (English translation)(2)

3.21	Bylaws of MagnaChip Semiconductor, Inc. (formerly IC Media Corporation)(1)

3.22	Certificate of Amendment to the Bylaws of MagnaChip Semiconductor, Inc. (formerly IC Media Corporation)(1)

3.23	Certificate of Amendment to the Bylaws of MagnaChip Semiconductor, Inc. (formerly IC Media Corporation)(1)

3.24	Memorandum of Association of IC Media International Corporation(1)

3.25	Articles of Association of IC Media International Corporation(1)

3.26	Memorandum of Association of MagnaChip Semiconductor Holding Company Limited (formerly IC Media Holding Company Limited)(1)

3.27	Articles of Association of MagnaChip Semiconductor Holding Company Limited (formerly IC Media Holding Company Limited)(1)

3.27.a	Amendment to Memorandum and Articles of Association of MagnaChip Semiconductor Holding Company Limited (formerly IC Media Holding Company Limited)(2)

3.28	Articles of Incorporation of IC Media Technology Corporation (English translation)(1)

3.29	Agreement and Plan of Merger by and between IC Media Corporation and MagnaChip Semiconductor, Inc., including Amended and Restated Articles of Incorporation, as filed with the State of California Secretary of State on November 17, 2005, and as corrected on February 6, 2006(2)

4.1	Indenture, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and The Bank of New York, as trustee for the Floating Rate Second Priority Senior Secured Notes due 2011 and the 6 7/8% Second Priority Senior Secured Notes due 2011(1)

4.2	Form of Floating Rate Second Priority Senior Secured Notes due 2011 and related guarantees (included in Exhibit 4.1)(1)

4.3	Form of 6 7/8% Second Priority Senior Secured Notes due 2011 and related guarantees (included in Exhibit 4.1)(1)

4.4	Registration Rights Agreement, dated as of December 23, 2004, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, UBS Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.(1)

4.5	Indenture, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and The Bank of New York, as trustee for the 8% Senior Subordinated Notes due 2014(1)

4.6	Form 8% Senior Subordinated Notes due 2014 and related guarantees (included in Exhibit 4.5)(1)

4.7	Registration Rights Agreement, dated as of December 23, 2004, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, UBS Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.(1)

10.1	Purchase Agreement, dated as of December 16, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, UBS Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.(1)

10.2	Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC(1)

10.3.a	First Amendment to Credit Agreement and Waiver, dated as of May 6, 2005, to the Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC(1)

10.3.b	Second Amendment to Credit Agreement and Waiver dated as of June 21, 2005, to the Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC(1)

10.3.c	Third Amendment to Credit Agreement dated as of March 27, 2006, to the Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC(2)

10.3.d	Fourth Amendment to Credit Agreement, dated as of July 26, 2006, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent, and U.S. Bank National Association(3)

10.3.e	Fifth Amendment to Credit Agreement, dated as of December 29, 2006, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent(4)

10.3.f	Sixth Amendment to Credit Agreement dated as of March 26, 2007, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent.

10.4	Intercreditor Agreement dated as of December 23, 2004 among MagnaChip Semiconductor Finance Company, the other Pledgors party thereto, UBS AG, Stamford Branch, The Bank of New York and U.S. Bank National Association(1)

10.5	Second Amended and Restated Securityholders Agreement of MagnaChip Semiconductor LLC(1)

10.6	Warrant held by Hynix Semiconductor Inc. to purchase common units of MagnaChip Semiconductor LLC(1)

10.7	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.8	Trademark License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.9	Building Lease Agreement for Warehouses, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.9.a	First Amendment to Building Lease Agreement for Warehouses, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.10	Building Lease Agreement for M4 Building, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.11	Building Lease Agreement for R, C1 and C2 Buildings, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.11.a	First Amendment to Building Lease Agreement for R, C1 and C2 Buildings, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.12	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.12.a	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.13	Wafer Foundry Service Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.14	Wafer Mask Production and Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.14.a	First Amendment to Wafer Mask Production and Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)(6)

10.15	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.15.a	First Amendment to General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.16	IT and FA Service Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.16.a	First Amendment to IT and FA Service Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.17	Service Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Youm Huh(1)

10.18	Service Agreement, dated as of October 1, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jerry Baker(1)

10.19	Service Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Robert Krakauer(1)

10.20	Service Agreement, dated as of December 29, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Victoria Miller Nam(1)

10.21	Service Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang(1)

10.22	Service Agreement, dated as of May 16, 2005, by and among MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor, Inc. (California) and Jason Hartlove(1)

10.23	Service Agreement, dated as of April 14, 2005 by and between MagnaChip Semiconductor, Ltd. (Korea) and Dale Lindly(1)

10.24	MagnaChip Semiconductor LLC Equity Incentive Plan(1)

10.25	MagnaChip Semiconductor LLC California Equity Incentive Plan(1)

10.26	R&D Equipment Utilization Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.26.a	First Amendment to R&D Equipment Utilization Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.27	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.28	License Agreement (TrenchDMOS), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.29	RFID Development and Licensing Agreement, dated as of March 29, 2004, by and between Celis Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)(1)(5)

10.30	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)(1)(5)

10.31	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)(1)(5)

10.32	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)(1)(5)

10.33	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)(1)(5)

10.34	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)(1)

10.35	Interest Rate Swap Transaction Letter Agreement, dated as of June 30, 2005, by and between MagnaChip Semiconductor S.A. and Deutsche Bank AG(7)

10.36	Service Agreement, dated as of May 27, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park(8)

10.37	Consulting Agreement, dated as of January 1, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jerry Baker

21.1	Subsidiaries of MagnaChip Semiconductor LLC

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

Footnotes:

(1)	Incorporated by reference to identically numbered exhibits filed in response to Item 21(a), “Exhibits,” of the Company’s Registration Statement on Form S-4, as amended (File No. 33-126019), which became effective July 20, 2005.
(2)	Incorporated by reference to an identically numbered exhibit filed in response to Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K,” of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 filed on March 31, 2006 (File No. 33-126019-09).
(3)	Incorporated by reference to an identically numbered exhibit filed in response to Item 9.01, “Financial Statements and Exhibits,” of the Company’s Current Report on Form 8-K dated July 25, 2006 (File No. 33-126019-09).
(4)	Incorporated by reference to an identically numbered exhibit filed in response to Item 9.01, “Financial Statements and Exhibits,” of the Company’s Current Report on Form 8-K dated December 29, 2006 (File No. 33-126019-09).

(5)	Certain portions of this document have been omitted and granted confidential treatment by the SEC.
(6)	Certain portions of this document have been omitted pursuant to a confidential treatment request.
(7)	Incorporated by reference to an identically numbered exhibit filed in response to Item 6, “Exhibits,” of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 33-126019-09).
(8)	Incorporated by reference to an identically numbered exhibit filed in response to Item 9.01, “Financial Statements and Exhibits,” of the Company’s Current Report on Form 8-K dated May 27, 2006 (File No. 33-126019-09).

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

MAGNACHIP SEMICONDUCTOR LLC

Dated: March 29, 2007	By:	/s/ SANG PARK
Sang Park Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SANG PARK Sang Park	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2007

/s/ ROBERT J. KRAKAUER Robert J. Krakauer	President, Chief Financial Officer and Director (Principal Financial Officer)	March 29, 2007

/s/ MARGARET SAKAI Margaret Sakai	Senior Vice President, Finance (Principal Accounting Officer)	March 29, 2007

/s/ JERRY M. BAKER Jerry M. Baker	Director	March 29, 2007

/s/ DIPANJAN DEB Dipanjan Deb	Director	March 29, 2007

/s/ ARMANDO GEDAY Armando Geday	Director	March 29, 2007

/s/ ROY KUAN Roy Kuan	Director	March 29, 2007

/s/ PHOKION POTAMIANOS Phokion Potamianos	Director	March 29, 2007

/s/ R. DOUGLAS NORBY R. Douglas Norby	Director	March 29, 2007

/s/ PAUL C. SCHORR IV Paul C. Schorr IV	Director	March 29, 2007

/s/ DAVID F. THOMAS David F. Thomas	Director	March 29, 2007