Form 10-K/A
period 2006-12-31
MAGNACHIP SEMICONDUCTOR LLC
filed 2007-05-16
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

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

MAGNACHIP SEMICONDUCTOR LLC

2006 FORM 10-K/A ANNUAL REPORT

i

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is being filed to include additional disclosures under Item 13 of the Form 10-K filed on March 30, 2007 (the “Original Filing”), based upon information discovered by the registrant following the Original Filing. As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the complete text of the revised Item 13 and have filed new exhibits 31.1, 31.2, 32.1 and 32.2 herewith. The text in Item 13 speaks as of the date of the Original Filing and has not been revised or updated in this Amendment No. 1 to reflect events occurring between the date of the Original Filing and the filing of this Amendment No. 1.

Except as described above, this amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the Original Filing.

PART III

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

1

The securityholders’ agreement executed by and among us, CVC, Francisco Partners, CVC Asia Pacific and other securityholders of MagnaChip provides that our Board of Directors must approve any contract with, obligation to or transaction or series of transactions between, us and one or more of our securityholders or their affiliates.

In November 2006, (i) Sang Park, our Chief Executive Officer and the Chairman of our Board of Directors, purchased in the open market $69,000 aggregate principal amount of our 8% Senior Subordinated Notes due 2014 (the “8% Notes”) at a price of approximately $50,000 (which includes approximately $2,500 paid with respect to accrued interest), and (ii) Robert J. Krakauer, our President and Chief Financial Officer and a Director, purchased in the open market $138,000 aggregate principal amount of the 8% Notes at a price of approximately $100,000 (which includes approximately $5,000 paid with respect to accrued interest). MagnaChip paid interest of $2,760 and $5,520, respectively, to Mr. Park and Mr. Krakauer during our fiscal year 2006. In February 2007, Paul C. Schorr IV, a Director, purchased in the open market $175,000 in aggregate principal amount of the 8% Notes at a price of approximately $127,000 (which includes approximately $2,300 paid with respect to accrued interest). None of the foregoing purchases of the 8% Notes were subject to our related party transaction or conflict of interest approval process set forth in our Code of Business Conduct and Ethics or securityholders’ agreement because the 8% Notes were not purchased from MagnaChip. All of the foregoing purchases were completed outside MagnaChip’s regular trading blackout periods.

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

2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits: The following exhibits are hereby added to the Exhibits originally filed with the Original Filing.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR LLC

Dated: May 14, 2007	By:	/S/ SANG PARK
Sang Park Chief Executive Officer and Chairman

4