Form 10-Q
period 2007-04-01
MAGNACHIP SEMICONDUCTOR LLC
filed 2007-05-16
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2007

or

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

As of May 1, 2007, the registrant had 52,720,784.0470 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended
	April 1, 2007	April 2, 2006
Net sales	$151,783	$213,143
Cost of sales	136,860	172,815

Gross profit	14,923	40,328

Selling, general and administrative expenses	22,729	21,531
Research and development expenses	35,118	29,918

Operating loss	(42,924)	(11,121)

Other income (expenses)
Interest expense, net	(14,416)	(14,733)
Foreign currency gain (loss), net	(7,391)	24,237

Loss before income taxes	(64,731)	(1,617)

Income tax expenses	2,251	2,274

Net loss	$(66,982)	$(3,891)

Dividends accrued on preferred units	2,870	2,633

Net loss attributable to common units	$(69,852)	$(6,524)

Net loss per common units - Basic and diluted	$(1.32)	$(0.12)

Weighted average number of units - Basic and diluted	52,720,784	53,104,521

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	April 1, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$59,264	$89,173
Accounts receivable, net	80,717	76,665
Inventories, net	69,362	57,846
Other receivables	6,707	6,754
Other current assets	13,914	13,626

Total current assets	229,964	244,064

Property, plant and equipment, net	304,523	336,279
Intangible assets, net	130,458	139,729
Other non-current assets	47,468	49,981

Total assets	$712,413	$770,053

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$64,181	$62,399
Other accounts payable	26,688	32,423
Accrued expenses	34,807	23,647
Other current liabilities	3,046	2,980

Total current liabilities	128,722	121,449

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	63,381	62,836
Other non-current liabilities	5,051	2,935

Total liabilities	947,154	937,220

Commitments and contingencies
Series A redeemable convertible preferred units; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at April 1, 2007 and December 31, 2006	—	—
Series B redeemable convertible preferred units; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at April 1, 2007 and December 31, 2006	120,244	117,374

Total redeemable convertible preferred units	120,244	117,374

Unitholders’ equity
Common units; 65,000,000 units authorized, 52,720,784 units issued and outstanding at April 1, 2007 and December 31, 2006	52,721	52,721
Additional paid-in capital	2,476	2,451
Accumulated deficit	(441,720)	(370,314)
Accumulated other comprehensive income	31,538	30,601

Total unitholders’ equity	(354,985)	(284,541)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$712,413	$770,053

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Unitholders’ Equity

(In thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total
	Units	Amount
Three months ended April 2, 2006
Balance at January 1, 2006	53,091,570	$53,092	$2,169	$(130,092)	$28,347	$(46,484)
Exercise of unit options	38,875	38	36	—	—	74
Unit-based compensation	—	—	74	—	—	74
Dividends accrued on preferred units	—	—	—	(2,633)	—	(2,633)
Comprehensive income :
Net loss	—	—	—	(3,891)	—	(3,891)
Fair valuation of derivatives	—	—	—	—	2,169	2,169
Foreign currency translation adjustments	—	—	—	—	3,747	3,747

Total comprehensive income						2,025

Balance at April 2, 2006	53,130,445	$53,130	$2,279	$(136,616)	$34,263	$(46,944)

Three months ended April 1, 2007
Balance at January 1, 2007	52,720,784	$52,721	$2,451	$(370,314)	$30,601	$(284,541)
Cumulative impact from adoption of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109	—	—	—	(1,554)	—	(1,554)
Unit-based compensation	—	—	25	—	—	25
Dividends accrued on preferred units	—	—	—	(2,870)	—	(2,870)
Comprehensive income (loss):
Net loss	—	—	—	(66,982)	—	(66,982)
Fair valuation of derivatives	—	—	—	—	(917)	(917)
Foreign currency translation adjustments	—	—	—	—	1,854	1,854

Total comprehensive loss						(66,045)

Balance at April 1, 2007	52,720,784	$52,721	$2,476	$(441,720)	$31,538	$(354,985)

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands of US dollars)

	Three months ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities
Net loss	$(66,982)	$(3,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	43,942	50,304
Provision for severance benefits	4,182	3,037
Amortization of debt issuance costs	963	870
(Gain) loss on foreign currency translation, net	7,849	(25,758)
Other	(90)	28
Changes in operating assets and liabilities
Accounts receivable	(4,709)	20,912
Inventories	(12,183)	10,310
Other receivables	42	(1,186)
Accounts payable	2,610	(33,295)
Other accounts payable	(5,606)	(10,801)
Accrued expenses	11,410	5,503
Other current assets	602	(1,945)
Other current liabilities	109	(4,764)
Payment of severance benefits	(2,964)	(2,858)
Other	627	2,036

Net cash provided by (used in) operating activities	(20,198)	8,502

Cash flows from investing activities
Purchase of plant, property and equipment	(7,821)	(13,541)
Payment for intellectual property registration	(527)	(698)
Proceeds from disposal of plant, property and equipment	9	2,127
Proceeds from disposal of intangible assets	—	2,755
Decrease in restricted cash	—	1,849
Other	(547)	(537)

Net cash used in investing activities	(8,886)	(8,045)

Cash flows from financing activities
Exercise of unit options	—	74

Net cash provided by financing activities	—	74
Effect of exchange rates on cash and cash equivalents	(825)	1,487

Net increase (decrease) in cash and cash equivalents	(29,909)	2,018

Cash and cash equivalents
Beginning of the period	89,173	86,574

End of the period	$59,264	$88,592

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the information required to be set forth therein. All inter-company accounts and transactions have been eliminated. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 30, 2007. The results of operations for the three-month periods ended April 1, 2007 are not necessarily indicative of the results to be expected for a full year or for any other periods.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption may have on its consolidated financial statements.

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

2. Inventories

Inventories as of April 1, 2007 and December 31, 2006 consist of the following:

	April 1, 2007	December 31, 2006
Finished goods	$12,228	$16,169
Semi-finished goods and work-in-process	51,881	39,492
Raw materials	13,139	11,774
Materials in-transit	2,426	2,063
Less: valuation allowances	(10,312)	(11,652)

Inventories, net	$69,362	$57,846

3. Property, Plant and Equipment

Property, plant and equipment as of April 1, 2007 and December 31, 2006 comprise the following:

	April 1, 2007	December 31, 2006
Buildings and related structures	$160,467	$162,383
Machinery and equipment	370,015	369,683
Vehicles and others	47,082	42,772

	577,564	574,838
Less: accumulated depreciation	(285,375)	(252,814)
Land	12,334	12,481
Construction in-progress	—	1,774

Property, plant and equipment, net	$304,523	$336,279

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

4. Intangible Assets

Intangible assets as of April 1, 2007 and December 31, 2006 are as follows:

	April 1, 2007	December 31, 2006
Technology	$21,038	$21,289
Customer relationships	168,245	170,209
Goodwill	15,095	15,095
Intellectual property assets	10,156	9,742
Less: accumulated amortization	(84,076)	(76,606)

Intangible assets, net	$130,458	$139,729

Goodwill is reviewed at least annually for possible impairment under SFAS No. 142, Goodwill and other intangible Assets. Based on our review performed during the current quarter, no impairment charge was taken.

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

Changes in accrued warranty liabilities are as follows:

	Three months ended
	April 1, 2007	April 2, 2006
Beginning balance	$112	$1,036
Addition to warranty reserve	55	118
Payments made	(79)	(168)
Translation adjustments	(1)	41

Ending balance	$87	$1,027

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

Concurrently with the issuance of the Second Priority Senior Secured Notes, the Company entered into a new senior credit agreement with a financial syndicate providing for a $100 million senior secured revolving credit facility. Interest is charged at current rates when drawn upon.

Details of long-term borrowings as of April 1, 2007 and December 31, 2006 are presented as below:

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

As of April 1, 2007, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of April 1, 2007, the Company and its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of the Second Priority Senior Secured Notes and Senior Subordinated Notes.

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

Interest Rate Swap

Effective June 27, 2005, the Company entered into an interest rate swap agreement (the “Swap”) that converted the variable interest rate of three-month London Inter-bank Offering Rate (“LIBOR”) plus 3.25% to a fixed interest rate of 7.34% on the Company’s Floating Rate Second Priority Senior Secured Notes (the “Notes”). This Swap will be in effect until June 15, 2008.

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

For the three-month period ended April 1, 2007, the Company recorded changes in the fair value of the Swap amounting to $917 thousand, under other comprehensive income in the accompanying condensed consolidated financial statements. In addition, during the same period, the Company recognized interest income of $952 thousand, which represents the differences between fixed and variable rates.

7. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standards Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of April 1, 2007, 97% of all employees of the Company were eligible for severance benefits.

Changes in the carrying value of accrued severance benefits are as follows:

	Three months ended
	April 1, 2007	April 2, 2006
Beginning balance	$64,642	$56,967
Provisions	4,182	3,037
Severance payments	(2,964)	(2,858)
Effect of foreign currency translation and other	(759)	2,103

Ending balance	65,101	59,249

Less: Cumulative contributions to the National Pension Fund	(819)	(890)
Group Severance insurance plan	(901)	(943)

	$63,381	$57,416

The severance benefits are funded approximately 2.64% and 3.09% as of April 1, 2007 and April 2, 2006, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

In addition, the Company expects to pay the following future benefits to its employees upon their normal retirement age:

Severance benefit
2008	$—
2009	69
2010	213
2011	75
2012	147
2013 – 2017	5,087

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

8. Redeemable Convertible Preferred Units

The Company issued 49,727 units as Series A redeemable convertible preferred units (the “Series A”) and 447,420 units as Series B redeemable convertible preferred units (the “Series B”) on September 23, 2004 and additionally issued 364 units of Series A and 3,272 units of Series B on November 30, 2004. All of the Series A were redeemed by cash on December 27, 2004 and some of the Series B were redeemed by cash on December 15, 2004 and December 27, 2004.

Changes in Series B for the three and nine months ended April 1, 2007 are as follows:

	Three months ended
	April 1, 2007		April 2, 2006
	Units	Amounts	Units	Amounts
Beginning of period	93,997	$117,374	93,997	$106,462
Accrual of preferred dividends		2,870		2,633

End of period	93,997	$120,244	93,997	$109,095

The Series B were issued to the original purchasers of the Company in 2004. Holders of Series B receive dividends which are cumulative, whether or not earned or declared by the board of directors. The cumulative cash dividends accrue at the rate of 10% per unit per annum on the Series B original issue price, compounded semi-annually.

9. Earnings per Unit

The following table illustrates the computation of basic and diluted loss per common unit for the three months ended April 1, 2007 and April 2, 2006:

	Three months ended
	April 1, 2007	April 2, 2006
Net loss	$(66,982)	$(3,891)
Dividends to preferred unitholders	2,870	2,633

Net loss attributable to common units	$(69,852)	$(6,524)

Weighted-average common units outstanding	52,720,784	53,104,521

Basic loss per unit	$(1.32)	$(0.12)

The following outstanding redeemable convertible preferred units issued, options granted and warrants issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effect on the calculation:

	Three months ended
	April 1, 2007	April 2, 2006
Redeemable convertible preferred units	93,997	93,997
Options	4,964,903	4,136,580
Warrant	—	5,079,254

In connection with the acquisition of the Company’s business from Hynix Semiconductor Inc. (“Hynix”) on October 6, 2004 (the “Original Acquisition”), the Company issued a warrant to Hynix which enables Hynix to purchase 5,079,254 common units of the Company at an exercise price of $1.00 per unit. This warrant expired unexercised in accordance with its terms on October 6, 2006.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

10. Equity Incentive Plans

The Company adopted two equity incentive plans effective October 6, 2004 and March 21, 2005, respectively, which are administered by the Compensation Committee designated by the board of directors. Employees, consultants and non-employee directors are eligible for the grant of options to purchase the Company’s common units or restricted common units subject to terms and conditions determined by the Committee. The term of options in no event exceed ten years from the date of grant. As of April 1, 2007, an aggregate maximum of 7,890,864 common units were authorized and reserved for all future and outstanding grants of options.

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

The following summarizes unit option and restricted unit activities for the three and nine months ended April 1, 2007:

	Number of restricted units	Number of options	Weighted average exercise price (in US dollar)	Weighted average remaining contractual life
Outstanding at January 1, 2007	621,967	5,069,528	1.6
Granted	—	148,500	2.5
Exercised	—	—
Forfeited / Repurchased	—	253,125	1.3
Released from restriction	88,406	—	n/a

Outstanding at April 1, 2007	533,561	4,964,903	1.6	8.4 years

Exercisable at April 1, 2007	n/a	1,834,298	1.6	7.7 years

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Total unit option related compensation expense for the three months ended April 1, 2007 and April 2, 2006 were $25 thousand and $74 thousand, respectively. As of April 1, 2007, total unrecognized compensation cost of $271 thousand is expected to be recognized over a weighted average future period of 1.2 years. Total fair value of options vested for the three months ended April 1, 2007 is $50 thousand.

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted during the specified periods and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Three months ended
	April 1, 2007	April 2, 2006
Grant-date fair value of options (in US dollars)	$0.12	$0.24
Expected term	2.2 years	2.5 years
Risk-free interest rate	4.8%	4.6%
Expected volatility	46.8%	49.0%
Expected dividends	—	—

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

The total cash received from employees as a result of option exercises was $74 thousand for the three months ended April 2, 2006. There was no option exercise during the three months ended April 1, 2007.

11. Uncertainty in Income Taxes

The Company including its subsidiaries files income tax returns in Japan, Korea, Taiwan, U.S., Hong Kong and U.K. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all years since the beginning of its operation in October 2004.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $ 1,554 thousand increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. Total amount of unrecognized tax benefits as of the date of adoption was $6,773 thousand and it related to temporary timing differences. There was no change in total amount of unrecognized tax benefits during the three months ended April 1, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $39 thousand and $530 thousand of interest and penalties for the three months ended April 1, 2007 and for the periods up to the adoption date, respectively. Total interest and penalties accrued as of April 1, 2007 and as of the adoption date were $569 thousand and $530 thousand respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

12. Segment Information

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

The Company’s chief operating decision maker (“CODM”) as defined by SFAS 131, Disclosure about Segments of an Enterprise and Relate Information, allocates resources to and assesses the performance of each segment using information about its revenue and gross profit. The Company does not identify or allocate assets by segments, nor does the CODM evaluate operating segments using discrete asset information. In addition, the Company does not allocate operating expense, interest income or expense, other income or expense, or income tax to the segments. Management does not evaluate segments based on these criteria.

The following sets forth information relating to the reportable segments:

	Three months ended
	April 1, 2007	April 2, 2006
Net Sales
Display Solutions	$58,870	$85,768
Imaging Solutions	11,772	19,404
Semiconductor Manufacturing Services	57,755	99,375
All other	23,386	8,596

Total segment net sales	$151,783	$213,143

Gross Profit (Loss)
Display Solutions	$7,089	$17,980
Imaging Solutions	(1,420)	(4,368)
Semiconductor Manufacturing Services	2,847	24,587
All other	6,407	2,129

Total segment gross profit	$14,923	$40,328

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

Below are condensed consolidating balance sheets as of April 1, 2007 and December 31, 2006, condensed consolidating statements of operations and of cash flows for the three months ended April 1, 2007 and April 2, 2006 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended April 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$146,606	$56,842	$(51,665)	$151,783
Cost of sales	—	—	135,714	48,000	(46,854)	136,860

Gross profit	—	—	10,892	8,842	(4,811)	14,923

Selling, general and administrative expenses	56	332	18,802	3,412	127	22,729
Research and development expenses	—	—	35,298	4,584	(4,764)	35,118

Operating income (loss)	(56)	(332)	(43,208)	846	(174)	(42,924)

Other expenses	—	(1,106)	(19,988)	(713)	—	(21,807)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(56)	(1,438)	(63,196)	133	(174)	(64,731)

Income tax expenses	—	43	33	2,175	—	2,251

Loss before equity in loss of related investment	(56)	(1,481)	(63,229)	(2,042)	(174)	(66,982)

Loss of related investment	(66,926)	(65,445)	—	(63,590)	195,961	—

Net loss	$(66,982)	$(66,926)	$(63,229)	$(65,632)	$195,787	$(66,982)

Dividends accrued on preferred units	2,870	—	—	—	—	2,870

Net loss attributable to common units	$(69,852)	$(66,926)	$(63,229)	$(65,632)	$195,787	$(69,852)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended April 2, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$208,428	$98,794	$(94,079)	$213,143
Cost of sales	—	—	172,443	92,364	(91,992)	172,815

Gross profit	—	—	35,985	6,430	(2,087)	40,328

Selling, general and administrative expenses	33	248	18,657	2,593	—	21,531
Research and development expenses	—	—	28,742	3,412	(2,236)	29,918

Operating income (loss)	(33)	(248)	(11,414)	425	149	(11,121)

Other income (expenses)	—	4,315	11,210	(6,021)	—	9,504

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(33)	4,067	(204)	(5,596)	149	(1,617)

Income tax expenses	—	41	—	2,233	—	2,274

Income (loss) before equity in earnings (loss) of related investment	(33)	4,026	(204)	(7,829)	149	(3,891)

Loss of related investment	(3,858)	(6,741)	—	(496)	11,095	—

Net loss	$(3,891)	$(2,715)	$(204)	$(8,325)	$11,244	$(3,891)

Dividends accrued on preferred units	2,633	—	—	—	—	2,633

Net loss attributable to common units	$(6,524)	$(2,715)	$(204)	$(8,325)	$11,244	$(6,524)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

April 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$319	$1,734	$45,434	$11,777	$—	$59,264
Accounts receivable, net	—		93,454	42,169	(54,906)	80,717
Inventories, net	—		67,363	2,020	(21)	69,362
Other receivables	—	718	5,708	26,440	(26,159)	6,707
Other current assets	41	20,487	14,306	10,424	(31,344)	13,914

Total current assets	360	22,939	226,265	92,830	(112,430)	229,964

Property, plant and equipment, net	—	—	302,669	1,854	—	304,523
Intangible assets, net	—	—	108,853	21,793	(188)	130,458
Investments in subsidiaries	(235,064)	(311,255)	—	(140,707)	687,026	—
Long-term inter-company loans	—	793,927	—	634,149	(1,428,076)	—
Other non-current assets	—	19,709	39,857	10,139	(22,237)	47,468

Total assets	(234,704)	525,320	677,644	620,058	(875,905)	712,413

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$74,016	$45,071	$(54,906)	$64,181
Other accounts payable	—	5	49,051	3,791	(26,159)	26,688
Accrued expenses	37	11,598	29,731	21,563	(28,122)	34,807
Other current liabilities	—	375	1,356	4,537	(3,222)	3,046

Total current liabilities	37	11,978	154,154	74,962	(112,409)	128,722

Long-term borrowings	—	750,000	621,000	807,076	(1,428,076)	750,000
Accrued severance benefits, net	—	—	63,072	309	—	63,381
Other non-current liabilities	—	—	3,312	23,976	(22,237)	5,051

Total liabilities	37	761,978	841,538	906,323	(1,562,722)	947,154
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	120,244	—	—	—	—	120,244

Total redeemable convertible preferred units	120,244	—	—	—	—	120,244

Unitholders’ equity
Common units	52,721	136,229	39,005	55,778	(231,012)	52,721
Additional paid-in capital	2,476	1,417	155,431	108,264	(265,112)	2,476
Accumulated deficit	(441,720)	(406,592)	(388,141)	(479,674)	1,274,407	(441,720)
Accumulated other comprehensive income	31,538	32,288	29,811	29,367	(91,466)	31,538

Total unitholders’ equity	(354,985)	(236,658)	(163,894)	(286,265)	686,817	(354,985)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(234,704)	$525,320	$677,644	$620,058	$(875,905)	$712,413

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$321	$892	$72,608	$15,352	$—	$89,173
Accounts receivable, net	—	—	86,488	34,971	(44,794)	76,665
Inventories, net	—	—	55,676	2,208	(38)	57,846
Other receivables	—	718	5,244	28,133	(27,341)	6,754
Other current assets	58	15,862	12,843	6,692	(21,829)	13,626

Total current assets	379	17,472	232,859	87,356	(94,002)	244,064

Property, plant and equipment, net	—	—	334,809	1,470	—	336,279
Intangible assets, net	—	—	117,101	22,628	—	139,729
Investments in subsidiaries	(167,545)	(246,126)	—	(77,489)	491,160	—
Long-term inter-company loans	—	791,648	—	633,987	(1,425,635)	—
Other non-current assets	—	21,349	41,972	9,702	(23,042)	49,981

Total assets	$(167,166)	$584,343	$726,741	$677,654	$(1,051,519)	$770,053

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$67,002	$40,191	$(44,794)	$62,399
Other accounts payable	—	6	51,803	7,955	(27,341)	32,423
Accrued expenses	1	3,135	22,040	17,078	(18,607)	23,647
Other current liabilities	—	333	1,844	4,025	(3,222)	2,980

Total current liabilities	1	3,474	142,689	69,249	(93,964)	121,449

Long-term borrowings	—	750,000	621,000	804,635	(1,425,635)	750,000
Accrued severance benefits, net	—	—	62,550	286	—	62,836
Other non-current liabilities	—	—	1,191	24,786	(23,042)	2,935

Total liabilities	1	753,474	827,430	898,956	(1,542,641)	937,220
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	117,374	—	—	—	—	117,374

Total redeemable convertible preferred units	117,374	—	—	—	—	117,374

Unitholders’ equity
Common units	52,721	136,229	39,005	55,778	(231,012)	52,721
Additional paid-in capital	2,451	1,401	155,415	108,239	(265,055)	2,451
Accumulated deficit	(370,314)	(338,112)	(323,358)	(412,488)	1,073,958	(370,314)
Accumulated other comprehensive income	30,601	31,351	28,249	27,169	(86,769)	30,601

Total unitholders’ equity	(284,541)	(169,131)	(100,689)	(221,302)	491,122	(284,541)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(167,166)	$584,343	$726,741	$677,654	$(1,051,519)	$770,053

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(66,982)	$(66,926)	$(63,229)	$(65,632)	$195,787	$(66,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	42,932	1,010	—	43,942
Provision for severance benefits	—	—	4,162	20	—	4,182
Amortization of debt issuance costs	—	722	241	—	—	963
(Gain) loss on foreign currency translation, net	—	(2,279)	7,773	2,355	—	7,849
Loss of related investment	66,926	65,445	—	63,590	(195,961)	—
Other	—	(1)	(97)	8	—	(90)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(7,492)	(7,329)	10,112	(4,709)
Inventories	—	—	(12,370)	206	(19)	(12,183)
Other receivables	—	—	(457)	1,681	(1,182)	42
Accounts payable	—	—	7,659	5,063	(10,112)	2,610
Other accounts payable	—	—	(2,635)	(4,153)	1,182	(5,606)
Accrued expenses	36	8,463	7,948	4,478	(9,515)	11,410
Other current assets	18	(4,626)	34	(3,539)	8,715	602
Other current liabilities	—	43	(475)	(265)	806	109
Payment of severance benefits	—	—	(2,964)	—	—	(2,964)
Other	—	1	281	(304)	649	627

Net cash provided by (used in) operating activities	(2)	842	(18,689)	(2,811)	462	(20,198)

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(7,295)	(526)	—	(7,821)
Payment for intellectual property registration	—	—	(687)	(34)	194	(527)
Proceeds from disposal of plant, property and equipment	—	—	—	9	—	9
Other	—	—	(4)	(543)	—	(547)

Net cash used in investing activities	—	—	(7,986)	(1,094)	194	(8,886)

Cash flows from financing activities:
Net cash provided by financing activities	—	—	—	—	—	—
Effect of exchange rate on cash and cash equivalents	—	—	(499)	330	(656)	(825)
Net increase (decrease) in cash and cash equivalents	(2)	842	(27,174)	(3,575)	—	(29,909)

Cash and cash equivalents:
Beginning of the period	321	892	72,608	15,352	—	89,173

End of the period	$319	$1,734	$45,434	$11,777	$—	$59,264

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 2, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(3,891)	$(2,715)	$(204)	$(8,325)	$11,244	$(3,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	49,240	1,064	—	50,304
Provision for severance benefits	—	—	3,014	23	—	3,037
Amortization of debt issuance costs	—	648	222	—	—	870
(Gain) loss on foreign currency translation, net	—	(3,825)	(25,979)	4,046	—	(25,758)
Loss of related investment	3,858	6,741	—	496	(11,095)	—
Other	—	—	236	(208)	—	28
Changes in operating assets and liabilities:
Accounts receivable	—	—	4,465	14,128	2,319	20,912
Inventories	—	—	10,706	(285)	(111)	10,310
Other receivables	(1)	—	(1,728)	(115)	658	(1,186)
Accounts payable	—	—	(32,937)	1,961	(2,319)	(33,295)
Other accounts payable	—	—	(10,483)	340	(658)	(10,801)
Accrued expenses	—	8,561	3,104	8,385	(14,547)	5,503
Other current assets	—	(9,711)	(2,302)	(5,291)	15,359	(1,945)
Other current liabilities	—	41	(593)	(3,400)	(812)	(4,764)
Payment of severance benefits	—	—	(2,858)	—	—	(2,858)
Other	—	(123)	2,852	(693)	—	2,036

Net cash provided by (used in) operating activities	(34)	(383)	(3,245)	12,126	38	8,502

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(13,237)	(304)	—	(13,541)
Payment for intellectual property registration	—	—	(698)	—	—	(698)
Proceeds from disposal of plant, property and equipment	—	—	2,109	18	—	2,127
Proceeds from disposal of intangible assets	—	—	2,755	—	—	2,755
Decrease in restricted cash	—	—	1,849	—	—	1,849
Other	—	—	(559)	22	—	(537)

Net cash used in investing activities	—	—	(7,781)	(264)	—	(8,045)

Cash flows from financing activities:
Exercise of unit options	74	—	—	—	—	74

Net cash provided by financing activities	74	—	—	—	—	74
Effect of exchange rate on cash and cash equivalents	—	—	1,492	33	(38)	1,487
Net increase (decrease) in cash and cash equivalents	40	(383)	(9,534)	11,895	—	2,018

Cash and cash equivalents:
Beginning of the period	209	841	63,435	22,089	—	86,574

End of the period	$249	$458	$53,901	$33,984	$—	$88,592

PART I. Financial Information – (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have three separate business segments: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services.

•

Display Solutions: Our Display Solutions segment offers flat panel display drivers for the entire product range of small to large panel displays, including mobile handsets, handheld gaming devices, PDAs, displays for desktop and mobile computer monitors and flat panel televisions. Our products also cover a broad range of technologies and interfaces including LTPS, TFT, OLED technologies, RSDS and mini-LVDS interfaces.

•

Imaging Solutions: Our Imaging Solutions segment address a broad spectrum of consumer electronics products ranging from camera-equipped mobile handsets to personal computer webcams, offering VGA, 1.3, 2.1 and 3.2 mega pixel CMOS image sensors. Our highly integrated image sensors are designed to be cost effective and to provide brighter, sharper and more colorful image quality for use primarily in applications that require small form factors, low power consumption, effective heat dissipation and high reliability.

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

Results of Operations

The following table sets forth consolidated result of operations for the three months ended April 1, 2007 and April 2, 2006:

	Three months ended April 1, 2007		Three months ended April 2, 2006		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$151.8	100.0	$213.1	100.0	$(61.3)	(28.8)
Cost of sales	136.9	90.2	172.8	81.1	(35.9)	(20.8)

Gross profit	14.9	9.8	40.3	18.9	(25.4)	(63.0)

Selling, general and administrative expenses	22.7	15.0	21.5	10.1	1.2	5.6
Research and development expenses	35.1	23.1	29.9	14.0	5.2	17.4

Operating loss	(42.9)	(28.3)	(11.1)	(5.2)	(31.8)	286.5
Interest expense, net	(14.4)	(9.5)	(14.7)	(6.9)	0.3	(2.0)
Foreign currency gain, net	(7.4)	(4.9)	24.2	11.4	(31.6)	(130.6)

Loss before income taxes	(64.7)	(42.7)	(1.6)	(0.7)	(63.1)	3,943.7
Income tax expenses	2.3	1.5	2.3	1.1	0.0	0.0

Net loss	$(67.0)	(44.2)	$(3.9)	(1.8)	$(63.1)	1,617.9

Net Sales

	Three months ended April 1, 2007		Three months ended April 2, 2006		Change
	Amount	% of total	Amount	% of total	Amount	%
	(in millions of US dollars; %)
Display solutions	$58.9	38.8	$85.7	40.2	$(26.8)	(31.3)
Imaging solutions	11.8	7.8	19.4	9.1	(7.6)	(39.2)
Semiconductor Manufacturing Services	57.7	38.0	99.4	46.6	(41.7)	(42.0)
All other	23.4	15.4	8.6	4.1	14.8	172.1

	$151.8	100.0	$213.1	100.0	$(61.3)	(28.8)

We derive a majority of our net sales from three operating segments: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. The “All other” category represents certain business activities other than these business segments, principally composed of rental and unit processing.

Total net sales for the three months ended April 1, 2007 decreased $61.3 million, or 28.8% compared to the three months ended April 2, 2006. Net sales generated in the three operating segments during the current quarter were $128.4 million, a decrease of $76.1 million or 37.2% from the net sales of three operating segments for prior-year quarter.

Display Solutions. Net sales from Display Solutions for the three months ended April 1, 2007 were $58.9 million, a $26.8 million or 31.3% decrease from $85.7 million for the three months ended April 2, 2006. This sales decrease in our display driver business was primarily attributable to overall downturn in display products market. Along with demand decrease in the end-market, both sales volume and average selling price were reduced resulting in significant decrease in the revenue.

Imaging Solutions. Imaging Solutions net sales decreased $7.6 million in the current quarter, or 39.2% compared to net sales generated in the prior-year quarter. This decrease was primarily attributable to missed opportunities from our delays in transition to new mega-pixel products, which was expected to substitute our VGA products. Revenue from our traditional VGA products decreased due to lower market demand and a decline in average selling price.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the first quarter of 2007, were $57.7 million, a $41.7 million or 42.0% decrease compared to net sales of $99.4 million for the prior-year quarter. This decrease was mainly due to an inventory correction in the analog and power areas of our foundry business, coupled with continued average selling price erosion.

All other. Net sales from All other for the three months ended April 1, 2007 were $23.4 million compared to $8.6 million for the three months ended April 2, 2006. This increase of $14.8 million substantially represents revenue increase from our unit processing service rendered to Hynix.

Gross Profit

	Three months ended April 1, 2007		Three months ended April 2, 2006		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Display solutions	$7.1	12.1	$18.0	21.0	$(10.9)	(60.6)
Imaging solutions	(1.4)	(11.9)	(4.4)	(22.7)	3.0	(68.2)
Semiconductor Manufacturing Services	2.8	4.9	24.6	24.7	(21.8)	(88.6)
All other	6.4	27.4	2.1	24.4	4.3	204.8

	$14.9	9.8	$40.3	18.9	$(25.4)	(63.0)

Total gross profit decreased $25.4 million in the first quarter of 2007, or 63.0%, compared to the gross profit generated in the first quarter of 2006. Gross margin percentage for current quarter was 9.8% of net sales, a decrease of 9.1% from 18.9% for prior-year quarter. This decline in gross margin percentage was primarily attributable to lower utilization of our manufacturing capacity as a result of substantial sales decreases, coupled with an overall decrease in average selling prices.

Display Solutions. Gross margin percentage for Display Solutions for the three months ended April 1, 2007 declined to 12.1% compared to 21.0% for the three months ended April 2, 2006. This decline in gross margin percentage was primarily attributable to lower average selling price and higher overhead cost per-unit driven by a decrease in unit volume.

Imaging Solutions. Imaging Solutions reported gross loss for both quarters due to low revenues resulting from a weak market position for new mega pixel products and decreases in sales for VGA products. However, gross margin percentage for the current period was improved compared to the prior period mainly due to a decrease in depreciation cost resulting from impairment charges taken in the second quarter of 2006.

Semiconductor Manufacturing Services. Gross margin for Semiconductor Manufacturing Services declined to 4.9% in the first quarter of 2007 from 24.7% in the first quarter of 2006. The year-over-year decrease was primarily attributable to lower margin mix within the segment, coupled with lower revenue.

All other. Gross margin percentage for All other for the current period increased to 27.4% from 24.4% for the prior period. This improvement in gross margin percentage is mainly attributable to sales volume increase for unit processing, which resulted in lower fixed cost per unit.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $22.7 million or 15.0% of net sales for the three months ended April 1, 2007 compared to $21.5 million or 10.1% for the three months ended April 2, 2006. The increase of $1.2 million or 5.6% from the prior-year quarter was primarily attributable to employee related expenses such as salaries and benefits which was partially offset by decreases in depreciation and amortization expenses resulting from impairment charges taken during the second quarter of 2006.

Research and Development Expenses. Research and development expenses for the current quarter were $35.1 million, an increase of $5.2 million or 17.4% from $29.9 million for the prior year quarter. This year-over-year increase in research and development expenses essentially represented our focus on the introduction of new products, especially for the Imaging Solutions and Display Solutions segments. As a percentage of net sales, research and development expenses for the current quarter increased to 23.1% compared to 14.0% for the prior-year quarter.

Net Interest Expense and Net Foreign Currency Gain or Loss

Net Interest Expense. Net interest expense was $14.4 million during the three-month period ended April 1, 2007, relatively consistent with $14.7 million for the three-month period ended April 2, 2006. Substantially all of our interest expense is to service our long-term borrowings of $750.0 million at a weighted-average interest rate of 7.4%. The decline in net interest expense was mainly due to an increase in interest income from financial assets including cash and cash equivalents.

Net Foreign Currency Gain or Loss. Net foreign currency loss for the three months ended April 1, 2007 was $7.4 million, compared to net foreign exchange gain of $24.2 million for the three months ended April 2, 2006. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korea subsidiary and is affected by changes in the exchange rate between Korea won and U.S. dollar.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the current quarter were $2.3 million, consistent with income tax expenses of $2.3 million for the same quarter of 2006. Our income tax expenses are mostly composed of withholding taxes on inter-company interest payments and changes in deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we treated this withholding tax as a current tax expense.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs, to meet required debt payments, including debt service payments on the notes and, if drawn upon, the senior credit facility, and to invest in research and development and capital equipment. We anticipate that operating cash flow, together with available borrowing capacity under our senior credit facility, will be sufficient to meet our working capital needs, our research and development and capital expenditures needs and service requirements on our debt obligations for the foreseeable future. As of April 1, 2007, we had total outstanding long-term debt of $750.0 million.

Our principle sources of liquidity are our cash, cash equivalents and available borrowings under our senior credit facility of $100 million. As of April 1, 2007, our cash and cash equivalents balance was $59.3 million or 8.3% of our total assets, a $29.9 million decrease from $89.2 million or 11.6% of total assets as of December 31, 2006. The decrease in cash and cash equivalents during the first quarter of 2007 was primarily attributable to cash outflow of $20.2 million in operating activities, coupled with cash outflow associated with quarterly capital expenditures of $8.3 million.

During the three-month period ended April 1, 2007, net cash used in operating activities was $20.2 million, compared to $8.5 million of net cash provided by operating activities during the year-ago period. This decrease in cash from operating activities between the two periods was primarily attributable to a reduction in gross profit of $25.4 million resulting mainly from lower revenue. The net operating cash outflow for the current quarter principally reflects our net loss of $67.0 million adjusted by $43.9 million of depreciation and amortization costs.

Our working capital balance as of April 1, 2007 was $101.2 million compared to $122.6 million as of December 31, 2006. The decrease of $21.4 million in our working capital balance was mainly due to a $29.9 million reduction in cash and cash equivalents driven by foregoing reasons. This decease in cash and cash equivalents was partially offset by inventory build-up of $11.5 million representing expected sales growth in the coming periods.

For investing activities, net cash outlay during the first quarter of 2007 was $8.9 million, compared to $8.0 million in the prior-year quarter. In the prior-year quarter, cash outlay for our capital expenditures was offset by a cash inflow from the sale of our application processor business.

For the three months ended April 1, 2007, there were no significant financing activities, consistent with the prior year quarter.

Capital Expenditures. For the three months ended April 1, 2007, capital expenditures were $8.3 million, a $5.9 million or 41.5% decrease from $14.2 million for the three months ended April 2, 2006 as a result of the management of the timing of capital expenditures. We will continue to manage the timing of our capital expenditures to support the growth of business from new customers and to optimize return on our investment.

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

Contractual Obligations

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations as of April 1, 2007.

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter	Interest expense
	(in millions of US dollars)
Revolving credit facility	—	—	—	—	—	—	—	—
Secured notes and subordinated notes(*)	750.0	—	—	—	—	500.0	250.0	—
Operating lease	41.4	8.4	11.0	11.0	11.0	—	—	—
Others	6.1	5.2	1.1	—	—	—	—	(0.2)

(*)	Excludes interest obligations on notes.

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

On March 26, 2007, the Company entered into the Sixth Amendment to Credit Agreement, dated as of March 26, 2006 (the “Sixth Amendment”), with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders party thereto, and the Agent. Under the Sixth Amendment, among other things, the existing financial covenants set forth in Section 6.10 of the Credit Agreement were revised to provide that authorized but unspent capital expenditures in a calendar quarter during 2007 carry over to increase the authorized limit on capital expenditures in successive quarters.

The Company adopted the provision of FIN No.48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As of the date of adoption, the Company’s unrecognized tax benefits totaled $1.6 million. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Off—Balance Sheet Arrangements

On December 23, 2004, two of our subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of such senior secured credit line as of April 1, 2007 and December 31, 2006 were $94.6 million and $93.8 million, respectively. The utilized portions of the credit line are related to the issuance of letters of credit rather than cash drawdowns.

Other than the senior credit facility, there are no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact that the adoption may have on our consolidated financial statements.

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

In addition, beginning January 1, 2007, we account for uncertainties related to income taxes in compliance with FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109. Under FIN No. 48, we evaluate our tax positions taken or expected to be taken in a tax return for recognition and measurement on our financial statements. Only those tax positions that meet the more-likely-than-not threshold are recognized on the financial statements at the largest amount of benefit that is greater than 50 percent likely of ultimately being realized.

Unit-based Compensation

Pursuant to the provisions of SFAS No. 123(R), unit-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense over the requisite service period of the award. We utilize the Black-Scholes option pricing model to value options. In developing assumptions for fair value calculation under SFAS No. 123(R), we use estimates based on historical data and market information. A small change in the assumptions used in the estimate can cause a relatively significant change in the fair value calculation.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at April 1, 2007 for our Korean subsidiary, a 10% devaluation of the Korean Won against the U.S. dollar would have resulted in a decrease of $2.1 million in our U.S. dollar financial instruments balance and cash balance.

Interest Rate Risk. The $200 million 6 7/8% Second Priority Senior Secured Notes due 2011 and the $250 million 8% Senior Subordinated Notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at April 1, 2007, we estimate that we would have additional interest expense costs over the market rate of $0.7 million for the three months ended April 1, 2007. The fair value of these fixed rate notes would have decreased by $8.2 million or increased by $8.5 million with a 10% increase or decrease in the interest rate, respectively.

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

It em 4T.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we were to lose key customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 151 customers in the three-month period ended April 1, 2007, net sales to our 10 largest customers represented approximately 71.0% of our net sales for the period. We had one individual customer and one group of affiliated customers that each represented greater than 10% of our net sales during the three months ended April 1, 2007. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high-volume devices within a short period of time would adversely affect our business.

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

As of May 1, 2007, approximately 60.2% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We cannot assure you that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience significant work stoppages in future years or that we will not record significant charges related to those work stoppages.

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

Our company organizational structure is based, in part, on assumptions about the various tax laws, including withholding tax, and other laws of applicable non-U.S. jurisdictions. In addition, our Korean subsidiary was granted a limited tax-holiday under Korean law in October 2004, which provides for certain tax exemptions for corporate taxes, withholding taxes, acquisition taxes, property and land taxes and other taxes for five years. Our interpretations and conclusions are not binding on any taxing authority, and, if our assumptions about tax and other laws are incorrect or if the authorities were to change or modify the relevant laws, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our company organizational structure materially impaired.

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

MAGNACHIP SEMICONDUCTOR LLC

Dated: May 14, 2007	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: May 14, 2007	By:	/s/ Robert J. Krakauer
Robert J. Krakauer
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.