Form 10-Q
period 2007-07-01
MAGNACHIP SEMICONDUCTOR LLC
filed 2007-08-15
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2007

or

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

As of August 1, 2007, the registrant had 52,800,784.0470 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$194,053	$197,613	$345,836	$410,756
Cost of sales	166,299	177,342	303,159	350,157

Gross profit	27,754	20,271	42,677	60,599

Selling, general and administrative expenses	25,531	22,025	48,260	43,556
Research and development expenses	32,534	33,934	67,652	63,852
Restructuring and impairment charges	12,084	93,684	12,084	93,684

Operating loss	(42,395)	(129,372)	(85,319)	(140,493)

Other income (expenses)
Interest expense, net	(14,952)	(14,352)	(29,368)	(29,085)
Foreign currency gain (loss), net	13,868	14,520	6,477	38,757

Loss before income taxes	(43,479)	(129,204)	(108,210)	(130,821)

Income tax expenses (benefits)	1,845	2,859	4,096	5,133

Net loss	$(45,324)	$(132,063)	$(112,306)	$(135,954)

Dividends accrued on preferred units	2,983	2,706	5,853	5,339

Net loss attributable to common units	$(48,307)	$(134,769)	$(118,159)	$(141,293)

Net loss per common units
- Basic and diluted	$(0.92)	$(2.54)	$(2.24)	$(2.66)

Weighted average number of units
- Basic and diluted	52,772,652	53,098,537	52,746,718	53,101,546

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	July 1, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$54,734	$89,173
Accounts receivable, net	117,212	76,665
Inventories, net	71,723	57,846
Other receivables	7,178	6,754
Other current assets	19,646	13,626

Total current assets	270,493	244,064

Property, plant and equipment, net	278,529	336,279
Intangible assets, net	123,495	139,729
Other non-current assets	49,328	49,981

Total assets	$721,845	$770,053

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$80,629	$62,399
Other accounts payable	33,474	32,423
Accrued expenses	24,167	23,647
Short-term borrowings	40,000	—
Other current liabilities	3,259	2,980

Total current liabilities	181,529	121,449

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	68,453	62,836
Other non-current liabilities	7,198	2,935

Total liabilities	1,007,180	937,220

Commitments and contingencies
Series A redeemable convertible preferred units; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at July 1, 2007 and December 31, 2006	—	—
Series B redeemable convertible preferred units; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at July 1, 2007 and December 31, 2006	123,227	117,374

Total redeemable convertible preferred units	123,227	117,374

Unitholders’ equity
Common units; 65,000,000 units authorized, 52,800,784 and 52,720,784 units issued and outstanding at July 1, 2007 and December 31, 2006, respectively	52,801	52,721
Additional paid-in capital	2,521	2,451
Accumulated deficit	(490,027)	(370,314)
Accumulated other comprehensive income	26,143	30,601

Total unitholders’ equity	(408,562)	(284,541)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$721,845	$770,053

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Unitholders’ Equity

(In thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total
	Units	Amount
Three months ended July 2, 2006
Balance at April 2, 2006	53,130,445	$53,130	$2,279	$(136,616)	$34,263	$(46,944)
Exercise of unit options	2,812	3	5			8
Repurchase of units issued	(412,473)	(412)	(1)			(413)
Unit-based compensation			28			28
Dividends accrued on preferred units				(2,706)		(2,706)
Comprehensive income:
Net loss				(132,063)		(132,063)
Fair valuation of derivatives					1,140	1,140
Foreign currency translation adjustments					1,143	1,143

Total comprehensive income						(129,780)

Balance at July 2, 2006	52,720,784	$52,721	$2,311	$(271,385)	$36,546	$(179,807)

Six months ended July 2, 2006
Balance at January 1, 2006	53,091,570	$53,092	$2,169	$(130,092)	$28,347	$(46,484)
Exercise of unit options	41,687	41	41			82
Repurchase of units issued	(412,473)	(412)	(1)			(413)
Unit-based compensation			102			102
Dividends accrued on preferred units				(5,339)		(5,339)
Comprehensive income:
Net loss				(135,954)		(135,954)
Fair valuation of derivatives					3,309	3,309
Foreign currency translation adjustments					4,890	4,890

Total comprehensive income						(127,755)

Balance at July 2, 2006	52,720,784	$52,721	$2,311	$(271,385)	$36,546	$(179,807)

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Unitholders’ Equity

(In thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total
	Units	Amount
Three months ended July 1, 2007
Balance at April 1, 2007	52,720,784	$52,721	$2,476	$(441,720)	$31,538	$(354,985)
Exercise of unit options	80,000	80	—	—	—	80
Unit-based compensation	—	—	45	—	—	45
Dividends accrued on preferred units	—	—	—	(2,983)	—	(2,983)
Comprehensive income (loss):
Net loss	—	—	—	(45,324)	—	(45,324)
Fair valuation of derivatives	—	—	—	—	(17)	(17)
Foreign currency translation adjustments	—	—	—	—	(5,378)	(5,378)

Total comprehensive loss						(50,719)

Balance at July 1, 2007	52,800,784	$52,801	$2,521	$(490,027)	$26,143	$(408,562)

Six months ended July 1, 2007
Balance at January 1, 2007	52,720,784	$52,721	$2,451	$(370,314)	$30,601	$(284,541)
Exercise of unit options	80,000	80	—	—	—	80
Unit-based compensation	—	—	70	—	—	70
Dividends accrued on preferred units	—	—	—	(5,853)	—	(5,853)
Retained earnings carried over from prior year (FIN 48)	—	—	—	(1,554)	—	(1,554)
Comprehensive income (loss):
Net loss	—	—	—	(112,306)	—	(112,306)
Fair valuation of derivatives	—	—	—	—	(934)	(934)
Foreign currency translation adjustments	—	—	—	—	(3,524)	(3,524)

Total comprehensive loss						(116,764)

Balance at July 1, 2007	52,800,784	$52,801	$2,521	$(490,027)	$26,143	$(408,562)

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands of US dollars)

	Six months ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities
Net loss	$(112,306)	$(135,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	89,974	102,509
Provision for severance benefits	9,379	5,357
Amortization of debt issuance costs	1,929	1,833
(Gain) loss on foreign currency translation, net	(6,326)	(42,367)
Impairment charges	10,106	92,540
Other	110	465
Changes in operating assets and liabilities
Accounts receivable	(40,442)	25,007
Inventories	(13,237)	31,539
Other receivables	(411)	3,114
Accounts payable	18,857	(47,177)
Other accounts payable	(8,135)	(15,996)
Accrued expenses	392	(2,088)
Other current assets	3,430	(821)
Other current liabilities	347	(5,570)
Payment of severance benefits	(4,402)	(4,559)
Other	768	2,637

Net cash provided by (used in) operating activities	(49,967)	10,469

Cash flows from investing activities
Purchase of plant, property and equipment	(24,399)	(19,332)
Purchase of intangible assets	(561)	(1,178)
Proceeds from disposal of plant, property and equipment	322	2,202
Proceeds from disposal of intangible assets	—	2,794
Decrease in restricted cash	—	1,876
Other	512	(927)

Net cash used in investing activities	(24,126)	(14,565)

Cash flows from financing activities
Exercise of unit options	80	82
Repurchase of common units	—	(414)
Proceeds from short-term borrowings	40,000	—

Net cash provided by financing activities	40,080	(332)
Effect of exchange rates on cash and cash equivalents	(426)	4,342

Net increase (decrease) in cash and cash equivalents	(34,439)	(86)

Cash and cash equivalents
Beginning of the period	89,173	86,574

End of the period	$54,734	$86,488

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the information required to be set forth therein. All inter-company accounts and transactions have been eliminated. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 30, 2007. The results of operations for the six-month period ended July 1, 2007 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

2. Inventories

Inventories as of July 1, 2007 and December 31, 2006 consist of the following:

	July 1, 2007	December 31, 2006
Finished goods	$9,160	$16,169
Semi-finished goods and work-in-process	60,327	39,492
Raw materials	11,127	11,774
Materials in-transit	810	2,063
Less: valuation allowances	(9,701)	(11,652)

Inventories, net	$71,723	$57,846

3. Property, Plant and Equipment

Property, plant and equipment as of July 1, 2007 and December 31, 2006 comprise the following:

	July 1, 2007	December 31, 2006
Buildings and related structures	$153,110	$162,383
Machinery and equipment	383,696	369,683
Vehicles and others	50,263	42,772

	587,069	574,838
Less: accumulated depreciation	(321,121)	(252,814)
Land	12,581	12,481
Construction in-progress	—	1,774

Property, plant and equipment, net	$278,529	$336,279

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

4. Intangible Assets

Intangible assets as of July 1, 2007 and December 31, 2006 are as follows:

	July 1, 2007	December 31, 2006
Technology	$21,460	$21,289
Customer relationships	171,286	170,209
Goodwill	15,095	15,095
Intellectual property assets	9,553	9,742
Less: accumulated amortization	(93,899)	(76,606)

Intangible assets, net	$123,495	$139,729

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

Changes in accrued warranty liabilities are as follows:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Beginning balance	$87	$1,027	$112	$1,036
Addition to (reversal of) warranty reserve	251	(693)	306	(575)
Payments made	(162)	(140)	(241)	(308)
Translation adjustments	4	13	3	54

Ending balance	$180	$207	$180	$207

6. Short-term borrowings

On December 23, 2004, the Company and its subsidiaries, including MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, entered into a senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. Interest is charged at current rates when drawn upon.

Under the senior secured revolving credit facility, among other things, on the last day of each fiscal month, the Company is required to maintain the sum of (A) the unutilized and available revolving commitments and (B) the qualified and unrestricted cash and cash equivalents held by the borrowers and the guarantors to be not less than $ 75,000,000 (“Liquidity Requirement”). Presently, borrowings under the credit agreement bear interest equal to the 3-month LIBOR plus 4.75% or Alternate Base Rate (“ABR”) plus 3.75%. Additionally, the Company is required to pay the administrative agent for the account of each lender a commitment fee equal to 0.5% on the average daily unused amount of the commitment of each Lender during the period from December 23, 2004 to but excluding the date on which such commitments terminate. At July 1, 2007, the Company had borrowed $40.0 million under this credit agreement.

Borrowings under the senior secured credit facility are subject to significant conditions, including compliance with financial ratios and other covenants and obligations.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

On June 28, 2007, the Company entered into the Seventh Amendment to Credit Agreement, dated as of June 28, 2007 (the “Seventh Amendment”), with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent. Under the Seventh Amendment, among other things, the use of proceeds provision under Section 3.12 of the Credit Agreement was revised to provide increased flexibility for MagnaChip Semiconductor S.A. to use proceeds of any borrowing under the Credit Agreement.

Details of short-term borrowings as of July 1, 2007 are presented as below:

	Maturity	Annual interest rate (%)	Amount of principal
Euro dollar Revolving Loan	2007-09-21	3 month LIBOR + 4.75	$7,000
Euro dollar Revolving Loan	2007-09-24	3 month LIBOR + 4.75	13,000
ABR Revolving Loan	2007-07-03	ABR + 3.75	20,000

			$40,000

Subsequent to quarter end, on July 3, 2007, we repaid the ABR Revolving Loan in the amount of $20 million from cash on hand.

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

Details of long-term borrowings as of July 1, 2007 and December 31, 2006 are presented as below:

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

As of July 1, 2007, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of July 1, 2007, the Company and its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of the Second Priority Senior Secured Notes and Senior Subordinated Notes.

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

For the six-month period ended July 1, 2007, the Company recorded changes in the fair value of the Swap amounting to $934 thousand, under other comprehensive income in the accompanying condensed consolidated financial statements. In addition, during the same period, the Company recognized interest income of $1,901 thousand, which represents the differences between fixed and variable rates.

8. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standards Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of July 1, 2007, 97% of all employees of the Company were eligible for severance benefits.

Changes in the carrying value of accrued severance benefits are as follows:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Beginning balance	$65,101	$59,249	$64,642	$56,967
Provisions	5,198	2,320	9,379	5,357
Severance payments	(1,438)	(1,701)	(4,402)	(4,559)
Effect of foreign currency translation and other	1,321	925	563	3,028

Ending balance	70,182	60,793	70,182	60,793

Less: Cumulative contributions to the National Pension Fund	(816)	(888)	(816)	(888)
Group Severance insurance plan	(913)	(947)	(913)	(947)

	$68,453	$58,958	$68,453	$58,958

The severance benefits are funded approximately 2.46% and 3.02% as of July 1, 2007 and July 2, 2006, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

In addition, the Company expects to pay the following future benefits to its employees upon their normal retirement age:

Severance benefit
2008	$—
2009	71
2010	217
2011	76
2012	152
2013 – 2017	5,110

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

9. Redeemable Convertible Preferred Units

The Company issued 49,727 units as Series A redeemable convertible preferred units (the “Series A”) and 447,420 units as Series B redeemable convertible preferred units (the “Series B”) on September 23, 2004 and additionally issued 364 units of Series A and 3,272 units of Series B on November 30, 2004, respectively. All of Series A were redeemed by cash on December 27, 2004 and some of the Series B were redeemed by cash on December 15, 2004 and December 27, 2004.

Changes in Series B for the three and six months ended July 1, 2007 are as follows:

	Three months ended
	July 1, 2007		July 2, 2006
	Units	Amount	Units	Amount
Beginning of period	93,997	$120,244	93,997	$109,095
Accrual of preferred dividends	—	2,983	—	2,706

End of period	93,997	$123,227	93,997	$111,801

	Six months ended
	July 1, 2007		July 2, 2006
	Units	Amount	Units	Amount
Beginning of period	93,997	$117,374	93,997	$106,462
Accrual of preferred dividends	—	5,853	—	5,339

End of period	93,997	$123,227	93,997	$111,801

The Series B were issued to the original purchasers of the Company in 2004. Holders of Series B receive dividends which are cumulative, whether or not earned or declared by the board of directors. The cumulative cash dividends accrue at the rate of 10% per unit per annum on the Series B original issue price, compounded semi-annually.

10. Earnings per Unit

The following table illustrates the computation of basic and diluted loss per common unit for the three-month and six-month periods ended July 1, 2007 and July 2, 2006:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net loss	$(45,324)	$(132,063)	$(112,306)	$(135,954)
Dividends to preferred unitholders	2,983	2,706	5,853	5,339

Net loss attributable to common units	$(48,307)	$(134,769)	$(118,159)	$(141,293)

Weighted-average common units outstanding	52,772,652	53,098,537	52,746,718	53,101,546

Basic and diluted loss per unit	$(0.92)	$(2.54)	$(2.24)	$(2.66)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The following outstanding redeemable convertible preferred units issued, options granted and warrants issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effect on the calculation:

	Six months ended
	July 1, 2007	July 2, 2006
Redeemable convertible preferred units	93,997	93,997
Options	4,725,871	5,107,886
Warrant	—	5,079,254

In connection with the acquisition of the Company’s business from Hynix Semiconductor Inc. on October 6, 2004, the Company issued a warrant to Hynix which enabled Hynix to purchase 5,079,254 common units of the Company at an exercise price of $1.00 per unit. This warrant expired unexercised in accordance with its terms on October 6, 2006.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

11. Restructuring and Impairment Charges

Assets impairment

During the three months ended July 1, 2007, the Company recognized impairment charges of $10,106 thousand under SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”). The impairment charges were recorded related to the closure of one of the Company’s 5-inch wafer fabrication facilities that has generated losses and no longer supported the Company’s strategic technology roadmap. During the six months ended July 2, 2006, the Company recorded impairment charges of $92,540 thousand under SFAS No. 144. The impairment charges were recorded against one of our fabrication facilities and certain related technology and customer-based intangible assets (the “asset group”).

SFAS No. 144 requires the Company to evaluate the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The net book value of the asset group before the impairment charges as of July 1, 2007 and July 2, 2006 were approximately $10,228 and $185,985 thousand, respectively.

The impairment charge was measured as an excess of the carrying value of the asset group over its fair value. The fair value of the asset group was estimated using a present value technique, where expected future cash flows from the use and eventual disposal of the asset group were discounted by an interest rate commensurate with the risk of the cash flows.

Restructuring

During the three months ended July 1, 2007, the Company recognized $1,978 thousand of restructuring under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The restructuring charges were related to the closure of the Company’s 5-inch wafer fabrication facilities to be completed by the end of 2007. These charges consist of one-time termination benefits, transfer of machinery and other associated costs.

During the three months ended July 2, 2006, the Company recorded restructuring charges of $1,144 thousand in accordance with SFAS No. 146. These charges were incurred in association with changes in the Company’s management judgment.

12. Uncertainty in Income Taxes

The Company, including its subsidiaries files income tax returns in Korea, Japan, Taiwan, U.S. and various other jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all years since the beginning of its operation in October 2004.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $ 1,554 thousand increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. Total amount of unrecognized tax benefits as of the date of adoption was $6,908 thousand and it related to temporary difference arising from timing of expensing certain inventories. There was no change in total amount of unrecognized tax benefits during the three months ended July 1, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $40 thousand and $80 thousand of interest and penalties, respectively, for the three and six months ended July 1, 2007. Total interest and penalties accrued as of July 1, 2007 and as of the adoption date were $622 thousand and $581 thousand respectively.

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

The following sets forth information relating to the reportable segments:

	Three months ended
	July 1, 2007	July 2, 2006
Net Sales
Display Solutions	$85,113	$73,292
Imaging Solutions	17,371	15,596
Semiconductor Manufacturing Services	75,086	97,023
All other	16,483	11,702

Total segment net sales	$194,053	$197,613

Gross Profit (Loss)
Display Solutions	$8,136	$8,089
Imaging Solutions	1,272	(3,642)
Semiconductor Manufacturing Services	11,716	16,635
All other	6,630	(811)

Total segment gross profit	$27,754	$20,271

	Six months ended
	July 1, 2007	July 2, 2006
Net Sales
Display Solutions	$143,983	$159,060
Imaging Solutions	29,143	35,000
Semiconductor Manufacturing Services	132,841	196,398
All other	39,869	20,298

Total segment net sales	$345,836	$410,756

Gross Profit (Loss)
Display Solutions	$15,225	$26,069
Imaging Solutions	(148)	(8,010)
Semiconductor Manufacturing Services	14,563	41,222
All other	13,037	1,318

Total segment gross profit	$42,677	$60,599

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

Below are condensed consolidating balance sheets as of July 1, 2007 and December 31, 2006, condensed consolidating statements of operations for the three months and six months ended July 1, 2007 and July 2, 2006 and condensed consolidating statement of cash flows for the six months ended July 1, 2007 and July 2, 2006 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended July 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$188,651	$80,257	$(74,855)	$194,053
Cost of sales	—	—	165,326	69,832	(68,859)	166,299

Gross profit	—	—	23,325	10,425	(5,996)	27,754

Selling, general and administrative expenses	189	229	21,905	3,271	(63)	25,531
Research and development expenses	—	—	32,778	5,641	(5,885)	32,534
Restructuring and impairment charge	—	—	12,084	—	—	12,084

Operating income (loss)	(189)	(229)	(43,442)	1,513	(48)	(42,395)

Other income (expenses)	—	(1,524)	(27)	467	—	(1,084)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(189)	(1,753)	(43,469)	1,980	(48)	(43,479)

Income tax expenses	—	42	1	1,802	—	1,845

Loss before equity in loss of related investment	(189)	(1,795)	(43,470)	178	(48)	(45,324)

Loss of related investment	(45,135)	(43,557)	—	(43,079)	131,771	—

Net loss	$(45,324)	$(45,352)	$(43,470)	$(42,901)	$131,723	$(45,324)

Dividends accrued on preferred units	2,983	—	—	—	—	2,983

Net loss attributable to common units	$(48,307)	$(45,352)	$(43,470)	$(42,901)	$131,723	$(48,307)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the six months ended July 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$335,257	$137,099	$(126,520)	$345,836
Cost of sales	—	—	301,040	117,832	(115,713)	303,159

Gross profit	—	—	34,217	19,267	(10,807)	42,677

Selling, general and administrative expenses	245	561	40,707	6,683	64	48,260
Research and development expenses	—	—	68,076	10,225	(10,649)	67,652
Restructuring and impairment charge	—	—	12,084	—	—	12,084

Operating income (loss)	(245)	(561)	(86,650)	2,359	(222)	(85,319)

Other expenses	—	(2,630)	(20,015)	(246)	—	(22,891)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(245)	(3,191)	(106,665)	2,113	(222)	(108,210)

Income tax expenses	—	85	34	3,977	—	4,096

Loss before equity in loss of related investment	(245)	(3,276)	(106,699)	(1,864)	(222)	(112,306)

Loss of related investment	(112,061)	(109,002)	—	(106,669)	327,732	—

Net loss	$(112,306)	$(112,278)	$(106,699)	$(108,533)	$327,510	$(112,306)

Dividends accrued on preferred units	5,853	—	—	—	—	5,853

Net loss attributable to common units	$(118,159)	$(112,278)	$(106,699)	$(108,533)	$327,510	$(118,159)

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

July 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$267	$21,044	$31,496	$1,927	$—	$54,734
Accounts receivable, net	—	—	120,070	54,161	(57,019)	117,212
Inventories, net	—	—	69,796	2,005	(78)	71,723
Other receivables	—	717	6,166	21,389	(21,094)	7,178
Short-term inter-company loans	—	20,000	—	20,000	(40,000)	—
Other current assets	21	9,901	19,901	5,950	(16,127)	19,646

Total current assets	288	51,662	247,429	105,432	(134,318)	270,493

Property, plant and equipment, net	—	—	276,217	2,312	—	278,529
Intangible assets, net	—	—	102,759	20,922	(186)	123,495
Investments in subsidiaries	(285,549)	(360,143)	—	(189,009)	834,701	—
Long-term inter-company loans	—	795,808	—	633,527	(1,429,335)	—
Other non-current assets	—	18,972	42,372	9,419	(21,435)	49,328

Total assets	(285,261)	506,299	668,777	582,603	(750,573)	721,845

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$91,119	$46,529	$(57,019)	$80,629
Other accounts payable	—	6	50,293	4,269	(21,094)	33,474
Accrued expenses	74	3,234	22,502	11,262	(12,905)	24,167
S/T Borrowings	—	40,000	20,000	20,000	(40,000)	40,000
Other current liabilities	—	418	1,369	4,694	(3,222)	3,259

Total current liabilities	74	43,658	185,283	86,754	(134,240)	181,529

Long-term borrowings	—	750,000	621,000	808,335	(1,429,335)	750,000
Accrued severance benefits, net	—	—	68,112	341	—	68,453
Other non-current liabilities	—	—	5,557	23,076	(21,435)	7,198

Total liabilities	74	793,658	879,952	918,506	(1,585,010)	1,007,180
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	123,227	—	—	—	—	123,227

Total redeemable convertible preferred units	123,227	—	—	—	—	123,227

Unitholders’ equity
Common units	52,801	136,229	39,005	55,778	(231,012)	52,801
Additional paid-in capital	2,521	1,464	155,478	108,310	(265,252)	2,521
Accumulated deficit	(490,027)	(451,944)	(431,611)	(522,575)	1,406,130	(490,027)
Accumulated other comprehensive income	26,143	26,892	25,953	22,584	(75,429)	26,143

Total unitholders’ equity	(408,562)	(287,359)	(211,175)	(335,903)	834,437	(408,562)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(285,261)	$506,299	$668,777	$582,603	$(750,573)	$721,845

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(112,306)	$(112,278)	$(106,699)	$(108,533)	$327,510	$(112,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	87,890	2,084	—	89,974
Provision for severance benefits	—	—	9,312	67	—	9,379
Amortization of debt issuance costs	—	1,443	486	—	—	1,929
(Gain) loss on foreign currency translation, net	—	(4,160)	(5,495)	3,329	—	(6,326)
Loss of related investment	112,061	109,002	—	106,669	(327,732)	—
Impairment charges	—	—	10,106	—	—	10,106
Other	—	—	55	55	—	110
Changes in operating assets and liabilities:
Accounts receivable	—	—	(33,036)	(19,630)	12,224	(40,442)
Inventories	—	—	(13,509)	233	39	(13,237)
Other receivables	—	—	(871)	6,707	(6,247)	(411)
Accounts payable	—	—	24,099	6,982	(12,224)	18,857
Other accounts payable	—	—	(10,740)	(3,642)	6,247	(8,135)
Accrued expenses	74	99	331	(5,814)	5,702	392
Other current assets	39	5,961	3,915	886	(7,371)	3,430
Other current liabilities	—	85	(480)	(660)	1,402	347
Payment of severance benefits	—	—	(4,402)	—	—	(4,402)
Other	—	—	640	829	(701)	768

Net cash provided by (used in) operating activities	(132)	152	(38,398)	(10,438)	(1,151)	(49,967)

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(23,176)	(1,223)	—	(24,399)
Payment for intellectual property registration	—	—	(721)	(34)	194	(561)
Proceeds from disposal of plant, property and equipment	—	—	314	8	—	322
Other	—	(20,000)	1,081	(20,569)	40,000	512

Net cash used in investing activities		(20,000)	(22,502)	(21,818)	40,194	(24,126)

Cash flows from financing activities:
Exercise of unit options	80	—	—	—	—	80
Proceeds of short-term borrowings	—	40,000	20,000	20,000	(40,000)	40,000

Net cash provided by financing activities	80	40,000	20,000	20,000	(40,000)	40,080
Effect of exchange rate on cash and cash equivalents	(2)	—	(212)	(1,169)	957	(426)

Net increase (decrease) in cash and cash equivalents	(54)	20,152	(41,112)	(13,425)	—	(34,439)

Cash and cash equivalents:
Beginning of the period	321	892	72,608	15,352	—	89,173

End of the period	$267	$21,044	$31,496	$1,927	$—	$54,734

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 2, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(135,954)	$(135,045)	$(129,762)	$(147,083)	$411,890	$(135,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	100,410	2,099	—	102,509
Provision for severance benefits	—	—	5,315	42	—	5,357
Amortization of debt issuance costs	—	1,384	449	—	—	1,833
Gain on foreign currency translation, net	—	(12,067)	(42,554)	12,254	—	(42,367)
Impairment charges	—	—	92,540	—	—	92,540
Loss of related investment	135,886	144,867	—	130,138	(410,891)	—
Other	—	—	651	(1,802)	1,616	465
Changes in operating assets and liabilities:
Accounts receivable	—	—	14,306	5,275	5,426	25,007
Inventories	—	—	30,250	2,247	(958)	31,539
Other receivables	434	—	2,689	(1,739)	1,730	3,114
Accounts payable	—	—	(43,676)	1,925	(5,426)	(47,177)
Other accounts payable	35	(435)	(14,954)	1,088	(1,730)	(15,996)
Accrued expenses	—	193	(412)	(2,596)	727	(2,088)
Other current assets	—	807	(676)	(225)	(727)	(821)
Other current liabilities	—	82	(1,852)	(3,800)	—	(5,570)
Payment of severance benefits	—	—	(4,559)	—	—	(4,559)
Other	—	(186)	5,462	(1,023)	(1,616)	2,637

Net cash provided by (used in) operating activities	401	(400)	13,627	(3,200)	41	10,469

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(18,890)	(442)	—	(19,332)
Purchase of intangible assets	—	—	(1,178)	—	—	(1,178)
Proceeds from disposal of plant, property and equipment	—	—	2,201	1	—	2,202
Proceeds from disposal of intangible assets	—	—	2,794	—	—	2,794
Decrease in restricted cash	—	—	1,876	—	—	1,876
Increase in short-term inter-company loans	—	—	—	(5,500)	5,500	—
Other	—	—	(946)	19	—	(927)

Net cash used in investing activities	—	—	(14,143)	(5,922)	5,500	(14,565)

Cash flows from financing activities:
Proceeds from short-term inter-company borrowings	—	—	—	5,500	(5,500)	—
Exercise of unit options	82	—	—	—	—	82
Repurchase of common units	(414)	—	—	—	—	(414)

Net cash provided by (used in) financing activities	(332)	—	—	5,500	(5,500)	(332)
Effect of exchange rate on cash and cash equivalents	—	—	2,893	1,490	(41)	4,342

Net increase (decrease) in cash and cash equivalents	69	(400)	2,377	(2,132)	—	(86)

Cash and cash equivalents:
Beginning of the period	209	841	63,435	22,089	—	86,574

End of the period	$278	$441	$65,812	$19,957	$—	$86,488

PART I. Financial Information – (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations – Comparison of Three-Month Periods Ended July 1, 2007 and July 2, 2006.

The following table sets forth consolidated result of operations for the three months ended July 1, 2007 and July 2, 2006:

	Three months ended July 1, 2007		Three months ended July 2, 2006		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$194.1	100.0	$197.6	100.0	$(3.5)	(1.8)
Cost of sales	166.3	85.7	177.3	89.7	(11.0)	(6.2)

Gross profit	27.8	14.3	20.3	10.3	7.5	36.9

Selling, general and administrative expenses	25.6	13.2	22.0	11.1	3.6	16.4
Research and development expenses	32.5	16.7	33.9	17.2	(1.4)	(4.1)
Restructuring and impairment charges	12.1	6.2	93.7	47.4	(81.6)	(87.1)

Operating loss	(42.4)	(21.8)	(129.3)	(65.4)	86.9	(67.2)
Interest expense, net	(15.0)	(7.7)	(14.4)	(7.3)	(0.6)	4.2
Foreign currency gain, net	13.9	7.2	14.5	7.3	(0.6)	(4.1)

Loss before income taxes	(43.5)	(22.3)	(129.2)	(65.4)	85.7	(66.3)
Income tax expenses	1.8	0.9	2.9	1.5	(1.1)	(37.9)

Net loss	$(45.3)	(23.2)	$(132.1)	(66.9)	$86.8	(65.7)

Net Sales

	Three months ended July 1, 2007		Three months ended July 2, 2006		Change
	Amount	% of Total	Amount	% of total	Amount	%
	(in millions of US dollars; %)
Display solutions	$85.1	43.8	$73.3	37.1	$11.8	16.1
Imaging solutions	17.4	9.0	15.6	7.9	1.8	11.5
Semiconductor Manufacturing Services	75.1	38.7	97.0	49.1	(21.9)	(22.6)
All other	16.5	8.5	11.7	5.9	4.8	41.0

	$194.1	100.0	$197.6	100.0	$(3.5)	(1.8)

We derive a majority of our net sales from three operating segments: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. The “All other” category represents certain business activities other than these business segments, principally composed of rental and unit processing.

Total net sales for the three months ended July 1, 2007 decreased $3.5 million, or 1.8% compared to the three months ended July 2, 2006. Net sales generated in the three operating segments during the most recently completed quarter were $177.6 million, a decrease of $8.3 million or 4.5% from the net sales of three operating segments for the prior-year quarter.

Display Solutions. Net sales from Display Solutions for the three months ended July 1, 2007 were $85.1 million, a $11.8 million or 16.1% increase from $73.3 million for the three months ended July 2, 2006. This sales increase in our display driver business was primarily attributable to higher volume driven from both current and the new products.

Imaging Solutions. Imaging Solutions net sales increased $1.8 million in the most recently completed quarter, or 11.5% compared to net sales generated in the prior-year quarter. This sales increase in our imaging solution business was primarily attributable to an increase in small form factor VGA product sales and 1.3 mega pixel designs wins.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the second quarter of 2007 were $75.1 million, a $21.9 million or 22.6% decrease compared to net sales of $97.0 million for the prior-year quarter. This decrease was mainly due to decrease in end-market demand, coupled with continued average selling price erosion.

All other. Net sales from All other for the three months ended July 1, 2007 were $16.5 million compared to $11.7 million for the three months ended July 2, 2006.

Gross Profit

	Three months ended July 1, 2007		Three months ended July 2, 2006		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Display solutions	$8.2	9.6	$8.1	11.1	$0.1	1.2
Imaging solutions	1.3	7.5	(3.6)	(23.1)	4.9	—
Semiconductor Manufacturing Services	11.7	15.6	16.6	17.1	(4.9)	(29.5)
All other	6.6	40.0	(0.8)	(6.8)	7.4	—

	$27.8	14.3	$20.3	10.3	$7.5	36.9

Total gross profit increased $7.5 million in the second quarter of 2007, or 36.9%, compared to the gross profit generated in the second quarter of 2006. Gross margin percentage for the most recently completed quarter was 14.3% of net sales, an increase of 4.0% from 10.3% for the prior-year quarter. This increase in gross margin percentage was mainly attributable to a volume increase in both unit processing and imaging solutions.

Display Solutions. Gross margin percentage for Display Solutions for the three months ended July 1, 2007 declined to 9.6% compared to 11.1% for the three months ended July 2, 2006. This decline in gross margin percentage was primarily attributable to average selling price erosion.

Imaging Solutions. Gross margin percentage for the most recently completed quarter was improved compared to the prior-year quarter mainly due to a decrease in depreciation cost resulting from impairment charges taken in the second quarter of 2006.

Semiconductor Manufacturing Services. Gross margin for Semiconductor Manufacturing Services declined to 15.6% in the second quarter of 2007 from 17.1% in the second quarter of 2006. A decrease in average selling price compared to the previous year’s second quarter resulted in a decline of gross margin for the segment.

All other. Gross margin percentage for All other for current period increased to 40.0% from (6.8)% in the second quarter of 2006. This improvement in gross margin percentage is mainly due to the volume increase from unit processing, which resulted in lower fixed cost per unit.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $25.6 million or 13.2% of net sales for the three months ended July 1, 2007, compared to $22.0 million or 11.1% for the three months ended July 2, 2006. The increase of $3.6 million or 16.4% from the prior-year quarter was mainly attributable to employee related expenses such as salaries and benefits, and other expenses that included a special charge for a settlement with former subcontractors.

Research and Development Expenses. Research and development expenses for the most recently completed quarter were $32.5 million, a decrease of $1.4 million or 4.1% from $33.9 million for the prior year quarter. As a percentage of net sales, research and development expenses for the most recently completed quarter decreased to 16.7% compared to 17.2% for the prior-year quarter.

Restructuring and Impairment Charges. During the second quarter ended July 1, 2007, we recognized restructuring and impairment charges of $12.1 million which consisted of $10.1 million of impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and $2.0 million of restructuring under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The impairment charges were recorded related to the closure of our 5-inch wafer fabrication facilities that has generated losses and no longer supported to our strategic technology roadmap.

During the three months ended July 2, 2006, we recorded restructuring and impairment charges totaling $93.7 million, which included $92.5 million of impairment under SFAS No. 144 and $1.2 million of restructuring under SFAS No. 146. The impairment charges were recorded against one of our fabrication facilities and certain related technology and customer-based intangible assets and the restructuring charges were incurred in association with changes in certain of our management.

Net Interest Expense and Net Foreign Currency Gain or Loss

Net Interest Expense. Net interest expense was $15.0 million during the three-month period ended July 1, 2007, relatively consistent with $14.4 million for the three-month period ended July 2, 2006. Substantially all of our interest expense is to service our long-term borrowings of $750.0 million at a weighted-average interest rate of 7.4%. The increase in net interest expense was mainly due to a decrease in interest income from financial assets including cash and cash equivalents.

Net Foreign Currency Gain or Loss. Net foreign currency gain for the three months ended July 1, 2007 was $13.9 million, compared to net foreign exchange gain of $14.5 million for the three months ended July 2, 2006. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korea subsidiary and is affected by changes in the exchange rate between Korea won and U.S. dollar.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the most recently completed quarter were $1.8 million, compared to income tax expenses of $2.9 million for the same quarter of 2006. Our income tax expenses are mostly composed of withholding taxes on inter-company interest payments and changes in deferred tax assets. Due to the uncertainty of utilization of foreign tax credits, we treated this withholding tax as a current tax expense.

Results of Operations – Comparison of Six-Month Periods Ended July 1, 2007 and July 2, 2006.

The following table sets forth consolidated result of operations for the six months ended July 1, 2007 and July 2, 2006:

	Six months ended July 1, 2007		Six months ended July 2, 2006		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Net sales	$345.8	100.0	$410.8	100.0	$(65.0)	(15.8)
Cost of sales	303.1	87.7	350.2	85.2	(47.1)	(13.4)

Gross profit	42.7	12.3	60.6	14.8	(17.9)	(29.5)

Selling, general and administrative expenses	48.2	13.9	43.6	10.6	4.6	10.6
Research and development expenses	67.7	19.6	63.9	15.6	3.8	5.9
Restructuring and impairment charges	12.1	3.5	93.7	22.8	(81.6)	(87.1)

Operating loss	(85.3)	(24.7)	(140.6)	(34.2)	55.3	(39.3)
Interest expense, net	(29.4)	(8.5)	(29.1)	(7.1)	(0.3)	1.0
Foreign currency gain, net	6.5	1.9	38.8	9.4	(32.3)	(83.2)

Loss before income taxes	(108.2)	(31.3)	(130.9)	(31.9)	22.7	(17.3)
Income tax expenses	4.1	1.2	5.1	1.2	(1.0)	(19.6)

Net loss	$(112.3)	(32.5)	$(136.0)	(33.1)	$23.7	(17.4)

Net Sales
	Six months ended July 1, 2007		Six months ended July 2, 2006		Change
	Amount	% of Total	Amount	% of total	Amount	%
	(in millions of US dollars; %)
Display solutions	$144.0	41.6	$159.1	38.7	$(15.1)	(9.5)
Imaging solutions	29.1	8.4	35.0	8.5	(5.9)	(16.9)
Semiconductor Manufacturing Services	132.8	38.4	196.4	47.8	(63.6)	(32.4)
All other	39.9	11.6	20.3	5.0	19.6	96.6

	$345.8	100.0	$410.8	100.0	$(65.0)	(15.8)

We derive a majority of our net sales from three operating segments: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. The “All other” category represents certain business activities other than these business segments, principally composed of rental and unit processing.

Total net sales for the six months ended July 1, 2007 decreased $65.0 million, or 15.8% compared to the six months ended July 2, 2006. Net sales generated in the three operating segments during the current period were $305.9 million, a decrease of $84.6 million or 21.7% from the net sales of our three operating segments for the prior-year period.

Display Solutions. Net sales from Display Solutions for the six months ended July 1, 2007 were $144.0 million, a $15.1 million or 9.5% decrease from $159.1 million for the six months ended July 2, 2006. This sales decrease was primarily attributable to a decline in average selling price.

Imaging Solutions. Imaging Solutions net sales decreased $5.9 million in the current period, or 16.9% compared to net sales generated in the prior-year period. This decrease was primarily attributable to the delays in transition to new mega-pixel products, which was expected to substitute our VGA products.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the six months ended July 1, 2007, were $132.8 million, a $63.6 million or 32.4% decrease compared to net sales of $196.4 million for the six months ended July 2, 2006. This decrease was mainly due to a decrease in end-market demand, coupled with continued average selling price erosion.

All other. Net sales from All other for the six months ended July 1, 2007 were $39.9 million compared to $20.3 million for the six months ended July 2, 2006. This increase of $19.6 million substantially represents the revenue increase from our unit processing service.

Gross Profit

	Six months ended July 1, 2007		Six months ended July 2, 2006		Change
	Amount	% of net sales	Amount	% of net sales	Amount	%
	(in millions of US dollars; %)
Display solutions	$15.3	10.6	$26.1	16.4	$(10.8)	(41.4)
Imaging solutions	(0.2)	(0.7)	(8.0)	(22.9)	7.8	(97.5)
Semiconductor Manufacturing Services	14.5	10.9	41.2	21.0	(26.7)	(64.8)
All other	13.1	32.8	1.3	6.4	11.8	907.7

	$42.7	12.3	$60.6	14.8	$(17.9)	(29.5)

Total gross profit decreased $17.9 million in the six months ended July 1, 2007, or 29.5%, compared to the gross profit generated in the six months ended July 2, 2006. Gross margin percentage for the six months ended July 1, 2007 was 12.3% of net sales, a decrease of 2.5% from 14.8% for the six months ended July 2, 2006. This decline in gross margin percentage was primarily attributable to an overall decrease in average selling prices.

Display Solutions. Gross margin percentage for Display Solutions for the six months ended July 1, 2007 declined to 10.6% compared to 16.4% for the six months ended July 2, 2006. This decline in gross margin percentage was primarily attributable to lower average selling price.

Imaging Solutions. Gross margin percentage for the current period was improved compared to the prior period mainly due to a decrease in depreciation costs resulting from impairment charges taken in the second quarter of 2006.

Semiconductor Manufacturing Services. Gross margin for Semiconductor Manufacturing Services declined to 10.9% in the six months ended July 1, 2007 from 21.0% in the six months ended July 2, 2006. The year-over-year decrease was mainly due to a decrease in end-user market demand and a decline in average selling price.

All other. Gross margin percentage for All other for current period increased to 32.8% from 6.4% for the prior period. This improvement in gross margin percentage is mainly attributable to sales volume increase for unit processing.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $48.2 million or 13.9% of net sales for the six months ended July 1, 2007 compared to $43.6 million or 10.6% for the six months ended July 2, 2006. The increase of $4.6 million or 10.6% from the prior-year period was mainly attributable to employee related expenses, including other expenses such as the special charge for a settlement with former subcontractors, that was partially offset by decreases in depreciation and amortization expenses resulting from impairment charges taken during the second quarter of 2006.

Research and Development Expenses. Research and development expenses for the current period were $67.7 million, an increase of $3.8 million or 5.9% from $63.9 million for the prior year period. This increase in research and development expenses essentially represented our focus on the introduction of new products, especially for the Imaging Solutions and Semiconductor Manufacturing Services segments. As a percentage of net sales, research and development expenses for the current period increased to 19.6% compared to 15.6% for the prior-year period.

Restructuring and Impairment Charges. During the second quarter ended July 1, 2007, we recognized restructuring and impairment charges of $12.1 million which consisted of $10.1 million of impairment under SFAS No. 144 and $2.0 million of restructuring under SFAS No. 146. The impairment charges were recorded related to the closure of our 5-inch wafer fabrication facilities that has generated losses and no longer supported to our strategic technology roadmap.

During the six months ended July 2, 2006, we recorded restructuring and impairment charges totaling $93.7 million, which included $92.5 million of impairment under SFAS No. 144 and $1.2 million of restructuring under SFAS No. 146. The impairment charges were recorded against one of our fabrication facilities and certain related technology and customer-based intangible assets and the restructuring charges were incurred in association with changes in certain of our management.

Net Interest Expense and Net Foreign Currency Gain or Loss

Net Interest Expense. Net interest expense was $29.4 million during the six months period ended July 1, 2007, relatively consistent with $29.1 million for the six months ended July 2, 2006. Substantially all of our interest expense is to service our long-term borrowings of $750.0 million at a weighted-average interest rate of 7.4%. The increase in net interest expense was mainly due to a decrease in interest income from financial assets including cash and cash equivalents.

Net Foreign Currency Gain or Loss. Net foreign currency gain for the six months ended July 1, 2007 was $6.5 million, compared to net foreign exchange gain of $38.8 million for the six months ended July 2, 2006. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korea subsidiary and is affected by changes in the exchange rate between the Korea won and U.S. dollar.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the current period were $4.1 million, compared to income tax expenses of $5.1 million for the same period of 2006. Our income tax expenses are mostly composed of withholding taxes on inter-company interest payments and changes in deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we treated this withholding tax as a current tax expense.

Liquidity and Capital Resources

Our principal capital requirements are to fund working capital needs, to meet required debt payments, including debt service payments on the notes and the senior credit facility, and to invest in research and development and capital equipment. We anticipate that operating cash flow, together with available borrowing capacity under our senior credit facility, will be sufficient to meet our working capital needs, our research and development and capital expenditures needs and service requirements on our debt obligations for the foreseeable future. As of July 1, 2007, we had total outstanding long-term debt of $750.0 million.

Our principal sources of liquidity are our cash, cash equivalents and available borrowings under our senior credit facility of $100 million. As of July 1, 2007, our cash and cash equivalents balance was $54.7 million or 7.6% of our total assets, a $34.5 million decrease from $89.2 million or 11.6% of total assets as of December 31, 2006. The decrease in cash and cash equivalents during the first half of 2007 was primarily attributable to cash outflow of $50.0 million in operating activities, coupled with cash outflow related to six months capital expenditures of $25.0 million.

During the six-month period ended July 1, 2007, net cash used in operating activities was $50.0 million, compared to $10.5 million of net cash generated by operating activities during the year-ago period. This decrease in cash from operating activities between the two periods was primarily attributable to a reduction in gross profit of $17.9 million resulting mainly from lower revenue. The net operating cash outflow for the current period principally reflects our net loss of $112.3 million adjusted by $105.2 million which mostly consisted of costs related to depreciation, impairment and amortization charges and an increase in working capital of $42.9 million.

Our working capital balance as of July 1, 2007 was $89.0 million compared to $122.6 million as of December 31, 2006. The decrease of $33.6 million in our working capital balance was mainly due to a $34.5 million reduction in cash and cash equivalents driven by the aforementioned reasons. This decease in cash and cash equivalents was partially offset by inventory build-up of $13.9 million representing expected sales growth in the coming periods.

For investing activities, net cash outlay during the six months ended July 1, 2007 was $24.1 million, compared to $14.6 million in the prior-year period. In the prior-year period, cash outlay for our capital expenditures was offset by a cash inflow from the sale of our application processor business.

Capital Expenditures. For the six months ended July 1, 2007, capital expenditures were $25.0 million, a $4.5 million or 22.0% increase from $20.5 million for the six months ended July 2, 2006. We will continue to manage the timing of our capital expenditures to support the growth of business from new customers and to optimize return on our investment.

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

Contractual Obligations

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations as of July 1, 2007.

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter	Interest expense
	(in millions of US dollars)
Revolving credit facility(*)	40.0	40.0	—	—	—	—	—	—
Secured notes and subordinated notes(*)	750.0	—	—	—	—	500.0	250.0	—
Operating lease	61.7	5.7	11.2	11.2	11.2	11.2	11.2	—
Others	15.2	6.5	5.0	3.8	—	—	—	(0.1)

(*)	Excludes interest obligations thereon.

The Floating Rate Second Priority Senior Secured Notes of $300 million and Second Priority Senior Secured Notes of $200 million mature in 2011, while the Senior Subordinated Notes of $250 million mature in 2014. Interest rates are 3 month LIBOR + 3.25%, 6 7/8 % and 8%, respectively. These notes will be paid in full upon maturity.

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

On June 28, 2007, the Company entered into the Seventh Amendment to Credit Agreement, dated as of June 28, 2007 (the “Seventh Amendment”), with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent. Under the Seventh Amendment, among other things, the use of proceeds provision under Section 3.12 of the Credit Agreement was revised to provide increased flexibility for MagnaChip Semiconductor S.A. to use proceeds of any borrowing under the Credit Agreement.

The Company adopted the provision of FIN No.48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As of the date of adoption, the Company’s unrecognized tax benefits totaled $1.6 million. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Off—Balance Sheet Arrangements

On December 23, 2004, two of the Company’s subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of such senior secured credit line as of July 1, 2007 and December 31, 2006 were $45.2 million and $93.8 million, respectively. The utilized portions of the credit line are related to the issuance of letters of credit and cash drawdowns.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at July 1, 2007 for our Korean subsidiary, a 10% devaluation of the Korean Won against the U.S. dollar would have resulted in a decrease of $1.6 million in our U.S. dollar financial instruments balance and cash balance.

Interest Rate Risk. The $200 million 6 7/8% Second Priority Senior Secured Notes due 2011 and the $250 million 8% Senior Subordinated Notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at July 1, 2007, we estimate that we would have additional interest expense costs over the market rate of $0.7 million for the three months ended July 1, 2007. The fair value of these fixed rate notes would have decreased by $7.8 million or increased by $8.1 million with a 10% increase or decrease in the interest rate, respectively.

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

Item 4T.	Controls and Procedures

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

If we were to lose key customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 171 customers in the six-month period ended July 1, 2007, net sales to our 10 largest customers represented approximately 65.6% of our net sales for the period. We had one individual customer and one group of affiliated customers that each represented greater than 10% of our net sales during the six months ended July 1, 2007. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high-volume devices within a short period of time would adversely affect our business.

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

As of August 1, 2007, approximately 61.3% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We cannot assure you that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience significant work stoppages in future years or that we will not record significant charges related to those work stoppages.

We may incur costs to engage in future business combinations or strategic investments and the anticipated benefits of those transactions may not be realized.

As part of our business strategy, we may seek to enter into business combinations, investments, joint ventures and other strategic alliances with other companies in order to maintain and grow revenue and market presence as well as to provide us with access to technology, products and services. Those transactions would be accompanied by risks that may harm our business, such as difficulties in assimilating the operations, personnel and products of an acquired business or in realizing the projected benefits; disruption of our ongoing business; potential increases in our indebtedness and contingent liabilities; and charges if the acquired company or assets are later worth less than the amount paid for them pursuant to the acquisition of the Company’s business from Hynix Semiconductor Inc. on October 6, 2004. In addition, our senior secured credit facility and the indentures governing our notes may prohibit us from making acquisitions that we may otherwise wish to pursue.

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

Court Square Capital Partners, Francisco Partners L.P., and CVC Asia Pacific Limited own approximately 34.0%, 34.0% and 18.3%, respectively, of the outstanding voting interests in MagnaChip. By virtue of their ownership of these voting interests, and the securityholders’ agreement among MagnaChip and its unitholders, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the unitholders for approval, including the election of a majority of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets.

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

On May 4, 2007, a former executive of the Company exercised options to acquire 80,000 of our common units at a purchase price of $80,000.00. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, by reason of the fact that the offering was a limited private placement to one knowledgeable investor who agreed not to resell the securities to the public.

Item 6.	Exhibits.

Exhibit Number	Description
10.3.h	Waiver to Credit Agreement, dated as of August 13, 2007, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR LLC

Dated: August 9, 2007	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: August 9, 2007	By:	/s/ Robert J. Krakauer
Robert J. Krakauer
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.3.h	Waiver to Credit Agreement, dated as of August 13, 2007, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.