Form 10-Q
period 2007-09-30
MAGNACHIP SEMICONDUCTOR LLC
filed 2007-11-14
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007, the registrant had 52,831,721.5470 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$200,045	$171,283	$545,881	$582,039
Cost of sales	168,702	150,422	471,861	500,579

Gross profit	31,343	20,861	74,020	81,460

Selling, general and administrative expenses	23,644	22,812	71,904	66,368
Research and development expenses	33,437	32,016	101,089	95,868
Restructuring and impairment charges	—	264	12,084	93,948

Operating loss	(25,738)	(34,231)	(111,057)	(174,724)

Other income (expenses)
Interest expense, net	15,336	13,946	44,704	43,031
Foreign currency gain (loss), net	4,855	2,157	11,332	40,914

Loss before income taxes	(36,219)	(46,020)	(144,429)	(176,841)

Income tax expenses	2,547	1,698	6,643	6,831

Net loss	$(38,766)	$(47,718)	$(151,072)	$(183,672)

Dividends accrued on preferred units	3,010	2,731	8,863	8,070

Net loss attributable to common units	$(41,776)	$(50,449)	$(159,935)	$(191,742)

Net loss per common units - Basic and diluted	$(0.79)	$(0.96)	$(3.03)	$(3.62)

Weighted average number of units - Basic and diluted	52,814,383	52,720,976	52,769,273	52,975,152

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$61,934	$89,173
Accounts receivable, net	124,342	76,665
Inventories, net	94,100	57,846
Other receivables	7,050	6,754
Other current assets	10,775	13,626

Total current assets	298,201	244,064

Property, plant and equipment, net	281,022	336,279
Intangible assets, net	115,496	139,729
Other non-current assets	47,541	49,981

Total assets	$742,260	$770,053

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$121,221	$62,399
Other accounts payable	31,713	32,423
Accrued expenses	30,181	23,647
Short-term borrowings	50,601	—
Other current liabilities	5,162	2,980

Total current liabilities	238,878	121,449

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	72,307	62,836
Other non-current liabilities	7,039	2,935

Total liabilities	1,068,224	937,220

Commitments and contingencies
Series A redeemable convertible preferred units; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at September 30, 2007 and December 31, 2006	—	—
Series B redeemable convertible preferred units; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at September 30, 2007 and December 31, 2006	126,237	117,374

Total redeemable convertible preferred units	126,237	117,374

Unitholders’ equity
Common units; 65,000,000 units authorized, 52,831,722 and 52,720,784 units issued and outstanding at September 30, 2007 and December 31, 2006	52,832	52,721
Additional paid-in capital	2,698	2,451
Accumulated deficit	(531,803)	(370,314)
Accumulated other comprehensive income	24,072	30,601

Total unitholders’ equity	(452,201)	(284,541)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$742,260	$770,053

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Unitholders’ Equity

(Unaudited; in thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total
	Units	Amount
Three months ended September 30, 2007
Balance at July 2, 2007	52,800,784	$52,801	$2,521	$(490,027)	$26,143	$(408,562)
Exercise of unit options	30,938	31	—	—	—	31
Unit-based compensation	—	—	177	—	—	177
Dividends accrued on preferred units	—	—	—	(3,010)	—	(3,010)
Comprehensive income (loss):
Net loss	—	—	—	(38,766)	—	(38,766)
Fair valuation of derivatives	—	—	—	—	(1,326)	(1,326)
Foreign currency translation adjustments	—	—	—	—	(745)	(745)

Total comprehensive loss						(40,837)

Balance at September 30, 2007	52,831,722	$52,832	$2,698	$(531,803)	$24,072	$(452,201)

Nine months ended September 30, 2007
Balance at January 1, 2007	52,720,784	$52,721	$2,451	$(370,314)	$30,601	$(284,541)
Exercise of unit options	110,938	111	—	—	—	111
Unit-based compensation	—	—	247	—	—	247
Dividends accrued on preferred units	—	—	—	(8,863)	—	(8,863)
Impact on beginning accumulated deficit upon adoption of FIN 48	—	—	—	(1,554)	—	(1,554)
Comprehensive income (loss):
Net loss	—	—	—	(151,072)	—	(151,072)
Fair valuation of derivatives	—	—	—	—	(2,260)	(2,260)
Foreign currency translation adjustments	—	—	—	—	(4,269)	(4,269)

Total comprehensive loss						(157,601)

Balance at September 30, 2007	52,831,722	$52,832	$2,698	$(531,803)	$24,072	$(452,201)

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Unitholders’ Equity

(Unaudited; in thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total
	Units	Amount
Three months ended October 1, 2006
Balance at July 2, 2006	52,720,784	$52,721	$2,311	$(271,385)	$36,546	$(179,807)
Exercise of unit options	4,375	4	2	—	—	6
Repurchase of units issued	(4,375)	(4)	(2)	—	—	(6)
Unit-based compensation	—	—	67	—	—	67
Dividends accrued on preferred units	—	—	—	(2,731)	—	(2,731)
Comprehensive income (loss):
Net loss	—	—	—	(47,718)	—	(47,718)
Fair valuation of derivatives	—	—	—	—	(3,223)	(3,223)
Foreign currency translation adjustments	—	—	—	—	(1,648)	(1,648)

Total comprehensive loss						(52,589)

Balance at October 1, 2006	52,720,784	$52,721	$2,378	$(321,834)	$31,675	$(235,060)

Nine months ended October 1, 2006
Balance at January 1, 2006	53,091,570	$53,092	$2,169	$(130,092)	$28,347	$(46,484)
Exercise of unit options	46,062	46	42	—	—	88
Repurchase of units issued	(416,848)	(417)	(3)	—	—	(420)
Unit-based compensation	—	—	170	—	—	170
Dividends accrued on preferred units	—	—	—	(8,070)	—	(8,070)
Comprehensive income (loss):
Net loss	—	—	—	(183,672)	—	(183,672)
Fair valuation of derivatives	—	—	—	—	87	87
Foreign currency translation adjustments	—	—	—	—	3,241	3,241

Total comprehensive loss						(180,344)

Balance at October 1, 2006	52,720,784	$52,721	$2,378	$(321,834)	$31,675	$(235,060)

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands of US dollars)

	Nine months ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities
Net loss	$(151,072)	$(183,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	138,787	145,481
Provision for severance benefits	13,985	10,031
Amortization of debt issuance costs	2,913	2,760
Gain on foreign currency translation, net	(9,623)	(43,297)
Impairment charges	10,106	92,540
Other	361	1,443
Changes in operating assets and liabilities
Accounts receivable	(46,487)	36,804
Inventories	(34,528)	34,495
Other receivables	(212)	3,230
Deferred tax assets	655	1,405
Accounts payable	56,699	(39,955)
Other accounts payable	(5,012)	(16,870)
Accrued expenses	6,118	2,879
Other current assets	8,242	(1,255)
Other current liabilities	2,939	(5,100)
Payment of severance benefits	(5,913)	(7,116)
Other	(1,183)	2,768

Net cash provided by (used in) operating activities	(13,225)	36,571

Cash flows from investing activities
Purchase of plant, property and equipment	(63,967)	(26,274)
Payments for intellectual property registration	(955)	(1,746)
Proceeds from disposal of plant, property and equipment	278	2,748
Proceeds from disposal of intangible assets	—	2,801
Decrease in restricted cash	—	2,985
Other	208	(700)

Net cash used in investing activities	(64,436)	(20,186)

Cash flows from financing activities
Exercise of unit options	111	88
Repurchase of common units	—	(420)
Proceeds from short-term borrowings	70,397	—
Repayment of short-term borrowings	(20,000)	—

Net cash provided by (used in) financing activities	50,508	(332)
Effect of exchange rates on cash and cash equivalents	(86)	4,862

Net increase (decrease) in cash and cash equivalents	(27,239)	20,915

Cash and cash equivalents
Beginning of the period	89,173	86,574

End of the period	$61,934	$107,489

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the information required to be set forth therein. All inter-company accounts and transactions have been eliminated. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 30, 2007. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

2. Inventories

Inventories as of September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
Finished goods	$23,010	$16,169
Semi-finished goods and work-in-process	72,517	39,492
Raw materials	9,259	11,774
Materials in-transit	1,581	2,063
Less: valuation allowances	(12,267)	(11,652)

Inventories, net	$94,100	$57,846

3. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2007 and December 31, 2006 comprise the following:

	September 30, 2007	December 31, 2006
Buildings and related structures	$154,619	$162,383
Machinery and equipment	425,973	369,683
Vehicles and others	53,321	42,772

	633,913	574,838
Less: accumulated depreciation	(365,596)	(252,814)
Land	12,705	12,481
Construction in-progress	—	1,774

Property, plant and equipment, net	$281,022	$336,279

4. Intangible Assets

Intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Technology	$21,672	$21,289
Customer relationships	172,817	170,209
Goodwill	14,245	15,095
Intellectual property assets	9,991	9,742
Less: accumulated amortization	(103,229)	(76,606)

Intangible assets, net	$115,496	$139,729

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

Changes in accrued warranty liabilities are as follows:

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Beginning balance	$180	$207	$112	$1,036
Addition to (reversal of) warranty reserve	40	12	346	(563)
Payments made	(31)	(69)	(272)	(377)
Translation adjustments	1	2	4	56

Ending balance	$190	$152	$190	$152

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

Presently, borrowings under the credit agreement bear interest equal to the 3-month London Inter-bank Offering Rate (“LIBOR”) plus 4.75% or Alternate Base Rate (“ABR”) plus 3.75%. Additionally, the Company is required to pay the administrative agent for the account of each lender a commitment fee equal to 0.5% on the average daily unused amount of the commitment of each Lender during the period from December 23, 2004 to but excluding the date on which such commitments terminate. At September 30, 2007, the Company had borrowed $50.6 million under this credit agreement.

Borrowings under the senior secured credit facility are subject to significant conditions, including compliance with financial ratios and other covenants and obligations.

On September 28, 2007, the Company entered into the Eighth Amendment to Credit Agreement, dated as of September 28, 2007 (the “Eighth Amendment”), with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent. Under the Eighth Amendment, among other things, the financial covenants regarding total leverage, interest coverage, capital expenditure limitations and minimum levels of EBITDA and liquidity were modified. In addition, the monthly requirement of the obligors to provide certain financial and other reports to the lenders were modified.

Details of short-term borrowings as of September 30, 2007 are presented as below:

	Maturity	Annual interest rate (%)	Amount of principal
Euro dollar Revolving Loan	2007-12-21	3 month LIBOR + 4.75	$20,000
ABR Revolving Loan	2007-12-28	ABR + 3.75	20,000
Banker’s Usance			10,601

			$50,601

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

Details of long-term borrowings as of September 30, 2007 and December 31, 2006 are presented as below:

	Maturity	Annual interest rate (%)	Amount of principal
Floating Rate Second Priority Senior Secured Notes	2011	3 month LIBOR + 3.250	$300,000
6 7/8% Second Priority Senior Secured Notes	2011	6.875	200,000
8% Senior Subordinated Notes	2014	8.000	250,000

			$750,000

The senior secured revolving credit facility and Second Priority Senior Secured Notes are collateralized by substantially all of the assets of the Company. The notes are due in full upon maturity.

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

As of September 30, 2007, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of September 30, 2007, the Company and its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of the Second Priority Senior Secured Notes and Senior Subordinated Notes.

Interest Rate Swap

Effective June 27, 2005, the Company entered into an interest rate swap agreement (the “Swap”) that converted the variable interest rate of three-month LIBOR plus 3.25% to a fixed interest rate of 7.34% on the Company’s Floating Rate Second Priority Senior Secured Notes (the “Notes”). This Swap will be in effect until June 15, 2008.

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

For the nine-month period ended September 30, 2007, the Company recorded changes in the fair value of the Swap amounting to $2,260 thousand, under other comprehensive income in the accompanying condensed consolidated financial statements. In addition, during the same period, the Company recognized interest income of $2,888 thousand, which represents the differences between fixed and variable rates.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

8. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standards Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2007, 96% of all employees of the Company were eligible for severance benefits.

Changes in the carrying value of accrued severance benefits are as follows:

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Beginning balance	$70,182	$60,793	$64,642	$56,967
Provisions	4,605	4,675	13,985	10,031
Severance payments	(1,511)	(2,557)	(5,913)	(7,116)
Effect of foreign currency translation and other	763	669	1,325	3,698

Ending balance	74,039	63,580	74,039	63,580

Less: Cumulative contributions to the National Pension Fund	(813)	(866)	(813)	(866)
Group Severance insurance plan	(919)	(936)	(919)	(936)

	$72,307	$61,778	$72,307	$61,778

The severance benefits are funded approximately 2.34% and 2.83% as of September 30, 2007 and October 1, 2006, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company expects to pay the following future benefits to its employees upon their normal retirement age:

Severance benefit
2008	$—
2009	71
2010	228
2011	81
2012	161
2013 – 2017	5,289

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

Changes in Series B for the three and nine months ended September 30, 2007 and October 1, 2006 are as follows:

	Three months ended
	September 30, 2007		October 1, 2006
	Units	Amount	Units	Amount
Beginning of period	93,997	$123,227	93,997	$111,801
Accrual of preferred dividends	—	3,010	—	2,731

End of period	93,997	$126,237	93,997	$114,532

	Nine months ended
	September 30, 2007		October 1, 2006
	Units	Amount	Units	Amount
Beginning of period	93,997	$117,374	93,997	$106,462
Accrual of preferred dividends	—	8,863	—	8,070

End of period	93,997	$126,237	93,997	$114,532

The Series B were issued to the original purchasers of the Company in 2004. Holders of Series B receive dividends which are cumulative, whether or not earned or declared by the board of directors. The cumulative cash dividends accrue at the rate of 10% per unit per annum on the Series B original issue price, compounded semi-annually.

10. Earnings per Unit

The following table illustrates the computation of basic and diluted loss per common unit for the three-month and nine-month periods ended September 30, 2007 and October 1, 2006:

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net loss	$(38,766)	$(47,718)	$(151,072)	$(183,672)
Dividends to preferred unitholders	3,010	2,731	8,863	8,070

Net loss attributable to common units	$(41,776)	$(50,449)	$(159,935)	$(191,742)

Weighted-average common units outstanding	52,814,383	52,720,976	52,769,273	52,975,152

Basic and diluted loss per unit	$(0.79)	$(0.96)	$(3.03)	$(3.62)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The following outstanding redeemable convertible preferred units issued, options granted and warrants issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effect on the calculation:

	Nine months ended
	September 30, 2007	October 1, 2006
Redeemable convertible preferred units	93,997	93,997
Options	4,956,434	4,909,152
Warrant	—	5,079,254

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

11. Restructuring and Impairment Charges

Assets impairment

In the Second Quarter of 2007, the Company recognized impairment charges of $10,106 thousand under SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”). The Impairment charges were recorded related to the closure of the Company’s 5-inch wafer fabrication facility that has generated losses and no longer supported the Company’s strategic technology roadmap. In the Second Quarter of 2006, the Company recorded impairment charges of $92,540 thousand under SFAS No. 144. The impairment charges were recorded against one of the Company’s asset groups comprising of a fabrication facility and certain related technology and customer-based intangible assets, in the Company’s Image Solutions businesses.

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

Restructuring

In the second quarter of 2007, the Company recognized $1,978 thousand of restructuring under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The restructuring charges were related to the closure of the Company’s 5-inch wafer fabrication facilities to be completed within the next several months. These charges consist of one-time termination benefits, transfer of machinery and other associated costs. In the second quarter of 2006, the Company recorded restructuring charges of $1,144 thousand in accordance with SFAS No. 146. These charges were incurred in association with changes in the Company’s management and the early retirement of certain employees.

12. Uncertainty in Income Taxes

The Company, including its subsidiaries files income tax returns in Korea, Japan, Taiwan, U.S. and various other jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all years since the beginning of its operation in October 2004.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $1,554 thousand increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of accumulated deficits. The total amount of unrecognized tax benefits as of the date of adoption was $6,773 thousand and it is related to the temporary difference arising from timing of expensing certain inventories. There was no change in total amount of unrecognized tax benefits during the three months ended September 30, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $41 thousand and $121 thousand of interest and penalties, respectively, for the three and nine months ended September 30, 2007. Total interest and penalties accrued as of September 30, 2007 and as of the FIN No. 48 adoption date were $670 thousand and $530 thousand respectively.

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

The following sets forth information relating to the reportable segments:

	Three months ended
	September 30, 2007	October 1, 2006
Net Sales
Display Solutions	$79,344	$56,056
Imaging Solutions	22,425	12,691
Semiconductor Manufacturing Services	84,770	84,440
All other	13,506	18,096

Total segment net sales	$200,045	$171,283

Gross Profit
Display Solutions	$4,660	$5,238
Imaging Solutions	2,666	2,708
Semiconductor Manufacturing Services	17,184	5,037
All other	6,833	7,878

Total segment gross profit	$31,343	$20,861

	Nine months ended
	September 30, 2007	October 1, 2006
Net Sales
Display Solutions	$223,327	$215,116
Imaging Solutions	51,568	47,691
Semiconductor Manufacturing Services	217,611	280,838
All other	53,375	38,394

Total segment net sales	$545,881	$582,039

Gross Profit
Display Solutions	$19,885	$31,308
Imaging Solutions	2,517	(5,302)
Semiconductor Manufacturing Services	31,747	46,259
All other	19,871	9,195

Total segment gross profit	$74,020	$81,460

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

14. Commitments and Contingencies

Advisory agreements were entered into as of October 6, 2004 by and between the Company and each of the advisors including Court Square Advisor, LLC (successor in interest to CVC Management LLC) (“Court Square”), CVC Capital Partners Asia Limited (“CVC Capital”) and Francisco Partners Management LLC (“Francisco Partners”). The Company was to pay each of Court Square and Francisco Partners an annual advisory fee the amount of which shall be the greater of $1,379,163 per annum or 0.14777% per annum of annual consolidated revenue, and is also to pay CVC Capital an annual advisory fee the amount of which shall be the greater of $741,673 per annum or 0.07946% per annum of annual consolidated revenue plus reasonable out-of-pocket expenses for an initial term of 10 years, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. During the year ended December 31, 2005 and the three-month period ended December 31, 2004 (successor company), the Company accrued $3,545 thousand and $890 thousand of accrued expenses under these agreements, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements. During the year ended December 31, 2006, due to lower financial performances, the advisors agreed to waive the advisory fee and, therefore, the Company did not accrue any expenses. Effective June 30, 2007, the parties to the advisory agreements entered into that certain the First Amendment to Advisory Agreement under which all rights and obligations of the parties terminate except for indemnity and liability provisions. The Amendment provides that upon a sale of the Company to an unaffiliated third party or a firmly underwritten public offering of common equity of the Company with net proceeds of $50 million or more, the Company must pay a termination fee to the advisors in the amount of all advisory fees not paid under the advisory agreements plus the net present value of all advisory fees that would have been payable through October 6, 2014 had the advisory agreements not been amended.

The Company has committed to its employees that it will pay an incentive to all non-executive employees upon the occurrence of certain specified events.

15. Condensed Consolidating Financial Statements

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

Below are condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, condensed consolidating statements of operations for the three months and nine months ended September 30, 2007 and October 1, 2006 and condensed consolidating statement of cash flows for the nine months ended September 30, 2007 and October 1, 2006 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$197,287	$98,087	$(95,329)	$200,045
Cost of sales	—	—	170,083	86,651	(88,032)	168,702

Gross profit	—	—	27,204	11,436	(7,297)	31,343

Selling, general and administrative expenses	76	365	19,741	3,589	(127)	23,644
Research and development expenses	—	—	33,737	6,456	(6,756)	33,437
Restructuring and impairment charge	—	—	—	—	—	—

Operating income (loss)	(76)	(365)	(26,274)	1,391	(414)	(25,738)

Other income (expense)	1	7,142	(8,030)	(9,594)	—	(10,481)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(75)	6,777	(34,304)	(8,203)	(414)	(36,219)

Income tax expenses	—	43	81	2,423	—	2,547

Loss before equity in loss of related investment	(75)	6,734	(34,385)	(10,626)	(414)	(38,766)

Earnings (loss) of related investment	(38,691)	(45,603)	—	(34,782)	119,076	—

Net loss	$(38,766)	$(38,869)	$(34,385)	$(45,408)	$118,662	$(38,766)

Dividends accrued on preferred units	3,010	—	—	—	—	3,010

Net loss attributable to common units	$(41,776)	$(38,869)	$(34,385)	$(45,408)	$118,662	$(41,776)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$532,544	$235,186	$(221,849)	$545,881
Cost of sales	—	—	471,123	204,483	(203,745)	471,861

Gross profit	—	—	61,421	30,703	(18,104)	74,020

Selling, general and administrative expenses	321	926	60,448	10,272	(63)	71,904
Research and development expenses	—	—	101,813	16,681	(17,405)	101,089
Restructuring and impairment charge	—	—	12,084	—	—	12,084

Operating income (loss)	(321)	(926)	(112,924)	3,750	(636)	(111,057)

Other income (expense)	1	4,512	(28,045)	(9,840)	—	(33,372)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(320)	3,586	(140,969)	(6,090)	(636)	(144,429)

Income tax expenses	—	128	115	6,400	—	6,643

Loss before equity in loss of related investment	(320)	3,458	(141,084)	(12,490)	(636)	(151,072)

Loss of related investment	(150,752)	(154,605)	—	(141,451)	446,808	—

Net loss	$(151,072)	$(151,147)	$(141,084)	$(153,941)	$446,172	$(151,072)

Dividends accrued on preferred units	8,863	—	—	—	—	8,863

Net loss attributable to common units	$(159,935)	$(151,147)	$(141,084)	$(153,941)	$446,172	$(159,935)

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

September 30, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$278	$22,091	$34,888	$4,677	$—	$61,934
Accounts receivable, net	—	—	127,648	56,286	(59,592)	124,342
Inventories, net	—	—	89,563	5,042	(505)	94,100
Other receivables	—	718	6,349	19,732	(19,749)	7,050
Short-term inter-company loans	—	20,000	—	20,000	(40,000)	—
Other current assets	1	15,773	11,048	10,700	(26,747)	10,775

Total current assets	279	58,582	269,496	116,437	(146,593)	298,201

Property, plant and equipment, net	—	—	278,077	2,945	—	281,022
Intangible assets, net	—	—	96,477	19,202	(183)	115,496
Investments in subsidiaries	(326,133)	(406,325)	—	(225,189)	957,647	—
Long-term inter-company loans	—	804,809	—	634,445	(1,439,254)	—
Other non-current assets	—	16,942	41,417	9,814	(20,632)	47,541

Total assets	$(325,854)	$474,008	$685,467	$557,654	$(649,015)	$742,260

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$128,517	$52,296	$(59,592)	$121,221
Other accounts payable	—	5	49,234	2,223	(19,749)	31,713
Accrued expenses	110	11,674	24,264	17,657	(23,524)	30,181
Short-term Borrowings	—	40,000	30,601	20,000	(40,000)	50,601
Other current liabilities	—	462	2,913	5,010	(3,223)	5,162

Total current liabilities	110	52,141	235,529	97,186	(146,088)	238,878

Long-term borrowings	—	750,000	621,000	818,254	(1,439,254)	750,000
Accrued severance benefits, net	—	—	71,878	429	—	72,307
Other non-current liabilities	—	—	5,287	22,384	(20,632)	7,039

Total liabilities	110	802,141	933,694	938,253	(1,605,974)	1,068,224
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	126,237	—	—	—	—	126,237

Total redeemable convertible preferred units	126,237	—	—	—	—	126,237

Unitholders’ equity
Common units	52,832	136,229	39,005	55,778	(231,012)	52,832
Additional paid-in capital	2,698	1,629	155,618	107,659	(264,906)	2,698
Accumulated deficit	(531,803)	(490,813)	(465,996)	(567,983)	1,524,792	(531,803)
Accumulated other comprehensive income	24,072	24,822	23,146	23,947	(71,915)	24,072

Total unitholders’ equity	(452,201)	(328,133)	(248,227)	(380,599)	956,959	(452,201)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(325,854)	$474,008	$685,467	$557,654	$(649,015)	$742,260

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$321	$892	$72,608	$15,352	$—	$89,173
Accounts receivable, net	—	—	86,488	34,971	(44,794)	76,665
Inventories, net	—	—	55,676	2,208	(38)	57,846
Other receivables	—	718	5,244	28,133	(27,341)	6,754
Other current assets	58	15,862	12,843	6,692	(21,829)	13,626

Total current assets	379	17,472	232,859	87,356	(94,002)	244,064

Property, plant and equipment, net	—	—	334,809	1,470	—	336,279
Intangible assets, net	—	—	117,101	22,628	—	139,729
Investments in subsidiaries	(167,545)	(246,126)	—	(77,489)	491,160	—
Long-term inter-company loans	—	791,648	—	633,987	(1,425,635)	—
Other non-current assets	—	21,349	41,972	9,702	(23,042)	49,981

Total assets	$(167,166)	$584,343	$726,741	$677,654	$(1,051,519)	$770,053

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$67,002	$40,191	$(44,794)	$62,399
Other accounts payable	—	6	51,803	7,955	(27,341)	32,423
Accrued expenses	1	3,135	22,040	17,078	(18,607)	23,647
Other current liabilities	—	333	1,844	4,025	(3,222)	2,980

Total current liabilities	1	3,474	142,689	69,249	(93,964)	121,449

Long-term borrowings	—	750,000	621,000	804,635	(1,425,635)	750,000
Accrued severance benefits, net	—	—	62,550	286	—	62,836
Other non-current liabilities	—	—	1,191	24,786	(23,042)	2,935

Total liabilities	1	753,474	827,430	898,956	(1,542,641)	937,220
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	117,374	—	—	—	—	117,374

Total redeemable convertible preferred units	117,374	—	—	—	—	117,374

Unitholders’ equity
Common units	52,721	136,229	39,005	55,778	(231,012)	52,721
Additional paid-in capital	2,451	1,401	155,415	108,239	(265,055)	2,451
Accumulated deficit	(370,314)	(338,112)	(323,358)	(412,488)	1,073,958	(370,314)
Accumulated other comprehensive income	30,601	31,351	28,249	27,169	(86,769)	30,601

Total unitholders’ equity	(284,541)	(169,131)	(100,689)	(221,302)	491,122	(284,541)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(167,166)	$584,343	$726,741	$677,654	$(1,051,519)	$770,053

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(151,072)	$(151,147)	$(141,084)	$(153,941)	$446,172	$(151,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	135,507	3,280	—	138,787
Provision for severance benefits	—	—	13,857	128	—	13,985
Amortization of debt issuance costs	—	2,180	733	—	—	2,913
(Gain) loss on foreign currency translation, net	—	(13,161)	(10,042)	13,580	—	(9,623)
Impairment charges	—	—	10,130	—	(24)	10,106
Loss of related investment	150,752	154,605	—	141,451	(446,808)	—
Other	—	—	238	123	—	361
Changes in operating assets and liabilities:
Accounts receivable	—	—	(40,196)	(21,089)	14,798	(46,487)
Inventories	—	—	(32,252)	(2,742)	466	(34,528)
Other receivables	—	—	(1,017)	8,397	(7,592)	(212)
Deferred tax assets	—	—	—	655	—	655
Accounts payable	—	—	59,565	11,932	(14,798)	56,699
Other accounts payable	—	—	(7,710)	(4,894)	7,592	(5,012)
Accrued expenses	110	8,539	1,838	548	(4,917)	6,118
Other current assets	58	89	9,364	(3,792)	2,523	8,242
Other current liabilities	—	128	1,028	(602)	2,385	2,939
Payment of severance benefits	—	—	(5,913)	—	—	(5,913)
Other	—	(34)	(55)	(1,696)	602	(1,183)

Net cash provided by (used in) operating activities	(152)	1,199	(6,009)	(8,662)	399	(13,225)

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(62,285)	(1,682)	—	(63,967)
Payment for intellectual property registration	—	—	(1,115)	(34)	194	(955)
Proceeds from disposal of plant, property and equipment	—	—	699	(421)	—	278
Increase in short-term loans	—	(20,000)	—	(20,000)	40,000	—
Other	—	—	787	(579)	—	208

Net cash provided by (used in) investing activities	—	(20,000)	(61,914)	(22,716)	40,194	(64,436)

Cash flows from financing activities:
Exercise of unit options	111	—	—	—	—	111
Proceeds from short-term borrowings	—	40,000	30,397	20,000	(20,000)	70,397
Repayment of short-term borrowings	—	—	—	—	(20,000)	(20,000)

Net cash provided by (used in) financing activities	111	40,000	30,397	20,000	(40,000)	50,508
Effect of exchange rates on cash and cash equivalents	(2)	—	(194)	703	(593)	(86)

Net increase (decrease) in cash and cash equivalents	(43)	21,199	(37,720)	(10,675)	—	(27,239)

Cash and cash equivalents:
Beginning of the period	321	892	72,608	15,352	—	89,173

End of the period	$278	$22,091	$34,888	$4,677	$—	$61,934

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section and the “Risk Factors” and elsewhere in this report.

All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information or future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview

We are an Asia-based designer and manufacturer of analog and mixed-signal semiconductor products for high volume consumer applications, such as mobile phones, digital televisions, flat panel displays, notebook computers, mobile multimedia devices and digital cameras. Our analog and mixed-signal semiconductor products and services enable the high resolution display of images and video, conversion of analog signals, such as light and sound, into digital data as well as manage power consumption. Our display driver solutions cover a wide range of display sizes used in high definition liquid crystal display, or LCD, televisions, flat panel displays, notebook computers and mobile communications and entertainment devices. Our image sensor solutions are highly integrated and designed to provide brighter, sharper and more colorful image quality in a variety of light conditions for use primarily in mobile handset, PC and notebook computer camera applications and security systems. We have also utilized our technology platform and manufacturing process expertise to design power management solutions in order to expand our market opportunity and address more of our customers’ needs. We offer semiconductor manufacturing services to providers of analog and mixed-signal semiconductors that require differentiated, specialty process technologies such as high voltage CMOS, embedded memory and power.

The variety of analog and mixed-signal semiconductor products and services we offer is based on a technology platform that allows us to address multiple end markets and to develop and introduce new products quickly. With manufacturing operations in Korea and design centers in Korea and Japan, our proximity to the global consumer electronics supply chain allows us to service and capture additional demand from existing and new customers. Our manufacturing integration and broad intellectual property enable us to respond quickly to our consumer electronics and semiconductor customers’ needs.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. Additionally, we have a fourth operating segment, Power Solutions, from which we expect to begin earning revenues in 2008. We have identified those segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions segment offers flat panel display drivers for a wide range of small to large panel displays used in digital televisions, mobile phones, LCD monitors, notebook computers and mobile multimedia devices, such as handheld games. Our products cover a broad range of interfaces, packages and technologies including AMOLED, LTPS and TFT technologies.

•

Imaging Solutions: Our Imaging Solutions segment covers a broad spectrum of videographics array, or VGA; 1.3, 2.1 and 3.2 megapixel, or MP; CMOS image sensors for large and rapidly growing camera-equipped applications, such as mobile handsets, PCs, digital cameras, notebook computers and security cameras. Our image sensors are designed to provide brighter, sharper and more colorful image quality for use primarily in applications that require a small form factor, low power consumption and high sensitivity in a variety of light conditions.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment manufactures wafers for analog and mixed-signal semiconductor companies based on their designs. We offer 170 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services offering is targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high growth and high volume applications in the consumer, computing, wireless and industrial end markets.

Results of Operations – Comparison of Three-Month Periods Ended September 30, 2007 and October 1, 2006.

The following table sets forth consolidated results of operations for the three months ended September 30, 2007 and October 1, 2006:

	Three months ended September 30, 2007		Three months ended October 1, 2006
	Amount	% of net sales	Amount	% of net sales	Change Amount
	(in millions; %)
Net sales	$200.0	100.0%	$171.3	100.0%	$28.7
Cost of sales	168.7	84.4	150.4	87.8	18.3

Gross profit	31.3	15.6	20.9	12.2	10.4

Selling, general and administrative expenses	23.6	11.8	22.8	13.3	0.8
Research and development expenses	33.4	16.7	32.0	18.7	1.4
Restructuring and impairment charges	—	—	0.3	0.2	(0.3)

Operating loss	(25.7)	(12.9)	(34.2)	(20.0)	8.5
Interest expense, net	15.3	7.7	13.9	8.1	(1.4)
Foreign currency gain, net	4.9	2.5	2.2	1.3	2.7

Loss before income taxes	(36.2)	(18.2)	(46.0)	(26.9)	9.8
Income tax expenses	2.5	1.3	1.7	1.0	0.8

Net loss	$(38.8)	(19.5)%	$(47.7)	(27.9)%	$8.9

Net Sales

	Three months ended September 30, 2007		Three months ended October 1, 2006
	Amount	% of total	Amount	% of net sales	Change Amount
	(in millions; %)
Display Solutions	$79.3	39.7%	$56.1	32.7%	$23.2
Imaging Solutions	22.4	11.2	12.7	7.4	9.7
Semiconductor Manufacturing Services	84.8	42.4	84.4	49.3	0.4
All other	13.5	6.7	18.1	10.6	(4.6)

	$200.0	100.0%	$171.3	100.0%	$28.7

We derive a majority of our net sales from three operating segments: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. The “All other” category represents certain business activities other than these business segments, principally composed of rental and unit processing.

Total net sales for the three months ended September 30, 2007 increased $28.7 million, or 16.8% compared to the three months ended October 1, 2006. Net sales generated in the three operating segments during the most recently completed quarter were $186.5 million, an increase of $33.3 million or 21.7% from the net sales of the three operating segments for the prior-year quarter.

Display Solutions. Net sales from Display Solutions for the three months ended September 30, 2007 were $79.3 million, a $23.2 million or 41.4% increase from $56.1 million for the three months ended October 1, 2006. This sales increase in our display driver business was primarily attributable to higher volume from both new products and new customers as well as higher volume from existing design wins.

Imaging Solutions. Imaging Solutions net sales increased $9.7 million in the most recently completed quarter, or 76.4% compared to net sales generated in the prior-year quarter. This sales increase in our imaging solution business was primarily attributable to an increase in small form factor VGA product sales and 1.3 megapixel design wins.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the third quarter of 2007 were $84.8 million, a $0.4 million or 0.5% slight increase compared to net sales of $84.4 million for the prior-year quarter. This increase was due to an increase in sales volume and the addition of several new customers.

All other. Net sales from All other for the three months ended September 30, 2007 were $13.5 million compared to $18.1 million for the three months ended October 1, 2006.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region, and the percentage of total net sales represented by each geographic region for each of the three months ended September 30, 2007 and October 1, 2006:

	Three months ended September 30, 2007		Three months ended October 1, 2006
	Amount	% of Total	Amount	% of Total
	(in millions; %)
Korea	$102.2	51.1%	$90.7	52.9%
Asia Pacific	53.5	26.8	39.1	22.8
Japan	21.9	11.0	21.1	12.3
North America	16.1	8.0	15.7	9.2
Europe	6.3	3.1	4.7	2.8

Total net revenues	$200.0	100.0%	$171.3	100.0%

Gross Profit

	Three months ended September 30, 2007		Three months ended October 1, 2006
	Amount	% of net sales	Amount	% of net sales	Change Amount
	(in millions; %)
Display solutions	$4.7	5.8%	$5.2	9.3%	$(0.5)
Imaging solutions	2.7	12.1	2.7	21.3	0.0
Semiconductor Manufacturing Services	17.2	20.3	5.0	5.9	12.2
All other	6.8	50.4	7.9	43.6	(1.1)

	$31.3	15.6%	$20.9	12.2%	$10.4

Total gross profit increased $10.4 million in the third quarter of 2007, or 49.8%, compared to the gross profit generated in the third quarter of 2006. Gross profit percentage for the most recently completed quarter was 15.6% of net sales, an increase of 3.4% from 12.2% for the prior-year quarter. This increase in gross profit percentage was mainly attributable to higher utilization of our fabrication facilities.

Display Solutions. Gross profit percentage for Display Solutions for the three months ended September 30, 2007 declined to 5.8% compared to 9.3% for the three months ended October 1, 2006. This decline in gross profit percentage was primarily attributable to average selling price erosion.

Imaging Solutions. Gross profit percentage for Imaging Solutions for the three months ended September 30, 2007 declined to 12.1% compared to 21.3% for the three months ended October 1, 2006. This decline in gross profit percentage was mainly due to a decrease in average selling price, coupled with product mix changes.

Semiconductor Manufacturing Services. Gross profit for Semiconductor Manufacturing Services increased to 20.3% in the third quarter of 2007 from 5.9% in the third quarter of 2006. The improvement in gross profit percentage was attributable to reduced fixed costs arising out of the higher utilization of our fabrication facilities.

All other. Gross profit percentage for All other for the current period increased to 50.4% from 43.6% in the third quarter of 2006. This improvement in gross profit percentage was mainly due to higher factory utilization compared to the prior year’s third quarter.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $23.6 million or 11.8% of net sales for the three months ended September 30, 2007, compared to $22.8 million or 13.3% for the three months ended October 1, 2006. The increase of $0.8 million or 3.5% from the prior-year quarter was mainly attributable to increased employee compensation and benefits.

Research and Development Expenses. Research and development expenses for the most recently completed quarter were $33.4 million, an increase of $1.4 million or 4.4% from $32.0 million for the prior year quarter. As a percentage of net sales, research and development expenses for the most recently completed quarter decreased to 16.7% compared to 18.7% for the prior-year quarter.

Restructuring and Impairment Charges. During the three months ended October 1, 2006, we recorded restructuring charges of $0.3 million. The restructuring charges related to termination benefits provided to certain employees under an early retirement program.

Net Interest Expense and Net Foreign Currency Gain or Loss

Net Interest Expense. Net interest expense was $15.3 million during the three-month period ended September 30, 2007, an increase of $1.4 million from $13.9 million for the three-month period ended October 1, 2006. Substantially all of our interest expense was used to serve our long-term borrowings of $750.0 million and drawings under our senior secured credit facility at a weighted-average interest rate of 7.81%. The increase in net interest expense was mainly due to a decrease in interest income from financial assets including cash and cash equivalents.

Net Foreign Currency Gain or Loss. Net foreign currency gain for the three months ended September 30, 2007 was $4.9 million, compared to net foreign currency gain of $2.2 million for the three months ended October 1, 2006. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korea subsidiary and is affected by changes in the exchange rate between the Korean won and U.S. dollar.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the most recently completed quarter were $2.5 million, compared to income tax expenses of $1.7 million for the same quarter of 2006. Our income tax expenses are mostly composed of withholding taxes on inter-company interest payments and changes in deferred tax assets. Due to the uncertainty of utilization of foreign tax credits, we treated these withholding taxes as current tax expenses.

Results of Operations – Comparison of nine months ended September 30, 2007 and October 1, 2006

The following table sets forth consolidated results of operations for the nine months ended September 30, 2007 and October 1, 2006:

	Nine months ended September 30, 2007		Nine months ended October 1, 2006		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Net sales	$545.9	100.0%	$582.0	100.0%	$(36.2)
Cost of sales	471.9	86.4	500.6	86.0	(28.7)

Gross profit	74.0	13.6	81.5	14.0	(7.4)

Selling, general and administrative expenses	71.9	13.2	66.4	11.4	5.5
Research and development expenses	101.1	18.5	95.9	16.5	5.2
Restructuring and impairment charges	12.1	2.2	93.9	16.1	(81.9)

Operating loss	(111.1)	(20.3)	(174.7)	(30.0)	63.7
Interest expense, net	44.7	8.2	43.0	7.4	(1.7)
Foreign currency gain, net	11.3	2.1	40.9	7.0	(29.6)

Loss before income taxes	(144.4)	(26.4)	(176.8)	(30.4)	32.4
Income tax expenses	6.6	1.2	6.8	1.2	(0.2)

Net loss	$(151.1)	(27.7)%	$(183.7)	(31.6)%	$32.6

Net Sales
	Nine months ended September 30, 2007		Nine months ended October 1, 2006		Change Amount
	Amount	% of Total	Amount	% of total
	(in millions; %)
Display Solutions	$223.3	40.9%	$215.1	37.0%	$8.2
Imaging Solutions	51.6	9.5	47.7	8.2	3.9
Semiconductor Manufacturing Services	217.6	39.9	280.8	48.3	(63.2)
All other	53.4	9.8	38.4	6.6	15.0

	$545.9	100.0%	$582.0	100.0%	$(36.2)

Net sales for the nine months ended September 30, 2007 decreased $36.2 million, or 6.2% compared to the nine months ended October 1, 2006. Net sales generated in the three operating segments during the current period were $492.5 million, a decrease of $51.1 million or 9.4% from the net sales of our three reportable segments for the prior-year period, primarily due to a decrease in sales in the Semiconductor Manufacturing Services segment offset by an increase in sales from the Display Solutions and Imaging Solutions segments.

Display Solutions.    Net sales from Display Solutions for the nine months ended September 30, 2007 were $223.3 million, a $8.2 million or 3.8% increase from $215.1 million for the nine months ended October 1, 2006. The increase resulted primarily from increased sales volume of our display driver products for LCD televisions and PC monitors and was partially offset by decrease in average selling prices of our display driver products for notebook computers and small panel displays.

Imaging Solutions.    Net sales from Imaging Solutions increased $3.9 million in the current period, or 8.2%, compared to net sales generated in the prior-year period. This increase was primarily due to significantly higher sales of small form factor VGA products and, to a lesser extent, higher 1.3 MP product sales due to an increase in market demand for mobile phones and PC cameras. This revenue increase from these products was partially offset by a sharp decrease in 1.0 MP product sales due to a shift in market demand to 1.3 MP products.

Semiconductor Manufacturing Services.    Net sales from Semiconductor Manufacturing Services for the nine months ended September 30, 2007 were $217.6 million, a $63.2 million, or a 22.5%, decrease compared to net sales of $280.8 million for the nine months ended October 1, 2006. This decrease was primarily due to a decline in sales volume as a result of higher inventory balances held by our customers in the analog and power end markets in the first quarter of 2007, as compared to the same period of the prior year and to a lesser extent, a decrease in the average selling prices of our products.

All other. Net sales from All other for the nine months ended September 30, 2007 were $53.4 million compared to $38.4 million for the nine months ended October 1, 2006. This increase of $15.0 million substantially represents the revenue increase from our unit processing service.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for each of the nine months ended September 30, 2007 and October 1, 2006:

	Nine months ended September 30, 2007		Nine months ended October 1, 2006
	Amount	% of Total	Amount	% of Total
	(in millions; %)
Korea	$318.9	58.4%	$305.8	52.5%
Asia Pacific	129.7	23.8	142.4	24.5
Japan	45.2	8.3	66.7	11.5
North America	38.3	7.0	52.9	9.1
Europe	13.8	2.5	14.2	2.4

Total net revenues	$545.9	100.0%	$582.0	100.0%

Gross Profit

	Nine months ended September 30, 2007		Nine months ended October 1, 2006		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Display Solutions	$19.9	8.9%	$31.3	14.6%	$(11.4)
Imaging Solutions	2.5	4.9	(5.3)	(11.1)	7.8
Semiconductor Manufacturing Services	31.7	14.6	46.3	16.5	(14.5)
All other	19.9	37.2	9.2	24.0	10.7

	$74.0	13.6%	$81.5	14.0%	$(7.4)

Total gross profit decreased $7.4 million in the nine months ended September 30, 2007, or 9.1%, compared to the gross profit generated in the nine months ended October 1, 2006. Gross profit percentage for the nine months ended September 30, 2007 was 13.6% of net sales, a decrease of 0.4% from 14.0% for the nine months ended October 1, 2006. This decline in gross profit percentage was primarily attributable to an overall decrease in average selling prices.

Display Solutions.    Gross profit percentage for Display Solutions for the nine months ended September 30, 2007 declined to 8.9% compared to 14.6% for the nine months ended October 1, 2006. This decline in gross profit percentage was primarily attributable to a decrease in sales volume and the average selling price of small panel display products.

Imaging Solutions.    Gross profit percentage for the current period improved compared to the prior-year period primarily due to a decrease in depreciation and amortization expense resulting from impairment charges in the second quarter of 2006, offset in part by a decrease in average selling prices and increased material costs for small form factor VGA products.

Semiconductor Manufacturing Services.    Gross profit percentage for Semiconductor Manufacturing Services declined to 14.6% in the nine months ended September 30, 2007 from 16.5% in the nine months ended October 1, 2006. This decrease was primarily due to a decrease in average selling prices caused by a decline in customer demand and a shift in product mix.

All other.    Gross profit percentage for All other for the current period increased to 37.2% from 24.0% for the prior-year period. This improvement in gross profit percentage is primarily attributable to an increase in sales volume for unit processing and lower fixed costs per unit.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $71.9 million or 13.2% of net sales for the nine months ended September 30, 2007 compared to $66.4 million or 11.4% for the nine months ended October 1, 2006. The increase of $5.5 million or 8.3% from the prior-year period was mainly attributable to a charge taken for a settlement with a former subcontractor of $1.3 million. These increases were partially offset by decreases in depreciation and amortization expenses resulting from impairment charges taken during the second quarter of 2006.

Research and Development Expenses. Research and development expenses for the current period were $101.1 million, an increase of $5.2 million or 5.3% from $95.9 million for the prior year period mainly due to an increase in photomask usage of $3.4 million for new product development. This increase in research and development expenses essentially represented our focus on the introduction of new products. As a percentage of net sales, research and development expenses for the current period increased to 18.5% compared to 16.5% for the prior-year period.

Restructuring and Impairment Charges. During the nine months ended September 30, 2007, we recognized restructuring and impairment charges of $12.1 million, which consisted of $10.1 million of impairment charges under

FASB Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and $2.0 million of restructuring charges under FASB Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The impairment charges were recorded related to the closure of our five-inch wafer fabrication facility that has generated losses and no longer supports our strategic technology roadmap. This facility closing is expected to be completed within the next several months. During the nine months ended October 1, 2006, we determined, based on revised forecasts, that the projected demand for certain of our products in our Imaging Solutions business was significantly less than previously forecasted and that this decline was not temporary or seasonal. Therefore, we assessed whether there has been a material impairment of the asset group and recorded impairment and restructuring charges of $93.9 million. The amount included $92.5 million of impairment charges recorded under SFAS No. 144 and $1.4 million of restructuring charges under SFAS No. 146. The impairment charges were recorded against a group of assets comprising of one of our fabrication facilities and certain related technology and customer-based intangible assets in our Imaging Solutions business, and the restructuring charges were incurred in association with certain changes in our management and the early retirement of certain employees.

Net Interest Expense and Net Foreign Currency Gain or Loss

Net Interest Expense. Net interest expense was $44.7 million during the nine month period ended September 30, 2007, consistent with $43.0 million for the nine months ended October 1, 2006. Interest expense was incurred to service our notes in the amount of $750.0 million and drawings under our senior secured credit facility. At September 30, 2007, the notes bore interest at a weighted average interest rate of 7.94%. Drawings under our senior secured credit facilities bore interest at September 30, 2007 at either three-month LIBOR plus 4.75% or ABR plus 3.75%. The increase in net interest expense was mainly due to a decrease in interest income from financial assets including cash and cash equivalents and an increase in interest expense driven by drawdowns from our senior secured credit facility.

Net Foreign Currency Gain or Loss. Net foreign currency gain for the nine months ended September 30, 2007 was $11.3 million, compared to net foreign exchange gain of $40.9 million for the nine months ended October 1, 2006. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. The Korean won to U.S. dollar exchange rates were 913.6:1 and 946.0:1 using the noon buying rate in effect as of September 30, 2007 and October 1, 2006, respectively, as quoted by the Federal Reserve Bank of New York.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the current period were $6.6 million, compared to income tax expenses of $6.8 million for the same period of 2006. Our income tax expenses are mostly composed of withholding taxes on intercompany interest payments and changes in deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we did not recognize these withholding taxes as deferred tax assets.

Liquidity and Capital Resources

Our principal capital requirements are to invest in research and development and capital equipment, to make debt service payments on the notes and our senior secured credit facility and to fund working capital needs. We anticipate that operating cash flow, together with available borrowing capacity under our senior secured credit facility, will be sufficient to meet our research and development and capital expenditures needs, to service requirements on our debt obligations and to fund our working capital needs for the foreseeable future. As of September 30, 2007, we had total long-term debt outstanding of $750 million.

Our principal sources of liquidity are our cash, cash equivalents and available borrowings under our senior secured credit facility of $100 million. As of September 30, 2007, our cash and cash equivalents balance was $61.9 million, or 8.3%, of our total assets, a $27.3 million decrease from $89.2 million or 11.6% of total assets as of December 31, 2006. The decrease in cash and cash equivalents during the nine-month period ended September 30, 2007 was primarily attributable to a cash outflow of $13.2 million in operating activities, coupled with a cash outflow related to capital expenditures during such period of $64.9 million.

During the nine months ended September 30, 2007, net cash used in operating activities was $13.2 million, compared to $36.6 million of net cash generated by operating activities during the year-ago period. This decrease in cash from operating activities between the two periods was primarily attributable to changes in operating assets and liabilities of $30.0 million, mostly impacted by an increase in accounts receivable due to higher sales and increases in inventories primarily due to the anticipation of sales growth. The net operating cash outflow for the current period principally reflects our net loss of $151.1 million adjusted by non-cash charges of $156.6 million, which mainly consisted of depreciation, impairment and amortization charges and an increase in working capital of $18.7 million.

Our working capital balance as of September 30, 2007 was $59.3 million compared to $122.6 million as of December 31, 2006. The decrease of $63.3 million in our working capital balance was mainly due to a $117.4 million increase in current liabilities and $27.3 million reduction in cash and cash equivalents which was used to support our large capital investments and operations. This decrease was partially offset by an increase in accounts receivable of $47.7 million and a build-up in inventory of $36.3 million in anticipation of sales growth in future periods.

For investing activities, the net cash outlay during the nine months ended September 30, 2007 was $64.4 million, compared to $20.2 million in the prior-year period, primarily relating to capacity expansion and technology improvements at a fabrication facility and working capital build in anticipation of sales growth in future periods.

We generated $50.5 million during the nine months ended September 30, 2007 from financing activities compared to the usage of $0.3 million for the nine-month period ended October 1, 2006. During the nine months ended September 30, 2007, we borrowed $70.4 million under our senior secured credit facility while we repaid borrowings under that facility of $20.0 million during the same period.

Capital Expenditures.    For the nine months ended September 30, 2007, capital expenditures were $64.9 million, a $36.9 million or 131.7% increase from $28.0 million for the nine months ended October 1, 2006.

Future Financing Activities.    Our primary future capital requirements on a recurring basis will be funding research and development and capital expenditures, meeting required debt payments and funding working capital needs. We anticipate that our operating cash flows, together with the available borrowings, if any, under our senior secured credit facility, will be sufficient to meet these capital requirements for the foreseeable future. We may from time to time also incur additional debt.

We may need to incur additional debt or issue equity to make strategic acquisitions of investments. However, there can be no assurance that any such financing will be available to us on acceptable terms, or that such financing will be available at all. Our senior secured credit facility and the indentures governing our notes restrict our ability to incur additional debt.

Contractual Obligations

Summarized in the table below are estimates of future payments under debt obligations and minimum lease payment obligations at September 30, 2007. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table below.

	Payments Due by Period
	Total	2007(1)	2008	2009	2010	2011	Thereafter
	(in millions)
Senior secured credit facility(2)(3)	$50.6	$50.6	$—	$—	$—	$—	$—
Notes(2)	750.0	—	—	—	—	500.0	250.0
Operating lease	60.4	2.9	11.5	11.5	11.5	11.5	11.5
Others	7.6	2.6	3.0	2.0	—	—	—

(1)	Represents amounts due to be paid in the quarter ended December 31, 2007.
(2)	Excludes interest obligations thereon.
(3)	Represents amounts outstanding under the senior secured credit facility.

The floating rate second priority senior secured notes of $300 million and second priority senior secured notes of $200 million mature in 2011, while the senior subordinated notes of $250 million mature in 2014. Interest rates on these notes are 3 month LIBOR + 3.25%, 6 7/8% and 8%, respectively. We expect to pay the amounts outstanding under these notes in full upon maturity.

Each indenture governing the notes contains covenants that limit our ability and that of our subsidiaries to (1) incur additional indebtedness, (2) pay dividends or make other distributions on our capital stock or repurchase, repay or redeem our capital stock, (3) make certain investments, (4) incur liens, (5) enter into certain types of transactions with affiliates, (6) create restrictions on the payment of dividends or other amounts to us by our subsidiaries, and (7) sell all or substantially all of our assets or merge with or into other companies.

We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As of the date of adoption, our unrecognized tax benefits totaled $1.6 million. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

On December 23, 2004, two of our subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior secured credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of our senior secured credit facility as of September 30, 2007 and December 31, 2006 was $35.5 million and $93.8 million, respectively. The utilized portions of the credit facility are related to the issuance of letters of credit and cash drawdowns.

Other than the senior secured credit facility, we believe there are no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures regarding contingent assets and liabilities. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

We have defined a critical accounting estimate as one that is both important to the portrayal of either our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We have discussed the development and selection of our critical accounting policies with the audit committee of our board, and the audit committee has reviewed the disclosure presented below. We believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements. In addition, there are other items within our consolidated financial statements that require estimation but which we do not deem to be critical.

Revenue Recognition and Account Receivables Valuation

Our revenue is primarily derived from the sale of semiconductor products which we design and the manufacture of semiconductor wafers for third parties. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of resulting receivables is reasonably assured.

Generally, we recognize revenue on shipment to the distributor or drop shipment to the end customer. Specialty foundry services are performed pursuant to manufacturing agreements and purchase orders. Standard products are shipped and sold based upon purchase orders from customers. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by us for shipping and handling are classified as expenses. We currently manufacture a substantial portion of our products internally at our wafer fabrication facilities. In the future, we expect to rely, to some extent, on outside wafer foundries for additional capacity and advanced technologies.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payment. If the financial condition of our customers were to deteriorate, additional allowances may be required. The establishment of reserves for sales discounts is based on management judgments that require significant estimates of a variety of factors, including forecasted demand, returns and industry pricing assumptions. We record warranty liabilities for the estimated costs that may be incurred under our limited warranty. This warranty covers product defects based on compliance with our specifications and is normally applicable for twelve months from the date of purchase. These liabilities are accrued when revenues are recognized. Warranty costs include the costs to replace the defective products. Factors that affect our warranty liability include historical and anticipated rates of warranty claims on those repairs and the cost per claim to satisfy our warranty obligations. As these factors are impacted by actual experience and future expectations, we periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Inventory Valuation

Inventories are valued at the lower of cost or market, using the average method which approximates the first in, first out method. Because of the cyclical nature of the semiconductor industry, changes in inventory levels, obsolescence of technology and product life cycles, we write down inventories to net realizable value. The difference in the carrying amount and the net realizable value is recognized as a loss on valuation of inventories within cost of sales. We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions.

We employ a variety of methodologies to determine the amount of inventory reserves necessary. While a portion of the reserve is determined via reference to the age of inventory and lower of cost or market calculations, an element of the reserve is subject to significant judgments made by us about future demand for our inventory. For example, reserves are established for excess inventory based on inventory levels in excess of six months of projected demand, as judged by management, for each specific product. If actual demand for our products is less than our estimates, additional reserves for existing inventories may need to be recorded in future periods.

In addition, as prescribed in SFAS No. 151, Inventory Costs, the cost of inventories is determined based on the normal capacity of each fabrication facility. If the capacity utilization is lower than a level that management believes to be normal, the fixed overhead costs per production unit which exceed those which would be incurred when the fabrication facilities are running under normal capacity are charged to cost of sales rather than capitalized as inventories.

Long-Lived Assets

We assess long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset group to our estimate of the related total future undiscounted net cash flows. If an asset group’s carrying value is not recoverable through the related undiscounted cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the asset group’s carrying amount and its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

Impairments of long-lived assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. We must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. Additionally, an evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets.

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

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and expiration of tax credits and net operating loss carryforwards. We established valuation allowances for deferred tax assets at most of our subsidiaries since, other than with respect to one particular subsidiary, it is not probable that a majority of the deferred tax assets will be realizable. The valuation allowance at one particular subsidiary was not established since it is more likely than not that the deferred tax assets at this subsidiary will be realizable based on the current prospects for its future taxable income.

Changes in our evaluation of our deferred income tax assets from period to period could have a significant effect on our net operating results and financial condition.

In addition, beginning January 1, 2007, we account for uncertainties related to income taxes in compliance with FIN No 48, Accounting for Uncertainty in Income Taxes- an interpretation of SFAS No.109. Under FIN No. 48, we evaluate our tax positions taken or expected to be taken in a tax return for recognition and measurement on our financial statements. Only those tax positions that meet the more likely than not threshold are recognized on the financial statements at the largest amount of benefit that is a greater than 50 percent likely of ultimately being realized.

Accounting for Unit-based Compensation

In 2006, we adopted SFAS No. 123(R) using the modified prospective application method and began to account for unit-based compensation based on a fair value method. Under the provisions of SFAS No. 123(R), unit-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense over the requisite service period of the award. Consistent with our prior-period pro forma presentation under SFAS No. 123, we use the Black-Scholes option pricing model to value unit options. In developing assumptions for fair value calculation under SFAS No. 123(R), we use estimates based on historical data and market information. A small change in the assumptions used in the estimate can cause a relatively significant change in the fair value calculation.

The determination of the fair value of our common units on each grant date was a two-step process. First, management estimated our enterprise value in consultation with such advisers as we deemed appropriate. Second, this business enterprise value was allocated to all sources of capital invested in us based on each type of security’s respective rights and claims to our total business enterprise value. This allocation included a calculation of the fair value of our common units on a non-marketable, minority basis. The business enterprise value was determined based on an income approach and a market approach using the revenue multiples of comparable companies, giving appropriate weight to each approach. The income approach was based on the discounted cash flow method and an estimated weighted average cost of capital. The estimated fair value of our common units was calculated using an option pricing model, using the enterprise value, an estimated volatility, expected exercise term and a risk free interest rate.

Determination of the fair value of our common units involves complex and subjective judgments regarding projected financial and operating results, our unique business risks, the liquidity of our units and our operating history and prospects at the time of grant. If we make different judgments or adopt different assumptions, material differences could result in the amount of the share-based compensation expenses recorded because the estimated fair value of the underlying units for the options granted would be different.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2007 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.0 million in our U.S. dollar financial instruments balance and cash balance. Based on the Japanese yen cash balance at September 30, 2007, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.6 million in our U.S. dollar cash balance.

Interest Rate Risk. The $200 million 6  7/8% Second Priority Senior Secured Notes due 2011 and the $250 million 8% Senior Subordinated Notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at September 30, 2007, we estimate that we would have additional interest expense costs over the market rate of $2.2 million for the nine months ended September 30, 2007. The fair value of these fixed rate notes would have decreased by $7.4 million or increased by $7.7 million with a 10% increase or decrease in the interest rate, respectively.

Cash Flow Interest Rate Risk. In 2005, we entered into an interest rate swap agreement to convert the variable interest rate on our Floating Rate Second Priority Senior Secured Notes to a fixed interest rate for the periods to maturity date of June 2008. Pursuant to this interest rate swap and during the duration of such swap, cash flow interest rate risk was replaced with exposure to interest rate risk. For details, refer to “Note 6. Long-term Borrowings.”

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

As required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our Chief Executive Officer, or our CEO, and our Chief Financial Officer, or our CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase net sales and operating results during industry downturns.

The semiconductor industry is highly cyclical and periodically experiences significant economic downturns characterized by diminished product demand, resulting in production overcapacity and excess inventory in the markets we serve. A downturn can result in lower unit volumes and rapid erosion of average selling prices. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products or a decline in general economic conditions. We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations and the value of our business.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter.

We manufacture our products based on our estimates of customer demand, and if our estimates are incorrect our financial results could be negatively impacted.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements based on our estimates of customer demand and expected demand for and success of their products. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer demand for our products. On occasion, customers may require rapid increases in supply, which can challenge our production resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers’ increased demand for our product. Conversely, downturns in the semiconductor industry have caused and may in the future cause our customers to reduce significantly the amount of products they order from us. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand would decrease our results of operations, including our gross profit.

Our customers may cancel their orders, reduce change production quantities or delay production.

We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, reduce quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers, which we have experienced as a result of periodic downturns in the semiconductor industry or failure to achieve design wins, have affected and may continue to affect our results of operations adversely. These risks are exacerbated because many of our products are customized, which hampers our ability to sell excess inventory to the general market. In addition, while we do not obtain long-term purchase commitments, we generally agree to the pricing of a particular product for the entire lifecycle of the product, which can extend over a number of years. If we underestimate our costs when determining pricing, our margins and results of operations would be adversely affected.

We depend on high utilization of our manufacturing capacity.

An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication facilities. As many of our costs are fixed, a reduction in capacity utilization, as well as changes in other factors such as reduced yield or unfavorable product mix, could reduce our profit margins and adversely affect our operating results. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations, power interruptions, fire, flood or other natural disasters or calamities.

A significant portion of our sales comes from a relatively limited number of customers.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high volume products or services, our financial results would be adversely affected. While we served more than 190 customers in the nine-month period ended September 30, 2007, net sales to our 10 largest customers represented approximately 61.6% of our net sales for the period. One customer represented greater than 10% of our net sales during the nine-month period ended September 30, 2007. Significant reductions in sales to any of these customers, the loss of major customers or a general curtailment in orders for our high volume products or services within a short period of time would adversely affect our business.

Our industry is highly competitive.

The semiconductor industry is highly competitive and includes hundreds of companies, a number of which have achieved substantial market share both within our products categories and end markets. Current and prospective customers for our products and services evaluate our capabilities against the merits of our competitors. Some of our competitors are well established as independent companies and have substantially greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in certain of our end markets and with the internal semiconductor design and manufacturing capabilities of many of our significant customers. We expect to experience continuing competitive pressures in our markets from existing competitors and new entrants.

Any consolidation among our competitors could enhance their product offerings and financial resources, further enhancing their competitive position. Our ability to compete will depend on a number of factors, including the following:

•	our ability to offer cost effective and high quality products and services on a timely basis using our technologies;

•	our ability to accurately identify and respond to emerging technological trends and demand for product features and performance characteristics;

•	our ability to continue to rapidly introduce new products that are accepted by the market;

•	our ability to adopt or adapt to emerging industry standards;

•	the number and nature of our competitors and competitiveness of their products and services in a given market; and

•	entrance of new competitors into our markets.

Many of these factors are outside of our control. In the future, our competitors may replace us as a supplier to our existing or potential customers and our customers may satisfy more of their requirements internally. As a result, we may experience declining revenues and results of operations.

The average selling prices of our semiconductor products have at times declined rapidly and will likely do so in the future, which could harm our revenue and gross profit.

The semiconductor products we develop and sell are subject to rapid declines in average selling prices. From time to time, we have had to reduce our prices significantly to meet customer requirements, and we may be required to reduce our prices in the future. This would cause our gross profit to decrease. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross profit.

Changes in demand for consumer electronics, including digital televisions, notebook computers, flat panel displays and mobile phones, and products in our other end markets can impact our results of operations.

Demand for our products will depend in part on the changes in demand for various consumer electronics products including digital televisions, notebook computers, flat panel displays and mobile phones electronics products in our other end markets and on general economic growth. To the extent that we cannot offset periods of reduced demand that may occur in these markets through greater penetration of these markets or reduction in our production and costs, our sales and gross profit may decline, which would negatively impact our business, financial condition and results of operations.

If we fail to develop new products and process technologies or enhance our existing products and services in order to react to rapid technological change and market demands, our business will suffer.

Our industry is subject to rapid technological change and product obsolescence as customers and competitors create new and innovative products and technologies. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive, and we may not be able to access advanced process technologies or to license or otherwise obtain essential intellectual property required by our customers.

We must develop new products and services and enhance our existing products and services to meet rapidly evolving customer requirements. We design products for customers who continually require higher performance and functionality at lower costs. We must, therefore, continue to enhance the performance and functionality of our products. The development process for these advancements is lengthy and requires us to accurately anticipate technological changes and market trends. Developing and enhancing these products is uncertain and can be time-consuming, costly and complex. If we do not continue to develop and maintain process technologies that are in demand by our semiconductor manufacturing services customers, we may be unable to maintain existing customers or attract new customers.

Customer and market requirements can change during the development process. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications or not be competitive with products or services from our competitors that offer comparable or superior performance and functionality. For example, net sales generated in 2006 by our Imaging Solutions business decreased $102.8 million, or 63%, compared to net sales generated by that business in 2005. This decrease was primarily attributable to missed opportunities due to delays in transitioning to new megapixel products. We have begun marketing a new line of power management solutions that we intend to sell to our customers in 2008. Any new products, such as our new power management solutions, or product or service enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to develop and introduce new products and services or product and service enhancements on a timely and cost-effective basis.

If we fail to achieve design wins for our semiconductor products, we may lose the opportunity for sales to customers for a significant period of time and be unable to recoup our investments in our products.

We expend considerable resources to achieve design wins for our products, especially our new products and product enhancements. Once a customer designs a semiconductor into a product, that customer is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor. If we fail to achieve an initial design win in a customer’s qualification process, we may lose the opportunity for significant sales to that customer for a number of products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our semiconductor products, which would harm our business.

We have lengthy and expensive design-to-mass production and manufacturing process development cycles.

The cycle time from the design stage to mass production for some of our products is long and requires the investment of significant resources with many potential customers without any guarantee of sales. Our design-to-mass production cycle typically begins with a three-to-twelve month semiconductor development stage and test period followed by a three-to-twelve month end-product qualification period by our customers. The fairly lengthy front end of our sales cycle creates a risk that we may incur significant expenses but may be unable to realize meaningful sales. Moreover, prior to mass production, customers may decide to cancel their products or change production specifications, resulting in sudden changes in our product specifications, increasing our production time and costs. Failure to meet such specifications may also delay the launch of our products or result in lost sales.

In addition, we collaborate and jointly develop certain process technologies and manufacturing process flows custom to certain of our semiconductor manufacturing services customers. To the extent that our semiconductor manufacturing services customers fail to achieve market acceptance for their products, we may be unable to recoup our engineering resources commitment and our investment in process technology development, which would harm our business.

We face numerous challenges relating to executing our growth strategy.

As part of our growth strategy, we have begun marketing a new line of power management semiconductor products and expect to introduce other new products and services in the future. If we are unable to execute our growth strategy effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. Moreover, if our allocation of resources does not correspond with future demand for particular products, we could miss market opportunities, and our business and financial results could be materially and adversely affected.

The loss of our key employees would materially adversely affect our business, and we may not be able to attract or retain the technical or management employees necessary to compete in our industry.

Our key executives have substantial experience and have made significant contributions to our business, and our continued success is dependent upon the retention of our key management executives, including our Chief Executive Officer and Chairman Sang Park and our President and Chief Financial Officer Robert Krakauer, as well as the services provided by our engineers and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel could have a material adverse effect on our business. Growth in our business is dependent, to a large degree, on our ability to retain and attract such employees. In addition, we depend on our ability to attract and retain skilled technical and managerial personnel. We could lose the services of, or fail to recruit, skilled personnel. This could hinder our research and product development programs or otherwise have a material adverse effect on our business.

We have a history of losses and may not become profitable in the future.

Since we began operations as a separate entity in 2004, we have not generated a profit and have generated significant net losses. As of September 30, 2007, we had an accumulated deficit of approximately $531.8 million and negative unitholders’ equity. To become profitable, we will need to generate and sustain substantially higher revenue while maintaining or reducing expenses. We currently expect to incur higher expenses levels in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we become profitable, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

If we encounter future labor problems, we may fail to deliver our products and services in a timely manner, which could adversely affect our revenues and profitability.

As of September 30, 2007, approximately 61% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We cannot assure you that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

We may incur costs to engage in future business combinations or strategic investments, and we may not realize the anticipated benefits of those transactions.

As part of our business strategy, we may seek to enter into business combinations, investments, joint ventures and other strategic alliances with other companies in order to maintain and grow revenue and market presence as well as to provide us with access to technology, products and services. Any such transaction would be accompanied by risks that may harm our business, such as difficulties in assimilating the operations, personnel and products of an acquired business or in realizing the projected benefits; disruption of our ongoing business; potential increases in our indebtedness and contingent liabilities; and charges if the acquired company or assets are later determined to be worth less than the amount paid for them in an earlier original acquisition. In addition, our senior secured credit facility and the indentures governing our notes may restrict us from making acquisitions that we may otherwise wish to pursue.

The failure to achieve acceptable manufacturing yields could adversely affect our business.

The manufacture of semiconductors requires precision, a highly regulated and sterile environment and specialized equipment. We may have difficulty achieving acceptable yields in the manufacture of our products or those of our semiconductor manufacturing services customers, which could lead to higher costs, a loss of customers or delay in market acceptance of our products. Slight impurities or defects in the photomasks used to print circuits on a wafer or other factors can cause significant difficulties, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. Yields below our target levels can negatively impact our gross profit and may cause us to eliminate underperforming products.

We rely on a number of independent subcontractors.

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or film. The packaging and testing of semiconductors require technical skill and specialized equipment. For a portion of packaging and testing that we outsource, we use subcontractors located in Korea and Southeast Asia. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems or decrease the capacity available to us, our operating results could be adversely affected.

We depend on successful parts and materials procurement for our manufacturing processes.

We use a wide range of parts and materials in the production of our semiconductors, including silicon, processing chemicals, processing gasses, precious metals and electronic and mechanical components. We procure materials and electronic and mechanical components from international sources and original equipment manufacturers. From time to time in the past, the supply of polysilicon available for use in the manufacture of semiconductor products has been constrained, and we may confront similar constraints in the future. If we cannot obtain adequate materials in a timely manner or on favorable terms for the manufacture of our products, revenues and results of operations will decline.

We face product return and liability risks and the risk of negative publicity if our products fail.

Our semiconductors are incorporated into a number of end products, and our business is exposed to product return and liability risk and the risk of negative publicity if our products fail. Although we maintain insurance for product liability claims, the amount and scope of our insurance may not be adequate to cover a product liability claim that is asserted against us. In addition, product liability insurance could become more expensive and difficult to maintain and, in the future, may not be available on commercially reasonable terms, or at all.

In addition, we are exposed to the product liability risk and the risk of negative publicity affecting our customers. Our sales may decline if any of our customers are sued on a product liability claim. We also may suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our customers’ products. Further, if our products are delivered with impurities or defects, we could incur additional development, repair or replacement costs, and our credibility and the market’s acceptance of our products could be harmed.

We could suffer adverse tax and other financial consequences as a result of changes in, or differences in the interpretation of, applicable tax laws.

Our company organizational structure is based on assumptions about the various tax laws, including withholding tax, and other laws of applicable non-U.S. jurisdictions. In addition, our Korean subsidiary, MagnaChip Semiconductor, Ltd., or MagnaChip Korea, was granted a limited tax holiday under Korean law in October 2004. This grant provides for certain tax exemptions for corporate taxes, withholding taxes, acquisition taxes, property and land use taxes and other taxes until December 31, 2008. In addition, we do not expect the income of our foreign subsidiaries to be subject to taxation in the United States by reason of the “Subpart F” regime. Our interpretations and conclusions regarding tax and other laws are not binding on any taxing authority and, if these assumptions and conclusions are incorrect, if our business were to be operated in a way that rendered us ineligible for tax exemptions or to become subject to incremental tax, or if the authorities were to change or modify the relevant laws, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our organizational structure materially impaired.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology and know-how, as well as our ability to operate without infringing the proprietary rights of others.

We seek to protect our proprietary technologies and know-how through the use of patents, trade secrets, confidentiality agreements and other security measures. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Some of our technologies are not covered by any patent or patent application. The confidentiality agreements on which we rely to protect these technologies may be breached and may not be adequate to protect our proprietary technologies. There can be no assurance that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may need to file lawsuits to enforce our patents or intellectual property rights, and we may need to defend against claimed infringement of the rights of others. Any litigation could result in substantial costs to us and divert our resources. Despite our efforts in bringing or defending lawsuits, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In the event of an adverse outcome in any such litigation, we may be required to:

•

pay substantial damages, indemnify customers or licensees for damages they may suffer if the products they purchase from us or the technology they license from us violate the intellectual property rights of others;

•	stop our manufacture, use, sale or importation of infringing products; expend significant resources to develop or acquire non-infringing technologies;

•	discontinue processes; or

•	obtain licenses to the intellectual property we are found to have infringed.

We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms, or at all.

Our competitors may develop, patent or gain access to know-how and technology similar to our own. In addition, many of our patents are subject to cross licenses, several of which are with our competitors. The noncompetition arrangement agreed to by Hynix in connection with the Original Acquisition expired on October 1, 2007. Under that arrangement, Hynix retained a perpetual license to use the intellectual property that we acquired from Hynix in the Original Acquisition. Now that these noncompetition restrictions have expired, Hynix and its subsidiaries are free to develop products that may incorporate or embody intellectual property developed by us prior to October 2004.

We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses.

We are subject to requirements of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and wastes, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. We cannot assure you that we have been, or will be, in compliance with all such laws and regulations or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, the failure to comply with new or existing laws, or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

We may need additional capital in the future, and such capital may not be available on acceptable terms or at all.

We may require more capital in the future from equity or debt financings to fund our operations, finance investments in equipment and infrastructure, acquire complimentary businesses and technologies, and respond to competitive pressures and potential strategic opportunities. If we raise additional funds through further issuances of equity or other securities convertible into equity, our existing unitholders could suffer significant dilution, and any new equity interests we issue could have rights, preferences or privileges senior to those of the holders of our outstanding units. In addition, additional capital may not be available when needed or, if available, may not be available on favorable terms. In addition, our senior secured credit facility and the indentures governing our notes limit our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, we may have to reduce our operations or forego opportunities and this may have a material adverse effect on our business, financial condition and results of operations.

Research and development investments may not yield profitable and commercially viable product and service offerings and thus will not necessarily result in increases in revenues for us.

We invest significant resources in our research and development. Our research and development efforts, however, may not yield commercially viable products or enhance our semiconductor manufacturing services offerings. During each stage of research and development there is a substantial risk that we will have to abandon a potential product or service offerings which is no longer marketable and in which we have invested significant resources. In the event we are able to develop viable new products or service offerings, a significant amount of time will have elapsed between our investment in the necessary research and development effort and the receipt of any related revenues.

Our business depends on international customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

We rely on, and expect to continue to rely on, suppliers, subcontractors and operations located primarily in Asia. As a result, we face risks inherent in international operations, such as unexpected changes in regulatory requirements, tariffs and other market barriers, political, social and economic instability, adverse tax consequences, war, civil disturbances and acts of terrorism, difficulties in accounts receivables collection, extended payment terms and differing labor standards, enforcement of contractual obligations and protection of intellectual property. These risks may lead to increased costs or decreased revenue growth, or both. Although we do not derive any revenue from, nor sell any products in, North Korea, any future increase in tensions between Korea and North Korea which may occur, for example, an out break of military hostilities, would adversely affect our business, financial condition and results of operations.

We are subject to risks associated with currency fluctuations.

Our net sales are primarily denominated in U.S. dollars, as well as various other currencies, including the Korean won, Japanese yen and euro. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect the translated price of products and therefore operating margins and could result in exchange losses. Conversely, during the first nine months of 2007, more than 50% of our costs were denominated in Korean won and, to a lesser extent, in Japanese yen, U.S. dollars and euros. Therefore, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. As a result, a material decline in the U.S. dollar relative to the Korean won will result in an increase in our costs as a proportion of our net sales, thereby reducing our operating margins.

We cannot fully predict the impact of future exchange rate fluctuations on our profitability. We have not engaged in exchange rate hedging since the Original Acquisition. From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, there can be no assurance that any hedging technique we implement will be effective. If such hedging is not effective, we may experience reduced operating margins.

Our level of indebtedness is substantial, and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

As of September 30, 2007, our total indebtedness was approximately $800.6 million. Our substantial debt could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because some of our borrowings are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreement governing our senior secured credit facility and the indentures governing our notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or be able to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our expenses could increase if Hynix were unwilling or unable to provide certain services related to our shared facilities with Hynix, and if Hynix were to become insolvent, we could lose certain of our leases.

Because we share certain facilities with Hynix, several services that are essential to our business are provided to us by or through Hynix. These services include electricity, bulk gasses and de-ionized water, campus facilities, wastewater and sewage management, and environmental safety. If any of our agreements with Hynix were terminated or if Hynix were unwilling or unable to fulfill its obligations to us under the terms of these agreements, we would have to procure these services on our own and as a result may experience an increase in our expenses.

In addition, we lease building and warehouse space from Hynix in Cheongju, Korea, and lease to Hynix some of the space we own in Cheongju, Korea. If Hynix were to become insolvent, we could lose our leases on some of our building and warehouse space.

Investor confidence may be adversely impacted if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Beginning with our fiscal year ending December 31, 2007, we will be subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. Beginning with our fiscal year ending December 31, 2008, our independent auditors will be required to attest to and report on the effectiveness of our internal controls over financial reporting. If we fail to achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements and could result in investigations or sanctions by the SEC or other regulatory authorities or in equityholder litigation. Any of these factors ultimately could harm our business and could negatively impact the market price of our securities. Ineffective control over financial reporting could also cause investors to lose confidence in our reported financial information.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial conditions.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From the Original Acquisition in October 2004 through September 30, 2007, we recognized aggregate restructuring and impairment charges of $142.6 million, which consisted of $136.5 million of impairment charges and $6.1 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business and incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 22, 2007, a former executive of the Company exercised options to acquire 30,937.50 of our common units at a purchase price of $30,937.50. Because the offering transaction took place outside the U.S. and the optionee was not a U.S. person, these securities were exempt from registration under Regulation S of the Securities Act of 1933, as amended.

On October 25, 2007, a former employee of the Company exercised options to acquire 1,500 of our common units at a purchase price of $2,000.00. Because the offering transaction took place outside the U.S. and the optionee was not a U.S. person, these securities were exempt from registration under Regulation S of the Securities Act of 1933, as amended.

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

MAGNACHIP SEMICONDUCTOR LLC

Dated: November 14, 2007	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: November 14, 2007	By:	/s/ Robert J. Krakauer
Robert J. Krakauer
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.