Form 10-K
period 2007-12-31
MAGNACHIP SEMICONDUCTOR LLC
filed 2008-03-31
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

As of December 31, 2007, the registrant had 52,844,222 of the registrant’s common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to security holders.

i

MAGNACHIP SEMICONDUCTOR LLC

2007 FORM 10-K ANNUAL REPORT

ii

PART I

INDUSTRY AND MARKET DATA

In this report, we rely on and refer to information regarding the semiconductor market from iSuppli Corporation, or iSuppli, and Gartner, Inc., or Gartner. Market data attributed to iSuppli is from “Application Market Forecast Tool—Worldwide—Q2 2007” and market data attributed to Gartner is from “Gartner Semiconductor Forecast Worldwide: Forecast Database—November 28, 2007.” Although we believe that this information is reliable, we have not independently verified it. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents. In addition, in many cases, we have made statements in this report regarding our industry and our position in the industry based on our experience in the industry and our own investigation of market conditions.

The Gartner report described herein represents data, research opinion or viewpoints published, as part of a syndicated subscription service available only to clients, by Gartner, Inc., a corporation organized under the laws of the State of Delaware, USA, and its subsidiaries, and is not a representation of fact. The Gartner report does not constitute a specific guide to action. Each Gartner report speaks as of its original publication date (and not as of the date of this report) and the opinions expressed in the Gartner report are subject to change without notice. Although we believe that this report is reliable, we have not independently verified the information contained in it.

In this report, the terms “we,” “us,” “our” and “MagnaChip” refer to MagnaChip Semiconductor LLC and its consolidated subsidiaries and the term “Korea” refers to the Republic of Korea or South Korea.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information concerning us is subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections and elsewhere in this report and listed below:

•	the cyclical nature of the semiconductor industry may limit our ability to maintain or increase net sales and profit levels during industry downturns;

•	customer demand is difficult to accurately forecast;

•	our customers may cancel their orders, reduce quantities or delay production;

•	a significant portion of our sales comes from a relatively limited number of customers;

•	our industry is highly competitive;

•	a decline in average selling prices of our products could decrease our profits;

•	growth in the consumer electronics and other end markets for our products is an important component in our success;

•	we depend on successful technological advances for growth;

•	we may not be able to attract or retain the technical or management employees necessary to remain competitive in our industry;

•	if we encounter future labor problems, we may fail to deliver our products in a timely manner which could adversely affect our revenues and profitability;

•	we have a history of losses and may not become profitable in the future;

•	the improvements and innovations we expect from our research and development efforts may not materialize; and

•	the costs of our raw materials may increase materially.

All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information or future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

“MagnaChip” and “IC Media” are registered trademarks of us and our subsidiaries. An application for United States trademark registration of “MagnaChip Everywhere” is pending in the name of MagnaChip Semiconductor, Ltd. All other product, service and company names mentioned in this report are the service marks or trademarks of their respective owners.

Item 1. Business.

BUSINESS

Recent Events

On November 14, 2007, we filed a registration statement on Form S-1 (file no. 333-147388) with the Securities and Exchange Commission in connection with the initial public offering of shares of common stock of MagnaChip Semiconductor Corporation, which we refer to in this report as the “proposed public offering.” If the proposed public offering occurs, a corporate reorganization, which we refer to in this report as the “proposed corporate reorganization,” will occur immediately prior to such offering pursuant to which a wholly owned subsidiary of MagnaChip Semiconductor Corporation will be merged with and into MagnaChip Semiconductor LLC, after which MagnaChip Semiconductor LLC will become a wholly owned subsidiary of MagnaChip Semiconductor Corporation. Pursuant to the proposed corporate reorganization, all of the outstanding common units of MagnaChip Semiconductor LLC will be exchanged for shares of MagnaChip Semiconductor Corporation common stock, all of the outstanding Series B preferred units of MagnaChip Semiconductor LLC will be exchanged at the option of the holder for either shares of MagnaChip Semiconductor Corporation Series B preferred stock or common stock, and all of the outstanding options to purchase common units of MagnaChip Semiconductor LLC will be exchanged into options to purchase shares of MagnaChip Semiconductor Corporation common stock. There can be no assurance that the proposed corporate reorganization or the proposed public offering will occur in the near future, or at all.

Overview

MagnaChip is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high volume consumer applications, such as mobile phones, digital televisions, flat panel displays, notebook computers, mobile multimedia devices and digital cameras. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 28-year operating history, large portfolio of approximately 6,100 novel registered and pending patents and extensive engineering and manufacturing process expertise. Our wide variety of analog and mixed-signal semiconductor products and services combined with our deep technology platform allows us to address multiple high growth end markets and to develop and introduce new products quickly. Our substantial manufacturing operations in Korea and design centers in Korea and Japan provide us with proximity to the global consumer electronics supply chain. We believe this enables us to quickly respond to our customers’ needs and allows us to better service and capture additional demand from existing and new customers.

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. Some of our largest customers by revenue include LG.Philips LCD Co., Ltd., Sharp Corporation and members of the Samsung group. We sold over 2,250 distinct products to over 200 customers in the year ended December 31, 2007, with a substantial portion of our revenues nonetheless derived from a concentrated number of customers, including LG.Philips LCD, Sharp and Samsung. Our largest semiconductor manufacturing services customers include some of the fastest growing and leading semiconductor companies that design products for the consumer, computing, wireless and industrial end markets. As a result, we have been able to strengthen our technology platform and focus on products and services that are in high demand by our customers and end consumers.

Our business was named MagnaChip Semiconductor when it was acquired from Hynix Semiconductor, Inc., or Hynix, in October 2004 by Citigroup Venture Capital Equity Partners, L.P., Francisco Partners L.P., certain investment funds advised by CVC Asia Pacific Limited or its affiliates, certain members of management and other investors. In this report, we refer to these entities as Court Square, Francisco Partners and CVC Asia Pacific and, collectively, as the “sponsors” and to this acquisition as the “Original Acquisition.”

Market Opportunity

The consumer electronics market is large and growing rapidly. This market includes mobile communications and entertainment devices such as digital televisions, mobile phones, flat panel displays, notebook computers, mobile multimedia devices and digital cameras. We believe that we address market segments with a higher growth rate than the overall consumer electronics market. For example, from 2006 to 2011 the worldwide third-generation mobile phone, liquid crystal display, or LCD, television and notebook computer market segments are expected to grow at compound annual unit growth rates of 28%, 27% and 24%, respectively, according to Gartner. We believe this growth will be driven largely by consumers seeking to enjoy greater availability of rich media content, such as digital and high definition audio and video, mobile television, games and digital photography. In order to address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in technology, functionality, form factor, cost, quality, reliability and power consumption of electronic devices. With these technological advancements, many electronic devices now display high resolution content, capture images, play digital audio and video and use power efficiently.

We believe that consumer electronics manufacturers recognize that the user experience plays a critical role in differentiating their products from competing offerings. This user experience is defined in part by the quality of the display, audio and video processing capabilities and power efficiency of a particular electronic product. Analog and mixed-signal semiconductors enable and enhance these device capabilities. Examples of such analog and mixed-signal semiconductors include display drivers, timing controllers, image sensors, power management voltage regulators, converters, audio coding or decoding devices, or codecs, interface circuits and radio frequency, or RF, components. According to iSuppli Corporation the market opportunity for semiconductors used in consumer electronics, wireless communications and data processing applications is expected to rise to $260 billion in 2010, of which we believe we will have an addressable market opportunity of $63 billion.

Design and manufacture of analog and mixed-signal semiconductors used in consumer electronics are highly complex. In order to grow and succeed in the industry, we believe semiconductor suppliers need to have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities.

Challenges Facing Our Customers

We believe our target customers are looking for suppliers of analog and mixed-signal semiconductor products and services who can help them:

•

Differentiate products through advanced features and functions. Our target customers seek to differentiate their end products by employing innovative semiconductor products. They seek to closely collaborate with semiconductor suppliers that can provide advanced products, technologies, and manufacturing processes that enable advanced features and functions, such as bright and thin displays, small form factor and energy efficiency.

•

Accelerate new product introduction. As a result of rapid technological advancements and short product lifecycles, our target customers typically prefer suppliers who have a rich pipeline of new products and can leverage a substantial intellectual property and technology base to accelerate product design and manufacturing when needed.

•

Ensure speed and stability of supply. Our customers often face rapid product adoption. Inability to meet this demand can dramatically impact their profitability and market share. As a result, they need suppliers who can increase production quickly and meet demand consistently through periods of constrained industry capacity.

•

Provide environmentally friendly products. Consumers increasingly seek environmentally friendly and energy efficient products. In addition, there is increasing regulatory focus on reducing energy consumption of electronic products. As a result, our customers are seeking analog and mixed-signal semiconductor suppliers that have the technological expertise to deliver solutions that satisfy these ever increasing regulatory and consumer demands.

•

Deliver cost competitive solutions. Electronics manufacturers are under constant pressure to deliver cost competitive solutions. To accomplish this objective, they need strategic suppliers that have the ability to provide system-level solutions and more integrated products, a broad product offering at a range of price points and the design and manufacturing infrastructure and logistical support to deliver cost competitive products.

Our Competitive Strengths

Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Leading analog and mixed-signal semiconductor technology platform. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology across multiple end markets. This, in turn, allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial active matrix organic light emitting diode, or AMOLED, display driver for mobile phones. Further, we have introduced an integrated image sensor with digital auto focus technology, combining signal processing capabilities with specialized optics to achieve superior system performance in a single chip solution.

•

Established relationships and close collaboration with leading global electronics companies. We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market, such as LG.Philips LCD, Sharp and Samsung. As a result, we have further strengthened our technology platform and focus on those products and services that our customers and end consumers demand. We believe our close contact with customers enhances our visibility into new product opportunities, markets and technology trends.

•

Comprehensive product and service offerings. We continue to develop a wide variety of analog and mixed-signal semiconductor solutions for multiple high growth consumer end markets. We believe our expanding product and service offerings allow us to provide additional products to new and existing customers and to cross-sell our products and services to our established customers.

•

Distinctive process technology expertise and manufacturing capabilities. We have developed specialty analog and mixed-signal manufacturing processes such as high voltage complementary metal oxide semiconductor, or CMOS, power and embedded memory. These processes enable us to manufacture highly integrated, high performance analog and mixed-signal semiconductors. As a result of the depth of our process technology, captive manufacturing facilities and customer support capabilities, we believe the majority of our top twenty manufacturing services customers by revenue currently use us as their primary manufacturing source for the products that we manufacture for them.

•

Longstanding presence in Asia. Our substantial manufacturing operations in Korea and design centers in Korea and Japan provide proximity to many of our largest customers and to the core of the global consumer electronics supply chain. We have active local applications, engineering and product design support as well as senior management and marketing resources in geographic locations close to our customers. This allows us to strengthen our relationship with customers through better service, faster turnaround time and improved product design collaboration. We believe this also helps our customers to deliver products faster than their competitors and to solve problems more efficiently than would be possible with other suppliers.

•

Highly efficient manufacturing capabilities. Our manufacturing strategy is focused on maintaining the price competitiveness of our products and services through our low cost operating structure. We believe the location of our primary manufacturing and research and development facilities in Asia provides us with a number of cost advantages as compared to operating in other regions in the world.

We offer specialty analog process technologies that do not require substantial investment in leading edge, smaller geometry process equipment. We are able to utilize our manufacturing base over an extended period of time and thereby minimize our capital expenditure requirements. Our internal manufacturing facilities serve both our solutions products and manufacturing services customers, allowing us to optimize our asset utilization and improve our operational efficiency.

Our Strategy

Our objective is to grow our business and enhance our position as a leading provider of analog and mixed-signal semiconductor products and services for high volume consumer applications. Our business strategy emphasizes the following key elements:

•

Leverage our leading analog and mixed-signal technology platform. We intend to continue to utilize our extensive patent and technology portfolio and specific end-market applications expertise to deliver products with high levels of performance and integration to customers. We also intend to utilize our systems expertise to extend our product and service offerings within our target end markets. For example, we have utilized our extensive patent portfolio, process technologies and analog and mixed-signal technology platform to develop power management solutions that we expect will expand our market opportunity and address more of our customers’ needs.

•

Continue to innovate and deliver new products and services. We intend to leverage our deep knowledge of our customers’ needs, as well as our analog and mixed-signal design and manufacturing expertise, to design and develop innovative products and offer specialized manufacturing services. We continue to invest in research and development to introduce new technologies such as AMOLED display drivers. We are also currently developing innovative image sensors featuring backside illumination technology that we expect will offer improved light sensitivity performance at high resolutions. In manufacturing services, we are developing cost-effective processes that substantially reduce die size using deep trench isolation.

•

Increase business with existing customers. We have a global customer base consisting of leading consumer electronics original equipment manufacturers, or OEMs, who sell into multiple end markets. We intend to continue strengthening our relationships with our customers by collaborating on critical design and product development in order to improve our success in achieving design wins. We will seek to increase our customer penetration by taking advantage of our broad product portfolio and existing relationships to sell more existing and new products. For example, after initially providing image sensors to one of our key customers, we now also provide mobile and large display driver solutions and plan to provide additional solutions, such as power management, over time.

•

Broaden our customer base. We expect to continue to expand our global design centers, local application engineering support and sales presence, particularly in China, Hong Kong, Taiwan and Macau, or collectively, Greater China, and other high growth geographies, to penetrate new accounts. In addition, we intend to introduce new products and variations of existing products to address a broader customer base. For example, while we are initially targeting our existing customers with power management solutions, we expect to access a variety of distribution channels to broaden the customer base for these solutions over time.

•

Drive execution excellence. We have significantly improved our execution through a number of management initiatives implemented since the hiring of our Chief Executive Officer and Chairman, Sang Park, in 2006. As an example, we have introduced new processes for product development, customer service and personnel development. We expect these ongoing initiatives will improve our new product development and customer service as well as lead to a culture of quick action and execution by our workforce. As a result of our focus on execution excellence, we have meaningfully reduced our time from new product definition to development completion, and the proportion of our revenue derived from products introduced in the prior twelve months was approximately 33% greater during the year ended December 31, 2007 than in the comparable period of 2006.

•

Optimize asset utilization and return on capital investments. We intend to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require substantial investment in leading edge manufacturing equipment. By utilizing our manufacturing facilities for both our solutions products and our manufacturing services customers, we will seek to optimize returns on our capital investments.

Our Technology

We continuously strengthen our leading analog and mixed-signal semiconductor technology platform by developing innovative technologies that enhance the functionality of consumer electronics products through brighter displays, enhanced image quality, smaller form factor and longer battery life. We seek to further build our technology platform through proprietary research and development and selective licensing and acquisition of complementary technologies, as well as disciplined process improvements in our manufacturing operations. Our goal is to leverage our experience and development initiatives across multiple end markets and utilize our understanding of system-level issues our customers face to introduce new technologies that enable our customers to develop more advanced, higher performance products.

Our display technology portfolio includes building blocks for display drivers and timing controllers, processor and interface technologies, as well as sophisticated production techniques, such as chip-on-glass, or COG, which enables the manufacture of thinner displays. Our advanced display drivers incorporate low temperature polysilicon, or LTPS, and AMOLED panel technologies that enable the highest resolution displays. Furthermore, we are developing a robust intellectual property portfolio to improve the power efficiency of displays, for example, our smart mobile luminance control, or SMLC, algorithm.

Our image sensor technology portfolio and development are centered on advanced pixel technologies and specialized manufacturing processes that increase light sensitivity and enable more integrated, thinner form factor image sensors. Our technology portfolio includes advanced algorithms, such as extended depth of field, or eDoF, and digital auto focus that enable significant image quality improvements.

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have over 170 process flows we can utilize for our products and offer to our semiconductor manufacturing services customers. Our process technologies include standard CMOS, high voltage complementary metal-oxide semiconductor, or HVCMOS, ultra-low leakage HVCMOS, and bipolar complementary double-diffused metal oxide semiconductor, or BCDMOS. Our manufacturing processes incorporate embedded memory solutions such as static random access memory, or SRAM, one-time programmable, or OTP, memory, electronically erasable programmable read only memory, or EEPROM, and single-transistor random access memory, or 1TRAM. More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost effective solutions to our customers.

Expertise in high voltage and deep trench CMOS process technologies, low power analog and mixed-signal design capabilities and packaging know-how are key requirements in the power management market. We are currently leveraging our capabilities in these areas to enter the power management market with products such as DC-DC converters, linear regulators, including linear low drop out, or LDO, regulators and analog switches, and power metal oxide semiconductor field effect transistors, or MOSFETs. We believe our system level understanding of applications such as LCD TVs and mobile phones will allow us to more quickly develop and customize power management solutions for our customers in these markets.

Our Products and Services

Our broad portfolio of products and services addresses multiple high growth, consumer-focused end markets. A key component of our product strategy is to supply multiple related product and service offerings to each of the end markets that we serve.

Display Solutions

Display Driver Characteristics. Display drivers deliver defined analog voltages and currents that activate pixels to exhibit images on displays. The following key characteristics determine display driver performance and end-market application:

•

Resolution and Number of Channels. Resolution determines the level of detail displayed within an image and is defined by the number of pixels per line multiplied by the number of lines on a display. For large displays, higher resolution typically requires more display drivers for each panel. Display drivers that have a greater number of channels, however, generally require fewer display drivers for each panel and command a higher selling price per unit. Mobile displays, conversely, are typically single chip solutions designed to deliver a specific resolution. We cover resolutions ranging from QQVGA (160RGB x 120) to HVGA (320RGB x 480).

•

Color Depth. Color depth is the number of colors that can be displayed on a panel. For example, for TFT-LCD panels, 262 thousand colors are supported by 6-bit source drivers; 16 million colors are supported by 8-bit source drivers; and 1 billion colors are supported by 10-bit and 12-bit source drivers.

•

Operational Voltage. Display drivers are characterized by input and output voltages. Source drivers typically operate at input voltages from 2.0 to 3.6 volts and output voltages between 4.5 and 18 volts. Gate drivers typically operate at input voltages from 2.0 to 3.6 volts and output voltages of up to 40 volts. Lower input voltage results in lower power consumption and electromagnetic interference, or EMI.

•

Gamma Curve. The relationship between the light passing through a pixel and the voltage applied to the pixel by the source driver is referred to as the gamma curve. The gamma curve of the source driver can correct some imperfections in picture quality in a process generally known as gamma correction. Some advanced display drivers feature up to three independent gamma curves to facilitate this correction.

•

Driver Interface. Driver interface refers to the connection between the timing controller and the display drivers. Display drivers increasingly require higher bandwidth interface technology to address the larger data transfer rate necessary for higher definition images. The principal types of interface technologies are transistor-to-transistor logic, or TTL, reduced swing differential signaling, or RSDS, low current differential signaling, or LCDS, and mini-low voltage differential signaling, or mLVDS.

•	Package Type. The assembly of display drivers typically uses chip-on-film, or COF, tape carrier package, or TCP, and COG package types.

Mobile Display Solutions. Our mobile display solutions incorporate the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high volume technologies such as amorphous silicon, a-Si, TFT. Our mobile display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface, or MDDI, and mobile industry processor interface, or MIPI, as well as multi-time programmable, or MTP, memories, using EEPROM and logic-based OTP memory. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as smart mobile luminance control, or SMLC, ambient light-based brightness control, or LABC, automatic brightness control, or ABC, and automatic current limit, or ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency.

The following table summarizes the features of our products, both in mass production and in development, for mobile displays:

Product	Key Features	Applications
LTPS	• Resolutions of QQVGA, QCIF+, QVGA, WQVGA • Color depth ranging from 65 thousand to 16 million • Geometries of 0.13µm to 0.18µm • MDDI interface • MTP (EEPROM and logic-based OTP)	• Mobile phones • PDAs • Digital cameras

AMOLED	• Resolutions of QVGA, WQVGA • Color depth ranging from 262 thousand to 16 million • Geometries of 0.13µm to 0.15µm • MDDI interface • MTP (EEPROM and logic-based OTP) • ABC, ACL	• Mobile phones • Portable multimedia players • PDAs

a-Si TFT

•        Resolutions of QCIF+, QVGA, WQVGA, HVGA

•        Color depth ranging from 262 thousand to 16 million

•        Geometries of 0.13µm to 0.35µm

•        MDDI, MIPI Interface

•        1T RAM and MTP (EEPROM and logic-based OTP)

•        ABC, SMLC and LABC

•        Embedded touch screen controller

•        Wide view angle support

•        Separated gamma control

• Mobile phones • Game consoles • Navigation devices

Large Display Solutions. We provide display solutions for a wide range of large panel display sizes used in digital televisions, including high definition televisions, or HDTVs, LCD monitors and notebook computers.

Our large display solutions include source and gate drivers and timing controllers with a variety of interfaces, voltages, frequencies and packages to meet customers’ needs. These products include advanced technologies such as high channel count, with products under development to provide up to 720 channels. We also offer a distinctive interface technology known as LCDS, which supports thinner displays for notebook computers. Our large display solutions are designed to allow customers to cost effectively meet the increasing demand for high resolution displays. We focus extensively on reducing the die size of our large display drivers and other solutions products and have recently introduced a number of new large display drivers with reduced die size.

The table below sets forth the features of our products, both in mass production and in development, for large-sized displays:

Product	Key Features	Applications
TFT-LCD Source Drivers

•        384 to 720 output channels

•        6-bit (262 thousand colors), 8-bit (16 million colors), 10-bit and 12-bit (1 billion colors)

•        Output voltage ranging from 4.5V to 18V

•        Input voltage ranging from standard 2.0V to 3.6V

•        Low power consumption and low EMI

•        Supports COF, TCP and COG package types

•        Supports RSDS, LCDS, and mLVDS interface technologies

•        Geometries of 0.18µm to 0.3µm

• LCD monitors, including widescreens • Notebook computers • Digital televisions, including HDTVs

Product	Key Features	Applications

TFT-LCD Gate Drivers	• 240 to 540 output channels • Output voltage ranging up to 40V • Input voltage ranging from standard 2.0V to 3.6V • Supports COF and COG package types • Geometries of 0.35µm to 0.6µm	• LCD monitors, including widescreens • Notebook computers • Digital televisions, including HDTVs

Timing Controllers	• Product portfolio supports a wide range of resolutions • Supports TTL, mLVDS, RSDS, LCDS interface technologies • Input voltage ranging from 3.6V to 2.3V • Geometries of 0.25µm to 0.6µm	• LCD monitors • Notebook computers

Power Solutions

We have begun marketing a new line of power management solutions. Our initial power management products include MOSFETs, DC-DC converters and linear regulators, such as LDOs and analog switches. We have samples available, including a single LDO regulator, analog switch for USB 2.0, and both a 30 and 40-volt Trench MOSFET.

These initial products are designed for applications such as mobile phones and LCD televisions and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. For mobile device applications, our product design is focused on improving battery life, while for LCD televisions, we have focused our product design on controlling and reducing standby power consumption. We believe that our power management solutions will enable customers to increase system stability and reduce heat dissipation and energy use, resulting in cost savings for our customers and consumers, as well as environmental benefits.

Going forward, we expect to expand our power management product portfolio through the addition, for example, of more advanced DC-DC products. Our initial products are designed for production on our eight-inch manufacturing lines, which, in addition to increasing fab utilization, is expected to allow us to offer products at a competitive cost as compared to many currently available products. Further, we have begun building our direct and indirect sales network for our new power solutions to facilitate product distribution and have partnered with specialized packaging providers to deliver optimized, total solutions to our customers.

Imaging Solutions

We provide image sensors for large and rapidly growing camera-equipped applications, such as mobile handsets, PCs, digital cameras, notebook computers and security cameras. Our image sensors are designed to provide brighter, sharper and more colorful image quality for use primarily in applications that require a small form factor, low power consumption and high sensitivity in a variety of light conditions. Our captive manufacturing capabilities enable us to continuously refine our CMOS process and pixel technology to deliver improved image-capture sensitivity and accuracy.

Our CMOS image sensors are characterized by a high level of integration. Many CMOS image sensor systems are made up of at least two integrated circuits, including the CMOS image sensor itself and a separate image signal processor, or ISP. With the continuing demand for ever smaller camera-enabled devices, small size without performance degradation has become an increasingly important requirement for manufacturers of camera phones and similar products. Our products meet this demand for smaller form factor by integrating both our proprietary image sensor and an image signal processor, or ISP, onto a single chip, thus occupying approximately half of the space required by conventional multiple chip solutions, while providing equivalent, or even superior, image quality with lower power consumption and a lower overall cost.

The choice of image sensor products by our customers may involve many factors such as light sensitivity, resolution, size of device, packaging and integration level. Our image sensors are available in multiple package types as well as with various levels of integration, ranging from stand alone image sensors to SoC solutions that integrate ISP and eDoF technologies, so as to service a broad range of customer needs.

Image sensor products are classified by resolution, which determines the visual detail in the image. As the size of the pixel decreases, smaller devices can be produced with higher resolution. Image sensors are comprised of an array of pixels. The pixel size and optical format, which is the size of the image area, determine the size of the pixel array. Smaller optical formats and pixel sizes enable higher resolutions without increasing device size. Our image sensors range from VGA devices at one end of the resolution spectrum up to 3.2 MP at the other.

The table below sets forth the key products and features of our image solutions currently either in mass production or development.

Resolution	Key Features	Applications
VGA (640 x 480)	Pixel size: 5.04µm to 2.2µm Optical format: 1/4” to 1/10”	• PC cameras • Mobile phones • Notebook computers • Surveillance devices

1.3 MP (1280 x 1024)	Pixel size: 3.6µm to 2.8µm Optical format: 1/3” to 1/5”	• Mobile phones • Notebook computers • Digital cameras • Surveillance devices

2.1 MP (1600 x 1200)	Pixel size: 2.2µm Optical format: 1/4”	• Mobile phones • Notebook computers

3.2 MP (2048 x 1536)	Pixel size: 2.2µm to 1.75µm Optical format: 1/3.2” to 1/4”	• Mobile phones • Digital cameras

Semiconductor Manufacturing Services

We provide semiconductor manufacturing services to analog and mixed-signal semiconductor companies. We have over 170 process flows we offer to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

Our manufacturing services offering is targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. We refer to our approach of delivering specialized services to our customers as our application-specific technology, or AS Tech, strategy. We differentiate ourselves through the depth of our intellectual property portfolio, ability to customize process technology to meet the customers’ requirements effectively, long history in this business and reputation for excellence.

Our semiconductor manufacturing services customers typically serve high growth and high volume applications in the consumer, computing, wireless and industrial end markets. We strive to be the primary manufacturing source for our foundry customers.

Process Technology Overview

•

Mixed-Signal. Mixed-signal process technology is used in devices that require conversion of light and sound into electrical signals for processing and display. Our mixed-signal processes include advanced technologies such as triple gate, which uses less power at any given performance level.

•

Power. Power process technology, such as modular BCD, includes high voltage capabilities as well as the ability to integrate functionality such as self-regulation, internal protection, and other intelligent features.

•

High Voltage CMOS. High voltage CMOS process technology facilitates the use of high voltage levels in conjunction with smaller transistor sizes. This process technology includes several variations, such as bipolar processes, which use transistors with qualities well suited for amplifying and switching applications, mixed mode processes, which incorporate denser, more power efficient FETs and thick metal processes.

•

Non-Volatile Memory (NVM). Non-volatile memory process technology enables the integration of non-volatile memory cells that allow retention of the stored information even when power is removed from the circuit. This type of memory is typically used for long-term persistent storage.

•

Microelectromechanical Systems (MEMS). MEMS process technology allows the manufacture of components that use electrical energy to generate a mechanical response. For example, MEMS devices are used in the earpieces of mobile phones.

The table below sets forth the key process technologies in semiconductor manufacturing services currently in mass production or development.

Process	Technology	Device	End Markets

Mixed-signal	• 0.16-0.8µm • Multipurpose • Triple gate	• Analog to digital converter • Digital to analog converter • CODEC • DVD chipset	• Consumer • Industrial • Wireless • Computing

Power	• 0.18-0.6µm • 40V-80V • Analog • Modular BCD • BCD • Deep Trench • Trench MOSFET	• Power management • Power over Ethernet • LED drivers	• Consumer • Wireless • Computing

High Voltage CMOS	• 0.13-0.8µm • 18V-200V • Multiple options, such as Bipolar, Mixed Mode, Thick Metal	• Display drivers	• Consumer • Wireless • Computing • Medical

NVM	• 0.18-0.35µm • EEPROM • eFlash	• Microcontroller • Electronic Tag • Hearing aid	• Consumer • Industrial • Medical • Automotive

MEMS	• 1.0µm	• Transducer	• Wireless

Sales and Marketing

We focus our sales and marketing strategy on creating and strengthening our relationships with leading consumer electronics OEMs, such as LG.Philips LCD, Sharp and Samsung, as well as analog and mixed-signal semiconductor companies. We believe our close collaboration with customers allows us to align our product and process technology development with our customers’ existing and future needs. Because our customers often service multiple end markets, our product sales teams are organized by customers as opposed to products. We believe this facilitates the sale of products that address multiple end-market applications to each of our customers. Our manufacturing services sales teams focus on marketing our services to mixed-signal semiconductor companies that require specialty manufacturing processes.

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design centers in Korea, Japan and the United States, as well as our local sales and support offices in Greater China and Europe. We have a network of agents and distributors in Korea, Japan, Europe and Greater China. During the year ended December 31, 2007, we derived approximately 83% of net sales through our direct sales force and 17% of net sales through our network of authorized agents and distributors.

Research and Development

Our research and development efforts focus on intellectual property, design methodology and process technology for our complex analog and mixed-signal semiconductor products and services. Our expenditures for research and development were $138.9 million, representing 17.5% of net sales for the year ended December 31, 2007, compared to 17.6% of net sales for the year ended December 31, 2006 and 11.5% of net sales for the year ended December 31, 2005.

Customers

We sell our products to consumer electronics OEMs as well as subsystem designers and contract manufacturers. We sell our manufacturing services to analog and mixed-signal semiconductor companies. In the year ended December 31, 2007, our 10 largest customers accounted for approximately 58.9% of our net sales, and we had one customer, LG.Philips LCD, representing greater than 10% of our net sales. During the year ended December 31, 2007, we received revenues of $47.3 million from customers in the United States and $745.0 million from all foreign countries, of which 60.0% was from Korea, 16.6% from Taiwan, 9.8% from Japan and 9.1% from China, Hong Kong and Macau.

Intellectual Property

As of December 31, 2007, our portfolio of intellectual property assets included approximately 6,100 novel registered and pending patents. Because we file patents in multiple jurisdictions, we additionally have approximately 1,400 registered and pending patents that relate to identical technical claims in our base patent portfolio. Our patents expire at various times over the next 18 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

We have entered into exclusive and non-exclusive licenses and development agreements with third parties relating to the use of intellectual property of the third parties in our products and our design processes, including licenses related to embedded memory technology, design tools, process simulation tools, circuit designs and processor cores. Some of these licenses, including our agreements with Silicon Works Co., Ltd. and ARM Limited, are material to our business and may be terminated prior to the expiration of these licenses by the licensors should we fail to cure any breach under such licenses. Additionally, in connection with the Original

Acquisition, Hynix retained a perpetual license to use the intellectual property that we acquired from Hynix in the Original Acquisition. Under this license, Hynix and its subsidiaries are free to develop products that may incorporate or embody intellectual property developed by us prior to October 2004.

Competition

We operate in highly competitive markets characterized by rapid technological change and continually advancing customer requirements. Although no one company competes with us in all of our product lines, we face significant competition in each of our market segments. Our competitors include other independent and captive manufacturers and designers of analog and mixed-signal integrated circuits including display driver, power management and image sensor semiconductor devices, as well as companies providing specialty manufacturing services.

We compete based on design experience, manufacturing capabilities, the ability to service customer needs from the design phase through the shipping of a completed product, length of design cycle and quality of technical support and sales personnel. Our ability to compete successfully will depend on internal and external variables, both within and outside of our control. These variables include the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields, capacity availability, customer service, pricing, industry trends and general economic trends.

Employees

Our worldwide workforce consisted of 3,605 employees (full- and part-time) as of December 31, 2007, of which 459 were involved in sales, general and administrative, 561 were in research and development (including 304 with advanced degrees), 90 were in quality, reliability and assurance and 2,495 were in manufacturing (comprised of 397 in engineering and 2,098 in operations). As of December 31, 2007, 2,185 employees, or approximately 61% of our workforce, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We believe our labor relations are good.

Environmental

Our operations are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and waste, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, constantly changing and have tended to become more stringent over time. There can be no assurance that we have been or will be in compliance with all these laws and regulations, or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, any failure to comply with new or existing laws or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

Raw Materials

We use processes that require specialized raw materials that are generally available from a limited number of suppliers. In 2006, we diversified suppliers for many of our raw materials, including polysilicon, chemicals, gases and tape. Tape is one of the process materials required for our display drivers. We continue to attempt to qualify additional suppliers for our raw materials.

For a description of our business and the distribution of our assets by geographic regions and reporting segments, see note 16 to the consolidated financial statements of MagnaChip Semiconductor LLC for the year ended December 31, 2007 elsewhere in this report.

For More Information

We are subject to the periodic reporting and other informational requirements of the Securities Exchange Act of 1934, as amended. You may read and copy any reports or other information filed by us at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Copies of this material can be obtained from the Public Reference Section of the SEC upon payment of fees prescribed by the SEC. You may call the SEC at 800-SEC-0350 for further information on the operation of the public reference room. Our filings will also be available to the public from commercial document retrieval services and at the SEC Web site at “www.sec.gov.” In addition, you may request a copy of any of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o MagnaChip Semiconductor, Ltd., 891 Daechi-dong, Gangnam-gu, Seoul 135-738, Korea, Attention: Senior Vice President, General Counsel and Secretary; the telephone number at that address is 011-82-2-6903-3376.

Item 1A. Risk Factors.

You should carefully consider the risk factors set forth below as well as the other information contained in this report. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or those currently viewed by us to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

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

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements based on our estimates of customer demand and expected demand for and success of their products. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer demand for our products. On occasion, customers may require rapid increases in supply, which can challenge our production resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers’ increased demand for our products. Conversely, downturns in the semiconductor industry have caused and may in the future cause our customers to reduce significantly the amount of products they order from us. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand would decrease our results of operations, including our gross profit.

Our customers may cancel their orders, reduce quantities or delay production.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high volume products or services, our financial results would be adversely affected. While we served more than 200 customers in the year ended December 31, 2007, net sales to our 10 largest customers represented approximately 58.9% of our net sales for the period. One customer represented greater than 10% of our net sales during the year ended December 31, 2007. Significant reductions in sales to any of these customers, the loss of major customers or a general curtailment in orders for our high volume products or services within a short period of time would adversely affect our business.

Our industry is highly competitive.

The semiconductor industry is highly competitive and includes hundreds of companies, a number of which have achieved substantial market share both within our product categories and end markets. Current and prospective customers for our products and services evaluate our capabilities against the merits of our competitors. Some of our competitors are well established as independent companies and have substantially greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in certain of our end markets and with the internal semiconductor design and manufacturing capabilities of many of our significant customers. We expect to experience continuing competitive pressures in our markets from existing competitors and new entrants.

Any consolidation among our competitors could enhance their product offerings and financial resources, further enhancing their competitive position. Our ability to compete will depend on a number of factors, including the following:

•	our ability to offer cost-effective and high quality products and services on a timely basis using our technologies;

•	our ability to accurately identify and respond to emerging technological trends and demand for product features and performance characteristics;

•	our ability to continue to rapidly introduce new products that are accepted by the market;

•	our ability to adopt or adapt to emerging industry standards;

•	the number and nature of our competitors and competitiveness of their products and services in a given market; and

•	entrance of new competitors into our markets.

Many of these factors are outside of our control. In the future, our competitors may replace us as a supplier to our existing or potential customers, and our customers may satisfy more of their requirements internally. As a result, we may experience declining revenues and results of operations.

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

Demand for our products will depend in part on the changes in demand for various consumer electronics products, including digital televisions, notebook computers, flat panel displays and mobile phones, and electronics products in our other end markets and on general economic growth. To the extent that we cannot offset periods of reduced demand that may occur in these markets through greater penetration of these markets or reduction in our production and costs, our sales and gross profit may decline, which would negatively impact our business, financial condition and results of operations.

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

For example, net sales generated in 2006 by our Imaging Solutions business decreased $102.8 million, or 63%, compared to net sales generated by that business in 2005. This decrease was primarily attributable to delays in transitioning to new megapixel products. We have begun marketing a new line of power management solutions that we intend to sell to our customers in 2008. Any new products, such as our new power management solutions, or product or service enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to develop and introduce new products and services or product and service enhancements on a timely and cost-effective basis.

If we fail to achieve design wins for our semiconductor products, we may lose the opportunity for sales to customers for a significant period of time and be unable to recoup our investments in our products.

We expend considerable resources to achieve design wins for our semiconductor products, especially our new products and product enhancements. Once a customer designs a semiconductor into a product, that customer is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor. If we fail to achieve an initial design win in a customer’s qualification process, we may lose the opportunity for significant sales to that customer for a number of products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our semiconductor products, which would harm our business.

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

Our key executives have substantial experience and have made significant contributions to our business, and our continued success is dependent upon the retention of our key management executives, including our Chief

Executive Officer and Chairman, Sang Park, and our President and Chief Financial Officer, Robert Krakauer, as well as the services provided by our engineers and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel would have a material adverse effect on our business. Growth in our business is dependent, to a large degree, on our ability to retain and attract such employees. In addition, we depend on our ability to attract and retain skilled technical and managerial personnel. We could lose the services of, or fail to recruit, skilled personnel. This could hinder our research and product development programs or otherwise have a material adverse effect on our business.

We have a history of losses and may not become profitable in the future.

Since we began operations as a separate entity in 2004, we have not generated a profit and have generated significant net losses. As of December 31, 2007, we had an accumulated deficit of approximately $564.4 million and negative unitholders’ equity. To become profitable, we will need to generate and sustain substantially higher revenue while maintaining or reducing expenses. We currently expect to incur higher expenses in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we become profitable, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

If we encounter future labor problems, we may fail to deliver our products and services in a timely manner, which could adversely affect our revenues and profitability.

As of December 31, 2007, approximately 61% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

We may incur costs to engage in future business combinations or strategic investments, and we may not realize the anticipated benefits of those transactions.

As part of our business strategy, we may seek to enter into business combinations, investments, joint ventures and other strategic alliances with other companies in order to maintain and grow revenue and market presence as well as to provide us with access to technology, products and services. Any such transaction would be accompanied by risks that may harm our business, such as difficulties in assimilating the operations, personnel and products of an acquired business or in realizing the projected benefits; disruption of our ongoing business; potential increases in our indebtedness and contingent liabilities; and charges if the acquired company or assets are later determined to be worth less than the amount paid for them in an earlier original acquisition. In addition, our senior secured credit facility and the indentures governing our senior secured notes and senior subordinated notes may restrict us from making acquisitions that we may otherwise wish to pursue.

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

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skill and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea and Southeast Asia. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems or decrease the capacity available to us, our operating results could be adversely affected.

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

There can be no assurance that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms, or at all.

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

We are subject to requirements of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and wastes, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that we have been, or will be, in compliance with all such laws and regulations or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, the failure to comply with new or existing laws, or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

We may need additional capital in the future, and such capital may not be available on acceptable terms or at all.

We may require more capital in the future from equity or debt financings to fund our operations, finance investments in equipment and infrastructure, acquire complimentary businesses and technologies, and respond to competitive pressures and potential strategic opportunities. In addition, additional capital may not be available when needed or, if available, may not be available on favorable terms. In addition, our senior secured credit facility and the indentures governing our notes limit our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.

Research and development investments may not yield profitable and commercially viable product and service offerings and thus will not necessarily result in increases in revenues for us.

We invest significant resources in our research and development. Our research and development efforts, however, may not yield commercially viable products or enhance our semiconductor manufacturing services offerings. During each stage of research and development there is a substantial risk that we will have to abandon a potential product or service offering which is no longer marketable and in which we have invested significant resources. In the event we are able to develop viable new products or service offerings, a significant amount of time will have elapsed between our investment in the necessary research and development effort and the receipt of any related revenues.

Our business depends on international customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

We rely on, and expect to continue to rely on, suppliers, subcontractors and operations located primarily in Asia. As a result, we face risks inherent in international operations, such as unexpected changes in regulatory requirements, tariffs and other market barriers, political, social and economic instability, adverse tax consequences, war, civil disturbances and acts of terrorism, difficulties in accounts receivable collection, extended payment terms and differing labor standards, enforcement of contractual obligations and protection of intellectual property. These risks may lead to increased costs or decreased revenue growth, or both. Although we do not derive any revenue from, nor sell any products in, North Korea, any future increase in tensions between South Korea and North Korea which may occur, for example, an outbreak of military hostilities, would adversely affect our business, financial condition and results of operations.

We are subject to risks associated with currency fluctuations.

Our net sales are primarily denominated in U.S. dollars, as well as various other currencies, including the Korean won, Japanese yen and euro. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect the translated price of products and therefore operating margins and could result in exchange losses. Conversely, during 2007, more than 60% of our costs were denominated in Korean won and, to a lesser extent, in Japanese yen, U.S. dollars and euros. Therefore, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. As a result, a material decline in the U.S. dollar relative to the Korean won will result in an increase in our costs as a proportion of our net sales, thereby reducing our operating margins.

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

Our level of indebtedness is substantial, and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. A decline in the ratings of our existing or future indebtedness may make the terms of any new indebtedness we choose to incur more costly.

As of December 31, 2007, our total indebtedness was approximately $830 million. Our substantial debt could have important consequences, including:

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will generate a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For example, in 2006 our cash interest expense exceeded the cash generated from our operating activities, and in 2007 our cash flow from operating activities was negative and did not cover any of our interest expense.

On April 19, 2007, Moody’s Investor Service, Inc. downgraded the ratings on our indebtedness. The credit ratings assigned to our debt reflect the rating agency’s opinion of our ability to make payments on the debt obligations when such payments are due. A rating may be subject to revision or withdrawal at any time by the assigning rating agency. We may experience downgrades in our debt ratings in the future, which may make it more difficult for us to obtain favorable interest rates and other terms on any new debt we may choose to incur in the future, including any new debt we may incur to refinance existing indebtedness. In the event any ratings downgrades are significant, we may choose not to incur new debt or refinance existing debt if we are unable to incur or refinance such debt at favorable interest rates or on favorable terms.

If our cash flows and capital resources are insufficient to fund our debt service obligations or if we are unable to refinance existing indebtedness on favorable terms, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreement governing our senior secured credit facility and the indentures governing our notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or be able to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

We are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. Beginning with our fiscal year ending December 31, 2008, our independent auditors will be required to attest to and report on the effectiveness of our internal controls over financial reporting. If we fail to achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements and could result in investigations or sanctions by the SEC, the applicable securities exchange on which our securities are listed or other regulatory authorities or in securityholder litigation. Any of these factors ultimately could harm our business and could negatively impact the market price of our securities. Ineffective control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our securities.

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From the Original Acquisition in October 2004 through December 31, 2007, we recognized aggregate restructuring and impairment charges of $142.6 million, which consisted of $136.5 million of impairment charges and $6.1 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business and incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our manufacturing operations consist of two sites located in Cheongju and Gumi in Korea. These sites have a combined capacity of approximately 116,000 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.13 to 1.0 micron. The Cheongju facilities have three main buildings totaling 164,058 square meters devoted to manufacturing and development. The Gumi facilities have one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

In addition to our fabrication facilities located in Cheongju and Gumi, Korea, we lease facilities in Seoul, Korea, Sunnyvale, California, and Tokyo and Osaka, Japan. Each of these facilities includes administration, sales and marketing and research and development functions. We lease a design facility in Lake Oswego, Oregon, and sales and marketing offices at our subsidiaries in several other countries.

The ownership of our wafer manufacturing assets is an important component of our business strategy. Maintaining manufacturing control enables us to develop proprietary, differentiated products and results in higher production yields, as well as shortened design and production cycles. We believe our properties are adequate for the conduct of our business for the foreseeable future.

We use a combination of in-house and outsourced assembly, test and packaging services. Our independent providers of these services are located in Korea, China, Japan and Taiwan.

We are party to several building lease agreements, and land lease and easement agreements, with Hynix pursuant to which we lease certain of our facilities located in Cheongju, Korea to Hynix, and Hynix leases certain of its facilities to us. The lease terms are for twenty years from the date of the Original Acquisition with automatic extensions for ten year terms. However, the leases may be terminated by either party prior to the expiration of the terms upon the occurrence of a material breach by the other party or the cessation of business on the premises by the lessee, or by the lessee for any reason upon ninety days prior notice. Because we share certain facilities with Hynix, several services that are essential to our business are provided to us by or through Hynix under our general service supply agreement with Hynix. These services include electricity, bulk gasses and de-ionized water, campus facilities and housing, wastewater and sewage management, environmental safety and certain utilities and infrastructure support services. The services generally continue until the lease applicable to the property with respect to which the services are being provided terminates. However, certain of the services may be terminated by us prior to the applicable lease expiration. Hynix may also terminate this general service supply agreement upon a material breach by us or the cessation of business on the premises by us. Additionally, under a research and development equipment utilization agreement with Hynix, Hynix has granted us a right to use certain of its equipment for research and development purposes. The term of this agreement expires five years after the date of the Original Acquisition and may be extended for one additional year unless earlier terminated by either party upon the occurrence of a material breach by the other party. This agreement may also be terminated by Hynix if we cease to conduct certain permitted activities and, with respect to certain equipment, by us for any reason.

Item 3. Legal Proceedings.

We are subject to lawsuits and claims that arise in the ordinary course of business and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims, in particular, could cause us to incur significant expenses or prevent us from selling our products. We are currently not involved in any legal proceedings the outcome of which we believe would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no established public trading market for our outstanding common equity.

Holders

The approximate number of record holders of our outstanding common units as of December 31, 2007 was 212.

Dividends

We did not pay any dividends in either fiscal year 2007 or 2006. Our ability to pay dividends is restricted by certain covenants contained in our senior credit facilities, as well as certain restrictions contained in our indentures relating to our senior notes and our subordinated notes.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On December 24, 2007, one of our former executives exercised options to acquire 12,500 of our common units at a purchase price of $37,500. Because the offering transaction took place outside the U.S. and the optionee was not a U.S. person, the issuance of these securities was exempt from registration under Regulation S.

Item 6. Selected Financial Data.

We have derived the selected consolidated financial and operating data below from the following sources:

The consolidated financial data as of and for the years ended December 31, 2007, 2006 and 2005, and the three months ended December 31, 2004 have been derived from the historical audited consolidated financial statements of MagnaChip Semiconductor LLC. The unaudited summary consolidated financial data include, in the opinion of our management, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and results of operations for these periods. Prior to October 1, 2004, our consolidated financial statements were prepared on a carve-out basis from the consolidated financial statements and accounting records of Hynix using the actual results of operations and actual basis of assets and liabilities of our business.

The selected consolidated financial and operating data below represent portions of our financial statements and are not complete. This information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these statements included in this report. Historical results are not necessarily indicative of future performance.

	Years ended December 31,			Three months ended Dec. 31, 2004	Nine months ended Sept. 30, 2004	Year ended December 31, 2003
	2007	2006	2005
	Successor Company(1)				Predecessor Company(1)
	(Audited)
	(in millions, except per common unit data)
Statement of Operations Data:
Net sales	$792.4	$744.4	$937.7	$243.6	$841.6	$830.8
Cost of sales	654.8	644.9	729.0	204.5	654.6	752.5

Gross profit	137.6	99.4	208.7	39.1	187.0	78.3
Selling, general and administrative	93.0	87.7	123.2	29.8	54.0	68.7
Research and development	138.9	131.3	107.6	22.1	75.7	86.6
Restructuring and impairment charges	12.1	94.3	36.2	—	—	—

Operating income (loss)	(106.4)	(213.8)	(58.4)	(12.7)	57.4	(77.0)
Interest expense, net	60.3	57.2	57.2	16.8	17.7	37.8
Foreign currency gain (loss), net	(4.7)	50.9	16.5	30.4	5.4	1.4
Other	—	—	—	—	1.1	1.0

Other income (expenses)	(65.0)	(6.3)	(40.7)	13.6	(11.3)	(35.4)

Income (loss) before income taxes	(171.4)	(220.1)	(99.1)	0.9	46.1	(112.3)
Income tax expenses	9.1	9.3	1.8	6.7	2.8	1.4

Net income (loss)	$(180.6)	$(229.3)	$(100.9)	(5.8)	$43.2	$(113.7)

Dividends accrued on preferred units	12.0	10.9	9.9	13.4

Net (loss) attributable to common units	$(192.6)	$(240.2)	$(110.8)	$(19.3)

Per unit data:
Net (loss) per common unit:
Basic and diluted	$(3.68)	$(4.54)	$(2.10)	$(0.38)
Weighted-average units used in computing net (loss) per common unit:
Basic and diluted	52.297	52.912	52.898	50.062
Balance Sheet Data (at period end):
Cash and cash equivalents	$64.3	$89.2	$86.6	$58.4	$—	$—
Total assets	707.9	770.1	1,040.6	1,154.5	653.8	790.0
Total indebtedness(2)	830.0	750.0	750.0	750.7	252.6	468.1
Preferred units	129.4	117.4	106.5	96.5	—	—
Long-term obligations(3)	879.4	867.5	856.7	846.5	249.1	421.4
Owners’ equity					206.7	155.3
Unitholders’ equity	(477.5)	(284.5)	(46.5)	55.9
Supplemental Data:
EBITDA(4)	52.3	25.7	161.0	63.5	330.6	264.0
Depreciation and amortization	163.4	188.6	202.9	45.9	266.9	338.5
Capital expenditures(5)	86.6	41.4	64.5	23.5	86.7	25.2
Net cash provided by (used in) operating activities	(23.7)	30.5	103.6	17.3	312.2	182.1
Net cash (used in) investing activities	(81.8)	(33.4)	(64.1)	(526.0)	(85.3)	(21.5)
Net cash provided by (used in) financing activities	80.1	(0.3)	(12.8)	10.0	(226.8)	(160.6)

(1)	On October 6, 2004, our business was acquired from Hynix. For accounting purposes and consistent with its reporting periods, we have used October 1, 2004 as the effective date of such acquisition since the financial results from and after October 1, 2004 accrued to our benefit. As a result, we have reported our operating results and financial position for all periods from and after October 1, 2004 as those of the successor company. The predecessor company periods and the successor company periods have different bases of accounting and are therefore not comparable.
(2)	Total indebtedness is calculated as long- and short-term borrowings, including the current portion of long-term borrowings.
(3)	Long-term obligations include long-term borrowings, capital leases and redeemable preferred units.
(4)	EBITDA is defined as net income (loss) plus depreciation and amortization of intangible assets, interest expense, net and provision for income taxes. EBITDA is a key financial measure but should not be construed as an alternative to operating income, cash flows from operating activities or net income (loss), as determined in accordance with GAAP. EBITDA is not a measure defined in accordance with GAAP. We believe that EBITDA is a standard performance measure commonly reported and widely used by analysts and investors in our industry. However, the method of computation may or may not be comparable to other similarly titled measures of other companies. A reconciliation of net income (loss) to EBITDA is as follows:

	Years ended December 31,
	2007	2006	2005
	(in millions)
Net income (loss)	$(180.6)	$(229.3)	$(100.9)
Depreciation and amortization	163.4	188.6	202.9
Interest expense, net	60.3	57.2	57.2
Provision for income tax	9.1	9.3	1.8

EBITDA	$52.3	$25.7	$161.0

(5)	Capital expenditures represent tangible and intangible asset acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this report. This discussion and analysis contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” and elsewhere in this report.

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high volume consumer applications, such as mobile phones, digital televisions, flat panel displays, notebook computers, mobile multimedia devices and digital cameras. Our analog and mixed-signal semiconductor products and services enable the high resolution display of images and video, conversion of analog signals, such as light and sound, into digital data as well as manage power consumption. Our display driver solutions cover a wide range of display sizes used in high definition liquid crystal display, or LCD, televisions, flat panel displays, notebook computers and mobile communications and entertainment devices. Our image sensor solutions are highly integrated and designed to provide brighter, sharper and more colorful image quality in a variety of light conditions for use primarily in mobile handset, PC and notebook computer camera applications and security systems. We have also utilized our technology platform and manufacturing process expertise to design power management solutions in order to expand our market opportunity and address more of our customers’ needs. We offer semiconductor manufacturing services to providers of analog and mixed-signal semiconductors that require differentiated, specialty process technologies such as high voltage CMOS, embedded memory and power management.

The variety of analog and mixed-signal semiconductor products and services we offer is based on a technology platform and strategy that allows us to address multiple end markets and to develop and introduce new products quickly. We believe that our manufacturing integration and broad intellectual property enable us to respond quickly to our consumer electronics and semiconductor customers’ needs. To maintain and increase our profitability, we must forecast trends in consumer product demand and invest in relevant research and development activities and in appropriate capital equipment. We expect to maintain or increase our expenditures on research and development in future periods to maintain our position as a leading provider of semiconductor products and services in the segments in which we compete.

The semiconductor markets in which we compete are characterized by the use of advanced production technology and rapid technological advances. The prices of our products tend to decrease regularly over their useful lives, and such price decreases can be significant as new generations of products are introduced. We manage our pricing, production and product development activities so as to benefit from, or at least mitigate any adverse impact of, declining market prices for our products. For example, in some periods we are able to offset the impact of declining selling prices for existing products through the introduction of new products that command selling prices above the average selling price of our existing products. In addition, we seek to manage our inventories and manufacturing capacity so as to preclude losses from inevitable product and productive capacity obsolescence.

Demand for our products and services is driven primarily by overall demand for the consumer end products in which our products are used and, consequently, can be adversely affected by periods of weak consumer spending in developed countries. Nonetheless, the consumer electronics market is large and rapidly growing, driven by consumers seeking to enjoy rich media content, such as digital and high definition audio and video, mobile television, games and digital photography. As a company, we seek to address market segments with higher growth rates than the overall consumer electronics industry. In recent years, we have experienced increasing demand from OEMs and consumers in developing countries such as China and India, and we expect to derive a substantial portion of our growth in the next decade from growing demand in such markets. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services, but we believe that the competitive offerings will be, at least initially, of lower quality than the products and services that we offer, and that the impact from the increased competition will be more than offset by demand arising from such markets. Further, we believe we are well-positioned geographically to capture this demand, with our Korea-based operations.

Within particular operating segments and products, net sales are driven by “design wins” in which we or another company is selected by an electronics OEM or other potential customer to supply its demand of a particular product. These competitions typically determine the semiconductor supplier for the life of a particular end product and specify in many cases the production volume and pricing of a particular semiconductor product throughout the life of the end product. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used and the inventory levels maintained by our customers.

Our products and services require investments in capital equipment. We focus on specialty technologies, however, that do not require investments in leading edge manufacturing equipment, and as a result, our business tends not to be as subject to the pronounced boom and bust cycles characteristic of other semiconductor markets, in which the introduction of substantial, high-fixed cost capacity can cause product prices to plunge dramatically. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. We believe this capital investment strategy enables us to optimize our capital investments and facilitates deeper and more diversified product and service offerings.

Our success going forward will depend upon our ability to adapt to future challenges such as the emergence of new competitors for our products and services or the consolidation of current competitors. Additionally, we must innovate to remain ahead of, or at least rapidly adapt to, technological breakthroughs that may lead to a step function change in the technology necessary to deliver our products and services. We believe that our established relationships and close collaboration with leading customers, such as LG.Philips LCD, Sharp, and Samsung, enhance our visibility into new product opportunities, market and technology trends and improve our ability to meet these challenges successfully.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. Additionally, we have a fourth operating segment, Power Solutions, from which we expect to begin earning revenues in 2008. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions segment offers flat panel display drivers for a wide range of small to large panel displays used in digital televisions, mobile phones, LCD monitors, notebook computers and mobile multimedia devices, such as handheld games. Our products cover a broad range of interfaces, packages and technologies, including AMOLED, LTPS and TFT technologies.

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

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment manufactures wafers for analog and mixed-signal semiconductor companies based on their designs. The activities conducted within this segment are, in substance, identical to those conducted in our Display Solution and Imaging Solution businesses. The only difference is that, in the Semiconductor Manufacturing Services segment, the product designs originate from our customers. The customers provide us with their designs, and we manufacture and sell the products to the customers based upon such designs. We offer over 170 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services offering is targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high growth and high volume applications in the consumer, computing, wireless and industrial end markets.

Revenue Sources

Net Sales. We derive a majority of our sales (net of sales returns and allowances) from three reportable segments: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. Our non-segmented other net sales consist principally of rental and unit processing business activities. In unit processing, we execute a limited number of process steps, rather than the entire production sequence, in the manufacture of semiconductor wafers for one customer. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited amounts of product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Hong Kong, Japan, Korea, Taiwan, the United Kingdom and the United States. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region.

We generally recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the year ended December 31, 2007, we sold products to over 200 customers, and our net sales to our ten largest customers represented approximately 58.9% of our net sales. We have a combined production capacity of over 116,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

Factors Affecting Our Results of Operations

Gross Profit. Our overall gross profit generally fluctuates as a result of changes in overall sales volumes and in the average selling prices of our products and services. Other factors that influence our gross profit include changes in product mix, the introduction of new products and services and subsequent generations of existing products and services, shifts in the utilization of our manufacturing facilities and the yields achieved by our manufacturing operations, changes in material, labor and other manufacturing costs and variation in depreciation expense.

Material Costs. Our cost of sales consists of costs of raw materials, such as silicon wafers, chemicals, gasses and tape, packaging supplies, equipment maintenance and depreciation expenses. We use processes that require specialized raw materials, such as silicon wafers, that are generally available from a limited number of suppliers. If demand increases or supplies decrease, the costs of our raw materials could significantly increase. For example, worldwide supplies of silicon wafers, an important raw material for the semiconductors we manufacture, have been constrained in recent years due to an increased demand for polysilicon. Polysilicon is also a key raw material for solar cells, the demand for which has steadily increased over the last two years. We do not expect these supplies to increase significantly in the near future. In 2006, we diversified suppliers for many of our raw materials, including chemicals, gasses and tape, which is one of the process materials for our display drivers.

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2007, 95% of our employees were eligible for severance benefits. In accordance with the National Pension Act of Korea, a certain portion of accrued severance benefits is deposited with the National Pension Fund and deducted from the accrued severance benefits. The contributed amount is refunded to employees from the National Pension Fund upon their retirement.

Depreciation Expense. We periodically evaluate the carrying amounts of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. At December 31, 2007, we depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to five years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying amount is equal to fair value.

Selling Expenses. We sell our products worldwide through a direct sales force as well as a network of sales agents and representatives to OEMs, including major branded customers and contract manufacturers, and indirectly through distributors. Selling expenses consist primarily of the personnel costs for the members of our direct sales force, a network of sales representatives and other costs of distribution. Personnel costs include base salary, benefits and incentive compensation. As incentive compensation is tied to various net sales goals, it will increase or decrease with net sales.

General and Administrative Expenses. General and administrative expenses consist of the costs of various corporate operations, including finance, legal, human resources and other administrative functions. These expenses primarily consist of payroll-related expenses, consulting and other professional fees and office facility-related expenses. Historically, our selling, general and administrative expenses have moved in correlation with changes in revenues, and we expect this trend to continue in the future.

Research and Development. The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. Our research and development costs incurred as a percentage of the consolidated revenues and in total have increased since 2005. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring engineering charges related to product design. Additionally, we develop base-line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses are for process development that serves as a common technology platform for all of our product segments. Consequently, we do not allocate these expenses to individual segments. We expect to continue to increase our investments in research and development to develop additional products and expand our business.

Restructuring and Impairment Charges. We evaluate the recoverability of certain long-lived assets on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In our efforts to improve our overall profitability in future periods, we have closed or impaired, and may in the future close or impair, facilities which are underutilized and which are no longer aligned with our long-term business goals.

Interest Expense, Net. Our interest expense is incurred to service our notes in the amount of $750 million and drawings under our senior secured credit facility. At December 31, 2007, the notes bore interest at a weighted average interest rate of 7.98%. Drawings under our senior secured credit facility bore interest at December 31, 2007 at either three-month LIBOR plus 4.75% or ABR plus 3.75% and were minimally offset by interest income on cash balances. Of the $750 million of total long-term borrowings, $300 million consist of variable interest rate securities. Effective as of June 27, 2005, we entered into an interest rate swap agreement that converted the variable interest rate portion of our notes into a fixed interest rate of 7.34%. That arrangement will be in effect until the swap agreement expires on June 15, 2008. As a result of our proposed public offering and proposed repayment of outstanding indebtedness, we expect that our interest expense will decrease in amount and as a percentage of net sales.

Foreign Currency Gain or Loss. A substantial portion of our net foreign currency gain or loss relates to non-cash translation gain or loss recorded for intercompany borrowings at our Korea subsidiary that is denominated in U.S. dollars. This balance sheet item is affected by fluctuations in the exchange rate between the Korean won and U.S. dollar.

Income Taxes. We record our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. We exercise significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities. We periodically evaluate our deferred tax assets to ascertain whether it is more likely than not that the deferred tax assets will be realized.

Our operations are subject to income and transaction taxes in Korea and in multiple foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Capital Expenditures. We invest in manufacturing equipment, software design tools and other tangible and intangible assets for capacity expansion and technology improvement. Capacity expansions and technology improvements typically occur in anticipation of seasonal increases in demand. We typically pay for capital expenditures in partial installments with portions due on order, delivery and final acceptance.

Inventories. We monitor our inventory levels in light of product development changes and market expectations. We may be required to take additional charges for quantities in excess of demand, cost in excess of market value and product age. Our analysis may take into consideration historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sales of existing products, product age, customer design activity, customer concentration and other factors. These forecasts require us to estimate our ability to predict demand for current and future products and compare those estimates with our current inventory levels and inventory purchase commitments. Our forecasts for our inventory may differ from actual inventory use.

Basis of Presentation

Our consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Segments. Prior to our fiscal year 2006, we operated in a single segment—semiconductor manufacturing. In fiscal year 2006, subsequent to the appointment of a new chief operating decision maker (the “CODM”) as defined by Statements of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Relate Information, we changed the manner in which the CODM reviewed our operational results and made significant business decisions so as to include disaggregated financial information with respect to our three reportable segments. The segment information for prior periods has been prepared in conformity with our current segment structure.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Years ended December 31,
	2007		2006		2005
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Consolidated statement of operations data:
Net sales	$792.4	100.0%	$744.4	100.0%	$937.7	100.0%
Cost of sales	654.8	82.6	644.9	86.6	729.0	77.7

Gross profit	137.6	17.4	99.4	13.4	208.7	22.3
Selling, general and administrative expenses	93.0	11.7	87.7	11.8	123.2	13.1
Research and development expenses	138.9	17.5	131.3	17.6	107.6	11.5
Restructuring and impairment charges	12.1	1.5	94.3	12.7	36.2	3.9

Operating income (loss)	(106.4)	(13.4)	(213.8)	(28.7)	(58.4)	(6.2)
Interest expense, net	60.3	7.6	57.2	7.7	57.2	6.1
Foreign currency gain (loss), net	(4.7)	(0.6)	50.9	6.8	16.5	1.8

Income (loss) before income taxes	(171.4)	(21.6)	(220.1)	(29.6)	(99.1)	(10.6)
Income tax expenses	9.1	1.2	9.3	1.2	1.8	0.2

Net income (loss)	(180.6)	(22.7)	(229.3)	(30.8)	(100.9)	(10.8)

Net Sales:
Display Solutions	331.7	41.9	273.7	36.8	326.0	34.8
Imaging Solutions	82.9	10.5	60.5	8.1	163.3	17.4
Semiconductor Manufacturing Services	321.0	40.5	342.4	46.0	345.4	36.8
All other	56.8	7.2	67.8	9.1	102.9	11.0

	$792.4	100.0%	$744.4	100.0%	$937.7	100.0%

Results of Operations—Comparison of Years ended December 31, 2007 and December 31, 2006

The following table sets forth consolidated results of operations for years ended December 31, 2007 and December 31, 2006:

	Year ended December 31, 2007		Year ended December 31, 2006		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Net sales	$792.4	100.0%	$744.4	100.0%	$48.0
Cost of sales	654.8	82.6	644.9	86.6	9.9

Gross profit	137.6	17.4	99.4	13.4	38.2

Selling, general and administrative expenses	93.0	11.7	87.7	11.8	5.3
Research and development expenses	138.9	17.5	131.3	17.6	7.6
Restructuring and impairment charges	12.1	1.5	94.3	12.7	(82.2)

Operating income (loss)	(106.4)	(13.4)	(213.8)	(28.7)	107.4
Interest expense, net	60.3	7.6	57.2	7.7	3.1
Foreign currency gain, net	(4.7)	(0.6)	50.9	6.8	(55.6)

Income (loss) before income taxes	(171.4)	(21.6)	(220.1)	(29.6)	48.7
Income tax expenses	9.1	1.2	9.3	1.2	(0.2)

Net income (loss)	$(180.6)	(22.7)%	$(229.3)	(30.8)%	$48.7

Net Sales

	Year ended December 31, 2007		Year ended December 31, 2006		Change Amount
	Amount	% of Total	Amount	% of total
	(in millions; %)
Display Solutions	$331.7	41.9%	$273.7	36.8%	$58.0
Imaging Solutions	82.9	10.5%	60.5	8.1	22.4
Semiconductor Manufacturing Services	321.0	40.5%	342.4	46.0	(21.4)
All other	56.8	7.2%	67.8	9.1	(11.0)

	$792.4	100.0%	$744.4	100.0%	$48.0

Net sales for the year ended December 31, 2007 increased $48.0 million, or 6.4% compared to the year ended December 31, 2006. Net sales generated in the three operating segments during the current year were $735.6 million, an increase of $59.0 million or 8.7% from the net sales of our three reportable segments for the prior-year period, primarily due to increased design wins and new account development, which contributed to market share gains. Among our segments, net sales increased $58.0 million or 21.2% for our Display Solutions segment and a $22.4 million or 37.0% for our Imaging Solutions segment. These increases were offset by a $21.4 million or 6.2% decrease in sales from our Semiconductor Manufacturing Service segment. We believe that we will continue to experience profitable growth in future periods, although the overall trend in net sales will be subject to seasonal variations from quarter to quarter.

Display Solutions. Net sales from Display Solutions for the year ended December 31, 2007 were $331.7 million, a $58.0 million or 21.2% increase from $273.7 million for the year ended December 31, 2006. The increase resulted from a 48.5% sales volume increase, primarily from display driver products for LCD televisions, PC monitors and mobile devices. These increases in volume were partially offset by a 21.2% decrease in average selling prices. We believe that strong demand for display driver interfaces that manage power consumption efficiently as well as for high-resolution and feature-rich display drivers will contribute positively to the results of our Display Solutions segment in future quarters.

Imaging Solutions. Net sales from Imaging Solutions increased $22.4 million in the current year, or 37.0%, compared to net sales generated in the prior year. This increase resulted from a 179% sales volume increase, particularly of small form factor VGA products, and was partially offset by a 48.6% decrease in average selling prices.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the year ended December 31, 2007 were $321.0 million, a $21.4 million, or a 6.2%, decrease compared to net sales of $342.4 million for the year ended December 31, 2006. This decrease was primarily due to a 2.9% decrease in the average selling prices of our services of eight-inch equivalent wafers and to product program declines or terminations experienced by some of our key customers. In the fourth quarter of 2007, we entered into new services contracts with three European companies and continued to roll out our application-specific technology, or AS Tech, approach of delivering specialized services to create cost-effective solutions for our customers. We expect the results for our Semiconductor Manufacturing Services segment to remain stable or grow in 2008.

All other. Net sales from All other for the year ended December 31, 2007 were $56.8 million compared to $67.8 million for the year ended December 31, 2006. This decrease of $11.0 million or 16.2% represents the revenue decrease from our unit processing service.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the year ended December 31, 2007 and December 31, 2006:

	Year ended December 31, 2007		Year ended December 31, 2006
	Amount	% of Total	Amount	% of Total
	(in millions; %)
Korea	$447.1	56.4%	$413.7	55.6%
Asia Pacific	193.8	24.5	173.0	23.2
Japan	72.8	9.2	78.3	10.5
North America	58.5	7.4	62.4	8.4
Europe	20.2	2.5	17.0	2.3

Total net revenues	$792.4	100.0%	$744.4	100.0%

Gross Profit

	Year ended December 31, 2007		Year ended December 31, 2006		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Display Solutions	$41.5	12.5%	$35.6	13.0%	$5.9
Imaging Solutions	6.9	8.3	(4.0)	(6.6)	10.9
Semiconductor Manufacturing Services	67.1	20.9	45.7	13.4	21.4
All other	22.0	38.7	22.1	32.6	(0.1)

	$137.6	17.4%	$99.4	13.4%	$38.2

Total gross profit increased $38.2 million in the year ended December 31, 2007, or 38.4%, compared to the gross profit generated in the year ended December 31, 2006. Gross profit percentage for the year ended December 31, 2007 was 17.4% of net sales, an increase of 4.0% from 13.4% for the year ended December 31, 2006. This increase in gross profit percentage was primarily attributable to an overall decrease in unit costs. The decreases in unit costs were driven by, among other factors, reduced depreciation expense, lower overhead costs on a per unit basis and a decline in materials prices. We expect our gross margin to benefit in the next several quarters from the sale of inventory reflecting our reduced cost structure as well as due to increased capacity utilization.

Display Solutions. Gross profit percentage for Display Solutions for the year ended December 31, 2007 slightly declined to 12.5% compared to 13.0% for the year ended December 31, 2006.

Imaging Solutions. Gross profit percentage for the current period improved compared to the prior-year period primarily due to a 179.1% increase in sales volume, a 57.8% decrease in unit cost of sales which resulted from an increase in overall production volume and a decrease in depreciation expense in connection with impairment charges in the second quarter of 2006, offset in part by a 48.6% decrease in average selling prices.

Semiconductor Manufacturing Services. Gross profit percentage for Semiconductor Manufacturing Services increased to 20.9% in the year ended December 31, 2007 from 13.4% in the year ended December 31, 2006. This increase was primarily due to a decrease in cost of sales, resulting from an overall increase in production volume.

All other. Gross profit percentage for All other for the current period increased to 38.7% from 32.6% for the prior-year period. This improvement in gross profit percentage was primarily attributable to an increase in sales volume for unit processing and lower fixed costs per unit. With respect to our new power management solutions business, we expect positive gross margin, as it will generate net sales from newly introduced products which should realize relatively higher average selling prices and benefit from efficient production process technology.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $93.0 million or 11.7% of net sales for the year ended December 31, 2007 compared to $87.7 million or 11.8% for the year ended December 31, 2006. The increase of $5.3 million or 6.0% from the prior-year period was attributable to an increase in salaries and various expense items, including a settlement with former subcontractors of $1.3 million. These increases were partially offset by a $1.1 million decrease in depreciation and amortization expenses.

Research and Development Expenses. Research and development expenses for the current period were $138.9 million, an increase of $7.6 million or 5.8% from $131.3 million for the prior year period. This increase was mainly due to a $5.3 million salary increase caused by an increase in staffing to support new product development. Research and development expenses as a percentage of net sales was 17.5%, virtually flat compared to 17.6% in the prior-year period. We expect research and development expenses in 2008 to be consistent generally with the levels of 2007 on a percentage of net sales basis.

Restructuring and Impairment Charges. During the year ended December 31, 2007, we recognized restructuring and impairment charges of $12.1 million, which consisted of $10.1 million of impairment charges under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and $2.0 million of restructuring charges under SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The impairment charges recorded related to the closure of our five-inch wafer fabrication facility that has generated losses and no longer supports our strategic technology roadmap. This facility closing is expected to be completed within the first quarter of 2008.

During the year ended December 31, 2006, we recorded restructuring and impairment charges totaling $94.3 million, which included $92.9 million of impairment charges under SFAS No. 144 and $1.4 million of restructuring charges under SFAS No. 146.

The impairment charge of $92.5 million recorded during 2006 related to certain fixed assets and technology and customer-based intangible assets (the “asset group”) comprising our Imaging Solution business. At the end of 2005, the capacity utilization at our specialized fabrication facility was less than budgeted. This was primarily due to a transition in product mix, coupled with a seasonal decrease in market demand, which we deemed to be temporary and recoverable. However, in 2006, our management determined, based on revised forecasting, that projected demand for some of the products in our Imaging Solutions business was significantly less than previously forecasted and that this decline was not temporary or seasonal. Therefore, we assessed whether there had been an impairment of the asset group pursuant to SFAS No. 144 and, based on that assessment, recorded the impairment charge. We also recorded $0.4 million of impairment charges in association with the disposition of certain held-for-sale assets.

The $1.4 million of restructuring charges were incurred in connection with certain changes in our management and the early retirement of certain employees.

Other Income (Expense)

Interest Expense, net. Net interest expense was $60.3 million during the year ended December 31, 2007, consistent with $57.2 million for the year ended December 31, 2006. Interest expense was incurred to service our notes in the amount of $750.0 million and drawings under our senior secured credit facility. At December 31, 2007, the notes bore interest at a weighted average interest rate of 7.98%. Drawings under our senior secured credit facility bore interest at December 31, 2007 at either three-month LIBOR plus 4.75% or ABR plus 3.75%. The increase in net interest expense was mainly due to an increase in interest expense driven by drawdowns from our senior secured credit facility and a decrease in interest income from financial assets including cash and cash equivalents.

Foreign Currency Gain (Loss), net. Net foreign currency loss for the year ended December 31, 2007 was $4.7 million, compared to net foreign exchange gain of $50.9 million for the year ended December 31, 2006.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 935.8:1 and 930.0:1 using the noon buying rate in effect as of December 31, 2007 and December 31, 2006, respectively, as quoted by the Federal Reserve Bank of New York.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the current period were $9.1 million, compared to income tax expenses of $9.3 million for the same period of 2006. Income tax expense for 2007 was comprised of $5.4 million of withholding taxes mostly paid on intercompany interest payments, $3.4 million of current income taxes incurred in various jurisdictions in which we operate and a $0.3 million income tax effect from the change of deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we did not recognize these withholding taxes as deferred tax assets.

Results of Operations—Comparison of years ended December 31, 2006 and December 31, 2005

	Year ended December 31, 2006		Year ended December 31, 2005		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Net sales	$744.4	100.0%	$937.7	100.0%	$(193.3)
Cost of sales	644.9	86.6	729.0	77.7	(84.1)

Gross profit	99.4	13.4	208.7	22.3	(109.3)

Selling, general and administrative expenses	87.7	11.8	123.2	13.1	(35.5)
Research and development expenses	131.3	17.6	107.6	11.5	23.7
Restructuring and impairment charges	94.3	12.7	36.2	3.9	58.1

Operating income (loss)	(213.8)	(28.7)	(58.4)	(6.2)	(155.4)
Interest expense, net	57.2	7.7	57.2	6.1	—
Foreign currency gain, net	50.9	6.8	16.5	1.8	34.4

Income (loss) before income taxes	(220.1)	(29.6)	(99.1)	(10.6)	(121.0)
Income tax expenses	9.3	1.2	1.8	0.2	7.4

Net income (loss)	$(229.3)	(30.8)%	$(100.9)	(10.8)%	$(128.4)

Net Sales

	Year ended December 31, 2006		Year ended December 31, 2005		Change Amount
	Amount	% of total	Amount	% of total
	(in millions; %)
Display Solutions	$273.7	36.8%	$326.0	34.8%	$(52.4)
Imaging Solutions	60.5	8.1	163.3	17.4	(102.8)
Semiconductor Manufacturing Services	342.4	46.0	345.4	36.8	(3.0)
All other	67.8	9.1	102.9	11.0	(35.1)

	$744.4	100.0%	$937.7	100.0%	$(193.3)

We derive a majority of our net sales from three reportable segments: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. All other for the period also included certain business activities exited in late 2005 or early 2006, such as our application processor and DRAM foundry businesses.

Total net sales for 2006 decreased $193.3 million, or 20.6%, compared to 2005. Net sales generated from the three reportable segments in 2006 were $676.6 million, a decrease of $158.2 million, or 18.9%, from net sales from the three operating segments in 2005 mainly due to a $102.8 million, or 63.0%, decrease in net sales from the Imaging Solutions segment and a $52.4 million, or 16.0%, decrease in net sales from the Display Solutions segment.

Display Solutions. Net sales from Display Solutions for the year ended December 31, 2006 were $273.7 million, a $52.4 million, or a 16.1% decrease, from $326.0 million for the year ended December 31, 2005. This decrease was primarily attributable to a 14.7% decline in average selling prices and a 1.6% sales volume decrease in large display driver products.

Imaging Solutions. Imaging Solutions net sales decreased $102.8 million in 2006, or 63%, compared to net sales generated in 2005. This decrease was primarily attributable to delays in transitioning to new megapixel products, resulting in a market share loss in this segment. Sales volume decreased by 37.8% due to lower market demand and average selling prices decreased by 36.2%.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the year ended December 31, 2006 were $342.4 million, a $3.0 million or 0.9% decrease, compared to net sales of $345.4 million for 2005. The decrease was attributable to a 14.8% decrease in the average selling prices of eight-inch equivalent wafers, partially offset by 11.0% sales volume increase.

All other. Net sales from All other for 2006 were $67.8 million compared to $102.9 million for 2005. This year-over-year sales reduction of $35.1 million was caused by the exit of our application processor and DRAM foundry businesses which generated $97.0 million of net sales in 2005, which were partially offset by a $60.8 million increase in sales from unit processing due to entering into a new arrangement with the customer.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region, and the percentage of total net sales represented by each geographic region for each of the years ended December 31, 2006 and 2005:

	Year ended December 31, 2006		Year ended December 31, 2005
	Amount	% of Total	Amount	% of Total
	(in millions; %)
Korea	$413.7	55.6%	$512.4	54.6%
Asia Pacific	173.0	23.2	251.2	26.8
Japan	78.3	10.5	97.8	10.4
North America	62.4	8.4	56.9	6.1
Europe	17.0	2.3	19.4	2.1

Total net revenues	$744.4	100.0%	$937.7	100.0%

Gross Profit

	Year ended December 31, 2006		Year ended December 31, 2005		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Display Solutions	$35.6	13.0%	$66.5	20.4%	$(30.9)
Imaging Solutions	(4.0)	(6.6)	25.4	15.6	(29.4)
Semiconductor Manufacturing Services	45.7	13.4	110.4	32.0	(64.7)
All other	22.1	32.6	6.3	6.1	15.8

	$99.4	13.4%	$208.7	22.3%	$(109.2)

Total gross profit decreased $109.2 million in 2006, or 52.4%, compared to 2005. Gross profit percentage for 2006 was 13.4% of net sales, a decrease of 8.9% from 22.3% for 2005. This decline in gross profit percentage was primarily attributable to lower utilization of our manufacturing capacity as a result of substantial sales decreases, coupled with an overall decrease in average selling prices.

Display Solutions. Gross profit percentage for Display Solutions for the year ended December 31, 2006 declined to 13.0% compared to 20.4% for the year ended December 31, 2005. This decline in gross profit percentage was primarily attributable to a reduction of 14.7% in average selling prices from the previous year’s average selling prices and to higher overhead cost per-unit driven by a decrease in unit volume.

Imaging Solutions. Imaging Solutions reported a gross loss for the year ended December 31, 2006 primarily attributable to delays in transitioning to our new megapixel products and due to significant decreases in market demand for older products and a 36.2% decrease in average selling prices.

Semiconductor Manufacturing Services. Gross profit percentage for Semiconductor Manufacturing Services declined to 13.4% in 2006 from 32.0% in 2005. The year-over-year decrease was primarily attributable to manufacturing a higher mix of larger geometry wafers, which generate lower gross profits than smaller geometry wafers resulting in a 14.8% decrease in average selling prices.

All other. Gross profit percentage for All other for 2006 increased to 32.6% from 6.1% for the year ended December 31, 2005. This increase was mainly attributable to the discontinuation of the less profitable application processor and DRAM foundry businesses.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $87.7 million or 11.8% of net sales for the year ended December 31, 2006 compared to $123.2 million, or 13.1% of net sales, for the year ended December 31, 2005. This decrease of $35.5 million, or 28.9%, from the prior year was primarily attributable to a $13.3 million reduction in professional service fees driven by our cost containment efforts and a $9.1 million decrease in amortization expense of intangible assets as a result of an impairment taken during the year.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2006 were $131.3 million, a $23.7 million, or 21.9%, increase, from $107.6 million for the year ended December 21, 2005. This increase in research and development expenses during the year primarily represented our focus on the introduction of new products. As a percentage of net sales, research and development expense increased to 17.6% in the more recent period as compared to 11.5% in the prior period.

Restructuring and Impairment Charges. During the year ended December 31, 2006, we recorded restructuring and impairment charges totaling $94.3 million, which included $92.9 million of impairment charges under SFAS No. 144 and $1.4 million of restructuring charges under SFAS No. 146. The impairment charges of $92.5 million recorded during 2006 related to certain fixed assets and technology and customer-based intangible assets (the “asset group”) comprising our Imaging Solution business. At the end of 2005, the capacity utilization at our specialized fabrication facility was less than budgeted. This was primarily due to a transition in product mix, coupled with a seasonal decrease in market demand, which we deemed to be temporary and recoverable. However, in 2006, our management determined, based on revised forecasting, that projected demand for some of the products in our Imaging Solutions business was significantly less than previously forecasted and that this decline was not temporary or seasonal. Therefore, we assessed whether there had been an impairment of the asset group pursuant to SFAS No. 144 and, based on that assessment, recorded the impairment charge. We also recorded $0.4 million of impairment charges in association with the disposition of certain held-for-sale assets.

The $1.4 million of restructuring charges were incurred in connection with certain changes in our management and the early retirement of certain employees.

During the year ended December 31, 2005, we recorded a one-time charge of $36.2 million of restructuring and impairment charges which included $33.5 million for asset impairment and $2.7 million for restructuring.

Other Income (Expense)

Interest Expense, net. Net interest expense was $57.2 million for the year ended December 31, 2006, consistent with $57.2 million for the year ended December 31, 2005. Interest expense was incurred to serve our notes in the amount of $750 million. At December 31, 2006, the notes bore interest at a weighted average interest rate of 7.4%.

Foreign Currency Gain, net. Net foreign currency gain for the year ended December 31, 2006 was $50.9 million, compared to $16.5 for the year ended December 31, 2005. A substantial portion of our net foreign currency gain was non-cash translation gain recorded for intercompany borrowings at one of our subsidiaries and is affected by changes in the Korean won to U.S. dollar exchange rate. Foreign currency translation gain from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to have these intercompany borrowings repaid at their maturity dates. The Korean won to U.S. dollar exchange rates were 930.0:1 and 1,010.1:1 using the noon buying rate in effect as of December 31, 2006 and 2005, respectively, as quoted by the Federal Reserve Bank of New York.

Income Tax Expenses

Income tax expenses for the year ended December 31, 2006 were $9.3 million while income tax expenses were $1.8 million for the year ended December 31, 2005. The lower income tax expenses in the prior period were primarily attributable to the income tax benefit recognized for a temporary difference related to revenue recognition at our Japanese subsidiaries, which became recognizable as a result of a change in business model. Income tax expenses for 2006 were comprised of $5.2 million of withholding taxes on the interest paid by one of our subsidiaries to its parent company, a $2.0 million income tax effect from the decrease of deferred tax assets and an aggregate $2.0 million of current income taxes incurred at various jurisdictions where we had our operations.

Liquidity and Capital Resources

Our principal capital requirements are to invest in research and development and capital equipment, to make debt service payments on the notes and our senior secured credit facility and to fund working capital needs. We anticipate that operating cash flow, together with available borrowing capacity under our senior secured credit facility, will be sufficient to meet our research and development and capital expenditures needs, to service requirements on our debt obligations and to fund our working capital needs for the foreseeable future. As of December 31, 2007, we had total long-term debt outstanding of $750 million.

Our principal sources of liquidity are our cash, cash equivalents and available borrowings under our senior secured credit facility of $100 million. As of December 31, 2007, our cash and cash equivalents balance were $64.3 million, or 9.1%, of our total assets, a $24.9 million decrease from $89.2 million or 11.6% of total assets as of December 31, 2006. The decrease in cash and cash equivalents during the year ended December 31, 2007 was primarily attributable to a cash outflow of $23.7 million in operating activities, coupled with a cash outflow related to capital expenditures during such period of $86.6 million.

During the year ended December 31, 2007, net cash used in operating activities was $23.7 million, compared to $30.5 million of net cash generated by operating activities during the year ended December 31, 2006. This decrease in cash from operating activities between the two periods was primarily attributable to changes in operating assets and liabilities of $41.8 million, mostly impacted by an increase in accounts receivable due to higher sales during the three-month period ended December 31, 2007, and increases in inventories primarily due to the anticipation of sales growth in future periods. These factors were offset by an increase of $27.6 million in accounts payable as of December 31, 2007 compared to December 31, 2006 which was due to an increase in inventories purchased from third parties. The net operating cash outflow for the current period principally reflects our net loss of $180.6 million adjusted by non-cash charges of $198.7 million, which mainly consisted of depreciation, impairment and amortization charges and an increase in operating assets and liabilities of $41.8 million.

Our working capital balance as of December 31, 2007 was $55.6 million compared to $122.6 million as of December 31, 2006. The decrease of $67.0 million in our working capital balance was mainly due to a $103.7 million increase in current liabilities, including an increase in short term borrowings of $80 million, and a $24.8 million reduction in cash and cash equivalents which was used to support our capital investments and operations. This decrease was partially offset by an increase in accounts receivable of $47.1 million and a build-up in inventory of $18.0 million in anticipation of sales growth in future periods. We expect our working capital to remain consistent or decrease slightly from year-end 2007 amounts due to a variety of factors, including relatively stable accounts payable and the balance sheet impact of lower inventory valuation.

For investing activities, the net cash outlay during the year ended December 31, 2007 was $81.8 million, compared to $33.4 million in the prior-year period, primarily related to capacity expansion and technology improvements at a fabrication facility in anticipation of sales growth in future periods.

We generated $80.1 million during the year ended December 31, 2007 from financing activities compared to the usage of $0.3 million for the prior period ended December 31, 2006. During the year ended December 31, 2007, we borrowed $130.1 million under our senior secured credit facility while we repaid borrowings under that facility of $50.1 million during the same period. At December 31, 2007, we had borrowed $80.0 million under our senior secured credit facility and had additional letters of credit of $15.5 million issued under the facility.

Borrowings under the senior secured credit facility are subject to the satisfaction of certain conditions, including the representations and warranties being true in all material respects, compliance with the covenants included in the senior secured credit facility (including the financial covenants) and no default occurring or continuing on the date of the borrowing. The senior secured credit facility agreement contains certain customary covenants and restrictions for a facility of this type, including those with respect to the future maintenance and conduct of the business, the incurrence of debt or liens, the making of certain investments, and the consummation of sale/leaseback transactions, affiliate transactions, mergers and consolidations, asset sales, distributions and dividends on capital stock, and certain acquisitions. The senior secured credit facility also contains financial covenants including:

•	maintaining a minimum coverage of interest expense;

•	maintaining debt leverage below specified levels;

•	maintaining a minimum level of consolidated EBITDA;

•	maintaining a minimum level of liquidity; and

•	limiting capital expenditures under specified thresholds.

On April 19, 2007, Moody’s Investor Service, Inc. downgraded the ratings on our indebtedness. We may experience additional downgrades in our debt ratings, which may make it more difficult for us to obtain favorable interest rates and other terms on any new debt we may choose to incur in the future, including any new debt we may incur to refinance existing indebtedness. In the event any ratings downgrades are significant, we may choose not to incur new debt or refinance existing debt if we are unable to incur or refinance such debt at favorable interest rates or on favorable terms.

Capital Expenditures. For the year ended December 31, 2007, capital expenditures were $86.6 million, a $45.2 million or a 109.1% increase from $41.4 million for the year ended December 31, 2006. This year-over-year increase was used to support capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth in future periods. We expect our capital expenditures to be approximately $110 million in 2008, and we do not expect our capital budget to be affected in a material way by our entry into the power management solutions business.

Future Financing Activities. Our primary future capital requirements on a recurring basis will be funding research and development and capital expenditures, meeting required debt payments and funding working capital needs. We anticipate that our operating cash flows and available borrowings, if any, under our senior secured credit facility, will be sufficient to meet these capital requirements for the foreseeable future. We may from time to time also incur additional debt.

We may need to incur additional debt or issue equity to make strategic acquisitions of investments. There can be no assurance that any such financing will be available to us on acceptable terms, or that such financing will be available at all. Our senior secured credit facility and the indentures governing our notes restrict our ability to incur additional debt.

Seasonality

Our net sales are affected by market variations from quarter to quarter due to the business cycles, and resulting product demand, of our customers. Our Imaging and Display Solutions businesses typically experience demand increases in the third and fourth calendar quarters due to increased holiday demand for the consumer products that serve as the end markets for our products. During the first quarter, by contrast, consumer products manufacturers generally reduce orders in order to burn off excess inventory from the holiday season, as well as to adjust for decreased demand during the Chinese New Year holiday. In our Semiconductor Manufacturing Services business, the supply-demand cycle is usually one quarter ahead of the broader semiconductor market due to lead time from wafer input to shipment to our customers, so the demand for these products tends to peak in the third quarter and begin slowing in the fourth and first quarters.

Contractual Obligations

Summarized in the table below are estimates of future payments under debt obligations and minimum lease payment obligations at December 31, 2007. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table below.

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(in millions)
Senior secured credit facility(1)(2)	$80.8	$80.8	$—	$—	$—	$—	$—
Notes(3)	1,047.5	59.8	59.8	59.8	558.7	20.0	289.4
Operating lease	56.0	11.2	11.2	11.2	11.2	11.2
Others	6.0	3.2	2.0	0.5	0.3	—	—

(1)	Includes interest obligations thereon.
(2)	Represents amounts outstanding under the senior secured credit facility.
(3)	Includes interest obligations on the notes. For purposes of estimating the interest obligations under our Floating Rate Second Priority Senior Secured Notes, we used the average interest rate for such notes during the year ended December 31, 2007.

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

In November 2007, the lenders under the senior secured credit facility waived certain provisions of the credit agreement to permit us to consummate the proposed corporate reorganization and the proposed public offering and to use the proceeds from the proposed public offering as described in the registration statement.

Upon consummation of the proposed corporate reorganization, MagnaChip Semiconductor Corporation will become a guarantor and grant a security interest with respect to the obligations under the senior secured credit facility.

We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As of the date of adoption, our unrecognized tax benefits totaled $1.6 million. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

On December 23, 2004, two of our subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior secured credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of our senior secured credit facility as of December 31, 2007 and December 31, 2006 was $4.5 million and $93.8 million, respectively. The utilized portions of the credit facility are related to the issuance of letters of credit and cash drawdowns.

Other than the senior secured credit facility, we believe there are no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of FAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“FAS 160”).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact that the adoption may have on our consolidated financial statements.

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

We recognize revenue upon shipment, upon delivery of the product at the customer’s location or upon customer acceptance depending on terms of the arrangements, when the risks and rewards of ownership have passed to the customer. Specialty foundry services are performed pursuant to manufacturing agreements and purchase orders. Standard products are shipped and sold based upon purchase orders from customers. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by us for shipping and handling are classified as expenses. We currently manufacture a substantial portion of our products internally at our wafer fabrication facilities. In the future, we expect to rely, to some extent, on outside wafer foundries for additional capacity and advanced technologies.

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

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and expiration of tax credits and net operating loss carryforwards. We established valuation allowances for deferred tax assets at most of our subsidiaries since, other than with respect to one particular subsidiary, it is not probable that a majority of the deferred tax assets will be realizable. The valuation allowance at this particular subsidiary was not established since it is more likely than not that the deferred tax assets at this subsidiary will be realizable based on the current prospects for its future taxable income.

Changes in our evaluation of our deferred income tax assets from period to period could have a significant effect on our net operating results and financial condition.

In addition, beginning January 1, 2007, we account for uncertainties related to income taxes in compliance with FIN No 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109. Under FIN No. 48, we evaluate our tax positions taken or expected to be taken in a tax return for recognition and measurement on our financial statements. Only those tax positions that meet the more likely than not threshold are recognized on the financial statements at the largest amount of benefit that is a greater than 50 percent likely of ultimately being realized.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2007 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $0.7 million in our U.S. dollar financial instruments balance and cash balance. Based on the Japanese yen cash balance at December 31, 2007, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.4 million in our U.S. dollar cash balance.

Interest Rate Risk. The $200 million 6 7/8% second priority senior secured notes due 2011 and the $250 million 8% senior subordinated notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at December 31, 2007, we estimate that we would have additional interest expense costs over the market rate of $2.9 million (on a 360-day basis). The fair value of these fixed rate notes would have decreased by $7.0 million or increased by $7.3 million with a 10% increase or decrease in the interest rate, respectively.

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

Item 8. Financial Statements and Supplementary Data.

Index to consolidated financial statements of MagnaChip Semiconductor LLC

Report of Independent Registered Public Accounting Firm	51

MagnaChip Semiconductor LLC Consolidated Balance Sheets As of December 31, 2007 and 2006	52

MagnaChip Semiconductor LLC Consolidated Statements of Operations For the Years Ended December 31, 2007, 2006 and 2005	53

MagnaChip Semiconductor LLC Consolidated Statements of Changes in Unitholders’ Equity For the Years Ended December 31, 2007, 2006 and 2005	54

MagnaChip Semiconductor LLC Consolidated Statements of Cash Flows For the Years Ended December 31, 2007, 2006 and 2005	55

MagnaChip Semiconductor LLC Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of

MagnaChip Semiconductor LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in unitholders’ equity and of cash flows present fairly, in all material respects, the financial position of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea
January 30, 2008

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except unit data)

	December 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$64,345	$89,173
Accounts receivable, net	123,789	76,665
Inventories, net	75,867	57,846
Other receivables	5,771	6,754
Other current assets	10,951	13,626

Total current assets	280,723	244,064

Property, plant and equipment, net	279,669	336,279
Intangible assets, net	104,725	139,729
Other non-current assets	42,766	49,981

Total assets	$707,883	$770,053

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$89,977	$62,399
Other accounts payable	30,661	32,423
Accrued expenses	18,100	23,647
Short-term borrowings	80,000	—
Other current liabilities	6,377	2,980

Total current liabilities	225,115	121,449

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	74,176	62,836
Other non-current liabilities	6,666	2,935

Total liabilities	1,055,957	937,220

Commitments and contingencies
Series A redeemable convertible preferred units, $1,000 par value; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at December 31, 2007 and 2006	—	—
Series B redeemable convertible preferred units, $1,000 par value; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at December 31, 2007 and 2006	129,405	117,374

Total redeemable convertible preferred units	129,405	117,374

Unitholders’ equity
Common units, $1 par value; 65,000,000 units authorized, 52,844,222 and 52,720,784 units issued and outstanding at December 31, 2007 and 2006, respectively	52,844	52,721
Additional paid-in capital	3,077	2,451
Accumulated deficit	(564,449)	(370,314)
Accumulated other comprehensive income	31,049	30,601

Total unitholders’ equity	(477,479)	(284,541)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$707,883	$770,053

The accompanying notes are an integral part of these financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of US dollars, except unit data)

	Years ended
	December 31, 2007	December 31, 2006	December 31, 2005
Net sales	$792,356	$744,352	$937,656
Cost of sales	654,787	644,911	728,999

Gross profit	137,569	99,441	208,657

Selling, general and administrative expenses	92,990	87,677	123,211
Research and development expenses	138,863	131,252	107,590
Restructuring and impairment charges	12,084	94,266	36,234

Operating income (loss)	(106,368)	(213,754)	(58,378)

Other expenses
Interest expense, net	(60,311)	(57,159)	(57,236)
Foreign currency gain (loss), net	(4,732)	50,861	16,532

	(65,043)	(6,298)	(40,704)

Income (loss) before income taxes	(171,411)	(220,052)	(99,082)

Income tax expenses	9,139	9,258	1,816

Net income (loss)	$(180,550)	$(229,310)	$(100,898)

Dividends accrued on preferred units	12,031	10,912	9,928

Net income (loss) attributable to common units	$(192,581)	$(240,222)	$(110,826)

Net income (loss) per common unit—Basic and diluted	$(3.68)	$(4.54)	$(2.10)

Weighted average number of units—Basic and diluted	52,297,192	52,911,734	52,898,497

The accompanying notes are an integral part of these financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(In thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Total
	Units	Amount
Balance at January 1, 2005	52,533,003	$52,533	$2,100	$(19,266)	$20,505	$55,872

Issuance of common units	504,317	504	10	—	—	514
Exercise of unit options	54,250	55	59	—	—	114
Dividends accrued on preferred units	—	—	—	(9,928)	—	(9,928)
Comprehensive income (loss):
Net income (loss)	—	—	—	(100,898)	—	(100,898)
Fair valuation of derivatives	—	—	—	—	4,534	4,534
Foreign currency translation adjustments	—	—	—	—	3,308	3,308

Total comprehensive income (loss)						(93,056)

Balance at December 31, 2005	53,091,570	$53,092	$2,169	$(130,092)	$28,347	$(46,484)

Exercise of unit options	46,062	46	42	—	—	88
Repurchase of common units	(416,848)	(417)	(3)	—	—	(420)
Unit-based compensation	—	—	243	—	—	243
Dividends accrued on preferred units	—	—	—	(10,912)	—	(10,912)
Comprehensive income (loss):
Net income (loss)	—	—	—	(229,310)	—	(229,310)
Fair valuation of derivatives	—	—	—	—	(193)	(193)
Foreign currency translation adjustments	—	—	—	—	2,447	2,447

Total comprehensive income (loss)						(227,056)

Balance at December 31, 2006	52,720,784	$52,721	$2,451	$(370,314)	$30,601	$(284,541)

Exercise of unit options	124,938	125	26	—	—	151
Repurchase of common units	(1,500)	(2)	(4)	—	—	(6)
Unit-based compensation	—	—	604	—	—	604
Dividends accrued on preferred units	—	—	—	(12,031)	—	(12,031)
Impact on beginning accumulated deficit upon adoption of FIN 48	—	—	—	(1,554)	—	(1,554)
Comprehensive income (loss):
Net income (loss)	—	—	—	(180,550)	—	(180,550)
Fair valuation of derivatives	—	—	—	—	(3,477)	(3,477)
Foreign currency translation adjustments	—	—	—	—	3,925	3,925

Total comprehensive income (loss)						(180,102)

Balance at December 31, 2007	52,844,222	$52,844	$3,077	$(564,449)	$31,049	$(477,479)

The accompanying notes are an integral part of these financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(180,550)	$(229,310)	$(100,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	163,434	188,560	202,929
Provision for severance benefits	18,834	11,497	16,583
Amortization of debt issuance costs	3,919	3,701	3,432
Loss (gain) on foreign currency translation, net	5,398	(54,188)	(15,880)
Loss (gain) on disposal of property, plant and equipment, net	(68)	1,490	(829)
Impairment charges	10,106	92,858	33,576
Unit-based compensation	604	243	—
Other	(3,579)	3,023	721
Changes in operating assets and liabilities
Accounts receivable	(46,504)	44,091	(25,812)
Inventories	(18,398)	37,064	(806)
Other receivables	971	3,180	62,821
Deferred tax assets	952	1,954	(12,935)
Accounts payable	26,442	(38,423)	24,928
Other accounts payable	(6,021)	(15,897)	(66,069)
Accrued expenses	(5,504)	(7,453)	(5,184)
Other current assets	9,840	5,063	2,713
Other current liabilities	5,007	(7,329)	200
Payment of severance benefits	(7,151)	(8,589)	(13,831)
Other	(1,443)	(1,065)	(2,012)

Net cash provided by (used in) operating activities	(23,711)	30,470	103,647

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	364	3,651	673
Proceeds from disposal of intangible assets	4,204	2,819	—
Purchase of plant, property and equipment	(85,294)	(39,196)	(62,334)
Payment for intellectual property registration	(1,256)	(2,203)	(2,174)
Acquisition of business, net of cash acquired of $4,620 for the year ended December 31, 2005	—	—	(11,749)
Decrease in restricted cash	—	3,002	10,307
Other	176	(1,458)	1,205

Net cash used in investing activities	(81,806)	(33,385)	(64,072)

Cash flows from financing activities
Proceeds from short-term borrowings	130,100	—	—
Issuance of common units	151	88	628
Repayment of short-term borrowings	(50,100)	—	(12,883)
Repurchase of common units	(6)	(420)	—
Debt issuance costs paid	—	—	(594)

Net cash provided by (used in) financing activities	80,145	(332)	(12,849)
Effect of exchange rates on cash and cash equivalents	544	5,846	1,452

Net increase (decrease) in cash and cash equivalents	(24,828)	2,599	28,178

Cash and cash equivalents
Beginning of the year	89,173	86,574	58,396

End of the year	$64,345	$89,173	$86,574

Supplemental cash flow information
Cash paid for interest	$57,468	$56,025	$53,373

Cash paid for income taxes	$5,680	$12,685	$15,370

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Tabular dollars in thousands, except unit data)

1. General

The Company

MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) is a designer, developer and manufacturer of mixed-signal and digital multimedia semiconductors addressing the convergence of consumer electronics and communication devices.

The Company operates in three segments—Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. The Display Solutions segment offers flat panel display drivers for the entire product range of small to large panel displays, including mobile phones, digital cameras, photo printers, games, monitors, and LCD TVs. The Imaging Solutions segment addresses a broad spectrum of consumer electronics products ranging from camera-equipped mobile handsets to personal computer webcams, offering VGA, 1.3, 2.1 and 3.1 megapixel CMOS image sensors. The Semiconductor Manufacturing Services segment uses the Company’s process technology and manufacturing facilities to manufacture semiconductor wafers for third parties based on their designs. The Company has five wafer fabrication facilities located in Cheongju and Gumi in the Republic of Korea.

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

Inventories

Inventories are stated at the lower of cost or market, using the average cost method, which approximates the first in, first out method (“FIFO”). If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales. Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Reserves are also established for excess inventory based on inventory levels in excess of six months of projected demand, as judged by management, for each specific product.

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

Goodwill

Goodwill is evaluated for impairment by computing the fair value and carrying value of the reporting unit to which the goodwill relates. Specifically, the Company uses the two-step method for evaluating goodwill for

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

impairment as prescribed in SFAS No.142. In the first step, the fair value of a reporting unit is compared to the carrying amount of such reporting unit. If the carrying amount exceeds the fair value, a potential impairment condition exists. In the second step, impairment is measured as the excess of the carrying amount of reporting unit goodwill over the implied fair value of reporting unit goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and thus the second step of the impairment test is unnecessary.

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

The estimated fair value of the Company’s debt was $614.5 million, $612.6 million and $738.8 million as of December 31, 2007, 2006 and 2005, respectively. The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. Approximate fair values do not take into consideration expenses that could be incurred in an actual settlement. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standards Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2007, 95% of all employees of the Company were eligible for severance benefits.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is recognized either upon shipment, upon delivery of the product at the customer’s location or upon customer acceptance, depending on the terms of the arrangements, when the risks and rewards of ownership have passed to the customer. The Company’s customers can return defective products, including products that do not meet the yield criteria. The Company

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

accrues for the estimated costs that may be incurred for the defective products. In addition, the Company offers early payment discounts to customers who make early payments. The Company estimates the amount to be paid to customers based on historical experience and expected rate of discount. The estimated discount amount is recorded as a deduction from net sales.

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling expenses. The amounts charged to selling expenses are $1,418 thousand, $1,332 thousand and $1,867 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Derivative Financial instruments

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This Statement requires the recognition of all derivative instruments as either assets or liabilities measured at fair value.

Under the provisions of SFAS No. 133, the Company may designate a derivative instrument as hedging the exposure to variability in expected future cash flows that are attributable to a particular risk (a “cash flow hedge”) or hedging the exposure to changes in the fair value of an asset or a liability (a “fair value hedge”). Special accounting for qualifying hedges allows the effective portion of a derivative instrument’s gains and losses to offset related results on the hedged item in the consolidated statements of operations and requires that a company formally document, designate and assess the effectiveness of the transactions that receive hedge accounting treatment. Both at the inception of a hedge and on an ongoing basis, a hedge must be expected to be highly effective in achieving offsetting changes in cash flows or fair value attributable to the underlying risk being hedged. If the Company determines that a derivative instrument is no longer highly effective as a hedge, it discontinues hedge accounting prospectively and future changes in the fair value of the derivative are recognized in current earnings. The Company assesses hedge effectiveness at the end of each quarter.

In accordance with SFAS No. 133, changes in the fair value of derivative instruments that are cash flows hedges are recognized in accumulated other comprehensive income (loss) and reclassified into earnings in the period in which the hedged item affects earnings. Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in earnings. Derivative instruments that do not qualify, or cease to qualify, as hedges must be adjusted to fair value and the adjustments are recorded through net income (loss).

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $148 thousand, $81 thousand and $310 thousand for the years ended December 31, 2007, 2006 and 2005.

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

Prior to 2006, the Company accounted for its unit-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. As the exercise prices for all option grants were in excess of the fair value of the underlying units on the respective grant dates, no compensation cost was recorded for the year ended December 31, 2005.

Consistent with the valuation method for the disclosure-only provisions of FAS No. 123, the Company uses the Black-Scholes option pricing-model to measure the grant-date-fair-value of options. The Black-Scholes model requires certain assumptions to determine an option’s fair value, including expected term, risk free interest, expected volatility and fair value of underlying common unit. The expected term of each option grant was based on employees’ expected exercises and post-vesting employment termination behavior and the risk free interest rate was based on the U.S. Treasury yield curve for the period corresponding with the expected term at the time of grant. The expected volatility was estimated using historical volatility of share prices of similar public entities. No dividends were assumed for this calculation of option value. The Company estimates the fair value of the underlying common unit because there is no public trading market for its common units.

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

On January 1, 2007, the Company adopted the provisions of FASB issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation.

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

Prior to 2006, the Company had a single reportable segment. In 2006, subsequent to the appointment of our new CODM, the Company changed the manner in which the CODM reviewed the Company’s operational results and made significant business decisions to include disaggregated financial information of its three primary business units. Segment information for the year ended December 31, 2005 was prepared in conformity with the current segment structure.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“FAS 160”).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption may have on its consolidated financial statements.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption may have on its consolidated financial statements.

3. Accounts Receivable

Accounts receivable as of December 31, 2007 and 2006 consist of the following:

	December 31, 2007	December 31, 2006
Accounts receivable	$102,151	$65,203
Notes receivable	25,179	16,812
Less:
Allowances for doubtful accounts	(1,367)	(1,418)
Cash return reserve	(914)	(1,450)
Low yield compensation reserve	(1,260)	(2,482)

Accounts receivable, net	$123,789	$76,665

Changes in allowance for doubtful accounts for each year are as follows:

	Years ended December 31,
	2007	2006	2005
Beginning balance	$(1,418)	$(617)	$(383)
Bad debt expense	(161)	(739)	(229)
Write off	208	—	—
Translation adjustments	4	(62)	(5)

Ending balance	$(1,367)	$(1,418)	$(617)

Changes in cash return reserve for each year are as follows:

	Years ended December 31,
	2007	2006	2005
Beginning balance	$(1,450)	$(3,000)	$(2,156)
Addition to reserve	(2,509)	(2,100)	(8,131)
Payment made	3,040	3,862	7,351
Translation adjustments	5	(212)	(64)

Ending balance	$(914)	$(1,450)	$(3,000)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Changes in low yield compensation reserve for each year are as follows:

	Years ended December 31,
	2007	2006	2005
Beginning balance	$(2,482)	$(2,666)	$(2,911)
Addition to reserve	(1,307)	(4,117)	(4,747)
Payment made	2,523	4,520	5,059
Translation adjustments	6	(219)	(67)

Ending balance	$(1,260)	$(2,482)	$(2,666)

4. Inventories

Inventories as of December 31, 2007 and 2006 consist of the following:

	December 31, 2007	December 31, 2006
Finished goods	$19,557	$16,169
Semi-finished goods and work-in-process	56,877	39,492
Raw materials	7,498	11,774
Materials in-transit	555	2,063
Less: valuation allowances	(8,620)	(11,652)

Inventories, net	$75,867	$57,846

Changes in valuation allowances for each year are as follows:

	Years ended December 31,
	2007	2006	2005
Beginning balance	$(11,652)	$(7,612)	$(6,274)
Reversal of (addition to) reserve	1,101	(10,212)	(2,816)
Write off	1,888	6,868	1,627
Translation adjustments	43	(696)	(149)

Ending balance	$(8,620)	$(11,652)	$(7,612)

5. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2007 and 2006 are comprised of the following:

	December 31, 2007	December 31, 2006
Buildings and related structures	$150,951	$162,383
Machinery and equipment	429,259	369,683
Vehicles and others	54,556	42,772

	634,766	574,838
Less: accumulated depreciation	(367,501)	(252,814)
Land	12,404	12,481
Construction in-progress	—	1,774

Property, plant and equipment, net	$279,669	$336,279

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Aggregate depreciation expenses totaled $129,871 thousand, $153,245 thousand and $157,678 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, capitalized interest costs totaled $0, $64 thousand and $144 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Property, plant and equipment are pledged as collateral for our senior secured revolving credit facility and our Second Priority Senior Secured Notes to a maximum of $780 million as of December 31, 2007 and 2006.

6. Intangible assets

Intangible assets at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Technology	$21,157	$21,289
Customer relationships	169,300	170,209
Goodwill	14,245	15,095
Intellectual property assets	9,320	9,742
Less: accumulated amortization	(109,297)	(76,606)

Intangible assets, net	$104,725	$139,729

On March 6, 2005, the Company acquired ISRON Corporation for cash consideration of $16,158 thousand. In connection with this acquisition, the Company recorded $8,000 thousand in technology, $5,310 thousand in customer relationships and $14,245 thousand in goodwill, respectively.

Aggregate amortization expenses for intangible assets totaled $33,564 thousand, $35,315 thousand and $45,251 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense of intangible assets for the next five years is $27,161 thousand in 2008, $18,324 thousand in 2009, $16,723 thousand in 2010, $13,964 thousand in 2011 and $10,499 thousand in 2012.

Intangible assets are pledged as collateral for our senior secured revolving credit facility and our Second Priority Senior Secured Notes as of December 31, 2007 and 2006.

7. Product Warranties

Changes in accrued warranty liabilities for each year are as follows:

	Years ended December 31,
	2007	2006	2005
Beginning balance	$112	$1,036	$1,448
Addition to warranty reserve	586	(340)	1,362
Payments made	(486)	(647)	(1,804)
Translation adjustments	(1)	63	30

Ending balance	$211	$112	$1,036

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

8. Short-term Borrowings

On December 23, 2004, the Company and its subsidiaries, including MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, entered into a senior credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. Interest is charged at current rates when drawn upon.

Presently, borrowings under the credit agreement bear interest equal to the 3-month London Inter-bank Offering Rate (“LIBOR”) plus 4.75% or Alternate Base Rate (“ABR”) plus 3.75%. Additionally, the Company is required to pay the administrative agent for the account of each lender a commitment fee equal to 0.5% on the average daily unused amount of the commitment of each lender during the period from December 23, 2004 to one day before the termination date of such commitments. As of December 31, 2007 and 2006, the Company had borrowed $80,000 thousand and $0 under this credit agreement, respectively.

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

On November 13, 2007, the Company entered into the Ninth Amendment and Waiver to Credit Agreement, dated as of November 13, 2007 (the “Ninth Amendment”), with MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent. Under the Ninth Amendment, the lenders under the senior secured credit facility waived certain provisions of the credit agreement to permit us to consummate the proposed corporate reorganization and the proposed public offering, and to use the proceeds from the proposed public offering as described in the registration statement. Pursuant to the Ninth Amendment, MagnaChip Semiconductor Corporation will become a guarantor, and grant a security interest with

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

respect to the obligations, under the senior secured credit facility upon the consummation of the proposed corporate reorganization, and the credit agreement will be amended effective as of the proposed corporate reorganization to provide for such guarantee and the grant of such security interest.

Details of short-term borrowings as of December 31, 2007 are presented as below:

	Maturity	Annual interest rate (%)	Amount of principal
Euro dollar Revolving Loan	2008-1-22 ~2008-1-28	3 month LIBOR + 4.75	$30,000
ABR Revolving Loan	2008-1-2 ~ 2008-3-31	ABR + 3.75	50,000

			$80,000

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

Details of long-term borrowings as of December 31, 2007 and 2006 are presented as below:

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

As of December 31, 2007, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of December 31, 2007, the Company and all of its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of Second Priority Senior Secured Notes and Senior Subordinated Notes.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

In connection with the issuance of the notes and obtaining of the credit facility, the Company capitalized certain costs and fees, which are being amortized using the effective interest method or straight-line method over their respective terms, 2009 to 2014. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $3,919 thousand, $3,701 thousand and $3,432 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. The remaining capitalized costs as of December 31, 2007, 2006 and 2005 were $17,917 thousand, $21,860 thousand and $25,113 thousand, respectively.

Interest Rate Swap

Effective June 27, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to hedge the effect of the volatility of the 3-month London Inter-Bank Offering Rate (“LIBOR”) resulting from the Company’s $300 million of Floating Rate Second Priority Senior Secured Notes (the “Notes”). Under the terms of the Swap, the Company receives a variable interest rate equal to the three-month LIBOR rate plus 3.25%. In exchange, the Company pays interest at a fixed rate of 7.34%. The Swap effectively replaces the variable interest rate on the notes with a fixed interest rate through the expiration date of the Swap on June 15, 2008.

The Swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, since at both the inception of the hedge and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The Company is utilizing the “hypothetical derivative method” to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.” Under this methodology, the actual swap was effective when compared to the hypothetical hedge, and there was no hedge ineffectiveness for the years ended December 31, 2007, 2006 and 2005.

The fair value of the Swap was estimated applying a discounted cash flow model using expected net cash flows from the fixed interest outflows and variable interest inflows during the term of the Swap. The resulting $992 thousand of the derivative asset and $4,521 thousand of derivative asset were recorded as current assets as of December 31, 2007 and non-current assets as of December 31, 2006, respectively, in the accompanying consolidated financial statements. Changes in fair value of the Swap are recorded under other comprehensive income in the accompanying condensed consolidated financial statements. The Company recorded decreases in the fair value of $3,477 thousand and $193 thousand and an increase in the fair value of $4,534 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recognized interest income of $4,005 thousand, interest expense of $2,944 thousand and interest expense of $550 thousand for the years ended December 31, 2007, 2006 and 2005, respectively, which represents the differences between fixed and variable rates.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

10. Accrued Severance Benefits

Changes in accrued severance benefits for each year are as follows:

	Years ended December 31,
	2007	2006	2005
Beginning balance	$64,642	$56,967	$52,925
Provisions	18,834	11,497	16,583
Transferred from acquired company	—	—	196
Severance payments	(7,151)	(8,589)	(13,831)
Translation adjustments	(456)	4,767	1,094

	75,869	64,642	56,967
Less: Cumulative contributions to the National Pension Fund	(784)	(867)	(900)
Group severance insurance plan	(909)	(939)	(943)

	$74,176	$62,836	$55,124

The severance benefits are funded approximately 2.23%, 2.79% and 3.24% as of December 31, 2007, 2006 and 2005, respectively, through severance insurance deposits for the payment of severance benefits, and the account is deducted from accrued severance benefits. In addition, the Company expects to pay the following future benefits to its employees upon their normal retirement ages:

Severance benefit
2008	$—
2009	70
2010	223
2011	81
2012	159
2013 – 2017	5,144

The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement ages.

11. Redeemable Convertible Preferred Unit

The Company issued 49,727 units as Series A redeemable convertible preferred unit (the “Series A”) and 447,420 units as Series B redeemable convertible preferred unit (the “Series B”) on September 23, 2004 and additionally issued 364 units of Series A and 3,272 units of Series B on November 30, 2004, respectively. Each Series A and Series B unit has a stated value of $1,000 per unit. As the Series A and B units are redeemable at the option of the holders, the Company classified the Series A and B units outside of permanent equity. All of Series A were redeemed by cash on December 27, 2004 and parts of Series B were redeemed by cash on December 15, 2004 and December 27, 2004.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Changes in Series B for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years ended December 31,
	2007		2006		2005
	Units	Amount	Units	Amount	Units	Amount
—Series B
Beginning of year	93,997	$117,374	93,997	$106,462	93,997	$96,534
Accrual of preferred dividends	—	12,031	—	10,912	—	9,928

End of year	93,997	$129,405	93,997	$117,374	93,997	$106,462

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

Liquidation

In the event of liquidation, the holders of Series B are entitled to receive after all creditors of the Company have been paid in full but before any amounts are paid to the holders of any units ranking junior to the Series B with respect to dividends or upon liquidation (including the common units), out of the assets of the Company legally available for distribution to its members, whether from capital, surplus or earnings, an amount equal to the Series B original issue price in cash per unit plus an amount equal to full cumulative dividends accrued and unpaid thereon to the date of final distribution, and no more. If the net assets of the Company are insufficient to pay the holders of all outstanding Series B and of any units ranking on a parity with the Series B, the full amounts to which they respectively shall be entitled, such assets, or the proceeds thereof, shall be distributed ratably among the holders of the Series B and any units ranking on a parity with the Series B in accordance with the amounts which would be payable on such distribution if the amount to which the holders of the Series B and any units ranking on a parity with the Series B are entitled were paid in full.

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

13. Equity Incentive Plans

The Company adopted two equity incentive plans effective October 6, 2004 and March 21, 2005, respectively, which are administered by the Compensation Committee designated by the board of directors. Employees, consultants and non-employee directors are eligible for the grant of options to purchase the Company’s common units or restricted common units subject to terms and conditions determined by the Committee. The term of options in no event exceed ten years from the date of grant. As of December 31, 2007, an aggregate maximum of 7,890,864 common units were authorized and reserved for all future and outstanding grants of options.

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

Upon the termination of a unit option grantee’s employment prior to a public offering, the Company shall have the right to repurchase all or any of the common units acquired by the grantee upon exercise of any of his or her options for a cash payment equal to the fair market value of such common units on the date of repurchase. The Company’s repurchase right shall terminate ninety days after the termination date.

During the three months ended December 31, 2004, restricted units were issued upon the exercise of certain options to purchase restricted common units at the exercise price of $1 per unit. Restricted units issued are subject to restrictions which generally lapse in installments over a four-year period. Under the terms and conditions of these restricted common units, the restricted units are subject to forfeiture upon the termination of the restricted unitholder’s employment with the Company. Upon termination, the Company may repurchase all, or any portion of the restricted common units for either $1.00 per unit (the exercise price) or the fair market value

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

of the restricted common units at the time of repurchase. If the termination is for Cause, as defined in the Service Agreements entered into with each restricted unitholder, the repurchase price per unit will be $1. However, if the termination is for any other reason, then the Company may repurchase all or any portion of the restricted common units for which the restricted period has not lapsed as of the date of termination for a repurchase price per unit of $1, and may repurchase all or any portion of the restricted common units for which the restricted period has lapsed as of the date of termination for a repurchase price per unit equal to fair market value. Termination for “Cause” is defined in the Service Agreements to mean a termination of the restricted unitholder’s employment with the Company because of (a) a failure by the restricted unitholder to substantially perform the restricted unitholder’s customary duties with the Company in the ordinary course (other than in certain specified circumstances); (b) the restricted unitholder’s gross negligence, intentional misconduct or fraud in the performance of his or her employment; (c) the restricted unitholder’s indictment for a felony or to a crime involving fraud or dishonesty; (d) a judicial determination that the restricted unitholder committed fraud or dishonesty against any person or entity; or (e) the restricted unitholder’s material violation of one or more of the Company’s policies applicable to the restricted unitholder’s employment as may be in effect from time to time. Prior to the adoption of SFAS 123(R), the Company accounted for its unit awards under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Using the intrinsic value method prescribed by APB 25, the Company did not record any compensation expense because the fair market value of the common unit underlying the options was below the exercise price of the options on the date of grant. Upon the adoption of FAS 123(R), the compensation costs relating to the unvested units are expensed over the remaining requisite service period.

The following summarizes unit option and restricted unit activities for the years ended December 31, 2007 and 2006. At the date of grant, all options had an exercise price at or above the fair value of common units:

	Number of restricted units	Number of options	Weighted average exercise price of unit options (in US dollars)	Aggregate intrinsic value of unit options	Weighted average remaining contractual life of unit options
Outstanding at January 1, 2006	1,726,062	3,780,643	1.6
Granted	—	2,107,500	1.6
Exercised	—	46,063	1.9	—
Forfeited / Repurchased	409,348	772,552	1.5
Released from restriction	694,747	—	N/A

Outstanding at December 31, 2006	621,967	5,069,528	1.6	35	8.6 years

Vested and expected to vest at December 31, 2006	N/A	4,388,110	1.6	31	8.5 years
Exercisable at December 31, 2006	N/A	1,588,000	1.6	19	7.9 years

Outstanding at January 1, 2007	621,967	5,069,528	1.6
Granted	—	710,000	3.5
Exercised	—	124,938	1.2	19
Forfeited / Repurchased	—	737,750	1.8
Released from restriction	353,624	—	N/A

Outstanding at December 31, 2007	268,343	4,916,840	1.9	11,019	7.9 years

Vested and expected to vest at December 31, 2007	N/A	4,444,627	1.8	10,114	7.8 years
Exercisable at December 31, 2007	N/A	2,541,944	1.6	6,318	7.3 years

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Total compensation expense recorded for the restricted units and unit options pursuant to SFAS No. 123(R) for the years ended December 31, 2007 and 2006 were $604 thousand and $243 thousand, respectively. As of December 31, 2007 and 2006, there were $457 thousand and $701 thousand, respectively, of total unrecognized compensation cost related to unvested restricted units and unit options, which are expected to be recognized over a weighted average future period of 1.2 years and 1.2 years, respectively. Total fair value of restricted units released from restriction for the years ended December 31, 2007 and 2006 are $164 thousand and $459 thousand, respectively. Total fair value of options vested for the years ended December 31, 2007 and 2006 are $316 thousand and $167 thousand, respectively.

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted during the specified periods and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Years ended December 31,
	2007	2006	2005
Grant-date fair value of option (in US dollars)	$0.67	$0.22	$0.22
Expected term	2.1 Years	2.3 Years	2.1 Years
Risk-free interest rate	4.4%	4.9%	3.3%
Expected volatility	46.6%	46.7%	57.8%
Expected dividends	—	—	—

The total cash received from employees as a result of option exercises was $151 thousand, $88 thousand and $112 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

The following presents pro forma net loss and per unit data as if the fair value based method had been applied to account for the unit-based compensation for the year ended December 31, 2005:

Year ended December 31, 2005
Net income (loss), as reported	$(100,898)
Dividends accrued on preferred units	9,928

Net income (loss) attributable to common units	(110,826)
Add: unit-based compensation expense included in reported net income (loss), net of tax	—
Deduct: unit-based compensation expense determined under the fair value method, net of tax	(411)

Pro forma net income (loss)	$(111,237)

As reported income (loss) per unit	$(2.10)
Pro forma income (loss) per unit	$(2.10)

14. Restructuring and Impairment Charges

2007 Restructuring and Impairment Charges

During the year ended December 31, 2007, the Company recorded restructuring and impairment charges totaling $12,084 thousand, which included $10,106 thousand of impairment charges under SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), and $1,978 thousand of restructuring charges and SFAS 146, Accounting for Cost Associated with Exit of Disposal Activities (“SFAS No. 146”). The Impairment charges and restructuring charges were recorded related to the closure of one of the

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Company’s five-inch wafer fabrication facilities (the “asset group”) that has generated losses and no longer supported the Company’s strategic technology roadmap.

SFAS No. 144 requires the Company to evaluate the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The net book value of the asset group before the impairment charges as of July 1, 2007 was approximately $10,228 thousand.

The impairment charge was measured as an excess of the carrying value of the asset group over its fair value. The fair value of the asset group was estimated using a present value technique, where expected future cash flows from the use and eventual disposal of the asset group were discounted by an interest rate commensurate with the risk of the cash flows.

The restructuring charges were related to the decision to close the Company’s five-inch wafer fabrication facility.

2006 Restructuring and Impairment Charges

During the year ended December 31, 2006, the Company recorded restructuring and impairment charges totaling $94,266 thousand, which included $92,858 thousand of impairment charges under SFAS 144 and $1,408 thousand of restructuring charges under SFAS 146.

The impairment charges of $92,540 thousand recorded during 2006 related to certain fixed assets and technology and customer-based intangible asset (the “asset group”) comprising our Imaging Solution business. At the end of fiscal year 2005, the capacity utilization of the fabrication facility was under the level that we believe to be normal. This was primarily due to a transition in product mix coupled with a seasonal decrease in market demand, which was deemed to be temporary and recoverable. However, in 2006, our management determined, based on revised forecasting, that the projected demand for certain of its products was significantly less than previously forecasted and that this decline was not temporary or seasonal. Therefore, we assessed whether there had been a material impairment on the asset group pursuant to SFAS 144 and, based on the assessment, recorded impairment charges.

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

In addition, the Company recorded an impairment charges in the amount of $318 thousand related to the disposition of certain assets previously designated as assets held-for-sale and $1,408 thousand of restructuring charges in connection with the termination of certain of our management and employees.

2005 Restructuring and Impairment Charges

During the year ended December 31, 2005, the Company recorded $36,234 thousand of restructuring and impairment charges which included $33,576 thousand of asset impairments and $2,658 thousand of restructuring.

In an effort to focus on its major business segments—Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services, the Company made a strategic decision to divest its Application

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Processor business. Based on this decision, the Company recognized impairment charges on certain tangible and intangible assets related to the divesture. The impairment charge was measured as the excess of the carrying value of the asset group over the fair value measured at the selling price of the assets.

In addition, the Company took a total of $2,658 thousand of restructuring charges which included early retirement costs and other related costs associated with the sale of Application Processor business.

15. Income Tax Expenses

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction. “Domestic” refers to the income before taxes, current income taxes and deferred income taxes generated or incurred in the United States, where the ultimate parent of the Company resides.

The components of income tax expense are as follows:

	Years ended December 31,
	2007	2006	2005
Income before income taxes
Domestic	$1,184	$5,862	$(3,528)
Foreign	(172,595)	(225,914)	(95,554)

	$(171,411)	$(220,052)	$(99,082)

Current income taxes expense (benefits)
Domestic	$533	$(17)	$(9)
Foreign	8,104	7,226	14,041
FIN 48 liability (foreign)	163	—	—

	8,800	7,209	14,032

Deferred income taxes expense (benefits)
Domestic	—	—	—
Foreign	339	2,049	(12,216)

	339	2,049	(12,216)

Total income tax expenses	$9,139	$9,258	$1,816

The ultimate parent of the Company is a limited liability company, a non-taxable entity for US tax purposes and thus the statutory income tax rate is expected to be zero. A substantial portion of the income tax expenses above is incurred from MagnaChip Korea, which is the principal operating entity within the Company. The statutory income tax rate of MagnaChip Korea, including tax surcharges, applicable to the Company was approximately 27.5% in 2007 and 2006. MagnaChip Korea is eligible for tax exemption where its corporate income tax is reduced by 50% from 2004 to 2006 and 30% from 2007 to 2008.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows:

	Year ended December 31,
	2007	2006	2005
Provision computed at statutory rate	$—	$—	$—
Permanent differences	5,134	1,850	(521)
Change in statutory tax rate	(18,242)	13,035	1,256
Adjustment for overseas tax rate	(44,929)	(58,493)	(27,745)
Change in valuation allowance	67,013	52,866	28,826
FIN 48 liability	163	—	—

Total statutory income taxes	$9,139	$9,258	$1,816

A summary of the composition of net deferred income tax assets (liabilities) at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets
Inventories	$3,679	$7,587
Accrued expenses	1,833	1,030
Product warranties	248	321
Other reserves	399	575
Severance benefits	13,040	7,802
Property, plant and equipments	28,413	34,712
NOL carry-forwards	114,408	46,537
Tax credit	18,564	15,752
Royalty income	9,500	10,163
Others	699	815

Total deferred tax assets	190,783	125,294
Less: valuation allowance	(165,977)	(100,016)

	24,806	25,278
Deferred tax liabilities
Foreign currency gain	438	—
Debt issuance cost	95	63
Intangible assets	14,445	15,048

Total deferred tax liabilities	14,978	15,111

Net deferred tax assets	$9,828	$10,167

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Changes in valuation allowance for deferred tax assets for the years ended December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Beginning balance	$100,016	$42,695
Charge to expenses	67,013	52,866
Translation adjustment	(1,052)	4,455

Ending balance	$165,977	$100,016

Deferred income tax assets are recognized only to the extent that realization of the related tax benefit is more likely than not. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which the Company operates, and the overall future industry outlook. Based on the Company’s historical accounting and tax losses, management determined that it was more likely than not, that the Company would realize benefits related to its deferred tax assets in the amount of $9,828 thousand as of December 31, 2007 and $10,167 thousand as of December 31, 2006. Accordingly, the Company recorded a valuation allowance of $165,977 thousand and $100,016 thousand on its net deferred tax assets for 2007 and 2006, respectively.

At December 31, 2007, the Company had approximately $421,349 thousand of net operating loss carry-forwards available to offset future taxable income, which expires in varying amounts starting from 2011 to 2025. The majority of net operating loss is related to MagnaChip Korea. The Company also has Korean and Dutch tax credit carry-forwards of approximately $10,357 thousand and $8,207 thousand, respectively. The Korean tax credits expire at various dates starting from 2011 to 2013, and the Dutch credits are carried forward to be used for an indefinite period of time.

Uncertainty in Income Taxes

The Company’s subsidiaries file income tax returns in Korea, Japan, Taiwan, U.S. and various other jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all years since the beginning of its operation in October 2004.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized $1,554 thousand of liabilities for unrecognized tax benefits, which are related to the temporary difference arising from the timing of expensing certain inventories. Such liabilities were accounted for as an increase to the January 1, 2007 balance of accumulated deficits. As of December 31, 2007, the Company recorded $1,724 thousand of liabilities for unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $163 thousand of interest and penalties as income tax expense for the year ended December 31, 2007. Total interest and penalties accrued as of December 31, 2007 and as of the FIN No. 48 adoption date were $694 thousand and $530 thousand, respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the year ended December 31, 2007 is as follows:

Year ended December 31, 2007
Unrecognized tax benefits, balance at January 1, 2007	$2,299
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	475
Reductions for tax positions of prior years	(1,197)
Settlements	—
Lapse of statute of limitations	—
Translation adjustment	16

Unrecognized tax benefits, balance at December 31, 2007	$1,593

16. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Years ended December 31,
	2007	2006	2005
Net Sales
Display Solutions	$331,684	$273,656	$326,027
Imaging Solutions	82,848	60,479	163,326
Semiconductor Manufacturing Services	321,034	342,416	345,437
All other	56,790	67,802	102,866

Total segment net sales	$792,356	$744,353	$937,656

Gross Profit
Display Solutions	$41,524	$35,603	$66,534
Imaging Solutions	6,918	(4,008)	25,423
Semiconductor Manufacturing Services	67,127	45,712	110,389
All other	22,000	22,134	6,311

Total segment gross profit	$137,569	$99,441	$208,657

The following is a summary of net sales by region, based on the location of the customer:

	Years ended December 31,
	2007	2006	2005
Korea	$447,059	$413,670	$512,366
Asia Pacific	193,787	172,981	251,173
Japan	72,845	78,321	97,841
North America	58,506	62,357	56,907
Europe	20,159	17,024	19,369

	$792,356	$744,353	$937,656

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Over 99% of the Company’s property, plant and equipment are located in Korea as of December 31, 2007.

Net sales from the Company’s top ten largest customers accounted for 59%, 66% and 63%, for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company recorded $182.6 million, $193.1 million and $216.5 million of sales to one customer within its Display Solutions segment, which represents greater than 10% of net sales, for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Operating Leases

The Company leases land, office building and equipment under various operating lease agreements that expire through 2034. Rental expenses were approximately $11,614 thousand, $12,008 thousand and $13,913 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows:

2008	$11,237
2009	11,245
2010	11,246
2011	11,248
2012	11,249

$56,225

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Advisory Agreements

Advisory agreements were entered into as of October 6, 2004 by and between the Company and each of the advisors, including Court Square Advisor, LLC (successor in interest to CVC Management LLC) (“Court Square”), CVC Capital Partners Asia Limited (“CVC Capital”) and Francisco Partners Management LLC (“Francisco Partners”). The Company is to pay each of Court Square and Francisco Partners an annual advisory fee the amount of which shall be the greater of $1,379,163 per annum or 0.14777% per annum of annual consolidated revenue, and is also to pay CVC Capital an annual advisory fee the amount of which shall be the greater of $741,673 per annum or 0.07946% per annum of annual consolidated revenue plus reasonable out-of-pocket expenses for an initial term of 10 years, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. During the year ended December 31, 2005, the Company accrued $3,545 thousand of accrued expenses under these agreements, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements. During the year ended December 31, 2006, due to lower financial performances, the advisors agreed to waive the advisory fee and, therefore, the Company did not accrue any expenses. Effective June 30, 2007, the parties to the advisory agreements entered into the First Amendment to Advisory Agreement pursuant to which, upon a firmly underwritten public offering of common equity of the Company with net proceeds of $50 million or more, the Company must pay a termination fee to the advisors in the amount of all advisory fees not paid under the advisory agreements plus the net present value of all advisory fees that would have been payable through October 6, 2014 had the advisory agreements not been amended.

Undrawn line of credit

The undrawn portion of the new senior secured credit line was $4,531 thousand, $93,792 thousand and $82,956 thousand as of December 31, 2007, 2006 and 2005, respectively.

Payments of Guarantee

As of December 31, 2007 and 2006, the Company has provided guarantees for bank loans that employees borrowed to participate in the issuance of new shares of Hynix in 1999. The outstanding balances of guarantees for payments provided by the Company amounted to approximately $228 thousand and $248 thousand as of December 31, 2007 and 2006, respectively.

IPO Incentives

The Company has committed to its employees that it will pay an IPO incentive to all employees, other than senior vice presidents and above, who are employed by the Company at the closing date of the Company’s initial public offering. The incentive is estimated to be $30 million.

18. Related Party Transactions

Funds related to Court Square, Francisco Partners and CVC Capital own 34.0%, 34.0% and 18.3%, respectively, of the common units, and 35.9%, 35.9% and 19.3%, respectively, of the Series B units outstanding at December 31, 2007.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Transactions between the Company and its related parties for each year are as follows:

	Years ended December 31,
	2007	2006	2005
Advisory Fee
Court Square	$—	$—	$1,397
Francisco Partners	—	—	1,397
CVC Capital	—	—	751

Total	$—	$—	$3,545

Loans to employees as of December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
Short-term loans	$37	$54
Long-term loans	386	434

Total	$423	$488

In November 2006, the Company’s Chief Executive Officer and Chairman, purchased in the open market $69 thousand aggregate principal amount of the Company’s 8% senior subordinated notes due 2014, and the Company’s President and Chief Financial Officer and a director, purchased in the open market $138 thousand aggregate principal amount of the 8% notes. Additionally, Paul C. Schorr IV, a director, purchased $175 thousand in aggregate principal amount of the 8% notes in the open market in February 2007 and an additional $280 thousand in aggregate principal amount of the 8% notes in August 2007.

19. Earnings per Unit

The following table illustrates the computation of basic and diluted loss per common unit:

	Years ended December 31,
	2007	2006	2005
Net income (loss)	$(180,550)	$(229,310)	$(100,898)
Dividends to preferred unitholders	(12,031)	(10,912)	(9,928)

Net income (loss) attributable to common units	$(192,581)	$(240,222)	$(110,826)

Weighted-average common units outstanding	52,297,192	52,911,734	52,898,497

Basic and diluted income (loss) per unit	$(3.68)	$(4.54)	$(2.10)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

The following outstanding redeemable convertible preferred unit issued, unit-options granted and warrants issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effects on the calculation:

	December 31, 2007	December 31, 2006	December 31, 2005
Redeemable convertible preferred units	93,997	93,997	93,997
Options	4,916,840	5,069,528	3,780,643
Warrants	—	—	5,079,254

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

Below are condensed consolidating balance sheets as of December 31, 2007 and 2006, condensed consolidating statements of operations and of cash flows for the years ended December 31, 2007, 2006 and 2005 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$772,682	$355,669	$(335,995)	$792,356
Cost of sales	—	—	652,265	312,085	(309,563)	654,787

Gross profit	—	—	120,417	43,584	(26,432)	137,569

Selling, general and administrative expenses	323	1,299	77,650	13,932	(214)	92,990
Research and development expenses	—	—	139,941	24,350	(25,428)	138,863
Restructuring and impairment charge	—	—	12,084	—	—	12,084

Operating income (loss)	(323)	(1,299)	(109,258)	5,302	(790)	(106,368)

Other income (expenses)	1	8,708	(57,619)	(16,133)	—	(65,043)

Income (loss) before income taxes, equity in loss of related equity investment	(322)	7,409	(166,877)	(10,831)	(790)	(171,411)

Income tax expense	—	170	156	8,813	—	9,139

Income (loss) before equity in loss of related investment	(322)	7,239	(167,033)	(19,644)	(790)	(180,550)

Loss of related investment	(180,228)	(188,354)	—	(167,713)	536,295	—

Net income (loss)	$(180,550)	$(181,115)	$(167,033)	$(187,357)	$535,505	$(180,550)

Dividends accrued on preferred units	12,031	—	—	—	—	12,031

Net income (loss) attributable to common units	$(192,581)	$(181,115)	$(167,033)	$(187,357)	$535,505	$(192,581)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$718,126	$352,152	$(325,926)	$744,352
Cost of sales	—	—	636,349	313,699	(305,137)	644,911

Gross profit	—	—	81,777	38,453	(20,789)	99,441

Selling, general and administrative expenses	104	947	75,949	10,842	(165)	87,677
Research and development expenses	—	—	135,361	17,828	(21,937)	131,252
Restructuring and impairment charge	—	—	94,041	225	—	94,266

Operating income (loss)	(104)	(947)	(223,574)	9,558	1,313	(213,754)

Other income (expenses)	3	9,755	38	(16,094)	—	(6,298)

Income (loss) before income taxes, equity in loss of related equity investment	(101)	8,808	(223,536)	(6,536)	1,313	(220,052)

Income tax expense	—	170	156	8,932	—	9,258

Income (loss) before equity in loss of related investment	(101)	8,638	(223,692)	(15,468)	1,313	(229,310)

Loss of related investment	(229,209)	(243,820)	—	(224,982)	698,011	—

Net income (loss)	$(229,310)	$(235,182)	$(223,692)	$(240,450)	$699,324	$(229,310)

Dividends accrued on preferred units	10,912	—	—	—	—	10,912

Net income (loss) attributable to common units	$(240,222)	$(235,182)	$(223,692)	$(240,450)	$699,324	$(240,222)

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$163	$31,248	$24,301	$8,633	$—	$64,345
Accounts receivable, net	—	—	131,101	68,156	(75,468)	123,789
Inventories, net	—	—	71,930	4,598	(661)	75,867
Other receivables	—	717	5,846	12,702	(13,494)	5,771
Short-term intercompany loan	—	50,000	—	50,000	(100,000)	—
Other current assets	1,129	9,037	9,309	6,047	(14,571)	10,951

Total current assets	1,292	91,002	242,487	150,136	(204,194)	280,723

Property, plant and equipment, net	—	—	275,997	3,672	—	279,669
Intangible assets, net	—	—	86,571	18,328	(174)	104,725
Investments in subsidiaries	(348,345)	(431,611)	—	(243,130)	1,023,086	—
Long-term inter-company loans	—	809,754	—	634,837	(1,444,591)	—
Other non-current assets	—	13,897	38,866	9,823	(19,820)	42,766

Total assets	$(347,053)	$483,042	$643,921	$573,666	$(645,693)	$707,883

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$101,056	$64,389	$(75,468)	$89,977
Other accounts payable	1,021	5	40,381	2,748	(13,494)	30,661
Accrued expenses	—	3,389	16,412	9,647	(11,348)	18,100
Short-term borrowings	—	80,000	50,000	50,000	(100,000)	80,000
Other current liabilities	—	503	3,714	5,383	(3,223)	6,377

Total current liabilities	1,021	83,897	211,563	132,167	(203,533)	225,115

Long-term borrowings	—	750,000	621,000	823,591	(1,444,591)	750,000
Accrued severance benefits, net	—	—	73,700	476	—	74,176
Other non-current liabilities	—	—	4,867	21,619	(19,820)	6,666

Total liabilities	1,021	833,897	911,130	977,853	(1,667,944)	1,055,957
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	129,405	—	—	—	—	129,405

Total redeemable convertible preferred units	129,405	—	—	—	—	129,405

Unitholders’ equity
Common units	52,844	136,229	39,005	55,778	(231,012)	52,844
Additional paid-in capital	3,077	1,899	155,888	107,946	(265,733)	3,077
Accumulated deficit	(564,449)	(520,781)	(491,945)	(601,399)	1,614,125	(564,449)
Accumulated other comprehensive income	31,049	31,798	29,843	33,488	(95,129)	31,049

Total unitholders’ equity	(477,479)	(350,855)	(267,209)	(404,187)	1,022,251	(477,479)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(347,053)	$483,042	$643,921	$573,666	$(645,693)	$707,883

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(180,550)	$(181,115)	$(167,033)	$(187,357)	$535,505	$(180,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	158,925	4,509	—	163,434
Provision for severance benefits	—	—	18,672	162	—	18,834
Amortization of debt issuance costs	—	2,931	988	—	—	3,919
Loss (gain) on foreign currency translation, net	—	(18,106)	4,492	19,012	—	5,398
Loss (gain) on disposal of property, plant and equipment, net	—	—	(89)	21	—	(68)
Impairment charges	—	—	10,158	—	(52)	10,106
Unit-based compensation	71	—	474	59	—	604
Loss (earnings) of related investment	180,228	188,354	—	167,713	(536,295)	—
Other	—	—	(3,669)	90	—	(3,579)
Changes in operating assets and liabilities
Accounts receivable	—	—	(45,205)	(31,973)	30,674	(46,504)
Inventories	—	—	(16,720)	(2,303)	625	(18,398)
Other receivables	—	—	(651)	15,469	(13,847)	971
Deferred tax assets	—	—	—	952	—	952
Accounts payable	—	—	34,108	23,008	(30,674)	26,442
Other accounts payable	1,020	—	(16,455)	(4,433)	13,847	(6,021)
Accrued expenses	—	254	(5,540)	(7,476)	7,258	(5,504)
Other current assets	(1,072)	7,816	12,673	979	(10,556)	9,840
Other current liabilities	—	170	1,891	(354)	3,300	5,007
Payment of severance benefits	—	—	(7,151)	—	—	(7,151)
Other	—	52	(177)	(3,099)	1,781	(1,443)

Net cash provided by (used in) operating activities	(303)	356	(20,309)	(5,021)	1,566	(23,711)

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	791	(427)	—	364
Proceeds from disposal of intangible assets	—	—	4,204	—	—	4,204
Purchase of plant, property and equipment	—	—	(82,561)	(2,733)	—	(85,294)
Payment for intellectual property registration	—	—	(1,411)	(40)	195	(1,256)
Other	—	(50,000)	827	(50,651)	100,000	176

Net cash provided by (used in) investing activities	—	(50,000)	(78,150)	(53,851)	100,195	(81,806)

Cash flows from financing activities
Proceeds from short-term borrowings	—	120,000	60,100	50,000	(100,000)	130,100
Issuance of common units	151	—	—	—	—	151
Repayment of short-term borrowings	—	(40,000)	(10,100)	—	—	(50,100)
Repurchase of common units	(6)	—	—	—	—	(6)

Net cash provided by (used in) financing activities	145	80,000	50,000	50,000	(100,000)	80,145
Effect of exchange rates on cash and cash equivalents	—	—	152	2,153	(1,761)	544
Net increase (decrease) in cash and cash equivalents	(158)	30,356	(48,307)	(6,719)	—	(24,828)

Cash and cash equivalents
Beginning of the year	321	892	72,608	15,352	—	89,173

End of the year	$163	$31,248	$24,301	$8,633	$—	$64,345

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2006

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(229,310)	$(235,182)	$(223,692)	$(240,450)	$699,324	$(229,310)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	184,430	4,130	—	188,560
Provision for severance benefits	—	—	11,478	19	—	11,497
Amortization of debt issuance costs	—	2,791	910	—	—	3,701
Loss (gain) on foreign currency translation, net	—	(17,449)	(54,564)	17,825	—	(54,188)
Loss (gain) on disposal of property, plant and equipment, net	—	—	1,362	128	—	1,490
Impairment charges	—	—	92,858	—	—	92,858
Unit-based compensation	—	—	203	40	—	243
Loss (earnings) of related investment	229,209	243,820	—	224,982	(698,011)	—
Other	—	—	2,838	185	—	3,023
Changes in operating assets and liabilities
Accounts receivable	—	—	53,839	20,131	(29,879)	44,091
Inventories	—	—	32,884	5,450	(1,270)	37,064
Other receivables	1,602	—	3,145	9,716	(11,283)	3,180
Deferred tax assets	—	—	—	1,954	—	1,954
Accounts payable	—	—	(34,451)	(33,851)	29,879	(38,423)
Other accounts payable	(1,000)	(435)	(29,954)	4,209	11,283	(15,897)
Accrued expenses	—	(5)	(4,495)	(9,408)	6,455	(7,453)
Other current assets	(57)	6,521	9,752	(1,475)	(9,678)	5,063
Other current liabilities	—	170	(2,320)	(8,402)	3,223	(7,329)
Payment of severance benefits	—	—	(8,589)	—	—	(8,589)
Other	—	(180)	(467)	(418)	—	(1,065)

Net cash provided by (used in) operating activities	444	51	35,167	(5,235)	43	30,470

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	3,723	6	(78)	3,651
Proceeds from disposal of intangible assets	—	—	2,819	—	—	2,819
Purchase of plant, property and equipment	—	—	(38,194)	(1,080)	78	(39,196)
Payment for intellectual property registration	—	—	(2,085)	(118)	—	(2,203)
Decrease in restricted cash	—	—	3,002	—	—	3,002
Other	—	—	(1,485)	27	—	(1,458)

Net cash provided by (used in) investing activities	—	—	(32,220)	(1,165)	—	(33,385)

Cash flows from financing activities
Issuance of common units	88	—	—	—	—	88
Repurchase of common units	(420)	—	—	—	—	(420)

Net cash provided by (used in) financing activities	(332)	—	—	—	—	(332)
Effect of exchange rates on cash and cash equivalents	—	—	6,226	(337)	(43)	5,846
Net increase (decrease) in cash and cash equivalents	112	51	9,173	(6,737)	—	2,599

Cash and cash equivalents
Beginning of the year	209	841	63,435	22,089	—	86,574

End of the year	$321	$892	$72,608	$15,352	$—	$89,173

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2005

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(100,898)	$(94,215)	$(89,854)	$(81,888)	$265,957	$(100,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	196,669	6,260	—	202,929
Provision for severance benefits	—	—	16,486	97	—	16,583
Amortization of debt issuance costs	—	2,628	804	—	—	3,432
Loss (gain) on foreign currency translation, net	—	21,841	(16,288)	(21,433)	—	(15,880)
Loss (gain) on disposal of property, plant and equipment, net	—	—	(830)	1	—	(829)
Impairment charges	—	—	33,576	—	—	33,576
Loss (earnings) of related investment	100,364	78,445	—	86,985	(265,794)	—
Other	1	—	290	(2,352)	2,782	721
Changes in operating assets and liabilities
Accounts receivable	—	—	(31,412)	(13,816)	19,416	(25,812)
Inventories	—	—	(3,312)	2,110	396	(806)
Other receivables	(241)	826	63,970	(19,536)	17,802	62,821
Deferred tax assets	—	—	—	(12,935)	—	(12,935)
Accounts payable	—	—	29,438	14,906	(19,416)	24,928
Other accounts payable	(161)	188	(62,561)	14,267	(17,802)	(66,069)
Accrued expenses	—	2,011	(5,591)	17,549	(19,153)	(5,184)
Other current assets	—	(16,505)	1,878	(1,813)	19,153	2,713
Other current liabilities	—	163	(4,968)	5,005	—	200
Payment of severance benefits	—	—	(13,820)	(11)	—	(13,831)
Other	—	—	(31,266)	31,936	(2,682)	(2,012)

Net cash provided by (used in) operating activities	(935)	(4,618)	83,209	25,332	659	103,647

Cash flows from investing activities
Purchase of plant, property and equipment	—	—	(62,113)	(622)	401	(62,334)
Payment for intellectual property registration	—	—	(2,174)	—	—	(2,174)
Acquisition of business, net of cash acquired of $4,620 for the year ended December 31, 2005	(1,870)	—	18	(9,897)	—	(11,749)
Increase in short-term inter-company loans	—	—	—	(14,000)	14,000	—
Increase in long-term inter-company loans	—	(1,009)	—	(1,009)	2,018	—
Decrease in short-term inter-company loans	—	3,650	—	14,000	(17,650)	—
Decrease in restricted cash	—	—	10,307	—	—	10,307
Other	—	(5)	2,045	198	(360)	1,878

Net cash provided by (used in) investing activities	(1,870)	2,636	(51,917)	(11,330)	(1,591)	(64,072)

Cash flows from financing activities
Proceeds from short-term borrowings	—	—	—	14,000	(14,000)	—
Proceeds from long-term borrowings	—	—	1,009	1,009	(2,018)	—
Issuance of common units	628	—	—	—	—	628
Repayment of short-term borrowings	—	—	(757)	(29,776)	17,650	(12,883)
Debt issuance cost paid	—	(378)	(216)	—	—	(594)
Other	—	—	41	—	(41)	—

Net cash provided by (used in) financing activities	628	(378)	77	(14,767)	1,591	(12,849)
Effect of exchange rates on cash and cash equivalents	—	—	2,395	(284)	(659)	1,452
Net increase (decrease) in cash and cash equivalents	(2,177)	(2,360)	33,764	(1,049)	—	28,178

Cash and cash equivalents
Beginning of the year	2,386	3,201	29,671	23,138	—	58,396

End of the year	$209	$841	$63,435	$22,089	$—	$86,574

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures

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

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting on the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorization of management and the directors of the company; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table is a list of the current directors and executive officers of MagnaChip and their respective ages as of February 1, 2008:

Name	Age	Position
Sang Park	60	Chairman of the Board of Directors and Chief Executive Officer
Robert J. Krakauer	41	President, Chief Financial Officer, General Manager, Imaging Solutions Division, and Director
Tae Young Hwang	51	Executive Vice President, Manufacturing Division, and General Manager, Large Display Solutions
Chan Hee Lee	54	Executive Vice President and General Manager, Semiconductor Manufacturing Services
John McFarland	41	Senior Vice President, General Counsel and Secretary
Victoria Miller Nam	40	Senior Vice President, Strategic Operations
Brent Rowe	46	Senior Vice President, Worldwide Sales
Margaret Sakai	50	Senior Vice President, Finance
Jerry M. Baker	56	Director
Dipanjan Deb	38	Director
Armando Geday	45	Director
Roy Kuan	41	Director
R. Douglas Norby	72	Director and Chairman of the Audit Committee
Phokion Potamianos	43	Director
Paul C. Schorr IV	40	Director
David F. Thomas	58	Director

Sang Park, Chairman of the Board of Directors and Chief Executive Officer. Mr. Park became our Chairman of the Board of Directors and Chief Executive Officer on January 1, 2007, after serving as President, Chief Executive Officer and director since May 2006. Mr. Park served as an executive fellow for iSuppli Corporation from January 2005 to May 2006. Prior to joining iSuppli, he was founder and president of SP Associates, a consulting services provider for technology companies, from September 2003 to December 2004. Mr. Park served as Chief Executive Officer of Hynix from May 2002 to March 2003, and as Chief Operating Officer and President of the Semiconductor Division of Hynix from July 1999 to April 2002.

Robert J. Krakauer, President, Chief Financial Officer, General Manager, Imaging Solutions Division, and Director. Mr. Krakauer became our President, Chief Financial Officer and director in January 2007. In addition, Mr. Krakauer took on duties as General Manager, Imaging Solutions Division, in March 2007. He previously served as our Executive Vice President of Strategic Operations, Chief Financial Officer and director since October 2004. From 2003 to 2004, Mr. Krakauer served as Executive Vice President of Corporate Operations and Chief Financial Officer for ChipPAC, Ltd. (now STATS ChipPAC, Ltd.), a supplier of semiconductor packing design, test and distribution solutions, and had served as its Chief Financial Officer since November 1999. From May 1998 to November 1999, Mr. Krakauer was Vice President of Finance, Chief Financial Officer for AlliedSignal—Electronic Materials (now Honeywell). From 1996 to 1998, Mr. Krakauer was the Corporate Controller at Altera Corporation and from 1993 to 1996 he was the Chief Financial Officer at Alphatec U.S.A. From 1987 to 1991, Mr. Krakauer was an auditor and consultant at KPMG Peat Marwick and Coopers & Lybrand, respectively. Mr. Krakauer received a B.S.C. in accounting and a masters in business administration with an operations concentration from Santa Clara University.

Tae Young Hwang, Executive Vice President, Manufacturing Division and General Manager, Large Display Solutions. Mr. Hwang became our Executive Vice President, Manufacturing Division, and General Manager, Large Display Solutions in January 2007. He previously served as our Executive Vice President of

Manufacturing Operations from October 2004. Prior to that time, Mr. Hwang served as Hynix’s Senior Vice President of Manufacturing Operations, System IC, from 2002 to 2003. From 1999 to 2001, he was Vice President of Cheongju Operations for Hynix. Mr. Hwang holds a bachelor of science degree in mechanical engineering from Pusan National University and a masters in business administration from Cheongju University.

Chan Hee Lee, Executive Vice President and General Manager, Semiconductor Manufacturing Services. Mr. Lee became our Executive Vice President and General Manager, Semiconductor Manufacturing Services, in September 2005, after serving as Executive Vice President of Product Lines, since October 2004. Previously, Mr. Lee served as Hynix’s Vice President and General Manager of Semiconductor Manufacturing Services and Digital Driver IC, Business Division from 1999 until September 2004. Mr. Lee holds a bachelor of science degree in electronics from Kyungbuk National University.

John McFarland, Senior Vice President, General Counsel and Secretary. Mr. McFarland became our Senior Vice President, General Counsel and Secretary in April 2006, after serving as Vice President, General Counsel and Secretary since November 2004. Prior to joining our company, Mr. McFarland served as a foreign legal consultant at Bae, Kim & Lee, a law firm, from August 2003 to November 2004 and an associate at Wilson Sonsini Goodrich & Rosati, P.C., a law firm, from August 2000 to July 2003. Mr. McFarland holds a bachelor of arts degree in Asian Studies, conferred with highest distinction from the University of Michigan, where he was elected to Phi Beta Kappa, and a juris doctor degree from the University of California, Los Angeles, School of Law.

Victoria Miller Nam, Senior Vice President, Strategic Operations. Ms. Miller Nam became our Senior Vice President, Strategic Operations in January 2007, after serving as Senior Vice President, Strategic Planning since October 2004. Prior to joining our company, Ms. Miller Nam worked in consulting with McKinsey & Company in the Los Angeles and Seoul offices from 1994 until 2003, when she left as a Partner to found and run a management consulting business from 2003 until 2004. Earlier in her career, Ms. Miller Nam worked for Kidder, Peabody & Co. Incorporated, in the corporate finance department, in New York. Ms. Miller Nam holds a bachelor of arts degree, magna cum laude, in international relations from Brown University, where she was elected to Phi Beta Kappa, and a masters in business administration from Harvard Business School.

Brent Rowe, Senior Vice President, Worldwide Sales. Mr. Rowe became our Senior Vice President, Worldwide Sales in April 2006. Prior to joining our company, Mr. Rowe served at Fairchild Semiconductor International, Inc., a semiconductor manufacturer, as Vice President, Americas Sales and Marketing from August 2003 to October 2005; Vice President, Europe Sales and Marketing from August 2002 to August 2003; and Vice President, Japan Sales and Marketing from April 2002 to August 2002. Mr. Rowe holds a bachelor of arts degree in chemical engineering from the University of Illinois.

Margaret Sakai, Senior Vice President, Finance. Ms. Sakai became our Senior Vice President, Finance, on November 1, 2006. Prior to joining our company, she had served as Chief Financial Officer of Asia Finance and Vice President, of Photronics, Inc., a manufacturer of reticles and photomasks for semiconductor and microelectronic applications, since November 2003. From June 1999 to October 2003, Ms. Sakai was Executive Vice President and Chief Financial Officer of PKL Corporation, a photomask manufacturer. From October 1995 to May 1999, Ms. Sakai served as Director of Finance of Acqutek International Limited, a lead-frame manufacturer, and from March 1992 to September 1995, Ms. Sakai served as Financial Manager at National Semiconductor Corporation. Ms. Sakai worked as an Audit Supervisor at Coopers & Lybrand from January 1988 to March 1992. Ms. Sakai is a Certified Public Accountant in the State of California and holds a bachelor’s degree in accounting from Babson College.

Jerry M. Baker, Director. Mr. Baker has been a director since October 2004. He served as Chairman of the Board of Directors from October 2004 to December 2006. Mr. Baker was retired from 2001 until October 2004. From 2000 until 2001, Mr. Baker served as Executive Vice President, Global Operations for Fairchild Semiconductor International, Inc. From December 1996 to 2000, Mr. Baker was the Executive Vice President

and General Manager, Discrete Power and Signal Technologies Group of Fairchild Semiconductor International, Inc. Prior to that position, he spent more than 24 years in a variety of engineering and management positions within National Semiconductor, the most recent of which was Executive Vice President and General Manager, Global Operations.

Dipanjan Deb, Director. Mr. Deb has been a director since September 2004. He is a founder and Managing Partner of Francisco Partners and has been a Partner since its formation in August 1999. Prior to joining Francisco Partners, Mr. Deb was a principal with Texas Pacific Group from 1998 to 1999. Earlier in his career, Mr. Deb was director of semiconductor banking at Robertson Stephens & Company and a management consultant at McKinsey & Company. Mr. Deb is also on the board of directors of AMIS Holdings, Inc., SMART Modular Technologies, Inc. and CBA Group LLC. Mr. Deb holds a bachelor of science degree in electrical engineering and computer science from the University of California, Berkeley, where he was a Regents Scholar, and a masters in business administration from the Stanford University Graduate School of Business.

Armando Geday, Director. Mr. Geday has been a director since January 2006. He served as Chief Executive Officer of Telesen, Inc., a developer of consumer electronics products for the wellness industry, from January 2005 until September 2006. Prior to joining Telesen, Mr. Geday was Chief Executive Officer of Conexant Systems, a provider of semiconductor system solutions for broadband communications, from February 2004 to November 2004. From December 2001 to February 2004, Mr. Geday served as the Chief Executive Officer of GlobespanVirata. From April 1997 to December 2001, Mr. Geday was President and Chief Executive Officer of GlobeSpan. Earlier in his career, Mr. Geday was Vice President and General Manager of the Multimedia Communications Division of Rockwell Semiconductor Systems, and held various technical marketing and engineering positions at Harris Semiconductor and MERET Inc. Mr. Geday is a director of Commonvault, Inc. Mr. Geday holds a bachelor of science degree in electrical engineering from the Florida Institute of Technology.

Roy Kuan, Director. Mr. Kuan has been a director since September 2004. He serves as Partner of CVC Asia Pacific Limited, where he has worked since 1999. Mr. Kuan holds a bachelor of arts degree in economics from Georgetown University and a masters in business administration with a finance concentration from the Wharton School at the University of Pennsylvania.

R. Douglas Norby, Director and Chairman of the Audit Committee. Mr. Norby has been a director and the Chairman of the Audit Committee of our company since May 2006. Mr. Norby served as Senior Vice President and Chief Financial Officer of Tessera Technologies, Inc., a semiconductor intellectual property company, from July 2003 to January 2006. He worked as a management consultant with Tessera from May 2003 until July 2003. He served as Senior Vice President and Chief Financial Officer of Zambeel, Inc., a data storage systems company, from March 2002 until February 2003; and as Senior Vice President and Chief Financial Officer of Novalux, Inc., an optoelectronics company, from December 2000 to March 2002. Prior to his tenure with Novalux, Inc., Mr. Norby served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation from November 1996 to December 2000. Mr. Norby is a director of Alexion Pharmaceuticals, Inc. and STATS ChipPAC Ltd. He received his bachelor of arts degree in Economics from Harvard University and a masters in business administration from Harvard Business School.

Phokion Potamianos, Director. Mr. Potamianos has been a director since March 2005. He has been a Partner of Francisco Partners since January 2007, and was a Principal with Francisco Partners from March 2005 to January 2007. Prior to joining Francisco Partners, Mr. Potamianos was the head of the UBS Global Semiconductor Investment Banking Group from 2004 until 2005 and a member of the UBS Global Semiconductor Investment Banking Group from 2000 to 2004. From 1999 to 2000, Mr. Potamianos was a member of Donaldson Lufkin & Jenrette’s investment banking group. Earlier in his career, Mr. Potamianos was an Institutional Investor ranked research analyst at Donaldson, Lufkin & Jenrette. Mr. Potamianos holds a Bachelor of Arts from American University and received his Masters of Science (Economics) from the London School of Economics and Political Science.

Paul C. Schorr IV, Director. Mr. Schorr has been a director since September 2004. He has been a Senior Managing Director at The Blackstone Group since September 2005. Prior to that, he was a Managing Partner of Citigroup Venture Capital Equity Partners, L.P., or CVC, from December 2001. Mr. Schorr joined CVC in 1996, after working as an Engagement Manager with McKinsey & Company, Inc. He is a director of AMI Semiconductor Inc. and Orbitz Worldwide, Inc. Mr. Schorr received his B.S.F.S., magna cum laude, from Georgetown University’s School of Foreign Service and his masters in business administration with distinction from Harvard Business School.

David F. Thomas, Director. Mr. Thomas has been a director since October 2004. Mr. Thomas has been a Managing Partner with Court Square Capital Partners, or CSC, a private equity fund management company, since August 1, 2006. Mr. Thomas had been with the predecessor to CSC, Citigroup Venture Capital Ltd., since 1980, most recently as Managing Partner and President. Previously, he held various positions with Citibank’s Transportation Finance and Acquisition Finance Groups. Prior to Citibank, Mr. Thomas worked for Arthur Anderson & Co. and received degrees in finance and accounting from the University of Akron. His directorships include Network Communications, Inc., Newmarket International and Auto Europe.

Board Composition

The securityholders’ agreement among Court Square, Francisco Partners, CVC Asia Pacific and the other securityholders of MagnaChip provides that our Board of Directors will consist of eight members, including two designees of Court Square, two designees of Francisco Partners, one designee of CVC Asia Pacific, the Chief Executive Officer, the Chief Financial Officer and one additional member jointly designated by Court Square and Francisco Partners, provided that the unitholders are permitted to elect additional directors designated as set forth in the securityholders’ agreement. As of the date of this report, our Board of Directors consists of ten members. Mr. Park, our Chief Executive Officer, is the chairman of our board of directors, and Mr. Krakauer, our President and Chief Financial Officer, is a director. Messrs. Schorr, Thomas and Baker have been designated to serve on our board by Court Square. Messrs. Deb, Potamianos and Geday have been designated to serve on our board by Francisco Partners. Mr. Kuan has been designated to serve on our board by CVC Asia Pacific. Mr. Norby serves as the independent director unanimously approved by Court Square, Francisco Partners and our chief executive officer.

These rights of designation will expire when the initial ownership of these equity sponsors falls below defined ownership thresholds. Pursuant to the securityholders’ agreement, our board of directors may not take certain significant actions without the approval of each of Court Square and Francisco Partners.

Section 16(a) Beneficial Ownership Reporting Compliance

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common units are not required to file reports with the SEC under Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. We will provide a copy of our Code of Business Conduct and Ethics without charge to any person upon written request made to our Senior Vice President, General Counsel and Secretary at c/o MagnaChip Semiconductor, Ltd., 891 Daechi-dong, Gangnam-gu, Seoul, 135-738, Korea. Our Code of Business Conduct and Ethics is also available on our website at www.magnachip.com. Any substantive amendment or waiver of the Code of Business Conduct and Ethics relating to executive officers or directors will be promptly disclosed on our website within four business days.

Audit Committee

Our audit committee of the board consists of Messrs. Norby, Potamianos and Schorr. Mr. Norby is the Chairman of the audit committee. Our board of directors has determined that Mr. Norby is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Messrs. Norby and Schorr are “independent” as that term is defined in Section 303A of the New York Stock Exchange Listed Company Manual and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

In considering the independence of Mr. Schorr, our board of directors took into consideration that he served as a Managing Partner of CVC from December 2001 to September 2005, and also holds a limited amount of our outstanding debt securities.

Compensation Committee

The compensation committee of the board consists of Messrs. Deb, Schorr and Thomas. The compensation committee has overall responsibility for evaluating and approving our executive officer and director compensation plans, policies and programs, as well as all equity-based compensation plans and policies.

Nominating and Governance Committee

The nominating and governance committee consists of Messrs. Norby, Potamianos and Thomas. The nominating and governance committee mandate is to identify qualified individuals to become members of the board, to oversee an annual evaluation of the board of directors and its committees, to periodically review and recommend to the board any proposed changes to our corporate governance guidelines and to monitor our corporate governance structure. There have been no material changes to the procedures by which our equityholders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Objectives. The compensation committee (for purposes of this section, the “Committee”) of our board has overall responsibility for evaluating, approving and monitoring our executive officer and director compensation plans, policies and programs, as well as all equity-based compensation plans and policies. The Committee seeks to establish total compensation for executive officers that is fair, reasonable and competitive. Throughout this report, Sang Park, Robert J. Krakauer, Brent Rowe, Victoria Miller Nam and Margaret Sakai are referred to as the “named executive officers.”

The Committee evaluates our compensation packages to ensure that (1) we maintain our ability to attract and retain superior executives in critical positions and (2) compensation provided to critical executives remains competitive relative to the compensation paid to similarly situated executives of our peer companies. The Committee believes that the most effective executive compensation packages align executives’ interests with those of our equity holders by rewarding performance above specific annual, long-term and strategic goals that are intended to improve equity holder value. These objectives include the achievement of financial performance goals and progress on projects that our board of directors anticipates will lead to future growth as discussed more fully below.

Determination of Compensation and Role of Executive Officers. We offer compensation to our named executive officers in the form of salary, cash incentives, equity incentives and perquisites. In making decisions regarding the pay of the named executive officers, the Committee looks to set a total compensation package for each officer that will retain high quality talent and motivate executives to achieve the goals set by our board of directors. As a general matter, we benchmark salaries for our named executive officers to median levels for companies in the semiconductor industry and provide incentive compensation to raise total cash compensation above median if the Committee determines that the performance of the Company and of the named executive officer exceeded expectations.

The Committee annually reviews the performance of the chief executive officer. Based upon this review and such other factors as it may determine to be relevant, the Committee sets the salary of, and incentive awards, if any, to be paid to, our chief executive officer. The Committee has the exclusive authority to set the chief executive officer’s compensation. The chief executive officer annually reviews the performance of our other named executive officers. The chief executive officer subsequently presents conclusions and recommendations regarding such officers, including proposed salary adjustments and incentive amounts, to the Committee. The Committee then makes the final decision regarding any adjustments or awards. The review of performance by the Committee and the chief executive officer of other executive officers is a subjective assessment of each executive’s contribution to company or division performance, leadership qualities, strengths and weaknesses and the individual’s performance relative to goals set by the Committee or the chief executive officer, as applicable. The Committee and the chief executive officer do not systematically assign a weight to the factors, and may, in their discretion, consider or disregard any one factor which, in their sole discretion is important to or irrelevant for a particular executive. The Committee’s annual determinations regarding executive compensation are subject to the terms of the respective service agreements between us and the named executive officers. In addition to the annual reviews, the Committee also typically considers compensation changes upon a named executive officer’s promotion or other change in job responsibility.

The Committee establishes guidelines regarding the aggregate actual and expected cash and other compensation of all other officers, but has empowered the chief executive officer to make final compensation decisions with the Committee’s guidance. The Committee develops its annual guidance based on our annual operating plan, including the expected conduct of our business in the coming fiscal year, and then modifies the guidance as-needed to adjust for changes in our business during the year. The Committee makes all equity compensation decisions for our officers based on existing compensation arrangements for other executives at the same level of responsibility in our company and our market with a view to maintaining internal consistency and parity. The Committee may make additional equity compensation grants from time to time in its discretion.

In determining the compensation for each executive officer, the Committee compared base salary and total target cash compensation against survey data for semiconductor companies. For our named executive officers who are Korean nationals, we reviewed compensation data from three other major Korean semiconductor companies, Samsung Electronics, LG.Philips LCD and Hynix. For our other named executive officers, we reviewed survey data from Radford Surveys + Consulting for the following semiconductor companies:

Allegro Microsystems

AMI Semiconductor

Atheros Communications

Conexant Systems

Diodes

Hynix Semiconductor Manufacturing America

Intersil

Kyocera International

Micrel Semiconductor

Microsemi

Philips Lumileds Lighting Company

Raytheon Vision Systems

RF Micro Devices

Semtech

Silicon Laboratories

SiRF Technology

Skyworks Solutions

Toppan Photomasks

Ultraclean Technology

Wafertech

AMCC

Asyst Technologies

Cambridge Silicon Radio

CREE

Genesis Microchip

Integrated Device Technology

Jazz Semiconductor

Lattice Semiconductor

Microchip Technology

Omnivision Technologies

PMC-Sierra

Renesas Technology America

Samsung Austin Semiconductor

Silicon Image

Silicon Storage Technology

SMSC

Tessera Technologies

Triquint Semiconductor

Vishay – Siliconix

Zoran

The Committee seeks to establish a total cash compensation package for our named executive officers that is competitive and within the market range based compensation data, subject to adjustments based on each executive’s experience and performance. The Committee then sets equity awards in accordance with peer companies in a similar growth stage. Equity awards are not tied to base salary or cash incentive amounts and will constitute lesser or greater proportions of total compensation depending on the fair value of the awards. The Committee does not apply a formula or assign these performance measures relative weights. Instead, it makes a subjective determination after considering such measures collectively. The Committee often has evaluated these metrics on a cumulative, rather than annual, basis as we have pursued our goals of becoming a public company.

Use of External Advisors. In November 2007, the Committee engaged Compensia, Inc., an independent compensation advisor, to provide it with advice, information and recommendations relating to executive and equity compensation. Compensia serves at the discretion of the Committee. In December 2007, Compensia provided the Committee with a review of and recommendations related to our named executive officers’ base salary and annual cash incentive compensation. This information was reviewed by the Committee in connection with the determination of base salaries for 2008 and target cash compensation for 2007 and 2008.

Base Salary. Base salary is the guaranteed element of an employee’s annual cash compensation. Increases in base salary reflect the employee’s long-term performance, skill set and the value of that skill set as well as changes to the compensation arrangements provided by the companies we surveyed. The Committee evaluates the performance of each named executive officer on an annual basis based on the accomplishment of performance objectives that were established at the beginning of the prior fiscal year as well as its own subjective evaluation of his or her performance. In making its evaluation, the Committee determines changes in the base salary of each named executive officer based on a subjective qualitative assessment of his or her contribution to our performance during the preceding year, including assessing leadership, success in attaining particular goals of a division for which that officer has responsibility, the overall financial performance of MagnaChip and such other criteria as the Committee may deem relevant. The Committee then makes a subjective decision based on the factors. The Committee does not systematically assign weights to any of the factors it considers, and may, in its discretion, ignore any factors or deem any one factor to have greater importance for a particular executive officer.

Cash Incentives. Cash incentives comprise a significant portion of the total compensation package and are designed to reward executives for their contributions to meeting and exceeding our goals and to recognize and reward our executives in achieving these goals. Incentives are designed as a percentage of base salary and are awarded based on individual performance and our achievement of the annual, long-term and strategic quantitative goals set by our Committee. In our fiscal year 2007, the Committee began to base its quantitative goals on quarterly EBITDA and revenue goals for the overall company and quarterly margin and revenue goals for our Semiconductor Manufacturing Services, Display Solutions and Imaging Solutions divisions. The Committee calculates EBITDA by adding depreciation and amortization of intangible assets, interest expense and provision for income taxes to net income or loss. The Committee uses EBITDA as a basis for determining the amount of cash incentives to be awarded to its executives because, in the opinion of the Committee, EBITDA is a measure of operating performance that is particularly useful with respect to companies that have a significant amount of indebtedness. By excluding those expenses, such as depreciation and amortization, taxes and interest expense, which the Committee does not view to be indicative of operating performance, the Committee can award cash incentives to executives based upon the operating performance of the company. The total yearly incentive is calculated and distributed on a quarterly basis, with 10% of the eligible incentive paid in the first fiscal quarter, 20% paid in the second fiscal quarter, 25% paid in the third fiscal quarter and 45% paid in the fourth fiscal quarter (each, an “Eligible Quarterly Incentive”). These incentives are awarded in three achievement levels, beginning with the achievement of 80% of targeted EBITDA (or, as applicable, margin) goals, and revenue goals and rising to 150% of target EBITDA (or margin) and revenue goals. For each named executive officer, at the lowest achievement level, 70% of the Eligible Quarterly Incentive is awarded, at the middle achievement level, 100% of the Eligible Quarterly Incentive is awarded and at the highest achievement level, 150% of Eligible Quarterly Incentive is awarded. The three achievement levels are determined by the Committee based on forecasts prepared by us. The Committee sets the achievement levels at a high level of difficulty. No named executive officer attained the highest achievement level in any of the four fiscal quarters ended December 31, 2007, and our named executive officers attained the middle achievement level in only one of the three quarters. The eligible incentive for named executives is set forth in each individual’s service agreement. See “—Service Agreements and Named Executive Officer Compensation.” The Committee has modified and may in the future modify the eligible incentive for our named executive officers. The incentive for the General Managers of our Imaging Solutions, Display Solutions and Semiconductor Manufacturing Services divisions are based on a combination of general corporate and divisional goals, while incentive payments for the chief executive officer and other named executive officers are based on general corporate goals. Officers who have responsibility for more than one division are awarded the greater available incentive. In 2006 and 2007, the Committee awarded bonuses to recognize outstanding individual performance and achievement of quantitative goals, and the Committee may again award bonuses in 2008.

Equity Compensation. In addition to cash incentives, we offer equity incentives as a way to enhance the link between the creation of unitholder value and executive incentive compensation and to give executives appropriate motivation and rewards for achieving increases in enterprise value. The Committee may grant participants restricted units, unit options and unit appreciation rights. Although the Committee granted restricted unit awards at the time of the Original Acquisition, the Committee has determined that it will only grant restricted common units in the future in exceptional cases. In granting equity awards, the Committee may establish any conditions or restrictions it deems appropriate. Grants of restricted units or unit options typically vest four years after the date of the grant, and all grants of our unit options are made at or above the fair market value of the units at the time of the grant. Vesting and exercise rights generally cease upon termination of employment. Prior to the exercise of a unit option, the holder has no rights as a unitholder with respect to the units subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Our unitholders and board of directors have delegated to the Committee the authority to grant unit option awards within a total pool of our common units available upon exercise of the unit options. The size of the option pool is based on market surveys of peer companies in a similar growth stage and on our unitholders’ determination of an appropriately-sized pool to ensure recruitment and retention of key executives and employees. The Committee has elected not to grant additional equity compensation to executives as part of its normal annual review process. However, the Committee will consider additional equity compensation in the event of new employment, or a promotion or change in job responsibility, such as when Mr. Park was appointed our chief executive officer or, in its discretion to reward or incentivize individual officers. The unit option award levels vary among participants based on their job grade and position. The Committee makes subjective determinations regarding award amounts in light of the available pool, and will provide higher awards to those executives in positions considered by the Committee to be more critical to us. The Committee will generally maintain equivalent award levels for executives at equivalent job grades in positions with no material difference in criticality. Unit option awards are not tied to base salary or cash incentive amounts.

Upon the recommendation of our board of directors or chief executive officer, the Committee will from time to time consider performance-based equity incentives. Option grants to Mr. Krakauer and Ms. Miller Nam in March 2006 were performance-based incentives under the MagnaChip Semiconductor LLC Equity Incentive Plan and were intended by our board of directors to further encourage these executive officers to advance MagnaChip toward an initial public offering of our common equity or other return on investment for our equityholders. The relative size of the grants varied among the grantees depending upon the rank of the offices held by the grantees at the time of the grant. The board made these grants at an exercise price above the then-fair market value of our common units. An installment of 25% of the common units subject to the options become vested and exercisable upon the earlier of: (1) the date of the first closing of a firmly underwritten public offering for any of our equity securities, and (2) the date, as designated in the sole discretion of the Committee, on which our equityholders as of October 6, 2004 achieve a 250% return on their investment. The remaining 75% of the common units subject to the options become vested and exercisable as to 25% of such common units on each of the first three successive annual anniversaries of the first vesting event, subject to the grantee’s continuous employment from the grant date to each such vesting date. The Committee determined the number of options to be appropriate based on improvement to our operating cash flow, acceleration of profit development and our overall performance.

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

Mr. Park, Mr. Krakauer, Ms. Miller Nam, Mr. Rowe and Ms. Sakai were expatriates during all or part of 2007 and received expatriate benefits commensurate with market practice in Korea. These perquisites, which were determined on a individual basis, included housing allowances, relocation allowances, insurance premiums, reimbursement for the use of a car, home leave flights, living expenses, tax equalization payments and tax advisory services, each as the Committee deemed appropriate.

In addition, pursuant to the Labor Standards Act of Korea, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. For purposes of this section, we call this benefit “statutory severance.” The base statutory severance is approximately one month of base salary per year of service. Ms. Miller Nam and Ms. Sakai accrue statutory severance.

Tax and Accounting Implications. Beginning on January 1, 2006, we began accounting for unit-based payments, including our unit option program in accordance with the requirements of FASB Statement No. 123(R).

Service Agreements and Named Executive Officer Compensation. Other than Mr. Rowe and Ms. Sakai, our named executive officers are all parties to service agreements. The terms of Mr. Rowe’s employment are as set forth in an offer letter and offer letter supplement, and the terms of Ms. Sakai’s employment are as set forth in an offer letter. The material terms of these arrangements, and the equity compensation granted pursuant to these arrangements, are as follows:

Sang Park. Sang Park serves as Chairman and Chief Executive Officer of MagnaChip with an initial base salary of $450,000 per year and with a target annual incentive bonus opportunity of 100% of his base salary. Mr. Park is entitled to customary employee benefits including the cost of housing accommodations and expenses, and relocation expenses. The term of the service agreement extends for two years from May 27, 2006, with such initial term automatically extending for additional two-year periods unless written notice is given by either party prior to the termination date. In accordance with the terms of his service agreement, Mr. Park received options to purchase 800,000 common units of MagnaChip Semiconductor LLC at a price of $1.02 per unit, the then-fair market value of a common unit. Twenty-five percent of Mr. Park’s options vest on the first anniversary of his service date and an additional 6.25% of the options vest at the end of each three month period thereafter on the same day of the month as the grant date or, if earlier, the last day of such month. The service agreement also contains customary non-competition and non-solicitation covenants lasting two and three years, respectively, from the date of termination of employment and confidentiality covenants of unlimited duration.

Robert Krakauer. Mr. Krakauer serves as President, Chief Financial Officer and General Manager, Image Solutions Division of MagnaChip with an initial base salary of $375,000 per year and with a target annual incentive bonus opportunity of 100% of his base salary. Mr. Krakauer is entitled to customary employee benefits and, for so long as his place of business is located in Korea, expatriate/repatriation benefits, including relocation expenses, tax equalization payments, cost of housing accommodations and expenses. The term of the service agreement extends for three years from October 6, 2004, with such initial term automatically extending for additional one-year periods unless written notice is given by either party prior to the termination date. In accordance with the terms of his service agreement, Mr. Krakauer was granted 682,247 immediately exercisable options for restricted common units of MagnaChip Semiconductor LLC at a price of $1.00 per unit. Mr. Krakauer exercised his options on November 30, 2004. Under his restricted unit subscription agreement, restrictions on the units lapse as to 25% of the units on September 30, 2005 and as to 6.25% of the units on the last day of each calendar quarter thereafter, subject to his continuous employment with MagnaChip. The restrictions lapse as to all restricted units held by Mr. Krakauer upon a change in control after which Mr. Krakauer no longer serves as the Chief Financial Officer of MagnaChip. The restricted unit subscription agreements provide that the units are nontransferable and are subject to forfeiture upon termination of his employment. Upon termination, MagnaChip may repurchase any units for which the restrictions have not lapsed for $1.00, if termination is for cause (as defined in the agreement), or for fair market value, if termination is for any other reason. Mr. Krakauer has the right to vote the restricted units and to receive cash dividends, provided that dividends payable in units or other securities have the same status as restricted units. In connection with the exercise, Mr. Krakauer was entitled to a bonus of $677,293 to pay the exercise price of a portion of the options and an additional payment of $380,977 to cover U.S. federal income tax withholding related to such bonus. The service agreement also contains customary non-competition covenants lasting until the earlier of the first anniversary of the date of termination of employment or October 6, 2007, non-solicitation covenants lasting two years from the date of termination of employment and confidentiality covenants of unlimited duration.

Victoria Miller Nam. Ms. Miller Nam serves as Senior Vice President, Strategic Operations of MagnaChip with an initial base salary of $300,000 per year and with a target annual incentive bonus opportunity of 75% of her base salary. Ms. Miller Nam is entitled to customary employee benefits. The term of the service agreement extends for three years from December 29, 2004, with such initial term automatically extending for additional one-year periods absent prior written notice given by either party. Ms. Miller Nam was granted 136,450 immediately exercisable options for restricted common units of MagnaChip Semiconductor LLC at a price of $1.00 per unit. Ms. Miller Nam exercised her options on November 30, 2004. Under her restricted unit subscription agreement, restrictions on the units lapse as to 25% of the units on September 30, 2005 and as to

6.25% of the units on the last day of each calendar quarter thereafter, subject to her continuous employment with MagnaChip. The restricted unit subscription agreements provide that the units are nontransferable and shall be subject to forfeiture upon termination of the officer’s employment. Upon termination, MagnaChip may repurchase any units for which the restrictions have not lapsed for $1.00, if termination is for cause (as defined in the agreement), or for fair market value, if termination is for any other reason. Ms. Miller Nam has the right to vote the restricted units and to receive cash dividends, provided that dividends payable in units or other securities shall have the same status as restricted units. The service agreement also contains customary non-competition covenants lasting until the earlier of the first anniversary of the date of termination of employment or October 6, 2007, nonsolicitation covenants lasting two years from the date of termination of employment and confidentiality covenants of unlimited duration.

Brent Rowe. Mr. Rowe serves as Senior Vice President, Worldwide Sales with an initial base salary of $220,000 per year and with a target annual incentive bonus opportunity of 80% of his base salary. Mr. Rowe received a sign-on bonus of $50,000, and Mr. Rowe is entitled to customary employee benefits. As permitted under his offer letter and offer letter supplement, Mr. Rowe elected to receive an aggregate payment of US$528,000, which constituted his first three years of annual bonus payments at a rate of 80% of base pay. No annual incentive payments will be paid to Mr. Rowe until the earlier of (i) April 4, 2009 or (ii) the date on which his cumulative annual performance bonus payments he has accrued reaches US$528,000. Mr. Rowe received options to purchase 200,000 common units of MagnaChip Semiconductor LLC at a price of $1.04. Twenty-five percent of Mr. Rowe’s options became vested and exercisable on April 6, 2007, and an additional 6.25% of his options will vest at the end of each three-month period thereafter on the same day of the month as the grant date, subject to his continuous employment with MagnaChip Semiconductor, Inc. from the grant date to each such vesting date.

Margaret Sakai. Ms. Sakai serves as Senior Vice President, Finance of MagnaChip with an initial base salary of $250,000 per year and with a target annual incentive bonus opportunity of 50% of her base salary. Ms. Sakai is entitled to customary employee benefits and expatriate benefits. Ms. Sakai received options to purchase 75,000 common units of MagnaChip Semiconductor LLC at a price of $3.00 at the time she began her employment. Twenty-five percent of Ms. Sakai’s options became vested and exercisable on November 1, 2007, and an additional 6.25% of the options will vest at the end of each three-month period thereafter on the same day of the month as the grant date, subject to her continuous employment with MagnaChip from the grant date to each such vesting date.

Summary Compensation Table

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2007 and 2006, of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (2)	All Other Compen- sation ($)		Total ($)
Sang Park Chairman and Chief Executive Officer	2007	450,000	305,777			82,042				230,439	(3)	1,068,258
	2006	268,548	130,000			62,473				316,441	(4)	777,462

Robert J. Krakauer President and Chief Financial Officer	2007	375,000	267,784			41,090	(5)			617,416	(6)	1,301,290
	2006	375,000	80,000			66,711	(7)			283,915	(8)	805,626

Brent Rowe Senior Vice President, Worldwide Sales	2007	220,846	176,000	(9)		18,254				142,257	(10)	557,357
	2006	164,154	50,000			18,417				84,448	(11)	317,019

Victoria Miller Nam Senior Vice President, Strategic Operations	2007	300,000	38,250			8,396	(12)		23,649	168,904	(13)	539,199
	2006	300,000	30,000			13,507	(14)		21,555	97,928	(15)	462,990

Margaret Sakai Senior Vice President, Finance	2007	250,000	21,283			1,255			24,086	163,858	(16)	460,482
	2006	41,667								976	(17)	42,643

Note: Amounts set forth in the above table that were originally paid in Korean won have been converted into US dollars at the exchange rate as of each payment date during our fiscal year ended December 31, 2007.

Footnotes:

(1)	This amount is calculated using the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123(R). See “Note 14. Equity Incentive Plan” to the MagnaChip Semiconductor LLC audited consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.
(2)	Consists of statutory severance accrued during the fiscal year ended December 31, 2007 or 2006, as applicable. See the section subtitled “Compensation Discussion and Analysis” for a description of the statutory severance benefit.
(3)	Includes the following personal benefits paid to Mr. Park: (a) $154,798 equivalent to one year from $310,021 for prepayment of Mr. Park’s housing expenses for two years; (b) $42,712 for insurance premiums paid during the fiscal year 2007 for the benefit of Mr. Park; and (c) $31,750 for other personal benefits (including personal tax advisory expenses); and (d) $1,179 of reimbursement in relation to Korean tax payment for 2006.
(4)	Includes the following personal benefits paid to Mr. Park: (a) $56,972 representing 138 days of the total two year $301,785 prepayment of Mr. Park’s housing expenses, and $19,779 for monthly rent for Mr. Park’s housing lease for three months; (b) $200,000 for Mr. Park’s relocation allowance when he joined us; (c) $20,610 for insurance premiums paid during the fiscal year 2006 for the benefit of Mr. Park; and (d) $19,080 for other personal benefits (including reimbursement of the use of a car, home leave flights and living expenses).
(5)	Reflects $30,138 recognized for restricted units previously purchased by Mr. Krakauer.
(6)	Includes the following personal benefits paid to Mr. Krakauer: (a) $107,130 equivalent to seven months from Mr. Krakauer’s old lease contract and $101,831 equivalent to five months from $697,547 for prepayment of his new lease contract for three years; (b) $30,643 for reimbursement of living expenses; (c) $71,683 for reimbursement of tuition expenses for Mr. Krakauer’s children; (d) $20,242 for Mr. Krakauer’s home leave flights; (e) $43,846 for insurance premiums paid during the fiscal year 2007 for the benefit of Mr. Krakauer; (f) $63,791 of reimbursement for all commission and closing costs for the sale of Mr. Krakauer’s house in the United States, and $12,581 for personal tax advisory expenses; (g) $21,748 for reimbursement of the use of cars; and (h) $143,921 of reimbursement for the difference between the actual tax Mr. Krakauer already paid and the hypothetical tax he had to pay for the fiscal year 2006.
(7)	Reflects $56,536 recognized for restricted units previously purchased by Mr. Krakauer.
(8)	Includes the following personal benefits paid to Mr. Krakauer: (a) $72,247 representing 150 days of the total two year $352,083 prepayment of Mr. Krakauer’s housing expenses; (b) $40,848 for reimbursement of living expenses; (c) $69,485 for reimbursement of tuition expenses for Mr. Krakauer’s children; (d) $32,405 for the amount settled between Mr. Krakauer’s receivables from us and his tax equalization payment to us for the fiscal year 2004, and $23,112 for personal tax advisory expenses; (e) $23,547 for insurance premiums paid during the fiscal year 2006 for the benefit of Mr. Krakauer; (f) $2,399 for tax equalization settlement from us for the fiscal year 2005; and (g) $19,872 for reimbursement of the use of a car.
(9)	Under Mr. Rowe’s offer letter (as supplemented), in 2007, Mr. Rowe elected to receive $528,000, which constituted his first three years of annual bonus payments at a rate of 80% of base pay. One-third of this amount ($176,000) was earned in 2007, and an additional $176,000 will be earned in each of 2008 and 2009. No additional bonus will be paid to Mr. Rowe until the earlier of April 4, 2009 or the date on which the cumulative annual performance bonuses payments that he has accrued reaches $528,000.

(10)	Includes the following personal benefits paid to Mr. Rowe: (a) $121,826 of Mr. Rowe’s relocation allowance when he returned to the U.S. from an expatriate assignment in Korea, $3,000 for contributions to a defined contribution pension plan by us, and $4,967 for personal tax advisory expenses; (b) $12,196 for insurance premiums paid during the fiscal year 2007 for the benefit of Mr. Rowe; and (c) $268 for reimbursement of the use of a car.
(11)	Includes the following personal benefits paid to Mr. Rowe: (a) $58,724 for monthly rent of Mr. Rowe’s housing lease for nine months; (b) $13,681 for insurance premiums paid during the fiscal year 2006 for the benefit of Mr. Rowe; (c) $7,198 for Mr. Rowe’s relocation allowance when he was assigned to Korea, $3,000 for contributions to a defined contribution pension plan by us, and $1,752 for personal tax advisory expenses; and (d) $93 for reimbursement of the use of a car.
(12)	Reflects $6,028 recognized for restricted units previously purchased by Ms. Miller Nam.
(13)	Includes the following personal benefits paid to Ms. Miller Nam: (a) $27,228 for insurance premiums paid during the fiscal year 2007 for the benefit of Ms. Miller Nam; (b) $71,819 for reimbursement of tuition expenses for Ms. Miller Nam’s children; (c) $54,903 of reimbursement for the difference between the actual tax Ms. Miller Nam already paid and the hypothetical tax she had to pay for the fiscal year 2006; (d) $10,576 for reimbursement of the use of a car; (e) $1,896 for Ms. Miller Nam’s home leave flight; and (f) $2,482 for personal tax advisory expenses.
(14)	Reflects $11,307 recognized for restricted units previously purchased by Ms. Miller Nam.
(15)	Includes the following personal benefits paid to Ms. Miller Nam: (a) $22,924 for insurance premiums paid during the fiscal year 2006 for the benefit of Ms. Miller Nam; (b) $68,376 for reimbursement of tuition expenses for Ms. Miller Nam’s children; and (c) $6,628 for reimbursement of the use of a car.
(16)	Includes the following personal benefits paid to Ms. Sakai: (a) $72,661 equivalent to housing expenses for one year calculated from the key money deposit for Ms. Sakai’s housing lease for two years; (b) $30,649 for reimbursement of tuition expenses for Ms. Sakai’s children; (c) $18,709 for Ms. Sakai’s home leave flights; (d) $28,165 for insurance premiums paid during the fiscal year 2007 for the benefit of Ms. Sakai; and (e) $13,674 for other personal benefits (including reimbursement of the use of a car, personal tax advisory expenses, and communication expenses).
(17)	Includes $976 for reimbursements of the use of a car.

Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable (column b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (column c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (column d)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Sang Park	300,000	500,000	(1)			1.02	05/27/16

Robert J. Krakauer				185,000	(2)	1.50	03/09/16	127,921.3125	(3)	524,477.38	(4)

Victoria Miller Nam				40,000	(2)	1.50	03/09/16	25,584.375	(3)	104,895.94	(4)

Brent Rowe	75,000	125,000	(5)			1.04	04/25/16

Margaret Sakai	18,750	56,250	(6)			3.00	11/01/16

Footnotes:

(1)	An installment of 25% of the common units subject to the options vested and became exercisable on May 27, 2007, and an additional 6.25% of the options vest at the end of each three month period thereafter on the same day of the month as the grant date or, if earlier, the last day of such month.
(2)	An installment of 25% of the common units subject to the options become vested and exercisable upon the earlier of: (i) the date of the first closing of a firmly underwritten public offering for any of our equity securities, and (ii) the date as designated in the sole discretion of the Committee as the date upon which our equityholders as of October 6, 2004, have achieved a 250% return on their investment. The remaining 75% of the common units subject to the options become vested and exercisable in three equal installments on each of the first three successive annual anniversaries of the first vesting event, subject to the grantee’s continuous employment from the grant date to each such vesting date.
(3)	Restricted common units received upon the exercise of a fully vested option granted November 30, 2004. The restrictions on the units lapse on the last day of each calendar quarter as to 6.25% of the total amount of restricted common units originally awarded.
(4)	During fiscal year 2007, there was no established public trading market for our outstanding common equity. The reported value is based upon our estimate of the value of our common units as of December 31, 2007.
(5)	An installment of 25% of the common units subject to the options vested and became exercisable on April 6, 2007, and an additional 6.25% of the options vest at the end of each three month period thereafter on the same day of the month as the grant date or, if earlier, the last day of such month.
(6)	An installment of 25% of the common units subject to the options vested and became exercisable on November 1, 2007, and an additional 6.25% of the options vest at the end of each three month period thereafter on the same day of the month as the grant date or, if earlier, the last day of such month.

Option Exercises and Units Vested for the Fiscal Year Ended December 31, 2007

Name	Unit Awards
	Number of Units Acquired on Vesting (#)		Value Realized on Vesting ($)
Sang Park	—		—
Robert J. Krakauer	170,561.75	(1)	699,303.175	(2)
Brent Rowe	—		—
Victoria Miller Nam	34,112.50	(1)	139,861.25	(2)
Margaret Sakai	—		—

Footnote:

(1)	Restricted common units received upon the exercise of a fully vested option granted November 30, 2004. The restrictions on the units lapsed as to 6.25% of the initial grant on the last day of each calendar quarter of 2007.
(2)	During fiscal year 2007, there was no established public trading market for our outstanding common equity. The reported value is based upon our estimate of the value of our common units as of December 31, 2007.

Pension Benefits for the Fiscal Year Ended December 31, 2007

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During the Last Fiscal Year
Sang Park	—	—	—	—

Robert J. Krakauer	—	—	—	—

Brent Rowe	401(K) plan	2	40,598	—

Victoria Miller Nam	Statutory Severance with Multiplier for Partial Period	3	79,927	—

Margaret Sakai	Statutory Severance with Multiplier for Partial Period	1	23,910	—

Footnote:

(1)	Actual present value of the accumulated benefit, as if the employment of the named executive officer had been terminated on the last day of our fiscal year ended December 31, 2007.

Potential Payments Upon Termination or Change of Control of Us

We are obligated to make certain payments to our named executive officers upon termination or a change of control as further described below.

Sang Park. If Mr. Park’s employment is terminated without cause or if he resigns for good reason, Mr. Park is entitled to receive payment of all salary and benefits accrued up to the date of termination, payment of his base salary for twelve months and annual incentive bonus for the year in which the termination occurs, twelve months’ accelerated vesting on outstanding equity awards, and continued participation in our benefit plans for twelve months. If such termination occurs in connection with a change in control, Mr. Park is entitled to receive payment of all salary and benefits accrued and unpaid up to the date of termination, payment of his base salary for two years and annual incentive bonus for the year in which the termination occurs, two years’ accelerated vesting on outstanding equity awards, and continued participation in our benefit plans for two years. In the event of his termination as a result of death or disability, Mr. Park (or his beneficiaries) will be entitled to receive payment of all salary and benefits accrued and unpaid up to the date of termination and a prorated portion of the annual incentive bonus for the year in which the termination occurs. If Mr. Park’s employment is terminated for cause or if he resigns without good reason, he will be entitled to receive payment of all salary and benefits accrued up to the date of termination and will not be entitled to any other compensation.

Robert Krakauer. If Mr. Krakauer’s employment is terminated without cause or if he resigns for good reason, Mr. Krakauer is entitled to receive his base salary for twelve months, payment of a prorated portion of the annual incentive bonus for the year in which the termination occurs, continued participation in our benefit plans for twelve months and, to the extent Mr. Krakauer’s place of employment is located outside the United States on the termination date, costs of repatriation. In the event of his termination as a result of death or disability, Mr. Krakauer (or his beneficiaries) will be entitled to receive payment of all salary and benefits accrued up to the date of termination and a prorated portion of the annual incentive bonus for the year in which the termination occurs. If Mr. Krakauer’s employment is terminated for cause or if he resigns without good reason, he will be entitled to receive payment of all salary and benefits accrued up to the date of termination and will not be entitled to any other compensation.

Victoria Miller Nam. If Ms. Miller Nam’s service is terminated without cause or if she resigns for good reason, Ms. Miller Nam will be entitled to receive her base salary for six months, payment of the annual incentive bonus in a prorated amount based on the number of days she was actually employed by us, continued participation in our benefit plans for six months, each of the foregoing net of any statutory severance accrued and payable, and, if such a termination or resignation occurs either prior to October 1, 2005 or within the twelve month period following a change of control, restrictions lapse with respect to 25% of her restricted common units on the date of termination. In the event of her termination as a result of death or disability, Ms. Miller Nam (or her beneficiaries) will be entitled to receive payment of all salary and benefits accrued up to the date of termination and a prorated portion of the annual incentive bonus for the year in which the termination occurs. If Ms. Miller Nam’s service is terminated for cause or if she resigns without good reason, she will be entitled to receive payment of all salary and benefits accrued up to the date of termination and will not be entitled to any other compensation. All severance payable pursuant to Ms. Miller Nam’s service agreement will be offset by any accrued statutory severance.

Brent Rowe. If Mr. Rowe’s employment is terminated without cause, he is entitled to a six-month severance payment.

Margaret Sakai. If Ms. Sakai’s employment is terminated by us without cause, Ms. Sakai is entitled to receive payment of all salary and benefits accrued and unpaid up to the date of termination, payment of her salary for six months at the rate in effect on the date of termination, payment of a prorated portion of the annual incentive bonus for the year in which termination occurs and paid benefits for Ms. Sakai and her dependents for six months. The severance payable to Ms. Sakai under her offer letter will be reduced to the extent that MagnaChip makes any severance payments to Ms. Sakai pursuant to the Korean Commercial Code or any other statute.

Director Compensation for the Fiscal Year Ended December 31, 2007

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Jerry M. Baker	50,000		24,110	(2)	20,644	(3)	94,754
Dipanjan Deb	—		—		—		—
Armando Geday	50,000		15,163	(4)	—		65,163
Roy Kuan	—		—		—		—
R. Douglas Norby	87,849	(5)	7,480	(6)	—		95,329
Phokion Potamianos	—		—		—		—
Paul C. Schorr IV	—		—		—		—
David F. Thomas	—		—		—		—

Footnotes:

(1)	We describe the option award calculation method under SFAS No. 123(R) in “Note 13. Equity Incentive Plan” to the MagnaChip Semiconductor LLC audited consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.
(2)	Amount recognized for restricted units received upon the exercise of options previously granted to Mr. Baker. The grant date fair value of Mr. Baker’s option award is $209,394.
(3)	Includes $18,803 for medical and accident insurance premiums and $1,841 for life insurance premiums.
(4)	The grant date fair value of Mr. Geday’s option award is $55,253.
(5)	Includes $32,849 for director fees earned in 2006 but paid in 2007.
(6)	The grant date fair value of Mr. Norby’s option award is $12,445.

Further Information Regarding Director Compensation Table

Effective January 2006, our board of directors began providing director fees to non-employee directors who do not have a current or past affiliation with Court Square, Francisco Partners, or CVC Asia Pacific. Jerry Baker and Armando Geday each receive $50,000 annually for service on our board of directors. R. Douglas Norby became our director on May 27, 2006. He receives board fees of $55,000 per year for his service as a director and Chairman of our Audit Committee.

Compensation Committee Interlocks and Insider Participation

The Committee is comprised of directors Dipanjan Deb, Paul C. Schorr IV, and David Thomas, none of whom has been an officer or employee of our company during the last fiscal year. Prior to the Original Acquisition, both Mr. Deb and Mr. Schorr served as officers of our company. None of our executive officers currently serves, or in the past has served, on the Committee or as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board or compensation committee of MagnaChip.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis as set forth above in “Executive Compensation—Compensation Discussion and Analysis” with our management and, based on such review and discussion, has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Committee:

Dipanjan Deb

Paul Schorr IV

David Thomas

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,501,000	$1.57	702,032.1250
Equity compensation plans not approved by security holders	3,415,840	$1.98	702,032.1250
Total	4,916,840	$1.86	702,032.1250

(1)	As of December 31, 2007, 702,032.1250 common units of MagnaChip Semiconductor LLC were available in the aggregate for future issuance under either the MagnaChip Semiconductor LLC Equity Incentive Plan or the MagnaChip Semiconductor LLC California Equity Incentive Plan. See narrative below for information regarding the aggregate reserve under our equity compensation plans.

In October 2004 and March 2005, respectively, the board of directors of MagnaChip Semiconductor LLC adopted the MagnaChip Semiconductor LLC Equity Incentive Plan and the MagnaChip Semiconductor LLC California Equity Incentive Plan, which we refer to as the Equity Incentive Plans. The equityholders of MagnaChip Semiconductor LLC approved only the MagnaChip Semiconductor LLC California Equity Incentive Plan in March 2005. The Equity Incentive Plans each provide for the award of nonstatutory options, unit appreciation rights, or SARs, and restricted unit awards to employees, consultants or non-employee directors of MagnaChip and its subsidiaries. However, only options and restricted unit awards have been granted under the Equity Incentive Plans. Subject to adjustment in the event of certain corporate transactions or events, the maximum aggregate number of MagnaChip units that are available for grant under both plans collectively is 7,890,864, all of which may be granted under either plan, provided that the aggregate number of units granted under both plans collectively does not exceed 7,890,864. Units subject to awards that expire, are forfeited or otherwise terminate will again be available for grant under the plans.

The Equity Incentive Plans are substantially identical, except that the California Equity Incentive Plan contains certain provisions required for compliance with then applicable California law. As of December 31, 2007, there were outstanding under the Equity Incentive Plans options to purchase 4,916,840 common units, at a weighted average exercise price of $1.86 per common unit.

The Equity Incentive Plans are administered by the compensation committee of our board of directors. Subject to the provisions of the Equity Incentive Plans, the compensation committee determines in its discretion the persons to whom and the times at which awards were granted, the sizes of such awards, and all of their terms and conditions. All awards are evidenced by a written agreement between us and the holder of the award. The committee has the authority to construe and interpret the terms of the Equity Incentive Plans and awards granted under them. Unless otherwise determined by the compensation committee, the exercise price of each option is required to be not less than the fair market value of the underlying common units subject to the option on the date of grant. The plans provide for payment of the exercise price of options in the form of cash or, subject to the discretion of the compensation committee, MagnaChip units. The plans provide that upon a termination of the option-holder’s employment or service with us or our subsidiaries, unless otherwise determined by the compensation committee at or after grant, the exercise period for vested options will be limited, provided that vested options will be cancelled immediately upon a termination for cause.

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

In the event of a merger, consolidation, change in control or liquidation of our company, the committee has the authority to take any of the following actions with respect to one or more outstanding options: accelerate the vesting of outstanding options or SARs; require that awards be assumed or replaced with awards of equivalent value by the successor corporation; terminate any award immediately prior to any such transaction, provided that at least seven days written notice is provided to the option or SAR holders affording them an opportunity to exercise the options or SARs; cancel the outstanding awards in exchange for a payment in cash of the fair market value of restricted units or the excess, if any, of the fair market value of the shares subject to an option or SAR less the exercise price per share of such option or base price of such SAR; or any other action that the committee considers to be reasonable under the circumstances.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the outstanding equity interests of MagnaChip Semiconductor LLC as of December 31, 2007 by: (1) each person or entity known to us to beneficially own more than 5% of any class of our outstanding securities; (2) each member of our board of directors; (3) each of our named executive officers; and (4) all of the members of our board of directors and executive officers, as a group. As of December 31, 2007, MagnaChip Semiconductor LLC’s outstanding securities consisted of 52,844,222 common units and 93,997 Series B preferred units.

The amounts and percentages of equity interests beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic interest.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them. Unless otherwise indicated, the address of each person listed in the table below is c/o MagnaChip Semiconductor Ltd., 1 Hyang jeong-dong, Hungduk-gu, Cheongju-si, 361-725, Korea.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Citigroup Venture Capital Equity Partners, L.P.(1)(2).	Common Units	17,630,628.4200	33.4
	Series B Preferred Units	33,093.7702	35.2
CVC Executive Fund LLC(2)(3)	Common Units	156,381.7100	*
	Series B Preferred Units	293.5380	*
CVC/SSB Employee Fund, L.P.(2)(4)	Common Units	175,511.8000	*
	Series B Preferred Units	329.4464	*
Francisco Partners, L.P.(2)(5)	Common Units	16,941,762.2000	32.1
	Series B Preferred Units	31,800.7261	33.8
Francisco Partners Fund A, L.P.(2)(6)	Common Units	83,423.4000	*
	Series B Preferred Units	156.5909	*
FP-MagnaChip Co-Invest, LLC(2)(7)	Common Units	909,067.7600	1.7
	Series B Preferred Units	1,706.3760	1.8
FP Annual Fund Investors, LLC(2)(8)	Common Units	28,268.5600	*
	Series B Preferred Units	53.0617	*
CVC Capital Partners Asia Pacific L.P.(2)(9)	Common Units	3,219,903.5200	6.1
	Series B Preferred Units	6,043.9566	6.4
CVC Capital Partners Asia Pacific II L.P.(2)(10)	Common Units	4,048,152.3700	7.7
	Series B Preferred Units	7,598.6306	8.1
CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P.(2)(11)	Common Units	781,702.9100	1.5
	Series B Preferred Units	1,467.3043	1.6
Asia Investors LLC(2)(12)	Common Units	1,609,951.7600	3.0
	Series B Preferred Units	3,021.9784	3.2
Peninsula Investment Pte. Ltd.(2)(13)	Common Units Series B Preferred Units	3,636,271.0700 6,825.5041	6.9 7.3
Jerry M. Baker(14)	Common Units	682,158.1600	1.3
	Series B Preferred Units	255.9564	*
Dipanjan Deb(15)	Common Units	17,962,521.9200	34.0
	Series B Preferred Units	33,716.7547	35.9
Armando Geday(16)	Common Units	87,500.0000	*
	Series B Preferred Units	—	—
Robert J. Krakauer(17)	Common Units	773,153.7700	1.5
	Series B Preferred Units	170.6375	*
Roy Kuan(18)	Common Units	—	—
	Series B Preferred Units	—	—
Victoria Miller Nam(19)	Common Units	181,903.3800	*
	Series B Preferred Units	85.3188	*
R. Douglas Norby(20)	Common Units	17,500.0000	*
	Series B Preferred Units	—	—
Sang Park(21)	Common Units	350,000.0000	*
	Series B Preferred Units	—	—
Phokion Potamianos(15)	Common Units	17,962,521.9200	34.0
	Series B Preferred Units	33,716.7547	35.9
Brent Rowe(22)	Common Units	87,500.0000	*
	Series B Preferred Units	—	—
Margaret Sakai(23)	Common Units	23,437.5000	*
	Series B Preferred Units	—	—
Paul C. Schorr IV(24)	Common Units	36,362.7200	*
	Series B Preferred Units	68.2551	*
David F. Thomas(25)	Common Units	18,035,247.3400	34.1
	Series B Preferred Units	33,853.2646	36.0
Directors and executive officers as a group (16 persons)(26)	Common Units	38,705,120.6650	71.8
	Series B Preferred Units	68,150.1871	72.5

*	Less than one percent.

(1)

Voting and investment power belongs to an investment committee whose members include managing partners of Court Square (including Mr. Thomas). The voting and investment power belongs to the committee and not to any individual member. Each of the committee members disclaims beneficial ownership of these securities. Citigroup Venture Capital Equity Partners, L.P. purchased the securities in the ordinary course of business, and at the time of purchase, it had no agreements or understandings, directly or indirectly, with any person to distribute them. Citigroup Venture Capital Equity Partners, L.P. may be deemed to beneficially own (a) 156,381.7100 common units held by CVC Executive Fund LLC and 175,511.8000 common units held by CVC/SSB Employee Fund, L.P. and (b) 293.5380 Series B preferred units held by CVC Executive Fund LLC and 329.4464 Series B preferred units held by CVC/SSB Employee Fund, L.P. The address of Citigroup Venture Capital Equity Partners, L.P. is c/o Court Square Capital Partners, 55 East 52nd Street, 34th Floor, New York, NY 10055.

(2)	As a result of the voting agreement among our sponsors and Peninsula Investments Pte. Ltd. set forth in our securityholders’ agreement, each of Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Francisco Partners, L.P., Francisco Partners Fund A, L.P., FP-MagnaChip Co-Invest, LLC, FP Annual Fund Investors, LLC, CVC Capital Partners Asia Pacific L.P., CVC Capital Partners Asia Pacific II L.P., CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P., Asia Investors LLC and Peninsula Investment Pte. Ltd. may be deemed to beneficially own 49,221,025.48 common units and 92,390.8833 Series B preferred units beneficially owned collectively by these persons but each such entity disclaims such beneficial ownership resulting from such voting agreement. These common units represent 93.2% of the total number of common units outstanding as of December 31, 2007, and these Series B preferred units represent 98.3% of the total number of Series B preferred units outstanding as of December 31, 2007. As a result of certain provisions of the securityholders’ agreement, including the ability of Court Square and Francisco Partners to cause each unitholder party to our securityholders’ agreement to transfer their securities under certain circumstances, each of Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Francisco Partners, L.P., Francisco Partners Fund A, L.P., FP-MagnaChip Co-Invest, LLC and FP Annual Fund Investors, LLC may be deemed to beneficially own all of our securities beneficially owned by all of the unitholders party to our securityholders’ agreement but each such entity disclaims such beneficial ownership resulting from such arrangement.
(3)

Voting and investment power belongs to an investment committee whose members include managing partners of Court Square (including Mr. Thomas). The voting and investment power belongs to the committee and not to any individual member. Each of the committee members disclaims beneficial ownership of these securities. CVC Executive Fund LLC purchased the securities in the ordinary course of business, and at the time of purchase, it had no agreements or understandings, directly or indirectly, with any person to distribute them. CVC Executive Fund LLC may be deemed to beneficially own (a) 17,630,628.4200 common units held by Citigroup Venture Capital Equity Partners, L.P. and 175,511.8000 common units held by CVC/SSB Employee Fund, L.P. and (b) 33,093.7702 Series B preferred units held by Citigroup Venture Capital Equity Partners, L.P. and 329.4464 Series B preferred units held by CVC/SSB Employee Fund, L.P. The address of CVC Executive Fund LLC is c/o Court Square Capital Partners, 55 East 52nd Street, 34th Floor, New York, NY 10055.

(4)

Voting and investment power belongs to an investment committee whose members include managing partners of Court Square (including Mr. Thomas). The voting and investment power belongs to the committee and not to any individual member. Each of the committee members disclaims beneficial ownership of these securities. CVC/SSB Employee Fund, L.P. purchased the securities in the ordinary course of business, and at the time of purchase, it had no agreements or understandings, directly or indirectly, with any person to distribute them. CVC/SSB Employee Fund, L.P. may be deemed to beneficially own (a) 17,630,628.4200 common units held by Citigroup Venture Capital Equity Partners, L.P. and 156,381.7100 common units by CVC Executive Fund LLC and (b) 33,093.7702 Series B preferred units held by Citigroup Venture Capital Equity Partners, L.P. and 293.5380 Series B preferred units held by CVC Executive Fund LLC. The address of CVC/SSB Employee Fund, L.P. is c/o Court Square Capital Partners, 55 East 52nd Street, 34th Floor, New York, NY 10055.

(5)	The sole general partner of Francisco Partners, L.P. is Francisco Partners GP, LLC. Voting and investment power over securities held by Francisco Partners, L.P. belongs to the managers of Francisco Partners GP, LLC. The managers of Francisco Partners GP, LLC are Benjamin H. Ball, Dipanjan Deb, Neil M. Garfinkel, Keith B. Geeslin, David R. Golob, Sanford R. Robertson and David M. Stanton. Each of these managers disclaims beneficial ownership of the securities held by Francisco Partners, L.P. Francisco Partners, L.P. Francisco Partners, L.P. may be deemed to beneficially own (a) 83,423.4000 common units held by Francisco Partners Fund A, L.P., 909,067.7600 common units held by FP-MagnaChip Co-Invest, LLC and 28,268.5600 common units held by FP Annual Fund Investors, LLC and (b) 156.5909 Series B preferred units held by Francisco Partners Fund A, L.P., 1,706.3760 Series B preferred units held by FP-MagnaChip Co-Invest, LLC and 53.0617 Series B preferred units held by FP Annual Fund Investors, LLC. The address of Francisco Partners, L.P. is Letterman Digital Arts Center, One Letterman Drive, Building C, Suite 410, San Francisco, CA 94129.
(6)	The sole general partner of Francisco Partners Fund A, L.P. is Francisco Partners GP, LLC. Voting and investment power over securities held by Francisco Partners Fund A, L.P. belongs to the managers of Francisco Partners GP, LLC. The managers of Francisco Partners GP, LLC are Benjamin H. Ball, Dipanjan Deb, Neil M. Garfinkel, Keith B. Geeslin, David R. Golob, Sanford R. Robertson and David M. Stanton. Each of these managers disclaims beneficial ownership of the securities held by Francisco Partners Fund A, L.P. Francisco Partners Fund A, L.P. may be deemed to beneficially own (a) 16,941,762.2000 common units held by Francisco Partners, L.P., 909,067.7600 common units held by FP-MagnaChip Co-Invest, LLC and 28,268.5600 common units held by FP Annual Fund Investors, LLC and (b) 31,800.7261 Series B preferred units held by Francisco Partners, L.P., 1,706.3760 Series B preferred units held by FP-MagnaChip Co-Invest, LLC and 53.0617 Series B preferred units held by FP Annual Fund Investors, LLC. The address of Francisco Partners Fund A, L.P. is Letterman Digital Arts Center, One Letterman Drive, Building C, Suite 410, San Francisco, CA 94129.
(7)

The sole manager of FP-MagnaChip Co-Invest, LLC is Francisco Partners GP, LLC. Voting and investment power over securities held by FP-MagnaChip Co-Invest, LLC belongs to the managers of Francisco Partners GP, LLC. The managers of Francisco Partners GP,

LLC are Benjamin H. Ball, Dipanjan Deb, Neil M. Garfinkel, Keith B. Geeslin, David R. Golob, Sanford R. Robertson and David M. Stanton. Each of these managers disclaims beneficial ownership of the securities held by FP-MagnaChip Co-Invest, LLC. FP-MagnaChip Co-Invest, LLC may be deemed to beneficially own (a) 16,941,762.2000 common units held by Francisco Partners, L.P. , 83,423.4000 common units held by Francisco Partners Fund A, L.P. and 28,268.5600 common units held by FP Annual Investors, LLC and (b) 31,800.7261 Series B preferred units held by Francisco Partners, L.P., 156.5909 Series B preferred units held by Francisco Partners Fund A, L.P. and 53.0617 Series B preferred units held by FP Annual Fund Investors, LLC. The address of FP-MagnaChip Co-Invest, LLC is Letterman Digital Arts Center, One Letterman Drive, Building C, Suite 410, San Francisco, CA 94129.

(8)	The sole manager of FP Annual Fund Investors, LLC is Francisco Partners Management, LLC. Voting and investment power over securities held by FP Annual Fund Investors, LLC belongs to the managers of Francisco Partners Management, LLC. The managers of Francisco Partners Management, LLC are Benjamin H. Ball, Dipanjan Deb, Neil M. Garfinkel, Keith B. Geeslin, David R. Golob, Sanford R. Robertson and David M. Stanton. Each of these managers disclaims beneficial ownership of the securities held by FP Annual Fund Investors, LLC. FP Annual Investors, LLC may be deemed to beneficially own (a) 16,941,762.2000 common units held by Francisco Partners, L.P., 83,423.4000 common units held by Francisco Partners Fund A, L.P. and 909,067.7600 common units held by FP-MagnaChip Co-Invest, LLC and (b) 31,800.7261 Series B preferred units held by Francisco Partners, L.P., 156.5909 Series B preferred units held by Francisco Partners Fund A, L.P. and 1,706.3760 Series B preferred units held by FP-MagnaChip Co-Invest, LLC. The address of FP Annual Investors, LLC is Letterman Digital Arts Center, One Letterman Drive, Building C, Suite 410, San Francisco, CA 94129.
(9)	No individual has beneficial ownership over these securities. CVC Capital Partners Asia Pacific L.P. purchased the securities in the ordinary course of business, and at the time of purchase, it had no agreements or understandings, directly or indirectly, with any person to distribute them. CVC Capital Partners Asia Pacific L.P. may be deemed to beneficially own (a) 4,048,152.3700 common units held by CVC Capital Partners Asia Pacific II L.P., 781,702.9100 common units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and 1,609,951.7600 common units of Asia Investors LLC and (b) 7,598.6306 Series B preferred units held by CVC Capital Partners Asia Pacific II L.P., 1,467.3043 Series B preferred units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and 3,021.9784 Series B preferred units of Asia Investors LLC. The address of CVC Capital Partners Asia Pacific L.P. is c/o CVC Capital Partners Asia Limited, 18 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands.
(10)	No individual has beneficial ownership over these securities. CVC Capital Partners Asia Pacific II L.P. purchased the securities in the ordinary course of business, and at the time of purchase, it had no agreements or understandings, directly or indirectly, with any person to distribute them. CVC Capital Partners Asia Pacific II L.P. may be deemed to beneficially own (a) 3,219,903.5200 common units held by CVC Capital Partners Asia Pacific L.P., 781,702.9100 common units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and 1,609,951.7600 common units of Asia Investors LLC and (b) 6,043.9566 Series B preferred units held by CVC Capital Partners Asia Pacific L.P., 1,467.3043 Series B preferred units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and 3,021.9784 Series B preferred units of Asia Investors LLC. The address of CVC Capital Partners Asia Pacific II L.P. is c/o CVC Capital Partners Asia II Limited, 22 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands.
(11)	No individual has beneficial ownership over these securities. CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. purchased the securities in the ordinary course of business, and at the time of purchase, it had no agreements or understandings, directly or indirectly, with any person to distribute them. CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. may be deemed to beneficially own (a) 3,219,903.5200 common units held by CVC Capital Partners Asia Pacific L.P., 4,048,152.3700 common units held by CVC Capital Partners Asia Pacific II L.P. and 1,609,951.7600 common units of Asia Investors LLC and (b) 6,043.9566 Series B preferred units held by CVC Capital Partners Asia Pacific L.P., 7,598.6306 Series B preferred units held by CVC Capital Partners Asia Pacific II L.P. and 3,021.9784 Series B preferred units of Asia Investors LLC. The address of CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. is c/o CVC Capital Partners Asia II Limited, 22 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands.
(12)	No individual has beneficial ownership over these securities. Asia Investors LLC may be deemed to beneficially own (a) 3,219,903.5200 common units held by CVC Capital Partners Asia Pacific L.P., 4,048,152.3700 common units held by CVC Capital Partners Asia Pacific II L.P. and 781,702.9100 common units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. and (b) 6,043.9566 Series B preferred units held by CVC Capital Partners Asia Pacific L.P., 7,598.6306 Series B preferred units held by CVC Capital Partners Asia Pacific II L.P. and 1,467.3043 Series B preferred units held by CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P. Asia Investors LLC has co-invested alongside of CVC Capital Partners Asia Pacific L.P., but is not a subsidiary of the CVC Capital Partners group of companies. The address of Asia Investors, LLC is c/o Citicorp Securities Asia Pacific Limited, 50th floor, Citibank Tower, Citibank Plaza, 3 Garden Road, Hong Kong.
(13)	No individual has beneficial ownership over these securities. The address of Peninsula Investment Pte. Ltd. is 255 Shoreline Drive, Suite 600, Redwood City, CA 94065. Pursuant to a management agreement, Peninsula Investment Pte. Ltd. shares the power to vote and power to dispose of these securities with each of GIC Special Investments Pte Ltd and the Government of Singapore Investment Corporation Pte Ltd., each of which is a Singapore private limited company. No individual has beneficial ownership over these securities.
(14)	Includes (a) 136,360.16 common units held by the Baker Family Revocable Trust [c/o Jerry & Paula Baker, Trustees] and 102,337.1250 restricted common units held by Mr. Baker and (b) 255.9564 Series B preferred units held by the Baker Family Revocable Trust. Restricted common units are subject to a right of repurchase by MagnaChip. The address of Mr. Baker is 3101 North First Street, San Jose, CA 95134.
(15)

Includes (a) 16,941,762.2000 common units held by Francisco Partners, L.P., 83,423.4000 common units held by Francisco Partners Fund A, L.P., 909,067.7600 common units held by FP-MagnaChip Co-Invest, LLC and 28,268.5600 common units held by FP Annual Fund Investors, LLC and (b) 31,800.7261 Series B preferred units held by Francisco Partners, L.P., 156.5909 Series B preferred units held by Francisco Partners Fund A, L.P., 1,706.3760 Series B preferred units held by FP-MagnaChip Co-Invest, LLC and 53.0617

Series B preferred units held by FP Annual Fund Investors, LLC. Each of Mr. Deb and Mr. Potamianos is a member of management of Francisco Partners, L.P. and disclaims beneficial ownership of the units held by Francisco Partners, L.P., Francisco Partners Fund A, L.P., FP-MagnaChip Co-Invest, LLC and FP Annual Fund Investors, LLC and the units which such entities may be deemed to beneficially own as described in footnote 2. The address of each of Mr. Deb and Mr. Potamianos is c/o Francisco Partners, L.P., 2882 Sand Hill Road, Suite 280, Menlo Park, CA 94025.

(16)	Includes 87,500 common units that Mr. Geday may purchase pursuant to the exercise of options that are exercisable within 60 days of December 31, 2007. The address of Mr. Geday is 16 Rue de Belzunce, 75010, Paris, France.
(17)	Includes (a) 54,544.0600 common units held by Robert & Theresa Krakauer JTWROS, for which Mr. Krakauer shares voting and investment power with his spouse, Theresa Krakauer, (b) 36,362.7100 common units held by the Krakauer Family Partnership [c/o Robert & Theresa Krakauer], for which Mr. Krakauer shares voting and investment power with Theresa Krakauer and (c) 127,921.3125 restricted common units. Restricted common units are subject to a right of repurchase by MagnaChip.
(18)	Mr. Kuan is a member of management of CVC Asia Pacific Limited, an investment advisor to the general partners of CVC Capital Partners Asia Pacific L.P., CVC Capital Partners Asia Pacific II L.P. and CVC Capital Partners Asia Pacific II Parallel Fund—A, L.P., as well as to Asia Investors LLC. The address of Mr. Kuan is CVC Asia Pacific Limited, Suite 901-3, ICBC Tower, Citibank Plaza, 3 Garden Road, Central, Hong Kong. Because he has no direct or indirect voting or investment power over the units held by such entities, Mr. Kuan disclaims beneficial ownership of all the units held by such entities. Asia Investors LLC has previously co-invested alongside of CVC Capital Partners Asia Pacific L.P. but is not a subsidiary of the CVC Capital Partners group of companies.
(19)	Includes 25,584.3750 restricted common units that are subject to a right of repurchase by MagnaChip.
(20)	Includes 17,500 common units that Mr. Norby may purchase pursuant to the exercise of options that are exercisable within 60 days of December 31, 2007. The address of Mr. Norby is 12169 Hilltop Drive, Los Altos Hills, CA 94024.
(21)	Includes 350,000 common units that Mr. Park may purchase pursuant to the exercise of options that are exercisable within 60 days of December 31, 2007.
(22)	Includes 87,500 common units that Mr. Rowe may purchase pursuant to the exercise of options that are exercisable within 60 days of December 31, 2007. The address of Mr. Rowe is c/o MagnaChip Semiconductor, Inc., 787 N. Mary Ave., Sunnyvale, CA 94085.
(23)	Includes 23,437.5 common units that Ms. Sakai may purchase pursuant to the exercise of options that are exercisable within 60 days of December 31, 2007.
(24)	Includes (a) 29,544.7100 common units held by BG Partners LP and 6,818.0100 common units held by BG/CVC-1 and (b) 55.4573 Series B preferred units held by BG Partners LP and 12.7978 Series B preferred units held by BG/CVC-1. The address of Mr. Schorr is c/o The Blackstone Group, 345 Park Avenue, New York, NY 10154.
(25)	Includes (a) 17,630,628.4200 common units held by Citigroup Venture Capital Equity Partners, L.P., 156,381.7100 common units held by CVC Executive Fund LLC and 175,511.8000 common units held by CVC/SSB Employee Fund, L.P. and (b) 33,093.7702 Series B preferred units held by Citigroup Venture Capital Equity Partners, L.P., 293.5380 Series B preferred units held by CVC Executive Fund LLC and 329.4464 Series B preferred units held by CVC/SSB Employee Fund, L.P. Mr. Thomas is a member of management of Citigroup Venture Capital Equity Partners, L.P. and disclaims beneficial ownership of the units held by Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC and CVC/SSB Employee Fund, L.P., and the units which such entities may be deemed to beneficially own as described in footnote 2. The address of Mr. Thomas is c/o Court Square Capital Partners, 55 E. 52nd Street, 34th Floor, New York, NY 10055.
(26)	Includes 1,033,773.375 common units issuable upon the exercise of options that are exercisable within 60 days of December 31, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

ADVISORY AGREEMENTS

In connection with the Original Acquisition and the related equity financing, MagnaChip Korea and MagnaChip Semiconductor LLC entered into advisory agreements with each of Court Square Advisor, LLC (successor in interest to CVC Management LLC), Francisco Partners Management, LLC and CVC Capital Partners Asia Limited, which are related to Court Square, Francisco Partners and CVC Asia Pacific, respectively, pursuant to which agreements such entities may provide financial, advisory and consulting services to MagnaChip Korea and MagnaChip Semiconductor LLC. Each advisory agreement has an initial term of ten years from the date of the Original Acquisition, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. Each advisory agreement includes customary indemnification provisions in favor of each of Court Square Advisor, Francisco Partners Management and CVC Capital Partners Asia Limited. Pursuant to the advisory agreements, we will pay to the sponsors an aggregate of $9.75 million for services provided prior to the completion of our proposed public offering. Following such payment, the sponsors will no longer be required to provide advisory services under the advisory agreements, and all future annual advisory fees under the advisory agreements will cease. However, we may pay future services fees to the sponsors in exchange for any acquisition, financing or other advisory services as we and the sponsors may agree.

SECURITYHOLDERS’ AGREEMENT

Our securityholders’ agreement covers matters of corporate governance and contains restrictions on transfer of our securities, tag-along rights, rights to compel a sale, preemptive rights, registration rights and information rights, all as described below.

Corporate Governance. Our securityholders’ agreement provides that our board of directors will consist of eight members, including two designees of Court Square, two designees of Francisco Partners, one designee of CVC Asia Pacific, the Chief Executive Officer, the Chief Financial Officer and one additional member jointly designated by Court Square and Francisco Partners, provided that the unitholders are permitted to elect additional directors designated as set forth in the securityholders’ agreement. As of the date of this report, our Board of Directors consists of ten members. See “Item 10. Directors, Executive Officers and Corporate Governance—Board Composition.” Pursuant to the securityholders’ agreement, our board of directors may not take certain significant actions without the approval of each of Court Square and Francisco Partners. These actions include, among others: mergers, acquisitions or sales of assets; the declaration of dividends or other distributions; any liquidation, dissolution or bankruptcy; any incurrence or refinancing of indebtedness in excess of $2.0 million; issuances of securities; appointment, dismissal and compensation and benefits for our chief executive officer and chief financial officer; approval of our business plan, budget and strategy; amendments to the securityholders’ agreement and our certificate of incorporation and bylaws; and any increase or decrease in the number of directors that comprise the board.

Restrictions on Transfer. Generally, the parties to the securityholders’ agreement are prohibited from transferring their MagnaChip securities without complying with restrictions relating to the timing of the transfer, the number of securities subject to the transfer and the transferee of such securities. Subject to certain exceptions reflected in the securityholders’ agreement, each transfer of securities by a party to the securityholders’ agreement is subject to the following provisions:

Tag-Along Sale. Neither Court Square nor Francisco Partners shall transfer its securities, subject to limited exceptions, without permitting each other unitholder that is party to the securityholders’ agreement to participate ratably in the sale as a tagging person on the basis of the tagging person’s percentage ownership of the common units being transferred. The tag-along provisions do not apply to sales in a public offering, pursuant to Rule 144 of the Securities Act or in a compelled sale, as described below.

Compelled Sale. Court Square and Francisco Partners together have the right to effect a compelled sale, which means that if they negotiate a transfer of a significant percentage of their MagnaChip securities, they can require the other securityholders party to the agreement to participate ratably in that transfer. The compelled sale provision terminates on the third anniversary of the closing of the proposed public offering.

Preemptive Rights. Subject to certain exceptions, if we issue or propose to issue any class or series of our securities to Court Square or Francisco Partners, or any of their respective affiliates, each of the other securityholders party to the securityholders’ agreement is entitled to purchase a pro rata portion of the class or series of securities being issued by us.

Registration Rights. Subject to certain limitations set forth in the securityholders’ agreement, Court Square, Francisco Partners, CVC Asia Pacific and the other parties to the securityholders’ agreement have demand and piggyback registration rights with respect to our common units.

Information Rights. Pursuant to the securityholders’ agreement we are obligated to deliver to the parties to the agreement financial information, management reports, reports from our independent public accountants, information related to our indebtedness and any additional information regarding our financial position or business that they reasonably request, subject to the confidentiality obligations under the agreement.

RELATED PARTY TRANSACTIONS

Under our Code of Business Conduct and Ethics, all conflicts of interest and related party transactions that are determined to be material by the Chief Financial Officer must be reviewed and approved in writing by our audit committee. All conflicts of interest and related party transactions involving our directors or executive officers must be reviewed and approved in writing by our full board of directors. In the approval process, the approving authority will review all aspects of the conflict of interest or related party transaction, including but not limited to: (1) compliance with laws, rules and regulations, (2) the adverse affect on our business and results of operations, (3) the adverse affect on our relationships with third parties such as customers, vendors and potential investors, (4) the benefit to the director, officer or employee at issue, and (5) the creation of morale problems among other employees.

In addition, the securityholders’ agreement provides that our board of directors must approve any contract with, obligation to or transaction or series of transactions between, us and one or more of our securityholders or their affiliates.

In November 2006, Sang Park, our Chief Executive Officer and Chairman, purchased in the open market $69,000 aggregate principal amount of our 8% senior subordinated notes due 2014, which we refer to as the 8% Notes, at a price of approximately $50,000 (which includes approximately $2,500 paid with respect to accrued interest), and Robert J. Krakauer, our President and Chief Financial Officer and a director, purchased in the open market $138,000 aggregate principal amount of the 8% Notes at a price of approximately $100,000 (which includes approximately $5,000 paid with respect to accrued interest). Mr. Park and Mr. Krakauer received interest on the 8% notes which they purchased at the stated interest rate throughout 2007 in the aggregate amount of $5,520 and $11,040, respectively. Additionally, Paul C. Schorr IV, a director, purchased $175,000 in aggregate principal amount of the 8% notes in the open market in February 2007 at a price of approximately $127,000 and an additional $280,000 in aggregate principal amount of the 8% notes in August 2007 at a price of approximately $178,000. Mr. Schorr received interest on these 8% notes at the stated interest rate throughout 2007 in the aggregate amount of $25,200. None of the foregoing purchases of the 8% notes was subject to our related party transaction or conflict of interest approval process set forth in our Code of Business Conduct and Ethics or the securityholders’ agreement because the 8% notes were not purchased from us.

DIRECTOR INDEPENDENCE

We are not a listed issuer. For purposes of determining whether our directors are independent under this Item 13, we apply the definition of director independence as set forth in Section 303A of the New York Stock Exchange Listed Company Manual. The following directors marked with an asterisk (“*”) are independent under the Rules with respect to our Board of Directors and each board committee.

Board of Directors	Audit Committee	Compensation Committee	Nominating and Governance Committee
Jerry M. Baker Dipanjan Deb Armando Geday Robert Krakauer Roy Kuan R. Douglas Norby* Sang Park Phokion Potamianos Paul C. Schorr IV* David F. Thomas	R. Douglas Norby* Phokion Potamianos Paul C. Schorr IV*	Dipanjan Deb Paul C. Schorr IV* David F. Thomas	R. Douglas Norby* Phokion Potamianos David F. Thomas

Item 14. Principal Accounting Fees and Services.

Audit fees

The following table presents fees for professional services rendered by Samil PricewaterhouseCoopers and its affiliates for the years ended December 31, 2007 and 2006.

	Years ended December 31
	2007	2006
	(in millions of US dollars)
Audit fees	$0.9	$1.3
Audit-related fees	0.8	—
Tax fees	0.1	—
All other fees	—	—

Policy and procedure for approval of audit and permitted non-audit services

All audit, audit-related, non-audit related and tax services were pre-approved by the Company’s Audit Committee, which concluded that the provision of such services by Samil PricewaterhouseCoopers and its affiliates was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of specifically described audit, audit-related, non-audit related and tax services by the Audit Committee on an annual basis. Individual engagements must be separately approved. The policy also requires specific approval by the Audit Committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services that will be ratified by the entire Audit Committee at a future committee meeting in accordance with requirements of the SEC. In 2006 and 2007, the Audit Committee followed these guidelines in approving all services rendered by Samil PricewaterhouseCoopers and its affiliates.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8.

2. Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

3. Exhibits.

(b) Exhibits

2.1	Business Transfer Agreement, dated as of June 12, 2004, between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

2.2	First Amendment to Business Transfer Agreement, dated as of October 6, 2004, between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

3.1	Certificate of Formation of MagnaChip Semiconductor LLC (formerly System Semiconductor Holding LLC)(1)

3.2	Certificate of Amendment to Certificate of Formation of MagnaChip Semiconductor LLC(1)

3.3	Third Amended and Restated Limited Liability Company Operating Agreement of MagnaChip Semiconductor LLC(1)

3.4	Articles of Incorporation of MagnaChip Semiconductor S.A.(1)

3.5	Certificate of Incorporation of MagnaChip Semiconductor Finance Company(1)

3.6	Bylaws of MagnaChip Semiconductor Finance Company(1)

3.7	Certificate of Formation for MagnaChip Semiconductor SA Holdings LLC(1)

3.8	Limited Liability Company Agreement of MagnaChip Semiconductor SA Holdings LLC(1)

3.9	Deed of Amendment to the Articles of Association of MagnaChip Semiconductor B.V. (English translation)(1)

3.12	Articles of Incorporation of MagnaChip Semiconductor, Ltd. (Korea)(1)

3.14	Memorandum of Association of MagnaChip Semiconductor Ltd. (Hong Kong)(1)

3.15	Articles of Association of MagnaChip Semiconductor Ltd. (Hong Kong)(1)

3.16	Memorandum of Association of MagnaChip Semiconductor Ltd. (United Kingdom)(1)

3.17	Articles of Association of MagnaChip Semiconductor Ltd. (United Kingdom)(1)

3.18	Articles of Incorporation of MagnaChip Semiconductor Ltd. (Taiwan) (English translation)(1)

3.19	Merger Agreement by and between ISRON Corporation and MagnaChip Semiconductor Inc. dated December 21, 2005, as amended on February 22, 2006, including Articles of Incorporation of MagnaChip Semiconductor Inc. (formerly ISRON Corporation) (Japan) (English translation)(2)

3.21	Bylaws of MagnaChip Semiconductor, Inc. (formerly IC Media Corporation)(1)

3.22	Certificate of Amendment to the Bylaws of MagnaChip Semiconductor, Inc. (formerly IC Media Corporation)(1)

3.23	Certificate of Amendment to the Bylaws of MagnaChip Semiconductor, Inc. (formerly IC Media Corporation)(1)

3.24	Memorandum of Association of IC Media International Corporation(1)

3.25	Articles of Association of IC Media International Corporation(1)

3.26	Memorandum of Association of MagnaChip Semiconductor Holding Company Limited (formerly IC Media Holding Company Limited)(1)

3.27	Articles of Association of MagnaChip Semiconductor Holding Company Limited (formerly IC Media Holding Company Limited)(1)

3.27.a	Amendment to Memorandum and Articles of Association of MagnaChip Semiconductor Holding Company Limited (formerly IC Media Holding Company Limited)(2)

3.28	Articles of Incorporation of IC Media Technology Corporation (English translation)(1)

3.29	Agreement and Plan of Merger by and between IC Media Corporation and MagnaChip Semiconductor, Inc., including Amended and Restated Articles of Incorporation, as filed with the State of California Secretary of State on November 17, 2005, and as corrected on February 6, 2006(2)

4.1	Indenture, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and The Bank of New York, as trustee for the Floating Rate Second Priority Senior Secured Notes due 2011 and the 6 7/8% Second Priority Senior Secured Notes due 2011(1)

4.2	Form of Floating Rate Second Priority Senior Secured Notes due 2011 and related guarantees (included in Exhibit 4.1)(1)

4.3	Form of 6 7/8% Second Priority Senior Secured Notes due 2011 and related guarantees (included in Exhibit 4.1)(1)

4.4	Registration Rights Agreement, dated as of December 23, 2004, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, UBS Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.(1)

4.5	Indenture, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and The Bank of New York, as trustee for the 8% Senior Subordinated Notes due 2014(1)

4.6	Form 8% Senior Subordinated Notes due 2014 and related guarantees (included in Exhibit 4.5)(1)

4.7	Registration Rights Agreement, dated as of December 23, 2004, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, UBS Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.(1)

10.1	Purchase Agreement, dated as of December 16, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, UBS Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.(1)

10.2	Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC(1)

10.3.a	First Amendment to Credit Agreement and Waiver, dated as of May 6, 2005, to the Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC(1)

10.3.b	Second Amendment to Credit Agreement and Waiver dated as of June 21, 2005, to the Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC(1)

10.3.c	Third Amendment to Credit Agreement dated as of March 27, 2006, to the Credit Agreement, dated as of December 23, 2004, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, UBS Securities LLC, Korea Exchange Bank, UBS AG, Stamford Branch and UBS Loan Finance LLC(2)

10.3.d	Fourth Amendment to Credit Agreement, dated as of July 26, 2006, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent, and U.S. Bank National Association(3)

10.3.e	Fifth Amendment to Credit Agreement, dated as of December 29, 2006, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent(4)

10.3.f	Sixth Amendment to Credit Agreement dated as of March 26, 2007, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent(9)

10.3.g	Seventh Amendment to Credit Agreement, dated as of June 28, 2007, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent(10)

10.3.h	Waiver to Credit Agreement, dated as of August 13, 2007, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent(11)

10.3.i	Eighth Amendment to Credit Agreement, dated as of September 28, 2007, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent(12)

10.3.j	Ninth Amendment and Waiver to Credit Agreement, dated as of November 13, 2007, by and among MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, MagnaChip Semiconductor LLC, the Subsidiary Guarantors party thereto, the Lenders party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent(13)

10.4	Intercreditor Agreement dated as of December 23, 2004 among MagnaChip Semiconductor Finance Company, the other Pledgors party thereto, UBS AG, Stamford Branch, The Bank of New York and U.S. Bank National Association(1)

10.5	Second Amended and Restated Securityholders’ Agreement of MagnaChip Semiconductor LLC(1)

10.7	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.8	Trademark License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.9	Building Lease Agreement for Warehouses, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.9.a	First Amendment to Building Lease Agreement for Warehouses, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.10	Building Lease Agreement for M4 Building, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.11	Building Lease Agreement for R, C1 and C2 Buildings, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.11.a	First Amendment to Building Lease Agreement for R, C1 and C2 Buildings, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.12	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.12.a	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.13	Wafer Foundry Service Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.14	Wafer Mask Production and Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.14.a	First Amendment to Wafer Mask Production and Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)(6)

10.15	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.15.a	First Amendment to General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.16	IT and FA Service Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)

10.16.a	First Amendment to IT and FA Service Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.17*	Service Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Youm Huh(1)

10.18*	Service Agreement, dated as of October 1, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jerry Baker(1)

10.19*	Service Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Robert Krakauer(1)

10.20*	Service Agreement, dated as of December 29, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Victoria Miller Nam(1)

10.21*	Service Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang(1)

10.22*	Service Agreement, dated as of May 16, 2005, by and among MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor, Inc. (California) and Jason Hartlove(1)

10.23*	Service Agreement, dated as of April 14, 2005 by and between MagnaChip Semiconductor, Ltd. (Korea) and Dale Lindly(1)

10.24*	MagnaChip Semiconductor LLC Equity Incentive Plan(1)

10.25*	MagnaChip Semiconductor LLC California Equity Incentive Plan(1)

10.26	R&D Equipment Utilization Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.26.a	First Amendment to R&D Equipment Utilization Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)(2)

10.27	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.28	License Agreement (TrenchDMOS), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)(1)(5)

10.29	RFID Development and Licensing Agreement, dated as of March 29, 2004, by and between Celis Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)(1)(5)

10.30	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)(1)(5)

10.31	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)(1)(5)

10.32	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)(1)(5)

10.33	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)(1)(5)

10.34	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)(1)

10.35	Interest Rate Swap Transaction Letter Agreement, dated as of June 30, 2005, by and between MagnaChip Semiconductor S.A. and Deutsche Bank AG(7)

10.36*	Service Agreement, dated as of May 27, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park(8)

10.37*	Consulting Agreement, dated as of January 1, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jerry Baker(9)

10.40*	Option Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor LLC and Tae Young Hwang(13)

10.41*	Option Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor LLC and Chan Hee Lee(13)

10.42*	Option Agreement, dated as of November 30, 2004, by and between MagnaChip Semiconductor LLC and Robert Krakauer(13)

10.43*	Restricted Unit Subscription Agreement, dated as of November 30, 2004, by and between MagnaChip Semiconductor LLC and Robert Krakauer(13)

10.44*	Option Agreement, dated as of November 30, 2004, by and between MagnaChip Semiconductor LLC and Robert Krakauer(13)

10.45*	Restricted Unit Subscription Agreement, dated as of November 30, 2004, by and between MagnaChip Semiconductor LLC and Robert Krakauer(13)

10.46*	Option Agreement, dated as of November 30, 2004, by and between MagnaChip Semiconductor LLC and Victoria Miller Nam(13)

10.47*	Restricted Unit Subscription Agreement, dated as of November 30, 2004, by and between MagnaChip Semiconductor LLC and Victoria Miller Nam(13)

10.48*	Option Agreement, dated as of December 30, 2004, by and between MagnaChip Semiconductor LLC and Jerry M. Baker(13)

10.49*	Restricted Unit Subscription Agreement, dated as of December 30, 2004, by and between MagnaChip Semiconductor LLC and Jerry M. Baker(13)

10.50*	Option Agreement, dated as of January 19, 2006, by and between MagnaChip Semiconductor LLC and Armando Geday(13)

10.51*	Option Agreement, dated as of March 9, 2006, by and between MagnaChip Semiconductor LLC and Tae Young Hwang(13)

10.52*	Option Agreement, dated as of March 9, 2006, by and between MagnaChip Semiconductor LLC and Robert Krakauer(13)

10.53*	Option Agreement, dated as of March 9, 2006, by and between MagnaChip Semiconductor LLC and Chan Hee Lee(13)

10.54*	Option Agreement, dated as of March 9, 2006, by and between MagnaChip Semiconductor LLC and Victoria Miller Nam(13)

10.55*	Option Agreement, dated as of May 27, 2006, by and between MagnaChip Semiconductor LLC and Sang Park(13)

10.56*	Option Agreement, dated as of January 25, 2007, by and between MagnaChip Semiconductor LLC and R. Douglas Norby(13)

10.57*	Service Agreement, dated as of October 1, 2004, by and between MagnaChip Semiconductor, Ltd. and Chan Hee Lee (English translation)(13)

10.58	Basic Agreement on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works (English translation)(14)

10.60*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006(15)

10.61*	Option Agreement, dated as of April 25, 2006, by and between MagnaChip Semiconductor LLC and Brent Rowe(15)

10.62*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai(15)

10.63*	Option Agreement, effective as of November 1, 2006, between MagnaChip Semiconductor LLC and Margaret Sakai(15)

21.1	Subsidiaries of the Registrant

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Management contract or compensatory plan.

Footnotes:

(1)	Incorporated by reference to identically numbered exhibits filed in response to Item 21(a), “Exhibits,” of MagnaChip Semiconductor LLC’s Registration Statement on Form S-4, as amended (File No. 333-126019), which became effective July 20, 2005.
(2)	Incorporated by reference to an identically numbered exhibit filed in response to Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K,” of MagnaChip Semiconductor LLC’s Annual Report on Form 10-K for the period ended December 31, 2005 filed on March 31, 2006 (File No. 333-126019-09).
(3)	Incorporated by reference to an identically numbered exhibit filed in response to Item 9.01, “Financial Statements and Exhibits,” of MagnaChip Semiconductor LLC’s Current Report on Form 8-K dated July 25, 2006 (File No. 333-126019-09).
(4)	Incorporated by reference to an identically numbered exhibit filed in response to Item 9.01, “Financial Statements and Exhibits,” of MagnaChip Semiconductor LLC’s Current Report on Form 8-K dated December 29, 2006 (File No. 333-126019-09).
(5)	Certain portions of this document have been omitted and granted confidential treatment by the SEC.
(6)	Certain portions of this document have been omitted pursuant to a confidential treatment request.
(7)	Incorporated by reference to an identically numbered exhibit filed in response to Item 6, “Exhibits,” of MagnaChip Semiconductor LLC’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 (File No. 333-126019-09).
(8)	Incorporated by reference to an identically numbered exhibit filed in response to Item 9.01, “Financial Statements and Exhibits,” of MagnaChip Semiconductor LLC’s Current Report on Form 8-K dated May 27, 2006 (File No. 333-126019-09).
(9)	Incorporated by reference to an identically numbered exhibit filed in response to Item 6, “Exhibits,” of MagnaChip Semiconductor LLC’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 333-126019-09).
(10)	Incorporated by reference to an identically numbered exhibit filed in response to Item 9.01, “Financial Statements and Exhibits,” of MagnaChip Semiconductor LLC’s Current Report on Form 8-K dated June 28, 2007 (File No. 333-126019-09).
(11)	Incorporated by reference to exhibit 10.3.h filed in response to Item 6, “Exhibits,” of MagnaChip Semiconductor LLC’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 (File No. 333-126019-09).
(12)	Incorporated by reference to exhibit 10.3.h filed in response to Item 9.01, “Financial Statements and Exhibits,” of MagnaChip Semiconductor LLC’s Current Report on Form 8-K dated September 28, 2007 (File No. 333-126019-09).
(13)	Incorporated by reference to identically numbered exhibits filed in response to Item 16, “Exhibits,” of MagnaChip Semiconductor LLC’s Registration Statement on Form S-1 (File No. 333-147388) which was filed with the SEC on November 14, 2007.
(14)	Incorporated by reference to identically numbered exhibits filed in response to Item 16, “Exhibits,” of MagnaChip Semiconductor LLC’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-147388) which was filed with the SEC on December 26, 2007.
(15)	Incorporated by reference to identically numbered exhibits filed in response to Item 16, “Exhibits,” of MagnaChip Semiconductor LLC’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-147388) which was filed with the SEC on March 31, 2008.

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

MAGNACHIP SEMICONDUCTOR LLC

Dated: March 31, 2008	By:	/s/ SANG PARK
Sang Park
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SANG PARK	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2008
Sang Park

/s/ ROBERT J. KRAKAUER	President, Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2008
Robert J. Krakauer

/s/ MARGARET SAKAI	Senior Vice President, Finance (Principal Accounting Officer)	March 31, 2008
Margaret Sakai

/s/ JERRY M. BAKER	Director	March 31, 2008
Jerry M. Baker

/s/ DIPANJAN DEB	Director	March 31, 2008
Dipanjan Deb

/s/ ARMANDO GEDAY	Director	March 31, 2008
Armando Geday

/s/ ROY KUAN	Director	March 31, 2008
Roy Kuan

/s/ PHOKION POTAMIANOS	Director	March 31, 2008
Phokion Potamianos

/s/ R. DOUGLAS NORBY	Director	March 31, 2008
R. Douglas Norby

/s/ PAUL C. SCHORR IV	Director	March 31, 2008
Paul C. Schorr IV

/s/ DAVID F. THOMAS	Director	March 31, 2008
David F. Thomas