Form 10-Q
period 2008-03-30
MAGNACHIP SEMICONDUCTOR LLC
filed 2008-05-14
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, the registrant had 52,919,107.7970 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended
	March 30, 2008	April 1, 2007
Net sales	$203,052	$151,783
Cost of sales	155,186	136,860

Gross profit	47,866	14,923

Selling, general and administrative expenses	19,224	22,729
Research and development expenses	36,347	35,118
Restructuring and impairment charges	(875)	—

Operating loss	(6,830)	(42,924)

Other income (expenses)
Interest expense, net	(15,695)	(14,416)
Foreign currency gain (loss), net	(42,864)	(7,391)

Loss before income taxes	(65,389)	(64,731)

Income tax expenses	2,508	2,251

Net loss	$(67,897)	$(66,982)

Dividends accrued on preferred units	3,118	2,870

Net loss attributable to common units	$(71,015)	$(69,852)

Net loss per common units—Basic and diluted	$(1.35)	$(1.32)

Weighted average number of units—Basic and diluted	52,579,237	52,720,784

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	March 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$53,476	$64,345
Accounts receivable, net	147,275	123,789
Inventories, net	64,925	75,867
Other receivables	4,998	5,771
Other current assets	19,798	10,951

Total current assets	290,472	280,723

Property, plant and equipment, net	260,978	279,669
Intangible assets, net	92,522	104,725
Other non-current assets	49,971	42,766

Total assets	$693,943	$707,883

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$114,433	$89,977
Other accounts payable	28,959	30,661
Accrued expenses	23,929	18,100
Short-term borrowings	80,000	80,000
Other current liabilities	4,995	6,377

Total current liabilities	252,316	225,115

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	72,100	74,176
Other non-current liabilities	14,894	6,666

Total liabilities	1,089,310	1,055,957

Commitments and contingencies
Series A redeemable convertible preferred units; $1,000 par value; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at March 30, 2008 and December 31, 2007	—	—
Series B redeemable convertible preferred units; $1,000 par value; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at March 30, 2008 and December 31, 2007	132,523	129,405

Total redeemable convertible preferred units	132,523	129,405

Unitholders’ equity
Common units; $1 par value; 65,000,000 units authorized, 52,847,472 and 52,844,222 units issued and outstanding at March 30, 2008 and December 31, 2007	52,847	52,844
Additional paid-in capital	3,135	3,077
Accumulated deficit	(635,464)	(564,449)
Accumulated other comprehensive income	51,592	31,049

Total unitholders’ equity	(527,890)	(477,479)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$693,943	$707,883

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Unitholders’ Equity

(Unaudited; in thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total
	Units	Amount
Three months ended March 30, 2008
Balance at January 1, 2008	52,844,222	$52,844	$3,077	$(564,449)	$31,049	$(477,479)
Exercise of unit options	13,813	14	14	—	—	28
Repurchase of common units	(10,563)	(11)	(57)			(68)
Unit-based compensation	—	—	101	—	—	101
Dividends accrued on preferred units	—	—	—	(3,118)	—	(3,118)
Comprehensive income (loss):
Net loss	—	—	—	(67,897)	—	(67,897)
Fair valuation of derivatives	—	—	—	—	(1,643)	(1,643)
Foreign currency translation adjustments	—	—	—	—	22,186	22,186

Total comprehensive loss						(47,354)

Balance at March 30, 2008	52,847,472	$52,847	$3,135	$(635,464)	$51,592	$(527,890)

Three months ended April 1, 2007
Balance at January 1, 2007	52,720,784	$52,721	$2,451	$(370,314)	$30,601	$(284,541)
Cumulative impact from adoption of FASB Interpretation (“FIN”) No 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109	—	—	—	(1,554)	—	(1,554)
Unit-based compensation	—	—	25	—	—	25
Dividends accrued on preferred units	—	—	—	(2,870)	—	(2,870)
Comprehensive income (loss):
Net loss	—	—	—	(66,982)	—	(66,982)
Fair valuation of derivatives	—	—	—	—	(917)	(917)
Foreign currency translation adjustments	—	—	—	—	1,854	1,854

Total comprehensive loss						(66,045)

Balance at April 1, 2007	52,720,784	$52,721	$2,476	$(441,720)	$31,538	$(354,985)

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands of US dollars)

	Three months ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities
Net loss	$(67,897)	$(66,982)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,277	43,942
Provision for severance benefits	3,734	4,182
Amortization of debt issuance costs	992	963
Loss on foreign currency translation, net	43,276	7,849
Gain on disposal of property, plant and equipment, net	(3,580)	—
Other	184	(90)
Changes in operating assets and liabilities
Accounts receivable	(25,313)	(4,709)
Inventories	7,072	(12,183)
Other receivables	605	42
Deferred tax assets	394	—
Accounts payable	18,001	2,610
Other accounts payable	(1,912)	(5,606)
Accrued expenses	6,563	11,410
Other current assets	(3,706)	602
Other current liabilities	(1,594)	109
Payment of severance benefits	(1,612)	(2,964)
Other	10	627

Net cash used in operating activities	(3,506)	(20,198)

Cash flows from investing activities
Purchase of plant, property and equipment	(9,633)	(7,821)
Payments for intellectual property registration	(437)	(527)
Proceeds from disposal of plant, property and equipment	3,581	9
Other	(208)	(547)

Net cash used in investing activities	(6,697)	(8,886)

Cash flows from financing activities
Exercise of unit options	28	—
Repurchase of common units	(68)	—
Proceeds from short-term borrowings	90,000	—
Repayment of short-term borrowings	(90,000)	—

Net cash used in financing activities	(40)	—
Effect of exchange rates on cash and cash equivalents	(626)	(825)

Net decrease in cash and cash equivalents	(10,869)	(29,909)

Cash and cash equivalents
Beginning of the period	64,345	89,173

End of the period	$53,476	$59,264

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the information required to be set forth therein. All inter-company accounts and transactions have been eliminated. The results of operations for the three-month period ended March 30, 2008 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings. SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008. The Company has not elected to adopt SFAS 159.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contract. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its consolidated financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

2. Inventories

Inventories as of March 30, 2008 and December 31, 2007 consist of the following:

	March 30, 2008	December 31, 2007
Finished goods	$16,026	$19,557
Semi-finished goods and work-in-process	52,717	56,877
Raw materials	7,308	7,498
Materials in-transit	470	555
Less: valuation allowances	(11,596)	(8,620)

Inventories, net	$64,925	$75,867

3. Property, Plant and Equipment

Property, plant and equipment as of March 30, 2008 and December 31, 2007 comprise the following:

	March 30, 2008	December 31, 2007
Buildings and related structures	$142,342	$150,951
Machinery and equipment	409,826	429,259
Vehicles and others	54,575	54,556

	606,743	634,766
Less: accumulated depreciation	(357,510)	(367,501)
Land	11,697	12,404
Construction in-progress	48	—

Property, plant and equipment, net	$260,978	$279,669

4. Intangible Assets

Intangible assets as of March 30, 2008 and December 31, 2007 are as follows:

	March 30, 2008	December 31, 2007
Technology	$19,951	$21,157
Customer relationships	161,832	169,300
Goodwill	14,245	14,245
Intellectual property assets	9,146	9,320
Less: accumulated amortization	(112,652)	(109,297)

Intangible assets, net	$92,522	$104,725

Goodwill has resulted from the acquisition of ISRON Corporation on March 6, 2005. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company performs its annual goodwill impairment test during the first quarter of each fiscal year, as well as any additional impairment test required on an event-driven basis. In the first quarter of each of fiscal 2008 and 2007, the Company performed its annual goodwill impairment test and determined that goodwill was not impaired.

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

Presently, borrowings under the credit agreement bear interest equal to the 3-month London Inter-bank Offering Rate (“LIBOR”) plus 4.75% or Alternate Base Rate (“ABR”) plus 3.75%. Additionally, the Company is required to pay the administrative agent for the account of each lender a commitment fee equal to 0.5% on the average daily unused amount of the commitment of each lender during the period from December 23, 2004 to but excluding the date on which such commitments terminate. As of March 30, 2008 and December 31, 2007, the Company had borrowed $80 million under this credit agreement.

Borrowings under the senior secured credit facility are subject to significant conditions, including compliance with financial ratios and other covenants and obligations.

Short-term borrowings as of March 30, 2008 and December 31, 2007 are presented as below:

			Amount of principal
	Maturity	Annual interest rate (%)	March 30, 2008	December 31, 2007
Euro dollar Revolving Loan	2008-04- 28	3 month LIBOR + 4.75	$45,000	$30,000
ABR Revolving Loan	2008-03- 31 ~ 2008-04-15	ABR + 3.75	35,000	50,000

			$80,000	$80,000

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

Details of long-term borrowings as of March 30, 2008 and December 31, 2007 are presented as below:

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

As of March 30, 2008, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of March 30, 2008, the Company and all of its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of the Second Priority Senior Secured Notes and Senior Subordinated Notes.

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

The Swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, since at both the inception of the hedge and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The Company is utilizing the “hypothetical derivative method” to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.” Under this methodology, the actual swap was effective when compared to the hypothetical hedge, and there was no hedge ineffectiveness for the quarters ended March 30, 2008 and April 1, 2007.

The Company adopted SFAS 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. The adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to its derivative contract.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table represents the Company’s liabilities measured at fair value based on the LIBOR index on a recurring basis as of March 30, 2008 and the basis for that measurement:

	Total Fair Value Measurement March 30, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$951	$—	$951	$—

The resulting $951 thousand of derivative liability and $992 thousand of derivative asset were recorded as current liabilities as of March 30, 2008 and current assets as of December 31, 2007, respectively, in the accompanying condensed consolidated financial statements. The Company recorded decreases in the fair value of $1,643 thousand and $917 thousand in the fair value of the swap under other comprehensive income in the accompanying condensed consolidated financial statements for the quarter ended March 30, 2008 and April 1, 2007, respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

7. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standards Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 30, 2008, 98% of all employees of the Company were eligible for severance benefits.

Changes in the carrying value of accrued severance benefits are as follows:

	Three months ended
	March 30, 2008	April 1, 2007
Beginning balance	$75,869	$64,642
Provisions	3,734	4,182
Severance payments	(1,612)	(2,964)
Effect of foreign currency translation and other	(4,319)	(759)

Ending balance	73,672	65,101

Less: Cumulative contributions to the National Pension Fund	(722)	(819)
Group Severance insurance plan	(850)	(901)

	$72,100	$63,381

The severance benefits are funded approximately 2.13% and 2.64% as of March 30, 2008 and April 1, 2007, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company expects to pay the following future benefits to its employees upon their normal retirement age:

Severance benefit
2009	$63
2010	37
2011	76
2012	151
2013	191
2014 – 2018	7,480

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

Changes in Series B for the three month periods ended March 30, 2008 and April 1, 2007 are as follows:

	Three months ended
	March 30, 2008		April 1, 2007
	Units	Amount	Units	Amount
Beginning of the period	93,997	$129,405	93,997	$117,374
Accrual of preferred dividends	—	3,118	—	2,870

End of the period	93,997	$132,523	93,997	$120,244

The Series B were issued to the original purchasers of the Company in 2004. Holders of Series B receive dividends which are cumulative, whether or not earned or declared by the board of directors. The cumulative cash dividends accrue at the rate of 10% per unit per annum on the Series B original issue price, compounded semi-annually.

9. Earnings per Unit

The following table illustrates the computation of basic and diluted loss per common unit for the three-month periods ended March 30, 2008 and April 1, 2007:

	Three months ended
	March 30, 2008	April 1, 2007
Net loss	$(67,897)	$(66,982)
Dividends accrued on preferred units	3,118	2,870

Net loss attributable to common units	$(71,015)	$(69,852)

Weighted-average common units outstanding	52,579,237	52,720,784

Basic and diluted loss per unit	$(1.35)	$(1.32)

The following outstanding redeemable convertible preferred units issued, options granted and restricted units issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effect on the calculation:

	Three months ended
	March 30, 2008	April 1, 2007
Redeemable convertible preferred units	93,997	93,997
Options	4,935,715	4,964,903
Restricted units	268,343	533,561

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

10. Restructuring and Impairment Charges

During the second quarter in 2007, the Company recognized $1,978 thousand of restructuring accruals under SFAS No 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The restructuring charges were related to the closure of the Company’s five-inch wafer fabrication facilities and those charges consist of one-time termination benefits, transfer of machinery and other associated costs. Up to the first quarter of 2008, actual payments were charged against the restructuring accruals and the Company believes the restructuring activities are substantially completed as of March 30, 2008. Accordingly, the Company reversed $875 thousand of unused restructuring accruals.

11. Uncertainty in Income Taxes

The Company’s subsidiaries file income tax returns in Korea, Japan, Taiwan, U.S. and other various jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all years since the beginning of its operation in October 2004.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $ 1,554 thousand of liabilities for unrecognized tax benefit, which are related to the temporary difference arising from the timing of expensing certain inventories. Such liabilities were accounted for as an increase to the January 1, 2007 balance of accumulated deficits. As of March 30, 2008 and April 1, 2007, the Company recoded $1,662 thousand and $1,593 thousand of liabilities for unrecognized tax benefits, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $39 thousand and $39 thousand of interest and penalties as income tax expense for the three months ended March 30, 2008 and April 1, 2007, respectively. Total interest and penalties accrued as of March 30, 2008, April 1, 2007 and as of the FIN No. 48 adoption date were $692 thousand, $569 thousand and $530 thousand, respectively.

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The following sets forth information relating to the reportable segments:

	Three months ended
	March 30, 2008	April 1, 2007
Net Sales
Display Solutions	$93,960	$58,870
Imaging Solutions	24,322	11,772
Semiconductor Manufacturing Services	82,827	57,755
All other	1,943	23,386

Total segment net sales	$203,052	$151,783

Gross Profit
Display Solutions	$19,468	$7,089
Imaging Solutions	922	(1,420)
Semiconductor Manufacturing Services	26,635	2,847
All other	841	6,407

Total segment gross profit	$47,866	$14,923

As of March 30, 2008, approximately 98% of the Company’s property, plant and equipment are located in Korea.

Net sales from the Company’s ten largest customers accounted for 62.8% and 70.2% for the three months ended March 30, 2008 and April 1, 2007, respectively.

The Company recorded $46.1 million and $42.8 million of sales to one customer within the Display Solutions segment, which represents greater than 10% of net sales, for the three months period ended March 30, 2008 and April 1, 2007, respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

13. Commitments and Contingencies

Advisory agreements were entered into as of October 6, 2004 by and between the Company and each of the advisors including Court Square Advisor, LLC (successor in interest to CVC Management LLC) (“Court Square”), CVC Capital Partners Asia Limited (“CVC Capital”) and Francisco Partners Management LLC (“Francisco Partners”). The Company was to pay each of Court Square and Francisco Partners an annual advisory fee the amount of which shall be the greater of $1,379,163 per annum or 0.14777% per annum of annual consolidated revenue, and is also to pay CVC Capital an annual advisory fee the amount of which shall be the greater of $741,673 per annum or 0.07946% per annum of annual consolidated revenue plus reasonable out-of-pocket expenses for an initial term of 10 years (subsequently extended for an additional year), subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. During the year ended December 31, 2005 and the three-month period ended December 31, 2004, the Company accrued $3,545 thousand and $890 thousand of accrued expenses under these agreements, respectively. During the year ended December 31, 2006, due to lower financial performances, the advisors agreed to waive the advisory fee and, therefore, the Company did not accrue any expenses. Effective June 30, 2007, the parties to the advisory agreements entered into that certain the First Amendment to Advisory Agreement under which all rights and obligations of the parties terminate except for indemnity and liability provisions. The Amendment provides that upon a sale of the Company to an unaffiliated third party or a firmly underwritten public offering of common equity of the Company with net proceeds of $50 million or more, the Company must pay a termination fee to the advisors in the amount of all advisory fees not paid under the advisory agreements plus the net present value of all advisory fees that would have been payable through October 6, 2014 had the advisory agreements not been amended.

The Company has made a contingent commitment to its employees that it will pay an incentive of approximately $30 million in total. This incentive would be distributed to all employees, other than senior management, who are employed by the Company at the closing date of the Company’s initial public offering.

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

Below are condensed consolidating balance sheets as of March 30, 2008 and December 31, 2007, condensed consolidating statements of operations and of cash flows for the three months ended March 30, 2008 and April 1, 2007 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended March 30, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$193,378	$105,315	$(95,641)	$203,052
Cost of sales	—	—	151,089	91,770	(87,673)	155,186

Gross profit	—	—	42,289	13,545	(7,968)	47,866

Selling, general and administrative expenses	120	482	15,360	3,462	(200)	19,224
Research and development expenses	—	—	36,846	7,804	(8,303)	36,347
Restructuring and impairment charge	—	—	(875)	—	—	(875)

Operating income (loss)	(120)	(482)	(9,042)	2,279	535	(6,830)

Other income (expense)	—	12,532	(55,050)	(16,041)	—	(58,559)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(120)	12,050	(64,092)	(13,762)	535	(65,389)

Income tax expenses	—	43	44	2,421	—	2,508

Loss before equity in loss of related investment	(120)	12,007	(64,136)	(16,183)	535	(67,897)

Loss of related investment	(67,777)	(80,109)	—	(63,344)	211,230	—

Net loss	$(67,897)	$(68,102)	$(64,136)	$(79,527)	$211,765	$(67,897)

Dividends accrued on preferred units	3,118	—	—	—	—	3,118

Net loss attributable to common units	$(71,015)	$(68,102)	$(64,136)	$(79,527)	$211,765	$(71,015)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended April 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$146,606	$56,842	$(51,665)	$151,783
Cost of sales	—	—	135,714	48,000	(46,854)	136,860

Gross profit	—	—	10,892	8,842	(4,811)	14,923

Selling, general and administrative expenses	56	332	18,802	3,412	127	22,729
Research and development expenses	—	—	35,298	4,584	(4,764)	35,118

Operating income (loss)	(56)	(332)	(43,208)	846	(174)	(42,924)

Other income (expenses)	—	(1,106)	(19,988)	(713)	—	(21,807)

Income (loss) before income taxes, equity in loss of related equity investment	(56)	(1,438)	(63,196)	133	(174)	(64,731)

Income tax expenses	—	43	33	2,175	—	2,251

Income (loss) before equity in loss of related investment	(56)	(1,481)	(63,229)	(2,042)	(174)	(66,982)

Loss of related investment	(66,926)	(65,445)	—	(63,590)	195,961	—

Net loss	$(66,982)	$(66,926)	$(63,229)	$(65,632)	$195,787	$(66,982)

Dividends accrued on preferred units	2,870	—	—	—	—	2,870

Net loss attributable to common units	$(69,852)	$(66,926)	$(63,229)	$(65,632)	$195,787	$(69,852)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

March 30, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$108	$21,745	$28,174	$3,449	$—	$53,476
Accounts receivable, net	—	—	151,308	83,575	(87,608)	147,275
Inventories, net	—	—	64,366	686	(127)	64,925
Other receivables	—	717	7,010	13,297	(16,026)	4,998
Short-term inter-company loans	—	60,000	—	60,000	(120,000)	—
Other current assets	3,095	13,693	16,781	11,170	(24,941)	19,798

Total current assets	3,203	96,155	267,639	172,177	(248,702)	290,472

Property, plant and equipment, net	—	—	255,981	4,997	—	260,978
Intangible assets, net	—	—	74,875	17,807	(160)	92,522
Investments in subsidiaries	(395,483)	(489,454)	—	(284,650)	1,169,587	—
Long-term inter-company loans	—	824,640	—	636,503	(1,461,143)	—
Other non-current assets	—	13,150	45,218	10,628	(19,025)	49,971

Total assets	$(392,280)	$444,491	$643,713	$557,462	$(559,443)	$693,943

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$27	$—	$131,761	$70,253	$(87,608)	$114,433
Other accounts payable	3,020	5	39,770	2,190	(16,026)	28,959
Accrued expenses	40	11,322	18,506	15,780	(21,719)	23,929
Short-term borrowings	—	80,000	60,000	60,000	(120,000)	80,000
Other current liabilities	—	1,497	1,626	5,094	(3,222)	4,995

Total current liabilities	3,087	92,824	251,663	153,317	(248,575)	252,316

Long-term borrowings	—	750,000	621,000	840,143	(1,461,143)	750,000
Accrued severance benefits, net	—	—	71,539	561	—	72,100
Other non-current liabilities	—	—	12,287	21,632	(19,025)	14,894

Total liabilities	3,087	842,824	956,489	1,015,653	(1,728,743)	1,089,310
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	132,523	—	—	—	—	132,523

Total redeemable convertible preferred units	132,523	—	—	—	—	132,523

Unitholders’ equity
Common units	52,847	136,229	39,005	55,778	(231,012)	52,847
Additional paid-in capital	3,135	1,978	155,962	108,045	(265,985)	3,135
Accumulated deficit	(635,464)	(588,883)	(556,081)	(680,926)	1,825,890	(635,464)
Accumulated other comprehensive income	51,592	52,343	48,338	58,912	(159,593)	51,592

Total unitholders’ equity	(527,890)	(398,333)	(312,776)	(458,191)	1,169,300	(527,890)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(392,280)	$444,491	$643,713	$557,462	$(559,443)	$693,943

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 30, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(67,897)	$(68,102)	$(64,136)	$(79,527)	$211,765	$(67,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	20,212	1,065	—	21,277
Provision for severance benefits	—	—	3,707	27	—	3,734
Amortization of debt issuance costs	—	747	245	—	—	992
(Gain) loss on foreign currency translation, net	—	(14,887)	41,461	16,702	—	43,276
Loss (gain) on disposal of property, plant and equipments, net	—	—	(3,581)	1	—	(3,580)
Loss of related investment	67,777	80,109	—	63,344	(211,230)	—
Other	5	—	359	(180)	—	184
Changes in operating assets and liabilities:
Accounts receivable	—	—	(25,463)	(11,989)	12,139	(25,313)
Inventories	—	—	3,576	4,033	(537)	7,072
Other receivables	—	—	(1,374)	(554)	2,533	605
Deferred tax assets	—	—	—	396	(2)	394
Accounts payable	—	—	27,097	3,043	(12,139)	18,001
Other accounts payable	2,027	—	(761)	(645)	(2,533)	(1,912)
Accrued expenses	40	7,933	2,917	6,044	(10,371)	6,563
Other current assets	(1,967)	(5,646)	(733)	(4,896)	9,536	(3,706)
Other current liabilities	—	43	(1,989)	(514)	866	(1,594)
Payment of severance benefits	—	—	(1,612)	—	—	(1,612)
Other	—	300	(1,377)	(2,506)	3,593	10

Net cash provided by (used in) operating activities	(15)	497	(1,452)	(6,156)	3,620	(3,506)

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(8,545)	(1,088)	—	(9,633)
Payment for intellectual property registration	—	—	(209)	(228)		(437)
Proceeds from disposal of plant, property and equipment	—	—	3,581	—	—	3,581
Other	—	(10,000)	(212)	(9,996)	20,000	(208)

Net cash used in investing activities	—	(10,000)	(5,385)	(11,312)	20,000	(6,697)

Cash flows from financing activities:
Exercise of unit options	28	—	—	—	—	28
Repurchase of common unit	(68)	—	—	—	—	(68)
Proceeds from short-term borrowings	—	90,000	70,000	70,000	(140,000)	90,000
Repayment of short-term borrowings	—	(90,000)	(60,000)	(60,000)	120,000	(90,000)

Net cash provided by (used in) financing activities	(40)	—	10,000	10,000	(20,000)	(40)
Effect of exchange rates on cash and cash equivalents	—	—	710	2,284	(3,620)	(626)

Net increase (decrease) in cash and cash equivalents	(55)	(9,503)	3,873	(5,184)	—	(10,869)

Cash and cash equivalents:
Beginning of the period	163	31,248	24,301	8,633	—	64,345

End of the period	$108	$21,745	$28,174	$3,449	$—	$53,476

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the three months ended April 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net loss	$(66,982)	$(66,926)	$(63,229)	$(65,632)	$195,787	$(66,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	42,932	1,010	—	43,942
Provision for severance benefits	—	—	4,162	20	—	4,182
Amortization of debt issuance costs	—	722	241	—	—	963
Loss (gain) on foreign currency translation, net	—	(2,279)	7,773	2,355	—	7,849
Loss of related investment	66,926	65,445	—	63,590	(195,961)	—
Other	—	(1)	(97)	8	—	(90)
Changes in operating assets and liabilities
Accounts receivable	—	—	(7,492)	(7,329)	10,112	(4,709)
Inventories	—	—	(12,370)	206	(19)	(12,183)
Other receivables	—	—	(457)	1,681	(1,182)	42
Accounts payable	—	—	7,659	5,063	(10,112)	2,610
Other accounts payable	—	—	(2,635)	(4,153)	1,182	(5,606)
Accrued expenses	36	8,463	7,948	4,478	(9,515)	11,410
Other current assets	18	(4,626)	34	(3,539)	8,715	602
Other current liabilities	—	43	(475)	(265)	806	109
Payment of severance benefits	—	—	(2,964)	—	—	(2,964)
Other	—	1	281	(304)	649	627

Net cash provided by (used in) operating activities	(2)	842	(18,689)	(2,811)	462	(20,198)

Cash flows from investing activities
Purchase of plant, property and equipment	—	—	(7,295)	(526)	—	(7,821)
Payments for intellectual property registration	—	—	(687)	(34)	194	(527)
Proceeds from disposal of plant, property and equipment	—	—	—	9	—	9
Other	—	—	(4)	(543)	—	(547)

Net cash used in investing activities	—	—	(7,986)	(1,094)	194	(8,886)

Cash flows from financing activities
Net cash used in financing activities	—	—	—	—	—	—
Effect of exchange rate on cash and cash equivalents	—	—	(499)	330	(656)	(825)

Net increase (decrease) in cash and cash equivalents	(2)	842	(27,174)	(3,575)	—	(29,909)

Cash and cash equivalents
Beginning of the period	321	892	72,608	15,352	—	89,173

End of the period	$319	$1,734	$45,434	$11,777	$—	$59,264

PART I. Financial Information – (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our success going forward will depend upon our ability to adapt to future challenges such as the emergence of new competitors for our products and services or the consolidation of current competitors. Additionally, we must innovate to remain ahead of, or at least rapidly adapt to, technological breakthroughs that may lead to a step function change in the technology necessary to deliver our products and services. We believe that our established relationships and close collaboration with leading customers, such as LG Display (formerly LG.Philips LCD), Sharp, and Samsung, enhance our visibility into new product opportunities, market and technology trends and improve our ability to meet these challenges successfully.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Imaging Solutions and Semiconductor Manufacturing Services. Additionally, we have a fourth operating segment, Power Solutions, from which we expect to begin earning revenues in later quarters in 2008. We have identified these segments based on how we allocate resources and assess our performance.

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

Results of Operations

The following table sets forth consolidated results of operations for the three months ended March 30, 2008 and April 1, 2007, respectively:

	March 30, 2008		April 1, 2007		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Net sales	$203.1	100.0%	$151.8	100.0%	$51.3
Cost of sales	155.2	76.4	136.9	90.2	18.3

Gross profit	47.9	23.6	14.9	9.8	32.9

Selling, general and administrative expenses	19.2	9.5	22.7	15.0	(3.5)
Research and development expenses	36.3	17.9	35.1	23.1	1.2
Restructuring and impairment charges	(0.9)	(0.4)	—	—	(0.9)

Operating income (loss)	(6.8)	(3.4)	(42.9)	(28.3)	36.1
Interest expense, net	15.7	7.7	14.4	9.5	1.3
Foreign currency gain (loss), net	(42.9)	(21.1)	(7.4)	(4.9)	(35.5)

Income (loss) before income taxes	(65.4)	(32.2)	(64.7)	(42.6)	(0.7)
Income tax expenses	2.5	1.2	2.3	1.5	0.3

Net income (loss)	$(67.9)	(33.4)%	$(67.0)	(44.1)%	$(0.9)

Net Sales

	Three months ended March 30, 2008		Three months ended April 1, 2007		Change Amount
	Amount	% of Total	Amount	% of total
	(in millions; %)
Display Solutions	$94.0	46.3%	$58.9	38.8%	$35.1
Imaging Solutions	24.3	12.0%	11.8	7.8	12.6
Semiconductor Manufacturing Services	82.8	40.8%	57.8	38.1	25.1
All other	2.0	1.0%	23.4	15.4	(21.4)

	$203.1	100.0%	$151.8	100.0%	$51.3

Net sales for the three months ended March 30, 2008 increased $51.3 million, or 33.8% compared to the three months ended April 1, 2007. Net sales generated in the three operating segments during the current quarter were $201.1 million, an increase of $72.7 million or 56.6% from the net sales of the three operating segments for the prior-year quarter, primary due to increased design wins and new account development. We believe that we will continue to experience growth in future periods due to expansion of these design wins into full production.

Display Solutions. Net sales from Display Solutions for the three months ended March 30, 2008 were $94.0 million, a $35.1 million or 59.6% increase from $58.9 million for the three months ended April 1, 2007. The increase resulted from a 76.6% sales volume increase, primarily from display driver products for LCD televisions, PC monitors and mobile devices. These increases in volume were partially offset by a 14.9% decrease in average selling prices. We believe that strong demand for display driver interfaces that manage power consumption efficiently as well as for high-resolution and feature-rich display drivers will contribute positively to the results of our Display Solutions segment in future quarters.

Imaging Solutions. Net sales from Imaging Solutions increased $12.6 million in the current quarter, or 106.6% compared to net sales generated in the prior year quarter. This increase resulted from a 145.3% sales volume increase, particularly of small form factor VGA products, and was partially offset by a 12.2% decrease in average selling prices.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the first quarter of 2008, were $82.8 million, a $25.1 million or 43.4% increase compared to net sales of $57.8 million for the prior year quarter. This increase was primarily due to a 59.6% sales volume increase. We expect the results for our Semiconductor Manufacturing Services segment to remain stable or grow in the remainder of 2008.

All other. Net sales from All other for the three months ended March 30, 2008 were $2.0 million compared to $23.4 million for the three months ended April 1, 2007. This decrease of $21.4 million substantially represents the revenue decrease from our unit processing service rendered to Hynix.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 30, 2008 and April 1, 2007, respectively:

	Three months ended March 30, 2008		Three months ended April 1, 2007
	Amount	% of Total	Amount	% of Total
	(in millions; %)
Korea	$104.0	51.2%	$99.3	65.5%
Asia Pacific	47.7	23.5	32.5	21.4
Japan	28.6	14.1	7.9	5.2
North America	18.1	8.9	9.2	6.0
Europe	4.7	2.3	2.9	1.9

Total net revenues	$203.1	100.0%	$151.8	100.0%

Gross Profit

	Three months ended March 30, 2008		Three months ended April 1, 2007		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Display Solutions	$19.5	20.7%	$7.1	12.0%	$12.4
Imaging Solutions	0.9	3.8	(1.4)	(12.1)	2.3
Semiconductor Manufacturing Services	26.6	32.2	2.8	4.9	23.8
All other	0.8	43.3	6.4	27.4	(5.6)

	$47.9	23.6%	$14.9	9.8%	$32.9

Total gross profit increased $32.9 million in the first quarter of 2008, or 220.8%, compared to the gross profit generated in the prior-year quarter. Gross profit percentage for the current quarter was 23.6% of net sales, an increase of 13.8% from 9.8% for the prior-year quarter. This increase in gross profit percentage was primarily attributable to an overall decrease in unit costs due to increase in overall production volume and decrease in depreciation expense. We expect our gross profit to benefit in the next several quarters from the sale of inventory reflecting our reduced cost structure as well as due to increased capacity utilization.

Display Solutions. Gross profit percentage for Display Solutions for the three months ended March 30, 2008 improved to 20.7% compared to 12.0% for the three months ended April 1, 2007 primarily due to a 76.6% increase in sales volume and a decrease in unit costs that resulted from an increase in overall production volume.

Imaging Solutions. Gross profit percentage for Imaging Solutions increased to 3.8% in the first quarter ended March 30, 2008 compared to a gross loss in the first quarter ended April 1, 2007 primarily due to a 145.3% increase in sales volume.

Semiconductor Manufacturing Services. Gross profit for Semiconductor Manufacturing Services improved to 32.2% in the first quarter of 2008 from 4.9% in the prior-year quarter. This increase was due to a 59.6% increase in sales volume and a decrease in unit costs, resulting from an overall increase in production volume.

All other. Gross profit percentage for All other for current quarter increased to 43.3% from 27.4% for the prior year quarter. This improvement in gross profit percentage is mainly attributable to lower fixed cost per unit. With respect to our new power management solutions business, we expect positive gross margin, as it will generate net sales from newly introduced products which should realize relatively higher average selling prices and benefit from efficient production process technology.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.2 million or 9.5% of net sales for the three months ended March 30, 2008 compared to $22.7 million or 15.0% for the three months ended April 1, 2007. The decrease of $ 3.5 million or 15.4% from the prior-year quarter was mainly due to a $3.6 million gain from the disposal of tangible assets.

Research and Development Expenses. Research and development expenses for the current quarter were $36.3 million, an increase of $1.2 million or 3.5% from $35.1 million for the prior year quarter. This increase in research and development expenses essentially represented our focus on the introduction of new products, especially for the Imaging Solutions and Display Solutions segments. As a percentage of net sales, research and development expenses for the current quarter decreased to 17.9% compared to 23.1% for the prior-year quarter. We expect research and development expenses in 2008 to be generally consistent with the levels of 2007 on a percentage of net sales basis.

Restructuring and Impairment Charges. During the three-month period ending July 1, 2007, we recognized $2.0 million of restructuring accruals under SFAS No 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The restructuring charges were related to the closure of our five-inch wafer fabrication facilities, and those charges consist of one-time termination benefits, transfer of machinery and other associated costs. Prior to and during the three months ended March 30, 2008, actual payments were charged against the restructuring accruals. We believe the restructuring activities are substantially completed as of March 30, 2008. Accordingly, we reversed $0.9 million of unused restructuring accruals.

Other Income (Expense)

Interest Expense. Net. Net interest expense was $15.7 million during the three months ended March 30, 2008 compared to $14.4 million for the three months ended April 1, 2007. Interest expense was incurred to service our notes in the amount of $750.0 million and drawings under our senior secured facility. At March 30, 2008, the notes bore interest at a weighted average interest rate of 7.80%. Drawings under our senior secured credit facility bore interest at March 30, 2008 at either three-month LIBOR plus 4.75% or ABR plus 3.75%. The increase in net interest expense was mainly due to an increase in interest expense driven by drawdowns from our senior secured credit facility and a decrease in interest income from financial assets including cash and cash equivalents.

Foreign Currency Gain (Loss), net. Net foreign currency loss for the three months ended March 30, 2008 was $42.9 million, compared to net foreign exchange loss of $7.4 million for the three months ended April 1, 2007.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korea won and the U.S. dollar. Foreign currency translation loss from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their maturity dates. The Korean Won to U.S. dollar exchange rates were 992.4:1 and 941.1:1 using the noon buying rate in effect as of March 30, 2008 and April 1, 2007, respectively, as quoted by the Federal Reserve Bank of New York.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the current quarter were $2.5 million, consistent with income tax expenses of $2.3 million for the same quarter of 2007. Income tax expense for the first quarter 2008 was comprised of $0.7 million of current income taxes incurred in various jurisdictions in which we operate, $1.4 million of withholding taxes mostly paid on intercompany interest payment and $0.4 million of income tax increase effect from the change of deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we did not recognize these withholding taxes as deferred assets

Liquidity and Capital Resources

Our principal capital requirements are to invest in research and development and capital equipment, to make debt service payments on the notes and our senior secured credit facility and to fund working capital needs. We anticipate that operating cash flow, together with available borrowing capacity under our senior secured credit facility, will be sufficient to meet our research and development and capital expenditures needs, to service requirements on our debt obligations and to fund our working capital needs for the foreseeable future. As of March 30, 2008, we had total outstanding long-term debt of $750.0 million.

Our principal sources of liquidity are our cash, cash equivalents and available borrowings under our senior secured credit facility of $100 million. As of March 30, 2008, our cash and cash equivalents balance was $53.5 million or 7.7% of our total assets, a $10.8 million decrease from $64.3 million or 9.1% of total assets as of December 31, 2007. The decrease in cash and cash equivalents during the first quarter of 2008 was primarily attributable to cash outflow of $3.5 million in operating activities, coupled with cash outflow associated with quarterly capital expenditures of $10.1 million.

During the three months ended March 30, 2008, net cash used in operating activities was $3.5 million, compared to $20.2 million of net cash used by operating activities during the prior-year quarter. This difference in cash from operating activities between the two periods was primarily attributable to increase in gross profit of $32.9 million resulting mainly from higher revenue. The net operating cash outflow for the current quarter principally reflects our net loss of $67.9 million adjusted by non-cash charges of $65.9 million, which mainly consisted of depreciation and foreign currency translation loss and an increase in operating assets and liabilities of $1.5 million.

Our working capital balance as of March 30, 2008 was $38.2 million compared to $55.6 million as of December 31, 2007. The decrease of $17.4 million in our working capital balance was mainly due to a $27.2 million increase in current liabilities due to the timing of payments at the quarter end and a $10.9 million reduction in cash and cash equivalents which was used to support our capital investment and operations. This decrease was partially offset by an increase in accounts receivable of $23.5 million due to increase in revenue and a timing of receipts at the quarter end. .

For investing activities, net cash outlay during the first quarter of 2008 was $6.7 million, compared to $8.9 million in the prior-year quarter, primarily related to capital expenditures and partial offset by a cash inflow from the sales of tangible and intangible assets.

For the three months ended March 30, 2008, there were no significant financing activities, consistent with the prior-year quarter.

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

Capital Expenditures. For the three months ended March 30, 2008, capital expenditures were $10.1 million, a $1.8 million or 20.6% increase from $8.3 million for the three months ended April 1, 2007. This increase was used to support capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth in future periods.

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

Seasonality

Our net sales are affected by market variations from quarter to quarter due to the business cycles, and resulting product demand, of our customers. Our Imaging and Display Solutions businesses typically experience demand increases in the third and fourth calendar quarters due to increased holiday demand for the consumer products that serve as the end markets for our products. During the first quarter, by contrast, consumer products manufacturers generally reduce orders in order to burn off excess inventory from the holiday season. In our Semiconductor Manufacturing Services business, the supply-demand cycle is usually one quarter ahead of the broader semiconductor market due to lead time from wafer input to shipment to our customers, so the demand for these products tends to peak in the third quarter and begin slowing in the fourth and first quarters.

Contractual Obligations

Summarized in the table below are estimates of future payments under debt obligations and minimum lease payment obligations at March 30, 2008. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table below.

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(in millions)
Senior secured credit facility(1)(2)	$80.3	$80.3	$—	$—	$—	$—	$—
Notes(1)(3)	1,027.7	43.9	58.5	58.5	557.4	20.0	289.4
Operating lease	50.7	7.9	10.7	10.7	10.7	10.7	—
Others(1)	20.7	5.6	8.2	6.3	0.4	0.2	—

(1)	Includes interest obligations thereon.

(2)	Represents amounts outstanding under the senior secured credit facility.

(3)	Includes interest obligations on the notes. For purposes of estimating the interest obligations under our Floating Rate Second Priority Senior Secured Notes, we used the average interest rate for such notes during the three months ended March 30, 2008.

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

In November 2007, the lenders under our senior secured credit facility waived certain provisions of the credit agreement to permit us to consummate our proposed corporate reorganization and proposed public offering and to use the proceeds from the public offering as described in our registration statement. Upon consummation of the proposed corporate reorganization, MagnaChip Semiconductor Corporation will become a guarantor and grant a security interest with respect to the obligations under the senior secured credit facility.

We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. Our unrecognized tax benefits totaled $1.7 million as of March 30, 2008. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

On December 23, 2004, two of our subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior secured credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of our senior secured credit facility as of March 30, 2008 and December 31, 2007 was $9.8 million and $4.5 million, respectively. The utilized portions of the credit facility are related to the issuance of letters of credit and cash drawdowns.

Other than the senior secured credit facility, we believe there are no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings. SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008. The Company has not elected to adopt SFAS 159.

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contract. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its consolidated financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which the Company has not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 30, 2008 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.2 million in our U.S. dollar financial instruments balance and cash balance. Based on the Japanese yen cash balance at March 30, 2008, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $39 thousand in our U.S. dollar cash balance.

Interest Rate Risk. The $200 million 6  7/8% second priority senior secured notes due 2011 and the $250 million 8% senior subordinated notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at March 30, 2008, we estimate that we would have additional interest expense costs over the market rate of $2.9 million (on a 360-day basis). The fair value of these fixed rate notes would have decreased by $6.6 million or increased by $6.8 million with a 10% increase or decrease in the interest rate, respectively.

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

Disclosure Controls and Procedures

As required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our Chief Executive Officer, or our CEO, and our Chief Financial Officer, or our CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in evaluation the cost-benefit relationship of possible controls and procedures.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high volume products or services, our financial results would be adversely affected. While we served more than 160 customers in the quarter ended March 30, 2008, net sales to our 10 largest customers represented approximately 62.8% of our net sales for the period. One customer represented greater than 10% of our net sales during the quarter ended March 30, 2008. Significant reductions in sales to any of these customers, the loss of major customers or a general curtailment in orders for our high volume products or services within a short period of time would adversely affect our business.

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

Since we began operations as a separate entity in 2004, we have not generated a profit and have generated significant net losses. As of March 30, 2008, we had an accumulated deficit of approximately $635.5 million and negative unitholders’ equity. To become profitable, we will need to generate and sustain substantially higher revenue while maintaining or reducing expenses. We currently expect to incur higher expenses in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we become profitable, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

If we encounter future labor problems, we may fail to deliver our products and services in a timely manner, which could adversely affect our revenues and profitability.

As of March 30, 2008, approximately 59.7% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

We may incur costs to engage in future business combinations or strategic investments, and we may not realize the anticipated benefits of those transactions.

As part of our business strategy, we may seek to enter into business combinations, investments, joint ventures and other strategic alliances with other companies in order to maintain and grow revenue and market presence as well as to provide us with access to technology, products and services. Any such transaction would be accompanied by risks that may harm our business, such as difficulties in assimilating the operations, personnel and products of an acquired business or in realizing the projected benefits; disruption of our ongoing business; potential increases in our indebtedness and contingent liabilities; and charges if the acquired company or assets are later determined to be worth less than the amount paid for them in an earlier acquisition. In addition, our senior secured credit facility and the indentures governing our senior secured notes and senior subordinated notes may restrict us from making acquisitions that we may otherwise wish to pursue.

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

Our competitors may develop, patent or gain access to know-how and technology similar to our own. In addition, many of our patents are subject to cross licenses, several of which are with our competitors. The noncompetition arrangement agreed to by Hynix in connection with our acquisition from Hynix, or the Original Acquisition, expired on October 1, 2007. Under that arrangement, Hynix retained a perpetual license to use the intellectual property that we acquired from Hynix in the Original Acquisition. Now that these noncompetition restrictions have expired, Hynix and its subsidiaries are free to develop products that may incorporate or embody intellectual property developed by us prior to October 2004.

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

We may require more capital in the future from equity or debt financings to fund our operations, finance investments in equipment and infrastructure, acquire complimentary businesses and technologies, and respond to competitive pressures and potential strategic opportunities. If we raise additional funds through further issuances of equity or other securities convertible into equity, our existing equityholders could suffer significant dilution, and any new securities we issue could have rights, preferences or privileges senior to those of the holders of our equity securities. In addition, additional capital may not be available when needed or, if available, may not be available on favorable terms. In addition, our senior secured credit facility and the indentures governing our notes limit our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.

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

As of March 30, 2008, our total indebtedness representing long and short-term borrowings, including the current portion of long-term borrowings, was approximately $830 million. Our substantial debt could have important consequences, including:

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From the Original Acquisition in October 2004 through March 30, 2008, we recognized aggregate restructuring and impairment charges of $141.7 million, which consisted of $136.5 million of impairment charges and $5.2 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business and incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 19, 2008, two of our former employees exercised options to acquire 11,375 of our common units at an aggregate purchase price of $20,890.00. Because the offering transactions took place outside the U.S. and the optionees were not U.S. persons, the issuance of these securities was exempt from registration under Regulation S.

On March 12, 2008, one of our former employees exercised options to acquire 2,437.50 of our common units at a purchase price of $7,312.50. Because the offering transaction took place outside the U.S. and the optionee was not a U.S. person, the issuance of these securities was exempt from registration under Regulation S.

Item 5(a).	Other Information.

Effective May 8, 2008, MagnaChip Semiconductor, Ltd. (the “Subsidiary”), our subsidiary, entered into an Amended and Restated Service Agreement (the “Park Restated Agreement”) with Sang Park, who serves as our Chief Executive Officer and Chairman. The Park Restated Agreement amends the initial Service Agreement entered into between Mr. Park and the Subsidiary as of May 27, 2006, to provide for (A) the payment of an additional one-time performance bonus of $900,000 on the earlier of (i) June 30, 2009 or (ii) the date (but not before January 1, 2009) which is six months after the closing of the first to occur of a change of control or first public offering of our equity securities, (B) certain expatriate, repatriation and international service benefits, (C) continued participation in our benefit plans for up to two years after any involuntary termination, and (D) additional provisions related to compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The foregoing description is qualified in its entirety by reference to the Park Restated Agreement, a copy of which is filed as Exhibit 10.36a to this report and incorporated herein by reference.

Effective May 8, 2008, the Subsidiary entered into an Amended and Restated Service Agreement (the “Krakauer Restated Agreement”) with Robert Krakauer, who serves as our President, Chief Financial Officer, and General Manager, Imaging Solutions Division. The Krakauer Restated Agreement amends the initial Service Agreement entered into between Mr. Krakauer and the Subsidiary as of October 6, 2004, to provide for (A) the payment of the full eligible annual incentive bonus for 2007, less any amount of the annual incentive previously paid, (B) the payment of an additional one-time performance bonus of $750,000 on the earlier of (i) June 30, 2009 or (ii) the date (but not before January 1, 2009) which is six months after the closing of the first to occur of a change of control or first public offering of our equity securities, (C) vesting of restricted units such that vested units will not be subject to forfeiture to or repurchase by us, and (D) additional provisions related to compliance with Section 409A of the Code. The foregoing description is qualified in its entirety by reference to the Krakauer Restated Agreement, a copy of which is filed as Exhibit 10.19a to this report and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description

10.19a	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Robert Krakauer

10.36a	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR LLC

Dated: May 13, 2008	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: May 13, 2008	By:	/s/ Robert J. Krakauer
Robert J. Krakauer
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.19a	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Robert Krakauer

10.36a	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.