Form 10-Q
period 2008-06-29
MAGNACHIP SEMICONDUCTOR LLC
filed 2008-08-13
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2008

or

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

As of August 1, 2008, the registrant had 52,923,482.797 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$194,676	$194,053	$397,728	$345,836
Cost of sales	145,522	166,299	300,708	303,159

Gross profit	49,154	27,754	97,020	42,677

Selling, general and administrative expenses	23,010	25,531	42,234	48,260
Research and development expenses	35,494	32,534	71,841	67,652
Restructuring and impairment charges	—	12,084	(875)	12,084

Operating loss	(9,350)	(42,395)	(16,180)	(85,319)

Other income (expenses)
Interest expense, net	(15,816)	(14,952)	(31,511)	(29,368)
Foreign currency gain (loss), net	(31,149)	13,868	(74,013)	6,477

Loss before income taxes	(56,315)	(43,479)	(121,704)	(108,210)

Income tax expenses	3,278	1,845	5,786	4,096

Net loss	$(59,593)	$(45,324)	$(127,490)	$(112,306)

Dividends accrued on preferred units	3,281	2,983	6,399	5,853

Net loss attributable to common units	$(62,874)	$(48,307)	$(133,889)	$(118,159)

Net loss per common units
- Basic and diluted	$(1.19)	$(0.92)	$(2.54)	$(2.24)

Weighted average number of units
- Basic and diluted	52,736,809	52,772,652	52,658,459	52,746,718

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	June 29, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$36,503	$64,345
Accounts receivable, net	149,212	123,789
Inventories, net	63,532	75,867
Other receivables	5,480	5,771
Other current assets	17,458	10,951

Total current assets	272,185	280,723

Property, plant and equipment, net	246,239	279,669
Intangible assets, net	82,079	104,725
Other non-current assets	44,780	42,766

Total assets	$645,283	$707,883

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$118,058	$89,977
Other accounts payable	24,274	30,661
Accrued expenses	20,272	18,100
Short-term borrowings	85,000	80,000
Other current liabilities	3,758	6,377

Total current liabilities	251,362	225,115

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	70,615	74,176
Other non-current liabilities	12,953	6,666

Total liabilities	1,084,930	1,055,957

Commitments and contingencies
Series A redeemable convertible preferred units; $1,000 par value; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at June 29, 2008 and December 31, 2007	—	—
Series B redeemable convertible preferred units; $1,000 par value; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at June 29, 2008 and December 31, 2007	135,804	129,405

Total redeemable convertible preferred units	135,804	129,405

Unitholders’ equity
Common units; $1 par value; 65,000,000 units authorized, 52,919,108 and 52,844,222 units issued and outstanding at June 29, 2008 and December 31, 2007	52,919	52,844
Additional paid-in capital	2,900	3,077
Accumulated deficit	(698,338)	(564,449)
Accumulated other comprehensive income	67,068	31,049

Total unitholders’ equity	(575,451)	(477,479)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$645,283	$707,883

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Unitholders’ Equity

(Unaudited; in thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total
	Units	Amount
Three months ended June 29, 2008
Balance at March 30, 2008	52,847,472	$52,847	$3,135	$(635,464)	$51,592	$(527,890)
Exercise of unit options	143,272	143	1	—	—	144
Repurchase of common units	(71,636)	(71)	(357)	—	—	(428)
Unit-based compensation	—	—	121	—	—	121
Dividends accrued on preferred units	—	—	—	(3,281)	—	(3,281)
Comprehensive income (loss):
Net loss	—	—	—	(59,593)	—	(59,593)
Fair valuation of derivatives	—	—	—	—	779	779
Foreign currency translation adjustments	—	—	—	—	14,697	14,697

Total comprehensive loss						(44,117)

Balance at June 29, 2008	52,919,108	$52,919	$2,900	$(698,338)	$67,068	$(575,451)

Six months ended June 29, 2008
Balance at January 1, 2008	52,844,222	$52,844	$3,077	$(564,449)	$31,049	$(477,479)
Exercise of unit options	157,085	157	15	—	—	172
Repurchase of common units	(82,199)	(82)	(414)	—	—	(496)
Unit-based compensation	—	—	222	—	—	222
Dividends accrued on preferred units	—	—	—	(6,399)	—	(6,399)
Comprehensive income (loss):
Net loss	—	—	—	(127,490)	—	(127,490)
Fair valuation of derivatives	—	—	—	—	(864)	(864)
Foreign currency translation adjustments	—	—	—	—	36,883	36,883

Total comprehensive loss						(91,471)

Balance at June 29, 2008	52,919,108	$52,919	$2,900	$(698,338)	$67,068	$(575,451)

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

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands of US dollars)

	Six months ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities
Net loss	$(127,490)	$(112,306)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	41,882	89,974
Provision for severance benefits	6,890	9,379
Amortization of debt issuance costs	1,988	1,929
(Gain) loss on foreign currency translation, net	73,078	(6,326)
Gain on disposal of property, plant and equipment, net	(3,471)	—
Impairment charges	—	10,106
Other	386	110
Changes in operating assets and liabilities
Accounts receivable	(36,938)	(40,442)
Inventories	5,142	(13,237)
Other receivables	(74)	(411)
Deferred tax assets	854	—
Accounts payable	30,827	18,857
Other accounts payable	(6,005)	(8,135)
Accrued expenses	3,658	392
Other current assets	(70)	3,430
Other current liabilities	(836)	347
Payment of severance benefits	(2,794)	(4,402)
Other	(1,957)	768

Net cash used in operating activities	(14,930)	(49,967)

Cash flows from investing activities
Purchase of property, plant and equipment	(20,466)	(24,399)
Payment for intellectual property registration	(725)	(561)
Proceeds from disposal of property, plant and equipment	3,473	322
Other	(217)	512

Net cash used in investing activities	(17,935)	(24,126)

Cash flows from financing activities
Exercise of unit options	172	80
Repurchase of common units	(496)	—
Proceeds from short-term borrowings	155,000	40,000
Repayment of short-term borrowings	(150,000)	—

Net cash provided by financing activities	4,676	40,080
Effect of exchange rates on cash and cash equivalents	347	(426)

Net decrease in cash and cash equivalents	(27,842)	(34,439)

Cash and cash equivalents
Beginning of the period	64,345	89,173

End of the period	$36,503	$54,734

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the information required to be set forth therein. All inter-company accounts and transactions have been eliminated. The results of operations for the six-month period ended June 29, 2008 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings. SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008. The Company has not elected the fair value option to measure certain financial instruments. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

2. Inventories

Inventories as of June 29, 2008 and December 31, 2007 consist of the following:

	June 29, 2008	December 31, 2007
Finished goods	$15,418	$19,557
Semi-finished goods and work-in-process	50,094	56,877
Raw materials	5,980	7,498
Materials in-transit	1,325	555
Less: valuation allowances	(9,285)	(8,620)

Inventories, net	$63,532	$75,867

3. Property, Plant and Equipment

Property, plant and equipment as of June 29, 2008 and December 31, 2007 comprise the following:

	June 29, 2008	December 31, 2007
Buildings and related structures	$135,599	$150,951
Machinery and equipment	398,474	429,259
Vehicles and others	54,069	54,556

	588,142	634,766
Less: accumulated depreciation	(353,335)	(367,501)
Land	11,142	12,404
Construction in-progress	290	—

Property, plant and equipment, net	$246,239	$279,669

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

4. Intangible Assets

Intangible assets as of June 29, 2008 and December 31, 2007 are as follows:

	June 29, 2008	December 31, 2007
Technology	$19,006	$21,157
Customer relationships	154,976	169,300
Goodwill	14,245	14,245
Intellectual property assets	8,961	9,320
Less: accumulated amortization	(115,109)	(109,297)

Intangible assets, net	$82,079	$104,725

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

Presently, borrowings under the credit agreement bear interest equal to the 3-month London Inter-bank Offering Rate (“LIBOR”) plus 4.75% or Alternate Base Rate (“ABR”) plus 3.75%. Additionally, the Company is required to pay the administrative agent for the account of each lender a commitment fee equal to 0.5% on the average daily unused amount of the commitment of each lender during the period from December 23, 2004 to but excluding the date on which such commitments terminate. As of June 29, 2008 and December 31, 2007, the Company had borrowed $85 million and $80 million, respectively, under this credit agreement.

Borrowings under the senior secured credit facility are subject to significant conditions, including compliance with financial ratios and other covenants and obligations.

Short-term borrowings as of June 29, 2008 and December 31, 2007 are presented as below:

	As of June 29, 2008		Amount of principal
	Maturity	Annual interest rate (%)	June 29, 2008	December 31, 2007
Euro dollar Revolving Loan	2008-06-30 ~ 2008-07-28	3 month LIBOR + 4.75	$80,000	$30,000
ABR Revolving Loan	2008-06-30	ABR + 3.75	5,000	50,000

			$85,000	$80,000

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

Details of long-term borrowings as of June 29, 2008 and December 31, 2007 are presented as below:

	Maturity	Annual interest rate (%)	Amount of principal
Floating Rate Second Priority Senior Secured Notes	2011	3 month LIBOR + 3.250	$300,000
6 7/8 % Second Priority Senior Secured Notes	2011	6.875	200,000
8% Senior Subordinated Notes	2014	8.000	250,000

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

As of June 29, 2008, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of June 29, 2008, the Company and all of its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of the Second Priority Senior Secured Notes and Senior Subordinated Notes.

Interest Rate Swap

Effective June 27, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to hedge the effect of the volatility of the 3-month London Inter-Bank Offering Rate (“LIBOR”) resulting from the Company’s $300 million of Floating Rate Second Priority Senior Secured Notes (the “Notes”). Under the terms of the Swap, the Company received a variable interest rate equal to the three-month LIBOR rate plus 3.25%. In exchange, the Company paid interest at a fixed rate of 7.34%. The Swap effectively replaced the variable interest rate on the notes with a fixed interest rate through the expiration date of the Swap on June 15, 2008.

The Swap qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, since at both the inception of the hedge and on an ongoing basis, the hedging relationship was expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The Company utilized the “hypothetical derivative method” to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The Swap agreement expired on June 15, 2008.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

7. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standards Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 29, 2008, 98% of all employees of the Company were eligible for severance benefits.

Changes in the carrying value of accrued severance benefits are as follows:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Beginning balance	$73,672	$65,101	$75,869	$64,642
Provisions	3,156	5,198	6,890	9,379
Severance payments	(1,182)	(1,438)	(2,794)	(4,402)
Effect of foreign currency translation and other	(3,537)	1,321	(7,856)	563

Ending balance	72,109	70,182	72,109	70,182

Less: Cumulative contributions to the National Pension Fund	(681)	(816)	(681)	(816)
Group Severance insurance plan	(813)	(913)	(813)	(913)

	$70,615	$68,453	$70,615	$68,453

The severance benefits are funded approximately 2.07% and 2.46% as of June 29, 2008 and July 1, 2007, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company expects to pay the following future benefits to its employees upon their normal retirement age:

Severance benefit
2009	$57
2010	35
2011	73
2012	146
2013	182
2014 – 2018	7,154

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

Changes in Series B for the three and six months ended June 29, 2008 and July 1, 2007 are as follows:

	Three months ended
	June 29, 2008		July 1, 2007
	Units	Amount	Units	Amount
Beginning of period	93,997	$132,523	93,997	$120,244
Accrual of preferred dividends	—	3,281	—	2,983

End of period	93,997	$135,804	93,997	$123,227

	Six months ended
	June 29, 2008		July 1, 2007
	Units	Amount	Units	Amount
Beginning of period	93,997	$129,405	93,997	$117,374
Accrual of preferred dividends	—	6,399	—	5,853

End of period	93,997	$135,804	93,997	$123,227

The Series B were issued to the original purchasers of the Company in 2004. Holders of Series B receive dividends which are cumulative, whether or not earned or declared by the board of directors. The cumulative cash dividends accrue at the rate of 10% per unit per annum on the Series B original issue price, compounded semi-annually.

9. Earnings per Unit

The following table illustrates the computation of basic and diluted loss per common unit for the three-month and six-month periods ended June 29, 2008 and July 1, 2007:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net loss	$(59,593)	$(45,324)	$(127,490)	$(112,306)
Dividends to preferred unitholders	3,281	2,983	6,399	5,853

Net loss attributable to common units	$(62,874)	$(48,307)	$(133,889)	$(118,159)

Weighted-average common units outstanding	52,736,809	52,772,652	52,658,459	52,746,718

Basic and diluted loss per unit	$(1.19)	$(0.92)	$(2.54)	$(2.24)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The following outstanding redeemable convertible preferred units issued, options granted and restricted units issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effect on the calculation:

	Six months ended
	June 29, 2008	July 1, 2007
Redeemable convertible preferred units	93,997	93,997
Options	4,903,725	4,725,871
Restricted units	179,937	445,155

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

10. Restructuring and Impairment Charges

Assets impairment

During the three months ended July 1, 2007, the Company recognized impairment charges of $10,106 thousand under SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”). The impairment charges were recorded related to the closure of one of the Company’s five-inch wafer fabrication facilities that had generated losses and no longer supported the Company’s strategic technology roadmap.

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

Restructuring

During the three months ended July 1, 2007, the Company recognized $1,978 thousand of restructuring accruals under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The restructuring charges were related to the closure of the Company’s five-inch wafer fabrication facilities and those charges consisted of one-time termination benefits, transfer of machinery and other associated costs. Up to the first quarter of 2008, actual payments were charged against the restructuring accruals and the Company believes the restructuring activities were substantially completed as of March 30, 2008. Accordingly, the Company reversed $875 thousand of unused restructuring accruals.

11. Uncertainty in Income Taxes

The Company’s subsidiaries file income tax returns in Korea, Japan, Taiwan, U.S. and other various jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all years since the beginning of its operation in October 2004.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $1,554 thousand of liabilities for unrecognized tax benefit, which are related to the temporary difference arising from the timing of expensing certain inventories. Such liabilities were accounted for as an increase to the January 1, 2007 balance of accumulated deficits. As of June 29, 2008 and July 1, 2007, the Company recorded $1,620 thousand and $1,625 thousand of liabilities for unrecognized tax benefits, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $37 thousand and $76 thousand of interest and penalties as income tax expenses for the three and six months ended June 29, 2008, respectively. And it also recognized $40 thousand and $80 thousand of interest and penalties as income tax expenses for the three and six months ended July 1, 2007, respectively. Total interest and penalties accrued as of June 29, 2008, July 1, 2007 and as of the FIN No. 48 adoption date were $696 thousand, $622 thousand and $530 thousand, respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

12. Segment Information

The Company has determined, based on the nature of its operations and products offered to customers, that its reportable segments are Display Solutions, Imaging Solutions, Semiconductor Manufacturing Services and Power Solutions, The Display Solutions segment’s primary products are flat panel display drivers and the Imaging Solutions segment’s primary products are CMOS image sensors. The Semiconductor Manufacturing Service segment provides for wafer foundry services to clients. The Power Solutions segment’s primary products are MOSFETs, analog switches, DC-DC converters and linear regulators. Net sales and gross profit for the “All other” category primarily relates to certain business activities that do not constitute operating or reportable segments.

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

	Three months ended
	June 29, 2008	July 1, 2007
Net Sales
Display Solutions	$83,663	$85,113
Imaging Solutions	20,888	17,371
Semiconductor Manufacturing Services	86,711	75,086
Power Solutions	2,091	—
All other	1,323	16,483

Total segment net sales	$194,676	$194,053

Gross Profit (Loss)
Display Solutions	$19,048	$8,136
Imaging Solutions	(1,893)	1,272
Semiconductor Manufacturing Services	30,463	11,716
Power Solutions	366	—
All other	1,170	6,630

Total segment gross profit	$49,154	$27,754

	Six months ended
	June 29, 2008	July 1, 2007
Net Sales
Display Solutions	$177,623	$143,983
Imaging Solutions	45,210	29,143
Semiconductor Manufacturing Services	169,538	132,841
Power Solutions	2,091	—
All other	3,266	39,869

Total segment net sales	$397,728	$345,836

Gross Profit (Loss)
Display Solutions	$38,516	$15,225
Imaging Solutions	(971)	(148)
Semiconductor Manufacturing Services	57,098	14,563
Power Solutions	362	—
All other	2,015	13,037

Total segment gross profit	$97,020	$42,677

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

As of June 29, 2008, approximately 98% of the Company’s property, plant and equipment were located in Korea.

Net sales from the Company’s ten largest customers accounted for 58.9% and 63.1% for the three months ended June 29, 2008 and July 1, 2007, respectively, and 59.6% and 65.6% for the six months ended June 29, 2008 and July 1, 2007, respectively.

The Company recorded $45.0 million and $52.6 million of sales to one customer within the Display Solutions segment, which represents greater than 10% of net sales, for the three months ended June 29, 2008 and July 1, 2007, respectively, and $91.1 million and $95.4 million for the six months ended June 29, 2008 and July 1, 2007, respectively.

13. Commitments and Contingencies

Advisory agreements were entered into as of October 6, 2004 by and between the Company and each of the advisors including Court Square Advisor, LLC (successor in interest to CVC Management LLC) (“Court Square”), CVC Capital Partners Asia Limited (“CVC Capital”) and Francisco Partners Management LLC (“Francisco Partners”). The Company was to pay each of Court Square and Francisco Partners an annual advisory fee the amount of which shall be the greater of $1,379,163 per annum or 0.14777% per annum of annual consolidated revenue, and is also to pay CVC Capital an annual advisory fee the amount of which shall be the greater of $741,673 per annum or 0.07946% per annum of annual consolidated revenue plus reasonable out-of-pocket expenses for an initial term of 10 years (subsequently extended for an additional year), subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. During the year ended December 31, 2005 and the three-month period ended December 31, 2004, the Company accrued $3,545 thousand and $890 thousand of accrued expenses under these agreements, respectively. During the year ended December 31, 2006, due to lower financial performances, the advisors agreed to waive the advisory fee and, therefore, the Company did not accrue any expenses. Effective June 30, 2007, the parties to the advisory agreements entered into that certain First Amendment to Advisory Agreement (the “Amendment”) under which all rights and obligations of the parties terminate except for indemnity and liability provisions. The Amendment provides that upon a sale of the Company to an unaffiliated third party or a firmly underwritten public offering of common equity of the Company with net proceeds of $50 million or more, the Company must pay a termination fee to the advisors in the amount of all advisory fees not paid under the advisory agreements plus the net present value of all advisory fees that would have been payable through October 6, 2014 had the advisory agreements not been amended. The amount of the termination fee will be determined through discussions between the parties to the advisory agreements, and the Company currently expects the termination fee will be approximately $9.8 million.

The Company has made a contingent commitment to its employees that it will pay an incentive of approximately $30 million in total. This incentive payment is subject to management’s discretion and would be distributed to all employees, other than senior management, who are employed by the Company at the closing date of the Company’s initial public offering.

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

Below are condensed consolidating balance sheets as of June 29, 2008 and December 31, 2007, condensed consolidating statements of operations for the three months and six months ended June 29, 2008 and July 1, 2007 and condensed consolidating statement of cash flows for the six months ended June 29, 2008 and July 1, 2007 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended June 29, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$189,599	$102,170	$(97,093)	$194,676
Cost of sales	—	—	144,768	88,675	(87,921)	145,522

Gross profit	—	—	44,831	13,495	(9,172)	49,154

Selling, general and administrative expenses	93	212	19,065	3,801	(161)	23,010
Research and development expenses	—	—	36,345	8,121	(8,972)	35,494

Operating income (loss)	(93)	(212)	(10,579)	1,573	(39)	(9,350)

Other income (expenses)	—	(2,979)	(46,708)	2,722	—	(46,965)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(93)	(3,191)	(57,287)	4,295	(39)	(56,315)

Income tax expenses	—	561	37	2,680	—	3,278

Loss before equity in loss of related investment	(93)	(3,752)	(57,324)	1,615	(39)	(59,593)

Loss of related investment	(59,500)	(55,963)	—	(56,817)	172,280	—

Net loss	$(59,593)	$(59,715)	$(57,324)	$(55,202)	$172,241	$(59,593)

Dividends accrued on preferred units	3,281	—	—	—	—	3,281

Net loss attributable to common units	$(62,874)	$(59,715)	$(57,324)	$(55,202)	$172,241	$(62,874)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the six months ended June 29, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$382,977	$207,485	$(192,734)	$397,728
Cost of sales	—	—	295,857	180,445	(175,594)	300,708

Gross profit	—	—	87,120	27,040	(17,140)	97,020

Selling, general and administrative expenses	213	694	34,425	7,263	(361)	42,234
Research and development expenses	—	—	73,191	15,925	(17,275)	71,841
Restructuring and impairment charge	—	—	(875)	—	—	(875)

Operating income (loss)	(213)	(694)	(19,621)	3,852	496	(16,180)

Other income (expenses)	—	9,553	(101,758)	(13,319)	—	(105,524)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(213)	8,859	(121,379)	(9,467)	496	(121,704)

Income tax expenses	—	604	81	5,101	—	5,786

Income (loss) before equity in loss of related investment	(213)	8,255	(121,460)	(14,568)	496	(127,490)

Loss of related investment	(127,277)	(136,072)	—	(120,161)	383,510	—

Net loss	$(127,490)	$(127,817)	$(121,460)	$(134,729)	$384,006	$(127,490)

Dividends accrued on preferred units	6,399	—	—	—	—	6,399

Net loss attributable to common units	$(133,889)	$(127,817)	$(121,460)	$(134,729)	$384,006	$(133,889)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended July 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$188,651	$80,257	$(74,855)	$194,053
Cost of sales	—	—	165,326	69,832	(68,859)	166,299

Gross profit	—	—	23,325	10,425	(5,996)	27,754

Selling, general and administrative expenses	189	229	21,905	3,271	(63)	25,531
Research and development expenses	—	—	32,778	5,641	(5,885)	32,534
Restructuring and Impairment charges	—	—	12,084	—	—	12,084

Operating income (loss)	(189)	(229)	(43,442)	1,513	(48)	(42,395)

Other income (expenses)	—	(1,524)	(27)	467	—	(1,084)

Income (loss) before income taxes, equity in earning (loss) of related equity investment	(189)	(1,753)	(43,469)	1,980	(48)	(43,479)

Income tax expenses	—	42	1	1,802	—	1,845

Loss before equity in loss of related investment	(189)	(1,795)	(43,470)	178	(48)	(45,324)

Loss of related investment	(45,135)	(43,557)	—	(43,079)	131,771	—

Net loss	$(45,324)	$(45,352)	$(43,470)	$(42,901)	$131,723	$(45,324)

Dividends accrued on preferred units	2,983	—	—	—	—	2,983

Net loss attributable to common units	$(48,307)	$(45,352)	$(43,470)	$(42,901)	$131,723	$(48,307)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the six months ended July 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$335,257	$137,099	$(126,520)	$345,836
Cost of sales	—	—	301,040	117,832	(115,713)	303,159

Gross profit	—	—	34,217	19,267	(10,807)	42,677

Selling, general and administrative expenses	245	561	40,707	6,683	64	48,260
Research and development expenses	—	—	68,076	10,225	(10,649)	67,652
Restructuring and Impairment charges	—	—	12,084	—	—	12,084

Operating income (loss)	(245)	(561)	(86,650)	2,359	(222)	(85,319)

Other expenses	—	(2,630)	(20,015)	(246)	—	(22,891)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(245)	(3,191)	(106,665)	2,113	(222)	(108,210)

Income tax expenses	—	85	34	3,977	—	4,096

Loss before equity in loss of related investment	(245)	(3,276)	(106,699)	(1,864)	(222)	(112,306)

Loss of related investment	(112,061)	(109,002)	—	(106,669)	327,732	—

Net loss	$(112,306)	$(112,278)	$(106,699)	$(108,533)	$327,510	$(112,306)

Dividends accrued on preferred units	5,853	—	—	—	—	5,853

Net loss attributable to common units	$(118,159)	$(112,278)	$(106,699)	$(108,533)	$327,510	$(118,159)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

June 29, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$238	$5,373	$27,443	$3,449	$—	$36,503
Accounts receivable, net	—	—	158,193	91,595	(100,576)	149,212
Inventories, net	—	—	62,744	953	(165)	63,532
Other receivables	—	718	8,267	6,464	(9,969)	5,480
Short-term inter-company loans	—	80,000	—	80,000	(160,000)	—
Other current assets	3,151	3,755	14,233	6,804	(10,485)	17,458

Total current assets	3,389	89,846	270,880	189,265	(281,195)	272,185

Property, plant and equipment, net	—	—	241,161	5,078	—	246,239
Intangible assets, net	—	—	64,866	17,361	(148)	82,079
Investments in subsidiaries	(439,392)	(530,633)	—	(327,318)	1,297,343	—
Long-term inter-company loans	—	824,512	—	635,544	(1,460,056)	—
Other non-current assets	—	12,391	41,098	9,512	(18,221)	44,780

Total assets	(436,003)	396,116	618,005	529,442	(462,277)	645,283

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$140,615	$78,019	$(100,576)	$118,058
Other accounts payable	3,624	5	28,483	2,131	(9,969)	24,274
Accrued expenses	20	3,045	18,624	5,846	(7,263)	20,272
Short-term Borrowings	—	85,000	80,000	80,000	(160,000)	85,000
Other current liabilities	—	549	1,470	4,961	(3,222)	3,758

Total current liabilities	3,644	88,599	269,192	170,957	(281,030)	251,362

Long-term borrowings	—	750,000	621,000	839,056	(1,460,056)	750,000
Accrued severance benefits, net	—	—	69,999	616	—	70,615
Other non-current liabilities	—	—	11,479	19,695	(18,221)	12,953

Total liabilities	3,644	838,599	971,670	1,030,324	(1,759,307)	1,084,930
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	135,804	—	—	—	—	135,804

Total redeemable convertible preferred units	135,804	—	—	—	—	135,804

Unitholders’ equity
Common units	52,919	136,229	39,005	55,778	(231,012)	52,919
Additional paid-in capital	2,900	2,066	156,044	108,164	(266,274)	2,900
Accumulated deficit	(698,338)	(648,598)	(613,405)	(736,128)	1,998,131	(698,338)
Accumulated other comprehensive income	67,068	67,820	64,691	71,304	(203,815)	67,068

Total unitholders’ equity	(575,451)	(442,483)	(353,665)	(500,882)	1,297,030	(575,451)

Total liabilities , redeemable convertible preferred units and unitholder’s equity	$(436,003)	$396,116	$618,005	$529,442	$(462,277)	$645,283

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$163	$31,248	$24,301	$8,633	$—	$64,345
Accounts receivable, net	—	—	131,101	68,156	(75,468)	123,789
Inventories, net	—	—	71,930	4,598	(661)	75,867
Other receivables	—	717	5,846	12,702	(13,494)	5,771
Short-term inter-company loan		50,000	—	50,000	(100,000)	—
Other current assets	1,129	9,037	9,309	6,047	(14,571)	10,951

Total current assets	1,292	91,002	242,487	150,136	(204,194)	280,723

Property, plant and equipment, net	—	—	275,997	3,672	—	279,669
Intangible assets, net	—	—	86,571	18,328	(174)	104,725
Investments in subsidiaries	(348,345)	(431,611)	—	(243,130)	1,023,086	—
Long-term inter-company loans	—	809,754	—	634,837	(1,444,591)	—
Other non-current assets	—	13,897	38,866	9,823	(19,820)	42,766

Total assets	$(347,053)	$483,042	$643,921	$573,666	$(645,693)	$707,883

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$101,056	$64,389	$(75,468)	$89,977
Other accounts payable	1,021	5	40,381	2,748	(13,494)	30,661
Accrued expenses	—	3,389	16,412	9,647	(11,348)	18,100
Short-term borrowings	—	80,000	50,000	50,000	(100,000)	80,000
Other current liabilities	—	503	3,714	5,383	(3,223)	6,377

Total current liabilities	1,021	83,897	211,563	132,167	(203,533)	225,115

Long-term borrowings	—	750,000	621,000	823,591	(1,444,591)	750,000
Accrued severance benefits, net	—	—	73,700	476	—	74,176
Other non-current liabilities	—	—	4,867	21,619	(19,820)	6,666

Total liabilities	1,021	833,897	911,130	977,853	(1,667,944)	1,055,957
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred unites	129,405	—	—	—	—	129,405

Total redeemable convertible preferred units	129,405	—	—	—	—	129,405

Unitholders’ equity
Common units	52,844	136,229	39,005	55,778	(231,012)	52,844
Additional paid-in capital	3,077	1,899	155,888	107,946	(265,733)	3,077
Accumulated deficit	(564,449)	(520,781)	(491,945)	(601,399)	1,614,125	(564,449)
Accumulated other comprehensive income	31,049	31,798	29,843	33,488	(95,129)	31,049

Total unitholders’ equity	(477,479)	(350,855)	(267,209)	(404,187)	1,022,251	(477,479)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(347,053)	$483,042	$643,921	$573,666	$(645,693)	$707,883

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 29, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(127,490)	$(127,817)	$(121,460)	$(134,729)	$384,006	$(127,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	40,040	1,842	—	41,882
Provision for severance benefits	—	—	6,772	118	—	6,890
Amortization of debt issuance costs	—	1,506	482	—	—	1,988
(Gain) loss on foreign currency translation, net	—	(14,758)	72,435	15,401	—	73,078
Loss (gain) on disposal of property, plant and equipment, net	—	—	(3,472)	1	—	(3,471)
Loss of related investment	127,277	136,072	—	120,161	(383,510)	—
Other	10	—	503	(127)	—	386
Changes in operating assets and liabilities:
Accounts receivable	—	—	(40,986)	(21,060)	25,108	(36,938)
Inventories	—	—	1,891	3,750	(499)	5,142
Other receivables	—	—	(2,816)	6,267	(3,525)	(74)
Deferred tax assets	—	—	—	854	—	854
Accounts payable	—	—	44,254	11,681	(25,108)	30,827
Other accounts payable	2,604	—	(11,465)	(669)	3,525	(6,005)
Accrued expenses	20	(344)	3,727	(3,830)	4,085	3,658
Other current assets	(2,022)	4,292	3,950	(578)	(5,712)	(70)
Other current liabilities	—	46	(2,042)	(521)	1,681	(836)
Payment of severance benefits	—	—	(2,794)	—	—	(2,794)
Other	—	128	(2,237)	(2,980)	3,132	(1,957)

Net cash provided by (used in) operating activities	399	(875)	(13,218)	(4,419)	3,183	(14,930)

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(18,800)	(1,666)	—	(20,466)
Payment for intellectal property registration	—	—	(479)	(246)	—	(725)
Proceeds from disposal of property, plant and equipment	—	—	3,472	1	—	3,473
Other	—	(30,000)	(132)	(30,085)	60,000	(217)

Net cash used in investing activities	—	(30,000)	(15,939)	(31,996)	60,000	(17,935)

Cash flows from financing activities:
Issuance of common stock	172	—	—	—	—	172
Repurchase of common stock	(496)	—	—	—	—	(496)
Repayment of short-term borrowings	—	(150,000)	(100,000)	(100,000)	200,000	(150,000)
Proceeds from short-term borrowings	—	155,000	130,000	130,000	(260,000)	155,000

Net cash provided by (used in) financing activities	(324)	5,000	30,000	30,000	(60,000)	4,676
Effect of exchange rates on cash and cash equivalents	—	—	2,299	1,231	(3,183)	347

Net increase (decrease) in cash and cash equivalents	75	(25,875)	3,142	(5,184)	—	(27,842)

Cash and cash equivalents:
Beginning of the period	163	31,248	24,301	8,633	—	64,345

End of the period	$238	$5,373	$27,443	$3,449	$—	$36,503

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the six months ended July 1, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(112,306)	$(112,278)	$(106,699)	$(108,533)	$327,510	$(112,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	87,890	2,084	—	89,974
Provision for severance benefits	—	—	9,312	67	—	9,379
Amortization of debt issuance costs	—	1,443	486	—	—	1,929
(Gain) loss on foreign currency translation	—	(4,160)	(5,495)	3,329	—	(6,326)
Impairment charges	—	—	10,106	—	—	10,106
Loss of related investment	112,061	109,002	—	106,669	(327,732)	—
Other	—	—	55	55	—	110
Changes in operating assets and liabilities:
Accounts receivable	—	—	(33,036)	(19,630)	12,224	(40,442)
Inventories	—	—	(13,509)	233	39	(13,237)
Other receivables		—	(871)	6,707	(6,247)	(411)
Accounts payable	—	—	24,099	6,982	(12,224)	18,857
Other accounts payable	—	—	(10,740)	(3,642)	6,247	(8,135)
Accrued expenses	74	99	331	(5,814)	5,702	392
Other current assets	39	5,961	3,915	886	(7,371)	3,430
Other current liabilities	—	85	(480)	(660)	1,402	347
Payment of severance benefits	—	—	(4,402)	—	—	(4,402)
Other	—	—	640	829	(701)	768

Net cash provided by (used in) operating activities	(132)	152	(38,398)	(10,438)	(1,151)	(49,967)

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(23,176)	(1,223)	—	(24,399)
Payment for intellectual property registration	—	—	(721)	(34)	194	(561)
Proceeds from disposal of plant, property and equipment	—	—	314	8	—	322
Other	—	(20,000)	1,081	(20,569)	40,000	512

Net cash used in investing activities	—	(20,000)	(22,502)	(21,818)	40,194	(24,126)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	40,000	20,000	20,000	(40,000)	40,000
Exercise of unit options	80	—	—	—	—	80

Net cash provided by (used in) financing activities	80	40,000	20,000	20,000	(40,000)	40,080
Effect of exchange rates on cash and cash equivalents	(2)	—	(212)	(1,169)	957	(426)

Net increase (decrease) in cash and cash equivalents	(54)	20,152	(41,112)	(13,425)	—	(34,439)

Cash and cash equivalents:
Beginning of the period	321	892	72,608	15,352	—	89,173

End of the period	$267	$21,044	$31,496	$1,927	$—	$54,734

PART I. Financial Information – (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The variety of analog and mixed-signal semiconductor products and services we offer is based on a technology platform and strategy that allows us to address multiple end markets and to develop and introduce new products quickly. We believe that our manufacturing integration and broad intellectual property enable us to respond quickly to our consumer electronics and semiconductor customers’ needs. To maintain and increase our profitability, we must forecast trends in consumer product demand and invest in relevant research and development activities and in appropriate capital equipment. We expect to maintain or increase our expenditures on research and development in future periods to establish our position as a leading provider of semiconductor products and services in the segments in which we compete.

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

Business Segments

We report in four separate business segments because we derive our revenues from four principal business lines: Display Solutions, Imaging Solutions, Semiconductor Manufacturing Services, and Power Solutions. We have identified these segments based on how we allocate resources and assess our performance.

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

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment manufactures wafers for analog and mixed-signal semiconductor companies based on their designs. The activities conducted within this segment are, in substance, identical to those conducted in our Display Solution and Imaging Solution businesses. The only difference is that, in the Semiconductor Manufacturing Services segment, the product designs originate from our customers. The customers provide us with their designs, and we manufacture and sell the products to the customers based upon such designs. We offer over 180 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services offering is targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high growth and high volume applications in the consumer, computing, wireless and industrial end markets.

•

Power Solutions: Our Power Solutions segment produces MOSFETs, analog switches, DC-DC converters and linear regulators, such as LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to expand our power management product portfolio through the addition, for example, of more advanced DC-DC products.

Results of Operations

The following table sets forth consolidated results of operations for the three months ended June 29, 2008 and July 1, 2007:

	Three months ended June 29, 2008		Three months ended July 1, 2007
	Amount	% of net sales	Amount	% of net sales	Change Amount
	(in millions; %)
Net sales	$194.7	100.0%	$194.1	100.0%	$0.6
Cost of sales	145.5	74.8	166.3	85.7	(20.8)

Gross profit	49.2	25.2	27.8	14.3	21.4

Selling, general and administrative expenses	23.0	11.8	25.5	13.2	(2.5)
Research and development expenses	35.5	18.2	32.5	16.8	3.0
Restructuring and impairment charges	—	—	12.1	6.2	(12.1)

Operating loss	(9.4)	(4.8)	(42.4)	(21.8)	33.0
Interest expense, net	15.8	8.1	15.0	7.7	0.9
Foreign currency gain (loss), net	(31.1)	(16.0)	13.9	7.1	(45.0)

Loss before income taxes	(56.3)	(28.9)	(43.5)	(22.4)	(12.8)
Income tax expenses	3.3	1.7	1.8	1.0	1.4

Net loss	$(59.6)	(30.6)%	$(45.3)	(23.4)%	$(14.3)

Net Sales

	Three months ended June 29, 2008		Three months ended July 1, 2007
	Amount	% of Total	Amount	% of Total	Change Amount
	(in millions; %)
Display Solutions	$83.7	43.0%	$85.1	43.9%	$(1.5)
Imaging Solutions	20.9	10.7	17.4	9.0	3.5
Semiconductor Manufacturing Services	86.7	44.5	75.1	38.7	11.6
Power Solutions	2.1	1.1	—	—	2.1
All other	1.3	0.7	16.5	8.5	(15.2)

	$194.7	100.0%	$194.1	100.0%	$0.6

We derive a majority of our net sales from four operating segments: Display Solutions, Imaging Solutions, Semiconductor Manufacturing Services and Power Solutions. The “All other” category represents certain business activities other than these business segments, principally composed of rental and unit processing.

Total net sales for the three months ended June 29, 2008 increased $0.6 million, or 0.3% compared to the three months ended July 1, 2007. Net sales generated in the four operating segments during the current quarter were $193.4 million, an increase of $15.8 million or 8.9% from the net sales of the three operating segments from which we earned revenues for the prior-year quarter. We achieved this result even though demand was lower than expected as our customers tightened their inventory control due to the current uncertain economic environment. Importantly, we continued to add new accounts and to offer new products and services that we expect to contribute to revenue growth in future quarters.

Display Solutions. Net sales from Display Solutions for the three months ended June 29, 2008 were $83.7 million, a $1.5 million or 1.7% decrease from $85.1 million for the three months ended July 1, 2007. The decrease resulted from a 12.0% decrease in average selling prices, primarily from display driver products for LCD televisions and PC monitors, coupled with a 5.1% sales volume decrease. We expect that strong demand for display driver interfaces that manage power consumption efficiently as well as for high-resolution and feature-rich display drivers will contribute positively to the results of our Display Solutions segment in future quarters.

Imaging Solutions. Net sales from Imaging Solutions increased $3.5 million in the current quarter, or 20.2% compared to net sales generated in the prior year quarter. This increase resulted from a 39.2% sales volume increase mainly driven by small form factor VGA products, and was partially offset by a 13.4% decrease in average selling prices.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the second quarter of 2008 were $86.7 million, an $11.6 million or 15.5% increase compared to net sales of $75.1 million for the prior year quarter. This increase was primarily due to a 19.7% sales volume increase and was partially offset by a 5.5% decrease in average selling prices. We expect the results for our Semiconductor Manufacturing Services segment to remain stable or grow in the remainder of 2008.

Power Solutions. Net sales from Power Solutions for the second quarter of 2008 were $2.1 million. We shipped our first products and recorded our first sales revenue in the quarter. We have built our new product pipeline with the launch of our 30V and 40V MOSFET series and development of LDO and USB solutions. We expect revenues from our Power Solutions segment to grow in the remainder of 2008.

All other. Net sales from All other for the three months ended June 29, 2008 were $1.3 million compared to $16.5 million for the three months ended July 1, 2007. This decrease of $15.2 million was primarily due to a $14.9 million decrease in unit processing services rendered to Hynix as Hynix increased its internal capacity. We rendered no unit processing services to Hynix during the three months ended June 29, 2008.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 29, 2008 and July 1, 2007, respectively:

	Three months ended June 29, 2008		Three months ended July 1, 2007
	Amount	% of Total	Amount	% of Total
	(in millions; %)
Korea	$100.1	51.4%	$117.4	60.5%
Asia Pacific	51.0	26.2	43.7	22.5
Japan	22.4	11.5	15.4	8.0
North America	16.7	8.6	13.0	6.7
Europe	4.5	2.3	4.5	2.3

Total net revenues	$194.7	100.0%	$194.1	100.0%

Gross Profit

	Three months ended June 29, 2008		Three months ended July 1, 2007
	Amount	% of net sales	Amount	% of net sales	Change Amount
	(in millions; %)
Display Solutions	$19.0	22.8%	$8.1	9.6%	$10.9
Imaging Solutions	(1.9)	(9.1)	1.3	7.3	(3.2)
Semiconductor Manufacturing Services	30.5	35.1	11.7	15.6	18.7
Power Solutions	0.4	17.5	—	—	0.4
All other	1.2	88.4	6.6	40.2	(5.5)

	$49.2	25.2%	$27.8	14.3%	$21.4

Total gross profit increased $21.4 million in the second quarter of 2008, or 77.1%, compared to the gross profit generated in the prior-year quarter. Gross profit percentage for the current quarter was 25.2% of net sales, an increase of 10.9% from 14.3% for the prior-year quarter. This increase in gross profit percentage was primarily attributable to an overall decrease in unit costs due to an increase in overall production volume and a decrease in depreciation expense. We expect our gross profit to benefit in the next several quarters from the sale of inventory reflecting our reduced cost structure as well as due to increased capacity utilization.

Display Solutions. Gross profit percentage for Display Solutions for the three months ended June 29, 2008 improved to 22.8% compared to 9.6% for the three months ended July 1, 2007 due to a decrease in unit costs that resulted from an increase in overall production volume.

Imaging Solutions. Gross profit percentage for Imaging Solutions decreased to minus 9.1% in the second quarter ended June 29, 2008 compared to 7.3% of positive gross profit percentage for the three months ended July 1, 2008. This change was primarily due to a 13.4% decrease in average selling prices.

Semiconductor Manufacturing Services. Gross profit percentage for Semiconductor Manufacturing Services improved to 35.1% in the second quarter of 2008 from 15.6% in the prior-year quarter. This increase was due to a 19.7% increase in sales volume and a decrease in unit costs, resulting from an increase in overall production volume.

Power Solutions. Gross profit percentage for Power Solutions was 17.5% for the three months ended June 29, 2008.

All other. Gross profit percentage for All other for the current period increased to 88.4% from 40.2% in the second quarter of 2007. This improvement in gross profit percentage was mainly attributable to lower fixed cost per unit.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.0 million or 11.8% of net sales for the three months ended June 29, 2008, compared to $25.5 million or 13.2% for the three months ended July 1, 2007. The decrease of $2.5 million or 9.9% from the prior-year quarter was from various expenses including outside service fees, depreciation and amortization, sales commissions, and miscellaneous expenses.

Research and Development Expenses. Research and development expenses for the current quarter were $35.5 million, an increase of $3.0 million or 9.1% from $32.5 million for the prior year quarter. This increase in research and development expenses essentially represented our focus on the introduction of new products, especially in the Imaging Solutions and Display Solutions segments. As a percentage of net sales, research and development expenses for the current quarter increased to 18.2% compared to 16.8% for the prior-year quarter. We expect research and development expenses in 2008 to be generally consistent with the levels in 2007 on a percentage of net sales basis.

Restructuring and Impairment Charges. During the second quarter ended July 1, 2007, we recognized restructuring and impairment charges of $12.1 million which consisted of $10.1 million of impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and $2.0 million of restructuring under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The impairment charges were recorded related to the closure of our five-inch wafer fabrication facilities that has generated losses and no longer supported our strategic technology roadmap.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $15.8 million during the three months ended June 29, 2008 compared to $15.0 million for the three months ended July 1, 2007. Interest expense was incurred to service to our notes in the amount of $750.0 million and drawings under our senior secured facility. At June 29, 2008, the notes bore interest at a weighted average interest rate of 7.28%. Drawings under our senior secured credit facility bore interest at June 29, 2008 at either three-month LIBOR plus 4.75% or ABR plus 3.75%. The increase in net interest expense was mainly due to an increase in interest expense driven by drawdowns from our senior secured credit facility and a decrease in interest income from financial assets including cash and cash equivalents.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended June 29, 2008 was $31.1 million, compared to net foreign exchange gain of $13.9 million for the three months ended July 1, 2007.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korea won and the U.S. dollar. Foreign currency translation loss from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their maturity dates. The Korean won to U.S. dollar exchange rates were 1,041.8:1 and 922.6:1 using the noon buying rate in effect as of June 29, 2008 and July 1, 2007, respectively, as quoted by the Federal Reserve Bank of New York.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the three months ended June 29, 2008 were $3.3 million, compared to $1.8 million for the three months ended July 1, 2007. Income tax expenses for this period were comprised of $1.3 million of current income taxes incurred in various jurisdictions in which we operate, $1.5 million of withholding taxes mostly paid on intercompany interest payments and $0.5 million of income tax increase effect from the change of deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we did not recognize these withholding taxes as deferred assets

Results of Operations – Comparison of Six-Month Periods Ended June 29, 2008 and July 1, 2007.

The following table sets forth consolidated result of operations for the six months ended June 29, 2008 and July 1, 2007:

	Six months ended June 29, 2008		Six months ended July 1, 2007
	Amount	% of net sales	Amount	% of net sales	Change Amount
	(in millions; %)
Net sales	$397.7	100.0%	$345.8	100.0%	$51.9
Cost of sales	300.7	75.6	303.2	87.7	(2.5)

Gross profit	97.0	24.4	42.7	12.3	54.3

Selling, general and administrative expenses	42.2	10.6	48.3	14.0	(6.0)
Research and development expenses	71.8	18.1	67.7	19.6	4.2
Restructuring and impairment charges	(0.9)	(0.2)	12.1	3.5	(13.0)

Operating loss	(16.2)	(4.1)	(85.3)	(24.7)	69.1
Interest expense, net	31.5	7.9	29.4	8.5	2.1
Foreign currency gain (loss), net	(74.0)	(18.6)	6.5	1.9	(80.5)

Loss before income taxes	(121.7)	(30.6)	(108.2)	(31.3)	(13.5)
Income tax expenses	5.8	1.5	4.1	1.2	1.7

Net loss	$(127.5)	(32.1)%	$(112.3)	(32.5)	$(15.2)

Net Sales

	Six months ended June 29, 2008		Six months ended July 1, 2007
	Amount	% of Total	Amount	% of total	Change Amount
	(in millions; %)
Display Solutions	$177.6	44.7%	$144.0	41.6%	$33.6
Imaging Solutions	45.2	11.4	29.1	8.4	16.1
Semiconductor Manufacturing Services	169.5	42.6	132.8	38.4	36.7
Power Solutions	2.1	0.5	—	—	2.1
All other	3.3	0.8	39.9	11.5	(36.6)

	$397.7	100.0%	$345.8	100.0%	$51.9

Total net sales for the six months ended June 29, 2008 increased $51.9 million, or 15.0% compared to the six months ended July 1, 2007. Net sales generated in the four operating segments during the current period were $394.5 million, an increase of $88.5 million or 28.9% from the net sales of the three operating segments from which we earned revenues for the prior-year period.

Display Solutions. Net sales from Display Solutions for the six months ended June 29, 2008 were $177.6 million, a $33.6 million or 23.4% increase from $144.0 million for the six months ended July 1, 2007. This increase resulted from a 25.6% sales volume increase, primarily from display driver products for LCD televisions, PC monitors and mobile devices.

Imaging Solutions. Net sales from Imaging Solutions increased $16.1 million in the current period, or 55.1% compared to net sales generated in the prior-year period. This increase resulted from a 78.3% sales volume increase, particularly of small form factor VGA products, and was partially offset by a 10.1% decrease in average selling prices.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the six months ended June 29, 2008, were $169.5 million, a $36.7 million or 27.6% increase compared to net sales of $132.8 million for the six months ended July 1, 2007. This increase was primarily due to a 36.0% sales volume increase.

Power Solutions. Net sales from Power Solutions for the second quarter of 2008 were $2.1 million. We shipped our first products and recorded our first sales revenue in the quarter.

All other. Net sales from All other for the six months ended June 29, 2008 were $3.3 million compared to $39.9 million for the six months ended July 1, 2007. This decrease of $36.6 million represents primarily the revenue decrease from our unit processing services rendered to Hynix as Hynix increased its internal capacity. Sales revenue from unit processing services was $0.3 million during the six months ended June 29, 2008, compared to $36.6 million during the six months ended July 1, 2007.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 29, 2008 and July 1, 2007, respectively:

	Six months ended June 29, 2008		Six months ended July 1, 2007
	Amount	% of Total	Amount	% of Total
	(in millions; %)
Korea	$204.1	51.3%	$216.7	62.7%
Asia Pacific	98.7	24.8	76.2	22.0
Japan	51.1	12.8	23.3	6.7
North America	34.8	8.7	22.2	6.4
Europe	9.1	2.3	7.4	2.1

Total net revenues	$397.7	100.0%	$345.8	100.0%

Gross Profit

	Six months ended June 29, 2008		Six months ended July 1, 2007
	Amount	% of net sales	Amount	% of net sales	Change Amount
	(in millions; %)
Display Solutions	$38.5	21.7%	$15.2	10.6%	$23.3
Imaging Solutions	(1.0)	(2.1)	(0.1)	(0.5)	(0.8)
Semiconductor Manufacturing Services	57.1	33.7	14.6	11.0	42.5
Power Solutions	0.4	17.3	—	—	0.4
All other	2.0	61.7	13.0	32.7	(11.0)

	$97.0	24.4%	$42.7	12.3%	$54.3

Total gross profit increased $54.3 million in the six months ended June 29, 2008, or 127.3%, compared to the gross profit generated in the six months ended July 1, 2007. Gross profit percentage for the six months ended June 29, 2008 was 24.4% of net sales, an increase of 12.1% from 12.3% for the six months ended July 1, 2007. This increase in gross profit percentage was primarily attributable to an overall decrease in unit costs due to an increase in overall production volume and a decrease in depreciation expense.

Display Solutions. Gross profit percentage for Display Solutions for the six months ended June 29, 2008 improved to 21.7% compared to 10.6% for the six months ended July 1, 2007 primarily due to a 25.6% increase in sales volume and a decrease in unit costs that resulted from an increase in overall production volume.

Imaging Solutions. Gross profit percentage for the six months ended June 29, 2008 was minus 2.1% compared to minus 0.5% for the prior-year period mainly due to a 10.1% decrease in average selling prices.

Semiconductor Manufacturing Services. Gross profit percentage for Semiconductor Manufacturing Services improved to 33.7% in the six months ended June 29, 2008 from 11.0% in the six months ended July 1, 2007. This increase was due to a 36.0% increase in sales volume and a decrease in unit costs, resulting from an increase in overall production volume.

Power Solutions. Gross profit percentage for Power Solutions was 17.3% for the six months ended June 29, 2008.

All other. Gross profit percentage for All other for the current period increased to 61.7% from 32.7% for the prior-year period. This improvement in gross profit percentage is mainly attributable to lower fixed cost per unit.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $42.2 million or 10.6% of net sales for the six months ended June 29, 2008 compared to $48.3 million or 14.0% for the six months ended July 1, 2007. The decrease of $6.0 million or 12.5% from the prior-year period was mainly due to a $3.5 million increase in gain from disposal of tangible assets and a $2.0 million increase in miscellaneous income.

Research and Development Expenses. Research and development expenses for the current period were $71.8 million, an increase of $4.2 million or 6.2% from $67.7 million for the prior year period. This increase in research and development expenses essentially represented our focus on the introduction of new products, especially for the Imaging Solutions and Display Solutions segments. As a percentage of net sales, research and development expenses for the six months ended June 29, 2008 decreased to 18.1% compared to 19.6% for the prior-year period.

Restructuring and Impairment Charges. During the six months ended June 29, 2008, we reversed $0.9 million of unused restructuring accruals which were part of $2.0 million of restructuring charges recognized during the second quarter ended July 1, 2007. The restructuring charges were related to the closure of our five-inch wafer fabrication facilities, and those charges consist of one-time termination benefits, transfer of machinery and other associated costs. Prior to and during the six months ended June 29, 2008, actual payments were charged against the restructuring accruals. The restructuring activities were substantially completed as of March 30, 2008.

During the second quarter ended July 1, 2007, we recognized restructuring and impairment charges of $12.1 million which consisted of $10.1 million of impairment under SFAS No. 144 and $2.0 million of restructuring under SFAS No. 146. The impairment charges were recorded related to the closure of our five-inch wafer fabrication facilities that has generated losses and no longer supported our strategic technology roadmap

Other Income (Expense)

Interest Expense, Net. Net interest expense was $31.5 million during the six months ended June 29, 2008 compared to $29.4 million for the six months ended July 1, 2007. Interest expense was incurred to service our notes in the amount of $750.0 million and drawings under our senior secured facility. At June 29, 2008, the notes bore interest at a weighted average interest rate of 7.80%. Drawings under our senior secured credit facility bore interest at June 29, 2008 at either three-month LIBOR plus 4.75% or ABR plus 3.75%. The increase in net interest expense was mainly due to an increase in interest expense driven by drawdowns from our senior secured credit facility and a decrease in interest income from financial assets including cash and cash equivalents.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the six months ended June 29, 2008 was $74.0 million, compared to net foreign exchange gain of $6.5 million for the six months ended July 1, 2007.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korea won and the U.S. dollar. Foreign currency translation loss from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their maturity dates. The Korean won to U.S. dollar exchange rates were 1,041.8:1 and 922.6:1 using the noon buying rate in effect as of June 29, 2008 and July 1, 2007, respectively, as quoted by the Federal Reserve Bank of New York.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the six months ended June 29, 2008 were $5.8 million, compared to income tax expenses of $4.1 million for the same period of 2007. Income tax expenses for the six months ended June 29, 2008 were comprised of $2.0 million of current income taxes incurred in various jurisdictions in which we operate, $2.9 million of withholding taxes mostly paid on intercompany interest payments and $0.9 million of income tax increase effect from the change of deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we did not recognize these withholding taxes as deferred assets.

Liquidity and Capital Resources

Our principal capital requirements are to invest in research and development and capital equipment, to make debt service payments on the notes and our senior secured credit facility and to fund working capital needs. We anticipate that operating cash flow, together with available borrowing capacity under our senior secured credit facility, will be sufficient to meet our research and development and capital expenditures needs, to service requirements on our debt obligations and to fund our working capital needs for the foreseeable future. As of June 29, 2008, we had total outstanding long-term debt of $750.0 million.

Our principal sources of liquidity are our cash, cash equivalents and available borrowings under our senior secured credit facility of $100 million. As of June 29, 2008, our cash and cash equivalents balance was $36.5 million or 5.7% of our total assets, a $27.8 million decrease from $64.3 million or 9.1% of total assets as of December 31, 2007. The decrease in cash and cash equivalents during the first half of 2008 was primarily attributable to cash outflow related to capital expenditures during the period of $21.2 million, coupled with cash outflow of $14.9 million in operating activities.

During the six months ended June 29, 2008, net cash used in operating activities was $14.9 million, compared to $50.0 million of net cash used in operating activities during the prior year period. This difference in cash from operating activities between the two periods was primarily attributable to increase in gross profit of $54.3 million resulting mainly from higher revenue. The net operating cash outflow for the current period principally reflects our net loss of $127.5 million adjusted by $120.8 million which mainly consisted of depreciation and foreign currency translation loss and an increase in net operating assets of $8.2 million.

Our working capital balance as of June 29, 2008 was $20.8 million compared to $55.6 million as of December 31, 2007. The decrease of $34.8 million in our working capital balance was mainly due to a $27.8 million reduction in cash and cash equivalents which was used to support our capital investment and operations and a $26.2 million increase in current liabilities due to the timing of payments at the end of the second quarter. This decrease was partially offset by an increase in accounts receivable of $25.4 million due to increase in revenue and a timing of receipts at the end of the second quarter.

For investing activities, net cash outlay during the six months ended June 29, 2008 was $17.9 million, compared to $24.1 million in the prior-year period, primarily related to capital expenditures and partial offset by a cash inflow from the sales of tangible assets.

For the six months ended June 29, 2008, there were no significant financing activities other than drawdowns and repayments from our senior secured credit facility, consistent with the prior-year period.

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

Capital Expenditures. For the six months ended June 29, 2008, capital expenditures were $21.2 million, a $3.8 million or 15.1% decrease from $25.0 million for the six months ended July 1, 2007.

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

Seasonality

Our net sales and number of distinct products sold are affected by market variations from quarter to quarter due to the business cycles, and resulting product demand, of our customers. Our Imaging and Display Solutions businesses typically experience demand increases in the third and fourth calendar quarters due to increased holiday demand for the consumer products that serve as the end markets for our products. During the first quarter, by contrast, consumer products manufacturers generally reduce orders in order to burn off excess inventory from the holiday season. In our Semiconductor Manufacturing Services business, the supply-demand cycle is usually one quarter ahead of the broader semiconductor market due to lead time from wafer input to shipment to our customers, so the demand for these products tends to peak in the third quarter and begin slowing in the fourth and first quarters.

Contractual Obligations

Summarized in the table below are estimates of future payments under debt obligations and minimum lease payment obligations at June 29, 2008. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table below.

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(in millions)
Senior secured credit facility(1)(2)	$85.2	$85.2	$—	$—	$—	$—	$—
Notes(1)(3)	990.2	26.0	51.9	51.9	551.0	20.0	289.4
Operating lease	47.7	5.3	10.6	10.6	10.6	10.6	—
Others(1)	19.7	4.1	8.2	6.5	0.7	0.2	—

(1)	Includes interest obligations thereon.
(2)	Represents amounts outstanding under the senior secured credit facility.
(3)	Includes interest obligations on the notes. For purposes of estimating the interest obligations under our Floating Rate Second Priority Senior Secured Notes, we used the average interest rate for such notes during the six months ended June 29, 2008.

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

We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. Our unrecognized tax benefits totaled $1.6 million as of June 29, 2008. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Off—Balance Sheet Arrangements

On December 23, 2004, two of our subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, entered into a senior secured credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of our senior secured credit facility as of June 29, 2008 and December 31, 2007 was $3.5 million and $4.5 million, respectively. The utilized portions of the credit facility are related to the issuance of letters of credit and cash drawdowns.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings. SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008. The Company has not elected the fair value option to measure certain financial instruments. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 29, 2008 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.4 million in our U.S. dollar financial instruments balance and cash balance. Based on the Japanese yen cash balance at June 29, 2008, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $40.6 thousand in our U.S. dollar cash balance.

Interest Rate Risk. The $200 million 6  7/8% second priority senior secured notes due 2011 and the $250 million 8% senior subordinated notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at June 29, 2008, we estimate that we would have additional interest expense costs over the market rate of $3.0 million (on a 360-day basis). The fair value of these fixed rate notes would have decreased by $6.2 million or increased by $6.4 million with a 10% increase or decrease in the interest rate, respectively.

Cash Flow Interest Rate Risk. We have cash flow interest rate risk related to our $300 million Floating Rate Second Priority Senior Secured Notes due 2011 as interest expense is subject to prevailing market interest rates at each balance sheet date. If the market interest rate had increased by 10% and all other variables were held constant from their levels at June 29, 2008, we estimate that we would have additional interest expense of $1.0 million (181 days basis) for these floating rate notes and our net loss for the six months ended June 29, 2008 would have increased by 0.79%.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high volume products or services, our financial results would be adversely affected. While we served more than 179 customers in the six months ended June 29, 2008, net sales to our 10 largest customers represented approximately 59.6% of our net sales for the period. One customer represented greater than 10% of our net sales during the six months ended June 29, 2008. Significant reductions in sales to any of these customers, the loss of major customers or a general curtailment in orders for our high volume products or services within a short period of time would adversely affect our business.

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

Customer and market requirements can change during the development process. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications or not be competitive with products or services from our competitors that offer comparable or superior performance and functionality. For example, net sales generated in 2006 by our Imaging Solutions business decreased $102.8 million, or 63%, compared to net sales generated by that business in 2005. This decrease was primarily attributable to delays in transitioning to new megapixel products. We began marketing a new line of power management solutions in 2008. Any new products, such as our new power management solutions, or product or service enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to develop and introduce new products and services or product and service enhancements on a timely and cost-effective basis.

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

As part of our growth strategy, we began marketing a new line of power management semiconductor products and expect to introduce other new products and services in the future. If we are unable to execute our growth strategy effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. Moreover, if our allocation of resources does not correspond with future demand for particular products, we could miss market opportunities, and our business and financial results could be materially and adversely affected.

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

Since we began operations as a separate entity in 2004, we have not generated a profit and have generated significant net losses. As of June 29, 2008, we had an accumulated deficit of approximately $698.3 million and negative unitholders’ equity. To become profitable, we will need to generate and sustain substantially higher revenue while maintaining or reducing expenses. We currently expect to incur higher expenses in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we become profitable, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

If we encounter future labor problems, we may fail to deliver our products and services in a timely manner, which could adversely affect our revenues and profitability.

As of June 29, 2008, approximately 59.7% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

Our company organizational structure is based on assumptions about the various tax laws, including withholding tax, and other laws of applicable non-U.S. jurisdictions. In addition, our Korean subsidiary, MagnaChip Semiconductor, Ltd., or MagnaChip Korea, was granted a limited tax holiday under Korean law in October 2004. This grant provides for certain tax exemptions for corporate taxes and withholding taxes until December 31, 2008, and for acquisition taxes, property and land use taxes and other taxes until December 31, 2013. In addition, we do not expect the income of our foreign subsidiaries to be subject to taxation in the United States by reason of the “Subpart F” regime. Our interpretations and conclusions regarding tax and other laws are not binding on any taxing authority and, if these assumptions and conclusions are incorrect, if our business were to be operated in a way that rendered us ineligible for tax exemptions or to become subject to incremental tax, or if the authorities were to change or modify the relevant laws, we could suffer adverse tax and other financial consequences or have the anticipated benefits of our organizational structure materially impaired.

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

As of June 29, 2008, our total indebtedness representing long and short-term borrowings, including the current portion of long-term borrowings, was approximately $835 million. Our substantial debt could have important consequences, including:

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

We are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. Beginning with our fiscal year ending December 31, 2009, our independent auditors will be required to attest to and report on the effectiveness of our internal controls over financial reporting. If we fail to achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements and could result in investigations or sanctions by the SEC, the applicable securities exchange on which our securities are listed or other regulatory authorities or in securityholder litigation. Any of these factors ultimately could harm our business and could negatively impact the market price of our securities. Ineffective control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our securities.

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From the Original Acquisition in October 2004 through June 29, 2008, we recognized aggregate restructuring and impairment charges of $141.7 million, which consisted of $136.5 million of impairment charges and $5.2 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business and incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2008, one of our former executives exercised options to acquire 143,272.50 of our common units at a purchase price of $143,272.50. Because the offering transaction took place outside the U.S. and the optionee was not a U.S. person, the issuance of these securities was exempt from registration under Regulation S of the Securities Act of 1933, as amended.

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

MAGNACHIP SEMICONDUCTOR LLC

Dated: August 12, 2008	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: August 12, 2008	By:	/s/ Robert J. Krakauer
Robert J. Krakauer
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.