Form 10-Q
period 2008-09-28
MAGNACHIP SEMICONDUCTOR LLC
filed 2008-11-12
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2008

or

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

As of September 28, 2008, the registrant had 52,923,482.797 of the registrant’s common units outstanding.

MagnaChip Semiconductor LLC and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands of US dollars, except unit data)

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$176,012	$200,045	$573,740	$545,881
Cost of sales	135,505	168,702	436,213	471,861

Gross profit	40,507	31,343	137,527	74,020

Selling, general and administrative expenses	21,226	23,644	63,460	71,904
Research and development expenses	32,199	33,437	104,040	101,089
Restructuring and impairment charges	26,285	—	25,410	12,084

Operating loss	(39,203)	(25,738)	(55,383)	(111,057)

Other income (expenses)
Interest expense, net	(15,631)	(15,336)	(47,142)	(44,704)
Foreign currency gain (loss), net	(81,640)	4,855	(155,653)	11,332

Loss before income taxes	(136,474)	(36,219)	(258,178)	(144,429)

Income tax expenses	3,317	2,547	9,103	6,643

Net loss	$(139,791)	$(38,766)	$(267,281)	$(151,072)

Dividends accrued on preferred units	3,306	3,010	9,705	8,863

Net loss attributable to common units	$(143,097)	$(41,776)	$(276,986)	$(159,935)

Net loss per common units
- Basic and diluted	$(2.71)	$(0.79)	$(5.25)	$(3.03)

Weighted average number of units
- Basic and diluted	52,831,904	52,814,383	52,716,486	52,769,273

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited; in thousands of US dollars, except unit data)

	September 28, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$23,870	$64,345
Accounts receivable, net	140,441	123,789
Inventories, net	59,768	75,867
Other receivables	5,631	5,771
Other current assets	18,388	10,951

Total current assets	248,098	280,723

Property, plant and equipment, net	204,196	279,669
Intangible assets, net	55,077	104,725
Other non-current assets	39,784	42,766

Total assets	$547,155	$707,883

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$105,894	$89,977
Other accounts payable	19,525	30,661
Accrued expenses	24,674	18,100
Short-term borrowings	90,000	80,000
Other current liabilities	4,216	6,377

Total current liabilities	244,309	225,115

Long-term borrowings	750,000	750,000
Accrued severance benefits, net	68,566	74,176
Other non-current liabilities	10,212	6,666

Total liabilities	1,073,087	1,055,957

Commitments and contingencies
Series A redeemable convertible preferred units; $1,000 par value; 60,000 units authorized, 50,091 units issued and 0 unit outstanding at September 28, 2008 and December 31, 2007	—	—
Series B redeemable convertible preferred units; $1,000 par value; 550,000 units authorized, 450,692 units issued and 93,997 units outstanding at September 28, 2008 and December 31, 2007	139,110	129,405

Total redeemable convertible preferred units	139,110	129,405

Unitholders’ equity
Common units; $1 par value; 65,000,000 units authorized, 52,923,483 and 52,844,222 units issued and outstanding at September 28, 2008 and December 31, 2007	52,923	52,844
Additional paid-in capital	3,031	3,077
Accumulated deficit	(841,435)	(564,449)
Accumulated other comprehensive income	120,439	31,049

Total unitholders’ equity	(665,042)	(477,479)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$547,155	$707,883

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Unitholders’ Equity

(Unaudited; in thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total
	Units	Amount
Three months ended September 28, 2008
Balance at June 30, 2008	52,919,108	$52,919	$2,900	$(698,338)	$67,068	$(575,451)
Exercise of unit options	4,375	4	7	—	—	11
Unit-based compensation	—	—	124	—	—	124
Dividends accrued on preferred units	—	—	—	(3,306)	—	(3,306)
Comprehensive income (loss)
Net loss	—	—	—	(139,791)	—	(139,791)
Foreign currency translation adjustments	—	—	—	—	53,371	53,371

Total comprehensive loss						(86,420)

Balance at September 28, 2008	52,923,483	$52,923	$3,031	$(841,435)	$120,439	$(665,042)

Nine months ended September 28, 2008
Balance at January 1, 2008	52,844,222	$52,844	$3,077	$(564,449)	$31,049	$(477,479)
Exercise of unit options	161,460	161	22	—	—	183
Repurchase of common units	(82,199)	(82)	(414)	—	—	(496)
Unit-based compensation	—	—	346	—	—	346
Dividends accrued on preferred units	—	—	—	(9,705)	—	(9,705)
Comprehensive income (loss)
Net loss	—	—	—	(267,281)	—	(267,281)
Fair valuation of derivatives	—	—	—	—	(864)	(864)
Foreign currency translation adjustments	—	—	—	—	90,254	90,254

Total comprehensive loss						(177,891)

Balance at September 28, 2008	52,923,483	$52,923	$3,031	$(841,435)	$120,439	$(665,042)

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
Comprehensive income (loss)
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
Comprehensive income (loss)
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

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

( Unaudited; in thousands of US dollars )

	Nine months ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities
Net loss	$(267,281)	$(151,072)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	62,752	138,787
Provision for severance benefits	13,444	13,985
Amortization of debt issuance costs	2,988	2,913
Loss (gain) on foreign currency translation, net	155,929	(9,623)
Gain on disposal of property, plant and equipment, net	(3,386)	—
Impairment charges	26,285	10,106
Other	801	361
Changes in operating assets and liabilities
Accounts receivable	(40,484)	(46,487)
Inventories	1,919	(34,528)
Other receivables	(697)	(212)
Deferred tax assets	1,067	655
Accounts payable	27,669	56,699
Other accounts payable	(11,796)	(5,012)
Accrued expenses	10,701	6,118
Other current assets	(588)	8,242
Other current liabilities	753	2,939
Payment of severance benefits	(3,618)	(5,913)
Other	(3,186)	(1,183)

Net cash used in operating activities	(26,728)	(13,225)

Cash flows from investing activities
Purchase of property, plant and equipment	(24,894)	(63,967)
Payment for intellectual property registration	(970)	(955)
Proceeds from disposal of property, plant and equipment	3,390	278
Other	(367)	208

Net cash used in investing activities	(22,841)	(64,436)

Cash flows from financing activities
Exercise of unit options	183	111
Repurchase of common units	(496)	—
Proceeds from short-term borrowings	175,000	70,397
Repayment of short-term borrowings	(165,000)	(20,000)

Net cash provided by financing activities	9,687	50,508
Effect of exchange rates on cash and cash equivalents	(593)	(86)

Net decrease in cash and cash equivalents	(40,475)	(27,239)

Cash and cash equivalents
Beginning of the period	64,345	89,173

End of the period	$23,870	$61,934

The accompanying notes are an integral part of these financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) have been prepared in accordance with Accounting Principle Board (“APB”) Opinion No. 28, Interim Financial Reporting regarding interim financial information and, accordingly, do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the information required to be set forth therein. All inter-company accounts and transactions have been eliminated. The results of operations for the nine-month period ended September 28, 2008 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings. SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008. The Company has not elected the fair value option to measure certain financial instruments. The adoption of SFAS 159 does not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contract. The adoption of SFAS 157 does not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its consolidated financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

2. Inventories

Inventories as of September 28, 2008 and December 31, 2007 consist of the following:

	September 28, 2008	December 31, 2007
Finished goods	$12,503	$19,557
Semi-finished goods and work-in-process	52,984	56,877
Raw materials	7,123	7,498
Materials in-transit	360	555
Less: valuation allowances	(13,202)	(8,620)

Inventories, net	$59,768	$75,867

3. Property, Plant and Equipment

Property, plant and equipment as of September 28, 2008 and December 31, 2007 comprise the following:

	September 28, 2008	December 31, 2007
Buildings and related structures	$121,765	$150,951
Machinery and equipment	350,463	429,259
Vehicles and others	45,024	54,556

	517,252	634,766
Less: accumulated depreciation	(323,062)	(367,501)
Land	10,006	12,404

Property, plant and equipment, net	$204,196	$279,669

During the third quarter ended September 28, 2008, the Company recognized impairment charges on tangible assets of $10,169 thousand under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The impairment charges were recorded related to the closure of the Company’s Imaging Solutions Division, which generated losses and is expected to be closed by the second fiscal quarter of 2009.

4. Intangible Assets

Intangible assets as of September 28, 2008 and December 31, 2007 are as follows:

	September 28, 2008	December 31, 2007
Technology	$15,399	$21,157
Customer relationships	120,364	169,300
Goodwill	14,245	14,245
Intellectual property assets	6,439	9,320
Less: accumulated amortization	(101,370)	(109,297)

Intangible assets, net	$55,077	$104,725

During the third quarter ended September 28, 2008, the Company recognized impairment charges on intangible assets of $16,116 thousand under SFAS 144. The impairment charges were recorded related to the closure of the Company’s Imaging Solutions Division, which generated losses and is expected to be closed by the second fiscal quarter of 2009.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

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

Presently, borrowings under the credit agreement bear interest equal to the 3-month London Inter-bank Offering Rate (“LIBOR”) plus 4.75% or Alternate Base Rate (“ABR”) plus 3.75%. Additionally, the Company is required to pay the administrative agent for the account of each lender a commitment fee equal to 0.5% on the average daily unused amount of the commitment of each lender during the period from December 23, 2004 to but excluding the date on which such commitments terminate. As of September 28, 2008 and December 31, 2007, the Company had borrowed $90 million and $80 million, respectively, under this credit agreement.

Borrowings under the senior secured credit facility are subject to significant conditions, including compliance with financial ratios and other covenants and obligations.

Short-term borrowings as of September 28, 2008 and December 31, 2007 are presented as below:

	As of September 28, 2008		Amount of principal
	Maturity	Annual interest rate (%)	September 28, 2008	December 31, 2007
Euro dollar Revolving Loan	2008-08-29 ~ 2008-10-24	3 month LIBOR + 4.75	$88,000	$30,000
ABR Revolving Loan	2008-09-25 ~ 2008-12-31	ABR + 3.75	2,000	50,000

			$90,000	$80,000

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

Details of long-term borrowings as of September 28, 2008 and December 31, 2007 are presented as below:

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

As of September 28, 2008, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed each series of the Second Priority Senior Secured Notes on a second priority senior secured basis. As of September 28, 2008, the Company and all of its subsidiaries except for MagnaChip Semiconductor Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited have jointly and severally guaranteed the Senior Subordinated Notes on an unsecured, senior subordinated basis. In addition, the Company and each of its current and future direct and indirect subsidiaries (subject to certain exceptions) will be guarantors of the Second Priority Senior Secured Notes and Senior Subordinated Notes.

Interest Rate Swap

Effective June 27, 2005, the Company entered into an interest rate swap agreement (the “Swap”) to hedge the effect of the volatility of the 3-month London Inter-Bank Offering Rate (“LIBOR”) resulting from the Company’s $300 million of Floating Rate Second Priority Senior Secured Notes. Under the terms of the Swap, the Company received a variable interest rate equal to the three-month LIBOR rate plus 3.25%. In exchange, the Company paid interest at a fixed rate of 7.34%. The Swap effectively replaced the variable interest rate on the notes with a fixed interest rate through the expiration date of the Swap on June 15, 2008.

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

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

7. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Labor Standards Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 28, 2008, 98% of all employees of the Company were eligible for severance benefits.

Changes in the carrying value of accrued severance benefits are as follows:

		Three months ended		Nine months ended
		September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Beginning balance		$72,109	$70,182	$75,869	$64,642
Provisions		6,553	4,605	13,444	13,985
Severance payments		(823)	(1,511)	(3,618)	(5,913)
Effect of foreign currency translation and other		(7,932)	763	(15,788)	1,325

Ending balance		69,907	74,039	69,907	74,039

Less:	Cumulative contributions to the National Pension Fund	(607)	(813)	(607)	(813)
	Group Severance insurance plan	(734)	(919)	(734)	(919)

		$68,566	$72,307	$68,566	$72,307

The severance benefits are funded approximately 1.92% and 2.34% as of September 28, 2008 and September 30, 2007, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company has liability to pay the following future benefits to its employees upon their normal retirement age:

Severance benefit
2009	$51
2010	34
2011	68
2012	140
2013	173
2014 – 2018	6,654

The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement ages.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

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

Changes in Series B for the three and nine months ended September 28, 2008 and September 30, 2007 are as follows:

	Three months ended
	September 28, 2008		September 30, 2007
	Units	Amount	Units	Amount
Beginning of period	93,997	$135,804	93,997	$123,227
Accrual of preferred dividends	—	3,306	—	3,010

End of period	93,997	$139,110	93,997	$126,237

	Nine months ended
	September 28, 2008		September 30, 2007
	Units	Amount	Units	Amount
Beginning of period	93,997	$129,405	93,997	$117,374
Accrual of preferred dividends	—	9,705	—	8,863

End of period	93,997	$139,110	93,997	$126,237

The Series B were issued to the original purchasers of the Company in 2004. Holders of Series B receive dividends which are cumulative, whether or not earned or declared by the board of directors. The cumulative cash dividends accrue at the rate of 10% per unit per annum on the Series B original issue price, compounded semi-annually.

9. Earnings per Unit

The following table illustrates the computation of basic and diluted loss per common unit for the three-month and nine-month periods ended September 28, 2008 and September 30, 2007:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net loss	$(139,791)	$(38,766)	$(267,281)	$(151,072)
Dividends to preferred unitholders	3,306	3,010	9,705	8,863

Net loss attributable to common units	$(143,097)	$(41,776)	$(276,986)	$(159,935)

Weighted-average common units outstanding	52,831,904	52,814,383	52,716,486	52,769,273

Basic and diluted loss per unit	$(2.71)	$(0.79)	$(5.25)	$(3.03)

The following outstanding redeemable convertible preferred units issued, options granted and restricted units issued were excluded from the computation of diluted loss per unit as they would have an anti-dilutive effect on the calculation:

	Nine months ended
	September 28, 2008	September 30, 2007
Redeemable convertible preferred units	93,997	93,997
Options	4,867,288	4,956,434
Restricted units	91,531	356,749

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

10. Restructuring and Impairment Charges

Assets impairment

A. Imaging Solutions Division

During the third quarter ended September 28, 2008, the Company recognized impairment charges of $26,285 thousand under SFAS 144. The impairment charges were recorded related to the closure of the Company’s Imaging Solutions Division that has generated losses and that we expect to be closed by the second fiscal quarter of 2009.

B. Five-Inch Wafer Fabrication Facilities

In the second quarter of 2007, the Company recognized impairment charges of $10,106 thousand under SFAS 144. The impairment charges were recorded related to the closure of one of the Company’s five-inch wafer fabrication facilities that has generated losses and no longer supported the Company’s strategic technology roadmap.

SFAS 144 requires the Company to evaluate the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. All of the net book value of the Imaging Solutions Division asset group was entirely written off during the third quarter ended September 28, 2008. The net book value of the five-inch wafer fabrication asset group before the impairment charges as of July 1, 2007 was approximately $10,228 thousand.

The impairment charge was measured as an excess of the carrying value of the asset group over its fair value. The fair value of the asset group was estimated using a present value technique, where expected future cash flows from the use and eventual disposal of the asset group were discounted by an interest rate commensurate with the risk of the cash flows.

Restructuring

During the three months ended July 1, 2007, the Company recognized $1,978 thousand of restructuring accruals under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The restructuring charges were related to the closure of the Company’s five-inch wafer fabrication facilities and those charges consisted of one-time termination benefits, transfer of machinery and other associated costs. Up to the first quarter of 2008, actual payments were charged against the restructuring accruals and the Company believes the restructuring activities were substantially completed as of March 30, 2008. Accordingly, the Company reversed $875 thousand of unused restructuring accruals.

11. Uncertainty in Income Taxes

The Company’s subsidiaries file income tax returns in Korea, Japan, Taiwan, U.S. and other various jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all years since the beginning of its operation in October 2004.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1,554 thousand of liabilities for unrecognized tax benefit, which are related to the temporary difference arising from the timing of expensing certain inventories. Such liabilities were accounted for as an increase to the January 1, 2007 balance of accumulated deficits. As of September 28, 2008 and September 30, 2007, the Company recorded $1,488 thousand and $1,724 thousand of liabilities for unrecognized tax benefits, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $36 thousand and $112 thousand of interest and penalties as income tax expenses for the three and nine months ended September 28, 2008, respectively. And it also recognized $41 thousand and $121 thousand of interest and penalties as income tax expenses for the three and nine months ended September 30, 2007, respectively. Total interest and penalties accrued as of September 28, 2008, September 30, 2007 and as of the FIN 48 adoption date were $658 thousand, $670 thousand and $530 thousand, respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

12. Segment Information

The Company has determined, based on the nature of its operations and products offered to customers, that its reportable segments are Display Solutions, Imaging Solutions, Semiconductor Manufacturing Services and Power Solutions. On October 6, 2008, the Company announced the closure of the Company’s Imaging Solutions business segment, subject to support for existing customers. The Company expects the Imaging Solutions business segment to be closed by the second fiscal quarter of 2009. The Display Solutions segment’s primary products are flat panel display drivers and the Imaging Solutions segment’s primary products are CMOS image sensors. The Semiconductor Manufacturing Service segment provides for wafer foundry services to clients. The Power Solutions segment’s primary products are MOSFETs, analog switches, DC-DC converters and linear regulators. Net sales and gross profit for the “All other” category primarily relates to certain business activities that do not constitute operating or reportable segments.

The Company’s chief operating decision maker (“CODM”) as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Relate Information,” allocates resources to and assesses the performance of each segment using information about its revenue and gross profit. The Company does not identify or allocate assets by segments, nor does the CODM evaluate operating segments using discrete asset information. In addition, the Company does not allocate operating expense, interest income or expense, other income or expense, or income tax to the segments. Management does not evaluate segments based on these criteria. The following sets forth information relating to the reportable segments:

	Three months ended
	September 28, 2008	September 30, 2007
Net Sales
Display Solutions	$76,344	$79,344
Imaging Solutions	18,375	22,425
Semiconductor Manufacturing Services	77,308	84,770
Power Solutions	2,934	—
All other	1,051	13,506

Total segment net sales	$176,012	$200,045

Gross Profit (Loss)
Display Solutions	$14,569	$4,660
Imaging Solutions	(766)	2,666
Semiconductor Manufacturing Services	25,934	17,184
Power Solutions	(285)	—
All other	1,055	6,833

Total segment gross profit	$40,507	$31,343

	Nine months ended
	September 28, 2008	September 30, 2007
Net Sales
Display Solutions	$253,967	$223,327
Imaging Solutions	63,585	51,568
Semiconductor Manufacturing Services	246,846	217,611
Power Solutions	5,025	—
All other	4,317	53,375

Total segment net sales	$573,740	$545,881

Gross Profit (Loss)
Display Solutions	$53,085	$19,885
Imaging Solutions	(1,737)	2,517
Semiconductor Manufacturing Services	83,032	31,747
Power Solutions	77	—
All other	3,070	19,871

Total segment gross profit	$137,527	$74,020

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

As of September 28, 2008, approximately 99% of the Company’s property, plant and equipment were located in Korea.

Net sales from the Company’s ten largest customers accounted for 59.4% and 56.7% for the three months ended September 28, 2008 and September 30, 2007, respectively, and 58.8% and 61.6% for the nine months ended September 28, 2008 and September 30, 2007, respectively.

The Company recorded $38.4 million and $35.7 million of sales to one customer within the Display Solutions segment, which represents greater than 10% of net sales, for the three months ended September 28, 2008 and September 30, 2007, respectively, and $129.6 million and $131.1 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.

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

The Company has made a contingent commitment to its employees that it will pay an incentive of approximately $30 million in total in the event of an initial public offering of the Company’s equity. This incentive payment is subject to management’s discretion and would be distributed to all employees other than senior management.

14. Liquidity and Capital Resources

The Company has funded its operations largely through the issuance of debt. The Company has incurred substantial losses and negative cash flows from its operations and has an accumulated deficit of $841.4 million as of September 28, 2008. For the nine months ended September 28, 2008, the Company incurred a loss from operations of $55.4 million and negative cash flows from operations of $26.7 million. The business climate in 2008 continues to be extremely difficult. The Company expects operating losses and negative cash flows from operations to continue in the short-term, and as a result, the Company could default under its senior secured credit facility, Second Priority Senior Secured Notes, and Senior Subordinated Notes. The Company’s management currently forecasts that the Company will fail to meet certain of its financial covenants under its senior secured credit facility as of October 31, 2008. Failure to negotiate a waiver or forbearance of any resulting default under the senior secured credit facility would permit the agent and the lenders under the senior secured credit facility to accelerate the maturity of all outstanding amounts under such facility and demand immediate payment. If all of the obligations under the senior secured credit facility are accelerated, the trustee under the indentures governing the Company’s Second Priority Senior Secured Notes and Senior Subordinated Notes, or the requisite number of noteholders, may also demand immediate payment of all outstanding amounts under such notes. The Company is currently unable to make such a payment.

In addition, failure to generate sufficient revenue, potentially raise additional capital, restructure debt or lease agreements, or reduce operating expenses could have a material adverse effect on the Company’s financial condition. Accordingly, the Company has retained financial and legal advisors to assist the Company in evaluating options to improve the Company’s financial condition, and the Company is currently in negotiations with its lenders.

The Board of Directors of the Company has engaged Miller Buckfire & Co., LLC to assist in reviewing the Company’s strategic and financial alternatives. From an operational perspective, the Company continues to address cost management, cash and working capital management, and the timely release of new products. However, there can be no assurance that any of the strategic alternatives being considered by the Company will be successful or that the Company’s results of operations, cash flows and financial position will improve absent successful execution of some or all of the alternatives under consideration.

As of September 28, 2008, the Company was compliant with all of its financial covenants under the terms of its senior secured credit facility, Second Priority Senior Secured Notes, and Senior Subordinated Notes. Accordingly, amounts outstanding under the Second Priority Senior Secured Notes and Senior Subordinated Notes have been classified as non-current obligations in the Company’s September 28, 2008, balance sheet.

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

Below are condensed consolidating balance sheets as of September 28, 2008 and December 31, 2007, condensed consolidating statements of operations for the three months and nine months ended September 28, 2008 and September 30, 2007 and condensed consolidating statement of cash flows for the nine months ended September 28, 2008 and September 30, 2007 of those entities that guarantee the Senior Subordinated Notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended September 28, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$170,869	$100,621	$(95,478)	$176,012
Cost of sales	—	—	134,491	88,006	(86,992)	135,505

Gross profit	—	—	36,378	12,615	(8,486)	40,507

Selling, general and administrative expenses	79	193	16,930	4,188	(164)	21,226
Research and development expenses	—	—	33,024	7,666	(8,491)	32,199
Restructuring and impairment charges	—	—	23,973	2,312	—	26,285

Operating income (loss)	(79)	(193)	(37,549)	(1,551)	169	(39,203)

Other income (expenses)	—	(16,197)	(96,897)	15,823	—	(97,271)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(79)	(16,390)	(134,446)	14,272	169	(136,474)

Income tax expenses (benefit)	—	(320)	35	3,602	—	3,317

Loss before equity in loss of related investment	(79)	(16,070)	(134,481)	10,670	169	(139,791)

Loss of related investment	(139,712)	(120,731)	—	(134,342)	394,785	—

Net loss	$(139,791)	$(136,801)	$(134,481)	$(123,672)	$394,954	$(139,791)

Dividends accrued on preferred units	3,306	—	—	—	—	3,306

Net loss attributable to common units	$(143,097)	$(136,801)	$(134,481)	$(123,672)	$394,954	$(143,097)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the nine months ended September 28, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$553,846	$308,106	$(288,212)	$573,740
Cost of sales	—	—	430,348	268,451	(262,586)	436,213

Gross profit	—	—	123,498	39,655	(25,626)	137,527

Selling, general and administrative expenses	292	887	51,355	11,451	(525)	63,460
Research and development expenses	—	—	106,215	23,591	(25,766)	104,040
Restructuring and impairment charges	—	—	23,098	2,312	—	25,410

Operating income (loss)	(292)	(887)	(57,170)	2,301	665	(55,383)

Other income (expenses)	—	(6,644)	(198,655)	2,504	—	(202,795)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(292)	(7,531)	(255,825)	4,805	665	(258,178)

Income tax expenses	—	284	116	8,703	—	9,103

Income (loss) before equity in loss of related investment	(292)	(7,815)	(255,941)	(3,898)	665	(267,281)

Loss of related investment	(266,989)	(256,803)	—	(254,503)	778,295	—

Net loss	$(267,281)	$(264,618)	$(255,941)	$(258,401)	$778,960	$(267,281)

Dividends accrued on preferred units	9,705	—	—	—	—	9,705

Net loss attributable to common units	$(276,986)	$(264,618)	$(255,941)	$(258,401)	$778,960	$(276,986)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$197,287	$98,087	$(95,329)	$200,045
Cost of sales	—	—	170,083	86,651	(88,032)	168,702

Gross profit	—	—	27,204	11,436	(7,297)	31,343

Selling, general and administrative expenses	76	365	19,741	3,589	(127)	23,644
Research and development expenses	—	—	33,737	6,456	(6,756)	33,437
Restructuring and Impairment charges	—	—	—	—	—	—

Operating income (loss)	(76)	(365)	(26,274)	1,391	(414)	(25,738)

Other income (expenses)	1	7,142	(8,030)	(9,594)	—	(10,481)

Income (loss) before income taxes, equity in earning (loss) of related equity investment	(75)	6,777	(34,304)	(8,203)	(414)	(36,219)

Income tax expenses	—	43	81	2,423	—	2,547

Loss before equity in loss of related investment	(75)	6,734	(34,385)	(10,626)	(414)	(38,766)

Earning (loss) of related investment	(38,691)	(45,603)	—	(34,782)	119,076	—

Net loss	$(38,766)	$(38,869)	$(34,385)	$(45,408)	$118,662	$(38,766)

Dividends accrued on preferred units	3,010	—	—	—	—	3,010

Net loss attributable to common units	$(41,776)	$(38,869)	$(34,385)	$(45,408)	$118,662	$(41,776)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$532,544	$235,186	$(221,849)	$545,881
Cost of sales	—	—	471,123	204,483	(203,745)	471,861

Gross profit	—	—	61,421	30,703	(18,104)	74,020

Selling, general and administrative expenses	321	926	60,448	10,272	(63)	71,904
Research and development expenses	—	—	101,813	16,681	(17,405)	101,089
Restructuring and Impairment charges	—	—	12,084	—	—	12,084

Operating income (loss)	(321)	(926)	(112,924)	3,750	(636)	(111,057)

Other income (expenses)	1	4,512	(28,045)	(9,840)	—	(33,372)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	(320)	3,586	(140,969)	(6,090)	(636)	(144,429)

Income tax expenses	—	128	115	6,400	—	6,643

Loss before equity in loss of related investment	(320)	3,458	(141,084)	(12,490)	(636)	(151,072)

Loss of related investment	(150,752)	(154,605)	—	(141,451)	446,808	—

Net loss	$(151,072)	$(151,147)	$(141,084)	$(153,941)	$446,172	$(151,072)

Dividends accrued on preferred units	8,863	—	—	—	—	8,863

Net loss attributable to common units	$(159,935)	$(151,147)	$(141,084)	$(153,941)	$446,172	$(159,935)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

September 28, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$250	$57	$20,697	$2,866	$—	$23,870
Accounts receivable, net	—	—	146,993	94,140	(100,692)	140,441
Inventories, net	—	—	59,506	262	—	59,768
Other receivables	—	718	8,492	5,990	(9,569)	5,631
Short-term inter-company loans	—	90,000	—	90,000	(180,000)	—
Other current assets	3,185	11,230	15,574	14,458	(26,059)	18,388

Total current assets	3,435	102,005	251,262	207,716	(316,320)	248,098

Property, plant and equipment, net	—	—	201,508	2,688	—	204,196
Intangible assets, net	—	—	38,394	16,812	(129)	55,077
Investments in subsidiaries	(525,615)	(597,905)	—	(408,743)	1,532,263	—
Long-term inter-company loans	—	809,664	—	635,574	(1,445,238)	—
Other non-current assets	—	11,618	36,380	9,204	(17,418)	39,784

Total assets	$(522,180)	$325,382	$527,544	$463,251	$(246,842)	$547,155

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$128,419	$78,167	$(100,692)	$105,894
Other accounts payable	3,692	5	23,133	2,264	(9,569)	19,525
Accrued expenses	61	11,108	22,542	13,800	(22,837)	24,674
Short-term Borrowings	—	90,000	90,000	90,000	(180,000)	90,000
Other current liabilities	(1)	96	1,763	5,580	(3,222)	4,216

Total current liabilities	3,752	101,209	265,857	189,811	(316,320)	244,309

Long-term borrowings	—	750,000	621,000	824,238	(1,445,238)	750,000
Accrued severance benefits, net	—	—	67,864	702	—	68,566
Other non-current liabilities	—	—	8,768	18,862	(17,418)	10,212

Total liabilities	3,752	851,209	963,489	1,033,613	(1,778,976)	1,073,087
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	139,110	—	—	—	—	139,110

Total redeemable convertible preferred units	139,110	—	—	—	—	139,110

Unitholders’ equity
Common units	52,923	136,229	39,005	55,778	(231,012)	52,923
Additional paid-in capital	3,031	2,153	156,129	108,285	(266,567)	3,031
Accumulated deficit	(841,435)	(785,399)	(747,886)	(859,800)	2,393,085	(841,435)
Accumulated other comprehensive income	120,439	121,190	116,807	125,375	(363,372)	120,439

Total unitholders’ equity	(665,042)	(525,827)	(435,945)	(570,362)	1,532,134	(665,042)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(522,180)	$325,382	$527,544	$463,251	$(246,842)	$547,155

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2007

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$163	$31,248	$24,301	$8,633	$—	$64,345
Accounts receivable, net	—	—	131,101	68,156	(75,468)	123,789
Inventories, net	—	—	71,930	4,598	(661)	75,867
Other receivables	—	717	5,846	12,702	(13,494)	5,771
Short-term inter-company loan	—	50,000	—	50,000	(100,000)	—
Other current assets	1,129	9,037	9,309	6,047	(14,571)	10,951

Total current assets	1,292	91,002	242,487	150,136	(204,194)	280,723

Property, plant and equipment, net	—	—	275,997	3,672	—	279,669
Intangible assets, net	—	—	86,571	18,328	(174)	104,725
Investments in subsidiaries	(348,345)	(431,611)	—	(243,130)	1,023,086	—
Long-term inter-company loans	—	809,754	—	634,837	(1,444,591)	—
Other non-current assets	—	13,897	38,866	9,823	(19,820)	42,766

Total assets	$(347,053)	$483,042	$643,921	$573,666	$(645,693)	$707,883

Liabilities and Unitholders’ equity
Current liabilities
Accounts payable	$—	$—	$101,056	$64,389	$(75,468)	$89,977
Other accounts payable	1,021	5	40,381	2,748	(13,494)	30,661
Accrued expenses	—	3,389	16,412	9,647	(11,348)	18,100
Short-term borrowings	—	80,000	50,000	50,000	(100,000)	80,000
Other current liabilities	—	503	3,714	5,383	(3,223)	6,377

Total current liabilities	1,021	83,897	211,563	132,167	(203,533)	225,115

Long-term borrowings	—	750,000	621,000	823,591	(1,444,591)	750,000
Accrued severance benefits, net	—	—	73,700	476	—	74,176
Other non-current liabilities	—	—	4,867	21,619	(19,820)	6,666

Total liabilities	1,021	833,897	911,130	977,853	(1,667,944)	1,055,957
Commitments and contingencies
Series A redeemable convertible preferred units	—	—	—	—	—	—
Series B redeemable convertible preferred units	129,405	—	—	—	—	129,405

Total redeemable convertible preferred units	129,405	—	—	—	—	129,405

Unitholders’ equity
Common units	52,844	136,229	39,005	55,778	(231,012)	52,844
Additional paid-in capital	3,077	1,899	155,888	107,946	(265,733)	3,077
Accumulated deficit	(564,449)	(520,781)	(491,945)	(601,399)	1,614,125	(564,449)
Accumulated other comprehensive income	31,049	31,798	29,843	33,488	(95,129)	31,049

Total unitholders’ equity	(477,479)	(350,855)	(267,209)	(404,187)	1,022,251	(477,479)

Total liabilities, redeemable convertible preferred units and unitholders’ equity	$(347,053)	$483,042	$643,921	$573,666	$(645,693)	$707,883

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 28, 2008

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net loss	$(267,281)	$(264,618)	$(255,941)	$(258,401)	$778,960	$(267,281)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	60,134	2,618	—	62,752
Provision for severance benefits	—	—	13,189	255	—	13,444
Amortization of debt issuance costs	—	2,278	710	—	—	2,988
Loss on foreign currency translation, net	—	90	155,359	480	—	155,929
Loss (gain) on disposal of property, plant and equipment, net	—	—	(3,387)	1	—	(3,386)
Impairment charge	—	—	23,973	2,312	—	26,285
Loss of related investment	266,989	256,803	—	254,503	(778,295)	—
Other	17	(1)	829	(44)	—	801
Changes in operating assets and liabilities:
Accounts receivable	—	—	(41,096)	(24,612)	25,224	(40,484)
Inventories	—	—	(1,849)	4,431	(663)	1,919
Other receivables	—	—	(3,492)	6,720	(3,925)	(697)
Deferred tax assets	—	—	—	1,067	—	1,067
Accounts payable	—	—	40,310	12,583	(25,224)	27,669
Other accounts payable	2,671	—	(17,880)	(512)	3,925	(11,796)
Accrued expenses	61	7,720	10,287	4,122	(11,489)	10,701
Other current assets	(2,057)	(3,183)	3,685	(8,137)	9,104	(588)
Other current liabilities	—	(408)	(1,554)	226	2,489	753
Payment of severance benefits	—	—	(3,564)	(54)	—	(3,618)
Other	—	128	(4,400)	(3,848)	4,934	(3,186)

Net cash provided by (used in) operating activities	400	(1,191)	(24,687)	(6,290)	5,040	(26,728)

Cash flows from investing activities:
Purchase of plant, property and equipment	—	—	(23,105)	(1,789)	—	(24,894)
Payment for intellectual property registration	—	—	(714)	(256)	—	(970)
Proceeds from disposal of property, plant and equipment	—	—	3,391	(1)	—	3,390
Other	—	(40,000)	(276)	(40,091)	80,000	(367)

Net cash used in investing activities	—	(40,000)	(20,704)	(42,137)	80,000	(22,841)

Cash flows from financing activities:
Exercise of unit options	183	—	—	—	—	183
Repurchase of common stock	(496)	—	—	—	—	(496)
Proceeds from short-term borrowings	—	170,000	150,000	145,000	(290,000)	175,000
Repayment of short-term borrowings	—	(160,000)	(110,000)	(105,000)	210,000	(165,000)

Net cash provided by (used in) financing activities	(313)	10,000	40,000	40,000	(80,000)	9,687
Effect of exchange rates on cash and cash equivalents	—	—	1,787	2,660	(5,040)	(593)

Net increase (decrease) in cash and cash equivalents	87	(31,191)	(3,604)	(5,767)	—	(40,475)

Cash and cash equivalents:
Beginning of the period	163	31,248	24,301	8,633	—	64,345

End of the period	$250	$57	$20,697	$2,866	$—	$23,870

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements - (Continued)

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

16. Subsequent Event

On October 6, 2008, the Company announced the closure of its Imaging Solution business segment, subject to support for existing customers. In connection with this action, the Company recorded impairment charges of $26.3 million at the end of the third quarter ended September 28, 2008, in accordance with SFAS 144. The Company expects to record restructuring charges in the fourth quarter, in accordance with SFAS 146, related to one-time employee termination benefits, costs associated with the closing of the facilities and contract terminations, which are expected to be paid over the next 18 months.

PART I. Financial Information - (continued)

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

We have funded our operations largely through the issuance of debt and we have incurred substantial losses and negative cash flows from operations. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. There is substantial doubt as to whether we can raise new capital or debt in the current environment given that the capital and credit markets have been experiencing extreme unprecedented volatility and disruption.

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

•

Imaging Solutions: Our Imaging Solutions segment covers a broad spectrum of videographics array, or VGA; 1.3, 2.1 and 3.2 megapixel, or MP; CMOS image sensors for large and rapidly growing camera-equipped applications, such as mobile handsets, PCs, digital cameras, notebook computers and security cameras. Our image sensors are designed to provide brighter, sharper and more colorful image quality for use primarily in applications that require a small form factor, low power consumption and high sensitivity in a variety of light conditions. On October 6, 2008, we announced the closure of our Imaging Solution business segment, subject to support for existing customers. We expect the Imaging Solutions business segment to be closed by the second fiscal quarter of 2009.

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

Results of Operations

The following table sets forth consolidated results of operations for the three months ended September 28, 2008 and September 30, 2007:

	Three months ended September 28, 2008		Three months ended September 30, 2007
	Amount	% of net sales	Amount	% of net sales	Change Amount
	(in millions; %)
Net sales	$176.0	100.0%	$200.0	100.0%	$(24.0)
Cost of sales	135.5	77.0	168.7	84.4	(33.2)

Gross profit	40.5	23.0	31.3	15.6	9.2

Selling, general and administrative expenses	21.2	12.1	23.6	11.8	(2.4)
Research and development expenses	32.2	18.3	33.4	16.7	(1.2)
Restructuring and impairment charges	26.3	14.9	—	—	26.3

Operating loss	(39.2)	(22.3)	(25.7)	(12.9)	(13.5)
Interest expense, net	15.6	8.9	15.3	7.7	0.3
Foreign currency gain (loss), net	(81.6)	(46.4)	4.9	2.5	(86.5)

Loss before income taxes	(136.5)	(77.5)	(36.2)	(18.2)	(100.3)
Income tax expenses	3.3	1.9	2.5	1.3	0.8

Net loss	$(139.8)	(79.4)%	$(38.8)	(19.5)%	$(101.0)

Net Sales

	Three months ended September 28, 2008		Three months ended September 30, 2007
	Amount	% of Total	Amount	% of Total	Change Amount
	(in millions; %)
Display Solutions	$76.3	43.4%	$79.3	39.7%	$(3.0)
Imaging Solutions	18.4	10.4	22.4	11.2	(4.1)
Semiconductor Manufacturing Services	77.3	43.9	84.8	42.4	(7.5)
Power Solutions	2.9	1.7	—	—	2.9
All other	1.1	0.6	13.5	6.7	(12.5)

	$176.0	100.0%	$200.0	100.0%	$(24.0)

We derive a majority of our net sales from four operating segments: Display Solutions, Imaging Solutions, Semiconductor Manufacturing Services and Power Solutions. The “All other” category represents certain business activities other than these business segments, principally composed of rental and unit processing.

Total net sales for the three months ended September 28, 2008 decreased $24.0 million, or 12.0% compared to the three months ended September 30, 2007. Net sales generated in the four operating segments during the current quarter were $175.0 million, a decrease of $11.6 million or 6.2% from the net sales of the three operating segments from which we earned revenues for the prior-year quarter. The decline in revenue was principally due to a reduction of inventory levels in the supply chain as our customers responded to the uncertainty associated with the current economic crisis. We continue to add new accounts and to offer new products and services, which we expect to contribute to market share improvement long term.

Display Solutions. Net sales from Display Solutions for the three months ended September 28, 2008 were $76.3 million, a $3.0 million or 3.8% decrease from $79.3 million for the three months ended September 30, 2007. The decrease resulted from a 15.5% decrease in average selling prices, primarily from display driver products for LCD televisions and PC monitors, coupled with a 6.5% sales volume decrease. We continue to add product features, such as development of touch panel solutions, to meet customer needs and also have developed, what we believe to be, leading low power consumption capabilities and important AMOLED technologies that enable next generation panels.

Imaging Solutions. Net sales from Imaging Solutions decreased $4.1 million in the current quarter, or 18.1% compared to net sales generated in the prior year quarter. This decrease resulted from a 23.1% sales volume decrease mainly caused by small form factor VGA products, and was partially offset by a 6.3% increase in average selling prices. On October 6, 2008, we announced the closure of our Imaging Solution business segment, subject to support for existing customers. We expect the Imaging Solutions business segment to be closed by the second fiscal quarter of 2009.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the third quarter of 2008 were $77.3 million, a $7.5 million or 8.8% decrease compared to net sales of $84.8 million for the prior year quarter. This decrease was due to a 3.2% decrease in average selling prices, coupled with a 3.0% sales volume decrease. We expect that the current economic downturn and the resulting impacts to the overall analog semiconductor market in particular, will negatively impact our semiconductor manufacturing service business.

Power Solutions. Net sales from Power Solutions for the third quarter of 2008 were $2.9 million. We have built our new product pipeline with the launch of our 30V and 40V MOSFET series and development of LDO and USB solutions. We finished development of our high voltage MOSFET technology and expect our first products using this technology to be released in the forth quarter.

All other. Net sales from All other for the three months ended September 28, 2008 were $1.1 million compared to $13.5 million for the three months ended September 30, 2007. This decrease of $12.5 million was primarily due to a $12.0 million decrease in unit processing services rendered to Hynix as Hynix increased its internal capacity. We rendered no unit processing services to Hynix during the three months ended September 30, 2008.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 28, 2008 and September 30, 2007, respectively:

	Three months ended September 28, 2008		Three months ended September 30, 2007
	Amount	% of Total	Amount	% of Total
	(in millions; %)
Korea	$83.6	47.5%	$102.2	51.1%
Asia Pacific	51.6	29.3	53.5	26.8
Japan	18.0	10.2	21.9	11.0
North America	19.1	10.9	16.1	8.0
Europe	3.6	2.1	6.3	3.1

Total net revenues	$176.0	100.0%	$200.0	100.0%

Gross Profit

	Three months ended September 28, 2008		Three months ended September 30, 2007		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Display Solutions	$14.6	19.1%	$4.7	5.8%	$9.9
Imaging Solutions	(0.8)	(4.2)	2.7	12.1	(3.4)
Semiconductor Manufacturing Services	25.9	33.5	17.2	20.3	8.8
Power Solutions	(0.3)	(9.7)	—	—	(0.3)
All other	1.1	100.4	6.8	50.4	(5.8)

	$40.5	23.0%	$31.3	15.6%	$9.2

Total gross profit increased $9.2 million in the third quarter of 2008, or 29.2%, compared to the gross profit generated in the prior-year quarter. Gross profit percentage for the current quarter was 23.0% of net sales, an increase of 7.4% from 15.6% for the prior-year quarter. This increase in gross profit percentage was primarily attributable to an overall decrease in unit costs due to a decrease in overall production costs, especially from decrease in depreciation expense. We expect our gross profit to benefit in the next several quarters from the sale of inventory reflecting our reduced cost structure as well as due to increased capacity utilization.

Display Solutions. Gross profit percentage for Display Solutions for the three months ended September 28, 2008 improved to 19.1% compared to 5.8% for the three months ended September 30, 2007 due to a decrease in unit costs that resulted from a decrease in overall production costs, especially from depreciation expenses.

Imaging Solutions. Gross profit percentage for Imaging Solutions was minus 4.2% in the third quarter ended September 28, 2008 compared to 12.1% of positive gross profit percentage for the three months ended September 30, 2007. This change was due to a 23.1% decrease in sales volume and higher unit costs resulting from new design products. On October 6, 2008, we announced the closure of our Imaging Solution business segment, subject to support for existing customers. We expect the Imaging Solutions business segment to be closed by the second fiscal quarter of 2009.

Semiconductor Manufacturing Services. Gross profit percentage for Semiconductor Manufacturing Services improved to 33.5% in the third quarter of 2008 from 20.3% in the prior-year quarter. This increase was due to decrease in unit costs, resulting from decrease in overall production costs, especially from depreciation expenses.

Power Solutions. Gross profit percentage for Power Solutions was minus 9.7% for the three months ended September 30, 2008.

All other. Gross profit percentage for All other for the current period increased to 100.4% from 50.4% in the third quarter of 2007. This improvement in gross profit percentage was mainly attributable to lower fixed cost per unit.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $21.2 million or 12.1% of net sales for the three months ended September 28, 2008, compared to $23.6 million or 11.8% for the three months ended September 30, 2007. The decrease of $2.4 million or 10.2% from the prior-year quarter resulted from reductions of various expenses including depreciation and amortization, contingency losses, outside service fees and sales commissions.

Research and Development Expenses. Research and development expenses for the current quarter were $32.2 million, a decrease of $1.2 million or 3.7% from $33.4 million for the prior year quarter mainly due to $1.2 million decrease in depreciation and amortization expense. As a percentage of net sales, research and development expenses for the current quarter increased to 18.3% compared to 16.7% for the prior-year quarter. We expect research and development expenses in 2008 to be generally consistent with the levels in 2007 on a percentage of net sales basis.

Restructuring and Impairment Charges. During the third quarter ended September 28, 2008, we recognized impairment charges of $26.3 million under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The impairment charges were recorded related to the closure of our Imaging Solutions Division, which generated losses and is expected to be closed by the second fiscal quarter of 2009.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $15.6 million during the three months ended September 28, 2008 compared to $15.3 million for the three months ended September 30, 2007. Interest expense was incurred to service to our notes in the amount of $750.0 million and drawings under our senior secured facility. At September 28, 2008, the notes bore interest at a weighted average interest rate of 6.87%. Drawings under our senior secured credit facility bore interest at September 28, 2008 at either three-month LIBOR plus 4.75% or ABR plus 3.75%. The increase in net interest expense was mainly due to an increase in interest expense driven by drawdowns from our senior secured credit facility and a decrease in interest income from financial assets including cash and cash equivalents.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended September 28, 2008 was $81.6 million, compared to net foreign exchange gain of $4.9 million for the three months ended September 30, 2007.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korea won and the U.S. dollar. Foreign currency translation loss from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their maturity dates. The Korean won to U.S. dollar exchange rates were 1,160.1:1 and 913.6:1 using the noon buying rate in effect as of September 28, 2008 and September 30, 2007, respectively, as quoted by the Federal Reserve Bank of New York.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the three months ended September 28, 2008 were $3.3 million, compared to $2.5 million for the three months ended September 30, 2007. Income tax expenses for this period were comprised of $1.5 million of current income taxes incurred in various jurisdictions in which we operate, $1.6 million of withholding taxes mostly paid on intercompany interest payments and $0.2 million of income tax increase effect from the change of deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we did not recognize these withholding taxes as deferred assets.

Results of Operations – Comparison of Nine-Month Periods Ended September 28, 2008 and September 30, 2007.

The following table sets forth consolidated result of operations for the nine months ended September 28, 2008 and September 30, 2007:

	Nine months ended September 28, 2008		Nine months ended September 30, 2007		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Net sales	$573.7	100.0%	$545.9	100.0%	$27.9
Cost of sales	436.2	76.0	471.9	86.4	(35.6)

Gross profit	137.5	24.0	74.0	13.6	63.5

Selling, general and administrative expenses	63.5	11.1	71.9	13.2	(8.4)
Research and development expenses	104.0	18.1	101.1	18.5	3.0
Restructuring and impairment charges	25.4	4.4	12.1	2.2	13.3

Operating loss	(55.4)	(9.7)	(111.1)	(20.3)	55.7
Interest expense, net	47.1	8.2	44.7	8.2	2.4
Foreign currency gain (loss), net	(155.7)	(27.1)	11.3	2.1	(167.0)

Loss before income taxes	(258.2)	(45.0)	(144.4)	(26.4)	(113.7)
Income tax expenses	9.1	1.6	6.6	1.2	2.5

Net loss	$(267.3)	(46.6)%	$(151.1)	(27.7)%	$(116.2)

Net Sales

	Nine months ended September 28, 2008		Nine months ended September 30, 2007		Change Amount
	Amount	% of Total	Amount	% of total
	(in millions; %)
Display Solutions	$254.0	44.3%	$223.3	40.9%	$30.6
Imaging Solutions	63.6	11.1	51.6	9.5	12.0
Semiconductor Manufacturing Services	246.8	43.0	217.6	39.9	29.2
Power Solutions	5.0	0.9	—	—	5.0
All other	4.3	0.8	53.4	9.8	(49.1)

	$573.7	100.0%	$545.9	100.0%	$27.9

Total net sales for the nine months ended September 28, 2008 increased $27.9 million, or 5.1% compared to the nine months ended September 30, 2007. Net sales generated in the four operating segments during the current period were $569.4 million, an increase of $76.9 million or 15.6% from the net sales of the three operating segments from which we earned revenues for the prior-year period.

Display Solutions. Net sales from Display Solutions for the nine months ended September 28, 2008 were $254.0 million, a $30.6 million or 13.7% increase from $223.3 million for the nine months ended September 30, 2007. This increase resulted from a 14.0% sales volume increase, primarily from display driver products for LCD televisions, PC monitors and mobile devices.

Imaging Solutions. Net sales from Imaging Solutions increased $12.0 million in the current period, or 23.3% compared to net sales generated in the prior-year period. This increase resulted from a 31.6% sales volume increase, particularly of small form factor VGA products, and was partially offset by a 4.5% decrease in average selling prices. On October 6, 2008, we announced the closure of our Imaging Solution business segment, subject to support for existing customers. We expect the Imaging Solutions business segment to be closed by the second fiscal quarter of 2009.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services for the nine months ended September 28, 2008, were $246.8 million, a $29.2 million or 13.4% increase compared to net sales of $217.6 million for the nine months ended September 30, 2007. This increase was primarily due to a 20.7% sales volume increase.

Power Solutions. Net sales from Power Solutions for the nine months ended September 28, 2008 were $5.0 million. We have started to ship our products and recorded sales revenue since the second quarter of 2008.

All other. Net sales from All other for the nine months ended September 28, 2008 were $4.3 million compared to $53.4 million for the nine months ended September 30, 2007. This decrease of $49.1 million represents primarily the revenue decrease from our unit processing services rendered to Hynix as Hynix increased its internal capacity. Sales revenue from unit processing services was $0.3 million during the nine months ended September 28, 2008, compared to $48.6 million during the nine months ended September 30, 2007.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 28, 2008 and September 30, 2007, respectively:

	Nine months ended September 28, 2008		Nine months ended September 30, 2007
	Amount	% of Total	Amount	% of Total
	(in millions; %)
Korea	$287.7	50.1%	$318.9	58.4%
Asia Pacific	150.3	26.2	129.7	23.8
Japan	69.1	12.0	45.2	8.3
North America	53.9	9.4	38.3	7.0
Europe	12.8	2.2	13.8	2.5

Total net revenues	$573.7	100.0%	$545.9	100.0%

Gross Profit

	Nine months ended September 28, 2008		Nine months ended September 30, 2007		Change Amount
	Amount	% of net sales	Amount	% of net sales
	(in millions; %)
Display Solutions	$53.1	20.9%	$19.9	8.9%	$33.2
Imaging Solutions	(1.7)	(2.7)	2.5	4.9	(4.3)
Semiconductor Manufacturing Services	83.0	33.6	31.7	14.6	51.3
Power Solutions	0.1	1.5	—	—	0.1
All other	3.1	71.1	19.9	37.2	(16.8)

	$137.5	24.0%	$74.0	13.6%	$63.5

Total gross profit increased $63.5 million in the nine months ended September 28, 2008, or 85.8%, compared to the gross profit generated in the nine months ended September 30, 2007. Gross profit percentage for the nine months ended September 28, 2008 was 24.0% of net sales, an increase of 10.4% from 13.6% for the nine months ended September 30, 2007. This increase in gross profit percentage was primarily attributable to an overall decrease in unit costs due to an increase in overall production volume and a decrease in depreciation expense.

Display Solutions. Gross profit percentage for Display Solutions for the nine months ended September 28, 2008 improved to 20.9% compared to 8.9% for the nine months ended September 30, 2007 primarily due to a 14.0% increase in sales volume and a decrease in unit costs that resulted from an increase in overall production volume and decrease in depreciation expenses.

Imaging Solutions. Gross profit percentage for the nine months ended September 28, 2008 was minus 2.7% compared to 4.9% for the prior-year period mainly due to a 4.5% decrease in average selling prices. On October 6, 2008, we announced the closure of our Imaging Solution business segment, subject to support for existing customers. We expect the Imaging Solutions business segment to be closed by the second fiscal quarter of 2009.

Semiconductor Manufacturing Services. Gross profit percentage for Semiconductor Manufacturing Services improved to 33.6% in the nine months ended September 28, 2008 from 14.6% in the nine months ended September 30, 2007. This increase was due to a 20.7% increase in sales volume and a decrease in unit costs, resulting from an increase in overall production volume.

Power Solutions. Gross profit percentage for Power Solutions was 1.5% for the nine months ended September 28, 2008.

All other. Gross profit percentage for All other for the current period increased to 71.1% from 37.2% for the prior-year period. This improvement in gross profit percentage is mainly attributable to lower fixed cost per unit.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $63.5 million or 11.1% of net sales for the nine months ended September 28, 2008 compared to $71.9 million or 13.2% for the nine months ended September 30, 2007. The decrease of $8.4 million or 11.7% from the prior-year period was mainly due to a $3.3 million increase in gain from disposal of tangible assets, a $2.1 million decrease in depreciation and amortization, an $1.2 million decrease in outside service fee and an $2.0 million increase in miscellaneous income.

Research and Development Expenses. Research and development expenses for the current period were $104.0 million, an increase of $3.0 million or 2.9% from $101.1 million for the prior year period. This increase in research and development expenses essentially represented our focus on the introduction of new products. As a percentage of net sales, research and development expenses for the nine months ended September 28, 2008 decreased to 18.1% compared to 18.5% for the prior-year period.

Restructuring and Impairment Charges. During the nine months ended September 28, 2008, we recognized restructuring and impairment charges of $25.4 million that consisted of $26.3 million of impairment charges under SFAS 144 and reversal of $0.9 million of unused restructuring accruals which were part of $2.0 million of restructuring charges recognized during the second quarter ended July 1, 2007. Impairment chares of $26.3 million were related to the closure of our Imaging Solutions Division, which generated losses and no longer supports our strategic technology roadmap. We expect the Imaging Solutions Division to be closed by the second fiscal quarter of 2009. The restructuring charges of $2.0 million originally recorded in the second quarter of 2007 were related to the closure of our five-inch wafer fabrication facilities, and those charges consisted of one-time termination benefits, transfer of machinery and other associated costs whose activities were substantially completed as of March 30, 2008.

During the second quarter ended July 1, 2007, we recognized restructuring and impairment charges of $12.1 million which consisted of $10.1 million of impairment under SFAS 144 and $2.0 million of restructuring under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The impairment charges were recorded related to the closure of our five-inch wafer fabrication facilities that has generated losses and no longer supported our strategic technology roadmap.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $47.1 million during the nine months ended September 28, 2008 compared to $44.7 million for the nine months ended September 30, 2007. Interest expense was incurred to service our notes in the amount of $750.0 million and drawings under our senior secured facility. At September 28, 2008, the notes bore interest at a weighted average interest rate of 7.14%. Drawings under our senior secured credit facility bore interest at September 30, 2008 at either three-month LIBOR plus 4.75% or ABR plus 3.75%. The increase in net interest expense was mainly due to an increase in interest expense driven by drawdowns from our senior secured credit facility and a decrease in interest income from financial assets including cash and cash equivalents.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the nine months ended September 28, 2008 was $155.7 million, compared to net foreign exchange gain of $11.3 million for the nine months ended September 30, 2007.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korea won and the U.S. dollar. Foreign currency translation gain/loss from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their maturity dates. The Korean won to U.S. dollar exchange rates were 1,160.1:1 and 913.6:1 using the noon buying rate in effect as of September 28, 2008 and September 30, 2007, respectively, as quoted by the Federal Reserve Bank of New York.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the nine months ended September 28, 2008 were $9.1 million, compared to income tax expenses of $6.6 million for the same period of 2007. Income tax expenses for the nine months ended September 30, 2008 were comprised of $3.6 million of current income taxes incurred in various jurisdictions in which we operate, $4.4 million of withholding taxes mostly paid on intercompany interest payments and $1.1 million of income tax increase effect from the change of deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we did not recognize these withholding taxes as deferred assets.

Liquidity and Capital Resources

Our principal capital requirements are to invest in research and development and capital equipment, to make debt service payments on the notes and our senior secured credit facility and to fund working capital needs.

We have funded our operations largely through the issuance of debt. As of September 28, 2008, we had total outstanding long-term debt of $750.0 million. We have incurred substantial losses and negative cash flows from operations and have an accumulated deficit of $841.4 million as of September 28, 2008. The 2008 business climate continues to be extremely difficult. We expect operating losses and negative cash flows from operations to continue in the short-term, and as a result, we could default under our senior secured credit facility, Second Priority Senior Secured Notes, and Senior Subordinated Notes. Our management currently forecasts that we will fail to meet certain of our financial covenants under our senior secured credit facility as of October 31, 2008. Failure to negotiate a waiver or forbearance of any resulting default under the senior secured credit facility would permit the agent and the lenders under the senior secured credit facility to accelerate the maturity of all outstanding amounts under such facility and demand immediate payment. If all of the obligations under the senior secured credit facility are accelerated, the trustee under the indentures governing our Second Priority Senior Secured Notes and Senior Subordinated Notes, or the requisite number of noteholders, may also demand immediate payment of all outstanding amounts under such notes. We are currently unable to make such a payment.

In addition, failure to generate sufficient revenue, potentially raise additional capital, restructure debt or lease agreements, or reduce operating expenses could have a material adverse effect on our financial condition. Accordingly, we have retained financial and legal advisors, including Miller Buckfire & Co., LLC, to assist us in evaluating alternatives to improve our financial condition, and we are currently in negotiations with our lenders. From an operational perspective, we continue to address cost management, cash and working capital management, and the timely release of new products. However, there can be no assurance that any of the strategic alternatives being considered by us will be successful or that our results of operations, cash flows and financial position will improve absent successful execution of some or all of the alternatives under consideration.

As of September 28, 2008, we were compliant with all of our financial covenants under the terms of our senior secured credit facility, Second Priority Senior Secured Notes, and Senior Subordinated Notes. Accordingly, amounts outstanding under the Second Priority Senior Secured Notes and Senior Subordinated Notes have been classified as non-current obligations in our September 28, 2008, balance sheet.

Our principal sources of liquidity are our cash, cash equivalents and available borrowings under our senior secured credit facility of $100 million. As of September 28, 2008, our cash and cash equivalents balance was $23.9 million or 4.4% of our total assets, a $40.4 million decrease from $64.3 million or 9.1% of total assets as of December 31, 2007. The decrease in cash and cash equivalents during the nine months of 2008 was primarily attributable to cash outflow related to capital expenditures during the period of $25.9 million, coupled with cash outflow of $26.7 million in operating activities.

During the nine months ended September 28, 2008, net cash used in operating activities was $26.7 million, compared to $13.2 million of net cash used in operating activities during the prior year period. This difference in cash from operating activities between the two periods was primarily attributable to different operating result and changes in operating assets and liabilities. The net operating cash outflow for the current period principally reflects our net loss of $267.3 million adjusted by $258.8 million which mainly consisted of depreciation and foreign currency translation loss and an increase in net operating assets of $18.3 million.

Our working capital balance as of September 28, 2008 was $3.8 million compared to $55.6 million as of December 31, 2007. The decrease of $51.8 million in our working capital balance was mainly due to a $40.4 million reduction in cash and cash equivalents which was used to support our capital investment and operations and a $19.2 million increase in current liabilities due to the timing of payments at the end of the third quarter and increase in short-term borrowings. This decrease was partially offset by an increase in accounts receivable of $16.7 million due to the timing of receipts at the end of the third quarter.

For investing activities, net cash outlay during the nine months ended September 28, 2008 was $22.8 million, compared to $64.4 million in the prior-year period, primarily related to capital expenditures and partial offset by a cash inflow from the sales of tangible assets.

For the nine months ended September 28, 2008, there were no significant financing activities other than drawdowns and repayments from our senior secured credit facility.

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

On April 19, 2007, Moody’s Investor Service, Inc. downgraded the ratings on our indebtedness. Additionally, on October 16, 2008, Standard & Poor’s downgraded the rating on our indebtedness. We may experience additional downgrades in our debt ratings, which may make it more difficult for us to obtain favorable interest rates and other terms on any new debt we may choose to incur in the future, including any new debt we may incur to refinance existing indebtedness. In the event any ratings downgrades are significant, we may choose not to, or we may not be able to, incur new debt or refinance existing debt at favorable interest rates, on favorable terms, or at all.

Capital Expenditures. For the nine months ended September 28, 2008, capital expenditures were $25.9 million, a $39.0 million or 60.2% decrease from $64.9 million for the nine months ended September 30, 2007.

Future Financing Activities. Our primary future capital requirements on a recurring basis will be funding research and development and capital expenditures, meeting required debt payments and funding working capital needs. Our operating cash flows and available borrowings under our senior secured credit facility may not be sufficient to meet these capital requirements.

In light of the current volatility and disruption in the capital and credit markets, we may be unable to service our indebtedness and may need additional capital in the future. Such capital may not be available on acceptable terms or at all. In addition, we may need to incur additional debt or issue equity to make strategic acquisitions of investments. There can be no assurance that any such financing will be available to us on acceptable terms, or that such financing will be available at all. Our senior secured credit facility and the indentures governing our notes restrict our ability to incur additional debt.

Seasonality

Our net sales and number of distinct products sold are affected by market variations from quarter to quarter due to the business cycles, and resulting product demand, of our customers. In our Semiconductor Manufacturing Services business, the supply-demand cycle is usually one quarter ahead of the broader semiconductor market due to lead time from wafer input to shipment to our customers.

Contractual Obligations

Summarized in the table below are estimates of future payments under debt obligations and minimum lease payment obligations at September 28, 2008. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table below.

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(in millions)
Senior secured credit facility(1)(2)	$90.1	$90.1	$—	$—	$—	$—	$—
Notes(1)(3)	982.9	13.9	53.7	53.7	552.3	20.0	289.3
Operating lease	62.2	5.7	16.3	11.3	9.7	9.7	9.5
Others(1)	16.9	0.9	8.2	6.7	0.9	0.2	—

(1)	Includes interest obligations thereon.
(2)	Represents amounts outstanding under the senior secured credit facility.
(3)	Includes interest obligations on the notes. For purposes of estimating the interest obligations under our Floating Rate Second Priority Senior Secured Notes, we used the average interest rate for such notes during the nine months ended September 28, 2008.

The Floating Rate Second Priority Senior Secured Notes of $300 million and 6 7/8% Second Priority Senior Secured Notes of $200 million mature in 2011, while the Senior Subordinated Notes of $250 million mature in 2014. Interest rates on these notes are 3 month LIBOR + 3.25%, 6 7/ 8% and 8%, respectively.

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

We adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), on January 1, 2007. Our unrecognized tax benefits totaled $1.5 million as of September 28, 2008. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Off—Balance Sheet Arrangements

On December 23, 2004, two of our subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company entered into a senior secured credit agreement with a syndicate of banks, financial institutions and other entities providing for a $100 million senior secured revolving credit facility. The undrawn portion of our senior secured credit facility as of September 28, 2008 and December 31, 2007 was $1.3 million and $4.5 million, respectively. The utilized portions of the credit facility are related to the issuance of letters of credit and cash drawdowns.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings. SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008. We have not elected the fair value option to measure certain financial instruments. The adoption of SFAS 159 does not have a material impact on our consolidated financial position, results of operations or cash flows.

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of its derivative contract. The adoption of SFAS 157 does not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our consolidated financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

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

In addition, as prescribed in SFAS No. 151, “Inventory Costs,” the cost of inventories is determined based on the normal capacity of each fabrication facility. If the capacity utilization is lower than a level that management believes to be normal, the fixed overhead costs per production unit which exceed those which would be incurred when the fabrication facilities are running under normal capacity are charged to cost of sales rather than capitalized as inventories.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

In addition, beginning January 1, 2007, we account for uncertainties related to income taxes in compliance with FIN 48. Under FIN 48, we evaluate our tax positions taken or expected to be taken in a tax return for recognition and measurement on our financial statements. Only those tax positions that meet the more likely than not threshold are recognized on the financial statements at the largest amount of benefit that is a greater than 50 percent likely of ultimately being realized.

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

Foreign Currency Risk. We have exposure to foreign currency exchange-rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 28, 2008 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $0.9 million in our U.S. dollar financial instruments balance and cash balance. Based on the Japanese yen cash balance at September 28, 2008, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $27.2 thousand in our U.S. dollar cash balance.

Interest Rate Risk. The $200 million 6 7/8% second priority senior secured notes due 2011 and the $250 million 8% senior subordinated notes due 2014 are subject to changes in fair value due to interest rate changes. If the market interest rate had decreased by 10% and all other variables were held constant from their levels at September 28, 2008, we estimate that we would have additional interest expense costs over the market rate of $3.0 million (on a 360-day basis). The fair value of these fixed rate notes would have decreased by $5.8 million or increased by $6.0 million with a 10% increase or decrease in the interest rate, respectively.

Cash Flow Interest Rate Risk. We have cash flow interest rate risk related to our $300 million Floating Rate Second Priority Senior Secured Notes due 2011 as interest expense is subject to prevailing market interest rates at each balance sheet date. If the market interest rate had increased by 10% and all other variables were held constant from their levels at September 28, 2008, we estimate that we would have additional interest expense of $1.5 million (272 days basis) for these floating rate notes and our net loss for the nine months ended September 28, 2008 would have increased by 0.55%.

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

Current macroeconomic conditions could materially adversely affect our business.

The capital and credit markets have been experiencing extremely volatility and disruption for more than 12 months. On September 29, 2008, the Dow Jones Industrial Average had its largest single-day point loss in its history. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, which provides the U.S. Treasury with the power to purchase or manage up to $700 billion of troubled assets held by financial institutions. Other countries around the world have also been taking action to support their financial institutions. The significant distress experience by financial institutions has had and may continue to have far reaching adverse consequences across many industries, including the semiconductor industry.

Our level of indebtedness is substantial, and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. There is substantial doubt as to whether we can raise new capital or debt in the current environment given that the capital and credit markets have been experiencing extreme unprecedented volatility and disruption.

As of September 28, 2008, our total indebtedness representing long and short-term borrowings, including the current portion of long-term borrowings, was approximately $840.0 million. Our substantial debt could have important consequences, including:

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will generate a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For example, in 2007 and in the nine months ended September 28, 2008, our cash flow from operating activities was negative and did not cover our interest expense. In light of the extreme and unprecedented volatility and disruption in the capital and credit markets, there is substantial doubt as to whether we can raise new capital or debt in the current environment.

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

We need additional capital in the future, and such capital may not be available on acceptable terms or at all.

We require more capital in the future from equity or debt financings to fund our operations, finance investments in equipment and infrastructure, acquire complimentary businesses and technologies, and respond to competitive pressures and potential strategic opportunities. If we raise additional funds through further issuances of equity or other securities convertible into equity, our existing equityholders could suffer significant dilution, and any new securities we issue could have rights, preferences or privileges senior to those of the holders of our equity securities. In addition, additional capital may not be available when needed or, if available, may not be available on favorable terms. In addition, our senior secured credit facility and the indentures governing our notes limit our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.

A decline in the ratings of our existing or future indebtedness may make the terms of any new indebtedness we choose to incur more costly.

On April 19, 2007, Moody’s Investor Service, Inc. downgraded the ratings on our indebtedness. Additionally, on October 16, 2008, Standard & Poor’s downgraded the rating on our indebtedness. The credit ratings assigned to our debt reflect the rating agency’s opinion of our ability to make payments on the debt obligations when such payments are due. A rating may be subject to revision or withdrawal at any time by the assigning rating agency. We may experience downgrades in our debt ratings in the future, which may make it more difficult for us to obtain favorable interest rates and other terms on any new debt we may choose to incur in the future, including any new debt we may incur to refinance existing indebtedness. In the event any ratings downgrades are significant, we may choose not to incur new debt or refinance existing debt if we are unable to incur or refinance such debt at favorable interest rates or on favorable terms.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high volume products or services, our financial results would be adversely affected. While we served more than 204 customers in the nine months ended September 28, 2008, net sales to our 10 largest customers represented approximately 58.8% of our net sales for the period. One customer represented greater than 10% of our net sales during the nine months ended September 28, 2008. Significant reductions in sales to any of these customers, the loss of major customers or a general curtailment in orders for our high volume products or services within a short period of time would adversely affect our business.

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

Since we began operations as a separate entity in 2004, we have not generated a profit and have generated significant net losses. As of September 28, 2008, we had an accumulated deficit of approximately $841.4 million and negative unitholders’ equity. To become profitable, we will need to generate and sustain substantially higher revenue while maintaining or reducing expenses. We currently expect to incur higher expenses in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we become profitable, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

If we encounter future labor problems, we may fail to deliver our products and services in a timely manner, which could adversely affect our revenues and profitability.

As of September 28, 2008, approximately 58.7% of our employees were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From the Original Acquisition in October 2004 through September 28, 2008, we recognized aggregate restructuring and impairment charges of $168.0 million, which consisted of $162.8 million of impairment charges and $5.2 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business and incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 4, 2008, one of our former employees exercised options to acquire 4,375.00 of our common units at a purchase price of $12,040.87. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act by reason of the fact that the offering was a limited private placement to one knowledgeable investor who agreed not to resell the securities to the public.

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

MAGNACHIP SEMICONDUCTOR LLC

Dated: November 12, 2008	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: November 12, 2008	By:	/s/ Robert J. Krakauer
Robert J. Krakauer
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.