Form 10-Q
period 2010-06-30
MAGNACHIP SEMICONDUCTOR LLC
filed 2010-09-03
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 333-168516-09

MagnaChip Semiconductor LLC

(Exact name of registrant as specified in its charter)

Delaware	26-1815025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o MagnaChip Semiconductor S.A.

74, rue de Merl, B.P. 709 L-2146

Luxembourg R.C.S.

Luxembourg B97483

(352) 45-62-62

(Address, zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

As of July 31, 2010, the registrant had 307,233,996 common units outstanding.

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor LLC and Subsidiaries Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Successor Company)	3

	MagnaChip Semiconductor LLC and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 (Successor Company) and June 28, 2009 (Predecessor Company)	4

	MagnaChip Semiconductor LLC and Subsidiaries Consolidated Statements of Changes in Unitholders’ Equity for the Three and Six Months Ended June 30, 2010 (Successor Company) and June 28, 2009 (Predecessor Company)	5

	MagnaChip Semiconductor LLC and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 (Successor Company) and June 28, 2009 (Predecessor Company)	7

	MagnaChip Semiconductor LLC and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	60

PART II OTHER INFORMATION		62

Item 1A.	Risk Factors	62

Item 6.	Exhibits	75

SIGNATURES		76

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except unit data)

	Successor
	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$141,310	$64,925
Accounts receivable, net	117,711	74,233
Inventories, net	59,972	63,407
Other receivables	3,702	3,433
Prepaid expenses	9,908	12,625
Other current assets	11,097	3,433

Total current assets	343,700	222,056

Property, plant and equipment, net	155,040	156,337
Intangible assets, net	34,837	50,158
Long-term prepaid expenses	10,883	10,542
Other non-current assets	21,491	14,238

Total assets	$565,951	$453,331

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$69,379	$59,705
Other accounts payable	22,546	7,190
Accrued expenses	31,906	22,114
Current portion of long-term borrowings	—	618
Other current liabilities	7,826	3,937

Total current liabilities	131,657	93,564

Long-term borrowings, net	246,746	61,132
Accrued severance benefits, net	76,394	72,409
Other non-current liabilities	9,234	10,536

Total liabilities	464,031	237,641

Commitments and contingencies
Unitholders’ equity
Common units, no par value, 375,000,000 units authorized, 307,233,996 and 307,083,996 units issued and outstanding at June 30, 2010 and December 31, 2009, respectively	55,453	55,135
Additional paid-in capital	39,224	168,700
Accumulated deficit	(1,609)	(1,963)
Accumulated other comprehensive income (loss)	8,852	(6,182)

Total unitholders’ equity	101,920	215,690

Total liabilities and unitholders’ equity	$565,951	$453,331

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except unit data)

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2010		June 28, 2009
Net sales	$194,700	$374,185	$139,693	$241,152
Cost of sales	130,166	260,293	91,362	171,922

Gross profit	64,534	113,892	48,331	69,230

Selling, general and administrative expenses	15,964	33,872	18,353	33,636
Research and development expenses	20,543	41,074	16,242	33,228
Restructuring and impairment charges	267	603	385	439

Operating income from continuing operations	27,760	38,343	13,351	1,927

Other income (expenses)
Interest expense, net	(6,557)	(8,606)	(12,837)	(27,491)
Foreign currency gain (loss), net	(48,273)	(26,657)	30,791	(9,420)
Reorganization items, net	—	—	(340)	(340)
Others	(950)	(1,002)	—	—

	(55,780)	(36,265)	17,614	(37,251)

Income (loss) from continuing operations before income taxes	(28,020)	2,078	30,965	(35,324)

Income tax expenses	2,727	1,724	2,387	5,005

Income (loss) from continuing operations	(30,747)	354	28,578	(40,329)

Loss from discontinued operations, net of taxes	—	—	966	1,751

Net income (loss)	$(30,747)	$354	$27,612	$(42,080)

Dividends accrued on preferred units	—	—	2,948	6,317

Income (loss) from continuing operations attributable to common units	$(30,747)	$354	$25,630	$(46,646)

Net income (loss) attributable to common units	$(30,747)	$354	$24,664	$(48,397)

Earnings (loss) per common unit from continuing operations
- Basic and diluted	$(0.10)	$0.00	$0.48	$(0.88)

Loss per common unit from discontinued operations
- Basic and diluted	$—	$—	$0.02	$0.03

Earnings (loss) per common unit—Basic and diluted	$(0.10)	$0.00	$0.46	$(0.91)

Weighted average number of units—Basic	302,558,556	302,501,374	52,923,483	52,923,483
Weighted average number of units—Diluted	302,558,556	312,480,377	52,923,483	52,923,483

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	Units	Amount
Three Months Ended June 30, 2010
Balance at April 1, 2010	307,233,996	$55,453	$169,265	$29,138	$(22,411)	$231,445
(Successor Company)
Unit-based compensation	—	—	656	—	—	656
Distribution to unitholders	—	—	(130,697)	—	—	(130,697)
Comprehensive income:
Net loss	—	—	—	(30,747)	—	(30,747)
Fair valuation of derivatives	—	—	—	—	(2,090)	(2,090)
Foreign currency translation adjustments	—	—	—	—	33,329	33,329
Unrealized gains on investments	—	—	—	—	24	24

Total comprehensive income						516

Balance at June 30, 2010	307,233,996	$55,453	$39,224	$(1,609)	$8,852	$101,920

Six Months Ended June 30, 2010
Balance at January 1, 2010	307,083,996	$55,135	$168,700	$(1,963)	$(6,182)	$215,690
(Successor Company)
Unit-based compensation	150,000	318	1,221	—	—	1,539
Distribution to unitholders	—	—	(130,697)	—	—	(130,697)
Comprehensive income:
Net income	—	—	—	354	—	354
Fair valuation of derivatives	—	—	—	—	(3,524)	(3,524)
Foreign currency translation adjustments	—	—	—	—	18,422	18,422
Unrealized gains on investments	—	—	—	—	136	136

Total comprehensive income						15,388

Balance at June 30, 2010	307,233,996	$55,453	$39,224	$(1,609)	$8,852	$101,920

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	Units	Amount
Three Months Ended June 28, 2009
Balance at March 30, 2009	52,923,483	$52,923	$3,261	$(1,068,068)	$176,814	$(835,070)
(Predecessor Company)
Unit-based compensation	—	—	56	—	—	56
Dividends accrued on preferred units	—	—	—	(2,948)	—	(2,948)
Comprehensive income:
Net income	—	—	—	27,612	—	27,612
Foreign currency translation adjustments	—	—	—	—	(21,778)	(21,778)
Unrealized gains on investments	—	—	—	—	464	464

Total comprehensive income						6,298

Balance at June 28, 2009	52,923,483	$52,923	$3,317	$(1,043,404)	$155,500	$(831,664)

Six Months Ended June 28, 2009
Balance at January 1, 2009	52,923,483	52,923	3,150	(995,007)	151,135	(787,799)
(Predecessor Company)
Unit-based compensation	—	—	167	—	—	167
Dividends accrued on preferred units	—	—	—	(6,317)	—	(6,317)
Comprehensive loss:
Net loss	—	—	—	(42,080)	—	(42,080)
Foreign currency translation adjustments	—	—	—	—	3,901	3,901
Unrealized gains on investments					464	464

Total comprehensive loss						(37,715)

Balance at June 28, 2009	52,923,483	$52,923	$3,317	$(1,043,404)	$155,500	$(831,664)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Six Months Ended
	Successor	Predecessor
	June 30, 2010	June 28, 2009
Cash flows from operating activities
Net income (loss)	$354	$(42,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	29,985	22,167
Provision for severance benefits	9,380	3,738
Amortization of debt issuance costs and original issue discount	449	499
Loss on foreign currency translation, net	29,975	9,758
Loss (gain) on disposal of property, plant and equipment, net	(9)	82
Loss on disposal of intangible assets, net	7	74
Restructuring and impairment charges	603	—
Unit-based compensation	2,752	167
Cash used for reorganization items	1,475	—
Noncash reorganization items	—	340
Other	740	1,077
Changes in operating assets and liabilities
Accounts receivable	(45,243)	(13,972)
Inventories	1,342	7,899
Other receivables	119	343
Deferred tax assets	618	1,623
Accounts payable	7,542	8,520
Other accounts payable	11,330	(2,884)
Accrued expenses	7,841	25,542
Long term other payable	(1,531)	405
Other current assets	(92)	517
Other current liabilities	(1,172)	5,081
Payment of severance benefits	(2,760)	(3,207)
Other	(1,324)	(184)

Net cash provided by operating activities before reorganization items	52,381	25,505

Cash used for reorganization items	(1,475)	—

Net cash provided by operating activities	50,906	25,505

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	13	282
Proceeds from disposal of intangible assets	—	1
Purchase of plant, property and equipment	(20,509)	(2,082)
Payment for intellectual property registration	(245)	(155)
Increase in restricted cash	—	(17,524)
Decrease (increase) in short-term financial instruments	329	(324)
Decrease in guarantee deposits	999	608
Other	(778)	3

Net cash used in investing activities	(20,191)	(19,191)

Cash flows from financing activities
Proceeds from issuance of senior notes	246,685	—
Debt issuance costs paid	(8,313)	—
Repayment of long-term borrowings	(61,750)	—
Distribution to unitholders	(130,697)	—

Net cash provided by financing activities	45,925	—
Effect of exchange rates on cash and cash equivalents	(255)	(914)

Net increase in cash and cash equivalents	76,385	5,400

Cash and cash equivalents
Beginning of the period	64,925	4,037

End of the period	$141,310	$9,437

Supplemental cash flow information
Cash paid for interest	$3,333	$2,958

Cash paid (refunded) for income taxes	$(270)	$4,896

The accompanying notes are an integral part of these consolidated financial statements

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except unit data)

1. General

The Company

MagnaChip Semiconductor LLC (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. The Company’s business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s Display Solutions products include display drivers for use in a wide range of flat panel displays and mobile multimedia devices. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. The Company’s Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include all adjustments consisting only of normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 (ASU 2010-06), which amends the disclosure requirements of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) as of January 1, 2010. ASU 2010-06 requires new disclosures for any transfers of fair value into and out of Level 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements within the reconciliation of Level 3 unobservable inputs. The Company previously adopted ASC 820 on January 1, 2008 and January 1, 2009 for financial assets and liabilities and for nonfinancial assets and liabilities, respectively. ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the Level 3 reconciliation which is effective for annual and interim periods beginning after December 15, 2010. The adoption of ASU 2010-06 as of January 1, 2010 did not have a material effect on the Company’s financial condition or results of operations. The Company does not expect the adoption of ASU 2010-06 in relation to the Level 3 reconciliation to have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued ASC 810, “Consolidation,” (“ASC 810”), which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company was required to adopt ASC 810 as of the beginning of 2010. The adoption of ASC 810 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

3. Voluntary Reorganization under Chapter 11

On June 12, 2009, MagnaChip Semiconductor LLC (the “Parent”), MagnaChip Semiconductor B.V., MagnaChip Semiconductor S.A. and certain other subsidiaries of the Parent in the U.S. (the “Debtors”), filed a voluntary petition for relief in the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. The court approved a plan of reorganization proposed by the Creditors’ Committee on September 25, 2009 (the “Plan of Reorganization”), and the Plan of Reorganization became effective and the Debtors emerged from Chapter 11 reorganization proceedings (the “Reorganization Proceedings”) on November 9, 2009 (the “Reorganization Effective Date”). On the Reorganization Effective Date, the Company implemented fresh-start reporting in accordance with Accounting Standards Codification (“ASC”) 852, “Reorganizations,” (“ASC 852”).

All conditions required for the adoption of fresh-start reporting were met upon emergence from the Reorganization Proceedings on the Reorganization Effective Date. The Company is permitted to select an accounting convenience date (“the Fresh-Start Adoption Date”) proximate to the emergence date for purposes of fresh-start reporting, provided that an analysis of the activity between the date of emergence and an accounting convenience date does not result in a material difference in the fresh-start reporting results. The Company evaluated transaction activity between October 25, 2009 and the Reorganization Effective Date and concluded an accounting convenience date of October 25, 2009 which was the Company’s October accounting period end was appropriate.

As a result, the fair value of the Predecessor Company’s assets became the new basis for the Successor Company’s consolidated statement of financial position as of the Fresh-Start Adoption Date, and all operations beginning on or after October 26, 2009 are related to the Successor Company.

As a result of the application of fresh-start reporting in accordance with ASC 852, the financial statements prior to and including October 25, 2009 represent the operations of the Predecessor Company and are not comparable with the financial statements for periods on or after October 25, 2009. References to the “Successor Company” refer to the Company on or after October 25, 2009, after giving effect to the application of fresh-start reporting. References to the “Predecessor Company” refer to the Company prior to and including October 25, 2009.

4. Inventories

Inventories as of June 30, 2010 and December 31, 2009 consist of the following:

	Successor
	June 30, 2010	December 31, 2009
Finished goods	$8,338	$19,474
Semi-finished goods and work-in-process	47,353	42,604
Raw materials	8,999	5,844
Materials in-transit	213	64
Less: inventory reserve	(4,931)	(4,579)

Inventories, net	$59,972	$63,407

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

5. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2010 and December 31, 2009 comprise the following:

	Successor
	June 30, 2010	December 31, 2009
Buildings and related structures	$69,533	$72,076
Machinery and equipment	87,196	71,505
Vehicles and others	4,245	3,043

	160,974	146,624
Less: accumulated depreciation	(20,502)	(5,388)
Land	14,568	15,101

Property, plant and equipment, net	$155,040	$156,337

6. Intangible Assets

Intangible assets as of June 30, 2010 and December 31, 2009 are as follows:

	Successor
	June 30, 2010	December 31, 2009
Technology	$17,499	$14,942
Customer relationships	25,516	26,448
Intellectual property assets	4,867	4,779
In-process research and development	5,836	9,829
Less: accumulated amortization	(18,881)	(5,840)

Intangible assets, net	$34,837	$50,158

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

7. Derivative Financial Instruments

Effective January 11, 2010, the Company’s Korean subsidiary entered into option and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues. Total notional amounts for the options and forward contracts were $50 million and $135 million, respectively, and monthly settlements for the contracts were and will be made from February to December 2010.

Effective May 25, 2010, the Company’s Korean subsidiary entered into another option and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues. Total notional amounts for the options and forward contracts were $30 million and $78 million, respectively, and monthly settlements for the contracts will be made from January to June 2011.

The option and forward contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” (“ASC 815”), since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding option and forward contracts recorded as assets and liabilities are as follows:

Derivatives designated as hedging instruments under ASC 815:		June 30, 2010
Asset Derivatives:
Options	Other current assets	$205
Forwards	Other current assets	$1,696
Liability Derivatives:
Forwards	Other current liabilities	$5,021

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Statements of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statements of Operations (Effective Portion)	Location of Loss Recognized in Statements of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statements of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(622)	Net sales	$(167)	Other income (expenses) — Others	$(28)
Forwards	(1,468)	Net sales	(1,092)	Other income (expenses) — Others	(922)

Total	$(2,090)		$(1,259)		$(950)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months June 30, 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Statements of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statements of Operations (Effective Portion)	Location of Loss Recognized in Statements of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statements of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(1,138)	Net sales	$(183)	Other income (expenses) — Others	$(62)
Forwards	(2,386)	Net sales	(1,695)	Other income (expenses) — Others	(945)

Total	$(3,524)		$(1,878)		$(1,007)

The Company’s option and forward contracts are subject to termination upon the occurrence of the following events:

(i) On the last day of a fiscal quarter, the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30 million.

(ii) The rating of the Company’s debt is B- or lower by Standard & Poor’s Ratings Group or any successor rating agency thereof (“S&P”) or B3 or lower by Moody’s Investor Services, Inc. or any successor rating agency thereof (“Moody’s”) or the Company’s debt ceases to be assigned a rating by either S&P or Moody’s.

In addition, the Company is required to deposit cash collateral with Goldman Sachs International Bank, the counterparty to the option and forward contracts, for any exposure in excess of $5 million.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

8. Fair Value Measurements

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

Level 1	Unadjusted quoted prices for identical instruments in active markets.

Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations for which inputs are observable or for which significant value drivers are observable.

Level 3	Significant inputs to the valuation model are unobservable.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and the basis for that measurement:

	Carrying Value June 30, 2010	Fair Value Measurement June 30, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Current derivative assets	$1,901	$1,901	$—	$1,901	$—
Available-for-sale securities	691	691	691	—	—
Liabilities:
Current derivative liabilities	5,021	5,021	—	5,021	—

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

9. Long-Term Borrowings

Long-term borrowings as of June 30, 2010 and December 31, 2009 are as follows:

	Successor
	June 30, 2010	December 31, 2009
New term loan	$—	$61,750
10.5% senior notes due April 2018	250,000	—
Current portion of long-term borrowings	—	(618)

	250,000	61,132
Discount on 10.5% senior notes due April 2018	(3,254)	—

Long-term borrowings, net of unamortized discount	$246,746	$61,132

New Term Loan

In connection with the Predecessor Company’s reorganization in 2009, in complete satisfaction of the first lien lender claims arising from the senior secured credit facility (included in short-term borrowings) of $95 million, the Company made a cash payment of $33,250 thousand to the senior secured credit facility lenders and, together with its subsidiaries, including MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, as borrowers, entered into a $61,750 thousand Amended and Restated Credit Agreement (the “Credit Agreement” or the “new term loan”) with Avenue Investments, LP, Goldman Sachs Lending Partners LLC and Citicorp North America, Inc.

Long-term borrowings as of December 31, 2009 consisted of Eurodollar loans at an annual interest rate of 6 month LIBOR + 12% to Avenue Investments, LP, Goldman Sachs Lending Partners LLC and Citicorp North America, Inc. in the principal amount of $42,055 thousand, $12,285 thousand and $7,410 thousand, respectively.

On April 9, 2010, the new term loan of $61,596 thousand was fully repaid by the Company with the proceeds from issuance of new 10.5% senior notes. In connection with the repayment of the new term loan, $210 thousand of relevant debt issuance costs were written off.

As of the early repayment date, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited jointly and severally guaranteed, as a primary obligor, the payment and performance of the borrower’s obligations under the Credit Agreement.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

10.5% Senior Notes

On April 9, 2010, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, issued $250 million aggregate principal amount of 10.5% senior notes due April 15, 2018 at a price of 98.674%. Interest on the notes will accrue at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2010. $250 million of principle amount will be paid in full at April 15, 2018. The obligations under the senior notes are fully and unconditionally guaranteed on an unsecured senior basis by the Company and all of its subsidiaries except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited.

Of the $238,372 thousand of net proceeds, which represents $250 million of principal amount net of $3,315 thousand of original issue discount and $8,313 thousand of debt issuance costs, $130,697 thousand was used to make a distribution to the Company’s stockholders and $61,596 thousand was used to repay all outstanding borrowings under the new term loan. The remaining proceeds of $46,079 thousand were retained to fund working capital and for general corporate purposes.

The Company can optionally redeem all or a part of the notes according to the following schedule: (i) at any time prior to April 15, 2013, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price equal to 110.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest and special interest, if any, to the date of redemption; (ii) at any time prior to April 15, 2014, the Company may on any one or more occasions redeem all or a part of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus the applicable premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption; and (iii) on or after April 15, 2014, the Company may on any one or more occasions redeem all or a part of the notes, at a redemption price equal to 105.25%, 102.625% and 100% of the principal amount of the notes redeemed in 2014, 2015 and 2016 and thereafter, respectively, plus accrued and unpaid interest and special interest, if any, on the notes redeemed, to the applicable date of redemption.

The indenture relating to the Company’s $250 million senior notes contains covenants that limit ability of the Parent, co-issuers and the restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem the Company’s capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment, sinking fund payment or maturity, any subordinated indebtedness; (iii) make certain investments, including capital expenditures; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness or related guarantee; (vi) merge with or into or sell all or substantially all of the Company’s assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity, to make loans to the Parent, co-issuers or other restricted subsidiaries or to transfer assets to the Parent, co-issuers or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

These covenants will be subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the notes are rated investment grade at any time.

As of June 30, 2010, the Company is compliant with all of its covenant requirements.

Of the $250 million aggregate principal amount, funds affiliated with Avenue Capital Management II, L.P. purchased $35 million principal amount.

In connection with the issuance of the senior notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2010 to 2018. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $153 thousand for the three and six months ended June 30, 2010. The remaining capitalized costs as of June 30, 2010 were $8,160 thousand.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

10. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. (Korea). Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2010, 98.5% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

		Successor		Predecessor
		Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
		June 30, 2010		June 28, 2009
Beginning balance		$78,106	$73,646	$58,546	$63,147
Provisions		6,214	9,380	2,749	3,738
Severance payments		(1,668)	(2,760)	(1,521)	(3,207)
Translation adjustments		(5,114)	(2,728)	2,838	(1,066)

		77,538	77,538	62,612	62,612

Less:	Cumulative contributions to the National Pension Fund	(476)	(476)	(496)	(496)
	Group Severance insurance plan	(668)	(668)	(634)	(634)

Accrued severance benefits, net		$76,394	$76,394	$61,482	$61,482

The severance benefits are funded approximately 1.48% and 1.80% as of June 30, 2010 and June 28, 2009, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2010	$32
2011	—
2012	132
2013	—
2014	275
2015	304
2016 – 2020	10,225

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

11. Redeemable Convertible Preferred Units

Predecessor Company

Changes in Series B units for each period are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009		June 28, 2009
	Units	Amount	Units	Amount
Beginning of period	93,997	$146,038	93,997	$142,669
Accrual of preferred dividends	—	2,948	—	6,317

End of period	93,997	$148,986	93,997	$148,986

The Series B units were retired without consideration as part of the Company’s reorganization in 2009.

12. Discontinued Operations

On October 6, 2008, the Company announced the closure of its Imaging Solutions business segment. As of December 31, 2008, Imaging Solutions business segment qualified as a discontinued operation component of the Company under ASC 360, “Property, Plant and Equipment,” (“ASC 360”). As a result, the results of operations of the Imaging Solutions business segment were classified as discontinued operations.

The results of operations of the Company’s discontinued Imaging Solutions business consist of the following:

	Predecessor
	Three Months Ended	Six Months Ended
	June 28, 2009
Net sales	$1,341	$2,254
Cost of sales	2,071	3,377
Selling, general and administrative expenses	236	628

Loss from discontinued operations, net of taxes	$966	$1,751

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

13. Restructuring and Impairment Charges

Successor Company

2010 Restructuring and Impairment Charges

The Company recognized $267 and $603 thousand of impairment charge for the three and six months ended June 30, 2010, respectively, for the two and four abandoned IPR&D projects which were recorded as a result of its adoption of fresh-start reporting as of October 25, 2009.

Predecessor Company

2009 Restructuring and Impairment Charges

On March 31, 2009, the Company announced the closure of the Tokyo office of its subsidiary, MagnaChip Semiconductor Inc. (Japan). In connection with this closure, the Company recognized $385 thousand and $439 thousand of restructuring charges, which consisted of one-time termination benefits and other related costs under ASC 420, “Exit or Disposal Cost Obligations,” (“ASC 420”), for the three and six months ended June 28, 2009. There was no remaining accrual as of June 28, 2009.

14. Uncertainty in Income Taxes

The Company’s subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for the applicable statute of limitations since the beginning of its operation as an independent company in October 2004.

As of June 30, 2010 and December 31, 2009, the Company recorded $867 thousand and $1,997 thousand of liabilities for unrecognized tax benefits, respectively. For the six months ended June 30, 2010, the Company reversed $1,640 thousand of liabilities due to the lapse of the applicable statute of limitations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $88 thousand and $64 thousand of interest and penalties as income tax expenses for the three and six months ended June 30, 2010, respectively. And it also recognized $55 thousand and $147 thousand of interest and penalties as income tax expenses for the three and six months ended June 28, 2009, respectively. Total interest and penalties accrued as of June 30, 2010 and December 31, 2009 were $194 thousand and $946 thousand, respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

15. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Three Months Ended
	Successor	Predecessor
	June 30, 2010	June 28, 2009
Net Sales
Display Solutions	$80,584	$74,187
Semiconductor Manufacturing Services	101,564	62,963
Power Solutions	12,040	1,685
All other	512	858

Total segment net sales	$194,700	$139,693

Gross Profit
Display Solutions	$22,122	$22,435
Semiconductor Manufacturing Services	39,452	25,816
Power Solutions	2,448	(778)
All other	512	858

Total segment gross profit	$64,534	$48,331

	Six Months Ended
	Successor	Predecessor
	June 30, 2010	June 28, 2009
Net Sales
Display Solutions	$157,314	$133,807
Semiconductor Manufacturing Services	194,765	103,100
Power Solutions	21,074	2,618
All other	1,032	1,627

Total segment net sales	$374,185	$241,152

Gross Profit
Display Solutions	$36,553	$36,109
Semiconductor Manufacturing Services	72,296	31,993
Power Solutions	4,011	(499)
All other	1,032	1,627

Total segment gross profit	$113,892	$69,230

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	Successor	Predecessor
	June 30, 2010	June 28, 2009
Korea	$101,310	$74,909
Asia Pacific	52,687	43,529
Japan	12,796	9,254
North America	23,686	11,126
Europe	4,003	875
Africa	218	—

Total	$194,700	$139,693

	Six Months Ended
	Successor	Predecessor
	June 30, 2010	June 28, 2009
Korea	$198,970	$134,607
Asia Pacific	101,161	65,288
Japan	22,991	16,769
North America	44,066	19,708
Europe	6,779	4,780
Africa	218	—

Total	$374,185	$241,152

Net sales from the Company’s top ten largest customers accounted for 64.3% and 68.4% for the three months ended June 30, 2010 and June 28, 2009, respectively, and 64.2% and 70.1% for the six months ended June 30, 2010 and June 28, 2009, respectively.

The Company recorded $35,315 thousand and $40,178 thousand of sales to one customer within its Display Solutions segment, which represents greater than 10% of net sales, for the three months ended June 30, 2010 and June 28, 2009, respectively, and $70,893 thousand and $73,962 thousand for the six months ended June 30, 2010 and June 28, 2009, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of June 30, 2010.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

16. Commitments and Contingencies

Samsung Fiber Optics has made a claim against the Company for the infringement of the certain patent rights of Caltech in relation to imaging sensor products provided by the Company to Samsung Fiber Optics. The Company believes it is probable that the pending claim will have an unfavorable outcome and further believes the associated loss can be reasonably estimated according to ASC 450 “Contingencies” (“ASC 450”). The Company recorded $718 thousand of estimated liabilities as of June 30, 2010 and December 31, 2009 in accrued expenses in the accompanying balance sheets, as the Company believes its accrual is its best estimate if the final outcome is unfavorable. Estimation was based on the most recent communication with Samsung Fiber Optics. Accordingly, the Company cannot provide assurance that the estimated liabilities will be realized, and actual results could vary materially.

17. Earnings (loss) per Unit

The following table illustrates the computation of basic and diluted earnings (loss) per common unit:

	Three Months Ended
	Successor	Predecessor
	June 30, 2010	June 28, 2009
Income (loss) from continuing operations	$(30,747)	$28,578
Loss from discontinued operations, net of taxes	—	(966)

Net income (loss)	(30,747)	27,612
Dividends accrued on preferred unitholders	—	(2,948)

Income (loss) from continuing operations attributable to common units	$(30,747)	$25,630

Net income (loss) attributable to common units	$(30,747)	$24,664

Weighted average common units outstanding-basic and diluted	302,558,556	52,923,483

Basic and diluted earnings (loss) per unit from continuing operations	$(0.10)	$0.48

Basic and diluted loss per unit from discontinued operations	$—	$(0.02)

Basic and diluted net earnings (loss) per unit	$(0.10)	$0.46

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

	Six Months Ended
	Successor	Predecessor
	June 30, 2010	June 28, 2009
Income (loss) from continuing operations	$354	$(40,329)
Loss from discontinued operations, net of taxes	—	(1,751)

Net income (loss)	354	(42,080)
Dividends accrued on preferred unitholders	—	(6,317)

Income (loss) from continuing operations attributable to common units	$354	$(46,646)

Net income (loss) attributable to common units	$354	$(48,397)

Weighted average common units outstanding-basic	302,501,374	52,923,483

Weighted average common units outstanding-diluted	312,480,377	52,923,483

Basic and diluted earnings (loss) per unit from continuing operations	$0.00	$(0.88)

Basic and diluted earnings (loss) per unit from discontinued operations	$—	$(0.03)

Basic and diluted net earnings (loss) per unit	$0.00	$(0.91)

The following outstanding unit options and warrants were excluded from the computation of diluted earnings (loss) per unit of Successor Company, as they would have an anti-dilutive effect on the calculation. The following outstanding redeemable convertible preferred units and unit options were excluded from the computation of diluted earnings (loss) per unit of Predecessor Company as they were out of money position considering the Reorganization Proceedings of Predecessor Company:

	Six Months Ended
	Successor	Predecessor
	June 30, 2010	June 28, 2009
Redeemable convertible preferred units	—	93,997
Options	914,000	3,882,506
Warrants	15,000,000	—

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

18. Subsequent Events

The Company has evaluated subsequent events requiring recognition or disclosure in the consolidated financial statements during the period from July 1, 2010 through September 3, 2010, the date the unaudited interim consolidated financial statements were available to be issued.

A. Form S-4 Filing in Connection With the 10.5% Senior Notes

On August 4, 2010, the Company filed a registration statement on Form S-4 that set forth the terms and conditions under which the Company offered to exchange up to $250 million aggregate principal amount of 10.5% Senior Notes due 2018, which will be registered under the Securities Act (the “new notes”), for an equal principal amount of the Company’s outstanding unregistered 10.5% Senior Notes due 2018, which the Company issued on April 9, 2010 (the “old notes”). The terms of the new notes are substantially identical to the terms of the old notes (including principal amount, interest rate, maturity and redemption rights), except that the new notes will be registered under the Securities Act and will bear a separate CUSIP number, and the transfer restrictions, registration rights and related special interest terms applicable to the old notes will not apply to the new notes. The new notes will evidence the same indebtedness as the old notes which they will replace, and both the old notes and the new notes are governed by the same indenture.

B. Cash Flow Hedge Transactions

Effective August 12, 2010, the Company’s Korean subsidiary entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues. Total notional amounts for the zero cost collar contracts were $108 million and monthly settlements for the contracts will be made from July to December 2011. Under the Company’s hedge strategy utilizing these zero cost collar contracts, appreciation of the Korean won against the U.S. dollar beyond 1,100:1 and depreciation of Korean won against U.S. dollar below 1,348:1 were designated as the risk being hedged.

C. Capital Lease Agreement

On August 31, 2010, the Company’s Korean subsidiary (the “lessee”) entered into a capital lease agreement with MMT First Company Limited for the use of semiconductor equipment. The lease term is two years, and the total amount of lease payments to be paid on a quarterly basis over the lease term is $11,437 thousand. The lease was categorized as a capital lease because the lease provides that the ownership of the equipment transfers to the lessee upon expiration of the lease term.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

19. Condensed Consolidating Financial Information

The $250 million senior notes are fully and unconditionally, jointly and severally guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited.

The senior notes are structurally subordinated to the creditors of the Company’s principal manufacturing and selling subsidiary, MagnaChip Semiconductor, Ltd. (Korea), which accounts for substantially all of the Company’s net sales and assets.

Below are condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, condensed consolidating statements of operations for the three months and six months ended June 30, 2010 and June 28, 2009 and condensed consolidating statement of cash flows for the six months ended June 30, 2010 and June 28, 2009 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

June 30, 2010

(Successor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$73	$46,596	$82,448	$12,193	$—	$141,310
Accounts receivable, net	—	—	155,751	55,483	(93,523)	117,711
Inventories, net	—	—	59,956	174	(158)	59,972
Other receivables	710	718	19,786	2,774	(20,286)	3,702
Prepaid expenses	37	5	12,658	105	(2,897)	9,908
Short-term intercompany loan	—	95,000	—	95,000	(190,000)	—
Other current assets	5,509	102,276	3,479	97,524	(197,691)	11,097

Total current assets	6,329	244,595	334,078	263,253	(504,555)	343,700

Property, plant and equipment, net	—	—	154,683	357	—	155,040
Intangible assets, net	—	—	34,223	614	—	34,837
Long-term prepaid expenses	—	—	21,480	—	(10,597)	10,883
Investment in subsidiaries	(594,889)	(667,901)	—	(520,778)	1,783,568	—
Long-term intercompany loan	697,125	778,693	—	621,000	(2,096,818)	—
Other non-current assets	—	8,160	5,987	7,344	—	21,491

Total Assets	$108,565	$363,547	$550,451	$371,790	$(828,402)	$565,951

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$—	$—	$123,934	$38,913	$(93,468)	$69,379
Other accounts payable	6,545	7,730	23,145	5,412	(20,286)	22,546
Accrued expenses	100	5,985	119,304	104,263	(197,746)	31,906
Short-term intercompany borrowings	—	—	95,000	95,000	(190,000)	—
Other current liabilities	—	—	6,913	3,810	(2,897)	7,826

Total current liabilities	6,645	13,715	368,296	247,398	(504,397)	131,657

Long-term borrowings	—	943,871	621,000	778,693	(2,096,818)	246,746
Accrued severance benefits, net	—	—	75,173	1,221	—	76,394
Other non-current liabilities	—	—	6,707	13,124	(10,597)	9,234

Total liabilities	6,645	957,586	1,071,176	1,040,436	(2,611,812)	464,031

Commitments and contingencies
Unitholders’ equity
Common units	55,453	136,229	39,005	51,976	(227,210)	55,453
Additional paid-in capital	39,224	(735,016)	(538,379)	(733,394)	2,006,789	39,224
Retained earnings (accumulated deficit)	(1,609)	(4,104)	(29,773)	3,938	29,939	(1,609)
Accumulated other comprehensive income	8,852	8,852	8,422	8,834	(26,108)	8,852

Total unitholders’ equity	101,920	(594,039)	(520,725)	(668,646)	1,783,410	101,920

Total liabilities and unitholders’ equity	$108,565	$363,547	$550,451	$371,790	$(828,402)	$565,951

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

December 31, 2009

(Successor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$136	$24	$45,443	$19,322	$—	$64,925
Accounts receivable, net	—	—	122,500	66,872	(115,139)	74,233
Inventories, net	—	—	59,914	4,098	(605)	63,407
Other receivables	710	718	7,061	3,617	(8,673)	3,433
Prepaid expenses	165	85	14,122	1,150	(2,897)	12,625
Short-term intercompany loan	—	95,000	—	95,000	(190,000)	—
Other current assets	16	72,614	776	72,868	(142,841)	3,433

Total current assets	1,027	168,441	249,816	262,927	(460,155)	222,056

Property, plant and equipment, net	—	—	155,951	386	—	156,337
Intangible assets, net	—	—	49,459	699	—	50,158
Long-term prepaid expenses	—	—	22,576	—	(12,034)	10,542
Investment in subsidiaries	(608,843)	(690,259)	—	(517,520)	1,816,622	—
Long-term intercompany loan	824,091	806,355	—	621,000	(2,251,446)	—
Other non-current assets	—	234	5,753	8,251	—	14,238

Total Assets	$216,275	$284,771	$483,555	$375,743	$(907,013)	$453,331

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$—	$—	$106,792	$67,975	$(115,062)	$59,705
Other accounts payable	485	5,551	6,337	3,490	(8,673)	7,190
Accrued expenses	100	1,134	89,045	74,753	(142,918)	22,114
Short-term intercompany borrowings	—	—	95,000	95,000	(190,000)	—
Current portion of long-term debt	—	618	—	—	—	618
Other current liabilities	—	—	2,935	3,899	(2,897)	3,937

Total current liabilities	585	7,303	300,109	245,117	(459,550)	93,564

Long-term borrowings	—	885,224	621,000	806,354	(2,251,446)	61,132
Accrued severance benefits, net	—	—	71,362	1,047	—	72,409
Other non-current liabilities	—	—	8,550	14,020	(12,034)	10,536

Total liabilities	585	892,527	1,001,021	1,066,538	(2,723,030)	237,641

Commitments and contingencies
Unitholders’ equity
Common units	55,135	136,229	39,005	51,976	(227,210)	55,135
Additional paid-in capital	168,700	(735,940)	(539,175)	(734,525)	2,009,640	168,700
Accumulated deficit	(1,963)	(1,871)	(11,636)	(2,056)	15,563	(1,963)
Accumulated other comprehensive income	(6,182)	(6,174)	(5,660)	(6,190)	18,024	(6,182)

Total unitholders’ equity	215,690	(607,756)	(517,466)	(690,795)	1,816,017	215,690

Total liabilities and unitholders’ equity	$216,275	$284,771	$483,555	$375,743	$(907,013)	$453,331

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2010

(Successor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$194,845	$6,923	$(7,068)	$194,700
Cost of sales	—	—	130,178	1,224	(1,236)	130,166

Gross profit	—	—	64,667	5,699	(5,832)	64,534

Selling, general and administrative expenses	615	389	15,591	2,167	(2,798)	15,964
Research and development expenses	—	—	21,457	2,112	(3,026)	20,543
Restructuring and impairment charges	—	—	267	—	—	267

Operating income (loss)	(615)	(389)	27,352	1,420	(8)	27,760

Other income (expense)	3,734	(9,540)	(64,123)	14,149	—	(55,780)

Income (loss) before income taxes, equity in loss of related equity investment	3,119	(9,929)	(36,771)	15,569	(8)	(28,020)

Income tax expenses	—	—	12	2,715	—	2,727

Income (loss) before equity in loss of related investment	3,119	(9,929)	(36,783)	12,854	(8)	(30,747)

Loss of related investment	(33,866)	(24,098)	—	(36,791)	94,755	—

Net loss	$(30,747)	$(34,027)	$(36,783)	$(23,937)	$94,747	$(30,747)

Net loss attributable to common units	$(30,747)	$(34,027)	$(36,783)	$(23,937)	$94,747	$(30,747)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2010

(Successor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$369,659	$18,605	$(14,079)	$374,185
Cost of sales	—	—	256,682	6,917	(3,306)	260,293

Gross profit	—	—	112,977	11,688	(10,773)	113,892

Selling, general and administrative expenses	1,178	525	32,855	4,754	(5,440)	33,872
Research and development expenses	—	—	42,857	4,282	(6,065)	41,074
Restructuring and impairment charges	—	—	603	—	—	603

Operating income (loss)	(1,178)	(525)	36,662	2,652	732	38,343

Other income (expense)	3,734	(8,117)	(56,746)	24,864	—	(36,265)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	2,556	(8,642)	(20,084)	27,516	732	2,078

Income tax expenses (benefits)	—	—	(1,947)	3,671	—	1,724

Income (loss) before equity in earnings (loss) of related investment	2,556	(8,642)	(18,137)	23,845	732	354

Earnings (loss) of related investment	(2,202)	6,409	—	(17,851)	13,644	—

Net income (loss)	$354	$(2,233)	$(18,137)	$5,994	$14,376	$354

Net income (loss) attributable to common units	$354	$(2,233)	$(18,137)	$5,994	$14,376	$354

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended June 28, 2009

(Predecessor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$137,819	$51,317	$(49,443)	$139,693
Cost of sales	—	—	91,940	44,216	(44,794)	91,362

Gross profit	—	—	45,879	7,101	(4,649)	48,331

Selling, general and administrative expenses	2,178	(10)	14,693	3,204	(1,712)	18,353
Research and development expenses	—	—	15,771	2,404	(1,933)	16,242
Restructuring and impairment charges	—	—	—	385	—	385

Operating income (loss)	(2,178)	10	15,415	1,108	(1,004)	13,351

Other income (expense)	—	8,757	14,057	(5,200)	—	17,614

Income (loss) before income taxes, equity in earnings of related equity investment	(2,178)	8,767	29,472	(4,092)	(1,004)	30,965

Income tax expenses (benefits)	—	—	26	2,361	—	2,387

Income (loss) before equity in earnings of related investment	(2,178)	8,767	29,446	(6,453)	(1,004)	28,578

Earnings of related investment	29,790	20,751	—	28,132	(78,673)	—

Income from continuing operations	27,612	29,518	29,446	21,679	(79,677)	28,578

Income (loss) from discontinued operation, net of tax	—	—	(1,107)	271	(130)	(966)

Net income	$27,612	$29,518	$28,339	$21,950	$(79,807)	$27,612

Dividends accrued on preferred units	2,948	—	—	—	—	2,948

Income from continuing operations attributable to common units	$24,664	$29,518	$29,446	$21,679	$(79,677)	$25,630

Net income attributable to common units	$24,664	$29,518	$28,339	$21,950	$(79,807)	$24,664

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the six months ended June 28, 2009

(Predecessor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$233,645	$91,708	$(84,201)	$241,152
Cost of sales	—	—	171,059	76,146	(75,283)	171,922

Gross profit	—	—	62,586	15,562	(8,918)	69,230

Selling, general and administrative expenses	2,661	41	26,702	6,610	(2,378)	33,636
Research and development expenses	—	—	33,338	5,909	(6,019)	33,228
Restructuring and impairment charges	—	—	—	439	—	439

Operating income (loss)	(2,661)	(41)	2,546	2,604	(521)	1,927

Other income (expense)	—	2,485	(43,029)	3,293	—	(37,251)

Income (loss) before income taxes, equity in loss of related equity investment	(2,661)	2,444	(40,483)	5,897	(521)	(35,324)

Income tax expenses	—	—	52	4,953	—	5,005

Income (loss) before equity in loss of related investment	(2,661)	2,444	(40,535)	944	(521)	(40,329)

Loss of related investment	(39,419)	(42,091)	—	(42,258)	123,768	—

Loss from continuing operation	(42,080)	(39,647)	(40,535)	(41,314)	123,247	(40,329)

Income (loss) from discontinued operation, net of taxes	—	—	(1,616)	45	(180)	(1,751)

Net loss	$(42,080)	$(39,647)	$(42,151)	$(41,269)	$123,067	$(42,080)

Dividends accrued on preferred units	6,317	—	—	—	—	6,317

Loss from continuing operations attributable to common units	$(48,397)	$(39,647)	$(40,535)	$(41,314)	$123,247	$(46,646)

Net loss attributable to common units	$(48,397)	$(39,647)	$(42,151)	$(41,269)	$123,067	$(48,397)

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2010

(Successor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income (loss)	$354	$(2,233)	$(18,137)	$5,994	$14,376	$354
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	29,846	139	—	29,985
Provision for severance benefits	—	—	9,225	155	—	9,380
Amortization of debt issuance costs	—	449	—	—	—	449
Loss (gain) on foreign currency translation, net	—	27,659	29,510	(27,194)	—	29,975
Gain on disposal of property, plant and equipment, net	—	—	(9)	—	—	(9)
Loss on disposal of intangible assets, net	—	—	7	—	—	7
Restructuring and impairment charges	—	—	603	—	—	603
Unit-based compensation	407	—	2,010	335	—	2,752
Cash used for reorganization items	—	—	51	1,424	—	1,475
Loss (earnings) of related investment	2,202	(6,409)	—	17,851	(13,644)	—
Other	13	(11)	757	(19)	—	740
Changes in operating assets and liabilities
Accounts receivable, net	—	—	(35,220)	11,593	(21,616)	(45,243)
Inventories, net	—	—	(2,189)	4,290	(759)	1,342
Other receivables	—	—	(12,339)	845	11,613	119
Deferred tax assets	—	—	—	618	—	618
Accounts payable	—	—	15,050	(29,102)	21,594	7,542
Other accounts payable	5,510	2,181	13,022	2,230	(11,613)	11,330
Accrued expenses	—	4,851	28,509	29,443	(54,962)	7,841
Long term other payable	—	—	—	72	(1,603)	(1,531)
Other current assets	(4,805)	(29,584)	3,737	(24,144)	54,704	(92)
Other current liabilities	—	—	(1,043)	(129)	—	(1,172)
Payment of severance benefits	—	—	(2,731)	(29)	—	(2,760)
Other	—	—	467	(1,791)	—	(1,324)

Net cash provided by (used in) operating activities before reorganization items	3,681	(3,097)	61,126	(7,419)	(1,910)	52,381

Cash used for reorganization items	—	—	(51)	(1,424)	—	(1,475)

Net cash provided by (used in) operating activities	3,681	(3,097)	61,075	(8,843)	(1,910)	50,906

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	13	—	—	13
Purchases of plant, property and equipment	—	—	(20,505)	(4)	—	(20,509)
Payment for intellectual property registration	—	—	(245)	—	—	(245)
Decrease in short-term financial instruments	—	—	—	329	—	329
Decrease in guarantee deposits	—	—	219	780	—	999
Collection of long-term intercompany loans	126,953	—	—	—	(126,953)	—
Other	—	—	(693)	(85)	—	(778)

Net cash provided by (used in) investing activities	126,953	—	(21,211)	1,020	(126,953)	(20,191)

Cash flow from financing activities
Proceeds from issuance of senior notes	—	246,685	—	—	—	246,685
Debt issuance costs paid	—	(8,313)	—	—	—	(8,313)
Repayment of long-term borrowings	—	(188,703)	—	—	126,953	(61,750)
Distribution to unitholders	(130,697)	—	—	—	—	(130,697)

Net cash provided by (used in) financing activities	(130,697)	49,669	—	—	126,953	45,925

Effect of exchanges rate on cash and cash equivalents	—	—	(2,859)	694	1,910	(255)

Net increase (decrease) in cash and cash equivalents	(63)	46,572	37,005	(7,129)	—	76,385

Cash and cash equivalents
Beginning of the period	136	24	45,443	19,322	—	64,925

End of the period	$73	$46,596	$82,448	$12,193	$—	$141,310

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 28, 2009

(Predecessor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net loss	$(42,080)	$(39,647)	$(42,151)	$(41,269)	$123,067	$(42,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	20,966	1,201	—	22,167
Provision for severance benefits	—	—	3,594	144	—	3,738
Amortization of debt issuance costs	—	412	87	—	—	499
Loss (gain) on foreign currency translation, net	—	(901)	10,898	(239)	—	9,758
Loss (gain) on disposal of property, plant and equipment	—	—	(244)	326	—	82
Loss on disposal of intangible assets, net	—	—	74	—	—	74
Unit-based compensation	—	—	150	17	—	167
Noncash reorganization items	—	—	59	281	—	340
Loss of related investment	39,419	42,091	—	42,258	(123,768)	—
Other	—	—	451	564	62	1,077
Changes in operating assets and liabilities
Accounts receivable, net	—	—	(25,986)	(14,745)	26,759	(13,972)
Inventories, net	—	—	8,404	(1,190)	685	7,899
Other receivables	—	—	(47)	3,332	(2,942)	343
Deferred tax assets	—	—	—	1,624	(1)	1,623
Accounts payable	—	—	18,446	16,833	(26,759)	8,520
Other accounts payable	2,766	—	(8,827)	235	2,942	(2,884)
Accrued expenses	(81)	23,638	27,031	25,334	(50,380)	25,542
Long term other payable	—	—	35	405	(35)	405
Other current assets	(240)	(25,521)	4,135	(25,548)	47,691	517
Other current liabilities	—	(95)	6,125	(3,646)	2,697	5,081
Payment of severance benefits	—	—	(2,928)	(279)	—	(3,207)
Other	—	—	266	1,669	(2,119)	(184)

Net cash provided by (used in) operating activities	(216)	(23)	20,538	7,307	(2,101)	25,505

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	247	297	(262)	282
Proceeds from disposal of intangible assets	—	—	—	1	—	1
Purchases of plant, property and equipment	—	—	(2,322)	(10)	250	(2,082)
Purchase of intangibles, net	—	—	(155)	—	—	(155)
Increase in restricted cash	—	—	(17,524)	—	—	(17,524)
Increase in short-term financial instruments	—	—	—	(324)	—	(324)
Decrease in guarantee deposits	—	—	545	63	—	608
Other	—	—	(49)	1,815	(1,763)	3

Net cash provided by (used in) investing activities	—	—	(19,258)	1,842	(1,775)	(19,191)

Cash flow from financing activities
Repayment of long-term borrowings	—	—	—	(1,763)	1,763	—

Net cash used in financing activities	—	—	—	(1,763)	1,763	—

Effect of exchanges rate on cash and cash equivalents	—	—	503	(3,530)	2,113	(914)

Net increase (decrease) in cash and cash equivalents	(216)	(23)	1,783	3,856	—	5,400

Cash and cash equivalents
Beginning of the period	216	56	205	3,560	—	4,037

End of the period	$—	$33	$1,988	$7,416	$—	$9,437

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 2,620 novel registered patents and 950 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

Our wide variety of analog and mixed-signal semiconductor products and manufacturing services combined with our deep technology platform allows us to address multiple high-growth end markets and to rapidly develop and introduce new products and services in response to market demands. Our substantial manufacturing operations in Korea and design centers in Korea and Japan place us at the core of the global consumer electronics supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs and allows us to better service and capture additional demand from existing and new customers.

To maintain and increase our profitability, we must accurately forecast trends in demand for consumer electronics products that incorporate semiconductor products we produce. We must understand our customers’ needs as well as the likely end market trends and demand in the markets they serve. We must balance the likely manufacturing utilization demand of our product businesses and foundry business to optimize our facilities utilization. We must also invest in relevant research and development activities and manufacturing capacity and purchase necessary materials on a timely basis to meet our customers’ demand while maintaining our target margins and cash flow.

The semiconductor markets in which we participate are highly competitive. The prices of our products tend to decrease regularly over their useful lives, and such price decreases can be significant as new generations of products are introduced by us or our competitors. We strive to offset the impact of declining selling prices for existing products through cost reductions and the introduction of new products that command selling prices above the average selling price of our existing products. In addition, we seek to manage our inventories and manufacturing capacity so as to mitigate the risk of losses from product obsolescence.

Demand for our products and services is driven primarily by overall demand for consumer electronics products and can be adversely affected by periods of weak consumer spending or by market share losses by our customers. To mitigate the impact of market volatility on our business, we seek to address market segments and geographies with higher growth rates than the overall consumer electronics industry. For example, in recent years, we have experienced increasing demand from OEMs and consumers in China and Taiwan relative to overall demand for our products and services. We expect to derive a meaningful portion of our growth from growing demand in such markets. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services, but we believe that we will be able to successfully compete based upon our higher quality products and services and that the impact from the increased competition will be more than offset by increased demand arising from such markets. Further, we believe we are well-positioned competitively as a result of our long operating history, existing manufacturing capacity and our Korea-based operations.

Within our Display Solutions and Power Solutions segments, net sales are driven by design wins in which we or another company is selected by an electronics OEM or other potential customer to supply its demand for a particular product. A customer will often have more than one supplier designed in to multi-source components for a particular product line. Once designed in, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used, the inventory levels maintained by our customers and in some cases, allocation of demand for components for a particular product among selected qualified suppliers.

Within the Semiconductor Manufacturing Services business, net sales are driven by customers’ decisions on which manufacturing services provider to use for a particular product. Most of our semiconductor manufacturing services customers are fabless and depend upon service providers like us to manufacture their products. A customer will often have more than one supplier of manufacturing services; however, they tend to allocate a majority of manufacturing volume to one of their suppliers. We strive to be the primary supplier of manufacturing services to our customers. Once selected as a primary supplier, we often specify the pricing of a particular service on a per wafer basis for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which the products we manufacture for customers are used, the inventory levels maintained by our customers and in some cases, allocation of demand for manufacturing services among selected qualified suppliers.

In contrast to fabless semiconductor companies, our internal manufacturing capacity provides us with greater control over manufacturing costs and the ability to implement process and production improvements which can favorably impact gross profit margins. Our internal manufacturing capacity also allows for better control over delivery schedules, improved consistency over product quality and reliability and improved ability to protect intellectual property from misappropriation. However, having internal manufacturing capacity exposes us to the risk of under-utilization of manufacturing capacity which results in lower gross profit margins, particularly during downturns in the semiconductor industry.

Our products and services require investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. Additionally, the performance of many of our products is not necessarily dependent on geometry. As a result, our manufacturing base and strategy does not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. Generally, incremental capacity expansions in our segment of the market result in more moderate industry capacity expansion as compared to leading edge processes. As a result, this market, and we, specifically, are less likely to experience significant industry overcapacity, which can cause product prices to plunge dramatically. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. We believe this capital investment strategy enables us to optimize our capital investments and facilitates deeper and more diversified product and service offerings.

Our success going forward will depend upon our ability to adapt to future challenges such as the emergence of new competitors for our products and services or the consolidation of current competitors. Additionally, we must innovate to remain ahead of, or at least rapidly adapt to, technological breakthroughs that may lead to a significant change in the technology necessary to deliver our products and services. We believe that our established relationships and close collaboration with leading customers enhance our visibility into new product opportunities, market and technology trends and improve our ability to meet these challenges successfully. In our Semiconductor Manufacturing Services business, we strive to maintain competitiveness and our position as a primary manufacturing services provider to our customers by offering high value added, unique processes, high flexibility and excellent service.

In connection with the audits of our consolidated financial statements for the ten-month period ended October 25, 2009 and two-month period ended December 31, 2009, our independent registered public accounting firm has reported two control deficiencies which represent a material weakness in our internal control over financial reporting. The two control deficiencies that our independent registered public accounting firm reported to our board of directors (as we then did not have a separate audit committee), are that we do not have a sufficient number of financial personnel with requisite financial accounting experience, and that our internal controls over non-routine transactions are not effective to ensure that accounting considerations are identified and appropriately recorded. We have identified and are taking steps intended to remediate this material weakness. Upon being notified of the material weakness, we retained the services of an international accounting firm to temporarily supplement our internal resources. We have recruited a director of financial reporting.

Recent Changes to Our Business

Beginning in the second half of 2008, we began to take steps to refocus our business strategy, enhance our operating efficiency and improve our cash flow and profitability. We restructured our continuing operations by reducing our cost structure, increasing our focus on our core, profitable technologies, products and customers, and implemented various initiatives to lower our manufacturing costs and improve our gross margins. In connection with these initiatives, we closed our Imaging Solutions business segment, which had been a source of substantial ongoing operating losses amounting to $91.5 million and $51.7 million in 2008 and 2007, respectively, and which required substantial ongoing capital investment. Our employee headcount has declined from 3,648 as of the end of July 2008 to 3,156 at the end of 2009. As a result of these actions, we were able to reduce our costs and improve our margins. Although our goal is to continue to focus on lower costs and improved margins on an ongoing basis, we expect that the financial benefits derived from our ongoing efforts will be incremental and any such benefits may be offset by other negative factors affecting our operations.

On June 12, 2009, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to address the growing demands on our cash flow resulting from our long-term indebtedness. Our plan of reorganization went effective and we emerged from the reorganization proceeding on November 9, 2009. As a result of the plan of reorganization, our indebtedness was reduced from $845.0 million immediately prior to the effectiveness of our plan of reorganization to $61.8 million as of December 31, 2009.

During the first half of 2009, we instituted company-wide voluntary salary reductions, which resulted in one-time savings for our continuing operations during 2009 and which in turn contributed to the decrease in salaries and related expenses in 2009 relative to 2008. In June 2009, we returned to our employees one-third of the amount by which their salaries had been reduced. We reinstated salaries to prior levels in July 2009.

In connection with our emergence from reorganization proceedings, we implemented fresh-start accounting in accordance with ASC 852 governing reorganizations. We elected to adopt a convenience date of October 25, 2009 (a month end for our financial reporting purposes) for application of fresh-start accounting. In accordance with ASC 852 governing reorganizations, we recorded largely non-cash reorganization income and expense items directly associated with our reorganization proceedings including professional fees, the revaluation of assets, the effects of our reorganization plan and fresh-start accounting, and write-off of debt issuance costs.

In implementing fresh-start accounting, we re-measured our asset values and stated all liabilities, other than deferred taxes and severance benefits, at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Our reorganization value was determined based on consideration of numerous factors and various valuation methodologies, including discounted cash flows, believed by management and our financial advisors to be representative of our business and industry. In addition, under fresh-start accounting, accumulated deficit and accumulated other comprehensive income were eliminated.

Under fresh-start accounting, our inventory, net, and intangible assets, net, increased by $17.9 million and $28.3 million, respectively, and property, plant and equipment decreased by $13.9 million, in each case to reflect the estimated fair value as of our emergence from our reorganization proceedings. As a result, our cost of sales for the two-month period ended December 31, 2009 included $17.2 million of additional costs from the inventory step-up. The increase in intangible assets results in higher amortization expenses following our emergence from our reorganization proceedings which are included in cost of sales, selling general and administrative expenses and research and development expenses. The decrease in property and plant and equipment results in lower depreciation expenses, which are included in cost of sales, selling general and administrative expenses and research and development expenses following our emergence from our reorganization proceedings.

As a result of the application of fresh-start accounting, our consolidated financial statements prior to and including October 25, 2009 represent the operations of our pre-reorganization predecessor company and are presented separately from the consolidated financial statements of our post-reorganization successor company. For the purposes of our discussion and analysis of our results of operations, we often refer to results of operations for 2009 on a combined basis, including both the period before (predecessor company) and after (successor company) effectiveness of the plan of reorganization. We believe this comparison provides useful information as the principal impact of the plan of reorganization was on our debt and capital structure and not on our core operations; and many of the steps taken to improve our core operations had commenced prior to the commencement of our reorganization proceedings.

On April 9, 2010, we completed the sale of $250 million in aggregate principal amount of 10.500% senior notes due 2018. Of the $238.4 million of net proceeds, $130.7 million was used to make a distribution to our unitholders and $61.6 million was used to repay all outstanding borrowings under our term loan. The remaining proceeds of $46.1 million were retained to fund working capital and for general corporate purposes. As a result of the higher level of indebtedness from our senior note offering, our interest expense will increase above that which was reported for the six months ended June 30, 2010 to approximately $13.6 million per semiannual period.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 42.0% and 55.5% of our net sales for the six months ended June 30, 2010 and June 28, 2009, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 5.6% and 1.1% of our net sales for six months ended June 30, 2010 and June 28, 2009, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 200 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 52.1% and 42.8% of our net sales for the six months ended June 30, 2010 and June 28, 2009, respectively.

Factors Affecting Our Results of Operations

Net Sales. We derive a majority of our sales (net of sales returns and allowances) from three reportable segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Hong Kong, Japan, Korea, Taiwan, China, the United Kingdom and the United States. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of rental income.

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2010 and June 28, 2009, we sold products to over 335 and 150 customers, respectively, and our net sales to our ten largest customers represented 64% and 70% of our net sales. The increase in number of customers is due to the continuing growth of our Power Solutions business. We have a combined production capacity of over 131,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

Gross Profit. Our overall gross profit generally fluctuates as a result of changes in overall sales volumes and in the average selling prices of our products and services. Other factors that influence our gross profit include changes in product mix, the introduction of new products and services and subsequent generations of existing products and services, shifts in the utilization of our manufacturing facilities and the yields achieved by our manufacturing operations, changes in material, labor and other manufacturing costs and variation in depreciation expense. Gross profit varies by our operating segments.

Average Selling Prices. Average selling prices for our products tend to be highest at the time of introduction of new products which utilize the latest technology and tend to decrease over time as such products mature in the market and are replaced by next generation products. We strive to offset the impact of declining selling prices for existing products through our product development activities and by introducing new products that command selling prices above the average selling price of our existing products. In addition, we seek to manage our inventories and manufacturing capacity so as to preclude losses from product and productive capacity obsolescence.

Material Costs. Our cost of sales consists of costs of raw materials, such as silicon wafers, chemicals, gases and tape, packaging supplies, equipment maintenance and depreciation expenses. We use processes that require specialized raw materials, such as silicon wafers, that are generally available from a limited number of suppliers. If demand increases or supplies decrease, the costs of our raw materials could significantly increase.

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2010, approximately 98% of our employees were eligible for severance benefits. We have in the past implemented temporary reductions in salaries to manage through downturns in the industry. We expect to and have reversed such temporary reductions when business conditions improve.

Depreciation Expense. We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. At June 30, 2010, we depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to five years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying values of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.

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

General and Administrative Expenses. General and administrative expenses consist of the costs of various corporate operations, including finance, legal, human resources and other administrative functions. These expenses primarily consist of payroll-related expenses, consulting and other professional fees and office facility-related expenses. Historically, our selling, general and administrative expenses have remained relatively constant as a percentage of net sales, and we expect this trend to continue in the future.

Research and Development. The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring engineering charges related to product design. Additionally, we develop base-line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses are for process development that serves as a common technology platform for all of our product segments. Consequently, we do not allocate these expenses to individual segments. Although our research and development expenses declined significantly from 2008 to 2009, the expenses increased in the first half of 2010 and we expect the expenses to increase in future periods and to remain a relatively constant percentage of our net sales as we continue to increase our investments in research and development to develop additional products and expand our business.

Restructuring and Impairment Charges. We evaluate the recoverability of certain long-lived assets on a periodic basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In our efforts to improve our overall profitability in future periods, we have closed or otherwise impaired, and may in the future close or impair, facilities that are underutilized and that are no longer aligned with our long-term business goals. For example, in 2007 we closed our five-inch fabrication facilities in Gumi, Korea and in 2008 we discontinued our Imaging Solutions business segment.

Interest Expense, Net. Our interest expense was incurred under the Predecessor Company’s senior secured credit facility, the Predecessor Company’s second priority senior secured notes and senior subordinated notes and the Successor Company’s new term loan and senior notes. Our new term loan bore interest at six-month LIBOR plus 12%, and was minimally offset by interest income on cash balances. In April 2010, we repaid our new term loan with a portion of the proceeds from our sale of $250 million in aggregate principal amount of 10.5% senior notes due 2018. As a result of our reorganization, we expect that our interest expense will decrease in amount and as a percentage of net sales relative to historical periods. However, as a result of our senior notes offering, our interest expense will increase above that which was reported for the six months ended June 30, 2010 to approximately $13.6 million per semiannual period.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) from continuing operations to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.

For periods ended on or prior to October 25, 2009, we converted our non-U.S. revenues and expenses into U.S. dollars based on cumulative average exchange rates over the periods presented. Beginning on October 25, 2009, we convert our non-U.S. revenues and expenses into U.S. dollars based on monthly average exchange rates. The following table provides the cumulative average exchange rates that we used to convert Korean won into U.S. dollars for six months ended June 28, 2009, as well as the monthly average exchange rates used for the six months ended June 30, 2010:

Period	Rate
Six months period ended June 28, 2009	1,352:1
Six months period ended June 30, 2010
January 2010	1,139:1
February 2010	1,157:1
March 2010	1,138:1
April 2010	1,117:1
May 2010	1,163:1
June 2010	1,212:1

As a result of the appreciation of the Korean won against the U.S. dollar from the six months ended June 28, 2009 to the six months ended June 30, 2010, foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income (loss) from continuing operations for the current year period. In order to provide more detailed information regarding the impact of foreign currency fluctuations on our results of operations, in our discussion of period to period comparisons under the heading “Results of Operations,” we have included information regarding the impact of the semiannual-to-semiannual and quarter-to-quarter change in the Korean won/U.S. dollar exchange rate. The information, which is described below as the impact of the depreciation or appreciation of the Korean won against the U.S. dollar, measures the impact in the change in applicable monthly average exchange rate for the most recent period discussed as compared to the applicable cumulative average exchange rate during the prior period. For net sales that were originally denominated in Korean won, we have compared the applicable cumulative average exchange rate in effect for the prior period against the applicable monthly average exchange rate for the period in which the sale took place on a transaction-by-transaction basis. For cost of sales and other expenses, we have compared the applicable cumulative average exchange rate during the prior period to the applicable monthly average exchange rate during the current period and applied that to the amount of our aggregate cost of sales and other expenses for the period that were originally denominated in Korean won. A substantial portion of the net sales recorded at our Korean subsidiary are in U.S. dollars and are converted into Korean won for reporting purposes at the subsidiary level. Although this approach does not reflect the fluctuations of the currency exchange rates for every transaction on a day-to-day basis, we believe that it provides a useful indication of the magnitude of the exchange rate impact for the periods presented.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. For example, in January 2010 and May 2010 our Korean subsidiary entered into foreign currency option and forward contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. The January 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during each month of 2010 commencing February 2010 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. The May 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of January 2011 through June 2011 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. In August 2010 our Korean subsidiary additionally entered into zero cost collar contracts for the same purpose with the above hedge contracts. The August 2010 zero cost collar contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of July 2011 through December 2011 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. Obligations under these foreign currency option and forward contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option and forward contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total qualified and unrestricted cash and cash equivalents is less than $30 million at the end of a fiscal quarter. For further information regarding the derivative financial instruments, see note 7 and note 18 to our unaudited interim consolidated financial statements for the six months ended June 30, 2010.

Foreign Currency Gain or Loss. Foreign currency translation gains or losses on transactions by us or our subsidiaries in a currency other than our or our subsidiaries’ functional currency are included in our statements of operations as a component of other income (expense). A substantial portion of this net foreign currency gain or loss relates to non-cash translation gain or loss related to the principal balance of intercompany borrowings at our Korean subsidiary that are denominated in U.S. dollars. This gain or loss results from fluctuations in the exchange rate between the Korean won and U.S. dollar.

Income Taxes. We record our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. We exercise significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities. We periodically evaluate our deferred tax assets to ascertain whether it is more likely than not that the deferred tax assets will be realized. Our income tax expense has been low in absolute dollars and as a percentage of net sales principally due to the availability of tax loss carry-forwards and we expect such rate to remain low for at least the next few years.

Our operations are subject to income and transaction taxes in Korea and in multiple foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Capital Expenditures. We invest in manufacturing equipment, software design tools and other tangible and intangible assets for capacity expansion and technology improvement. Capacity expansions and technology improvements typically occur in anticipation of seasonal increases in demand. We typically pay for capital expenditures in partial installments with portions due on order, delivery and final acceptance. Our capital expenditures include our payments for the purchase of property, plant and equipment as well as payments for the registration of intellectual property rights.

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

Principles of Consolidation. Our consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Segments. We operate in three segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Net sales and gross profit for the All other category primarily relate to certain business activities that do not constitute operating or reportable segments.

Results of Operations – Comparison of Three Months Ended June 30, 2010 and June 28, 2009

The following table sets forth consolidated results of operations for the three months ended June 30, 2010 and June 28, 2009:

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2010		Three Months Ended June 28, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$194.7	100.0%	$139.7	100.0%	$55.0
Cost of sales	130.2	66.9	91.4	65.4	38.8

Gross profit	64.5	33.1	48.3	34.6	16.2

Selling, general and administrative expenses	16.0	8.2	18.4	13.1	(2.4)
Research and development expenses	20.5	10.6	16.2	11.6	4.3
Restructuring and impairment charges	0.3	0.1	0.4	0.3	(0.1)

Operating income from continuing operations	27.8	14.3	13.4	9.6	14.4

Interest expense, net	(6.6)	(3.4)	(12.8)	(9.2)	6.3
Foreign currency gain (loss), net	(48.3)	(24.8)	30.8	22.0	(79.1)
Reorganization items, net	—	—	(0.3)	(0.2)	0.3
Others	(1.0)	(0.5)	—	—	(1.0)

	(55.8)	(28.6)	17.6	12.6	(73.4)

Income (loss) from continuing operations before income taxes	(28.0)	(14.4)	31.0	22.2	(59.0)
Income tax expenses	2.7	1.4	2.4	1.7	0.3

Income (loss) from continuing operations	(30.7)	(15.8)	28.6	20.5	(59.3)

Loss from discontinued operations, net of taxes	—	—	(1.0)	(0.7)	1.0

Net income (loss)	$(30.7)	(15.8)%	$27.6	19.8%	$(58.4)

Net Sales

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2010		Three Months Ended June 28, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$80.6	41.4%	$74.2	53.1%	$6.4
Power Solutions	12.0	6.2	1.7	1.2	10.4
Semiconductor Manufacturing Services	101.6	52.2	63.0	45.1	38.6
All other	0.5	0.3	0.9	0.6	(0.3)

	$194.7	100.0%	$139.7	100.0%	$55.0

Net sales were $194.7 million for the three months ended June 30, 2010, a $55.0 million, or 39.4%, increase, compared to $139.7 million for the three months ended June 28, 2009. This increase was primarily due to increases in our product sales volume and a $4.8 million favorable impact resulting from the appreciation of the Korean won against the U.S. dollar, which were partially offset by a decrease in average selling prices.

Display Solutions. Net sales from our Display Solutions segment were $80.6 million for the three months ended June 30, 2010, a $6.4 million, or 8.6%, increase from $74.2 million for the three months ended June 28, 2009. The increase was primarily due to a 19.6% increase in sales volume. Sales volume increased as the consumer electronics industry began to recover from the economic slowdown and demand and shipments for consumer electronics products such as digital televisions, PCs and smart phones increased. This increase was partially offset by a 16.8% decrease in average selling prices, which was primarily from display driver products for LCD televisions, PC monitors and mobile devices.

Power Solutions. Net sales from our Power Solutions segment were $12.0 million for the three months ended June 30, 2010, a $10.4 million, or 614.5%, increase from $1.7 million for the three months ended June 28, 2009. The increase was primarily due to a 262.3% increase in sales volume and a 97.1% increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $101.6 million for the three months ended June 30, 2010, a $38.6 million, or 61.3%, increase compared to net sales of $63.0 million for the three months ended June 28, 2009. This increase was primarily due to a 56.1% increase in sales volume and 3.9% increase in average selling prices of eight-inch equivalent wafers driven by an improved product mix and an increased market demand for such products.

All Other. Net sales from All other were $0.5 million for the three months ended June 30, 2010, $0.3 million or 40.3% decrease compared to $0.9 million for the three months ended June 28, 2009. This decrease resulted from lower rental income due to the relocation of one lessee of our building.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2010 and June 28, 2009:

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2010		Three Months Ended June 28, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$101.3	52.0%	$74.9	53.6%	$26.4
Asia Pacific	52.7	27.1	43.5	31.2	9.2
Japan	12.8	6.6	9.3	6.6	3.5
North America	23.7	12.2	11.1	8.0	12.6
Europe	4.0	2.1	0.9	0.6	3.1
Africa	0.2	0.1	—	—	0.2

	$194.7	100.0%	$139.7	100.0%	$55.0

Net sales in Korea for the three months ended June 30, 2010 increased compared to the three month ended June 28, 2009, primarily due to the overall business recovery in the market and increased demand for Display Solutions products and Semiconductor Manufacturing Services. Net sales in Asia Pacific and North America for the three months ended June 30, 2010 increased compared to the three months ended June 28, 2009, primarily due to the overall business recovery in the market and increased demand for Semiconductor Manufacturing Services.

Gross Profit

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2010		Three Months Ended June 28, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$22.1	27.5%	$22.4	30.2%	$(0.3)
Power Solutions	2.4	20.3	(0.8)	(46.2)	3.2
Semiconductor Manufacturing Services	39.5	38.8	25.8	41.0	13.6
All other	0.5	100.0	0.9	100.0	(0.3)

	$64.5	33.1%	$48.3	34.6%	$16.2

Total gross profit was $64.5 million for the three months ended June 30, 2010 as compared to $48.3 million for the three months ended June 28, 2009, a $16.2 million, or 33.5%, increase. Gross profit as a percentage of net sales for the three months ended June 30, 2010 was 33.1%, a decrease of 1.5% from 34.6% for the three months ended June 28, 2009. This increase in gross margin was primarily attributable to increased sales volume, partially offset by lower average selling prices and a $4.0 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar as an unfavorable impact on cost of sales was in excess of a favorable impact on net sales. Cost of sales for the three months ended June 30, 2010 increased by $38.8 million compared to the three months ended June 28, 2009. The increase in cost of sales was primarily due to a $8.8 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $7.3 million increase in material costs, a $12.0 million increase in labor costs and a $3.3 million increase in subcontractor costs due to the increased sales volume.

Display Solutions. Gross profit for our Display Solutions segment for the three months ended June 30, 2010 decreased to 27.5% compared to 30.2% for the three months ended June 28, 2009 primarily due to a 16.8% decrease in average selling prices. Cost of sales for the three months ended June 30, 2010 increased by $6.7 million compared to the three months ended June 28, 2009, primarily due to a $3.6 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, and a $3.4 million increase in labor costs resulting from the increased sales volume and the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009.

Power Solutions. Gross margin for our Power Solutions segment for the three months ended June 30, 2010 improved to 20.3% compared to (46.2)% for the three months ended June 28, 2009. In the three months ended June 30, 2010, gross margin changed to positive due to increased sales volume and improved utilization of our manufacturing facilities. Gross margin was negative in the three months ended June 28, 2009 due to increased overhead costs resulting from lower utilization of our manufacturing facilities. Cost of sales for the three months ended June 30, 2010 increased by $7.1 million compared to the three months ended June 28, 2009, primarily due to a $2.2 million increase in material costs and a $3.5 million increase in subcontractor costs due to the increased sales volume, and a $0.6 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar.

Semiconductor Manufacturing Services. Gross margin for our Semiconductor Manufacturing Services segment decreased to 38.8% in the three months ended June 30, 2010 from 41.0% in the three months ended June 28, 2009. This decrease was primarily due to an increase in unit cost of sales resulting from a change in product mix. However, gross profit amount increased by $13.6 million due to the increased sales volume and average selling prices. Cost of sales for the three months ended June 30, 2010 increased by $25.0 million compared to the three months ended June 28, 2009, which was primarily attributable to a $4.6 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $4.7 million increase in material costs and a $7.7 million increase in labor costs resulting from the increased sales volume and the reinstatement of our salary level from our company-wide voluntary salary reductions that were in effect in the first half of 2009 and $6.3 million increase in overhead costs resulting from the increased sales volume.

All Other. Gross margin for All other remained the same as there is no cost of sales in either period.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $16.0 million, or 8.2% of net sales for the three months ended June 30, 2010, compared to $18.4 million, or 13.1% of net sales for the three months ended June 28, 2009. The decrease of $2.4 million, or 13.0%, was primarily attributable to a $6.0 million decrease in outside service expenses, primarily due to a decrease in restructuring-related professional fees and related expenses. These decreases were partially offset by a $1.1 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $1.9 million increase in salaries resulting from the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2010 were $20.5 million, an increase of $4.3 million, or 26.5%, from $16.2 million for the three months ended June 28, 2009. This increase was due to a $1.5 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $1.4 million increase in salaries and related expenses resulting from the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009, and a $1.8 million increase in amortization expenses due to the write-up of our intangible assets in accordance with fresh-start accounting. These increases were partially offset by a $1.1 million decrease in costs transferred from manufacturing to research and development expenses due to improved facilities utilization resulting from our higher net sales. Research and development expenses as a percentage of net sales were 10.6% in the three months ended June 30, 2010, compared to 11.6% in the three months ended June 28, 2009.

Restructuring and Impairment Charges. Restructuring and impairment charges decreased by $0.1 million in the three months ended June 30, 2010 compared to the three months ended June 28, 2009. Impairment charges of $0.3 million recorded in the three months ended June 30, 2010 were related to impairment of two abandoned in-process research and development projects, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting. Restructuring charges of $0.4 million recorded in the three months ended June 28, 2009 were related to the closure of our research and development facilities in Japan.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $6.6 million during the three months ended June 30, 2010, a decrease of $6.3 million compared to $12.8 million for the three months ended June 28, 2009. Interest expense for the three months ended June 30, 2010 was mainly incurred under our $250.0 million principal amount of senior notes issued on April 9, 2010 and partially incurred under our new term, which was fully repaid on April 9, 2010. Interest expense for the three months ended June 28, 2009 was incurred under our $750.0 million principal amount of notes and $95.0 million senior secured credit facility. Upon our emergence from our reorganization proceedings, our $750.0 million notes were discharged pursuant to the reorganization plan. $33.3 million out of our senior secured credit facility was repaid in cash and $61.8 million was refinanced with the new term loan on November 6, 2009.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended June 30, 2010 was $48.3 million, compared to net foreign currency gain of $30.8 million for the three months ended June 28, 2009. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,210.3:1 and 1,283.6:1 using the first base rate as of June 30, 2010 and June 28, 2009, respectively, as quoted by the Korea Exchange Bank.

Others. Others for the three months ended June 30, 2010 was loss on valuation of derivatives which were designated as hedging instruments. Loss on valuation of derivatives represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments.

Income Tax Expenses. Income tax expenses for the three months ended June 30, 2010 were $2.7 million, compared to income tax expenses of $2.4 million for the three months ended June 28, 2009. Income tax expenses for the three months ended June 30, 2010 were comprised of $0.9 million of current income tax expenses, net incurred in various jurisdictions in which our overseas subsidiaries are located, $1.5 million of withholding taxes mostly paid on intercompany interest payments, and a $0.3 million income tax effect from the change of deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we recognized full valuation allowance for the withholding taxes (deferred tax assets).

Loss from Discontinued Operations, Net of Taxes

Loss from Discontinued Operations, Net of Taxes. During 2008, we closed our Imaging Solutions business segment. During the three months ended June 28, 2009, we recognized net loss of $1.0 million relating to our discontinued operations.

Results of Operations — Comparison of Six Months Ended June 30, 2010 and June 28, 2009

The following table sets forth consolidated results of operations for the six months ended June 30, 2010 and June 28, 2009:

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2010		Six Months Ended June 28, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$374.2	100.0%	$241.2	100.0%	$133.0
Cost of sales	260.3	69.6	171.9	71.3	88.4

Gross profit	113.9	30.4	69.2	28.7	44.7

Selling, general and administrative expenses	33.9	9.1	33.6	13.9	0.2
Research and development expenses	41.1	11.0	33.2	13.8	7.8
Restructuring and impairment charges	0.6	0.2	0.4	0.2	0.2

Operating income from continuing operations	38.3	10.2	1.9	0.8	36.4

Interest expense, net	(8.6)	(2.3)	(27.5)	(11.4)	18.9
Foreign currency loss, net	(26.7)	(7.1)	(9.4)	(3.9)	(17.2)
Reorganization items, net	—	—	(0.3)	(0.1)	0.3
Others	(1.0)	(0.3)	—	—	(1.0)

	(36.3)	(9.7)	(37.3)	(15.4)	1.0

Income (loss) from continuing operations before income taxes	2.1	0.6	(35.3)	(14.6)	37.4
Income tax expenses	1.7	0.5	5.0	2.1	(3.3)

Income (loss) from continuing operations	0.4	0.1	(40.3)	(16.7)	40.7

Loss from discontinued operations, net of taxes	—	—	(1.8)	(0.7)	1.8

Net income (loss)	$0.4	0.1%	$(42.1)	(17.4)%	$42.4

Net Sales

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2010		Six Months Ended June 28, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$157.3	42.0%	$133.8	55.5%	$23.5
Power Solutions	21.1	5.6	2.6	1.1	18.5
Semiconductor Manufacturing Services	194.8	52.1	103.1	42.8	91.7
All other	1.0	0.3	1.6	0.7	(0.6)

	$374.2	100.0%	$241.2	100.0%	$133.0

Net sales were $374.2 million for the six months ended June 30, 2010, a $133.0 million, or 55.2%, increase, compared to $241.2 million for the six months ended June 28, 2009. This increase was primarily due to increases in our product sales volume and a $12.7 million favorable impact resulting from the appreciation of the Korean won against the U.S. dollar, which were partially offset by a decrease in average selling prices.

Display Solutions. Net sales from our Display Solutions segment were $157.3 million for the six months ended June 30, 2010, a $23.5 million, or 17.6%, increase from $133.8 million for the six months ended June 28, 2009. The increase was primarily due to a 38.9% increase in sales volume. Sales volume increased as the consumer electronics industry began to recover from the economic slowdown and demand and shipments for consumer electronics products such as digital televisions, PCs and smart phones increased. This increase was partially offset by a 20.3% decrease in average selling prices, which was primarily from display driver products for LCD televisions, PC monitors and mobile devices.

Power Solutions. Net sales from our Power Solutions segment were $21.1 million for the six months ended June 30, 2010, a $18.5 million, or 705.0%, increase from $2.6 million for the six months ended June 28, 2009. The increase was primarily due to a 322.7% increase in sales volume and a 90.4% increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $194.8 million for the six months ended June 30, 2010, a $91.7 million, or 88.9%, increase compared to net sales of $103.1 million for the six months ended June 28, 2009. This increase was primarily due to a 88.6% increase in sales volume and 1.1% increase in average selling prices of eight-inch equivalent wafers driven by a strong market demand upside due to the recovery from economic slowdown and an improved product mix of advanced process geometry.

All Other. Net sales from All other were $1.0 million for the six months ended June 30, 2010, $0.6 million or 36.6% decrease compared to $1.6 million for the six months ended June 28, 2009. This decrease was resulted from lower rental income due to the relocation of one lessee of our building.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2010 and June 28, 2009:

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2010		Six Months Ended June 28, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$199.0	53.2%	$134.6	55.8%	$64.4
Asia Pacific	101.2	27.0	65.3	27.1	35.9
Japan	23.0	6.1	16.8	7.0	6.2
North America	44.1	11.8	19.7	8.2	24.4
Europe	6.8	1.8	4.8	2.0	2.0
Africa	0.2	0.1	—	—	0.2

	$374.2	100.0%	$241.2	100.0%	$133.0

Net sales in Korea for the six months ended June 30, 2010 increased compared to the six months ended June 28, 2009, primarily due to the overall business recovery in the market and increased demand for Display Solutions products and Semiconductor Manufacturing Services. Net sales in Asia Pacific and North America for the six months ended June 30, 2010 increased compared to the six months ended June 28, 2009, primarily due to the overall business recovery in the market and increased demand for Semiconductor Manufacturing Services.

Gross Profit

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2010		Six Months Ended June 28, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$36.6	23.2%	$36.1	27.0%	$0.4
Power Solutions	4.0	19.0	(0.5)	(19.1)	4.5
Semiconductor Manufacturing Services	72.3	37.1	32.0	31.0	40.3
All other	1.0	100.0	1.6	100.0	(0.6)

	$113.9	30.4%	$69.2	28.7%	$44.7

Total gross profit was $113.9 million for the six months ended June 30, 2010 as compared to $69.2 million for the six months ended June 28, 2009, a $44.7 million, or 64.5%, increase. Gross profit as a percentage of net sales for the six months ended June 30, 2010 was 30.4%, an increase of 1.7% from 28.7% for the six months ended June 28, 2009. This increase in gross margin was primarily attributable to increased sales volume, partially offset by lower average selling prices and a $12.2 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar as an unfavorable impact on cost of sales was in excess of a favorable impact on net sales. Gross margin during the six months ended June 30, 2010 was adversely affected by a $0.9 million increase in cost of sales associated with the step up of our inventory resulting from implementation of fresh-start accounting in 2009; higher costs associated with the sale of inventory which was manufactured in late 2009 at higher unit costs; and higher volume of sales of products with lower average sales prices due to a slower than expected transition from one of our legacy products to our latest generation of the product. Cost of sales for the six months ended June 30, 2010 increased by $88.4 million compared to the six months ended June 28, 2009. The increase in cost of sales was primarily due to a $24.9 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $19.6 million increase in material costs, a $20.1 million increase in labor costs resulting from the increased sales volume and the reinstatement of our salary level from our company-wide voluntary salary reductions that were in effect in the first half of 2009 and a $8.8 million increase in subcontractor costs due to the increased sales volume.

Display Solutions. Gross profit for our Display Solutions segment for the six months ended June 30, 2010 decreased to 23.2% compared to 27.0% for the six months ended June 29, 2009 primarily due to a 20.3% decrease in average selling prices. Cost of sales for the six months ended June 3, 2010 increased by $23.1 million compared to the six months ended June 28, 2009, primarily due to a $10.1 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $3.9 million increase in material costs, a $5.3 million increase in labor costs resulting from the increased sales volume and the reinstatement of our salary level from our company-wide voluntary salary reductions that were in effect in the first half of 2009 and a $3.1 million increase in subcontract costs.

Power Solutions. Gross margin for our Power Solutions segment for the six months ended June 30, 2010 improved to 19.0% compared to (19.1)% for the six months ended June 28, 2009. In the six months ended June 30, 2010, gross margin changed to positive due to increased sales volume and improved utilization of our manufacturing facilities. Gross margin was negative in the six months ended June 28, 2009 due to increased overhead costs resulting from lower utilization of our manufacturing facilities. Cost of sales for the six months ended June 30, 2010 increased by $13.9 million compared to the six months ended June 28, 2009, primarily due to a $3.9 million increase in material costs, a $5.5 million increase in subcontractor costs, a $1.8 million increase in overhead costs and a $1.3 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar.

Semiconductor Manufacturing Services. Gross margin for our Semiconductor Manufacturing Services segment increased to 37.1% in the six months ended June 30, 2010 from 31.0% in the six months ended June 28, 2009. This increase was primarily due to a decrease in unit cost of sales resulting from higher utilization of our manufacturing facilities and improved product mix. Gross profit amount increased by $40.3 million due to the increased sales volume and average selling prices. Cost of sales for the six months ended June 30, 2010 increased by $51.4 million compared to the six months ended June 28, 2009, which was primarily attributable to a $13.5 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $11.8 million increase in material costs and a $13.3 million increase in labor costs from the increased sales volume and the reinstatement of our salary level from our company-wide voluntary salary reductions that were in effect in the first half of 2009 and $13.5 million increase in overhead costs resulting from the increased sales volume.

All Other. Gross margin for All other remained the same as there is no cost of sales in either period.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $33.9 million, or 9.1% of net sales for the six months ended June 30, 2010, compared to $33.6 million, or 13.9% of net sales for the six months ended June 28, 2009. The increase of $0.2 million, or 0.7%, was primarily attributable to a $3.5 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $3.8 million increase in salaries resulting from the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009, and a $1.5 million increase in amortization expenses due to the write-up of our intangible assets in accordance with fresh-star accounting. These increases were partially offset by a $8.9 million decrease in outside service expenses, primarily due to a decrease in restructuring-related professional fees and related expenses.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2010 were $41.1 million, an increase of $7.8 million, or 23.6%, from $33.2 million for the six months ended June 28, 2009. This increase was due to a $4.6 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $2.2 million increase in salaries and related expenses resulting from the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009, a $1.6 million increase in material costs, and a $3.2 million increase in amortization expenses due to the write-up of our intangible assets in accordance with fresh-start accounting. These increases were partially offset by a $4.1 million decrease in costs transferred from manufacturing to research and development expenses due to improved facilities utilization resulting from our higher net sales. Research and development expenses as a percentage of net sales were 11.0% in the six months ended June 30, 2010, compared to 13.8% in the six months ended June 28, 2009.

Restructuring and Impairment Charges. Restructuring and impairment charges increased by $0.2 million in the six months ended June 30, 2010 compared to the six months ended June 28, 2009. Impairment charges of $0.6 million recorded in the six months ended June 30, 2010 were related to impairment of four abandoned in-process research and development projects, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting. Restructuring charges of $0.4 million recorded in the six months ended June 28, 2009 were related to the closure of our research and development facilities in Japan.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $8.6 million during the six months ended June 30, 2010, a decrease of $18.9 million compared to $27.5 million for the six months ended June 28, 2009. Interest expense for the six months ended June 30, 2010 was incurred under our $250.0 million principal amount senior notes issued on April 9, 2010 and partially incurred under our new term loan, which was fully repaid on April 9, 2010. Interest expense for the six months ended June 28, 2009 was incurred under our $750.0 million principal amount of notes and $95.0 million senior secured credit facility. Upon our emergence from our reorganization proceedings, our $750.0 million notes were discharged pursuant to the reorganization plan. $33.3 million out of our senior secured credit facility was repaid in cash and $61.8 million was refinanced with the new term loan on November 6, 2009.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the six months ended June 30, 2010 was $26.7 million, compared to net foreign currency loss of $9.4 million for the six months ended June 28, 2009. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,210.3:1 and 1,283.6:1 using the first base rate as of June 30, 2010 and June 28, 2009, respectively, as quoted by the Korea Exchange Bank.

Others. Others for the six months ended June 30, 2010 was comprised of dividend income from our investment in equity instruments and loss on valuation of derivatives which were designated as hedging instruments. The majority of the loss was loss on valuation of derivatives which represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses. Income tax expenses for the six months ended June 30, 2010 were $1.7 million, compared to income tax expenses of $5.0 million for the six months ended June 28, 2009. Income tax expenses for the six months ended June 30, 2010 were comprised of $0.5 million of current income tax expenses, net incurred in various jurisdictions in which our overseas subsidiaries are located, $2.2 million of withholding taxes mostly paid on intercompany interest payments, and a $0.7 million income tax effect from the change of deferred tax assets less $1.6 million reversal of liabilities for uncertain tax positions due to the lapse of the applicable statute of limitations. Due to the uncertainty of the utilization of foreign tax credits, we recognized full valuation allowance for the withholding taxes (deferred tax assets).

Loss from Discontinued Operations, Net of Taxes

Loss from Discontinued Operations, Net of Taxes. During 2008, we closed our Imaging Solutions business segment. During the six months ended June 28, 2009, we recognized net loss of $1.8 million relating to our discontinued operations.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net income (loss) less income (loss) from discontinued operations, net of taxes, adjusted to exclude (i) depreciation and amortization associated with continuing operations, (ii) interest expense, net, (iii) income tax expenses, (iv) restructuring and impairment charges, (v) other restructuring charges, (vi) reorganization items, net, (vii) the increase in cost of sales resulting from the fresh-start inventory accounting step-up, (viii) equity-based compensation expense, (ix) foreign currency gain (loss), net, and (x) derivative valuation gain (loss), net. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

•	Adjusted EBITDA eliminates the impact of a number of items that may be either one time or recurring items that we do not consider to be indicative of our core ongoing operating performance;

•	we believe that Adjusted EBITDA is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry;

•	our investor and analyst presentations include Adjusted EBITDA; and

•

we believe that Adjusted EBITDA provides investors with a more consistent measurement of period to period performance of our core operations, as well as a comparison of our operating performance to that of other companies in our industry.

We use Adjusted EBITDA in a number of ways, including:

•	for planning purposes, including the preparation of our annual operating budget;

•	to evaluate the effectiveness of our enterprise level business strategies;

•	in communications with our board of directors concerning our consolidated financial performance; and

•	in certain of our compensation plans as a performance measure for determining incentive compensation payments.

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with GAAP. A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009
	(In millions)
Net income (loss)	$(30.7)	$0.4	$27.6	$(42.1)
Add: Loss from discontinued operations, net of taxes	—	—	1.0	1.8

Income (loss) from continuing operations	(30.7)	0.4	28.6	(40.3)
Adjustments:
Depreciation and amortization associated with continuing operations	14.5	30.0	11.7	22.2
Interest expense, net	6.6	8.6	12.8	27.5
Income tax expenses (benefits)	2.7	1.7	2.4	5.0
Restructuring and impairment charges(a)	0.3	0.6	0.4	0.4
Other restructuring charges(b)	—	—	3.7	6.9
Reorganization items, net(c)	—	—	0.3	0.3
Inventory step-up(d)	—	0.9	—	—
Equity based compensation expense(e)	1.3	2.8	0.1	0.2
Foreign currency loss (gain), net(f)	48.3	26.7	(30.8)	9.4
Derivative valuation loss, net(g)	1.0	1.0	—	—

Adjusted EBITDA	$43.8	$72.6	$29.3	$31.6

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for the six months ended June 30, 2010, impairment of four abandoned in-process research and development projects, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, and (ii) for the six months ended June 28, 2009, the closure of our research and development facilities in Japan. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar impairment of intangible originated from the adoption of fresh-start reporting and facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations. For the six months ended June 28, 2009, a charge of $6.9 million for restructuring-related professional fees and related expenses. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.
(c)	This adjustment eliminates the impact of reorganization expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our Chapter 11 reorganization.

(d)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(e)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(f)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(g)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We do not believe that these charges or gains are indicative of our core operating performance.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not consider the potentially dilutive impact of issuing equity-based compensation to our management team and employees;

•	Adjusted EBITDA does not reflect the costs of holding certain assets and liabilities in foreign currencies; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

We present Adjusted Net Income as a further supplemental measure of our performance. We prepare Adjusted Net Income by adjusting net income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance.

We present Adjusted Net Income for a number of reasons, including:

•	we use Adjusted Net Income in communications with our board of directors concerning our consolidated financial performance;

•	we believe that Adjusted Net Income is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry; and

•	our investor and analyst presentations include Adjusted Net Income.

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income (loss) less income (loss) from discontinued operations, net of taxes, excluding (i) restructuring and impairment charges, (ii) other restructuring charges, (iii) reorganization items, net, (iv) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (v) equity based compensation expense, (vi) amortization of intangibles associated with continuing operations, (vii) foreign currency gain (loss), net, and (viii) derivative valuation gain (loss), net.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009
	(In millions)
Net income (loss)	$(30.7)	$0.4	$27.6	$(42.1)
Add: Loss from discontinued operations, net of taxes	—	—	1.0	1.8

Income (loss) from continuing operations	(30.7)	0.4	28.6	(40.3)
Adjustments:
Restructuring and impairment charges(a)	0.3	0.6	0.4	0.4
Other restructuring charges(b)	—	—	3.7	6.9
Reorganization items, net(c)	—	—	0.3	0.3
Inventory step-up(d)	—	0.9	—	—
Equity based compensation expense(e)	1.3	2.8	0.1	0.2
Amortization of intangibles associated with continuing operations(f)	5.7	13.4	2.7	5.2
Foreign currency loss (gain), net(g)	48.3	26.7	(30.8)	9.4
Derivative valuation loss (gain), net(h)	1.0	1.0	—	—

Adjusted Net Income (Loss)	$25.7	$45.7	5.0	$(17.9)

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for the six months ended June 30, 2010, impairment of four abandoned in-process research and development projects, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, and (ii) for the six months ended June 28, 2009, the closure of our research and development facilities in Japan. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations. For the six months ended June 28, 2009, a charge of $6.9 million for restructuring-related professional fees and related expenses. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.

(c)	This adjustment eliminates the impact of reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our reorganization proceedings.
(d)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(e)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(f)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(g)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(h)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We do not believe that these charges or gains are indicative of our core operating performance.

Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Net Income does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Net Income does not consider the potentially dilutive impact of issuing equity-based compensation to our management team and employees;

•	Adjusted Net Income does not reflect the costs of holding certain assets and liabilities in foreign currencies; and

•	other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted Net Income should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted Net Income only supplementally.

Liquidity and Capital Resources

Our principal capital requirements are to invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash and cash equivalents, our cash flows from operations and our financing activities, including $46.1 million of net proceeds from the $250 million aggregate principal amount senior notes offering. The principal purpose of the senior notes offering was to fund a $130.7 million distribution to our unitholders. Most of our current equity holders are former creditors and the distribution allowed us to provide a return to creditors that supported us during our reorganization proceedings. The distribution to our unitholders was approved by our board of directors and was not required due to any contractual or other obligation. In addition to the distribution, we used the proceeds of the senior notes offering to increase our cash reserves and pay down current debt that was accruing interest at a higher rate than the notes. We funded the distribution and other uses of proceeds through the senior notes offering because we believed that the debt market at the time would be receptive to the offering and because we could effect a debt offering faster than other forms of financing, including equity financing. Although we currently anticipate these sources of liquidity will be sufficient to meet our cash needs through the next twelve months, we have history of negative cash flow for the two-month period ended December 31, 2009 as well as for 2008 and 2007 and we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our business plans, operating performance, and the condition of the capital markets at the time we seek financing and could be adversely impacted by our 2009 reorganization proceedings and our non-compliance with bank covenants that preceded the filing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. The current rating of our senior notes is B2 by Moody’s and B+ by Standard and Poors, both of which are below investment grade. Any lowering of these ratings would adversely impact our ability to raise additional debt financing and increase the cost of any such financing that is obtained. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common units, and our unitholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. As of June 30, 2010, our cash and cash equivalents balance was $141.3 million, a $76.4 million increase, compared to $64.9 million as of December 31, 2009. The increase resulted from $50.9 million of cash inflow provided by operating activities and $45.9 million of cash inflow provided by financing activities, which was offset by $20.2 million cash outflow used in investing activities.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $50.9 million for the six months ended June 30, 2010, compared to $25.5 million of cash provided by operating activities in the six months ended June 28, 2009. The increase was primarily attributable to increase in gross profit of $44.7 million resulting from higher net sales. The net operating cash inflow for the six months ended June 30, 2010 reflects our net income of $0.4 million adjusted by non-cash charges of $73.9 million which mainly consisted of depreciation and amortization charges and loss on foreign currency translation, net which was partially offset by an increase in net operating assets of $23.3 million.

Our working capital balance as of June 30, 2010 was $212.0 million compared to $128.5 million as of December 31, 2009. The $83.6 million increase was primarily attributable to a $76.4 million increase in cash and cash equivalents provided by operating activities and financing activities, a $43.5 million increase in accounts receivable due to increase in net sales, which was partially offset by a $9.7 million increase in accounts payable and a $15.4 million increase in other accounts payable.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $20.2 million in the six months ended June 30, 2010, compared to $19.2 million of cash used in investing activities in the six months ended June 28, 2009. The increase was primarily due to a increase in capital expenditure of $18.5 million, which was offset by a decrease in restricted cash of $17.5 million.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $45.9 million in the six months ended June 30, 2010, compared nil in the six months ended June 28, 2009. In the six months ended June 30, 2010, we completed $250 million in aggregate principal amount of 10.5% senior notes due 2018, which we refer to as our senior notes. Of the $238.4 million of net proceeds, which represents $250 million of principal amount net of $3.3 million of original issue discount and $8.3 million of debt issuance costs, $130.7 million was used to make a distribution to our unitholders and $61.8 million was used to repay all outstanding borrowings under our term loan.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the six months ended June 30, 2010, capital expenditures were $20.8 million, a $18.5 million, or 827.8%, increase from $2.2 million in the six months ended June 28, 2009.

Seasonality

Our net sales and number of distinct products sold are affected by market variations from quarter to quarter due to business cycles, and resulting product demand, of our customers. Our Display Solutions business typically experiences demand increases in the third and fourth calendar quarters due to increased holiday demand for the consumer products that serve as the end markets for our products. During the first quarter, by contrast, consumer products manufacturers generally reduce orders in order to reduce excess inventory remaining from the holiday season. In our Semiconductor Manufacturing Services business, the supply-demand cycle is usually one quarter ahead of the broader semiconductor market due to lead time from wafer input to shipment to our customers, so the demand for these products tends to peak in the third quarter and is slower in the fourth and first quarters.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2010:

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In millions)
Senior notes(1)	$460.7	$13.6	$26.3	$26.3	$26.3	$26.3	$341.9
Operating lease(2)	46.0	2.7	2.0	1.8	1.8	1.8	35.9
Others(3)	14.0	3.2	6.4	4.2	0.2	—	—

(1)	$250 million aggregate principal amount as well as interest payments of senior notes issued in April 2010, which bear interest at a rate of 10.5% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,210.3:1.
(3)	Includes license agreements and other contractual obligations.

The indenture relating to our $250 million senior notes contains covenants that limit our ability and the ability of our restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem our capital stock or equity interests of our restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment, sinking fund payment or maturity, any subordinated indebtedness; (iii) make certain investments, including capital expenditures; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness or related guarantee; (vi) merge with or into or sell all or substantially all of our assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity, to make loans to us or other restricted subsidiaries or to transfer assets to us or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.9 million as of June 30, 2010. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Critical Accounting Policies and Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our consolidated financial statements and accompanying notes.

We believe that our significant accounting policies are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

Revenue Recognition and Accounts Receivable Valuation

Our revenue is primarily derived from the sale of semiconductor products that we design and the manufacture of semiconductor wafers for third parties. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable and collection of resulting receivables is reasonably assured.

We recognize revenue upon shipment, upon delivery of the product at the customer’s location or upon customer acceptance depending on terms of the arrangements, when the risks and rewards of ownership have passed to the customer. Certain sale arrangements include customer acceptance provisions that require written notification of acceptance within the pre-determined period from the date of delivery of the product. If the pre-determined period has ended without written notification, customer acceptance is deemed to have occurred pursuant to the underlying sales arrangements. In such cases, we recognize revenue the earlier of the written notification or the pre-determined period from date of delivery. Specialty semiconductor manufacturing services are performed pursuant to manufacturing agreements and purchase orders. Standard products are shipped and sold based upon purchase orders from customers. Our revenue recognition policy is consistent across our product lines, marketing venues and all geographic areas. All amounts billed to a customer related to shipping and handling are classified as sales, while all costs incurred by us for shipping and handling are classified as expenses. We currently manufacture a substantial portion of our products internally at our wafer fabrication facilities. In the future, we expect to rely, to some extent, on outside wafer foundries for additional capacity and advanced technologies.

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

Accrual of Warranty Cost

We record warranty liabilities for the estimated costs that may be incurred under limited warranties. Our warranties generally cover product defects based on compliance with our specifications and are normally applicable for twelve months from the date of product delivery. These liabilities are accrued when revenues are recognized. Warranty costs include the costs to replace the defective products. Factors that affect our warranty liability include historical and anticipated rates of warranty claims on those repairs and the cost per claim to satisfy our warranty obligations. As these factors are impacted by actual experience and future expectations, we periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Inventory Valuation

Inventories are valued at the lower of cost or market, using the average method, which approximates the first in, first out method. Because of the cyclical nature of the semiconductor industry, changes in inventory levels, obsolescence of technology and product life cycles, we write down inventories to net realizable value. When there is a difference in the carrying value and the net realizable value the difference is recognized as a loss on valuation of inventories within cost of sales. We estimate the net realizable value for such finished goods and work-in-progress based primarily upon the latest invoice prices and current market conditions.

We employ a variety of methodologies to determine the amount of inventory reserves necessary. While a portion of the reserve is determined based upon the age of inventory and lower of cost or market calculations, an element of the reserve is subject to significant judgments made by us about future demand for our inventory. For example, reserves are established for excess inventory based on inventory levels in excess of six months of projected demand, as judged by management, for each specific product. If actual demand for our products is less than our estimates, additional reserves for existing inventories may need to be recorded in future periods.

In addition, as prescribed in ASC guidance on inventory costs, the cost of inventories is determined based on the normal capacity of each fabrication facility. If the capacity utilization is lower than a level that management believes to be normal, the fixed overhead costs per production unit which exceed those which would be incurred when the fabrication facilities are running under normal capacity are charged to cost of sales rather than capitalized as inventories.

Long-Lived Assets

We assess long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value of the asset group to our estimate of the related total future undiscounted net cash flows. If an asset group’s carrying value is not recoverable through the related undiscounted cash flows, the asset group is considered to be impaired. The impairment is measured by the difference between the asset group’s carrying value and its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

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

Intangible Assets

The fair value of our intangible assets was recorded in connection with fresh-start reporting on October 25, 2009 and was determined based on the present value of each research project’s projected cash flows using an income approach. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends and individual project life cycles. The resulting cash flows are then discounted at a rate approximating our weighted average cost of capital.

In-process research and development, or IPR&D, is considered an indefinite-lived intangible asset and is not subject to amortization. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D asset will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D projects have been completed or abandoned, the useful life of the IPR&D asset is determined and amortized accordingly.

Technology, customer relationships and intellectual property assets are considered definite-lived assets and are amortized on a straight-line basis over their respective useful lives, ranging from 4 to 10 years.

Income Taxes

We account for income taxes in accordance with ASC guidance addressing accounting for income taxes. The guidance requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying values and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and expiration of tax credits and net operating loss carry-forwards. We established valuation allowances for deferred tax assets at most of our subsidiaries since, other than with respect to one particular subsidiary, it is not probable that a majority of the deferred tax assets will be realizable. The valuation allowance at this particular subsidiary was not established since it is more likely than not that the deferred tax assets at this subsidiary will be realizable based on the current prospects for its future taxable income.

Changes in our evaluation of our deferred income tax assets from period to period could have a significant effect on our net operating results and financial condition.

In addition, beginning January 1, 2007, we account for uncertainties related to income taxes in compliance with ASC guidance on uncertain tax positions. Under this guidance, we evaluate our tax positions taken or expected to be taken in a tax return for recognition and measurement on our consolidated financial statements. Only those tax positions that meet the “more likely than not” threshold are recognized on the consolidated financial statements at the largest amount of benefit that has a greater than 50 percent likelihood of ultimately being realized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our consolidated financial statements.

Accounting for Unit-based Compensation

In 2006, we adopted ASC guidance addressing accounting for unit-based compensation based on a fair value method. Under this guidance, unit-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes option pricing model to value unit options. In developing assumptions for fair value calculation under the guidance, we use estimates based on historical data and market information. A small change in the assumptions used in the estimate can cause a relatively significant change in the fair value calculation.

The determination of the fair value of our common units on each grant date was a two-step process. First, management estimated our enterprise value in consultation with such advisers as we deemed appropriate. Second, this business enterprise value was allocated to all sources of capital invested in us based on each type of security’s respective rights and claims to our total business enterprise value. This allocation included a calculation of the fair value of our common units on a non-marketable basis. The business enterprise value was determined based on an income approach and a market approach using the revenue multiples of comparable companies, giving appropriate weight to each approach. The income approach was based on the discounted cash flow method and an estimated weighted average cost of capital.

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

Fresh-Start Reporting

As required by GAAP, in connection with emergence from Chapter 11 reorganization proceedings, we adopted the fresh-start accounting provisions of ASC 852 effective October 25, 2009. Under ASC 852, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for our assets immediately after restructuring. The reorganization value is allocated to the respective assets. Liabilities, other than deferred taxes and severance benefits, are stated at present values of amounts expected to be paid.

Fair values of assets and liabilities represent our best estimates based on our appraisals and valuations which incorporated industry data and trends and relevant market rates and transactions. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control.

Cash Flow Hedges

We are exposed to non-functional currency denominated cash flow fluctuations in connection with third party sales. We use foreign currency forward and option contracts to hedge certain of these risks. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. Designated components of our derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In conjunction with our effectiveness testing, we also evaluate ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately in our consolidated statements of operations.

We record the fair value of our foreign currency derivative contracts qualifying for cash flow hedge accounting treatment in our consolidated balance sheet with the effective portion of the related gain or loss on those contracts deferred in unitholders’ equity as a component of accumulated other comprehensive income. These deferred gains or losses are recognized in our consolidated statements of operations in the same period in which the underlying hedged sales transactions are recognized and on the same line item as the underlying hedged items. However, in the event the relationship is no longer effective, we recognize the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument becomes no longer effective immediately in the consolidated statements of operations.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), which amends the disclosure requirements of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) as of January 1, 2010. ASU 2010-06 requires new disclosures for any transfers of fair value into and out of Level 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements within the reconciliation of Level 3 unobservable inputs. The Company previously adopted ASC 820 on January 1, 2008 and January 1, 2009 for financial assets and liabilities and for nonfinancial assets and liabilities, respectively. ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the Level 3 reconciliation which is effective for annual and interim periods beginning after December 15, 2010. The adoption of ASU 2010-06 as of January 1, 2010 did not have a material effect on the Company’s financial condition or results of operations. The Company does not expect the adoption of ASU 2010-06 in relation to the Level 3 reconciliation to have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued ASC 810, “Consolidation,” (“ASC 810”), which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company was required to adopt ASC 810 as of the beginning of 2010. The adoption of ASC 810 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the market risk that the value of a financial instrument will fluctuate due to changes in market conditions, primarily from changes in foreign currency exchange rates and interest rates. In the normal course of our business, we are subject to market risks associated with interest rate movements and currency movements on our assets and liabilities.

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2010 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.5 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at June 30, 2010, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.1 million in our U.S. dollar cash balance.

Interest Rate Exposures

On April 9, 2010, we completed the sale of $250 million in aggregate principal amount of 10.5% senior notes due 2018. The $61.6 million of total outstanding borrowings under our term loan was repaid on the same date. The $250 million 10.5% senior notes due 2018 are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at June 30, 2010, we estimate that the fair value of this fixed rate note would decrease by $13.3 million and we would have additional interest expense costs over the market rate of $1.1 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at June 30, 2010, we estimate that the fair value of this fixed rate note would increase by $14.3 million and we would have a reduction in interest expense costs over the market rate of $1.3 million (on a 360-day basis).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer, or our CEO, and our Chief Financial Officer, or our CFO. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our CEO and CFO have concluded that, as of the quarter ended June 30, 2010, disclosure controls and procedures were not effective due to a material weakness existing in our internal controls as of December 31, 2009 (described below), which have not been fully remediated as of June 30, 2010.

In connection with audits of our consolidated financial statements for the ten-month period ended October 25, 2009 and two-month period ended December 31, 2009, our independent registered public accounting firm has reported two control deficiencies which represent a material weakness in our internal control over financial reporting. The two control deficiencies which represent a material weakness that our independent registered public accounting firm reported to our board of directors (as we then did not have a separate audit committee) are that 1) we do not have a sufficient number of financial personnel with the requisite financial accounting experience and 2) our controls over non-routine transactions are not effective to ensure that accounting considerations are identified and appropriately recorded.

In light of the material weakness described above, the Company performed additional procedures, including ‘Management Remediation Initiatives’ as discussed below to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Management’s Remediation Initiatives

Although management has not remediated the material weakness mentioned above, management believes substantial progress has been made up to the date of this report. Executive owners assigned to each material weakness continue to oversee the necessary remedial changes to the overall design of our internal control environment. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to and reinforced with our employees.

Management’s remediation initiatives summarized below are intended to address our material weaknesses in internal control over financial reporting:

•	Management continues to enhance our financial accounting capability. This includes:

(i)	recruiting a director of financial reporting for reviews and controls over financial reporting and expanding staffing and resources dedicated to financial reporting,

(ii)	providing additional training to accounting personnel to strengthen their GAAP knowledge and ability to identify potential errors in the underlying financial reporting process, and

(iii)	maintaining professional services of external professional firms to supplement internal resources during the transition period.

•	Management continues to improve our period end closing process to identify non-routine and significant transactions earlier and to take appropriate financial reporting actions. This includes:

(i)	defining key financial reporting schedule and action items,

(ii)	redefining our book closing checklist for each key responsible person and for each reviewer,

(iii)	having regular meetings with financial reporting parties to update the significant accounting events and to review the identified accounting issues,

(iv)	communicating with other non-financial reporting parties to ensure all non-routine and significant transactions are captured and analyzed by the accounting team, and

(v)	monitoring key changes in GAAP and financial reporting requirements and analyzing the impact of changed GAAP or related regulation on the company.

Changes in Internal Control over Financial Reporting

During the second quarter of 2010, management continued to implement the steps outlined above under “Management’s Remediation Initiatives” to improve the quality of its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

We Have a History of Losses and May Not Achieve or Sustain Profitability in the Future.

Since we began operations as a separate entity in 2004, we have not generated a profit for a full fiscal year and have generated significant net losses. As of October 25, 2009, prior to our emergence from reorganization proceedings, we had an accumulated deficit of $964.8 million and negative unitholders’ equity. We may increase spending and we currently expect to incur higher expenses in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

We Recently Emerged From Chapter 11 Reorganization Proceedings; Because Our Consolidated Financial Statements Reflect Fresh-Start Accounting Adjustments, Our Future Consolidated Financial Statements Will Not Be Comparable in Many Respects to Our Financial Information From Prior Periods.

On June 12, 2009, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to obtain relief from our debt, which was $845 million as of December 31, 2008. Our plan of reorganization became effective on November 9, 2009. In connection with our emergence from the reorganization proceedings, we implemented fresh-start accounting in accordance with ASC 852 effective from October 25, 2009, which had a material effect on our consolidated financial statements. Thus, our future consolidated financial statements will not be comparable in many respects to our consolidated financial statements for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization proceedings. Our past financial difficulties and bankruptcy filing may have harmed, and may continue to have a negative effect on, our relationships with investors, customers and suppliers.

Our Independent Registered Public Accounting Firm Identified Two Control Deficiencies Which Represent a Material Weakness in Our Internal Control Over Financial Reporting in Connection with Our Audits for the Ten-Month Period Ended October 25, 2009 and the Two-Month Period Ended December 31, 2009. If We Fail to Effectively Remediate This Weakness and Maintain Effective Internal Control Over Financial Reporting in the Future, the Accuracy and Timing of Our Financial Reporting May Be Adversely Affected.

In connection with the audit of our consolidated financial statements for the ten-month period ended October 25, 2009 and the two-month period ended December 31, 2009, our independent registered public accounting firm reported two control deficiencies, which represent a material weakness in our internal control over financial reporting. The two control deficiencies which represent a material weakness that our independent registered public accounting firm reported to our board of directors (as we then did not have a separate audit committee) are that we do not have a sufficient number of financial personnel with the requisite financial accounting experience and that our internal controls over non-routine transactions are not effective to ensure that accounting considerations are identified and appropriately recorded.

We have identified and taken steps intended to remediate this material weakness. Upon being notified of the material weakness, we retained the services of an international accounting firm to temporarily supplement our internal resources. We have recruited a director of financial reporting. Any inability to recruit, train and retain adequate finance personnel with requisite technical and public company experience could have an adverse impact on our ability to accurately and timely prepare our consolidated financial statements. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of additional material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported consolidated financial statements could have an adverse effect on our business, operating results and financial condition, our ability to run our business effectively and our ability to meet our financial reporting requirements, and could cause investors to lose confidence in our financial reporting. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Controls and Procedures.”

We Operate in the Highly Cyclical Semiconductor Industry, Which is Subject to Significant Downturns That May Negatively Impact Our Results of Operations.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns, including the recent economic downturn, have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations.

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

Our industry is subject to constant and rapid technological change and product obsolescence as customers and competitors create new and innovative products and technologies. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive, and we may not be able to access advanced process technologies, including smaller geometries, or to license or otherwise obtain essential intellectual property required by our customers.

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

Customer and market requirements can change during the development process. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications or not be competitive with products or services from our competitors that offer comparable or superior performance and functionality. Any new products, such as our new line of power management solutions, which we began marketing in 2008, or product or service enhancements, may not be accepted in new or existing markets. Our business will suffer if we fail to develop and introduce new products and services or product and service enhancements on a timely and cost-effective basis.

We Manufacture Our Products Based on Our Estimates of Customer Demand, and if Our Estimates Are Incorrect Our Financial Results Could Be Negatively Impacted.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements — based on our estimates of customer demand and expected demand for and success of their products. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer demand for our products. On occasion, customers may require rapid increases in supply, which can challenge our production resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers’ increased demand for our products. Conversely, downturns in the semiconductor industry have caused and may in the future cause our customers to reduce significantly the amount of products they order from us. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand would decrease our results of operations, including our gross profit.

Our Customers May Cancel Their Orders, Reduce Quantities or Delay Production, Which Would Adversely Affect Our Margins and Results of Operations.

We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, reduce quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers, which we have experienced as a result of periodic downturns in the semiconductor industry or failure to achieve design wins, have affected and may continue to affect our results of operations adversely. These risks are exacerbated because many of our products are customized, which hampers our ability to sell excess inventory to the general market. We may incur charges resulting from the write-off of obsolete inventory. In addition, while we do not obtain long-term purchase commitments, we generally agree to the pricing of a particular product over a set period of time. If we underestimate our costs when determining pricing, our margins and results of operations would be adversely affected.

We Depend on High Utilization of Our Manufacturing Capacity, a Reduction of Which Could Have a Material Adverse Effect on Our Business, Financial Condition and the Results of Our Operations.

An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication facilities. As many of our costs are fixed, a reduction in capacity utilization, as well as changes in other factors, such as reduced yield or unfavorable product mix, could reduce our profit margins and adversely affect our operating results. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations, power interruptions and fire, flood or other natural disasters or calamities. The potential delays and costs resulting from these steps could have a material adverse effect on our business, financial condition and results of operations.

A Significant Portion of Our Sales Comes from a Relatively Limited Number of Customers, the Loss of Which Would Adversely Affect Our Financial Results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. Net sales to our ten largest customers represented 64%, 66%, 69% and 63% of our net sales for the six months ended June 30, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008, respectively. LG Display represented 19% and 26% of our net sales and a substantial portion of the net sales generated by our top ten customers for the six months ended June 30, 2010 and the combined twelve-month period ended December 31, 2009. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Our Industry Is Highly Competitive and Our Ability to Compete Could Be Negatively Impacted by a Variety of Factors.

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

Any consolidation among our competitors could enhance their product offerings and financial resources, further enhancing their competitive position. Our ability to compete will depend on a number of factors, including the following:

•	our ability to offer cost-effective and high quality products and services on a timely basis using our technologies;

•	our ability to accurately identify and respond to emerging technological trends and demand for product features and performance characteristics;

•	our ability to continue to rapidly introduce new products that are accepted by the market;

•	our ability to adopt or adapt to emerging industry standards;

•	the number and nature of our competitors and competitiveness of their products and services in a given market;

•	entrance of new competitors into our markets;

•	our ability to enter the highly competitive power management market; and

•	our ability to continue to offer in demand semiconductor manufacturing services at competitive prices.

Many of these factors are outside of our control. In the future, our competitors may replace us as a supplier to our existing or potential customers, and our customers may satisfy more of their requirements internally. As a result, we may experience declining revenues and results of operations.

Changes in Demand for Consumer Electronics in Our End Markets Can Impact Our Results of Operations.

Demand for our products will depend in part on the demand for various consumer electronics products, in particular, mobile phones and multimedia devices, digital televisions, flat panel displays, mobile PCs and digital cameras, which in turn depends on general economic conditions and other factors beyond our control. If our customers fail to introduce new products that employ our products or component parts, demand for our products will suffer. To the extent that we cannot offset periods of reduced demand that may occur in these markets through greater penetration of these markets or reduction in our production and costs, our sales and gross profit may decline, which would negatively impact our business, financial condition and results of operations.

If We Fail to Achieve Design Wins for Our Semiconductor Products, We May Lose the Opportunity for Sales to Customers for a Significant Period of Time and Be Unable to Recoup Our Investments in Our Products.

We expend considerable resources on winning competitive selection processes, known as design wins, to develop semiconductor products for use in our customers’ products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Once a customer designs a semiconductor into a product, that customer is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor. If we fail to achieve an initial design win in a customer’s qualification process, we may lose the opportunity for significant sales to that customer for a number of products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our semiconductor products, which would harm our business.

We Have Lengthy and Expensive Design-To-Mass Production and Manufacturing Process Development Cycles That May Cause Us to Incur Significant Expenses Without Realizing Meaningful Sales, the Occurrence of Which Would Harm Our Business.

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

We invest significant resources in our research and development. Our research and development efforts, however, may not yield commercially viable products or enhance our semiconductor manufacturing services offerings. During each stage of research and development there is a substantial risk that we will have to abandon a potential product or service offering that is no longer marketable and in which we have invested significant resources. In the event we are able to develop viable new products or service offerings, a significant amount of time will have elapsed between our investment in the necessary research and development effort and the receipt of any related revenues.

We Face Numerous Challenges Relating to Executing Our Growth Strategy, and if We Are Unable to Execute Our Growth Strategy Effectively, Our Business and Financial Results Could Be Materially and Adversely Affected.

Our growth strategy is to leverage our advanced analog and mixed-signal technology platform, continue to innovate and deliver new products and services, increase business with existing customers, broaden our customer base, aggressively grow our power business, drive execution excellence and focus on specialty process technologies. As part of our growth strategy, we began marketing a new line of power management semiconductor products in 2008 and expect to introduce other new products and services in the future. If we are unable to execute our growth strategy effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. Moreover, if our allocation of resources does not correspond with future demand for particular products, we could miss market opportunities and our business and financial results could be materially and adversely affected.

We Are Subject to Risks Associated with Currency Fluctuations, and Changes in the Exchange Rates of Applicable Currencies Could Impact Our Results of Operations.

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. Foreign currency fluctuations had a materially beneficial impact on our results of operations in the fiscal year ended December 31, 2008 relative to the fiscal year ended December 31, 2007, as well as in the combined twelve-month period ended December 31, 2009 relative to the fiscal year ended December 31, 2008. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock following the completion of our initial public offering or the price of our outstanding $250 million aggregate principal amount of 10.5% senior notes due April 15, 2018 (the “notes”) could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. For example, in January 2010 and May 2010, our Korean subsidiary entered into foreign currency option and forward contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. The January 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during each month of 2010 commencing February 2010 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. The May 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of January 2011 through June 2011 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. Obligations under these foreign currency option and forward contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option and forward contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total cash and cash equivalents is less than $30 million at the end of a fiscal quarter. We cannot assure you that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting our Results of Operations.”

The Global Recession and Related Financial Crisis Negatively Affected Our Business. Poor Economic Conditions May Negatively Affect Our Future Business, Results of Operations and Financial Condition.

The global recession and related financial crisis led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. Consumers and businesses deferred purchases in response to tighter credit and negative financial news, which has in turn negatively affected product demand and other related matters. The global recession led to reduced customer spending in the semiconductor market and in our target markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on our products. Although recently there have been indications of improved economic conditions generally and in the semiconductor industry specifically, we cannot assure you of the extent to which such conditions will continue to improve or whether the improvement will be sustainable. If the global economic recovery is not sustained or the global economy experiences another recession, such adverse economic conditions could lead to the insolvency of key suppliers resulting in product delays, limit the ability of customers to obtain credit to finance purchases of our products, lead to customer insolvencies, and also result in counterparty failures that may negatively impact our treasury operations. As a result, our business, financial condition and result of operations could be materially adversely affected in future periods as a result of economic downturns.

The Loss of Our Key Employees Would Materially Adversely Affect Our Business, and We May Not Be Able to Attract or Retain the Technical or Management Employees Necessary to Compete in Our Industry.

Our key executives have substantial experience and have made significant contributions to our business, and our continued success is dependent upon the retention of our key management executives, including our Chief Executive Officer and Chairman, Sang Park. The loss of such key personnel would have a material adverse effect on our business. In addition, our future success depends on our ability to attract and retain skilled technical and managerial personnel. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations. This could hinder our research and product development programs or otherwise have a material adverse effect on our business.

If We Encounter Future Labor Problems, We May Fail to Deliver Our Products and Services in a Timely Manner, Which Could Adversely Affect Our Revenues and Profitability.

As of June 30, 2010, 2,165 employees, or approximately 65.3% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

We May Incur Costs to Engage in Future Business Combinations or Strategic Investments, and We May Not Realize the Anticipated Benefits of Those Transactions.

As part of our business strategy, we may seek to enter into business combinations, investments, joint ventures and other strategic alliances with other companies in order to maintain and grow revenue and market presence as well as to provide us with access to technology, products and services. Any such transaction would be accompanied by risks that may harm our business, such as difficulties in assimilating the operations, personnel and products of an acquired business or in realizing the projected benefits, disruption of our ongoing business, potential increases in our indebtedness and contingent liabilities and charges if the acquired company or assets are later determined to be worth less than the amount paid for them in an earlier original acquisition. In addition, our indebtedness may restrict us from making acquisitions that we may otherwise wish to pursue.

The Failure to Achieve Acceptable Manufacturing Yields Could Adversely Affect Our Business.

The manufacture of semiconductors involves highly complex processes that require precision, a highly regulated and sterile environment and specialized equipment. Defects or other difficulties in the manufacturing process can prevent us from achieving acceptable yields in the manufacture of our products or those of our semiconductor manufacturing services customers, which could lead to higher costs, a loss of customers or delay in market acceptance of our products. Slight impurities or defects in the photomasks used to print circuits on a wafer or other factors can cause significant difficulties, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. We may also experience manufacturing problems in achieving acceptable yields as a result of, among other things, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies. Yields below our target levels can negatively impact our gross profit and may cause us to eliminate underperforming products.

We Rely on a Number of Independent Subcontractors and the Failure of Any of These Independent Subcontractors to Perform as Required Could Adversely Affect Our Operating Results.

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skill and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, Taiwan, Malaysia and Thailand. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. We could be adversely affected by political disorders, labor disruptions, and natural disasters where our subcontractors are located. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems or decrease the capacity available to us, our operating results could be adversely affected.

We Depend on Successful Parts and Materials Procurement for Our Manufacturing Processes, and a Shortage or Increase in the Price of These Materials Could Interrupt Our Operations and Result in a Decline of Revenues and Results of Operations.

We procure materials and electronic and mechanical components from international sources and original equipment manufacturers. We use a wide range of parts and materials in the production of our semiconductors, including silicon, processing chemicals, processing gases, precious metals and electronic and mechanical components, some of which, such as silicon wafers, are specialized raw materials that are generally only available from a limited number of suppliers. We do not have long-term agreements providing for all of these materials, thus, if demand increases or supply decreases, the costs of our raw materials could significantly increase. For example, worldwide supplies of silicon wafers, an important raw material for the semiconductors we manufacture, were constrained in recent years due to an increased demand for silicon. Silicon is also a key raw material for solar cells, the demand for which has increased in recent years. Although supplies of silicon have recently improved due to the entrance of additional suppliers and capacity expansion by existing suppliers, we cannot assure you that such supply increases will match demand increases. If we cannot obtain adequate materials in a timely manner or on favorable terms for the manufacture of our products, revenues and results of operations will decline.

We Face Warranty Claims, Product Return, Litigation and Liability Risks and the Risk of Negative Publicity if Our Products Fail.

Our semiconductors are incorporated into a number of end products, and our business is exposed to product return, warranty and product liability risk and the risk of negative publicity if our products fail. Although we maintain insurance for product liability claims, the amount and scope of our insurance may not be adequate to cover a product liability claim that is asserted against us. In addition, product liability insurance could become more expensive and difficult to maintain and, in the future, may not be available on commercially reasonable terms, or at all.

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

We Could Suffer Adverse Tax and Other Financial Consequences as a Result of Changes in, or Differences in the Interpretation of, Applicable Tax Laws.

Our company organizational structure was created in part based on certain interpretations and conclusions regarding various tax laws, including withholding tax, and other tax laws of applicable jurisdictions. Our Korean subsidiary, MagnaChip Semiconductor, Ltd., or MagnaChip Korea, was granted a limited tax holiday under Korean law in October 2004. This grant provided for certain tax exemptions for corporate taxes and withholding taxes until December 31, 2008, and for acquisition taxes, property and land use taxes and certain other taxes until December 31, 2013. Our interpretations and conclusions regarding tax laws, however, are not binding on any taxing authority and, if these interpretations and conclusions are incorrect, if our business were to be operated in a way that rendered us ineligible for tax exemptions or caused us to become subject to incremental tax, or if the authorities were to change, modify, or have a different interpretation of the relevant tax laws, we could suffer adverse tax and other financial consequences and the anticipated benefits of our organizational structure could be materially impaired.

Our Ability to Compete Successfully and Achieve Future Growth Will Depend, in Part, on Our Ability to Protect Our Proprietary Technology and Know-How, as Well as Our Ability to Operate Without Infringing the Proprietary Rights of Others.

We seek to protect our proprietary technologies and know-how through the use of patents, trade secrets, confidentiality agreements and other security measures. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Some of our technologies are not covered by any patent or patent application. The confidentiality agreements on which we rely to protect these technologies may be breached and may not be adequate to protect our proprietary technologies. We cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States. In particular, the validity, enforceability and scope of protection of intellectual property in China, where we derive a significant portion of our net sales, and certain other countries where we derive net sales, are uncertain and still evolving and historically have not protected and may not protect in the future, intellectual property rights to the same extent as do the laws and enforcement procedures in the United States.

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may need to file lawsuits to enforce our patents or intellectual property rights, and we may need to defend against claimed infringement of the rights of others. Any litigation could result in substantial costs to us and divert our resources. Despite our efforts in bringing or defending lawsuits, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In the event of an adverse outcome in any such litigation, we may be required to:

•

pay substantial damages or indemnify customers or licensees for damages they may suffer if the products they purchase from us or the technology they license from us violate the intellectual property rights of others;

•	stop our manufacture, use, sale or importation of infringing products; expend significant resources to develop or acquire non-infringing technologies;

•	discontinue processes; or

•	obtain licenses to the intellectual property we are found to have infringed.

There can be no assurance that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms, or at all. The termination of key third party licenses relating to the use of intellectual property in our products and our design processes, such as our agreements with Silicon Works Co., Ltd. and ARM Limited, would materially and adversely affect our business.

Our competitors may develop, patent or gain access to know-how and technology similar to our own. In addition, many of our patents are subject to cross licenses, several of which are with our competitors. The Company’s business was acquired from Hynix Semiconductor, Inc., or Hynix, in October 2004 (“Original Acquisition”). The noncompetition arrangement agreed to by Hynix in connection with the Original Acquisition expired on October 1, 2007. Under that arrangement, Hynix retained a perpetual license to use the intellectual property that we acquired from Hynix in the Original Acquisition. Now that these noncompetition restrictions have expired, Hynix and its subsidiaries are free to develop products that may incorporate or embody intellectual property developed by us prior to October 2004.

Our Expenses Could Increase if Hynix Were Unwilling or Unable to Provide Certain Services Related to Our Shared Facilities with Hynix, and if Hynix Were to Become Insolvent, We Could Lose Certain of Our Leases.

We are party to a land lease and easement agreement with Hynix pursuant to which we lease the land for our facilities in Cheongju, Korea. If this agreement were terminated for any reason, including the insolvency of Hynix, we would have to renegotiate new lease terms with Hynix or the new owner of the land. We cannot assure you that we could negotiate new lease terms on favorable terms or at all. Because we share certain facilities with Hynix, several services that are essential to our business are provided to us by or through Hynix under our general service supply agreement with Hynix. These services include electricity, bulk gases and de-ionized water, campus facilities and housing, wastewater and sewage management, environmental safety and certain utilities and infrastructure support services. If any of our agreements with Hynix were terminated or if Hynix were unwilling or unable to fulfill its obligations to us under the terms of these agreements, we would have to procure these services on our own and as a result may experience an increase in our expenses.

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

If Our Korean Subsidiary is Designated as a Regulated Business Under Korean Environmental Law, Such Designation Could Have an Adverse Effect on Our Financial Position and Results of Operations.

In April 2010, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth, or the Enforcement Decree, became effective. Businesses that exceed 25,000 tons of greenhouse gas emissions and 100 terajoules of energy consumption for the prior three years will be subject to regulation and will be required to submit plans to reduce greenhouse emissions and energy consumption as well as performance reports and will be subject to government requirements to take further action. Our Korean subsidiary meets the thresholds under the Enforcement Decree and we expect that that it will be designated as a regulated business by the end of September 2010. Our Korean subsidiary will then have until December 2011 to reach an agreement with Korean governmental authorities to set reduction targets and draft an implementation plan. If the ultimate implementation plan agreed upon with Korean governmental authorities requires us to reduce our emissions or energy consumption, we could be subject to additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, that could adversely affect our financial position and results of operations.

We Will Likely Need Additional Capital in the Future, and Such Capital May Not Be Available on Acceptable Terms or at All, Which Would Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations.

We will likely require more capital in the future from equity or debt financings to fund operating expenses, such as research and development costs, finance investments in equipment and infrastructure, acquire complementary businesses and technologies, and respond to competitive pressures and potential strategic opportunities. Additional capital may not be available when needed or, if available, may not be available on favorable terms. If we do not consummate our initial public offering, our ability to raise additional capital, particularly equity capital, will be constrained due to our inability to access the public markets directly. In addition, our indebtedness limits our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.

Our Business Depends on International Customers, Suppliers and Operations in Asia, and as a Result We Are Subject to Regulatory, Operational, Financial and Political Risks, Which Could Adversely Affect Our Financial Results.

We rely on, and expect to continue to rely on, suppliers, subcontractors and operations located primarily in Asia. As a result, we face risks inherent in international operations, such as unexpected changes in regulatory requirements, tariffs and other market barriers, political, social and economic instability, adverse tax consequences, war, civil disturbances and acts of terrorism, difficulties in accounts receivable collection, extended payment terms and differing labor standards, enforcement of contractual obligations and protection of intellectual property. These risks may lead to increased costs or decreased revenue growth, or both. Although we do not derive any revenue from, nor sell any products in, North Korea, any future increase in tensions between South Korea and North Korea that may occur, such as an outbreak of military hostilities, would adversely affect our business, financial condition and results of operations.

You May Not Be Able to Bring an Action or Enforce Any Judgment Obtained in United States Courts, or Bring an Action in any Other Jurisdiction, Against Us or Our Subsidiaries or Our Directors, Officers or Independent Auditors That Are Organized or Residing in Jurisdictions Other Than the United States.

Most of our subsidiaries are organized or incorporated outside of the United States and some of our directors and executive officers as well as our independent auditors are organized or reside outside of the United States. Most of our and our subsidiaries’ assets are located outside of the United States and in particular, in Korea. Accordingly, any judgment obtained in the United States against us or our subsidiaries may not be collectible in the United States. As a result, it may not be possible for you to effect service of process within the United States upon these persons or to enforce against them or us court judgments obtained in the United States that are predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In particular, there is doubt as to the enforceability in Korea or any other jurisdictions outside the United States, either in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated on the federal securities laws of the United States or the securities laws of any state of the United States.

Our Level of Indebtedness is Substantial, and We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and May Be Forced to Take Other Actions to Satisfy Our Obligations Under Our Indebtedness, Which May Not Be Successful. A Decline in the Ratings of Our Existing or Future Indebtedness May Make the Terms of Any New Indebtedness We Choose to Incur More Costly.

As of June 30, 2010, our total indebtedness was $246.7 million. Our substantial debt could have important consequences, including:

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will generate a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

The credit ratings assigned to our debt reflect each rating agency’s opinion of our ability to make payments on the debt obligations when such payments are due. The current rating of our notes is B2 by Moody’s and B+ by Standard and Poors, both of which are below investment grade. A rating may be subject to revision or withdrawal at any time by the assigning rating agency. We may experience downgrades in our debt ratings in the future. Any lowering of our debt ratings would adversely impact our ability to raise additional debt financing and increase the cost of any such financing that is obtained. In the event any ratings downgrades are significant, we may choose not to incur new debt or refinance existing debt if we are unable to incur or refinance such debt at favorable interest rates or on favorable terms.

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

We Are a Holding Company and Will Depend on the Business of Our Subsidiaries to Satisfy Our Obligations Under Our Outstanding Notes and Other Obligations.

Each of MagnaChip Semiconductor LLC, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor B.V. is a holding company with no independent operations of its own. Our subsidiaries, including our principal manufacturing subsidiary, MagnaChip Korea, own all of our operating businesses. Our subsidiaries will conduct substantially all of the operations necessary to fund payments on our outstanding notes, other debt and any other obligations. Our ability to make payments on the notes and our other obligations will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

•	their earnings;

•	covenants contained in our debt agreements (including the indenture governing the notes) and the debt agreements of our subsidiaries;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

•

applicable law, including any restrictions under Korean law that may be imposed on MagnaChip Korea that would restrict its ability to make payments on intercompany loans from MagnaChip Semiconductor B.V.

We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us or that any distributions or payments will be adequate to pay principal and interest, and any other payments, on our outstanding notes, other debt or any other obligations when due, and the failure to make such payments could have a material adverse effect on our business, financial condition and results of operations.

The Indenture Governing the Notes Contains, and Our Future Debt Agreements Will Likely Contain, Covenants that Significantly Restrict Our Operations.

The indenture governing our outstanding notes contains, and our future debt agreements will likely contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and by limiting our ability to engage in other business activities. These covenants will place restrictions on our ability and the ability of our operating subsidiaries to, among other things:

•	pay dividends, redeem units or make other distributions with respect to equity interests, make payments with respect to subordinated indebtedness or other restricted payments;

•	incur debt or issue preferred units;

•	create liens;

•	make certain investments;

•	consolidate, merge or dispose of all or substantially all of our assets, taken as a whole;

•	sell or otherwise transfer or dispose of assets, including equity interests of our subsidiaries;

•	enter into sale-leaseback transactions;

•	enter into transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

In addition, our future debt agreements will likely contain financial ratios and other financial conditions tests. Our ability to meet those financial ratios and tests could be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under such debt agreements. Upon the occurrence of an event of default under such debt agreements, our lenders under such agreements could elect to declare all amounts outstanding under such debt agreements to be immediately due and payable and terminate all commitments to extend further credit.

Investor Confidence May Be Adversely Impacted if We Are Required and Unable to Comply with Section 404 of the Sarbanes-Oxley Act of 2002, and as a Result, the Price of Our Securities Could Decline.

Beginning with our fiscal year ending December 31, 2011, we will be subject to rules adopted by the Securities Exchange Commission, or SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. In the event we complete our initial public offering, we may also in the future become subject to the requirement that our independent auditors attest to and report on the effectiveness of our internal control over financial reporting. In connection with audits of our consolidated financial statements for the ten-month period ended October 25, 2009 and two-month period ended December 31, 2009, our independent registered public accounting firm has reported two control deficiencies that existed prior to their review, which represent a material weakness in our internal control over financial reporting. The two control deficiencies which represent a material weakness that our independent registered public accounting firm reported to our board of directors are that we do not have a sufficient number of financial personnel with the requisite financial accounting experience and that our controls over non-routine transactions are not effective to ensure that accounting considerations are identified and appropriately recorded. If we fail to achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements and could result in investigations or sanctions by the SEC, the New York Stock Exchange, or NYSE (assuming the completion of our initial public offering), or other regulatory authorities or in stockholder litigation. Any of these factors ultimately could harm our business and could negatively impact the market price of our securities. Ineffective control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our securities.

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

We May Need to Incur Impairment and Other Restructuring Charges, Which Could Materially Affect Our Results of Operations and Financial Conditions.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From April 4, 2005 through June 30, 2010, we recognized aggregate restructuring and impairment charges of $64.3 million, which consisted of $58.7 million of impairment charges and $5.6 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

We Are Subject to Litigation Risks, Which May Be Costly to Defend and the Outcome of Which is Uncertain.

All industries, including the semiconductor industry, are subject to legal claims, with and without merit, that may be particularly costly and which may divert the attention of our management and our resources in general. We are involved in a variety of legal matters, most of which we consider routine matters that arise in the normal course of business. These routine matters typically fall into broad categories such as those involving customers, employment and labor and intellectual property. Even if the final outcome of these legal claims does not have a material adverse effect on our financial position, results of operations or cash flows, defense and settlement costs can be substantial. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows.

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

MAGNACHIP SEMICONDUCTOR LLC

Dated: September 3, 2010	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: September 3, 2010	By:	/s/ Margaret Sakai
Margaret Sakai
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.