Form 10-Q
period 2010-09-30
MAGNACHIP SEMICONDUCTOR LLC
filed 2010-11-04
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 31, 2010, the registrant had 307,215,516 common units outstanding.

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor LLC and Subsidiaries Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Successor Company)	3

	MagnaChip Semiconductor LLC and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 (Successor Company) and September 27, 2009 (Predecessor Company)	4

	MagnaChip Semiconductor LLC and Subsidiaries Consolidated Statements of Changes in Unitholders’ Equity for the Three and Nine Months Ended September 30, 2010 (Successor Company) and September 27, 2009 (Predecessor Company)	5

	MagnaChip Semiconductor LLC and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 (Successor Company) and September 27, 2009 (Predecessor Company)	7

	MagnaChip Semiconductor LLC and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	62

PART II OTHER INFORMATION		64

Item 1A.	Risk Factors	64

Item 6.	Exhibits	77

SIGNATURES		78

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except unit data)

	Successor
	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$161,429	$64,925
Accounts receivable, net	136,945	74,233
Inventories, net	65,029	63,407
Other receivables	4,476	3,433
Prepaid expenses	10,375	12,625
Other current assets	17,327	3,433

Total current assets	395,581	222,056

Property, plant and equipment, net	175,393	156,337
Intangible assets, net	31,500	50,158
Long-term prepaid expenses	9,685	10,542
Other non-current assets	22,135	14,238

Total assets	$634,294	$453,331

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$71,958	$59,705
Other accounts payable	12,987	7,190
Accrued expenses	48,012	22,114
Current portion of long-term borrowings	—	618
Current portion of capital lease obligations	5,222	—
Other current liabilities	5,235	3,937

Total current liabilities	143,414	93,564

Long-term borrowings, net	246,814	61,132
Long-term obligations under capital lease	4,270	—
Accrued severance benefits, net	84,943	72,409
Other non-current liabilities	7,748	10,536

Total liabilities	487,189	237,641

Commitments and contingencies

Unitholders’ equity
Common units, no par value, 375,000,000 units authorized, 307,215,516 and 307,083,996 units issued and outstanding at September 30, 2010 and December 31, 2009, respectively	55,453	55,135
Additional paid-in capital	39,887	168,700
Retained earnings (accumulated deficit)	59,886	(1,963)
Accumulated other comprehensive loss	(8,121)	(6,182)

Total unitholders’ equity	147,105	215,690

Total liabilities and unitholders’ equity	$634,294	$453,331

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except unit data)

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2010		September 27, 2009
Net sales	$209,448	$583,633	$156,627	$397,779
Cost of sales	140,133	400,426	104,465	276,387

Gross profit	69,315	183,207	52,162	121,392

Selling, general and administrative expenses	16,202	50,074	17,175	50,811
Research and development expenses	23,119	64,193	17,704	50,932
Restructuring and impairment charges	442	1,045	—	439

Operating income from continuing operations	29,552	67,895	17,283	19,210

Other income (expenses)
Interest expense, net	(7,312)	(15,918)	(2,642)	(30,133)
Foreign currency gain, net	41,400	14,743	45,449	36,029
Reorganization items, net	—	—	(4,135)	(4,475)
Others	312	(690)	—	—

	34,400	(1,865)	38,672	1,421

Income from continuing operations before income taxes	63,952	66,030	55,955	20,631

Income tax expenses	2,457	4,181	2,434	7,439

Income from continuing operations	61,495	61,849	53,521	13,192

Income from discontinued operations, net of taxes	—	—	8,916	7,165

Net income	$61,495	$61,849	$62,437	$20,357

Dividends accrued on preferred units	—	—	—	6,317

Income from continuing operations attributable to common units	$61,495	$61,849	$53,521	$6,875

Net income attributable to common units	$61,495	$61,849	$62,437	$14,040

Earnings per common unit from continuing operations
- Basic and diluted	$0.20	$0.20	$1.01	$0.13

Earnings per common unit from discontinued operation
- Basic and diluted	$—	$—	$0.17	$0.14

Earnings per common unit—Basic and diluted	$0.20	$0.20	$1.18	$0.27

Weighted average number of units—Basic	302,558,556	302,520,644	52,923,483	52,923,483
Weighted average number of units—Diluted	313,604,679	312,905,596	52,923,483	52,923,483

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	Units	Amount
Three Months Ended September 30, 2010
Balance at July 1, 2010	307,233,996	$55,453	$39,224	$(1,609)	$8,852	$101,920
(Successor Company)
Forfeiture of restricted units	(18,480)	—	—	—	—	—
Unit-based compensation	—	—	663	—	—	663
Comprehensive income:
Net Income	—	—	—	61,495	—	61,495
Fair valuation of derivatives	—	—	—	—	8,207	8,207
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	2,374	2,374
Foreign currency translation adjustments	—	—	—	—	(27,478)	(27,478)
Unrealized loss on investments	—	—	—	—	(76)	(76)

Total comprehensive income						44,522

Balance at September 30, 2010	307,215,516	$55,453	$39,887	$59,886	$(8,121)	$147,105

Nine Months Ended September 30, 2010
Balance at January 1, 2010	307,083,996	$55,135	$168,700	$(1,963)	$(6,182)	$215,690
(Successor Company)
Forfeiture of restricted units	(18,480)	—	—	—	—	—
Unit-based compensation	150,000	318	1,884	—	—	2,202
Distribution to unitholders	—	—	(130,697)	—	—	(130,697)
Comprehensive income:
Net income	—	—	—	61,849	—	61,849
Fair valuation of derivatives	—	—	—	—	2,805	2,805
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	4,252	4,252
Foreign currency translation adjustments	—	—	—	—	(9,056)	(9,056)
Unrealized gains on investments	—	—	—	—	60	60

Total comprehensive income						59,910

Balance at September 30, 2010	307,215,516	$55,453	$39,887	$59,886	$(8,121)	$147,105

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except unit data)

	Common Units		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	Units	Amount
Three Months Ended September 27, 2009
Balance at June 29, 2009	52,923,483	$52,923	$3,317	$(1,043,404)	$155,500	$(831,664)
(Predecessor Company)
Unit-based compensation	—	—	52	—	—	52
Comprehensive income:
Net income	—	—	—	62,437	—	62,437
Foreign currency translation adjustments	—	—	—	—	(29,559)	(29,559)
Unrealized loss on investments	—	—	—	—	(40)	(40)

Total comprehensive income						32,838

Balance at September 27, 2009	52,923,483	$52,923	$3,369	$(980,967)	$125,901	$(798,774)

Nine Months Ended September 27, 2009
Balance at January 1, 2009	52,923,483	52,923	3,150	(995,007)	151,135	(787,799)
(Predecessor Company)
Unit-based compensation	—	—	219	—	—	219
Dividends accrued on preferred units	—	—	—	(6,317)	—	(6,317)
Comprehensive loss:
Net income	—	—	—	20,357	—	20,357
Foreign currency translation adjustments	—	—	—	—	(25,658)	(25,658)
Unrealized gains on investments					424	424

Total comprehensive loss						(4,877)

Balance at September 27, 2009	52,923,483	$52,923	$3,369	$(980,967)	$125,901	$(798,774)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Nine Months Ended
	Successor	Predecessor
	September 30, 2010	September 27, 2009
Cash flows from operating activities
Net income	$61,849	$20,357
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	44,332	34,608
Provision for severance benefits	15,123	7,831
Amortization of debt issuance costs and original issue discount	687	756
Gain on foreign currency translation, net	(16,704)	(36,182)
Loss (gain) on disposal of property, plant and equipment, net	(7)	84
Loss (gain) on disposal of intangible assets, net	9	(9,139)
Restructuring and impairment charges	1,045	—
Unit-based compensation	4,072	219
Cash used for reorganization items	1,573	2
Noncash reorganization items	—	4,473
Other	951	1,997
Changes in operating assets and liabilities
Accounts receivable	(61,771)	(17,961)
Inventories	193	(1,878)
Other receivables	(1,229)	(455)
Deferred tax assets	1,133	1,874
Accounts payable	10,400	6,686
Other accounts payable	6,332	(11,534)
Accrued expenses	22,094	27,550
Long term other payable	(1,606)	454
Other current assets	(221)	4,873
Other current liabilities	516	60
Payment of severance benefits	(4,707)	(4,085)
Other	(864)	(476)

Net cash provided by operating activities before reorganization items	83,200	30,114

Cash used for reorganization items	(1,573)	(2)

Net cash provided by operating activities	81,627	30,112

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	10	299
Proceeds from disposal of intangible assets	—	9,283
Purchase of plant, property and equipment	(29,739)	(7,270)
Payment for intellectual property registration	(437)	(317)
Increase in restricted cash	—	(34,067)
Decrease (increase) in short-term financial instruments	329	(326)
Decrease in guarantee deposits	1,011	632
Other	(807)	(25)

Net cash used in investing activities	(29,633)	(31,791)

Cash flows from financing activities
Proceeds from issuance of senior notes	246,685	—
Debt issuance costs paid	(8,313)	—
Repayment of long-term borrowings	(61,750)	—
Repayment of obligations under capital lease	(1,812)
Distribution to unitholders	(130,697)	—

Net cash provided by financing activities	44,113	—
Effect of exchange rates on cash and cash equivalents	397	3,047

Net increase in cash and cash equivalents	96,504	1,368

Cash and cash equivalents
Beginning of the period	64,925	4,037

End of the period	$161,429	$5,405

Supplemental cash flow information
Cash paid for interest	$3,499	$4,622

Cash paid (refunded) for income taxes	$(290)	$7,359

Noncash investing and financing activities
Assets acquired under capital lease obligations	$10,673	$—

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include all adjustments consisting only of normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

3. Voluntary Reorganization under Chapter 11

On June 12, 2009, MagnaChip Semiconductor LLC (the “Parent”), MagnaChip Semiconductor B.V., MagnaChip Semiconductor S.A. and certain other subsidiaries of the Parent in the U.S. (the “Debtors”) filed a voluntary petition for relief in the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. The court approved a plan of reorganization proposed by the Creditors’ Committee on September 25, 2009 (the “Plan of Reorganization”), and the Plan of Reorganization became effective and the Debtors emerged from Chapter 11 reorganization proceedings (the “Reorganization Proceedings”) on November 9, 2009 (the “Reorganization Effective Date”). On the Reorganization Effective Date, the Company implemented fresh-start reporting in accordance with Accounting Standards Codification (“ASC”) 852, “Reorganizations,” (“ASC 852”).

All conditions required for the adoption of fresh-start reporting were met upon emergence from the Reorganization Proceedings on the Reorganization Effective Date. The Company is permitted to select an accounting convenience date (“the Fresh-Start Adoption Date”) proximate to the emergence date for purposes of fresh-start reporting, provided that an analysis of the activity between the date of emergence and an accounting convenience date does not result in a material difference in the fresh-start reporting results. The Company evaluated transaction activity between October 25, 2009 and the Reorganization Effective Date and concluded that an accounting convenience date of October 25, 2009 which was the Company’s October accounting period end was appropriate.

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

4. Inventories

Inventories as of September 30, 2010 and December 31, 2009 consist of the following:

	Successor
	September 30, 2010	December 31, 2009
Finished goods	$12,557	$19,474
Semi-finished goods and work-in-process	49,993	42,604
Raw materials	9,379	5,844
Materials in-transit	893	64
Less: inventory reserve	(7,793)	(4,579)

Inventories, net	$65,029	$63,407

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

5. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2010 and December 31, 2009 comprise the following:

	Successor
	September 30, 2010	December 31, 2009
Buildings and related structures	$73,692	$72,076
Machinery and equipment	100,844	71,505
Vehicles and others	5,611	3,043
Equipment under capital lease	11,270	—

	191,417	146,624
Less: accumulated depreciation	(31,264)	(5,388)
accumulated depreciation on equipment under capital lease	(199)	—
Land	15,439	15,101

Property, plant and equipment, net	$175,393	$156,337

6. Intangible Assets

Intangible assets as of September 30, 2010 and December 31, 2009 are as follows:

	Successor
	September 30, 2010	December 31, 2009
Technology	$19,108	$14,942
Customer relationships	27,042	26,448
Intellectual property assets	5,319	4,779
In-process research and development	5,171	9,829
Less: accumulated amortization	(25,140)	(5,840)

Intangible assets, net	$31,500	$50,158

As part of its application of fresh-start reporting, the Company recognized in-process research and development (“IPR&D) of $9,700 thousand. The Company accounted for IPR&D as an indefinite-lived intangible asset until completion or abandonment of the associated research and development (“R&D”) projects. If a project is completed, the carrying amount of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product commenced.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

IPR&D assets are reviewed at least annually for impairment or more frequently if changes in circumstances indicate the asset may be impaired. If a project becomes impaired or abandoned, the carrying amount of the related intangible asset would be written down to its fair value and an impairment charge would be taken in the period in which the impairment occurs. The Company performed its annual impairment test as of September 30, 2010. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. The excess earnings method was applied as a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value. This calculation is highly sensitive to both the estimated future cash flows from each R&D project and the discount rate assumed in these calculations. These components are discussed below:

•	Estimated future cash flows

The key variables that the Company must estimate to determine future cash flows include assumptions for sales volume, selling prices, raw material costs, labor and other employee benefit costs, capital additions and other economic or market-related factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. For example, unanticipated changes in competition, customer sourcing requirements and product maturity would all have a significant impact on these estimates.

•	Discount rate

The Company employs a Weighted Average Cost of Capital (“WACC”) approach to determine the Company’s discount rate for IPR&D impairment testing. The Company’s WACC calculation includes factors such as the risk free rate of return, cost of debt and expected equity premiums. The factors in this calculation are largely external to the Company, and therefore are beyond the Company’s control.

When the carrying amount of any IPR&D project exceeds its estimated fair value on a project by project basis, an impairment charge must be recognized in an amount equal to that excess. Accordingly, the Company recorded an impairment charges for $391 thousand in the third quarter of 2010. Additional impairment charges of $51 thousand were recognized for one abandoned IPR&D in the third quarter of 2010. The Company recognized $1,045 thousand of impairment charges for the nine months ended September 30, 2010, which consists of $391 thousand from IPR&D annual impairment test and $654 thousand from five abandoned IPR&D projects.

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

The option, forward and zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” (“ASC 815”), since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding option, forward and zero cost collar contracts recorded as assets and liabilities as of September 30, 2010 are as follows:

Derivatives designated as hedging instruments under ASC 815:		September 30, 2010
Asset Derivatives:
Options	Other current assets	$6,156
Forwards	Other current assets	$187
Zero cost collars	Other current assets	$552
Zero cost collars	Other non current assets	$561
Liability Derivatives:
Forwards	Other current liabilities	$528

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Gain Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(24)	Net sales	$(230)	Other income (expenses) — Others	$—
Forwards	7,108	Net sales	(2,144)	Other income (expenses) — Others	281
Zero cost collars	1,123	Net sales	—	Other income (expenses) — Others	31

Total	$8,207		$(2,374)		$312

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(1,345)	Net sales	$(413)	Other income (expenses) — Others	$(62)
Forwards	3,027	Net sales	(3,839)	Other income (expenses) — Others	(663)
Zero cost collars	1,123	Net sales	—	Other income (expenses) — Others	31

Total	$2,805		$(4,252)		$(694)

The Company’s option, forward and zero cost collar contracts are subject to termination upon the occurrence of the following events:

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

In addition, the Company is required to deposit cash collateral with Goldman Sachs International Bank, the counterparty to the option, forward and zero cost collar contracts, for any exposure in excess of $5 million.

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and the basis for that measurement:

	Carrying Value September 30, 2010	Fair Value Measurement September 30, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Current derivative assets	$6,895	$6,895	$—	$6,895	$—
Non current derivative assets	561	561	—	561	—
Available-for-sale securities	652	652	652	—	—
Liabilities:
Current derivative liabilities	528	528	—	528	—

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

9. Long-Term Borrowings

Long-term borrowings as of September 30, 2010 and December 31, 2009 are as follows:

	Successor
	September 30, 2010	December 31, 2009
New term loan	$—	$61,750
10.5% senior notes due April 2018	250,000	—
Current portion of long-term borrowings	—	(618)

	250,000	61,132
Discount on 10.5% senior notes due April 2018	(3,186)	—

Long-term borrowings, net of unamortized discount	$246,814	$61,132

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

Long-term borrowings as of December 31, 2009 consisted of Eurodollar loans at an annual interest rate of 6 month LIBOR plus 12% to Avenue Investments, LP, Goldman Sachs Lending Partners LLC and Citicorp North America, Inc. in the principal amount of $42,055 thousand, $12,285 thousand and $7,410 thousand, respectively.

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

10.5% Senior Notes

On April 9, 2010, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, issued $250 million aggregate principal amount of 10.5% senior notes due April 15, 2018 at a price of 98.674%. Interest on the notes accrues at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2010. $250 million of principal amount will be due in full at April 15, 2018. The obligations under the senior notes are fully and unconditionally guaranteed on an unsecured senior basis by the Company and all of its subsidiaries except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited.

Of the $238,372 thousand of net proceeds, which represents $250 million of principal amount net of $3,315 thousand of original issue discount and $8,313 thousand of debt issuance costs, $130,697 thousand was used to make a distribution to the Company’s unitholders and $61,596 thousand was used to repay all outstanding borrowings under the new term loan. The remaining proceeds of $46,079 thousand were retained to fund working capital and for general corporate purposes.

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

These covenants are subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the notes are rated investment grade at any time.

As of September 30, 2010, the Company is compliant with all of its covenant requirements in the indenture governing the senior notes.

Of the $250 million aggregate principal amount, funds affiliated with Avenue Capital Management II, L.P. purchased $35 million principal amount.

In connection with the issuance of the senior notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2010 to 2018. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $170 and $323 thousand for the three and nine months ended September 30, 2010. The remaining capitalized costs as of September 30, 2010 were $7,990 thousand.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

10. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. (Korea). Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2010, 98.5% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

		Successor		Predecessor
		Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
		September 30, 2010		September 27, 2009
Beginning balance		$77,538	$73,646	$62,612	$63,147
Provisions		5,743	15,123	4,094	7,831
Severance payments		(1,947)	(4,707)	(877)	(4,085)
Translation adjustments		4,802	2,074	4,836	3,772

		86,136	86,136	70,665	70,665

Less:	Cumulative contributions to the National Pension Fund	(487)	(487)	(529)	(529)
	Group Severance insurance plan	(706)	(706)	(675)	(675)

Accrued severance benefits, net		$84,943	$84,943	$69,461	$69,461

The severance benefits are funded approximately 1.39% and 1.70% as of September 30, 2010 and September 27, 2009, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2010	$34
2011	—
2012	148
2013	—
2014	300
2015	338
2016 – 2020	11,379

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

11. Redeemable Convertible Preferred Units

Predecessor Company

Changes in Series B units for each period are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009		September 27, 2009
	Units	Amount	Units	Amount
Beginning of period	93,997	$148,986	93,997	$142,669
Accrual of preferred dividends	—	—	—	6,317

End of period	93,997	$148,986	93,997	$148,986

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

The results of operations of the Company’s discontinued Imaging Solutions business consist of the following:

	Predecessor
	Three Months Ended	Nine Months Ended
	September 27, 2009
Net sales	$299	$2,553
Cost of sales	70	3,447
Selling, general and administrative expenses	(7,578)	(6,950)
Restructuring and impairment charges	(1,109)	(1,109)

Income from discontinued operations, net of taxes	$8,916	$7,165

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

13. Restructuring and Impairment Charges

Successor Company

2010 Restructuring and Impairment Charges

The Company recognized $442 thousand of impairment charges for the three months ended September 30, 2010, which consists of $391 thousand from IPR&D annual impairment test performed on September 30, 2010 and $51 thousand from one abandoned IPR&D project. The Company recognized $1,045 thousand of impairment charges for the nine months ended September 30, 2010, which consists of $391 thousand from IPR&D annual impairment test and $654 thousand from five abandoned IPR&D projects.

Predecessor Company

2009 Restructuring and Impairment Charges

On March 31, 2009, the Company announced the closure of the Tokyo office of its subsidiary, MagnaChip Semiconductor Inc. (Japan). In connection with this closure, the Company recognized $439 thousand of restructuring charges, which consisted of one-time termination benefits and other related costs under ASC 420, “Exit or Disposal Cost Obligations,” (“ASC 420”), for the nine months ended September 27, 2009. There was no remaining accrual as of September 27, 2009.

14. Uncertainty in Income Taxes

The Company’s subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for the applicable statute of limitations since the beginning of its operation as an independent company in October 2004.

As of September 30, 2010 and December 31, 2009, the Company recorded $891 thousand and $1,997 thousand of liabilities for unrecognized tax benefits, respectively. For the nine months ended September 30, 2010, the Company reversed $1,640 thousand of liabilities due to the lapse of the applicable statute of limitations and recorded this gain as reduction of income tax expenses in the accompanying statement of operations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $4 thousand and $68 thousand of interest and penalties as income tax expenses for the three and nine months ended September 30, 2010, respectively. And the Company also recognized $47 thousand and $194 thousand of interest and penalties as income tax expenses for the three and nine months ended September 27, 2009, respectively. Total interest and penalties accrued as of September 30, 2010 and December 31, 2009 were $198 thousand and $946 thousand, respectively.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

15. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Three Months Ended
	Successor	Predecessor
	September 30, 2010	September 27, 2009
Net Sales
Display Solutions	$77,989	$75,588
Semiconductor Manufacturing Services	113,171	76,354
Power Solutions	17,801	3,812
All other	487	873

Total segment net sales	$209,448	$156,627

Gross Profit
Display Solutions	$22,732	$20,740
Semiconductor Manufacturing Services	44,396	28,975
Power Solutions	1,700	1,574
All other	487	873

Total segment gross profit	$69,315	$52,162

	Nine Months Ended
	Successor	Predecessor
	September 30, 2010	September 27, 2009
Net Sales
Display Solutions	$235,303	$209,395
Semiconductor Manufacturing Services	307,936	179,454
Power Solutions	38,875	6,430
All other	1,519	2,500

Total segment net sales	$583,633	$397,779

Gross Profit
Display Solutions	$59,285	$56,849
Semiconductor Manufacturing Services	116,692	60,968
Power Solutions	5,711	1,075
All other	1,519	2,500

Total segment gross profit	$183,207	$121,392

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	Successor	Predecessor
	September 30, 2010	September 27, 2009
Korea	$98,614	$83,494
Asia Pacific	62,279	40,359
Japan	18,885	11,363
North America	24,719	19,637
Europe	4,040	1,774
Africa	911	—

Total	$209,448	$156,627

	Nine Months Ended
	Successor	Predecessor
	September 30, 2010	September 27, 2009
Korea	$297,584	$218,101
Asia Pacific	163,440	105,647
Japan	41,876	28,132
North America	68,785	39,345
Europe	10,819	6,554
Africa	1,129	—

Total	$583,633	$397,779

Net sales from the Company’s top ten largest customers accounted for 62.9% and 67.8% for the three months ended September 30, 2010 and September 27, 2009, respectively, and 63.8% and 69.2% for the nine months ended September 30, 2010 and September 27, 2009, respectively.

The Company recorded $28,976 thousand and $36,951 thousand of sales to one customer within its Display Solutions segment, which represents greater than 10% of net sales, for the three months ended September 30, 2010 and September 27, 2009, respectively, and $99,869 thousand and $110,913 thousand for the nine months ended September 30, 2010 and September 27, 2009, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of September 30, 2010.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

16. Commitments and Contingencies

On August 31, 2010, the Company’s Korean subsidiary (the “lessee”) entered into a lease agreement with MMT First Company Limited (the “lessor”) for the use of semiconductor equipment. The lease term is two years, and the ownership of the equipment will be transferred to the lessee upon expiration of the lease term and therefore the lease agreement is accounted for as a capital lease. Future minimum payments under the capital lease as of September 30, 2010 were as follows:

Payable during	Capital Lease
Remainder of 2010	$1,489
2011	5,954
2012	2,977

Total future minimum lease payments	10,420
Less: Amount representing interest (a)	(928)

Present value of net minimum lease payments	9,492
Less: Current portion of capital lease obligations	(5,222)

Long-term obligations under capital lease	$4,270

(a)	The lessor’s implicit rate at lease inception was applied.

Samsung Fiber Optics has made a claim against the Company for the infringement of certain patent rights of Caltech in relation to imaging sensor products provided by the Company to Samsung Fiber Optics. The Company believes it is probable that the pending claim will have an unfavorable outcome and further believes the associated loss can be reasonably estimated according to ASC 450 “Contingencies” (“ASC 450”). The Company recorded $718 thousand of estimated liabilities as of September 30, 2010 and December 31, 2009 in accrued expenses in the accompanying balance sheets, as the Company believes its accrual is its best estimate if the final outcome is unfavorable. Estimation was based on the most recent communication with Samsung Fiber Optics. Accordingly, the Company cannot provide assurance that the estimated liabilities will be realized, and actual results could vary materially.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

17. Earnings per Unit

The following table illustrates the computation of basic and diluted earnings per common unit:

	Three Months Ended
	Successor	Predecessor
	September 30, 2010	September 27, 2009
Income from continuing operations	$61,495	$53,521
Income from discontinued operations, net of taxes	—	8,916

Net income	61,495	62,437

Income from continuing operations attributable to common units	$61,495	$53,521

Net income attributable to common units	$61,495	$62,437

Weighted average common units outstanding-basic	302,558,556	52,923,483
Weighted average common units outstanding-diluted	313,604,679	52,923,483

Basic and diluted earnings per unit from continuing operations	$0.20	$1.01

Basic and diluted earnings per unit from discontinued operations	$—	$0.17

Basic and diluted earnings per unit	$0.20	$1.18

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

	Nine Months Ended
	Successor	Predecessor
	September 30, 2010	September 27, 2009
Income from continuing operations	$61,849	$13,192
Income from discontinued operations, net of taxes	—	7,165

Net income	61,849	20,357
Dividends accrued on preferred unitholders	—	(6,317)

Income from continuing operations attributable to common units	$61,849	$6,875

Net income attributable to common units	$61,849	$14,040

Weighted average common units outstanding-basic	302,520,644	52,923,483

Weighted average common units outstanding-diluted	312,905,596	52,923,483

Basic and diluted earnings per unit from continuing operations	$0.20	$0.13

Basic and diluted earnings per unit from discontinued operations	$—	$0.14

Basic and diluted earnings per unit	$0.20	$0.27

The following outstanding unit options and warrants were excluded from the computation of diluted earnings per unit of Successor Company, as they have an anti-dilutive effect. The following outstanding redeemable convertible preferred units and unit options were excluded from the computation of diluted earnings per unit of Predecessor Company as they were out of money position considering the Reorganization Proceedings of Predecessor Company:

	Three and Nine Months Ended
	Successor	Predecessor
	September 30, 2010	September 27, 2009
Redeemable convertible preferred units	—	93,997
Options	914,000	3,826,788
Warrants	15,000,000	—

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

18. Subsequent Events

On August 4, 2010, the Company filed a registration statement on Form S-4 that set forth the terms and conditions under which the Company offered to exchange up to $215 million aggregate principal amount of 10.5% Senior Notes due 2018, which have been registered under the Securities Act (the “new notes”), for an equal principal amount of outstanding unregistered 10.5% Senior Notes due 2018, which the Company issued on April 9, 2010 (the “old notes”). The terms of the new notes are substantially identical to the terms of the old notes (including principal amount, interest rate, maturity and redemption rights), except that the new notes are registered under the Securities Act and will bear a separate CUSIP number, and the transfer restrictions, registration rights and related special interest terms applicable to the old notes will not apply to the new notes. The new notes will evidence the same indebtedness as the old notes which they will replace, and both the old notes and the new notes are governed by the same indenture. The Form S-4 (as amended) went effective, and the exchange began, on October 15, 2010.

On August 4, 2010, the Company filed a registration statement on Form S-1 under which the Company registered for resale up to $35 million aggregate principal amount of 10.5% Senior Notes due 2018 owned by funds affiliated with Avenue Capital Management II, L.P. The Form S-1 (as amended) went effective on October 15, 2010.

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

Below are condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, condensed consolidating statements of operations for the three months and nine months ended September 30, 2010 and September 27, 2009 and condensed consolidating statement of cash flows for the nine months ended September 30, 2010 and September 27, 2009 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor LLC, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Balance Sheet

September 30, 2010

(Successor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$69	$46,576	$106,152	$8,632	$—	$161,429
Accounts receivable, net	—	—	177,051	58,955	(99,061)	136,945
Inventories, net	—	—	65,017	170	(158)	65,029
Other receivables	710	718	19,648	3,063	(19,663)	4,476
Prepaid expenses	87	3	13,085	97	(2,897)	10,375
Short-term intercompany loan	—	95,000	—	95,000	(190,000)	—
Other current assets	6,712	120,151	8,396	111,531	(229,463)	17,327

Total current assets	7,578	262,448	389,349	277,448	(541,242)	395,581

Property, plant and equipment, net	—	—	175,013	380	—	175,393
Intangible assets, net	—	—	30,927	573	—	31,500
Long-term prepaid expenses	—	—	19,551	—	(9,866)	9,685
Investment in subsidiaries	(549,639)	(651,906)	—	(484,023)	1,685,568	—
Long-term intercompany loan	697,125	797,160	—	621,000	(2,115,285)	—
Other non-current assets	—	7,989	6,861	7,285	—	22,135

Total Assets	$155,064	$415,691	$621,701	$422,663	$(980,825)	$634,294

Liabilities and Unitholders’ Equity
Current liabilities
Accounts payable	$—	$—	$130,401	$40,564	$(99,007)	$71,958
Other accounts payable	7,848	8,066	14,392	2,344	(19,663)	12,987
Accrued expenses	111	12,711	142,509	122,198	(229,517)	48,012
Short-term intercompany borrowings	—	—	95,000	95,000	(190,000)	—
Current portion of capital lease obligations	—	—	5,222	—	—	5,222
Other current liabilities	—	—	3,962	4,170	(2,897)	5,235

Total current liabilities	7,959	20,777	391,486	264,276	(541,084)	143,414

Long-term borrowings	—	943,939	621,000	797,160	(2,115,285)	246,814
Long-term obligations under capital lease	—	—	4,270	—	—	4,270
Accrued severance benefits, net	—	—	83,727	1,216	—	84,943
Other non-current liabilities	—	(1)	5,181	12,434	(9,866)	7,748

Total liabilities	7,959	964,715	1,105,664	1,075,086	(2,666,235)	487,189

Commitments and contingencies
Unitholders’ equity
Common units	55,453	136,229	39,005	51,976	(227,210)	55,453
Additional paid-in capital	39,887	(734,543)	(537,976)	(732,808)	2,005,327	39,887
Retained earnings	59,886	57,410	25,488	36,553	(119,451)	59,886
Accumulated other comprehensive income	(8,121)	(8,120)	(10,480)	(8,144)	26,744	(8,121)

Total unitholders’ equity	147,105	(549,024)	(483,963)	(652,423)	1,685,410	147,105

Total liabilities and unitholders’ equity	$155,064	$415,691	$621,701	$422,663	$(980,825)	$634,294

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

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2010

(Successor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$209,580	$7,416	$(7,548)	$209,448
Cost of sales	—	—	140,126	1,116	(1,109)	140,133

Gross profit	—	—	69,454	6,300	(6,439)	69,315

Selling, general and administrative expenses	140	373	16,293	2,795	(3,399)	16,202
Research and development expenses	—	—	24,023	2,138	(3,042)	23,119
Restructuring and impairment charges	—	—	442	—	—	442

Operating income (loss)	(140)	(373)	28,696	1,367	2	29,552

Other income (expense)	—	29,393	26,565	(21,558)	—	34,400

Income (loss) before income taxes, equity in earnings of related equity investment	(140)	29,020	55,261	(20,191)	2	63,952

Income tax expenses	—	—	—	2,457	—	2,457

Income (loss) before equity in earnings of related investment	(140)	29,020	55,261	(22,648)	2	61,495

Earnings of related investment	61,635	32,494	—	55,263	(149,392)	—

Net Income	$61,495	$61,514	$55,261	$32,615	$(149,390)	$61,495

Net Income attributable to common units	$61,495	$61,514	$55,261	$32,615	$(149,390)	$61,495

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2010

(Successor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$579,239	$26,021	$(21,627)	$583,633
Cost of sales	—	—	396,808	8,033	(4,415)	400,426

Gross profit	—	—	182,431	17,988	(17,212)	183,207

Selling, general and administrative expenses	1,318	898	49,148	7,549	(8,839)	50,074
Research and development expenses	—	—	66,880	6,420	(9,107)	64,193
Restructuring and impairment charges	—	—	1,045	—	—	1,045

Operating income (loss)	(1,318)	(898)	65,358	4,019	734	67,895

Other income (expense)	3,734	21,276	(30,181)	3,306	—	(1,865)

Income before income taxes, equity in earnings of related equity investment	2,416	20,378	35,177	7,325	734	66,030

Income tax expenses (benefits)	—	—	(1,947)	6,128	—	4,181

Income before equity in earnings of related investment	2,416	20,378	37,124	1,197	734	61,849

Earnings of related investment	59,433	38,903	—	37,412	(135,748)	—

Net income	$61,849	$59,281	$37,124	$38,609	$(135,014)	$61,849

Net income attributable to common units	$61,849	$59,281	$37,124	$38,609	$(135,014)	$61,849

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the three months ended September 27, 2009

(Predecessor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$151,181	$50,308	$(44,862)	$156,627
Cost of sales	—	—	103,726	41,733	(40,994)	104,465

Gross profit	—	—	47,455	8,575	(3,868)	52,162

Selling, general and administrative expenses	81	23	15,783	2,521	(1,233)	17,175
Research and development expenses	—	—	18,284	2,878	(3,458)	17,704

Operating income (loss)	(81)	(23)	13,388	3,176	823	17,283

Other income (expense)	(1,012)	22,147	29,383	(11,846)	—	38,672

Income (loss) before income taxes, equity in earnings of related equity investment	(1,093)	22,124	42,771	(8,670)	823	55,955

Income tax expenses	—	—	36	2,398	—	2,434

Income (loss) before equity in earnings of related investment	(1,093)	22,124	42,735	(11,068)	823	53,521

Earnings of related investment	63,530	43,434	—	53,421	(160,385)	—

Income from continuing operations	62,437	65,558	42,735	42,353	(159,562)	53,521

Income (loss) from discontinued operation, net of tax	—	—	10,709	(1,611)	(182)	8,916

Net income	$62,437	$65,558	$53,444	$40,742	$(159,744)	$62,437

Income from continuing operations attributable to common units	$62,437	$65,558	$42,735	$42,353	$(159,562)	$53,521

Net income attributable to common units	$62,437	$65,558	$53,444	$40,742	$(159,744)	$62,437

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Operations

For the nine months ended September 27, 2009

(Predecessor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$384,826	$142,016	$(129,063)	$397,779
Cost of sales	—	—	274,785	117,879	(116,277)	276,387

Gross profit	—	—	110,041	24,137	(12,786)	121,392

Selling, general and administrative expenses	2,742	64	42,485	9,131	(3,611)	50,811
Research and development expenses	—	—	51,622	8,787	(9,477)	50,932
Restructuring and impairment charges	—	—	—	439	—	439

Operating income (loss)	(2,742)	(64)	15,934	5,780	302	19,210

Other income (expense)	(1,012)	24,632	(13,646)	(8,553)	—	1,421

Income (loss) before income taxes, equity in earnings of related equity investment	(3,754)	24,568	2,288	(2,773)	302	20,631

Income tax expenses	—	—	88	7,351	—	7,439

Income (loss) before equity in earnings of related investment	(3,754)	24,568	2,200	(10,124)	302	13,192

Earnings of related investment	24,111	1,343	—	11,163	(36,617)	—

Income from continuing operation	20,357	25,911	2,200	1,039	(36,315)	13,192

Income (loss) from discontinued operation, net of taxes	—	—	9,093	(1,566)	(362)	7,165

Net income (loss)	$20,357	$25,911	$11,293	$(527)	$(36,677)	$20,357

Dividends accrued on preferred units	6,317	—	—	—	—	6,317

Income from continuing operations attributable to common units	$14,040	$25,911	$2,200	$1,039	$(36,315)	$6,875

Net income (loss) attributable to common units	$14,040	$25,911	$11,293	$(527)	$(36,677)	$14,040

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2010

(Successor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$61,849	$59,281	$37,124	$38,609	$(135,014)	$61,849
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	44,120	212	—	44,332
Provision for severance benefits	—	—	14,889	234	—	15,123
Amortization of debt issuance costs and original issue discount.	—	687	—	—	—	687
Loss (gain) on foreign currency translation, net	—	9,195	(17,754)	(8,145)	—	(16,704)
Loss (gain) on disposal of property, plant and equipment, net	—	—	(8)	1	—	(7)
Loss on disposal of intangible assets, net	—	—	9	—	—	9
Restructuring and impairment charges	—	—	1,045	—	—	1,045
Unit-based compensation	484	—	3,068	520	—	4,072
Cash used for reorganization items	—	—	51	1,522	—	1,573
Earnings of related investment	(59,433)	(38,903)	—	(37,412)	135,748	—
Other	13	(14)	1,048	(96)	—	951
Changes in operating assets and liabilities
Accounts receivable, net	—	—	(53,706)	8,013	(16,078)	(61,771)
Inventories, net	—	—	(3,342)	4,296	(761)	193
Other receivables	—	—	(12,785)	566	10,990	(1,229)
Deferred tax assets	—	—	—	1,133	—	1,133
Accounts payable	—	—	21,323	(26,979)	16,056	10,400
Other accounts payable	7,371	2,515	8,248	(812)	(10,990)	6,332
Accrued expenses	11	11,577	50,141	47,228	(86,863)	22,094
Long term other payable	—	—	—	413	(2,019)	(1,606)
Other current assets	(6,618)	(47,455)	5,067	(38,101)	86,886	(221)
Other current liabilities	—	—	341	175	—	516
Payment of severance benefits	—	—	(4,520)	(187)	—	(4,707)
Other	—	—	1,888	(2,752)	—	(864)

Net cash provided by (used in) operating activities before reorganization items	3,677	(3,117)	96,247	(11,562)	(2,045)	83,200

Cash used for reorganization items	—	—	(51)	(1,522)	—	(1,573)

Net cash provided by (used in) operating activities	3,677	(3,117)	96,196	(13,084)	(2,045)	81,627

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	8	2	—	10
Purchases of plant, property and equipment	—	—	(29,702)	(37)	—	(29,739)
Payment for intellectual property registration	—	—	(437)	—	—	(437)
Decrease in short-term financial instruments	—	—	—	329	—	329
Decrease in guarantee deposits	—	—	219	792	—	1,011
Collection of long-term intercompany loans	126,953	—	—	—	(126,953)	—
Other	—	—	(725)	(82)	—	(807)

Net cash provided by (used in) investing activities	126,953	—	(30,637)	1,004	(126,953)	(29,633)

Cash flow from financing activities
Proceeds from issuance of senior notes	—	246,685	—	—	—	246,685
Debt issuance costs paid	—	(8,313)	—	—	—	(8,313)
Repayment of long-term borrowings	—	(188,703)	—	—	126,953	(61,750)
Repayment of obligations under capital lease	—	—	(1,812)	—	—	(1,812)
Distribution to unitholders	(130,697)	—	—	—	—	(130,697)

Net cash provided by (used in) financing activities	(130,697)	49,669	(1,812)	—	126,953	44,113

Effect of exchanges rate on cash and cash equivalents	—	—	(3,038)	1,390	2,045	397

Net increase (decrease) in cash and cash equivalents	(67)	46,552	60,709	(10,690)	—	96,504

Cash and cash equivalents
Beginning of the period	136	24	45,443	19,322	—	64,925

End of the period	$69	$46,576	$106,152	$8,632	$—	$161,429

MagnaChip Semiconductor LLC and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except unit data)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 27, 2009

(Predecessor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income (loss)	$20,357	$25,911	$11,293	$(527)	$(36,677)	$20,357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	32,815	1,793	—	34,608
Provision for severance benefits	—	—	7,556	275	—	7,831
Amortization of debt issuance costs	—	621	135	—	—	756
Loss (gain) on foreign currency translation, net	—	(9,427)	(35,695)	8,940	—	(36,182)
Loss (gain) on disposal of property, plant and equipment	—	—	(244)	328	—	84
Loss on disposal of intangible assets, net	—	—	(9,223)	84	—	(9,139)
Unit-based compensation	—	—	197	22	—	219
Cash used for reorganization items	—	—	—	2	—	2
Noncash reorganization items	1,012	—	1,021	2,440	—	4,473
Earnings of related investment	(24,111)	(1,343)	—	(11,163)	36,617	—
Other	—	1	1,406	590	—	1,997
Changes in operating assets and liabilities
Accounts receivable, net	—	—	(31,320)	(11,709)	25,068	(17,961)
Inventories, net	—	—	(2,781)	877	26	(1,878)
Other receivables	—	—	(782)	3,261	(2,934)	(455)
Deferred tax assets	—	—	—	1,869	5	1,874
Accounts payable	—	—	24,260	7,494	(25,068)	6,686
Other accounts payable	2,767	—	(17,433)	198	2,934	(11,534)
Accrued expenses	(41)	23,636	40,763	38,100	(74,908)	27,550
Long term other payable	—	—	77	454	(77)	454
Other current assets	(200)	(39,327)	9,923	(36,776)	71,253	4,873
Other current liabilities	—	(95)	748	(4,236)	3,643	60
Payment of severance benefits	—	—	(3,776)	(309)	—	(4,085)
Other	—	—	856	1,037	(2,369)	(476)

Net cash provided by (used in) operating activities before reorganization items	(216)	(23)	29,796	3,044	(2,487)	30,114

Cash used for reorganization items	—	—	—	(2)	—	(2)

Net cash provided by (used in) operating activities	(216)	(23)	29,796	3,042	(2,487)	30,112

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	264	298	(263)	299
Proceeds from disposal of intangible assets	—	—	9,282	1	—	9,283
Purchases of plant, property and equipment	—	—	(7,507)	(20)	257	(7,270)
Payment for intellectual property registration	—	—	(317)	—	—	(317)
Increase in restricted cash	—	—	(34,067)	—	—	(34,067)
Increase in short-term financial instruments	—	—	—	(326)	—	(326)
Decrease in guarantee deposits	—	—	564	68	—	632
Other	—	—	(85)	1,823	(1,763)	(25)

Net cash provided by (used in) investing activities	—	—	(31,866)	1,844	(1,769)	(31,791)

Cash flow from financing activities
Repayment of long-term borrowings	—	—	—	(1,763)	1,763	—

Net cash used in financing activities	—	—	—	(1,763)	1,763	—

Effect of exchanges rate on cash and cash equivalents	—	—	3,577	(3,023)	2,493	3,047

Net increase (decrease) in cash and cash equivalents	(216)	(23)	1,507	100	—	1,368

Cash and cash equivalents
Beginning of the period	216	56	205	3,560	—	4,037

End of the period	$—	$33	$1,712	$3,660	$—	$5,405

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 2,675 novel registered patents and 875 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Controls and Procedures

In connection with the audits of our consolidated financial statements for the ten-month period ended October 25, 2009 and two-month period ended December 31, 2009, our independent registered public accounting firm has reported two control deficiencies which represent a material weakness in our internal control over financial reporting. The two control deficiencies that our independent registered public accounting firm reported to our board of directors (as we then did not have a separate audit committee), are that we do not have a sufficient number of financial personnel with requisite financial accounting experience, and that our internal controls over non-routine transactions are not effective to ensure that accounting considerations are identified and appropriately recorded. We have identified and are taking steps intended to remediate this material weakness. See “Item 4. Controls and Procedures—Management Remediation Initiatives”.

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

In implementing fresh-start accounting, we re-measured our asset values and stated all liabilities, other than deferred taxes and severance benefits, at fair value. Our reorganization value was determined based on consideration of numerous factors and various valuation methodologies, including discounted cash flows, believed by management and our financial advisors to be representative of our business and industry. In addition, under fresh-start accounting, accumulated deficit and accumulated other comprehensive income were eliminated.

Under fresh-start accounting, our inventory, net, and intangible assets, net, increased by $17.9 million and $28.3 million, respectively, and property, plant and equipment decreased by $13.9 million, in each case to reflect the estimated fair value as of our emergence from our reorganization proceedings. As a result, our cost of sales for the two-month period ended December 31, 2009 included $17.2 million of additional costs from the inventory step-up. The increase in intangible assets results in higher amortization expenses following our emergence from our reorganization proceedings which are included in cost of sales, selling general and administrative expenses and research and development expenses. The decrease in property, plant and equipment results in lower depreciation expenses, which are included in cost of sales, selling general and administrative expenses and research and development expenses following our emergence from our reorganization proceedings.

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

On April 9, 2010, we completed the sale of $250 million in aggregate principal amount of 10.500% senior notes due 2018. Of the $238.4 million of net proceeds, $130.7 million was used to make a distribution to our unitholders and $61.6 million was used to repay all outstanding borrowings under our term loan. The remaining proceeds of $46.1 million were retained to fund working capital and for general corporate purposes. As a result of the higher level of indebtedness from our senior note offering, our interest expense will increase above that which was reported for the nine months ended September 30, 2010 to approximately $20.8 million per nine months period.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 40.3% and 52.6% of our net sales for the nine months ended September 30, 2010 and September 27, 2009, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 6.7% and 1.6% of our net sales for nine months ended September 30, 2010 and September 27, 2009, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 200 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 52.8% and 45.1% of our net sales for the nine months ended September 30, 2010 and September 27, 2009, respectively.

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

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2010 and September 27, 2009, we sold products to over 420 and 170 customers, respectively, and our net sales to our ten largest customers represented 64% and 69% of our net sales. The increase in number of customers is due to the continuing growth of our Power Solutions business. We have a combined production capacity of over 131,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2010, approximately 98% of our employees were eligible for severance benefits. We have in the past implemented temporary reductions in salaries to manage through downturns in the industry. We expect to and have reversed such temporary reductions when business conditions improve.

Depreciation Expense. We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. At September 30, 2010, we depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to five years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying values of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.

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

Research and Development. The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring engineering charges related to product design. Additionally, we develop base-line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses are for process development that serves as a common technology platform for all of our product segments. Consequently, we do not allocate these expenses to individual segments. Although our research and development expenses declined significantly from 2008 to 2009, the expenses increased in the nine months ended September 30, 2010 and we expect the expenses to increase in future periods and to remain a relatively constant percentage of our net sales as we continue to increase our investments in research and development to develop additional products and expand our business.

Restructuring and Impairment Charges. We evaluate the recoverability of certain long-lived assets and in-process research and development assets on a periodic basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In our efforts to improve our overall profitability in future periods, we have closed or otherwise impaired, and may in the future close or impair, facilities that are underutilized and that are no longer aligned with our long-term business goals. For example, in 2007 we closed our five-inch fabrication facilities in Gumi, Korea and in 2008 we discontinued our Imaging Solutions business segment.

Interest Expense, Net. Our interest expense was incurred under the Predecessor Company’s senior secured credit facility, the Predecessor Company’s second priority senior secured notes and senior subordinated notes and the Successor Company’s new term loan and senior notes. Our new term loan bore interest at six-month LIBOR plus 12%, and was minimally offset by interest income on cash balances. In April 2010, we repaid our new term loan with a portion of the proceeds from our sale of $250 million in aggregate principal amount of 10.5% senior notes due 2018. As a result of our reorganization, we expect that our interest expense will decrease in amount and as a percentage of net sales relative to historical periods. However, as a result of our senior notes offering, our interest expense will increase above that which was reported for the nine months ended September 30, 2010 to approximately $20.8 million per nine months period.

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

For periods ended on or prior to October 25, 2009, we converted our non-U.S. revenues and expenses into U.S. dollars based on cumulative average exchange rates over the periods presented. Beginning on October 25, 2009, we convert our non-U.S. revenues and expenses into U.S. dollars based on monthly average exchange rates. The following table provides the cumulative average exchange rates that we used to convert Korean won into U.S. dollars for nine months ended September 27, 2009, as well as the monthly average exchange rates used for the nine months ended September 30, 2010:

Period	Rate
Nine months period ended September 27, 2009	1,315:1
Nine months period ended September 30, 2010
January 2010	1,139:1
February 2010	1,157:1
March 2010	1,138:1
April 2010	1,117:1
May 2010	1,163:1
June 2010	1,212:1
July 2010	1,207:1
August 2010	1,180:1
September 2010	1,167:1

As a result of the appreciation of the Korean won against the U.S. dollar from the nine months ended September 27, 2009 to the nine months ended September 30, 2010, foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income from continuing operations for the current year period. In order to provide more detailed information regarding the impact of foreign currency fluctuations on our results of operations, in our discussion of period to period comparisons under the heading “Results of Operations,” we have included information regarding the impact of nine months period-to-nine months period and quarter-to-quarter change in the Korean won/U.S. dollar exchange rate. The information, which is described below as the impact of the depreciation or appreciation of the Korean won against the U.S. dollar, measures the impact in the change in applicable monthly average exchange rate for the most recent period discussed as compared to the applicable cumulative average exchange rate during the prior period. For net sales that were originally denominated in Korean won, we have compared the applicable cumulative average exchange rate in effect for the prior period against the applicable monthly average exchange rate for the period in which the sale took place on a transaction-by-transaction basis. For cost of sales and other expenses, we have compared the applicable cumulative average exchange rate during the prior period to the applicable monthly average exchange rate during the current period and applied that to the amount of our aggregate cost of sales and other expenses for the period that were originally denominated in Korean won. A substantial portion of the net sales recorded at our Korean subsidiary are in U.S. dollars and are converted into Korean won for reporting purposes at the subsidiary level. Although this approach does not reflect the fluctuations of the currency exchange rates for every transaction on a day-to-day basis, we believe that it provides a useful indication of the magnitude of the exchange rate impact for the periods presented.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. For example, in January 2010 and May 2010 our Korean subsidiary entered into foreign currency option and forward contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. The January 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during each month of 2010 commencing February 2010 to our counterparty, in each case, in exchange for Korean won at specified exchange rates. The May 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of January 2011 through June 2011 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. In August 2010 our Korean subsidiary additionally entered into zero cost collar contracts for the same purpose with the above hedge contracts. The August 2010 zero cost collar contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of July 2011 through December 2011 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. Obligations under these foreign currency option and forward contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option and forward contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total qualified and unrestricted cash and cash equivalents is less than $30 million at the end of a fiscal quarter. For further information regarding the derivative financial instruments, see note 7 to our unaudited interim consolidated financial statements for the nine months ended September 30, 2010.

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

Results of Operations – Comparison of Three Months Ended September 30, 2010 and September 27, 2009

The following table sets forth consolidated results of operations for the three months ended September 30, 2010 and September 27, 2009:

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2010		Three Months Ended September 27, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$209.4	100.0%	$156.6	100.0%	$52.8
Cost of sales	140.1	66.9	104.5	66.7	35.7

Gross profit	69.3	33.1	52.2	33.3	17.2

Selling, general and administrative expenses	16.2	7.7	17.2	11.0	(1.0)
Research and development expenses	23.1	11.0	17.7	11.3	5.4
Restructuring and impairment charges	0.4	0.2	—	—	0.4

Operating income from continuing operations	29.6	14.1	17.3	11.0	12.3

Interest expense, net	(7.3)	(3.5)	(2.6)	(1.7)	(4.7)
Foreign currency gain, net	41.4	19.8	45.4	29.0	(4.0)
Reorganization items, net	—	—	(4.1)	(2.6)	4.1
Others	0.3	0.1	—	—	0.3

	34.4	16.4	38.7	24.7	(4.3)

Income from continuing operations before income taxes	64.0	30.5	56.0	35.7	8.0
Income tax expenses	2.5	1.2	2.4	1.6	—

Income from continuing operations	61.5	29.4	53.5	34.2	8.0

Income from discontinued operations, net of taxes	—	—	8.9	5.7	(8.9)

Net income	$61.5	29.4%	$62.4	39.9%	$(0.9)

Net Sales

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2010		Three Months Ended September 27, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$78.0	37.2%	$75.6	48.3%	$2.4
Power Solutions	17.8	8.5	3.8	2.4	14.0
Semiconductor Manufacturing Services	113.2	54.0	76.4	48.7	36.8
All other	0.5	0.2	0.9	0.6	(0.4)

	$209.4	100.0%	$156.6	100.0%	$52.8

Net sales were $209.4 million for the three months ended September 30, 2010, a $52.8 million, or 33.7%, increase, compared to $156.6 million for the three months ended September 27, 2009. This increase was primarily due to increases in our product sales volume driven by overall business recovery in the market, an improved product mix and a $3.3 million favorable impact resulting from the appreciation of the Korean won against the U.S. dollar, which were partially offset by a decrease in average selling prices.

Display Solutions. Net sales from our Display Solutions segment were $78.0 million for the three months ended September 30, 2010, a $2.4 million, or 3.2%, increase from $75.6 million for the three months ended September 27, 2009. The increase was primarily due to a 16.4% increase in sales volume. Sales volume increased as the consumer electronics industry began to recover from the economic slowdown and demand and shipments for certain consumer electronics products such as digital televisions, PCs and smart phones increased. This increase was partially offset by a 12.6% decrease in average selling prices, which was primarily from display driver products for LCD televisions, PC monitors and mobile devices.

Power Solutions. Net sales from our Power Solutions segment were $17.8 million for the three months ended September 30, 2010, a $14.0 million, or 367.0%, increase from $3.8 million for the three months ended September 27, 2009. The increase was primarily due to a 138.7% increase in sales volume and a 95.6% increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $113.2 million for the three months ended September 30, 2010, a $36.8 million, or 48.2%, increase compared to net sales of $76.4 million for the three months ended September 27, 2009. This increase was primarily due to a 46.5% increase in sales volume and 1.1% increase in average selling prices of eight-inch equivalent wafers driven by an improved product mix and an increased market demand for such products.

All Other. Net sales from All other were $0.5 million for the three months ended September 30, 2010, $0.4 million, or 44.2%, decrease compared to $0.9 million for the three months ended September 27, 2009. This decrease resulted from lower rental income due to the relocation of one lessee of our building.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2010 and September 27, 2009:

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2010		Three Months Ended September 27, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$98.6	47.1%	$83.5	53.3%	$15.1
Asia Pacific	62.3	29.7	40.4	25.8	21.9
Japan	18.9	9.0	11.4	7.3	7.5
North America	24.7	11.8	19.6	12.5	5.1
Europe	4.0	1.9	1.8	1.1	2.3
Africa	0.9	0.4	—	—	0.9

	$209.4	100.0%	$156.6	100.0%	$52.8

Net sales in Korea and Asia Pacific for the three months ended September 30, 2010 increased compared to the three month ended September 27, 2009, primarily due to the overall business recovery in the market and increased demand for Semiconductor Manufacturing Services and Power Solution product.

Gross Profit

	Successor Company		Predecessor Company
	Three Months Ended September 30, 2010		Three Months Ended September 27, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$22.7	29.1%	$20.7	27.4%	$2.0
Power Solutions	1.7	9.6	1.6	41.3	0.1
Semiconductor Manufacturing Services	44.4	39.2	29.0	37.9	15.4
All other	0.5	100.0	0.9	100.0	(0.4)

	$69.3	33.1%	$52.2	33.3%	$17.2

Total gross profit was $69.3 million for the three months ended September 30, 2010 as compared to $52.2 million for the three months ended September 27, 2009, a $17.2 million, or 32.9%, increase. Gross profit as a percentage of net sales for the three months ended September 30, 2010 was 33.1%, a decrease of 0.2% from 33.3% for the three months ended September 27, 2009. This increase in gross margin was primarily attributable to increased sales volume, partially offset by lower average selling prices and a $1.9 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar as an unfavorable impact on cost of sales was in excess of a favorable impact on net sales. Cost of sales for the three months ended September 30, 2010 increased by $35.7 million compared to the three months ended September 27, 2009. The increase in cost of sales was primarily due to a $5.2 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $7.0 million increase in material costs, a $8.2 million increase in labor costs, a $4.1 million increase in subcontractor costs due to the increased sales volume, and a $6.6 million increase in overhead costs related to maintenance, repair and supplies expense incurred for maintaining higher level of utilization of our manufacturing facilities.

Display Solutions. Gross margin for our Display Solutions segment for the three months ended September 30, 2010 increased to 29.1% compared to 27.4% for the three months ended September 27, 2009 primarily due to a 16.4% increase in sales volume, which were partially offset by a 12.6% decrease in average selling prices. Cost of sales for the three months ended September 30, 2010 increased by $0.4 million compared to the three months ended September 27, 2009, primarily due to a $1.9 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, and a $1.1 million increase in labor costs resulting from the increased sales volume. These increases were partially offset by a $1.7 million decrease in subcontractor costs resulting from a change in product mix where the portion of sales of products requiring less subcontract costs increased.

Power Solutions. Gross margin for our Power Solutions segment for the three months ended September 30, 2010 decreased to 9.6% compared to 41.3% for the three months ended September 27, 2009. However, gross profit increased by $0.1 million due to the increased sales volume and average selling prices. Cost of sales for the three months ended September 30, 2010 increased by $13.9 million compared to the three months ended September 27, 2009, primarily due to a $3.1 million increase in material costs, a $1.1 million increase in labor costs, a $5.7 million increase in subcontractor costs due to the increased sales volume, and a $1.3 million increase in overhead costs related to maintenance, repair and supplies expense incurred due to improved facilities utilization resulting from our higher net sales, and a $0.5 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar.

Semiconductor Manufacturing Services. Gross margin for our Semiconductor Manufacturing Services segment increased to 39.2% in the three months ended September 30, 2010 from 37.9% in the three months ended September 27, 2009. This increase was primarily due to decrease in unit cost of sales resulting from a higher utilization of our manufacturing facilities and improved product mix. Gross profit increased by $15.4 million due to a 46.5% increase in sales volume and 1.1% increase in average selling prices. Cost of sales for the three months ended September 30, 2010 increased by $21.4 million compared to the three months ended September 28, 2009, which was primarily attributable to a $2.9 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $6.2 million increase in material costs, a $6.0 million increase in labor costs resulting from the increased sales volume and a $5.3 million increase overhead costs related to maintenance, repair and supplies expense incurred for maintaining higher level of utilization of our manufacturing facilities.

All Other. Gross margin for All other remained the same as there is no cost of sales in either period.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $16.2 million, or 7.7% of net sales for the three months ended September 30, 2010, compared to $17.2 million, or 11.0% of net sales for the three months ended September 27, 2009. The decrease of $1.0 million, or 5.7%, was primarily attributable to a $5.6 million decrease in outside service expenses, primarily due to a decrease in restructuring-related professional fees and related expenses. These decreases were partially offset by a $0.7 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $3.1 million increase in salaries and a $0.5 million increase in severance benefits due to an annual salary increase.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2010 were $23.1 million, an increase of $5.4 million, or 30.6%, from $17.7 million for the three months ended September 27, 2009. This increase was due to a $0.9 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $2.2 million increase in salaries and related expenses resulting from an annual salary increase, $0.8 million increase in outside service fee and a $1.9 million increase in amortization expenses due to the write-up of our intangible assets in accordance with fresh-start accounting. These increases were partially offset by a $0.7 million decrease in costs transferred from manufacturing to research and development expenses due to improved facilities utilization resulting from our higher net sales. Research and development expenses as a percentage of net sales were 11.0% in the three months ended September 30, 2010, compared to 11.3% in the three months ended September 27, 2009.

Restructuring and Impairment Charges. Restructuring and impairment charges for the three months ended September 30, 2010 were $0.4 million compared to nil for the three months ended September 27, 2009. Impairment charges of $0.4 million recorded in the three months ended September 30, 2010 were related to impairment of in-process research and development projects, which were accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting projects. Impairment charges of $0.4 million resulted from abandoned in-process research and development projects and annual impairment test of in-process research and development.

Operating Income from Continuing Operations

As a result of the foregoing, operating income from continuing operations increased by $12.3 million, or 71.0%, in the three months ended September 30, 2010 compared to the three months ended September 27, 2009. As discussed above, the increase in operating income from continuing operations was primarily a result of a $17.2 million increase in gross profit driven by higher net sales for the three months ended September 30, 2010 compared to the three months ended September 27, 2009, which is partially offset by a $5.4 million increase in research and development expenses. The increase in net sales for the three months ended September 30, 2010 is mainly due to increased sales volume driven by overall business recovery in the market and an improved product mix, primarily in connection with our Semiconductor Manufacturing Services segment.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $7.3 million during the three months ended September 30, 2010, an increase of $4.7 million compared to $2.6 million for the three months ended September 27, 2009. Interest expense for the three months ended September 30, 2010 was mainly incurred under our $250.0 million principal amount of senior notes issued on April 9, 2010 and partially incurred under our new term loan, which was fully repaid on April 9, 2010. Interest expense for the three months ended September 27, 2009 was incurred under our $95.0 million senior secured credit facility. Upon our emergence from our reorganization proceedings, our $750.0 million notes were discharged pursuant to the Reorganization Plan. $33.3 million out of our senior secured credit facility was repaid in cash and $61.8 million was refinanced with the new term loan on November 6, 2009.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended September 30, 2010 was $41.4 million compared to net foreign currency gain of $45.4 million for the three months ended September 27, 2009. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,142.0:1 and 1,196.4:1 using the first base rate as of September 30, 2010 and September 27, 2009, respectively, as quoted by the Korea Exchange Bank.

Others. Others for the three months ended September 30, 2010 was gain on valuation of derivatives which were designated as hedging instruments. Gain on valuation of derivatives represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses. Income tax expenses for the three months ended September 30, 2010 were $2.5 million compared to income tax expenses of $2.4 million for the three months ended September 27, 2009. Income tax expenses for the three months ended September 30, 2010 were comprised of $0.4 million of current income tax expenses, net incurred in various jurisdictions in which our overseas subsidiaries are located, $1.6 million of withholding taxes mostly accrued on intercompany interest payments, and a $0.4 million income tax effect from the change of deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we recognized full valuation allowance for the withholding taxes (deferred tax assets).

Income from Discontinued Operations, Net of Taxes

Income from Discontinued Operations, Net of Taxes. During 2008, we closed our Imaging Solutions business segment. During the three months ended September 27, 2009, we recognized net income of $8.9 million relating to our discontinued operations, largely due to the sales of patents related to our closed Imaging Solutions business segment, which resulted in an $8.3 million gain.

Net Income

As a result of the foregoing, net income decreased by $0.9 million, or 1.5%, in the three months ended September 30, 2010 compared to the three months ended September 27, 2009. As discussed above, the decrease in net income was primarily a result of an increase in interest expense resulting from the issuance of $250.0 million principal amount of senior notes on April 9, 2010 and a decrease in income from discontinued operations, net of taxes. $8.9 million of income from discontinued operations was recognized for the three months ended September 27, 2009, which was mainly comprised of the sales of patents related to our closed Imaging Solutions business segment.

Results of Operations — Comparison of Nine Months Ended September 30, 2010 and September 27, 2009

The following table sets forth consolidated results of operations for the nine months ended September 30, 2010 and September 27, 2009:

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2010		Nine Months Ended September 27, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$583.6	100.0%	$397.8	100.0%	$185.9
Cost of sales	400.4	68.6	276.4	69.5	124.0

Gross profit	183.2	31.4	121.4	30.5	61.8

Selling, general and administrative expenses	50.1	8.6	50.8	12.8	(0.7)
Research and development expenses	64.2	11.0	50.9	12.8	13.3
Restructuring and impairment charges	1.0	0.2	0.4	0.1	0.6

Operating income from continuing operations	67.9	11.6	19.2	4.8	48.7

Interest expense, net	(15.9)	(2.7)	(30.1)	(7.6)	14.2
Foreign currency gain, net	14.7	2.5	36.0	9.1	(21.3)
Reorganization items, net	—	—	(4.5)	(1.1)	4.5
Others	(0.7)	(0.1)	—	—	(0.7)

	(1.9)	(0.3)	1.4	0.4	(3.3)

Income from continuing operations before income taxes	66.0	11.3	20.6	5.2	45.4
Income tax expenses	4.2	0.7	7.4	1.9	(3.3)

Income from continuing operations	61.8	10.6	13.2	3.3	48.7

Income from discontinued operations, net of taxes	—	—	7.2	1.8	(7.2)

Net income	$61.8	10.6%	$20.4	5.1%	$41.5

Net Sales

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2010		Nine Months Ended September 27, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$235.3	40.3%	$209.4	52.6%	$25.9
Power Solutions	38.9	6.7	6.4	1.6	32.4
Semiconductor Manufacturing Services	307.9	52.8	179.5	45.1	128.5
All other	1.5	0.3	2.5	0.6	(1.0)

	$583.6	100.0%	$397.8	100.0%	$185.9

Net sales were $583.6 million for the nine months ended September 30, 2010, a $185.9 million, or 46.7%, increase, compared to $397.8 million for the nine months ended September 27, 2009. This increase was primarily due to increases in our product sales volume driven by overall business recovery in the market, an improved product mix and a $15.9 million favorable impact resulting from the appreciation of the Korean won against the U.S. dollar, which were partially offset by a decrease in average selling prices.

Display Solutions. Net sales from our Display Solutions segment were $235.3 million for the nine months ended September 30, 2010, a $25.9 million, or 12.4%, increase from $209.4 million for the nine months ended September 27, 2009. The increase was primarily due to a 35.4% increase in sales volume. Sales volume increased as the consumer electronics industry began to recover from the economic slowdown and demand and shipments for certain consumer electronics products such as digital televisions, PCs and smart phones increased. This increase was partially offset by a 17.3% decrease in average selling prices, which was primarily from display driver products for LCD televisions, PC monitors and mobile devices.

Power Solutions. Net sales from our Power Solutions segment were $38.9 million for the nine months ended September 30, 2010, a $32.4 million, or 504.6%, increase from $6.4 million for the nine months ended September 27, 2009. The increase was primarily due to a 217.9% increase in sales volume and a 90.2% increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $307.9 million for the nine months ended September 30, 2010, a $128.5 million, or 71.6%, increase compared to net sales of $179.5 million for the nine months ended September 27, 2009. This increase was primarily due to a 68.2% increase in sales volume and 2.2% increase in average selling prices of eight-inch equivalent wafers driven by a strong market demand upside due to the recovery from economic slowdown and an improved product mix of advanced process geometry.

All Other. Net sales from All other were $1.5 million for the nine months ended September, 2010, $1.0 million, or 39.2%, decrease compared to $2.5 million for the nine months ended September 27, 2009. This decrease resulted from lower rental income due to the relocation of one lessee of our building.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2010 and September 27, 2009:

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2010		Nine Months Ended September 27, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$297.6	51.0%	$218.1	54.8%	$79.5
Asia Pacific	163.4	28.0	105.6	26.6	57.8
Japan	41.9	7.2	28.1	7.1	13.7
North America	68.8	11.8	39.3	9.9	29.4
Europe	10.8	1.9	6.6	1.6	4.3
Africa	1.1	0.2	—	—	1.1

	$583.6	100.0%	$397.8	100.0%	$185.9

Net sales in Korea for the nine months ended September 30, 2010 increased compared to the nine months ended September 27, 2009, primarily due to the overall business recovery in the market and increased demand for Display Solutions products and Semiconductor Manufacturing Services. Net sales in Asia Pacific and North America for the nine months ended September 30, 2010 increased compared to the nine months ended September 27, 2009, primarily due to the overall business recovery in the market and increased demand for Semiconductor Manufacturing Services and Power Solutions products.

Gross Profit

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2010		Nine Months Ended September 27, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$59.3	25.2%	$56.8	27.1%	$2.4
Power Solutions	5.7	14.7	1.1	16.7	4.6
Semiconductor Manufacturing Services	116.7	37.9	61.0	34.0	55.7
All other	1.5	100.0	2.5	100.0	(1.0)

	$183.2	31.4%	$121.4	30.5%	$61.8

Total gross profit was $183.2 million for the nine months ended September 30, 2010 as compared to $121.4 million for the nine months ended September 27, 2009, a $61.8 million, or 50.9%, increase. Gross profit as a percentage of net sales for the nine months ended September 30, 2010 was 31.4%, an increase of 0.9% from 30.5% for the nine months ended September 27, 2009. This increase in gross margin was primarily attributable to increased sales volume, partially offset by lower average selling prices and a $14.6 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar as an unfavorable impact on cost of sales was in excess of a favorable impact on net sales. Gross margin during the nine months ended September 30, 2010 was adversely affected by a $0.9 million increase in cost of sales associated with the step up of our inventory resulting from implementation of fresh-start accounting in 2009; higher costs associated with the sale of inventory which was manufactured in late 2009 at higher unit costs; and higher volume of sales of products with lower average sales prices due to a slower than expected transition from one of our legacy products to our latest generation of the product. Cost of sales for the nine months ended September 30, 2010 increased by $124.0 million compared to the nine months ended September 27, 2009. The increase in cost of sales was primarily due to a $30.5 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $26.8 million increase in material costs, a $28.6 million increase in labor costs resulting from the increased sales volume and the reinstatement of our salary level from our company-wide voluntary salary reductions that were in effect in the first half of 2009, a $12.6 million increase in subcontractor costs due to the increased sales volume and a $25.6 million increase in certain overhead costs related to maintenance, repair and supplies expense incurred for maintaining higher level of utilization of our manufacturing facilities.

Display Solutions. Gross margin for our Display Solutions segment for the nine months ended September 30, 2010 decreased to 25.2% compared to 27.1% for the nine months ended September 27, 2009 primarily due to 17.3% decrease in average selling prices. However, gross profit increased by $2.4 million due to the increased sales volume. Cost of sales for the nine months ended September 30, 2010 increased by $23.5 million compared to the nine months ended September 27, 2009, primarily due to a $11.9 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $1.8 million increase in material costs, a $6.5 million increase in labor costs resulting from the increased sales volume and the reinstatement of our salary level from our company-wide voluntary salary reductions that were in effect in the first half of 2009 and a $1.3 million increase in subcontract costs.

Power Solutions. Gross margin for our Power Solutions segment for the nine months ended September 30, 2010 decreased to 14.7% compared to 16.7% for the nine months ended September 27, 2009. However, gross profit increased by $4.6 million due to the increased sales volume and average selling prices. Cost of sales for the nine months ended September 30, 2010 increased by $27.8 million compared to the nine months ended September 27, 2009, primarily due to a $7.0 million increase in material costs, a $2.7 million increase in labor costs, a $11.1 million increase in subcontractor costs due to the increased sales volume, a $3.0 million increase in overhead costs related to maintenance, repair and supplies expense incurred for maintaining higher level of utilization of our manufacturing facilities, and a $2.1 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar.

Semiconductor Manufacturing Services. Gross margin for our Semiconductor Manufacturing Services segment increased to 37.9% in the nine months ended September 30, 2010 from 34.0% in the nine months ended September 27, 2009. This increase was primarily due to a decrease in unit cost of sales resulting from higher utilization of our manufacturing facilities and improved product mix. Gross profit increased by $55.7 million due to the increased sales volume and average selling prices. Cost of sales for the nine months ended September 30, 2010 increased by $72.8 million compared to the nine months ended September 27, 2009, which was primarily attributable to a $16.5 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $18.0 million increase in material costs and a $19.4 million increase in labor costs resulting from the increased sales volume and the reinstatement of our salary level from our company-wide voluntary salary reductions that were in effect in the first half of 2009 and $18.9 million increase in overhead costs related to maintenance, repair and supplies expense incurred for maintaining higher level of utilization of our manufacturing facilities.

All Other. Gross margin for All other remained the same as there is no cost of sales in either period.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $50.1 million, or 8.6% of net sales for the nine months ended September 30, 2010, compared to $50.8 million, or 12.8% of net sales for the nine months ended September 27, 2009. The decrease of $0.7 million, or 1.5%, was primarily attributable to a $14.5 million decrease in outside service expenses, primarily due to a decrease in restructuring-related professional fees and related expenses. These decreases were partially offset by a $4.1 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $7.5 million increase in salaries and severance benefits resulting from the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009, and a $0.6 million increase in amortization expenses due to the write-up of our intangible assets in accordance with fresh-start accounting.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2010 were $64.2 million, an increase of $13.3 million, or 26.0%, from $50.9 million for the nine months ended September 27, 2009. This increase was due to a $5.7 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $4.4 million increase in salaries and related expenses resulting from the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009, a $1.8 million increase in material costs, a $1.2 million increase in outside service fee and a $5.1 million increase in amortization expenses due to the write-up of our intangible assets in accordance with fresh-start accounting. These increases were partially offset by a $4.9 million decrease in costs transferred from manufacturing to research and development expenses due to improved facilities utilization resulting from our higher net sales. Research and development expenses as a percentage of net sales were 11.0% in the nine months ended September 30, 2010, compared to 12.8% in the nine months ended September 27, 2009.

Restructuring and Impairment Charges. Restructuring and impairment charges increased by $0.6 million in the nine months ended September 30, 2010 compared to the nine months ended September 27, 2009. Impairment charges of $1.0 million recorded in the nine months ended September 30, 2010 were related to impairment of in-process research and development projects, which were accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting projects. Of the impairment charges of $1.0 million, $0.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of our annual impairment test of in-process research and development. Restructuring charges of $0.4 million recorded in the nine months ended September 27, 2009 were related to the closure of our research and development facilities in Japan.

Operating Income from Continuing Operations

As a result of the foregoing, operating income from continuing operations increased by $48.7 million, or 253.4%, in the nine months ended September 30, 2010 compared to the nine months ended September 27, 2009. As discussed above, the increase in operating income from continuing operations was primarily a result of the 46.7% increase in net sales over the prior period, partially offset by a $13.3 million increase in research and development expenses during the same period. The increase in net sales for the nine months ended September 30, 2010 is mainly due to increased sales volume driven by overall business recovery in the market and an improved product mix, primarily in connection with our Semiconductor Manufacturing Services segment.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $15.9 million during the nine months ended September 30, 2010, a decrease of $14.2 million compared to $30.1 million for the nine months ended September 27, 2009. Interest expense for the nine months ended September 30, 2010 was incurred under our $250.0 million principal amount senior notes issued on April 9, 2010 and partially incurred under our new term loan, which was fully repaid on April 9, 2010. Interest expense for the nine months ended September 27, 2009 was incurred under our $750.0 million principal amount of notes and $95.0 million senior secured credit facility. Upon our emergence from our reorganization proceedings, our $750.0 million notes were discharged pursuant to the reorganization plan. $33.3 million out of our senior secured credit facility was repaid in cash and $61.8 million was refinanced with the new term loan on November 6, 2009.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the nine months ended September 30, 2010 was $14.7 million, compared to net foreign currency gain of $36.0 million for the nine months ended September 27, 2009. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,142.0:1 and 1,196.4:1 using the first base rate as of September 30, 2010 and September 27, 2009, respectively, as quoted by the Korea Exchange Bank.

Others. Others for the nine months ended September 30, 2010 was comprised of dividend income from our investment in equity instruments and loss on valuation of derivatives which were designated as hedging instruments. The majority of the loss was loss on valuation of derivatives which represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses. Income tax expenses for the nine months ended September 30, 2010 were $4.2 million, compared to income tax expenses of $7.4 million for the nine months ended September 27, 2009. Income tax expenses for the nine months ended September 30, 2010 were comprised of $0.9 million of current income tax expenses, net incurred in various jurisdictions in which our overseas subsidiaries are located, $3.8 million of withholding taxes mostly accrued on intercompany interest payments, and a $1.1 million income tax effect from the change of deferred tax assets less $1.6 million reversal of liabilities for uncertain tax positions due to the lapse of the applicable statute of limitations. Due to the uncertainty of the utilization of foreign tax credits, we recognized full valuation allowance for the withholding taxes (deferred tax assets).

Income from Discontinued Operations, Net of Taxes

Income from Discontinued Operations, Net of Taxes. During 2008, we closed our Imaging Solutions business segment. During the nine months ended September 27, 2009, we recognized net income of $7.2 million relating to our discontinued operations, largely due to the sales of patents related to our closed Imaging Solutions business segment, which resulted in an $8.3 million gain.

Net Income

As a result of the foregoing, net income increased by $41.5 million, or 203.8%, in the nine months ended September 30, 2010 compared to the nine months ended September 27, 2009. As discussed above, the increase in net income was primarily a result of a $48.7, or 253.4% increase in operating income from continuing operations and a $14.2 million, or 47.2% decrease in interest expense, net, partially offset by a $21.3, or 59.1% decrease in foreign currency gain (loss), net and a $7.2 million of income from discontinued operation recognized for the nine months ended September 30, 2009.

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

	Successor		Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
	(In millions)
Net income	$61.5	$61.8	$62.4	$20.4
Less: Income from discontinued operations, net of taxes	—	—	8.9	7.2

Income (loss) from continuing operations	61.5	61.8	53.5	13.2
Adjustments:
Depreciation and amortization associated with continuing operations	14.3	44.3	11.9	34.0
Interest expense, net	7.3	15.9	2.6	30.1
Income tax expenses	2.5	4.2	2.4	7.4
Restructuring and impairment charges(a)	0.4	1.0	—	0.4
Other restructuring charges(b)	—	—	5.3	12.2
Reorganization items, net(c)	—	—	4.1	4.5
Inventory step-up(d)	—	0.9	—	—
Equity based compensation expense(e)	1.3	4.1	0.1	0.2
Foreign currency gain, net(f)	(41.4)	(14.7)	(45.4)	(36.0)
Derivative valuation loss (gain), net(g)	(0.3)	0.7	—	—

Adjusted EBITDA	$45.7	$118.2	$34.5	$66.1

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for the nine months ended September 30, 2010, impairment charges of $1.0 million recorded, of which $0.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, and (ii) for the nine months ended September 27, 2009, the closure of our research and development facilities in Japan. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar impairment of intangible originated from the adoption of fresh-start reporting and facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations. For the nine months ended September 27, 2009, a charge of $12.2 million for restructuring-related professional fees and related expenses. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.
(c)	This adjustment eliminates the impact of reorganization expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our Chapter 11 reorganization.
(d)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(e)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(f)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(g)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

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

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor		Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
	(In millions)
Net income (loss)	$61.5	$61.8	$62.4	$20.4
Less: Income from discontinued operations, net of taxes	—	—	8.9	7.2

Income (loss) from continuing operations	61.5	61.8	53.5	13.2
Adjustments:
Restructuring and impairment charges(a)	0.4	1.0	—	0.4
Other restructuring charges(b)	—	—	5.3	12.2
Reorganization items, net(c)	—	—	4.1	4.5
Inventory step-up(d)	—	0.9	—	—
Equity based compensation expense(e)	1.3	4.1	0.1	0.2
Amortization of intangibles associated with continuing operations(f)	4.7	18.1	2.8	8.0
Foreign currency gain, net(g)	(41.4)	(14.7)	(45.4)	(36.0)
Derivative valuation loss (gain), net(h)	(0.3)	0.7	—	—

Adjusted Net Income	$26.2	$71.9	20.4	$2.5

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for the nine months ended September 30, 2010, impairment charges of $1.0 million recorded, of which $0.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, and (ii) for the nine months ended September 27, 2009, the closure of our research and development facilities in Japan. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.

(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations. For the nine months ended September 27, 2009, a charge of $12.2 million for restructuring-related professional fees and related expenses. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.
(c)	This adjustment eliminates the impact of reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our reorganization proceedings.
(d)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(e)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(f)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the acquisition of the Company’s business from Hynix Semiconductor, Inc., or Hynix, in October 2004 (the “Original Acquisition”) and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(g)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(h)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

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

Our principal sources of liquidity are our cash and cash equivalents, our cash flows from operations and our financing activities, including $46.1 million of net proceeds from the $250 million aggregate principal amount senior notes offering completed in April 2010. The principal purpose of the senior notes offering was to fund a $130.7 million distribution to our unitholders. Most of our current equity holders are former creditors and the distribution allowed us to provide a return to creditors that supported us during our reorganization proceedings. The distribution to our unitholders was approved by our board of directors and was not required due to any contractual or other obligation. In addition to the distribution, we used the proceeds of the senior notes offering to increase our cash reserves and pay down current debt that was accruing interest at a higher rate than the notes. We funded the distribution and other uses of proceeds through the senior notes offering because we believed that the debt market at the time would be receptive to the offering and because we could effect a debt offering faster than other forms of financing, including equity financing. Although we currently anticipate these sources of liquidity will be sufficient to meet our cash needs through the next twelve months, we have a history of negative cash flow for the two-month period ended December 31, 2009 as well as for 2008 and 2007 and we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our business plans, operating performance, and the condition of the capital markets at the time we seek financing and could be adversely impacted by our 2009 reorganization proceedings and our non-compliance with bank covenants that preceded the filing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. The current rating of our senior notes is B2 by Moody’s and B+ by Standard and Poors, both of which are below investment grade. Any lowering of these ratings would adversely impact our ability to raise additional debt financing and increase the cost of any such financing that is obtained. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common units, and our unitholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. As of September 30, 2010, our cash and cash equivalents balance was $161.4 million, a $96.5 million increase, compared to $64.9 million as of December 31, 2009. The increase resulted from $81.6 million of cash inflow provided by operating activities and $44.1 million of cash inflow provided by financing activities, which was offset by $29.6 million cash outflow used in investing activities.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $81.6 million for the nine months ended September 30, 2010, compared to $30.1 million of cash provided by operating activities in the nine months ended September 27, 2009. The increase was primarily attributable to increase in gross profit of $61.8 million resulting from higher net sales. The net operating cash inflow for the nine months ended September 30, 2010 reflects our net income of $61.8 million adjusted by non-cash charges of $49.5 million which mainly consisted of depreciation and amortization charges and gain on foreign currency translation, net of which was partially offset by an increase in net operating assets of $29.7 million.

Our working capital balance as of September 30, 2010 was $252.2 million compared to $128.5 million as of December 31, 2009. The $123.7 million increase was primarily attributable to a $96.5 million increase in cash and cash equivalents provided by operating activities and financing activities, a $62.7 million increase in accounts receivable due to increase in net sales, which was partially offset by a $12.3 million increase in accounts payable and a $25.9 million increase in accrued expenses.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $29.6 million in the nine months ended September 30, 2010, compared to $31.8 million of cash used in investing activities in the nine months ended September 27, 2009. The decrease was primarily due to a decrease in restricted cash of $34.1 million, which was partially offset by an increase in capital expenditure of $22.6 million.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $44.1 million in the nine months ended September 30, 2010, compared to nil in the nine months ended September 27, 2009. In the nine months ended September 30, 2010, we completed the sales of $250 million in aggregate principal amount of 10.5% senior notes due 2018, which we refer to as our senior notes. Of the $238.4 million of net proceeds, which represents $250 million of principal amount net of $3.3 million of original issue discount and $8.3 million of debt issuance costs, $130.7 million was used to make a distribution to our unitholders and $61.8 million was used to repay all outstanding borrowings under our term loan.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the nine months ended September 30, 2010, capital expenditures were $30.2 million, a $22.6 million, or 297.7%, increase from $7.6 million in the nine months ended September 27, 2009. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2010:

	Payments Due by Period
	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
	(In millions)
Senior notes(1)	$460.4	$13.6	$26.3	$26.3	$26.3	$26.3	$341.9
Capital lease(2)	10.4	1.5	6.0	3.0	—	—	—
Operating lease(2)	47.7	1.3	2.6	1.9	1.9	1.9	38.1
Others (3)	11.8	1.4	6.4	4.0	—	—	—

(1)	$250 million aggregate principal amount as well as interest payments of senior notes issued in April 2010, which bear interest at a rate of 10.5% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,142.0:1.
(3)	Includes license agreements and other contractual obligations.

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

On August 31, 2010, Our Korean subsidiary (the “lessee”) entered into a capital lease agreement with MMT First Company Limited for the use of semiconductor equipment. The lease term is two years, and lease payments are to be paid on a quarterly basis over the lease term. The lease was categorized as a capital lease because the lease provides that the ownership of the equipment transfers to the lessee upon expiration of the lease term.

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.9 million as of September 30, 2010. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Critical Accounting Policies and Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our consolidated financial statements and accompanying notes.

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

Fresh-Start Reporting

Upon emergence from the Reorganization Proceedings, the Company adopted fresh-start reporting in accordance with ASC 852. The Company’s emergence from the Reorganization Proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit. Accordingly, the Company’s consolidated financial statements for periods prior to and including October 25, 2009 are not comparable to consolidated financial statements presented on or after October 25, 2009.

Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values were remeasured and allocated in conformity with ASC 805, “Business Combinations,” formerly Statements of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations” (“ASC 805”). Fresh-start reporting required that all liabilities, other than deferred taxes and severance benefits, be stated at fair value. Deferred taxes are determined in conformity with ASC 740, “Income Taxes,” formerly SFAS No. 109, “Accounting for Income Taxes” (“ASC 740”).

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2010 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $3.6 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at September 30, 2010, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.3 million in our U.S. dollar cash balance.

Interest Rate Exposures

On April 9, 2010, we completed the sale of $250 million in aggregate principal amount of 10.5% senior notes due 2018. The $61.6 million of total outstanding borrowings under our term loan was repaid on the same date. The $250 million 10.5% senior notes due 2018 are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at September 30, 2010, we estimate that the fair value of this fixed rate note would decrease by $13.1 million and we would have additional interest expense costs over the market rate of $1.1 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at September 30, 2010, we estimate that the fair value of this fixed rate note would increase by $14.0 million and we would have a reduction in interest expense costs over the market rate of $1.3 million (on a 360-day basis).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer, or our CEO, and our Chief Financial Officer, or our CFO. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Based on this evaluation, our CEO and CFO have concluded that, as of the quarter ended September 30, 2010, disclosure controls and procedures were not effective due to a material weakness existing in our internal controls as of December 31, 2009 (described below), which have not been fully remediated as of September 30, 2010.

In connection with audits of our consolidated financial statements for the ten-month period ended October 25, 2009 and two-month period ended December 31, 2009, our independent registered public accounting firm has reported two control deficiencies which represent a material weakness in our internal control over financial reporting. The two control deficiencies which represent a material weakness that our independent registered public accounting firm reported to our board of directors (as we then did not have a separate audit committee) are that (i) we do not have a sufficient number of financial personnel with the requisite financial accounting experience and (ii) our controls over non-routine transactions are not effective to ensure that accounting considerations are identified and appropriately recorded.

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

Management’s Remediation Initiatives

Although management has not remediated the material weakness mentioned above, management believes substantial progress has been made up to the date of this report. Executive owners assigned to each control deficiencies continue to oversee the necessary remedial changes to the overall design of our internal control environment. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to and reinforced with our employees.

Management’s remediation initiatives are summarized below and are intended to address our material weaknesses in internal control over financial reporting:

•	Management continues to enhance our financial accounting capability. This includes:

(i)	recruiting a director of financial reporting for reviews and controls over financial reporting and expanding staffing and resources dedicated to financial reporting,

(ii)	providing additional training to accounting personnel to strengthen their U.S. GAAP knowledge and ability to identify potential errors in the underlying financial reporting process, and

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

(v)	monitoring key changes in U.S. GAAP and financial reporting requirements and analyzing the impact of changed U.S. GAAP or related regulation on the company.

Changes in Internal Control over Financial Reporting

During the third quarter of 2010, management continued to implement the steps outlined above under “Management’s Remediation Initiatives” to improve the quality of its internal control over financial reporting.

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

We have identified and are taking steps intended to remediate this material weakness. Upon being notified of the material weakness, we retained the services of an international accounting firm to temporarily supplement our internal resources. We also recently recruited a director of financial reporting who has experience in public reporting in the U.S. security markets and overseeing internal control pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Although we believe we have lowered the possibility of our finance and accounting organization being unable for any reason to respond adequately to the increased demands that result from being a public company, the quality and timeliness of our financial reporting may still suffer, which could result in the identification of additional material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on our business, operating results and financial condition, our ability to run our business effectively and our ability to meet our financial reporting requirements, and could cause investors to lose confidence in our financial reporting. Our management is committed to undertaking any additional remediation initiatives required to prevent inaccuracies or delays in our reported financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Controls and Procedures.”

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. Net sales to our ten largest customers represented 64%, 66%, 69% and 63% of our net sales for the nine months ended September 30, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008, respectively. LG Display represented 17% and 26% of our net sales and a substantial portion of the net sales generated by our top ten customers for the nine months ended September 30, 2010 and the combined twelve-month period ended December 31, 2009. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. Foreign currency fluctuations had a materially beneficial impact on our results of operations in the fiscal year ended December 31, 2008 relative to the fiscal year ended December 31, 2007, as well as in the combined twelve-month period ended December 31, 2009 relative to the fiscal year ended December 31, 2008. However, foreign currency fluctuation had an unfavorable impact on our reported profit margins and operating income from continuing operations for the nine months ended September 30, 2010 compared to the nine months ended September 27, 2009. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock following the completion of our initial public offering or the price of our outstanding $250 million aggregate principal amount of 10.5% senior notes due April 15, 2018 (the “notes”) could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. For example, in January 2010 and May 2010, our Korean subsidiary entered into foreign currency option and forward contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. The January 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during each month of 2010 commencing February 2010 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. The May 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of January 2011 through June 2011 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. In August 2010, our Korean subsidiary additionally entered into zero cost collar contracts for the same purpose as the above hedge contracts. The August 2010 zero cost collar contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of July 2011 through December 2011 to our counterparty, in each case, in exchange for Korean won at specified exchange rates. Obligations under these foreign currency option and forward contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option, forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total cash and cash equivalents is less than $30 million at the end of a fiscal quarter. We cannot assure you that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting our Results of Operations.”

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

Our key executives have substantial experience and have made significant contributions to our business, and our continued success is dependent upon the retention of our key management executives, including our Chief Executive Officer and Chairman, Sang Park. The loss of such key personnel would have a material adverse effect on our business. In addition, our future success depends on our ability to attract and retain skilled technical and managerial personnel. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel could have a material adverse effect on our business, financial condition and results of operations. This could hinder our research and product development programs or otherwise have a material adverse effect on our business.

If we encounter future labor problems, we may fail to deliver our products and services in a timely manner, which could adversely affect our revenues and profitability.

As of September 30, 2010, 2,199 employees, or approximately 65.1% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

Our competitors may develop, patent or gain access to know-how and technology similar to our own. In addition, many of our patents are subject to cross licenses, several of which are with our competitors. The Company’s business was acquired from Hynix Semiconductor, Inc., or Hynix, in October 2004 (“Original Acquisition”). The noncompetition arrangement agreed to by Hynix in connection with the Original Acquisition expired on October 1, 2007. Under that arrangement, Hynix retained a perpetual license to use the intellectual property that we acquired from Hynix in the Original Acquisition. Since noncompetition restrictions have expired, Hynix and its subsidiaries are free to develop products that may incorporate or embody intellectual property developed by us prior to October 2004.

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

Our Korean subsidiary has been designated as a regulated business under Korean environmental law, and such designation could have an adverse effect on our financial position and results of operations.

In April 2010, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth, or the Enforcement Decree, became effective. Businesses that exceed 25,000 tons of greenhouse gas emissions and 100 terajoules of energy consumption for the prior three years will be subject to regulation and will be required to submit plans to reduce greenhouse emissions and energy consumption as well as performance reports and will be subject to government requirements to take further action. Our Korean subsidiary meets the thresholds under the Enforcement Decree and was designated as a regulated business on September 28, 2010. Our Korean subsidiary will have until September 2011 and December 2011 to cooperate and negotiate with Korean governmental authorities to set reduction targets and draft an implementation plan, respectively. If the ultimate implementation plan agreed upon with Korean governmental authorities requires us to reduce our emissions or energy consumption, we could be subject to additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, that could adversely affect our financial position and results of operations.

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

As of September 30, 2010, our total indebtedness was $246.8 million. Our substantial debt could have important consequences, including:

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

We are a holding company and will depend on the business of our subsidiaries to satisfy our obligations under our outstanding senior notes and other obligations.

Each of MagnaChip Semiconductor LLC, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor B.V. is a holding company with no independent operations of its own. Our subsidiaries, including our principal manufacturing subsidiary, MagnaChip Korea, own all of our operating businesses. Our subsidiaries will conduct substantially all of the operations necessary to fund payments on our outstanding senior notes, other debt and any other obligations. Our ability to make payments on the senior notes and our other obligations will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

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

We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us or that any distributions or payments will be adequate to pay principal and interest, and any other payments, on our outstanding senior notes, other debt or any other obligations when due, and the failure to make such payments could have a material adverse effect on our business, financial condition and results of operations.

Restrictions on MagnaChip Korea’s ability to make payments on its intercompany loans from MagnaChip Semiconductor B.V., or on its ability to pay dividends in excess of statutory limitations, could hinder our ability to make payments on the senior notes.

Our subsidiary issuers of the senior notes anticipate that payments under the notes will be funded in part by MagnaChip Korea’s repayment of its existing loans from MagnaChip Semiconductor B.V., with MagnaChip Semiconductor B.V. using such repayments in turn to repay the loans owed to MagnaChip Semiconductor S.A. Under the Korean Foreign Exchange Transaction Act, the minister of the Ministry of Strategy and Finance is authorized to temporarily suspend payments in foreign currencies in the event of natural calamities, wars, conflicts of arms, grave and sudden changes in domestic or foreign economic conditions, or other similar situations. In addition, under the Korean Commercial Code, a Korean company is permitted to make a dividend payment in accordance with the provisions in its articles of incorporation out of retained earnings (as determined in accordance with the Korean Commercial Code and the generally accepted accounting principles in Korea), but no more than twice a year. If MagnaChip Korea is prevented from making payments under its intercompany loans due to restrictions on payments of foreign currency or if it has an insufficient amount of retained earnings under the Korean Commercial Code to make dividend payments to MagnaChip Semiconductor B.V., we may not have sufficient funds to make payments on the notes.

The indenture governing the senior notes contains, and our future debt agreements will likely contain, covenants that significantly restrict our operations.

The indenture governing our outstanding senior notes contains, and our future debt agreements will likely contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and by limiting our ability to engage in other business activities. These covenants will place restrictions on our ability and the ability of our operating subsidiaries to, among other things:

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From April 4, 2005 through September 30, 2010, we recognized aggregate restructuring and impairment charges of $64.7 million, which consisted of $59.1 million of impairment charges and $5.6 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

MAGNACHIP SEMICONDUCTOR LLC

Dated: November 4, 2010	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: November 4, 2010	By:	/s/ Margaret Sakai
Margaret Sakai
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.