Form 10-K
period 2010-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2011-03-18
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-168516-09

(Commission File Number)

MagnaChip Semiconductor Corporation

(Exact name of Registrant as Specified in Its Charter)

Delaware	83-0406195
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o MagnaChip Semiconductor S.A.

74, rue de Merl, B.P. 709 L-2146 Luxembourg R.C.S.

Luxembourg B97483

(352) 45-62-62

(Address, including Zip Code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Shares	New York Stock Exchange*
Common Stock, par value $0.01 per share	New York Stock Exchange**

*	Depository Shares will trade on the New York Stock Exchange until April 24, 2011, at which time they will be mandatorily converted into common stock.

**	Common stock will not trade directly on the NYSE until April 24, 2011, at which time, all Depository Shares will cease to trade on the NYSE and the common stock will begin to trade on the NYSE.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐    Yes  ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒    Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   ☐    Yes   ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☒    Yes  ☐    No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

As of March 16, 2011, the registrant had 39,351,989 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

i

PART I

INDUSTRY AND MARKET DATA

In this Report, we rely on and refer to information regarding the semiconductor market from iSuppli Corporation, or iSuppli, and Gartner, Inc., or Gartner. Market data attributed to iSuppli is from “Display Driver ICs Q3 2010 Market Tracker” and “Power Management Q3 2010 Market Tracker” and market data attributed to Gartner is from “Semiconductor Forecast Worldwide: Forecast Database, 08 Dec 2010.” Although we believe that this information is reliable, we have not independently verified it. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents. In addition, in many cases, we have made statements in this Report regarding our industry and our position in the industry based on our experience in the industry and our own investigation of market conditions.

Statements made in this Annual Report on Form 10-K (the “Report”), unless the context otherwise requires, include the use of the terms “we,” “us,” “our” and “MagnaChip” refer to MagnaChip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made certain “forward-looking” statements in this Report under the protection of the safe harbor of forward-looking statements within the meaning of the Private Securities Litigation Act. Information concerning us is subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this Report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections and elsewhere in this Report.

All forward-looking statements speak only as of the date of this Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information or future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

“MagnaChip” is a registered trademark of us and our subsidiaries and “MagnaChip Everywhere” is our registered service mark. An application for United States trademark registration of “MagnaChip Everywhere” is pending. All other product, service and company names mentioned in this Report are the service marks or trademarks of their respective owners.

Item 1. Business

Recent Events

On March 10, 2011, we completed our initial public offering, which we refer to as the “MagnaChip Corporation IPO.” Prior to the MagnaChip Corporation IPO, our board of directors and the holders of a majority of our outstanding common units converted MagnaChip Semiconductor LLC from a Delaware limited liability company to MagnaChip Semiconductor Corporation, a Delaware corporation. In order to consummate such a conversion, a certificate of conversion was filed with the Secretary of State of the State of Delaware prior to the effectiveness of the registration statement. In connection with the corporate conversion, the outstanding common units of MagnaChip Semiconductor LLC were automatically converted into shares of common stock of MagnaChip Semiconductor Corporation, outstanding options to purchase common units of MagnaChip Semiconductor LLC were automatically converted into options to purchase shares of common stock of MagnaChip Semiconductor Corporation and outstanding warrants to purchase common units of MagnaChip Semiconductor LLC were automatically converted into warrants to purchase shares of common stock of MagnaChip Semiconductor Corporation, all at a ratio of one share of common stock for eight common units. We refer to such transactions as the “corporate conversion.”

General

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 2,730 registered novel patents and 760 pending novel patent applications, and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and mobile multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology platform and develop products and services that are in high demand by our customers and end consumers. We sold over 2,400 and 2,300 distinct products to over 500 and 185 customers for the year ended December 31, 2010 and the combined twelve-month period ended December 31, 2009, respectively, with a substantial portion of our revenues derived from a concentrated number of customers. The increase in number of customers is due to the continuing growth of our Power Solutions business. Our largest semiconductor manufacturing services customers include some of the fastest growing and leading semiconductor companies that design analog and mixed-signal products for the consumer, computing and wireless end markets.

Our business is largely driven by innovation in the consumer electronics markets and the growing adoption by consumers worldwide of electronic devices for use in their daily lives. The consumer electronics market is large and growing rapidly, largely due to consumers increasingly accessing a wide variety of available rich media content, such as high definition audio and video, mobile television and games on advanced consumer electronic devices. According to Gartner, production of liquid crystal display, or LCD televisions, smartphones, mobile personal computers, or PCs, and media tablets is expected to grow from 2010 to 2013 by a compound annual growth rate of 8%, 39%, 25%, and 99%, respectively. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby reducing heat dissipation and extending battery life. According to iSuppli Corporation, in 2009, the display driver semiconductor market was $6.2 billion and the power management semiconductor market was $22.4 billion. For the year ended December 31, 2010, we generated net sales of $770.4 million, income from continuing operations of $74.1 million, Adjusted EBITDA of $157.9 million and Adjusted Net Income of $89.2 million. For 2009 (on a combined basis), we generated net sales of $560.1 million, income from continuing operations of $832.0 million, Adjusted EBITDA of $98.7 million and Adjusted Net Income of $22.6 million. On June 12, 2009, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and our plan of reorganization became effective on November 9, 2009. For 2008, we generated net sales of $601.7 million, losses from continuing operations of $325.8 million, Adjusted EBITDA of $59.8 million and Adjusted Net Loss of $71.7 million. See “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA and Adjusted Net Income.

Our History

Our business was named MagnaChip Semiconductor when it was acquired from Hynix Semiconductor, Inc., or Hynix, in October 2004. We refer to this acquisition as the Original Acquisition.

On June 12, 2009, MagnaChip Semiconductor LLC, along with certain of its subsidiaries, including MagnaChip Semiconductor S.A., filed a voluntary petition for relief in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the United States Bankruptcy Code, which we refer to as the reorganization proceedings. On November 9, 2009, our plan of reorganization became effective and we emerged from the reorganization proceedings with our management team remaining in place. Our Chapter 11 plan of reorganization implemented a comprehensive financial reorganization that significantly reduced our outstanding indebtedness. Additionally, on that date, a new board of directors of MagnaChip Semiconductor LLC was appointed, MagnaChip Semiconductor LLC’s previously outstanding common and preferred units, and options were cancelled, MagnaChip Semiconductor LLC issued approximately 300 million common units (approximately 37.5 million shares of common stock following the corporate conversion) and warrants to purchase 15 million common units (approximately 1.9 million shares of common stock following the corporate conversion) to two classes of creditors and affiliated funds of Avenue Capital Management II, L.P. became the majority unitholder of MagnaChip Semiconductor LLC.

Avenue Capital Management II, L.P. is a global investment management firm, and it and its affiliated funds specialize in investing in high yield debt, debt of insolvent or financially distressed companies and equity of companies undergoing financial or operational turnarounds or reorganizations. In this Report, we refer to funds affiliated with Avenue Capital Management II, L.P. collectively as Avenue. Avenue generally does not manage or operate the companies in which it invests; however, in connection with some of its equity investments, Avenue will appoint one or more representatives to serve on the board of directors. Avenue was a holder of a significant portion of our indebtedness which was outstanding prior to our reorganization proceedings. In connection with our emergence from our reorganization proceedings, Avenue became our majority unitholder as a result of its participation in our rights offering and continued as a lender under our new term loan. In connection with our offering (the “senior notes offering”) of $250 million aggregate principal amount of 10.5% senior notes due April 15, 2018 (the “notes” or “senior notes”), Avenue purchased notes in the aggregate principal amount of $35.0 million, was repaid $42.8 million in connection with the repayment of our new term loan and received $91.2 million in connection with our distribution to unitholders. Avenue will continue to be able to elect a majority of our board as long as Avenue continues to hold or control a majority of our outstanding shares. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information.

On March 10, 2011, we completed the MagnaChip Corporation IPO. In connection with the corporate conversion effective immediately prior to the MagnaChip Semiconductor IPO, we completed a number of transactions pursuant to which MagnaChip Semiconductor Corporation succeeded to the business of MagnaChip Semiconductor LLC and its consolidated subsidiaries, the members of MagnaChip Semiconductor LLC became stockholders of MagnaChip Semiconductor Corporation and all of the outstanding options and warrants to purchase common units of MagnaChip Semiconductor LLC were automatically converted into options and warrants to purchase shares of MagnaChip Semiconductor Corporation’s common stock.

Our Products and Services

Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD, light emitting diode, or LED, and 3D televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as low temperature polysilicon, or LTPS, and active matrix organic light emitting diode, or AMOLED, as well as high-volume display technologies such as thin film transistor, or TFT. Our Display Solutions business represented 39.7%, 50.5% and 50.5% of our net sales for the fiscal years ended December 31, 2010, 2009 (on a combined basis) and 2008, respectively.

We expanded our business and market opportunity by establishing our Power Solutions business in late 2007. We have introduced a number of products for power management applications, including metal oxide semiconductor field effect transistors, or MOSFETs, analog switches, LED drivers, DC-DC converters and linear regulators for a range of devices, including LCD and LED digital televisions, mobile phones, computers and other consumer electronics products. Our Power Solutions business represented 7.4%, 2.2% and 0.9% of our net sales for the fiscal years ended December 31, 2010, 2009 (on a combined basis) and 2008, respectively.

We offer semiconductor manufacturing services to fabless analog and mixed-signal semiconductor companies that require differentiated, specialty analog and mixed-signal process technologies. We believe the majority of our top twenty semiconductor manufacturing services customers use us as their primary manufacturing source for the products that we manufacture for them. Our process technologies are optimized for analog and mixed-signal devices and include standard complementary metal-oxide semiconductor, or CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS and bipolar complementary double-diffused metal oxide semiconductor, or BCDMOS, and electronically erasable programmable read only memory, or EEPROM. Our semiconductor manufacturing services customers use us to manufacture a wide range of products, including display drivers, LED drivers, audio encoding and decoding devices, microcontrollers, electronic tags and power management semiconductors. Our Semiconductor Manufacturing Services business represented 52.6%, 46.7% and 47.7% of our net sales for the fiscal years ended December 31, 2010, 2009 (on a combined basis) and 2008, respectively.

We manufacture all of our products at our three fabrication facilities located in Korea. We have approximately 240 proprietary process flows we can utilize for our products and offer to our semiconductor manufacturing services customers. Our manufacturing base serves both our display driver and power management businesses and semiconductor manufacturing services customers, allowing us to optimize our asset utilization and leverage our investments across our product and service offerings. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy does not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments.

Market Opportunity

The consumer electronics market is large and growing rapidly. Growth in this market is being driven by consumers seeking to enjoy a wide variety of available rich media content, such as high definition audio and video, mobile television and games. Consumer electronics manufacturers recognize that the consumer entertainment experience plays a critical role in differentiating their products. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the technology, functionality, form factor, cost, quality, reliability and power consumption of their products. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby reducing heat dissipation and extending battery life. These advanced generations of consumer devices are growing faster than the overall consumer electronics market. For example, according to Gartner, production of LCD televisions, smartphones, mobile PCs, and media tablets is expected to grow from 2010 to 2013 by a compound annual growth rate of 8%, 39%, 25%, and 99%, respectively.

The user experience delivered by a consumer electronic device is substantially driven by the quality of the display, audio and video processing capabilities and power efficiency of the device. Analog and mixed-signal semiconductors enable and enhance these capabilities. Examples of these analog and mixed-signal semiconductors include display drivers, timing controllers, audio encoding and decoding devices, or codecs, and interface circuits, as well as power management semiconductors such as voltage regulators, converters, and switches. According to iSuppli, in 2009, the display driver semiconductor market was $6.2 billion and the power management semiconductor market was $22.4 billion.

Requirements of Leading Consumer Electronics Manufacturers

We believe our target customers view the following characteristics and capabilities as key differentiating factors among available analog and mixed-signal semiconductor suppliers and manufacturing service providers:

•

Broad Offering of Differentiated Products with Advanced System-Level Features and Functions. Leading consumer electronics manufacturers seek to differentiate their products by incorporating innovative semiconductor products that enable unique system-level functionality and enhance performance. These consumer electronics manufacturers seek to closely collaborate with semiconductor solutions providers that continuously develop new and advanced products, technologies, and manufacturing processes that enable state of the art features and functions, such as bright and thin displays, small form factor and energy efficiency.

•

Fast Time to Market with New Products. As a result of rapid technological advancements and short product lifecycles, our target customers typically prefer suppliers who have a compelling pipeline of new products and can leverage a substantial intellectual property and technology base to accelerate product design and manufacturing when needed.

•

Nimble, Stable and Reliable Manufacturing Services. Fabless semiconductor providers who rely on external manufacturing services often face rapidly changing product cycles. If these fabless companies are unable to meet the demand for their products due to issues with their manufacturing services providers, their profitability and market share can be significantly impacted. As a result, they prefer semiconductor manufacturing services providers who can increase production quickly and meet demand consistently through periods of constrained industry capacity. Furthermore, many fabless semiconductor providers serving the consumer electronics and industrial sectors need specialized analog and mixed-signal manufacturing capabilities to address their product performance and cost requirements.

•

Ability to Deliver Cost Competitive Solutions. Electronics manufacturers are under constant pressure to deliver cost competitive solutions. To accomplish this objective, they need strategic semiconductor suppliers that have the ability to provide system-level solutions, highly integrated products, a broad product offering at a range of price points and have the design and manufacturing infrastructure and logistical support to deliver cost competitive products.

•

Focus on Delivering Highly Energy Efficient Products. Consumers increasingly seek longer run time, environmentally friendly and energy efficient consumer electronic products. In addition, there is increasing regulatory focus on reducing energy consumption of consumer electronic products. For instance, the California Energy Commission recently adopted standards that require televisions sold in California to consume 33% less energy by 2011 and 49% less energy by 2013. As a result of global focus on more environmentally friendly products, our customers are seeking analog and mixed-signal semiconductor suppliers that have the technological expertise to deliver solutions that satisfy these ever increasing regulatory and consumer power efficiency demands.

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for consumer electronics devices is challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology and Intellectual Property Platform. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of approximately 394 engineers. Our platform allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial AMOLED display driver for mobile phones.

•

Established Relationships and Close Collaboration with Leading Global Electronics Companies. We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. Our close customer relationships have been built based on many years of close collaborative product development which provides us with deep system level knowledge and key insights into our customers’ needs. As a result, we are able to continuously strengthen our technology platform in areas of strategic interest for our customers and focus on those products and services that our customers and end consumers demand the most.

•

Longstanding Presence in Asia and Proximity to Global Consumer Electronics Supply Chain. Our presence in Asia facilitates close contact with our customers, fast response to their needs and enhances our visibility into new product opportunities, markets and technology trends. According to Gartner, semiconductor consumption in Asia, excluding Japan, has increased from 49% of global production in 2004 to 60% in 2009 and is projected to grow to 66% by 2013. Our substantial manufacturing operations in Korea and design centers in Korea and Japan place us close to many of our largest customers and to the core of the global consumer electronics supply chain. We have active applications, engineering, product design, and customer support resources, as well as senior management and marketing resources, in geographic locations close to our customers. This allows us to strengthen our relationship with customers through better service, faster turnaround time and improved product design collaboration. We believe this also helps our customers to deliver products faster than their competitors and to solve problems more efficiently than would be possible with other suppliers.

•	Broad Portfolio of Product and Service Offerings Targeting Large, High-Growth Markets. We continue to develop a wide variety of analog and mixed-signal semiconductor solutions for multiple high-growth consumer electronics end markets. We believe our expanding product and service offerings allow us to provide additional products to new and existing customers and to cross-sell our products and services to our established customers. For example, we have leveraged our technology expertise and customer relationships to develop and grow a new business offering power management solutions to customers. Our power management solutions enable our customers to increase system stability and reduce heat dissipation and energy use, resulting in cost savings for our customers, as well as environmental benefits. We have been able to sell these new products to our existing customers as well as expand our customer base.

•

Distinctive Analog and Mixed-Signal Process Technology Expertise and Manufacturing Capabilities. We have developed specialty analog and mixed-signal manufacturing processes such as high voltage CMOS, power and embedded memory. These processes enable us to flexibly ramp mass production of display, power and mixed-signal products, and shorten the duration from design to delivery of highly integrated, high-performance analog and mixed-signal semiconductors. As a result of the depth of our process technology, captive manufacturing facilities and customer support capabilities, we believe the majority of our top twenty manufacturing services customers by revenue currently use us as their primary manufacturing source for the products that we manufacture for them.

•

Highly Efficient Manufacturing Capabilities. Our manufacturing strategy is focused on optimizing our asset utilization across our display driver and power management products as well as our semiconductor manufacturing services, which enables us to maintain the price competitiveness of our products and services through our low-cost operating structure and improve our operational efficiency. We believe the location of our primary manufacturing and research and development facilities in Asia and relatively low required ongoing capital expenditures provide us with a number of cost advantages. We offer specialty analog process technologies that do not require substantial investment in leading edge, smaller geometry process equipment. We are able to utilize our manufacturing base over an extended period of time and thereby minimize our capital expenditure requirements.

•

Strong Financial Model with a Low-Cost Structure. Over the past two years we implemented significant structural improvements to our operating and financial model that lowered our capital investment requirements and improved our cash flow and profitability. The long lifecycles of our manufacturing processes, equipment and facilities allow us to keep our new capital requirements relatively low. We believe that our low-cost but highly skilled design and support engineers and manufacturing base position us favorably to compete in the marketplace and provide operating leverage in our operating model.

Our Strategy

Our objective is to grow our business, our cash flow and profitability and to establish our position as a leading provider of analog and mixed-signal semiconductor products and services for high-volume markets. Our business strategy emphasizes the following key elements:

•

Leverage Our Advanced Analog and Mixed-Signal Technology Platform to Innovate and Deliver New Products and Services. We intend to continue to utilize our extensive patent and technology portfolio, analog and mixed-signal design and manufacturing expertise and specific end-market applications and system-level design expertise to deliver products with high levels of performance by utilizing our systems expertise and leveraging our deep knowledge of our customers’ needs. For example, we have recently utilized our extensive patent portfolio, process technologies and analog and mixed-signal technology platform to develop cost-effective Super Junction MOSFETs as well as low power integrated power solutions for AC-DC offline switchers to address more of our customers’ needs. In Display Solutions, we continue to invest in research and development to introduce new technologies to support our customers’ technology roadmaps such as their transition to 240Hz 3D LED televisions. In Semiconductor Manufacturing Services, we are developing cost-effective processes that substantially reduce die size using deep trench isolation.

•	Increase Business with Existing Customers. We have a global customer base consisting of leading consumer electronics OEMs who sell into multiple end markets. We intend to continue to strengthen our relationships with our customers by collaborating on critical design and product development in order to improve our design win rates. We will seek to increase our customer penetration by more closely aligning our product roadmap with those of our key customers and by taking advantage of our broad product portfolio, our deep knowledge of customer needs and existing relationships to sell more existing and new products. For example, two of our largest display driver customers have display modules in production using our power management products. These power management products have been purchased and evaluated via their key subcontractors for LCD backlight units and LCD integrated power supplies.

•

Broaden Our Customer Base. We expect to continue to expand our global design centers, local application engineering support and sales presence, particularly in China, Hong Kong, Taiwan and Macau, or collectively, Greater China, and other high-growth geographies, to penetrate new accounts. In addition, we intend to introduce new products and variations of existing products to address a broader customer base. In order to broaden our market penetration, we are complementing our direct customer relationships and sales with an expanded base of distributors, especially to aid the growth of our power management business. We expect to continue to expand our distribution channels as we broaden our power management penetration beyond existing customers.

•

Aggressively Grow the Power Business. We have utilized our extensive patent portfolio, process technologies, captive manufacturing facilities and analog and mixed-signal technology platform to develop power management solutions that expand our market opportunity and address more of our customers’ needs. We intend to increase the pace of our new power product introductions by continuing to collaborate closely with our industry-leading customers. For example, we began mass production of our first integrated power solution for LCD televisions at one of our major Korean customers in early 2010. We also intend to capitalize on the market needs and regulatory requirements for power management products that reduce energy consumption of consumer electronic products by introducing products that are more energy efficient than those of competitors. We believe our integrated designs, unique low-cost process technologies and deep customer relationships will enable us to increase sales of our power solutions to our current power solutions customers, and as an extension of our other product offerings, to our other customers.

•

Drive Execution Excellence. We have significantly improved our execution through a number of management initiatives implemented under the direction of our Chief Executive Officer and Chairman, Sang Park. As an example, we have introduced new processes for product development, customer service and personnel development. We expect these ongoing initiatives will continue to improve our new product development and customer service as well as enhance our commitment to a culture of quick action and execution by our workforce. In addition, we have focused on and continually improved our manufacturing efficiency during the past several years. As a result of our focus on execution excellence, we have also meaningfully reduced our time from new product definition to development completion. For example, we have improved our average development turnaround time by over 40% over the last three years for semiconductor manufacturing services by implementing continuous business process improvement initiatives and we improved our manufacturing productivity per operator by 22% from 2009 to 2010.

•

Optimize Asset Utilization, Return on Capital Investments and Cash Flow Generation. We intend to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require substantial investment in frequent upgrades to the latest manufacturing equipment. We also believe our power management business should increase our utilization and return on capital as the manufacturing of these products primarily relies on our 0.35µm geometry and low-cost equipment. By utilizing our manufacturing facilities for both our display solutions and power solutions products and our semiconductor manufacturing services customers, we will seek to maximize return on our capital investments and our cash flow generation.

Our Technology

We continuously strengthen our advanced analog and mixed-signal semiconductor technology platform by developing innovative technologies and integrated circuit building blocks that enhance the functionality of consumer electronics products through brighter, thinner displays, enhanced image quality, smaller form factor and longer battery life. We seek to further build our technology platform through proprietary research and development and selective licensing and acquisition of complementary technologies, as well as disciplined process improvements in our manufacturing operations. Our goal is to leverage our experience and development initiatives across multiple end markets and utilize our understanding of system-level issues our customers face to introduce new technologies that enable our customers to develop more advanced, higher performance products.

Our display technology portfolio includes building blocks for display drivers and timing controllers, processor and interface technologies, as well as sophisticated production techniques, such as chip-on-glass, or COG, which enables the manufacture of thinner displays. Our advanced display drivers incorporate LTPS and AMOLED panel technologies that enable the highest resolution displays. Furthermore, we are developing a broad intellectual property portfolio to improve the power efficiency of displays, including the development of our smart mobile luminance control, or SMLC, algorithm.

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have approximately 240 process flows we can utilize for our products and offer to our semiconductor manufacturing services customers. Our process technologies include standard CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS and BCDMOS. Our manufacturing processes incorporate embedded memory solutions such as static random access memory, or SRAM, one-time programmable, or OTP, memory, multiple-time programmable, or MTP, memory, EEPROM, and single-transistor random access memory, or 1TRAM. More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost-effective solutions to our customers.

Expertise in high voltage and deep trench BCDMOS process technologies, low power analog and mixed-signal design capabilities and packaging know-how are key requirements in the power management market. We are currently leveraging our capabilities in these areas with products such as AC-DC converters, DC-DC converters, linear regulators, including LDO, regulators and analog switches, and power MOSFETs. We believe our system level understanding of applications such as LCD televisions and mobile phones will allow us to more quickly develop and customize power management solutions for our customers in these markets.

Our Products and Services

Our broad portfolio of products and services addresses multiple high-growth, consumer-focused end markets. A key component of our product strategy is to supply multiple related product and service offerings to each of the end markets that we serve.

Display Solutions

Display Driver Characteristics. Display drivers deliver defined analog voltages and currents that activate pixels to exhibit images on displays. The following key characteristics determine display driver performance and end-market application:

•

Resolution and Number of Channels. Resolution determines the level of detail displayed within an image and is defined by the number of pixels per line multiplied by the number of lines on a display. For large displays, higher resolution typically requires more display drivers for each panel. Display drivers that have a greater number of channels, however, generally require fewer display drivers for each panel and command a higher selling price per unit. Mobile displays, conversely, are typically single chip solutions designed to deliver a specific resolution. We cover resolutions ranging from QVGA (240RGB x 320) to DVGA (960RGB x 640).

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

•

Driver Interface. Driver interface refers to the connection between the timing controller and the display drivers. Display drivers increasingly require higher bandwidth interface technology to address the larger data transfer rate necessary for higher definition images. The principal types of interface technologies are transistor-to-transistor logic, or TTL, reduced swing differential signaling, or RSDS, advance intra panel I/F, or AIPI, mini-low voltage differential signaling, or m-LVDS, and ultra slim I/F, or USI.

•	Package Type. The assembly of display drivers typically uses chip-on-film, or COF, tape carrier package, or TCP, and COG package types.

Large Display Solutions. We provide display solutions for a wide range of flat panel display sizes used in LCD televisions, including high definition televisions, or HDTVs, LED TVs, 3D TVs, LCD monitors and mobile PCs.

Our large display solutions include source and gate drivers and timing controllers with a variety of interfaces, voltages, frequencies and packages to meet customers’ needs. These products include advanced technologies such as high channel count, with products in mass production to provide up to 960 channels. We also offer a distinctive interface technology known as LCDS, which supports thinner displays for mobile PCs. Our large display solutions are designed to allow customers to cost-effectively meet the increasing demand for high resolution displays. We focus extensively on reducing the die size of our large display drivers and other solutions products to reduce costs without having to migrate to smaller geometries. For example, we have implemented several solutions to reduce die size in large display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. We have recently introduced a number of new large display drivers with reduced die size.

The table below sets forth the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for large-sized displays:

Product	Key Features	Applications
TFT-LCD Source Drivers	• 480 to 960 output channels	• LCD monitors, including widescreens • Mobile PCs, including netbooks • Digital televisions, including LED TVs
• 6-bit (262 thousand colors), 8-bit (16 million colors), 10-bit (1 billion colors)
• Output voltage ranging from 3.3V to 18V
• Low power consumption and low EMI
• Supports COF package types
• Supports RSDS, m-LVDS, AiPi*, USI* interface technologies
• Geometries of 0.15µm to 0.35µm

TFT-LCD Gate Drivers	• 272 to 768 output channels	• LCD monitors, including widescreens • Mobile PCs, including netbooks • Media tablets
• Output voltage ranging up to 45V
• Supports COF and COG package types
	• Geometries of 0.35µm	• Digital televisions, including LED TVs

Timing Controllers	• Product portfolio supports a wide range of resolutions	• LCD monitors, including widescreens • Mobile PCs, including netbooks
• Supports m-LVDS, AiPi* interface technologies
• Input voltage ranging from 2.3V to 3.6V
• Geometries of 0.18µm

*	In customer qualification stage

Mobile Display Solutions. Our mobile display solutions incorporate the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume technologies such as a-Si (amorphous silicon) TFT. Our mobile display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface, or MDDI, and mobile industry processor interface, or MIPI, as well as multi-time programmable, or MTP, memories, using EEPROM and logic-based OTP memory. We focus extensively on reducing the die size of our mobile display drivers and other solutions products to reduce costs without having to migrate to smaller geometries. For example, we have implemented several solutions to reduce die size in mobile display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as SMLC, ambient light-based brightness control, or LABC, automatic brightness control, or ABC, and automatic current limit, or ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency.

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
LTPS	• Resolutions of QVGA, WQVGA, VGA, WVGA*, DVGA*	• Mobile phones • Game consoles
• Color depth ranging from 262 thousand to 16 million
• MDDI, MIPI interface
• EEPROM and logic-based OTP, separated gamma control

AMOLED	• Resolutions of WQVGA, HVGA, WVGA, QHD*	• Mobile phones • Game consoles • Digital still cameras • Personal digital assistants • Portable media players
• Color depth ranging from 262 thousand to 16 million
• Geometries of 0.11µm to 0.15µm
• MDDI, MIPI interface
• EEPROM and logic-based OTP
• ABC, ACL

a-Si TFT	• Resolutions of QVGA, WQVGA, HVGA, WVGA, WSVGA, HD	• Mobile phones • Game consoles • Netbooks • Portable navigation devices
• Color depth ranging from 262 thousand to 16 million
• MDDI, MIPI interface
• Content adaptive brightness control, or CABC
• LVDS, I(2)C, DCDC
• Separated gamma control

*	In customer qualification stage

Power Solutions

We develop, manufacture and market power management solutions for a wide range of end market customers. The products include MOSFETs, LED Drivers, DC-DC converters, analog switches and linear regulators, such as LDOs.

•

MOSFET. Our MOSFETs include low-voltage Trench MOSFETs, 20V to 100V, and high-voltage Planar MOSFETs, 400V through 600V. MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. The key application segments are mobile phones, LCD televisions, desktop computers and power supplies for consumer electronics and industrial equipment. MOSFETs allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. For example, computing solutions focus on delivering efficient controllers and MOSFETs for power management in VCORE, DDR and chipsets for audio, video and graphics processing systems.

•

LED Drivers. LED driver solutions serve the fast-growing LCD panel backlighting market for LCD televisions, LCD monitors and mobile PCs. Our products are designed to provide high efficiency and wide input voltage range as well as PWM dimming for accurate white LED dimming control.

•

DC-DC Converters. We plan to release DC-DC converters targeting mobile applications and high power applications like LCD televisions, set-top boxes, DVD/Blu-ray players and display modules. We expect our DC-DC converters will meet customer green power requirements by featuring wide input voltage ranges, high efficiency and small size.

•

Analog Switches and Linear Regulators. We also provide analog switches and linear regulators for mobile applications. Our products are designed for high efficiency and low power consumption in mobile applications.

Our power management solutions enable customers to increase system stability and reduce heat dissipation and energy use, resulting in cost savings for our customers and consumers, as well as environmental benefits. Our in-house process technology capabilities and eight-inch wafer production lines increase efficiency and contribute to the competitiveness of our products.

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features	Applications
Low Voltage MOSFET	• V(ds)(V) options of 20V—100V	• Mobile phones • Desktop computers • Mobile PCs • Digital TVs
• R(ds)(on) options of Max 5m Ω—50m Ω at 10V
• Advanced 0.35µm Trench MOSFET Process
• High cell density of 268Mcell/inch(2)
• Advanced packages to enable reduction of PCB mounting area

High Voltage MOSFET	• Voltage options of 400, 500, and 600V	• Power supplies for consumer electronics • Industrial charger and adaptors • Lighting (ballast, HID, LED) • Industrial equipment
• Drain current options of 1A—18A.
• R(ds)(on) options of 0.22~8.0 Ω (typical)
• R(2)FET (rapid recovery) option to shorten reverse diode recovery time
• Zenor FET option for MOSFET protection for abnormal input
• Advanced 0.50µm Planar MOSFET Process

Product	Key Features	Applications
LED Drivers	• High efficiency, wide input voltage range	• LED backlights for digital TVs, LCD monitors and mobile PCs
• Proven 0.35µm BCDMOS process
• 40V and 65V* modular BCDMOS
• OCP, SCP, OVP and UVLO protections
• Accurate LED current control and multi-channel matching
• Programmable current limit, boost up frequency

DC-DC Converters*	• High efficiency, wide input voltage range	• LCD TVs • Set-top boxes • DVD/Blu-ray players
• Proven 0.35µm BCDMOS process
• 30V modular BCDMOS
• Fast load and line regulation
• Accurate output voltage
• OCP, SCP and thermal protections

Analog Switches	USB Switches	• Mobile phones
• Low C(on), 7.0pF (typical) limits signal distortion
• Low R(on), 4.0 Ω (typical)
• 0.35µm CMOS process
Audio Switches
• Negative Swing Support
• Low R(on), 0.4 Ω (typical)
• High ESD protection, 13kV
• 0.35µm CMOS process

Linear Regulators	• Single and dual* LDOs	• Mobile phones
• Low Noise Output Linear µCap LDO Regulator
• 2.3V to 5.5V input voltage and 150mA, 300mA* output current
• Small package size of DFN type
• 0.35µm CMOS process

*	In customer qualification stage

Semiconductor Manufacturing Services

We provide semiconductor manufacturing services to analog and mixed-signal semiconductor companies. We have approximately 240 process flows we offer to our semiconductor manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

Our semiconductor manufacturing services offering is targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. We refer to our approach of delivering specialized services to our customers as our application-specific technology, or AS Tech, strategy. We differentiate ourselves through the depth of our intellectual property portfolio, ability to customize process technology to meet the customers’ requirements effectively, long history in this business and reputation for excellence.

Our semiconductor manufacturing services customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. We strive to be the primary manufacturing source for our semiconductor manufacturing services customers.

Process Technology Overview

•

Mixed-Signal. Mixed-signal process technology is used in devices that require conversion of light and sound into electrical signals for processing and display. Our mixed-signal processes include advanced technologies such as low noise process using triple gate, which uses less power at any given performance level. MEMS process technology allows the manufacture of components that use electrical energy to generate a mechanical response. For example, MEMS devices are used in the accelerometers and gyroscopes of mobile phones.

•

Power. Power process technology, such as BCD, includes high voltage capabilities as well as the ability to integrate functionality such as self-regulation, internal protection, and other intelligent features. The unique process features such as deep trench isolation are suited for chip shrink and device performance enhancement.

•

High Voltage CMOS. High voltage CMOS process technology facilitates the use of high voltage levels in conjunction with smaller transistor sizes. This process technology includes several variations, such as bipolar processes, which use transistors with qualities well suited for amplifying and switching applications, mixed mode processes, which incorporate denser, more power efficient FETs, and thick metal processes.

•

Non-Volatile Memory. Non-volatile memory, or NVM, process technology enables the integration of non-volatile memory cells that allow retention of the stored information even when power is removed from the circuit. This type of memory is typically used for long-term persistent storage.

The table below sets forth the key process technologies in Semiconductor Manufacturing Services currently in mass production:

Process	Technology	Device	End Markets
Mixed-signal	• 0.13-0.8µm	• Analog to digital converter	• Consumer
	• Multipurpose	• Digital to analog converter	• Wireless
	• Low noise	• Audio codec	• Computing
	• Ultra low power	• Chipset
• Triple gate

Process	Technology	Device	End Markets
Power	• 0.18-0.35µm	• Power management	• Consumer
	• aBCD	• Mobile PMIC	• Wireless
	• Deep Trench Isolation	• LED drivers	• Computing
• Trench MOSFET
• Planar MOSFET
• Schottky Diode
• Zener Diode

High Voltage CMOS	• 0.13-2.0µm	• Display drivers	• Consumer
	• 5V-250V	• CSTN drivers	• Wireless
	• Bipolar, Thick Metal		• Computing

NVM	• 0.18-0.5µm	• Microcontroller	• Consumer
	• EEPROM	• Touch screen controller	• Medical
	• eFlash	• Electronic tag	• Automotive
	• OTP	• Hearing aid

Sales and Marketing

We focus our sales and marketing strategy on creating and strengthening our relationships with leading consumer electronics OEMs, as well as analog and mixed-signal semiconductor companies. We believe our close collaboration with customers allows us to align our product and process technology development with our customers’ existing and future needs. Because our customers often service multiple end markets, our product sales teams are organized by customers within the major geographies. We believe this facilitates the sale of products that address multiple end-market applications to each of our customers. Our semiconductor manufacturing services sales teams focus on marketing our services to analog and mixed-signal semiconductor companies that require specialty manufacturing processes.

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design centers in Korea and Japan, as well as our local sales and support offices in Greater China and Europe. We have a network of agents and distributors in Korea, Japan, Europe and Greater China. With the expansion of our Power Solutions portfolio, we have added sales agents in Europe and the United States in 2010 and we expect to expand in 2011. For the year ended December 31, 2010 and the combined twelve-month period ended December 31, 2009, we derived 76% and 82% of net sales through our direct sales force, respectively, and 24% and 18% of net sales through our network of authorized agents and distributors, respectively.

Research and Development

Our research and development efforts focus on intellectual property, design methodology and process technology for our complex analog and mixed-signal semiconductor products and services. Research and development expenses for the year ended December 31, 2010, the combined twelve-month period ended December 31, 2009 and the year ended December 31, 2008 were $83.5 million, $70.9 million and $89.5 million, respectively, representing 10.8%, 12.7% and 14.9% of net sales, respectively.

Customers

We sell our display solutions and power solutions products to consumer electronics OEMs as well as subsystem designers and contract manufacturers. We sell our semiconductor manufacturing services to analog and mixed-signal semiconductor companies. For the year ended December 31, 2010 and the combined twelve-month period ended December 31, 2009, our ten largest customers accounted for 63% and 69% of our net sales, respectively, and we had one customer, LG Display, representing 16% and 26% of our consolidated net sales, for the year ended December 31, 2010 and the combined twelve-month period ended December 31, 2009, respectively. Substantially all of our sales to LG Display are in our Display Solutions segment and sales to LG Display represented 41% and 51% of net sales in our Display Solutions segment in the year ended December 31, 2010 and the combined twelve-month period ended December 31, 2009, respectively. Our relationships with some of our ten largest customers were and may continue to be adversely impacted by our reorganization proceedings. Some of these customers did not offer us the opportunity to compete for new design wins during the pendency of our reorganization proceedings. However, subsequent to our emergence from our reorganization proceedings we have again been provided an opportunity to compete for these projects. For the year ended December 31, 2010, we recorded revenues of $90.0 million from customers in the United States and $680.4 million from all foreign countries, of which 55.7% was from Korea, 23.1% from Taiwan, 8.4% from Japan and 9.3% from China, Hong Kong and Macau. For the combined twelve-month period ended December 31, 2009, we recorded revenues of $59.0 million from customers in the United States and $501.1 million from all foreign countries, of which 61.2% was from Korea, 18.5% from Taiwan, 7.6% from Japan and 9.6% from China, Hong Kong and Macau.

Intellectual Property

As of December 31, 2010, our portfolio of intellectual property assets included approximately 3,470 registered patents and 1,055 pending patent applications. Approximately 2,730 and 760 of our patents and pending patents are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 1,035 registered and pending patents that relate to identical technical claims in our base patent portfolio. Our patents expire at various times over the next 18 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

We have entered into exclusive and non-exclusive licenses and development agreements with third parties relating to the use of intellectual property of the third parties in our products and our design processes, including licenses related to embedded memory technology, design tools, process simulation tools, circuit designs and processor cores. Some of these licenses, including our agreements with Silicon Works Co., Ltd. and ARM Limited, are material to our business and may be terminated prior to the expiration of these licenses by the licensors should we fail to cure any breach under such licenses. Our license with Silicon Works Co., Ltd. relates to our large display drivers and our license from ARM Limited primarily relates to product lines in our Semiconductor Manufacturing Services business. The loss of either license could have a material adverse impact on our results of operations. Additionally, in connection with the Original Acquisition, Hynix retained a perpetual license to use the intellectual property that we acquired from Hynix in the Original Acquisition. Under this license, Hynix and its subsidiaries are free to develop products that may incorporate or embody intellectual property developed by us prior to October 2004.

Competition

We operate in highly competitive markets characterized by rapid technological change and continually advancing customer requirements. Although no one company competes with us in all of our product lines, we face significant competition in each of our market segments. Our competitors include other independent and captive manufacturers and designers of analog and mixed-signal integrated circuits including display driver and power management semiconductor devices, as well as companies providing specialty manufacturing services.

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

Employees

Our worldwide workforce consisted of 3,337 employees (full- and part-time) as of December 31, 2010, of which 391 were involved in sales, marketing, general and administrative, 394 were in research and development (including 205 with advanced degrees), 109 were in quality, reliability and assurance and 2,443 were in manufacturing (comprised of 351 in engineering and 2,092 in operations). As of December 31, 2010, 2,208 employees, or approximately 66.2% of our workforce, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We believe our labor relations are good.

Environmental

Our operations are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and waste, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, constantly changing and have tended to become more stringent over time. For example, the Korean government is planning to adopt the Asbestos Safety Management Act and Emission Trading Act which we expect will result in additional compliance obligations and costs. There can be no assurance that we have been or will be in compliance with all these laws and regulations, or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, any failure to comply with new or existing laws or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

Raw Materials

We use processes that require specialized raw materials that are generally available from a limited number of suppliers. Tape is one of the process materials required for our display drivers. We continue to attempt to qualify additional suppliers for our raw materials.

Segments

For a description of our business and the distribution of our assets by geographic regions and reporting segments, see note 23 to the consolidated financial statements for MagnaChip Semiconductor Corporation for the year ended December 31, 2010 included elsewhere in this Report.

Available Information

Our principal executive offices are located at: c/o MagnaChip Semiconductor S.A., 74, rue de Merl, B.P. 709 L-2146 Luxembourg R.C.S., Luxembourg B-97483, and our telephone number is (352) 45-62-62. Our website address is www.magnachip.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q or 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Security and Exchange Act of 1934, as amended (the “Exchange Act”), can be accessed, free of charge, at our website as soon as practicable after such reports are filed with the SEC. In addition, our corporate governance guidelines, Code of Business Conduct and Ethics, audit committee charter, compensation committee charter and nominating and governance committee charter are available on our website. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this Report and shall not be deemed to be incorporated by reference into this Report.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site, http://www.sec.gov, from which you can access our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, and all amendments to these materials after such reports and amendments are filed with the SEC. In addition, you may request a copy of any of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o MagnaChip Semiconductor, Inc., 20400 Stevens Creek Boulevard, Suite 370, Cupertino, CA 95014, Attention: Senior Vice President, General Counsel and Secretary; the telephone number at that address is 408-625-5999.

Item 1A. Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this Report. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. As a result, the price of our common stock could decline and you could lose all or part of your investment in our common stock. Additional risks and uncertainties not currently known to us or those currently viewed by us to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

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

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements – based on our estimates of customer demand and expected demand for and success of their products. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer demand for our products. On occasion, customers may require rapid increases in supply, which can challenge our production resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers’ increased demand for our products. Conversely, downturns in the semiconductor industry have caused and may in the future cause our customers to reduce significantly the amount of products they order from us. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand would decrease our results of operations, including our gross profit.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. Net sales to our ten largest customers represented 63%, 66%, 69% and 63% of our net sales for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008, respectively. LG Display represented 16% and 26% of our net sales and a substantial portion of the net sales generated by our top ten customers for the year ended December 31, 2010 and the combined twelve-month period ended December 31, 2009. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. Foreign currency fluctuations had a materially beneficial impact on our results of operations in the fiscal year ended December 31, 2008 relative to the fiscal year ended December 31, 2007, as well as in the combined twelve-month period ended December 31, 2009 relative to the fiscal year ended December 31, 2008. However, foreign currency fluctuation had an unfavorable impact on our reported profit margins and operating income from continuing operations for the year ended December 31, 2010 compared to the combined twelve-month period ended December 31, 2009. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of our outstanding notes could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. For example, in January 2010 and May 2010 our Korean subsidiary entered into foreign currency option and forward contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. The January 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during each month of 2010 commencing February 2010 to our counterparty, in each case, in exchange for Korean won at specified exchange rates. The May 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of January 2011 through June 2011 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. In August 2010 our Korean subsidiary additionally entered into zero cost collar contracts for the same purpose as the above hedge contracts. The August 2010 zero cost collar contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of July 2011 through December 2011 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. Obligations under these foreign currency option, forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option, forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total cash and cash equivalents is less than $30 million at the end of a fiscal quarter. We cannot assure you that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations” for further details.

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

As of December 31, 2010, 2,208 employees, or approximately 66.2% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

Our company organizational structure was created in part based on certain interpretations and conclusions regarding various tax laws, including withholding tax and other tax laws of applicable jurisdictions. Our Korean subsidiary, MagnaChip Semiconductor, Ltd., or MagnaChip Korea, was granted a limited tax holiday under Korean law in October 2004. This grant provided for certain tax exemptions for corporate taxes and withholding taxes until December 31, 2008, and for acquisition taxes, property and land use taxes and certain other taxes until December 31, 2013. Our interpretations and conclusions regarding tax laws, however, are not binding on any taxing authority and, if these interpretations and conclusions are incorrect, if our business were to be operated in a way that rendered us ineligible for tax exemptions or caused us to become subject to incremental tax, or if the authorities were to change, modify, or have a different interpretation of the relevant tax laws, we could suffer adverse tax and other financial consequences and the anticipated benefits of our organizational structure could be materially impaired.

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

We will likely require more capital in the future from equity or debt financings to fund operating expenses, such as research and development costs, finance investments in equipment and infrastructure, acquire complementary businesses and technologies, and respond to competitive pressures and potential strategic opportunities. If we raise additional funds through further issuances of equity or other securities convertible into equity, our existing stockholders could suffer significant dilution, and any new shares we issue could have rights, preferences or privileges senior to those of the holders of our common stock, including the shares of common stock sold in the MagnaChip Corporation IPO. In addition, additional capital may not be available when needed or, if available, may not be available on favorable terms. In addition, our indebtedness limits our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2010, our total indebtedness was $246.9 million. Our substantial debt could have important consequences, including:

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

Each of MagnaChip Semiconductor Corporation, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor B.V. is a holding company with no independent operations of its own. Our subsidiaries, including our principal manufacturing subsidiary, MagnaChip Korea, own all of our operating businesses. Our subsidiaries will conduct substantially all of the operations necessary to fund payments on our outstanding notes, other debt and any other obligations. Our ability to make payments on the notes and our other obligations will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

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

Restrictions on MagnaChip Korea’s ability to make payments on its intercompany loans from MagnaChip Semiconductor B.V., or on its ability to pay dividends in excess of statutory limitations, could hinder our ability to make payments on our 10.500% senior notes due 2018.

We anticipate that payments under our 10.500% senior notes due 2018 will be funded in part by MagnaChip Korea’s repayment of its existing loans from MagnaChip Semiconductor B.V., with MagnaChip Semiconductor B.V. using such repayments in turn to repay the loans owed to MagnaChip Semiconductor S.A. Under the Korean Foreign Exchange Transaction Act, the minister of the Ministry of Strategy and Finance is authorized to temporarily suspend payments in foreign currencies in the event of natural calamities, wars, conflicts of arms, grave and sudden changes in domestic or foreign economic conditions, or other similar situations. In addition, under the Korean Commercial Code, a Korean company is permitted to make a dividend payment in accordance with the provisions in its articles of incorporation out of retained earnings (as determined in accordance with the Korean Commercial Code and the generally accepted accounting principles in Korea), but no more than twice a year. If MagnaChip Korea is prevented from making payments under its intercompany loans due to restrictions on payments of foreign currency or if it has an insufficient amount of retained earnings under the Korean Commercial Code to make dividend payments to MagnaChip Semiconductor B.V., we may not have sufficient funds to make payments on the notes.

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

The indenture governing our outstanding senior notes contains, and our future debt agreements will likely contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and by limiting our ability to engage in other business activities. These covenants will place restrictions on our ability and the ability of our operating subsidiaries to, among other things:

•	pay dividends, redeem shares or make other distributions with respect to equity interests, make payments with respect to subordinated indebtedness or other restricted payments;

•	incur debt or issue preferred stock;

•	create liens;

•	make certain investments;

•	consolidate, merge or dispose of all or substantially all of our assets, taken as a whole;

•	sell or otherwise transfer or dispose of assets, including equity interests of our subsidiaries;

•	enter into sale-leaseback transactions;

•	enter into transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

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

Investor confidence may be adversely impacted if we fail to achieve and maintain effective internal control over financial reporting or disclosure controls and procedures or are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and as a result, the value of our securities could decline.

Beginning with our fiscal year ending December 31, 2011, we will be subject to rules adopted by the Securities Exchange Commission, or SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, which requires us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting. We may also in the future become subject to the requirement that our independent registered public accounting firm attest to and report on the effectiveness of our internal control over financial reporting.

In connection with audits of our consolidated financial statements for the ten-month period ended October 25, 2009 and two-month period ended December 31, 2009, our independent registered public accounting firm reported two control deficiencies which represented a material weakness in our internal control over financial reporting. The two control deficiencies which represented a material weakness were that we did not have a sufficient number of financial personnel with the requisite financial accounting experience and that our controls over non-routine transactions were not effective to ensure that accounting considerations are identified and appropriately recorded. Based upon the remediation actions taken by us, our management has concluded that these two control deficiencies no longer exist as of December 31, 2010.

We cannot assure you that we will not discover additional material weaknesses in our internal control over financial reporting in the future. If we fail to maintain the adequacy of our internal control over financial reporting, there is a risk that we will have additional material weaknesses in the future. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements and could result in investigations or sanctions by the SEC, the New York Stock Exchange, or NYSE, or other regulatory authorities or in stockholder litigation. Any of these factors ultimately could harm our business and could negatively impact the market price of our securities. Ineffective control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

We are also required to periodically assess and report on the adequacy of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of it Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. See “Item 9A. Controls and Procedures.”

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial conditions.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From April 4, 2005 through December 31, 2010, we recognized aggregate restructuring and impairment charges of $65.9 million, which consisted of $60.2 million of impairment charges and $5.6 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

The price of our depositary shares and common stock may be volatile and you may lose all or a part of your investment.

Prior to the MagnaChip Corporation IPO, there has not been a public market for our depositary shares or common stock. Even though our depositary shares are quoted on the NYSE and we anticipate that our shares will be quoted on the New York Stock Exchange, an active trading market for our depositary shares or common stock may not develop. You may not be able to sell your shares quickly or at the current market price if trading in our depositary shares or common stock is not active. The price for the depositary shares sold in the MagnaChip Corporation IPO was determined by negotiations between the underwriters, the selling stockholders and us, and may not be indicative of prices that will prevail in the trading market.

In addition, the trading price of our depositary shares and common stock might be subject to wide fluctuations. Factors, some of which are beyond our control, that could affect the trading price of our depositary shares or common stock may include:

•	actual or anticipated variations in our results of operations from quarter to quarter or year to year;

•	announcements by us or our competitors of significant agreements, technological innovations or strategic alliances;

•	changes in recommendations or estimates by any securities analysts who follow our securities;

•	addition or loss of significant customers;

•	recruitment or departure of key personnel;

•	changes in economic performance or market valuations of competing companies in our industry;

•	price and volume fluctuations in the overall stock market;

•	market conditions in our industry, end markets and the economy as a whole;

•	subsequent sales of stock and other financings;

•	litigation, legislation, regulation or technological developments that adversely affect our business; and

•	the expiration of contractual lock-up agreements with our executive officers, directors and greater than 1% stockholders.

In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation often has been instituted against the public company. Regardless of its outcome, this type of litigation could result in substantial costs to us and a likely diversion of our management’s attention. You may not receive a positive return on your investment when you sell your shares, and you could lose some or the entire amount of your investment.

Control by principal stockholders could adversely affect our other stockholders.

Based upon the MagnaChip Semiconductor LLC units outstanding as of December 31, 2010, our executive officers, directors and greater than 5% unitholders collectively beneficially owned approximately 85.8% of the common units of MagnaChip Semiconductor LLC, excluding units issuable upon exercise of outstanding options and warrants, and 86.1% of the common units, including units issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of December 31, 2010. After giving effect to the corporate conversion and the sale of shares in the MagnaChip Corporation IPO, our executive officers, directors and greater than 5% stockholders, collectively, would have owned approximately 64.3% of our common stock as of December 31, 2010, assuming no exercise of the underwriters’ option to purchase additional shares from us or the selling stockholders. On the same adjusted basis, and assuming exercise of the underwriters’ option to purchase an additional 142,500 shares from us and 1,282,500 shares from the selling stockholders, our executive officers, directors and greater than 5% stockholders, collectively, would have owned approximately 61.1% of our common stock as of December 31, 2010. In addition, Avenue currently has three designees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets.

Our concentration of ownership will limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our non-sponsor stockholders do not view as beneficial. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

Under our certificate of incorporation, our non-employee directors and non-employee holders of five percent or more of our outstanding common stock do not have a duty to refrain from engaging in a corporate opportunity in the same or similar activities or lines of business as those engaged in by us, our subsidiaries and other related parties. Also, we have renounced any interest or expectancy in such business opportunities even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted an opportunity to do so.

We are controlled by Avenue, whose interests in our business may conflict with yours, and we are a “controlled company” within the meaning of NYSE rules.

Upon completion of the MagnaChip Corporation IPO, Avenue beneficially owned approximately 20,789,539 shares, or 52.1%, of our outstanding common stock assuming no exercise of the underwriters’ option to purchase additional shares. Accordingly, Avenue will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Because of the equity ownership of Avenue, we will be considered a “controlled company” for purposes of the NYSE listing requirements. As such, we will be exempt from the NYSE corporate governance requirements that our board of directors meet the standards of independence established by those corporate governance requirements and exempt from the requirements that we have separate Compensation and Nominating and Corporate Governance Committees made up entirely of directors who meet such independence standards. Although we do not intend to rely upon the exemption available for controlled companies, we may choose to utilize the exemption at any time that we remain a controlled company. The NYSE independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest with management that could influence their actions as directors. It is possible that the interests of Avenue may in some circumstances conflict with our interests and the interests of our other stockholders.

The future sale of significant amounts of our common stock may negatively affect our stock price, even if our business is doing well.

Sales of substantial amounts of shares of our common stock in the public market, or the prospect of such sales, could adversely affect the market price of our common stock. After giving effect to the corporate conversion and the sale of shares in the MagnaChip Corporation IPO, we would have had 39,351,985 shares of common stock outstanding as of December 31, 2010, based on the number of MagnaChip Semiconductor LLC units outstanding as of that date. All of the shares outstanding prior to the MagnaChip Corporation IPO are subject to lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of the completion of the MagnaChip Corporation IPO without the prior written consent of Barclays Capital Inc. and Deutsche Bank Securities Inc. (or other agreements which impose similar restrictions), other than any shares such holders may sell to the underwriters in the MagnaChip Corporation IPO after the date of the completion of the MagnaChip Corporation IPO pursuant to the underwriters’ option to purchase up to 142,500 additional shares of our common stock from us and 1,282,500 shares from the selling stockholders; provided, that these agreements do not restrict the ability of the stockholders party to the registration rights agreement to cause a resale registration statement to be filed in accordance with their demand registration rights. After the 180-day period, all currently outstanding shares will be eligible for sale from time to time in the future under Rule 144, Rule 701 or Section 4(1) of the Securities Act with respect to shares initially issued under Section 1145 of the U.S. Bankruptcy Code and not held by our affiliates.

Barclays Capital Inc. and Deutsche Bank Securities Inc. can together waive the restrictions of the lock-up agreements at an earlier time without prior notice or announcement and allow stockholders to sell their shares. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of the restricted shares sell such restricted shares or are perceived by the market as intending to sell such restricted shares.

Provisions in our charter documents and Delaware Law may make it difficult for a third party to acquire us and could depress the price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Among other things, our certificate of incorporation and bylaws:

•	authorize our board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine;

•	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year;

•	permit directors to be removed only for cause by a majority vote;

•	prohibit action by written consent of our stockholders;

•

prohibit any person other than our board of directors, the chairman of our board of directors, our Chief Executive Officer or holders of at least 25% of the voting power of all then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors to call a special meeting of our stockholders; and

•	specify advance notice requirements for stockholder proposals and director nominations.

In addition we are subject to the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, regulating corporate takeovers and which has an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock. In general, those provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless:

•	the transaction is approved by the board of directors before the date the interested stockholder attained that status;

•

upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced; or

•

on or after such date, the business combination is approved by the board of directors and authorized at a meeting of stockholders, and not by written consent, by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

In general, Section 203 defines a business combination to include the following:

•	any merger or consolidation involving the corporation and the interested stockholder;

•	any sale, transfer, pledge or other disposition of 10% or more of the assets of the corporation involving the interested stockholder;

•	subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

•

any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or

•	the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by any such entity or person.

A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of, and do not currently intend to opt out of, this provision.

The U.S. federal income tax consequences of the cancellation of the depositary shares are not specifically addressed by applicable law.

Applicable law does not specifically address, under circumstances comparable to ours, the U.S. federal income tax consequences of cancellation of the depositary shares, and the issuance of a credit for the number of shares of common stock equal to the number of cancelled depositary shares. Further, we have not, and will not, obtain a ruling from the Internal Revenue Service, or IRS, with respect to the U.S. federal income tax consequences of the cancellation of the depositary shares and issuance of a credit for common stock. If the IRS were to conclude that a holder of our depositary shares did not own the underlying shares, the cancellation of the depositary shares might be a taxable transaction to the holder, causing the holder to recognize gain or loss in an amount equal to the difference between the fair market value of the underlying common stock at the time of cancellation of the depositary shares and the holder’s tax basis in the depositary shares.

We incur increased costs as a result of being a publicly listed company, and these additional costs could harm our business and results of operations.

The Sarbanes-Oxley Act, as well as rules promulgated by the SEC and the NYSE, require us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations increase our legal and financial compliance costs and make certain compliance and reporting activities more time-consuming.

We also expect it to be more difficult and more expensive for us to obtain and maintain director and officer liability insurance, which may cause us to accept reduced policy limits and reduced coverage or to incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur, but these additional costs and demands on management time and attention may harm our business and results of operations.

We do not intend to pay dividends for the foreseeable future, and therefore, investors should rely on sales of their common stock as the only way to realize any future gains on their investments.

We do not intend to pay any cash dividends in the foreseeable future. The payment of cash dividends on common stock is restricted under the terms of the indenture for our senior notes. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our manufacturing operations consist of three fabrication facilities located at two sites in Cheongju and Gumi in Korea. These sites have a combined capacity of approximately 136,000 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.11 to 2.0 micron. The Cheongju facilities have three main buildings totaling 164,058 square meters devoted to manufacturing and development. The Gumi facilities have one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

In addition to our fabrication facilities, we lease facilities in Seoul, Korea, Cupertino, California, and Osaka, Japan. Each of these facilities includes administration, sales and marketing and research and development functions. We lease sales and marketing offices at our subsidiaries in several other countries.

The ownership of our wafer manufacturing assets is an important component of our business strategy. Maintaining manufacturing control enables us to develop proprietary, differentiated products and results in higher production yields, as well as shortened design and production cycles. We believe our facilities are suitable and adequate for the conduct of our business for the foreseeable future and that we have sufficient production capacity to service our business as currently contemplated without significant capital investment.

A substantial majority of our assembly, test and packaging services for our Display Solutions business and all of such services for our Power Solutions business are outsourced with the balance handled in-house. Our independent providers of these services are located in Korea, China, Taiwan, Malaysia and Thailand. The relative cost of outsourced services, as compared to in-house services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.

Although we own our manufacturing facilities, we are party to a land lease and easement agreement with Hynix pursuant to which we lease the land for our facilities in Cheongju, Korea from Hynix for an indefinite term. Because we share certain facilities with Hynix, several services that are essential to our business are provided to us by or through Hynix under our general service supply agreement with Hynix. These services include electricity, bulk gases and de-ionized water, campus facilities and housing, wastewater and sewage management, environmental safety and certain utilities and infrastructure support services. The services agreement continues for an indefinite term subject to each party having a right to terminate in the event of an uncured breach by the other party.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our depositary shares are listed on the New York Stock Exchange under the symbol “MX.” Our depositary shares have not traded on the NYSE during any prior period. Our initial public offering price on March 10, 2011 was $14.00. On March 17, 2011, the last reported sales price of our depositary shares on the NYSE was $13.92 per share. On April 24, 2011 our depositary shares will be cancelled and each holder of depositary shares will be credited with an equal number of shares of our common stock.

Holders

The approximate number of record holders of our outstanding common stock as of March 17, 2011 was 148, including holders of our depositary shares.

Use of Proceeds

The SEC declared our registration statement for the MagnaChip Corporation IPO effective on March 10, 2011, under which we registered the offering and sale of 9,500,000 depositary shares. The depositary shares will be cancelled and holders will automatically receive an equal number of shares of common stock on April 24, 2011. The depositary shares were structured so that each purchaser purchased a combination of shares sold by us (primary shares) and shares sold by the selling stockholders (secondary shares) in a specified ratio. The MagnaChip Corporation IPO included the offering and sale of 950,000 depositary shares by MagnaChip Corporation, 6,576,389 depositary shares by Avenue Capital Group, as defined below, 722,251 depositary shares by Southpaw Management, as defined below, 635,013 depositary shares by Tennenbaum Cayman SPV, 390,461 depositary shares by O’Connor Capital Structure Opportunity Master Limited, 28,527 depositary shares by Deutsche Bank Securities Inc., 130,907 depositary shares by Carlyle Strategic Partners LP, 19,317 depositary shares by Caspian Capital Partners LP, 19,317 depositary shares by Mariner LDC, 22,909 depositary shares by Quattro Fund, Ltd. and 4,909 depositary shares by Quattro Distressed Opportunities Fund LP. The offering closed on March 16, 2011. The managing underwriters were Barclays Capital Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co.

The net proceeds from the sale of common stock in the MagnaChip Corporation IPO by us was $1.6 million, after deducting the underwriting discounts and commissions and the offering expenses payable by us. We did not receive any of the proceeds from the sale of our common stock by the selling stockholders.

We intend to use the net proceeds of the MagnaChip Corporation IPO to partially fund approximately $12 million in discretionary incentive payments to all of our employees, excluding our executive officers. The remainder of the proceeds necessary to fund our employee incentive payments will be made from cash on hand.

Pending such use, we intend to invest the net proceeds of the MagnaChip Corporation IPO in short-term, investment-grade, interest-bearing securities.

Dividends

We do not intend to pay any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. The payment of cash dividends on our common stock is restricted under the terms of the indenture governing our senior notes.

On April 19, 2010, we made a $130.7 million cash distribution to our unitholders using proceeds from the sale of our senior notes. The per common unit distribution was $0.4254 or $3.4032 per share after giving effect to the corporate conversion.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

The following relates to sales of securities that have occurred since January 1, 2008 and that have not been registered under the Securities Act:

We have converted from a Delaware limited liability company into a Delaware corporation. At the time of the corporate conversion, all of the outstanding common units of MagnaChip Semiconductor LLC were automatically converted into shares of our common stock and all of the outstanding warrants to purchase common units of MagnaChip Semiconductor LLC were automatically converted into warrants to purchase shares of our common stock. The issuance of common stock and warrants to purchase common stock to our members in the corporate conversion were exempt from registration under the Securities Act by virtue of the exemption provided under Section 3(a)(9) thereof as the common stock and warrants were exchanged by us with our existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The issuance of common stock and warrants also was exempt from registration under the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering or, with respect to certain of our existing security holders, Regulation S thereof as an issuance to non-U.S. persons in transactions that took place outside of the U.S. In addition, as part of our corporate conversion, we converted outstanding options to purchase common units of MagnaChip Semiconductor LLC into options to purchase shares of our common stock. The issuance of such options to purchase shares of our stock pursuant to such corporate conversion was exempt from registration in reliance upon exemptions from the registration requirements provided by Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans or provided by Regulation S to non-U.S. persons in transactions that took place outside of the U.S.

In April 2010, our subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, sold (and certain of our subsidiaries guaranteed) $250 million aggregate principal amount of 10.500% senior notes due 2018. We received net proceeds of $238.4 million pursuant to the sale of such notes. The initial purchasers of the foregoing notes were Goldman, Sachs & Co., Barclays Capital Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC. The issuance of the notes to the initial purchasers was made in reliance on Section 4(2) under the Securities Act and the notes were subsequently resold by the initial purchasers pursuant to Rule 144A and Regulation S thereunder.

In March 2010, we issued to our director Nader Tavakoli a restricted unit bonus for 150,000 common units pursuant to the MagnaChip Semiconductor LLC 2009 Common Unit Plan. In March 2010, we also issued to certain of our directors and employees options to purchase up to 914,000 common units pursuant to the MagnaChip Semiconductor LLC 2009 Common Unit Plan at an exercise price of $2.12 per unit. The issuance of such restricted unit bonuses and options to purchase our common units was exempt from registration in reliance upon exemptions from the registration requirements provided by Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans or provided by Regulation S to non-U.S. persons in transactions that took place outside of the U.S.

In December 2009, we issued to certain of our employees restricted unit bonuses for an aggregate of 7,084,000 common units pursuant to the MagnaChip Semiconductor LLC 2009 Common Unit Plan. In December 2009, we also issued to certain of our employees options to purchase up to 15,365,000 common units pursuant to the MagnaChip Semiconductor LLC 2009 Common Unit Plan at an exercise price of $1.16 per unit. The issuance of such restricted unit bonuses and options to purchase our common units was exempt from registration in reliance upon exemptions from the registration requirements provided by Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans or provided by Regulation S to non-U.S. persons in transactions that took place outside of the U.S.

In November 2009, in connection with our emergence from reorganization proceedings, we issued an aggregate of 17,999,996 common units and warrants to purchase 15,000,000 common units to certain of our former creditors in satisfaction and retirement of their claims. The issuance of such common units and warrants and the distribution thereof was exempt from registration under applicable securities laws pursuant to Section 1145(a) of the U.S. Bankruptcy Code.

In November 2009, in connection with our emergence from reorganization proceedings, we issued an aggregate of 252,000,000 common units in a rights offering to affiliated funds of Avenue Capital Management II, L.P. and certain of our other former creditors who were accredited investors, as defined in Regulation D of the Securities Act, for an aggregate purchase price of $35,280,000. In connection with such rights offering we issued an additional 30,000,000 common units to affiliated funds of Avenue Capital Management II, L.P. as payment of a backstop commitment fee payable pursuant to our Chapter 11 plan of reorganization. The sale and issuance of such securities was exempt from registration under applicable securities laws pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 4, 2008, one of our former employees exercised options to acquire 4,375 of our common units at a purchase price of $12,040.87. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, by reason of the fact that the offering was a limited private placement to one knowledgeable investor who agreed not to resell the securities to the public.

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

On February 19, 2008, two of our former employees exercised options to acquire 11,375 of our common units for an aggregate purchase price of $20,890. Because the offering transactions took place outside the U.S. and neither of the optionees was a U.S. person, the issuance of these securities was exempt from registration under Regulation S.

Item 6. Selected Financial Data

The following tables set forth selected historical consolidated financial data of MagnaChip Semiconductor Corporation on or as of the dates and for the periods indicated. The selected historical consolidated financial data presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes to those consolidated financial statements, appearing elsewhere in this Report.

We have derived the selected consolidated financial data as of December 31, 2010 and 2009 and for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008 from the historical audited consolidated financial statements of MagnaChip Semiconductor LLC included elsewhere in this Report. We have derived the selected consolidated financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 from the historical audited consolidated financial statements of MagnaChip Semiconductor LLC not included in this Report. The historical consolidated financial data for the year ended December 31, 2010 and the two-month period ended December 31, 2009 give retroactive effect to the corporate conversion. The historical results of MagnaChip Semiconductor Corporation for any prior period are not necessarily indicative of the results to be expected in any future period.

In connection with our emergence from reorganization proceedings, we implemented fresh-start accounting in accordance with ASC 852 governing reorganizations. We elected to adopt a convenience date of October 25, 2009 (a month end for our financial reporting purposes) for application of fresh-start accounting. In accordance with the ASC 852 governing reorganizations, we recorded largely non-cash reorganization income and expense items directly associated with our reorganization proceedings including professional fees, the revaluation of assets, the effects of our reorganization plan and fresh-start accounting and write-off of debt issuance costs. As a result of the application of fresh-start accounting, our financial statements prior to and including October 25, 2009 represent the operations of our pre-reorganization predecessor company and are presented separately from the financial statements of our post-reorganization successor company. As a result of the application of fresh-start accounting, the financial statements prior to and including October 25, 2009 are not fully comparable with the financial statements for periods after October 25, 2009.

	Successor(1)		Predecessor
	Year Ended December 31, 2010	Two Month Period Ended December 31, 2009	Ten Month Period Ended October 25, 2009	Years Ended December 31,
				2008	2007	2006
	(In millions, except per common unit/share data)
Statements of Operations Data:
Net sales	$770.4	$111.1	$449.0	$601.7	$709.5	$683.9
Cost of sales	526.8	90.4	311.1	445.3	578.9	580.4

Gross profit	243.6	20.7	137.8	156.4	130.7	103.4
Selling, general and administrative expenses	66.6	14.5	56.3	81.3	82.7	76.1
Research and development expenses	83.5	14.7	56.1	89.5	90.8	87.2
Restructuring and impairment charges	2.0	—	0.4	13.4	12.1	1.7

Operating income (loss) from continuing operations	91.4	(8.6)	25.0	(27.7)	(54.9)	(61.6)
Interest expense, net	(22.9)	(1.3)	(31.2)	(76.1)	(60.3)	(57.2)
Foreign currency gain (loss), net	14.7	9.3	43.4	(210.4)	(4.7)	50.9
Reorganization items, net	—	—	804.6	—	—	—
Others	(0.7)	—	—	—	—	—

	(8.9)	8.1	816.8	(286.5)	(65.0)	(6.3)

Income (loss) from continuing operations before income taxes	82.5	(0.5)	841.8	(314.3)	(120.0)	(67.9)
Income tax expenses	8.4	1.9	7.3	11.6	8.8	9.1

Income (loss) from continuing operations	74.1	(2.5)	834.5	(325.8)	(128.8)	(76.9)
Income (loss) from discontinued operations, net of taxes	—	0.5	6.6	(91.5)	(51.7)	(152.4)

Net income (loss)	$74.1	$(2.0)	$841.1	$(417.3)	$(180.6)	$(229.3)

Dividends accrued on preferred units	—	—	6.3	13.3	12.0	10.9

Income (loss) from continuing operations attributable to common units	$74.1	$(2.5)	$828.2	$(339.1)	$(140.9)	$(87.9)

Net income (loss) attributable to common units	$74.1	$(2.0)	$834.8	$(430.6)	$(192.6)	$(240.2)

Per unit/share data:
Earnings (loss) from continuing operations per common unit/share—
Basic	$1.96	$(0.07)	$15.65	$(6.43)	$(2.69)	$(1.66)
Diluted	$1.89	$(0.07)	$15.65	$(6.43)	$(2.69)	$(1.66)
Earnings (loss) from discontinued operations per common unit/share—
Basic and diluted	$—	$0.02	$0.12	$(1.73)	$(0.99)	$(2.88)
Earnings (loss) per common unit/share—
Basic	$1.96	$(0.05)	$15.77	$(8.16)	$(3.68)	$(4.54)
Diluted	$1.89	$(0.05)	$15.77	$(8.16)	$(3.68)	$(4.54)
Weighted average number of common units/stock
Basic	37.836	37.608	52.923	52.769	52.297	52.912
Diluted	39.144	37.608	52.923	52.769	52.297	52.912
Balance Sheet Data (at period end):
Cash and cash equivalents	$172.2	$64.9		$4.0	$64.3	$89.2
Total assets	625.7	453.3		399.2	707.9	770.1
Total indebtedness(2)	246.9	61.8		845.0	830.0	750.0
Long-term obligations(3)	250.0	61.5		143.2	879.4	867.4
Stockholders’/Unitholders’ equity	162.9	215.7		(787.8)	(477.5)	(284.5)
Supplemental Data (unaudited):
Adjusted EBITDA(4)	$157.9	$22.1	$76.6	$59.8
Adjusted Net Income (Loss)(5)	89.2	13.3	9.3	(71.7)

(1)

As of October 25, 2009, the fresh-start adoption date, we adopted fresh-start accounting for our consolidated financial statements. Because of the emergence from reorganization proceedings and adoption of fresh-start accounting, the historical financial information for periods after October 25, 2009 is not fully comparable to periods before October 25, 2009. See “Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Recent Changes to Our Business.”
(2)	Total indebtedness is calculated as long and short-term borrowings, including the current portion of long-term borrowings.
(3)	Long-term obligations include long-term borrowings, capital leases and redeemable convertible preferred units.
(4)	We define Adjusted EBITDA as net income (loss) less income (loss) from discontinued operations, net of taxes, adjusted to exclude (i) depreciation and amortization associated with continuing operations, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) other restructuring charges, (vi) abandoned IPO expenses, (vii) reorganization items, net, (viii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (ix) equity-based compensation expense, (x) foreign currency gain (loss), net and (xi) derivative valuation gain (loss), net. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:
•	Adjusted EBITDA eliminates the impact of a number of items that may be either one time or recurring items that we do not consider to be indicative of our core ongoing operating performance;
•	we believe that Adjusted EBITDA is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry;
•	we anticipate that our investor and analyst presentations after we are public will include Adjusted EBITDA; and
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

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
		(In millions)
Net income (loss)	$74.1	$(2.0)	$841.1	$(417.3)
Less: Income (loss) from discontinued operations, net of taxes	—	0.5	6.6	(91.5)

Income (loss) from continuing operations	74.1	(2.5)	834.5	(325.8)
Adjustments:
Depreciation and amortization associated with continuing operations	58.4	11.2	37.7	63.8
Interest expense, net	22.9	1.3	31.2	76.1
Income tax expenses	8.4	1.9	7.3	11.6
Restructuring and impairment charges(a)	2.0	—	0.4	13.4
Other restructuring charges(b)	—	—	13.3	6.2
Abandoned IPO expenses(c)	—	—	—	3.7
Reorganization items, net(d)	—	—	(804.6)	—
Inventory step-up(e)	0.9	17.2	—	—
Equity-based compensation expense(f)	5.2	2.2	0.2	0.5
Foreign currency loss (gain), net(g)	(14.7)	(9.3)	(43.4)	210.4
Derivative valuation loss, net(h)	0.7	—	—	—

Adjusted EBITDA	$157.9	$22.1	$76.6	$59.8

(a)

This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, (ii) for 2009, termination benefits and other related costs, for the ten-month period ended October 25, 2009 in connection with the closure of one of our research and development facilities in Japan, (iii) for 2008, goodwill impairment triggered by the significant adverse change in the revenue of our mobile display solutions, or MDS reporting unit, and a reversal of a portion of the restructuring accrual related to the closure of our Gumi five-inch wafer fabrication facilities in 2007. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.

(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations. These charges are comprised of the following: (i) for 2009, a charge of $13.3 million for restructuring-related professional fees and related expenses, and (ii) for 2008, a charge of $6.2 million for restructuring-related professional fees and related expenses. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.
(c)	This adjustment eliminates a $3.7 million charge related to expenses incurred in connection with our abandoned initial public offering in 2008. We do not believe that these charges are indicative of our core operating performance. We incurred similar costs in connection with the MagnaChip Corporation IPO.
(d)	This adjustment eliminates the impact of largely non-cash reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees, the revaluation of assets, the effects of the Chapter 11 reorganization plan and fresh-start accounting principles and the write-off of debt issuance costs. Included in reorganization items, net for the ten-month period ended October 25, 2009 was our predecessor’s gain recognized from the effects of our reorganization proceedings. The gain results from the difference between our predecessor’s carrying value of remaining pre-petition liabilities subject to compromise and the amounts to be distributed pursuant to the reorganization proceedings. The gain from the effects of the reorganization proceedings and the application of fresh-start accounting principles is comprised of the discharge of liabilities subject to compromise, net of the issuance of new common units and new warrants and the accrual of amounts to be settled in cash. For details regarding this adjustment, see note 5 to the consolidated financial statements of MagnaChip Semiconductor Corporation included elsewhere in this Report. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our Chapter 11 reorganization.
(e)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(f)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(g)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(h)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

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

(5)	We present Adjusted Net Income as a further supplemental measure of our performance. We prepare Adjusted Net Income by adjusting net income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income for a number of reasons, including:
•	we use Adjusted Net Income in communications with our board of directors concerning our consolidated financial performance;

•	we believe that Adjusted Net Income is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry; and
•	we anticipate that our investor and analyst presentations after we are public will include Adjusted Net Income.
•

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income (loss) less income (loss) from discontinued operations, net of taxes, excluding (i) restructuring and impairment charges, (ii) other restructuring charges, (iii) abandoned IPO expenses, (iv) reorganization items, net, (v) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (vi) equity-based compensation expense, (vii) amortization of intangibles associated with continuing operations, (viii) foreign currency gain (loss) and (ix) derivative valuation gain (loss), net.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
		(In millions)
Net income (loss)	$74.1	$(2.0)	$841.1	$(417.3)
Less: Income (loss) from discontinued operations, net of taxes	—	0.5	6.6	(91.5)

Income (loss) from continuing operations	74.1	(2.5)	834.5	(325.8)
Adjustments:
Restructuring and impairment charges(a)	2.0	—	0.4	13.4
Other restructuring charges(b)	—	—	13.3	6.2
Abandoned IPO expenses(c)	—	—	—	3.7
Reorganization items, net(d)	—	—	(804.6)	—
Inventory step-up(e)	0.9	17.2	—	—
Equity-based compensation expense(f)	5.2	2.2	0.2	0.5
Amortization of intangibles associated with continuing operations(g)	21.0	5.6	8.8	20.0
Foreign currency loss (gain), net(h)	(14.7)	(9.3)	(43.4)	210.4
Derivative valuation loss, net(i)	0.7	—	—	—

Adjusted Net Income (Loss)	$89.2	$13.3	$9.3	$(71.7)

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, (ii) for 2009, termination benefits and other related costs, for the ten-month period ended October 25, 2009 in connection with the closure of one of our research and development facilities in Japan, (iii) for 2008, goodwill impairment triggered by the significant adverse change in the revenue of our MDS reporting unit and a reversal of a portion of the restructuring accrual related to the closure of our Gumi five-inch wafer fabrication facilities in 2007. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations. These charges are comprised of the following: (i) for 2009, a charge of $13.3 million for restructuring-related professional fees and related expenses, and (ii) for 2008, a charge of $6.2 million for restructuring-related professional fees and related expenses. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.
(c)	This adjustment eliminates a $3.7 million charge in 2008 related to expenses incurred in connection with our abandoned initial public offering in 2008. We do not believe that these charges are indicative of our core operating performance. We incurred similar costs in connection with the MagnaChip Corporation IPO.

(d)	This adjustment eliminates the impact of largely non-cash reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees, the revaluation of assets, the effects of the Chapter 11 reorganization plan and fresh-start accounting principles and the write-off of debt issuance costs. Included in reorganization items, net for the ten-month period ended October 25, 2009 was our predecessor’s gain recognized from the effects of our reorganization proceedings. The gain results from the difference between our predecessor’s carrying value of remaining pre-petition liabilities subject to compromise and the amounts to be distributed pursuant to the reorganization proceedings. The gain from the effects of the reorganization proceedings and the application of fresh-start accounting principles is comprised of the discharge of liabilities subject to compromise, net of the issuance of new common units and new warrants and the accrual of amounts to be settled in cash. For details regarding this adjustment, see note 5 to the consolidated financial statements of MagnaChip Semiconductor Corporation included elsewhere in this Report. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our reorganization proceedings.
(e)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(f)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(g)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(h)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(i)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 2,730 novel registered patents and 760 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Controls and Procedures

In connection with the audits of our consolidated financial statements for the ten-month period ended October 25, 2009 and two-month period ended December 31, 2009, our independent registered public accounting firm reported two control deficiencies which represented a material weakness in our internal control over financial reporting. The two control deficiencies were that we did not have a sufficient number of financial personnel with requisite financial accounting experience and that our internal controls over non-routine transactions were not effective to ensure that accounting considerations are identified and appropriately recorded. We identified and took steps to remediate this material weakness. Based on assessments of the remediation actions taken, our management has concluded that these two control deficiencies which represented a material weakness no longer exist as of December 31, 2010. See “Item 9A. Controls and Procedures” for management’s remediation initiatives.

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

In implementing fresh-start accounting, we re-measured our asset values and stated all liabilities, other than deferred taxes and severance benefits, at fair value. Our reorganization value was determined based on consideration of numerous factors and various valuation methodologies, including discounted cash flows, believed by management and our financial advisors to be representative of our business and industry. Information regarding the determination of the reorganization value and application of fresh-start accounting is included in note 3 to the consolidated financial statements of MagnaChip Semiconductor Corporation included elsewhere in this Report. In addition, under fresh-start accounting, accumulated deficit and accumulated other comprehensive income were eliminated.

Under fresh-start accounting, our inventory, net, and intangible assets, net, increased by $17.9 million and $28.3 million, respectively, and property, plant and equipment decreased by $13.9 million, in each case to reflect the estimated fair value as of our emergence from our reorganization proceedings. As a result, our cost of sales for the two-month period ended December 31, 2009 included $17.2 million of additional costs from the inventory step-up. This resulted in our gross margin for the two-month period ended December 31, 2009 being significantly lower than for the ten-month period ended October 25, 2009 and prior periods. The increase in intangible assets results in higher amortization expenses following our emergence from our reorganization proceedings which are included in cost of sales, selling general and administrative expenses and research and development expenses. The decrease in property, plant and equipment results in lower depreciation expenses, which are included in cost of sales, selling general and administrative expenses and research and development expenses following our emergence from our reorganization proceedings.

As a result of the application of fresh-start accounting, our consolidated financial statements prior to and including October 25, 2009 represent the operations of our pre- reorganization predecessor company and are presented separately from the consolidated financial statements of our post-reorganization successor company. For the purposes of our discussion and analysis of our results of operations, we often refer to results of operations for 2009 on a combined basis, including both the period before (predecessor company) and after (successor company) effectiveness of the plan of reorganization. We believe this comparison provides useful information as the principal impact of the plan of reorganization was on our debt and capital structure and not on our core operations; and many of the steps taken to improve our core operations had commenced prior to the commencement of our reorganization proceedings.

On April 9, 2010, we completed the sale of $250 million in aggregate principal amount of 10.500% senior notes due 2018. Of the $238.4 million of net proceeds, $130.7 million was used to make a distribution to our unitholders and $61.6 million was used to repay all outstanding borrowings under our term loan. The remaining proceeds of $46.1 million were retained to fund working capital and for general corporate purposes. As a result of the higher level of indebtedness from our senior notes offering, our interest expense will increase above that which was reported for the year ended December 31, 2010 to approximately $27.9 million per year.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 39.7%, 50.5% and 50.5% of our net sales for the fiscal years ended December 31, 2010, 2009 (on a combined basis) and 2008, respectively.

•	Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 7.4%, 2.2% and 0.9% of our net sales for the fiscal years ended December 31, 2010, 2009 (on a combined basis) and 2008, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 240 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 52.6%, 46.7% and 47.7% of our net sales for the fiscal years ended December 31, 2010, 2009 (on a combined basis) and 2008, respectively.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) less income (loss) from discontinued operations, net of taxes, adjusted to exclude: (i) depreciation and amortization associated with continuing operations, (ii) interest expense, net, (iii) income tax expense (benefits), (iv) restructuring and impairment charges, (v) other restructuring charges, (vi) abandoned IPO expenses, (vii) reorganization items, net, (viii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (ix) equity-based compensation expense, (x) foreign currency gain (loss), net and (xi) derivative valuation gain (loss), net.

We define Adjusted Net Income as net income (loss) less income (loss) from discontinued operations, net of taxes excluding (i) restructuring and impairment charges, (ii) other restructuring charges, (iii) abandoned IPO expenses, (iv) reorganization items, net, (v) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (vi) equity-based compensation expense, (vii) amortization of intangibles associated with continuing operations, (viii) foreign currency gain (loss), net and (ix) derivative valuation gain (loss), net.

We present Adjusted EBITDA as a supplemental measure of our performance because:

•	Adjusted EBITDA eliminates the impact of a number of items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance;

•	we believe that Adjusted EBITDA is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry;

•	we anticipate that our investor and analyst presentations after we are public will include Adjusted EBITDA; and

•

we believe that Adjusted EBITDA provides investors with a more consistent measurement of period to period performance of our core operations, as well as a comparison of our operating performance to companies in our industry.

We use Adjusted EBITDA in a number of ways, including:

•	for planning purposes, including the preparation of our annual operating budget;

•	to evaluate the effectiveness of our enterprise level business strategies;

•	in communications with our board of directors concerning our consolidated financial performance; and

•	in certain of our compensation plans as a performance measure for determining incentive compensation payments.

We present Adjusted Net Income for a number of reasons, including:

•	we use Adjusted Net Income in communications with our board of directors concerning our consolidated financial performance;

•	we believe that Adjusted Net Income is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry; and

•	we anticipate that our investor and analyst presentations after we are public will include Adjusted Net Income.

In evaluating Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in our presentation of Adjusted EBITDA and Adjusted Net Income. Our presentation of Adjusted EBITDA and Adjusted Net Income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA and Adjusted Net Income are not measures defined in accordance with GAAP and should not be construed as an alternative to operating income, cash flows from operating activities or net income (loss), as determined in accordance with GAAP.

Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2010 were $157.9 million and $89.2 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the combined twelve-month period ended December 31, 2009 were $98.7 million and $22.6 million, respectively. Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2008 were $59.8 million and $71.7 million, respectively. This improvement resulted from our restructuring efforts and improvements in market conditions.

Factors Affecting Our Results of Operations

Net Sales. We derive a majority of our sales (net of sales returns and allowances) from three reportable segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Hong Kong, Japan, Korea, Taiwan, China, the United Kingdom and the United States. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of rental income and, to a limited extent in 2008, semiconductor processing services for one customer where we completed a limited number of process steps, rather than the entire production process, which we refer to as unit processing.

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the year ended December 31, 2010 and the combined twelve-month period ended December 31, 2009, we sold products to over 500 and 185 customers, respectively, and our net sales to our ten largest customers represented 63% and 69% of our net sales for the year ended December 31, 2010 and the combined twelve-month period ended December 31, 2009, respectively. The increase in number of customers is due to the continuing growth of our Power Solutions business. We have a combined production capacity of over 136,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2010, approximately 98% of our employees were eligible for severance benefits. We have in the past implemented temporary reductions in salaries to manage through downturns in the industry. We expect to and have reversed such temporary reductions when business conditions improve.

Depreciation Expense. We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. At December 31, 2010, we depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to five to ten years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying values of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.

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

Research and Development. The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring engineering charges related to product design. Additionally, we develop base-line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses are for process development that serves as a common technology platform for all of our product segments. Consequently, we do not allocate these expenses to individual segments. Although our research and development expenses declined significantly from 2008 to 2009, the expenses increased in the year ended December 31, 2010 and we expect the expenses to increase in future periods and to remain a relatively constant percentage of our net sales as we continue to increase our investments in research and development to develop additional products and expand our business.

Restructuring and Impairment Charges. We evaluate the recoverability of certain long-lived assets and in-process research and development assets on a periodic basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In our efforts to improve our overall profitability in future periods, we have closed or otherwise impaired, and may in the future close or impair, facilities that are underutilized and that are no longer aligned with our long-term business goals. For example, in 2008 we discontinued our Imaging Solutions business segment.

Interest Expense, Net. Our interest expense was incurred under the Predecessor Company’s senior secured credit facility, the Predecessor Company’s second priority senior secured notes and senior subordinated notes and the Successor Company’s new term loan under the Successor Company. Our new term loan bore interest at six-month LIBOR plus 12%, and was minimally offset by interest income on cash balances. In April 2010, we repaid our new term loan with a portion of the proceeds from our sale of $250 million in aggregate principal amount of 10.500% senior notes due 2018. As a result of our reorganization, we expect that our interest expense will decrease in amount and as a percentage of net sales relative to historical periods. However, as a result of our senior notes offering, our interest expense will increase above that which was reported for the year ended December 31, 2010 to approximately $27.9 million per year.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) from continuing operations to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

For periods ended on or prior to October 25, 2009, we converted our non-U.S. revenues and expenses into U.S. dollars based on cumulative average exchange rates over the periods presented. Beginning on October 25,

2009, we convert our non-U.S. revenues and expenses into U.S. dollars based on monthly average exchange rates. The following table provides the cumulative average exchange rates that we used to convert Korean won into U.S. dollars for each of the periods ended on our prior to October 25, 2009, as well as the monthly average exchange rates used for the two-month period ended December 31, 2009 and for the year ended December 31, 2010:

Period	Rate
Year ended December 31, 2007	929:1
Year ended December 31, 2008	1,099:1
Ten-month period ended October 25, 2009	1,302:1
Two-month period ended December 31, 2009
November 2009	1,172:1
December 2009	1,165:1
Year ended December 31, 2010
January 2010	1,139:1
February 2010	1,157:1
March 2010	1,138:1
April 2010	1,117:1
May 2010	1,163:1
June 2010	1,212:1
July 2010	1,207:1
August 2010	1,180:1
September 2010	1,167:1
October 2010	1,123:1
November 2010	1,126:1
December 2010	1,148:1

As a result of the depreciation of the Korean won against the U.S. dollar from 2007 to 2008 and from 2008 to 2009, foreign currency fluctuations generally had a materially beneficial impact on our reported profit margins and operating income (loss) from continuing operations for such periods. In contrast, as a result of the appreciation of the Korean won against the U.S. dollar from the year ended December 31, 2009 to the year ended December 31, 2010, foreign currency fluctuations had a net unfavorable impact on our reported profit margins and operating income (loss) from continuing operations for the year ended December 31, 2010 compared to the prior period. In order to provide more detailed information regarding the impact of foreign currency fluctuations on our results of operations, in our discussion of period to period comparisons under the heading “Results of Operations,” we have included information regarding the impact of the year-to-year change in the Korean won/U.S. dollar exchange rate. The information, which is described below as the impact of the depreciation or appreciation of the Korean won against the U.S. dollar, measures the impact in the change in applicable monthly or cumulative average exchange rate for the most recent period discussed as compared to the applicable monthly or cumulative average exchange rate during the prior period. For net sales that were originally denominated in Korean won, we have compared the applicable monthly or cumulative average exchange rate in effect for the prior period against the applicable monthly or cumulative average exchange rate for the period in which the sale took place on a transaction-by-transaction basis. For cost of sales and other expenses, we have compared the applicable monthly or cumulative average exchange rate during the prior period to the applicable monthly or cumulative average exchange rate during the most recent period discussed and applied that to the amount of our aggregate cost of sales and other expenses for the period that were originally denominated in Korean won. A substantial portion of the net sales recorded at our Korean subsidiary are in U.S. dollars and are converted into Korean won for reporting purposes at the subsidiary level.

Although this approach does not reflect the fluctuations of the currency exchange rates for every transaction on a day-to-day basis, we believe that it provides a useful indication of the magnitude of the exchange rate impact for the periods presented.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. For example, in January 2010 and May 2010 our Korean subsidiary entered into foreign currency option and forward contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. The January 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during each month of 2010 commencing February 2010 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. The May 2010 option and forward contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of January 2011 through June 2011 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. In August 2010 our Korean subsidiary additionally entered into zero cost collar contracts for the same purpose with the above hedge contracts. The August 2010 zero cost collar contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of July 2011 through December 2011 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. In January 2011, our Korean subsidiary additionally entered into zero cost collar contracts for the same purpose with the above hedge contracts. The January 2011 zero cost collar contracts require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during the months of January 2012 through June 2012 to our counterparty, in each case, in exchange for Korean won at specified fixed exchange rates. Obligations under these foreign currency option, forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option, forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total qualified and unrestricted cash and cash equivalents is less than $30 million at the end of a fiscal quarter. For further information regarding the derivative financial instruments, see note 11 to our audited consolidated financial statements for the year ended December 31, 2010 elsewhere in this Report.

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

Segments. We operate in three segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Power Solutions segment began to generate net sales in the second quarter of 2008. Net sales and gross profit for the All other category primarily relate to certain business activities that do not constitute operating or reportable segments.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in U.S. dollars and as a percentage of our net sales:

	Successor Company				Predecessor Company
	Year Ended December 31, 2010		Two-Month Period Ended December 31, 2009		Ten-Month Period Ended October 25, 2009		Year Ended December 31, 2008
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
				(In millions)
Consolidated statements of operations data:
Net sales	$770.4	100.0%	$111.1	100.0%	$449.0	100.0%	$601.7	100.0%
Cost of sales	526.8	68.4	90.4	81.4	311.1	69.3	445.3	74.0

Gross profit	243.6	31.6	20.7	18.6	137.8	30.7	156.4	26.0
Selling, general and administrative expenses	66.6	8.6	14.5	13.1	56.3	12.5	81.3	13.5
Research and development expenses	83.5	10.8	14.7	13.3	56.1	12.5	89.5	14.9
Restructuring and impairment charges	2.0	0.3	—	—	0.4	0.1	13.4	2.2

Operating income (loss) from continuing operations	91.4	11.9	(8.6)	(7.7)	25.0	5.6	(27.7)	(4.6)
Interest expense, net	(22.9)	(3.0)	(1.3)	(1.1)	(31.2)	(6.9)	(76.1)	(12.7)
Foreign currency gain (loss), net	14.7	1.9	9.3	8.4	43.4	9.7	(210.4)	(35.0)
Reorganization items, net	—	—	—	—	804.6	179.2	—	—
Others	(0.7)	(0.1)	—	—	—	—	—	—

	(8.9)	(1.2)	8.1	7.3	816.8	181.9	(286.5)	(47.6)

Income (loss) from continuing operations before income taxes	82.5	10.7	(0.5)	(0.5)	841.8	187.5	(314.3)	(52.2)
Income tax expenses	8.4	1.1	1.9	1.8	7.3	1.6	11.6	1.9

Income (loss) from continuing operations	74.1	9.6	(2.5)	(2.2)	834.5	185.9	(325.8)	(54.2)
Income (loss) from discontinued operations, net of taxes	—	—	0.5	0.5	6.6	1.5	(91.5)	(15.2)

Net income (loss)	$74.1	9.6%	$(2.0)	(1.8)%	$841.1	187.3%	$(417.3)	(69.4)%

Net Sales:
Display Solutions	$305.9	39.7%	$51.0	46.0%	$231.9	51.6%	$304.1	50.5%
Power Solutions	57.3	7.4	4.7	4.3	7.6	1.7	5.4	0.9
Semiconductor Manufacturing Services	405.2	52.6	54.8	49.3	206.7	46.0	287.1	47.7
All other	2.1	0.3	0.5	0.5	2.8	0.6	5.0	0.8

	$770.4	100.0%	$111.1	100.0%	$449.0	100.0%	$601.7	100.0%

Results of Operations—Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth consolidated results of operations for the year ended December 31, 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009:

	Successor Company				Predecessor Company
	Year Ended December 31, 2010		Two-Month Period Ended December 31, 2009		Ten-Month Period Ended October 25, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$770.4	100.0%	$111.1	100.0%	$449.0	100.0%	$210.3
Cost of sales	526.8	68.4	90.4	81.4	311.1	69.3	125.3

Gross profit	243.6	31.6	20.7	18.6	137.8	30.7	85.0

Selling, general and administrative expenses	66.6	8.6	14.5	13.1	56.3	12.5	(4.2)
Research and development expenses	83.5	10.8	14.7	13.3	56.1	12.5	12.6
Restructuring and impairment charges	2.0	0.3	—	—	0.4	0.1	1.6

Operating income (loss) from continuing operations	91.4	11.9	(8.6)	(7.7)	25.0	5.6	75.0

Interest expense, net	(22.9)	(3.0)	(1.3)	(1.1)	(31.2)	(6.9)	9.5
Foreign currency gain, net	14.7	1.9	9.3	8.4	43.4	9.7	(38.1)
Reorganization items, net	—	—	—	—	804.6	179.2	(804.6)
Others	(0.7)	(0.1)	—	—	—	—	(0.7)

	(8.9)	(1.2)	8.1	7.3	816.8	181.9	(833.8)

Income (loss) from continuing operations before income taxes	82.5	10.7	(0.5)	(0.5)	841.8	187.5	(758.8)
Income tax expenses	8.4	1.1	1.9	1.8	7.3	1.6	(0.9)

Income (loss) from continuing operations	74.1	9.6	(2.5)	(2.2)	834.5	185.9	(757.9)

Income from discontinued operations, net of taxes	—	—	0.5	0.5	6.6	1.5	(7.1)

Net income (loss)	$74.1	9.6%	$(2.0)	(1.8)%	$841.1	187.3%	$(765.0)

Net Sales

	Successor Company				Predecessor Company
	Year Ended December 31, 2010		Two-Month Period Ended December 31, 2009		Ten-Month Period Ended October 25, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
				(In millions)
Display Solutions	$305.9	39.7%	$51.0	46.0%	$231.9	51.6%	$22.9
Power Solutions	57.3	7.4	4.7	4.3	7.6	1.7	44.9
Semiconductor Manufacturing Services	405.2	52.6	54.8	49.3	206.7	46.0	143.8
All other	2.1	0.3	0.5	0.5	2.8	0.6	(1.3)

	$770.4	100.0%	$111.1	100.0%	$449.0	100.0%	$210.3

Net sales were $770.4 million for the year ended December 31, 2010, a $210.3 million, or 37.6%, increase compared to $560.1 million for the combined twelve-month period ended December 31, 2009, or $111.1 million for the two-month period ended December 31, 2009 and $449.0 million for the ten-month period ended October 25, 2009. This increase was primarily due to increases in our product sales volume driven by overall business recovery in the market, an improved product mix and a $16.5 million favorable impact resulting from the appreciation of the Korean won against the U.S. dollar, which were partially offset by a decrease in average selling prices.

Display Solutions. Net sales from our Display Solutions segment were $305.9 million for the year ended December 31, 2010, a $22.9 million, or 8.1%, increase compared to $282.9 million for the combined twelve-month period ended December 31, 2009, or $51.0 million for the two-month period ended December 31, 2009 and $231.9 million for the ten-month period ended October 25, 2009. The increase was primarily due to a 26.6% increase in sales volume. Sales volume increased as the consumer electronics industry began to recover from the economic slowdown and demand and shipments for certain consumer electronics products such as digital televisions, PCs and smart phones increased. This increase was partially offset by a 15.1% decrease in average selling prices, which was primarily from consumer price declines for LCD televisions, PC monitors and mobile devices.

Power Solutions. Net sales from our Power Solutions segment were $57.3 million for the year ended December 31, 2010, a $44.9 million, or 362.9%, increase compared to $12.4 million for the combined twelve-month period ended December 31, 2009, or $4.7 million for the two-month period ended December 31, 2009 and $7.6 million for the ten-month period ended October 25, 2009. The increase was primarily due to a 173.5% increase in sales volume and a 69.2% increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $405.2 million for the year ended December 31, 2010, a $143.8 million, or 55.0%, increase compared to $261.4 million for the combined twelve-month period ended December 31, 2009, or $54.8 million for the two-month period ended December 31, 2009 and $206.7 million for the ten-month period ended October 25, 2009. This increase was primarily due to a 52.1% increase in sales volume and 2.0% increase in average selling prices of eight-inch equivalent wafers driven by a strong market demand upside due to the recovery from the economic slowdown and an improved product mix of advanced process geometry.

All Other. Net sales from All other were $2.1 million for the year ended December 31, 2010, a $1.3 million, or 38.5%, decrease compared to $3.3 million for the combined twelve-month period ended December 31, 2009, or $0.5 million for the two-month period ended December 31, 2009 and $2.8 million for the ten-month period ended October 25, 2009. This decrease resulted from lower rental income due to the relocation of one lessee of our building.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the year ended December 31, 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009:

	Successor Company				Predecessor Company
	Year Ended December 31, 2010		Two-Month Period Ended December 31, 2009		Ten-Month Period Ended October 25, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
		(In millions)
Korea	$379.1	49.2%	$62.2	56.0%	$244.3	54.4%	$72.5
Asia Pacific	222.1	28.8	25.6	23.0	116.9	26.0	79.6
Japan	57.4	7.5	6.5	5.8	31.6	7.0	19.3
North America	95.2	12.4	14.9	13.4	48.5	10.8	31.8
Europe	14.9	1.9	1.9	1.7	7.7	1.7	5.4
Africa	1.7	0.2	—	—	—	—	1.7

	$770.4	100.0%	$111.1	100.0%	$449.0	100.0%	$210.3

Net sales in Korea for the year ended December 31, 2010 increased compared to the combined twelve-month period ended December 31, 2009, primarily due to the overall business recovery in the market and increased demand for Display Solutions products and Semiconductor Manufacturing Services. Net sales in Asia Pacific and North America for the year ended December 31, 2010 increased compared to the combined twelve-month period ended December 31, 2009, primarily due to the overall business recovery in the market and increased demand for Semiconductor Manufacturing Services and Power Solutions products.

Gross Profit

	Successor Company				Predecessor Company
	Year Ended December 31, 2010		Two-Month Period Ended December 31, 2009		Ten-Month Period Ended October 25, 2009
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$78.2	25.6%	$8.7	17.1%	$61.8	26.6%	$7.6
Power Solutions	7.9	13.7	0.7	15.5	1.4	18.8	5.7
Semiconductor Manufacturing Services	155.5	38.4	10.7	19.5	71.8	34.8	73.0
All other	2.1	100.0	0.5	100.0	2.8	100.0	(1.3)

	$243.6	31.6%	$20.7	18.6%	$137.8	30.7%	$85.0

Total gross profit was $243.6 million for the year ended December 31, 2010 compared to $158.5 million for the combined twelve-month period ended December 31, 2009, or $20.7 million for the two-month period ended December 31, 2009 and $137.8 million for the ten-month period ended October 25, 2009, a $85.0 million, or 53.6%, increase. Gross profit as a percentage of net sales for the year ended December 31, 2010 increased to 31.6% compared to 28.3% for the combined twelve-month period ended December 31, 2009. This increase in gross margin was primarily attributable to increased sales volume and a positive favorable impact on cost of sales in 2010 by the fresh-start inventory valuation, partially offset by lower average selling prices and a $15.9 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, which adversely impacted cost of sales to a greater extent than the favorable impact on net sales. Cost of sales for the year ended December 31, 2010 increased by $125.3 million compared to the combined twelve-month period ended December 31, 2009. The increase in cost of sales was primarily due to a $32.4 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $27.0 million increase in material costs, a $40.0 million increase in labor costs resulting from the increased sales volume and the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009, a $16.9 million increase in subcontractor costs due to the increased sales volume and a $22.4 million increase in overhead costs related to maintenance, repair and supplies expense incurred for maintaining higher levels of utilization of our manufacturing facilities.

Display Solutions. Gross margin for our Display Solutions segment for the year ended December 31, 2010 increased to 25.6% compared to 24.9% for the combined twelve-month period ended December 31, 2009 primarily due to a 26.6% increase in sales volume and improved product mix offset in part by lower average selling prices. Cost of sales for the year ended December 31, 2010 increased by $15.3 million compared to the combined twelve-month period ended December 31, 2009, primarily due to a $12.6 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar and a $10.2 million increase in labor costs resulting from the increased sales volume. The total increase was partially offset by the impact of the fresh-start step-up of our inventory valuation, which decreased by $6.4 million compared to 2009.

Power Solutions. Gross margin for our Power Solutions segment for the year ended December 31, 2010 decreased to 13.7% compared to 17.5% for the combined twelve-month period ended December 31, 2009. However, gross profit increased by $5.7 million for the year ended December 31, 2010 compared to the combined twelve-month period ended December 31, 2009 due to increased sales volume and average selling prices. Cost of sales for the year ended December 31, 2010 increased by $39.2 million compared to the combined twelve-month period ended December 31, 2009 primarily due to a $9.9 million increase in material costs, a $4.3 million increase in labor costs, a $16.8 million increase in subcontractor costs due to increased sales volume, a $3.9 million increase in overhead costs related to maintenance, repair and supplies expenses incurred for maintaining a higher level of utilization of our manufacturing facilities, and a $2.5 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar.

Semiconductor Manufacturing Services. Gross margin for our Semiconductor Manufacturing Services segment increased to 38.4% in the year ended December 31, 2010 from 31.6% in the combined twelve-month period ended December 31, 2009. This increase was primarily due to a decrease in unit cost of sales resulting from higher utilization of our manufacturing facilities and improved product mix. Gross profit increased by $73.0 million for the year ended December 31, 2010 compared to the combined twelve-month period ended December 31, 2009 due to increased sales volume and average selling prices. Cost of sales for the year ended December 31, 2010 increased by $70.8 million compared to the combined twelve-month period ended December 31, 2009, which was primarily attributable to a $17.3 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $19.2 million increase in material costs and a $25.5 million increase in labor costs resulting from the increased sales volume and the reinstatement of our salary level from our company-wide voluntary salary reductions that were in effect in the first half of 2009 and $16.3 million increase in overhead costs related to maintenance, repair and supplies expense incurred for maintaining higher levels of utilization of our manufacturing facilities. The total increase was partially offset by the impact of the fresh-start step-up of our inventory valuation, which decreased by $10.9 million compared to 2009.

All Other. Gross margin for All other remained the same as there was no cost of sales in either period.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $66.6 million, or 8.6% of net sales for the year ended December 31, 2010, compared to $70.8 million, or 12.6% of net sales for the combined twelve-month period ended December 31, 2009. The decrease of $4.2 million, or 5.9%, was primarily attributable to a $15.3 million decrease in outside service expenses, primarily due to a decrease in restructuring-related professional fees and related expenses. These decreases were partially offset by a $4.3 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar and a $7.3 million increase in salaries and severance benefits resulting from the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2010 were $83.5 million, an increase of $12.6 million, or 17.8%, from $70.9 million for the combined twelve-month period ended December 31, 2009. This increase was due to a $5.8 million unfavorable impact resulting from the appreciation of the Korean won against the U.S. dollar, a $5.1 million increase in salaries and related expenses resulting from the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009, a $1.9 million increase in material costs, a $1.1 million increase in outside service fees and a $4.2 million increase in amortization expenses due to the write-up of our intangible assets in accordance with fresh-start accounting. These increases were partially offset by a $5.3 million decrease in costs transferred from manufacturing to research and development expenses due to improved facilities utilization resulting from our higher net sales. Research and development expenses as a percentage of net sales were 10.8% in the year ended December 31, 2010, compared to 12.7% in the combined twelve-month period ended December 31, 2009.

Restructuring and Impairment Charges. Restructuring and impairment charges increased by $1.6 million in the year ended December 31, 2010 compared to the combined twelve-month period ended December 31, 2009. Impairment charges of $2.0 million recorded in the year ended December 31, 2010 were related to impairment of in-process research and development projects, which were accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting. Of the impairment charges of $2.0 million, $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of our annual impairment test of in-process research and development. Restructuring charges of $0.4 million recorded in the combined twelve-month period ended December 31, 2009 were related to the closure of our research and development facilities in Japan.

Operating Income from Continuing Operations

As a result of the foregoing, operating income from continuing operations increased by $75.0 million, or 458.5%, in the year ended December 31, 2010 compared to the combined twelve-month period ended December 31, 2009. As discussed above, the increase in operating income from continuing operations was primarily a result of the 37.6% increase in net sales over the prior year, partially offset by a $12.6 million, or 17.8%, increase in research and development expenses during the same year. The increase in net sales for the year ended December 31, 2010 is mainly due to increased sales volume driven by overall business recovery in the market and an improved product mix, primarily in connection with our Semiconductor Manufacturing Services segment.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $22.9 million during the year ended December 31, 2010, a decrease of $9.5 million compared to $32.4 million for the combined twelve-month period ended December 31, 2009. Interest expense for the year ended December 31, 2010 was incurred under our $250.0 million principal amount senior notes issued on April 9, 2010 and partially incurred under our new term loan, which was fully repaid on April 9, 2010. Interest expense for the combined twelve-month period ended December 31, 2009 was mainly incurred under our $750.0 million principal amount of notes and $95.0 million senior secured credit facility. Upon our emergence from reorganization proceedings, our $750.0 million notes were discharged pursuant to the reorganization plan. On November 6, 2009, $33.3 million of our senior secured credit facility was repaid in cash and $61.8 million was refinanced with the new term loan.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the year ended December 31, 2010 was $14.7 million, compared to net foreign currency gain of $52.8 million for the combined twelve-month period ended December 31, 2009. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from our intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,138.9:1 and 1,167.6:1 using the first base rate as of December 31, 2010 and December 31, 2009, respectively, as quoted by the Korea Exchange Bank.

Others. Others for the year ended December 31, 2010 was comprised of dividend income from our investment in equity instruments and loss on valuation of derivatives which were designated as hedging instruments. The majority of the loss was loss on valuation of derivatives which represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses. Income tax expenses for the year ended December 31, 2010 were $8.4 million, compared to income tax expenses of $9.2 million for the combined twelve-month period ended December 31, 2009. Income tax expenses for the year ended December 31, 2010 were comprised of $0.6 million of current income tax expenses, net incurred in various jurisdictions in which our overseas subsidiaries are located, $5.4 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, $2.5 million of additional recognition of liabilities for uncertain tax positions and a $1.5 million income tax effect from the change of deferred tax assets less $1.6 million reversal of liabilities for uncertain tax positions due to the lapse of the applicable statute of limitations.

Income from Discontinued Operations, Net of Taxes

Income from Discontinued Operations, Net of Taxes. During 2008, we closed our Imaging Solutions business segment. During the combined twelve-month period ended December 31, 2009, we recognized net income of $7.1 million relating to our discontinued operations, largely due to the sales of patents related to our closed Imaging Solutions business segment, which resulted in an $8.3 million gain.

Net Income (Loss)

As a result of the foregoing, net income decreased by $765.0 million in the year ended December 31, 2010 compared to the combined twelve-month period ended December 31, 2009. As discussed above, the decrease in net income was primarily due to $804.6 million decrease in net reorganization gain directly associated with our reorganization proceedings and primarily reflects the discharge of liabilities of $798.0 million, partially offset by an increase in operating income from continuing operations of $75.0 million, or 458.5%, compared to the combined twelve-month period ended December 31, 2009.

Results of Operations—Comparison of Years Ended December 31, 2009 and December 31, 2008

The following table sets forth consolidated results of operations for the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008:

	Successor Company		Predecessor Company				Change Amount
	Two-Month Period Ended December 31, 2009		Ten-Month Period Ended October 25, 2009		Year Ended December 31, 2008
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(In millions)
Net sales	$111.1	100.0%	$449.0	100.0%	$601.7	100.0%	$(41.6)
Cost of sales	90.4	81.4	311.1	69.3	445.3	74.0	(43.7)

Gross profit	20.7	18.6	137.8	30.7	156.4	26.0	2.1

Selling, general and administrative expenses	14.5	13.1	56.3	12.5	81.3	13.5	(10.5)
Research and development expenses	14.7	13.3	56.1	12.5	89.5	14.9	(18.6)
Restructuring and impairment charges	—	—	0.4	0.1	13.4	2.2	(12.9)

Operating income (loss) from continuing operations	(8.6)	(7.7)	25.0	5.6	(27.7)	(4.6)	44.1

Interest expense, net	(1.3)	(1.1)	(31.2)	(6.9)	(76.1)	(12.7)	43.7
Foreign currency gain (loss), net	9.3	8.4	43.4	9.7	(210.4)	(35.0)	263.2
Reorganization items, net	—	—	804.6	179.2	—	—	804.6

	8.1	7.3	816.8	181.9	(286.5)	(47.6)	1,111.5

Income (loss) from continuing operations before income taxes	(0.5)	(0.5)	841.8	187.5	(314.3)	(52.2)	1,155.5
Income tax expenses	1.9	1.8	7.3	1.6	11.6	1.9	(2.3)

Income (loss) from continuing operations	(2.5)	(2.2)	834.5	185.9	(325.8)	(54.2)	1,157.9
Income (loss) from discontinued operations, net of taxes	0.5	0.5	6.6	1.5	(91.5)	(15.2)	98.6

Net income (loss)	$(2.0)	(1.8)%	$841.1	187.3%	$(417.3)	(69.4)%	$1,256.4

Net Sales

	Successor Company		Predecessor Company				Change Amount
	Two-Month Period Ended December 31, 2009		Ten-Month Period Ended October 25, 2009		Year Ended December 31, 2008
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
		(In millions)
Display Solutions	$51.0	46.0%	$231.9	51.6%	$304.1	50.5%	$(21.2)
Power Solutions	4.7	4.3	7.6	1.7	5.4	0.9	6.9
Semiconductor Manufacturing Services	54.8	49.3	206.7	46.0	287.1	47.7	(25.7)
All other	0.5	0.5	2.8	0.6	5.0	0.8	(1.7)

	$111.1	100.0%	$449.0	100.0%	$601.7	100.0%	$(41.6)

Net sales were $111.1 million for the two-month period ended December 31, 2009 and $449.0 million for the ten-month period ended October 25, 2009, or $560.1 million in aggregate, a $41.6 million, or 6.9%, decrease, compared to $601.7 million in 2008. Net sales generated in our three operating segments during 2009 in aggregate were $556.7 million, a decrease of $39.9 million, or 6.7%, from 2008. This decrease was principally due to the impact of the depreciation of the Korean won against the U.S. dollar in the amount of $17.6 million and a decrease in average selling prices of our products, both of which were partially offset by increases in product sales volume. Among our segments, net sales decreased for our Display Solutions and our Semiconductor Manufacturing Service segments which was offset in part by an increase in net sales from our Power Solutions segment.

Display Solutions. Net sales from Display Solutions were $51.0 million for the two-month period ended December 31, 2009 and $231.9 million for the ten-month period ended October 25, 2009, or $282.9 million in aggregate, a $21.2 million, or 7.0%, decrease from $304.1 million for 2008. The decrease resulted from a 24.9% decrease in average selling prices, primarily from display driver products for LCD televisions, PC monitors and mobile devices. The reduction in average selling prices in 2009 resulted in part from reduced demand for consumer electronics products generally, and new products in particular, during the first half of 2009 as a result of the worldwide economic slowdown. These decreases in average selling prices were partially offset by a 24.6% increase in sales volume. Volume increased in the second half of 2009 as the consumer electronics industry began to recover from the economic slowdown as demand and shipments for consumer electronics products such as digital televisions, PCs, and smartphones increased.

Power Solutions. Net sales from Power Solutions were $4.7 million for the two-month period ended December 31, 2009 and $7.6 million for the ten-month period ended October 25, 2009, or $12.4 million in aggregate, a $6.9 million, or 127.6%, increase from $5.4 million for 2008. The increase resulted from a 221.3% increase in sales volume, most of which was attributable to higher demand for MOSFET products driven by our existing and new customers. Such increases in volume were partially offset by a 29.4% decrease in average sales prices. We were able to attract new customers, largely due to MOSFET products utilized in high voltage technologies and computing solutions.

Semiconductor Manufacturing Services. Net sales from Semiconductor Manufacturing Services were $54.8 million for the two-month period ended December 31, 2009 and $206.7 million for the ten-month period ended October 25, 2009, or $261.4 million in aggregate, a $25.7 million, or 8.9%, decrease compared to net sales of $287.1 million for 2008. This decrease was primarily due to a 0.5% decrease in sales volume and 3.4% decrease in average selling price of eight-inch equivalent wafers given decreased market demand for such products.

All other. Net sales from All other were $0.5 million for the two-month period ended December 31, 2009 and $2.8 million for the ten-month period ended October 25, 2009, or $3.3 million in aggregate compared to $5.0 million for 2008. This decrease of $1.7 million, or 33.6%, resulted from lower rental income due to the relocation of one of the lessees of one of our buildings.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008:

	Successor Company		Predecessor Company				Change Amount
	Two-Month Period Ended December 31, 2009		Ten-Month Period Ended October 25, 2009		Year Ended December 31, 2008
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
		(In millions)
Korea	$62.2	56.0%	$244.3	54.4%	$301.0	50.0%	$5.5
Asia Pacific	25.6	23.0	116.9	26.0	144.5	24.0	(2.0)
Japan	6.5	5.8	31.6	7.0	79.9	13.3	(41.8)
North America	14.9	13.4	48.5	10.8	61.3	10.2	2.0
Europe	1.9	1.7	7.7	1.7	14.9	2.5	(5.4)

	$111.1	100.0%	$449.0	100.0%	$601.7	100.0%	$(41.6)

Net sales in Japan in 2009 declined as a percentage of total net sales principally as a result of declines in customer sales relating to electronic games due to the overall slowness in that market.

Gross Profit

	Successor Company		Predecessor Company				Change Amount
	Two-Month Period Ended December 31, 2009		Ten-Month Period Ended October 25, 2009		Year Ended December 31, 2008
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
		(In millions)
Display Solutions	$8.7	17.1%	$61.8	26.6%	$57.4	18.9%	$13.1
Power Solutions	0.7	15.5	1.4	18.8	(4.3)	(78.6)	6.4
Semiconductor Manufacturing Services	10.7	19.5	71.8	34.8	98.4	34.3	(15.9)
All other	0.5	100.0	2.8	100.0	4.9	97.3	(1.6)

	$20.7	18.6%	$137.8	30.7%	$156.4	26.0%	$2.1

Total gross profit was $20.7 million for the two-month period ended December 31, 2009 and $137.8 million for the ten-month period ended October 25, 2009, or $158.5 million in aggregate compared to $156.4 million for 2008, a $2.1 million, or 1.3%, increase. Gross margin, or gross profit as a percentage of net sales, in 2009 increased to 28.3% compared to 26.0% for the year ended December 31, 2008. This increase in gross margin was primarily attributable to a $22.8 million favorable impact resulting from the depreciation of the Korean won against the U.S. dollar and an increase in sales volume. These increases were partially offset by lower average selling prices and the impact of a $17.2 million increase in our cost of sales as a result of the write-up of our inventory in accordance with the principles of fresh-start accounting upon the consummation of our reorganization proceedings. Cost of sales for the combined twelve-month period ended December 31, 2009 decreased by $43.7 million compared to 2008. The decreases in cost of sales were primarily due to a $40.4 million favorable impact resulting from the depreciation of the Korean won against the U.S. dollar, a $10.2 million decrease in labor costs, a $9.6 million decrease in subcontractor costs and a $3.2 million decrease in depreciation, which were partially offset by a $6.4 million increase in material costs resulting from the increase in sales volume and a $1.8 million increase of overhead costs. Gross margin for the two-month period ended December 31, 2009 was 18.6% compared to 30.7% for the ten-month period ended October 25, 2009. Gross margin was higher in the ten-month period ended October 25, 2009 compared to the two-month period ended December 31, 2009 principally due to a $17.2 million one-time impact on cost of sales which is recorded in the two-month period ended December 31, 2009 associated with the step up of our inventory as a result of adoption of fresh-start accounting. As of December 31, 2009, $0.7 million of the total increase in inventory valuation remained. We included the remaining increase in inventory valuation in cost of sales for the quarter ending March 31, 2010. As a result, we expect gross margin in future periods to return to historical levels, excluding foreign currency fluctuation impacts.

Display Solutions. Gross margin for Display Solutions for the combined twelve-month period ended December 31, 2009 improved to 24.9% compared to 18.9% for the year ended December 31, 2008 primarily due to a decrease in unit costs resulting from a 24.6% increase in sales volume compared to 2008 offset in part by lower average selling prices and the impact of the write-up of our inventory in accordance with fresh-start accounting. Cost of sales for the combined twelve-month period ended December 31, 2009 decreased by $34.3 million compared to 2008, primarily due to a $17.8 million favorable impact resulting from the depreciation of the Korean won against the U.S. dollar, a $7.1 million decrease in labor costs, a $8.2 million decrease in subcontractor costs and a $3.8 million decrease in depreciation, which were partially offset by a $3.8 million increase in material costs due to increased sales volume and a $7.2 million increase resulting from the step-up of our inventory valuation as a result of our adoption of fresh-start accounting.

Power Solutions. Gross margin for Power Solutions for the combined twelve-month period ended December 31, 2009 improved to 17.5% compared to (78.6)% for the year ended December 31, 2008 primarily due to lower unit costs resulting from the 221.3% increase in sales volume offset in part by lower average selling prices and the impact of the write-up of our inventory in accordance with fresh-start accounting. Cost of sales for the combined twelve-month period ended December 31, 2009 increased by $0.5 million compared to 2008, primarily due to a $2.3 million increase in material costs and a $1.1 million increase in overhead costs, which were partially offset by a $0.7 million favorable impact resulting from of the depreciation of the Korean won against the U.S. dollar. Gross margin was negative in 2008 as we first began operating the segment in late 2007 and had not yet achieved sales volumes required to generate a positive gross margin.

Semiconductor Manufacturing Services. Gross margin for Semiconductor Manufacturing Services decreased to 31.6% in the combined twelve-month period ended December 31, 2009 from 34.3% in the year ended December 31, 2008. This decrease was primarily due to an overall decrease in production volume and average selling prices in an aggregate amount of $29.5 million, partially offset by a $13.6 million favorable impact resulting from the depreciation of the Korean won against the U.S. dollar. Cost of sales for the combined twelve-month period ended December 31, 2009 decreased by $9.8 million compared to 2008, which was primarily attributable to a $21.9 million favorable impact resulting from the depreciation of the Korean won against the U.S. dollar, which was offset in part by a $0.4 million increase in material costs and a $10.9 million increase resulting from the step-up of our inventory valuation as a result of our adoption of fresh-start accounting.

All other. Gross margin for All other for the combined twelve-month period ended December 31, 2009 increased to 100.0% from 97.3% for the year ended December 31, 2008. All net sales included in All other in 2009 represent rent revenues for which there is no cost of sales. For 2008, All other included limited revenue from unit processing which resulted in a gross margin of 97.3%.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $70.8 million, or 12.6%, of net sales for the combined twelve-month period ended December 31, 2009 compared to $81.3 million, or 13.5%, for 2008. The decrease of $10.5 million, or 12.9%, from the prior-year period was attributable to a decrease of $7.2 million due to the depreciation of the Korean won against the U.S. dollar and a decrease of $3.6 million due to a reduction in headcount and a short-term decrease in salaries and related expenses in connection with our cost-reduction efforts in 2009 as well as a decrease in depreciation and amortization expenses of $4.9 million. These decreases were partially offset by a $6.1 million increase in outside service expenses.

Research and Development Expenses. Research and development expenses for the combined twelve-month period ended December 31, 2009 were $70.9 million, a decrease of $18.6 million, or 20.8%, from $89.5 million for the year ended December 31, 2008. This decrease was due to the depreciation of the Korean won against the U.S. dollar of $8.5 million, a $3.2 million decrease in salaries and related expenses due to lower headcount and our short-term decrease in salaries. Through our cost reduction initiatives, material costs decreased by $4.8 million and outside service fees decreased by $2.6 million. The remaining decrease in research and development expenses was attributable to reductions in various overhead expenses. Research and development expenses as a percentage of net sales were 12.7% in 2009, compared to 14.9% in 2008.

Restructuring and Impairment Charges. Restructuring and impairment charges decreased by $12.9 million in the combined twelve-month period ended December 31, 2009 compared to the year ended December 31, 2008. Restructuring charges of $0.4 million recorded in the ten-month period ended October 25, 2009 were related to the closure of one of our research and development facilities in Japan. Restructuring charges of $13.4 million for the year ended December 31, 2008 reflected an impairment charge of $14.2 million as a result of the significant reduction in net sales attributable to our Display Solutions products, offset in part by an $0.9 million reversal of unused accrued restructuring charges from prior periods.

Operating Income (Loss) from Continuing Operations

As a result of the foregoing, operating income (loss) from continuing operations increased by $44.1 million in the combined twelve-month period ended December 31, 2009 compared to a loss of $27.7 million in the year ended December 31, 2008. As discussed above, the increase in operating income from continuing operations was primarily a result of the decreases in selling, general and administrative expenses and research and development expenses, which are primarily due to the depreciation of the Korean won against the U.S. dollar, a decrease in depreciation and amortization expenses, and our cost reduction efforts to enhance our operating efficiency and improve our profitability. In connection with cost reduction, we implemented several restructuring plans including headcount reductions and a short-term decrease in salaries and related expenses, which had a positive effect on operating income.

Other Income (Expense)

Interest Expense, net. Net interest expense was $32.4 million during the combined twelve-month period ended December 31, 2009, a decrease of $43.7 million compared to $76.1 million for the year ended December 31, 2008. Interest expense was incurred under our $750 million principal amount of notes and our senior secured credit facility. From June 12, 2009, the date of our initial reorganization filing, to October 25, 2009, we did not accrue interest expenses related to our notes, which were categorized as liabilities subject to compromise. Upon our emergence from our reorganization proceedings, our $750.0 million notes were discharged pursuant to the reorganization plan. Net interest expense in 2008 included a write-off of remaining debt issuance costs of $12.3 million related to our notes since we were not compliant with certain financial covenants under the terms of our notes and therefore, amounts outstanding were reclassified as current portion of long-term debt in our balance sheet as of December 31, 2008.

Foreign Currency Gain (Loss), net. Net foreign currency gain for the combined twelve-month period ended December 31, 2009 was $52.8 million, compared to net foreign exchange loss of $210.4 million for the year ended December 31, 2008. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,167.6:1 and 1,262.0:1 using the first base rate as of December 31, 2009 as quoted by the Korea Exchange Bank and the noon buying rate in effect as of December 31, 2008 as quoted by the Federal Reserve Bank of New York, respectively. The exchange rate quotation from the Federal Reserve Bank was available on or before December 31, 2008.

Reorganization items, net. Net reorganization gain of $804.6 million in the ten-month period ended October 25, 2009 represents the impact of non-cash reorganization income and expense items directly associated with our reorganization proceedings and primarily reflects the discharge of liabilities of $798.0 million. Net reorganization gain also includes professional fees, the revaluation of assets and the write-off of debt issuance costs. These items are related primarily to our reorganization proceedings, and are not the result of our current operations. Accordingly, we do not expect these items to continue on an ongoing basis. Further information on reorganization related items is discussed in note 5 to the consolidated financial statements of MagnaChip Semiconductor Corporation included elsewhere in this Report.

Income Tax Expenses

Income Tax Expenses. Income tax expenses for the combined twelve-month period ended December 31, 2009 were $9.2 million, compared to income tax expenses of $11.6 million for the year ended December 31, 2008. Income tax expense for 2009 was comprised of $6.7 million of withholding taxes mostly paid on intercompany interest payments, $0.8 million of current income taxes incurred in various jurisdictions in which we operate and a $1.7 million income tax effect from the change of deferred tax assets. Due to the uncertainty of the utilization of foreign tax credits, we did not recognize these withholding taxes as deferred tax assets.

Income from discontinued operations, net of taxes

Income from discontinued operations, net of taxes. During 2008, we closed our Imaging Solutions business segment, recognizing a net loss of $91.5 million from discontinued operations, of which $15.9 million was from negative gross margin, $37.5 million was from research and development cost and $34.2 million was attributable to restructuring and impairment charges incurred during the third quarter of 2008. During the combined twelve-month period ended December 31, 2009, we recognized net income of $7.1 million relating to our discontinued operations, largely due to the sale of patents related to our closed Imaging Solutions business segment, which resulted in a $8.3 million gain.

Net Income (Loss)

As a result of the foregoing, net income increased by $1,256.4 million in the combined twelve-month period ended December 31, 2009 compared to a loss of $417.3 million in the year ended December 31, 2008. As discussed above, the increase in net income was primarily a result of our emergence from reorganization proceedings. Upon emergence from reorganization proceedings, a substantial majority of our indebtedness was discharged and recorded as reorganization gain of $804.6 million and such discharged liabilities resulted in a reduction in interest expense as well in the combined twelve-month period ended December 31, 2009. In addition, for the year ended December 31, 2008, a substantial foreign currency loss of $210.4 million due to the depreciation of the Korean won against the U.S. dollar and a net loss of $91.5 million from our closed Imaging Solutions Business segment were recorded.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net income (loss) less income (loss) from discontinued operations, net of taxes, adjusted to exclude (i) depreciation and amortization associated with continuing operations, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) other restructuring charges, (vi) abandoned IPO expenses, (vii) reorganization items, net, (viii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (ix) equity-based compensation expense, (x) foreign currency gain (loss), net and (xi) derivative valuation gain (loss), net. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

•	Adjusted EBITDA eliminates the impact of a number of items that may be either one time or recurring items that we do not consider to be indicative of our core ongoing operating performance;

•	we believe that Adjusted EBITDA is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry;

•	we anticipate that our investor and analyst presentations after we are public will include Adjusted EBITDA; and

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

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
		(In millions)
Net income (loss)	$74.1	$(2.0)	$841.1	$(417.3)
Less: Income (loss) from discontinued operations, net of taxes	—	0.5	6.6	(91.5)

Income (loss) from continuing operations	74.1	(2.5)	834.5	(325.8)
Adjustments:
Depreciation and amortization associated with continuing operations	58.4	11.2	37.7	63.8
Interest expense, net	22.9	1.3	31.2	76.1
Income tax expenses	8.4	1.9	7.3	11.6
Restructuring and impairment charges(a)	2.0	—	0.4	13.4
Other restructuring charges(b)	—	—	13.3	6.2
Abandoned IPO expenses(c)	—	—	—	3.7
Reorganization items, net(d)	—	—	(804.6)	—
Inventory step-up(e)	0.9	17.2	—	—
Equity-based compensation expense(f)	5.2	2.2	0.2	0.5
Foreign currency loss (gain), net(g)	(14.7)	(9.3)	(43.4)	210.4
Derivative valuation loss, net(h)	0.7	—	—	—

Adjusted EBITDA	$157.9	$22.1	$76.6	$59.8

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, (ii) for 2009, termination benefits and other related costs, for the ten-month period ended October 25, 2009 in connection with the closure of one of our research and development facilities in Japan, (iii) for 2008, goodwill impairment triggered by the significant adverse change in the revenue of our mobile display solutions, or MDS reporting unit, and a reversal of a portion of the restructuring accrual related to the closure of our Gumi five-inch wafer fabrication facilities in 2007. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)

This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations. These charges are comprised of the following: (i) for 2009, a charge of $13.3 million for restructuring-related professional fees and related expenses, and (ii) for 2008, a charge of $6.2 million for restructuring-related professional fees and related expenses. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.

(c)	This adjustment eliminates a $3.7 million charge related to expenses incurred in connection with our abandoned initial public offering in 2008. We do not believe that these charges are indicative of our core operating performance. We incurred similar costs in connection with the MagnaChip Corporation IPO.
(d)	This adjustment eliminates the impact of largely non-cash reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees, the revaluation of assets, the effects of the Chapter 11 reorganization plan and fresh-start accounting principles and the write-off of debt issuance costs. Included in reorganization items, net for the ten-month period ended October 25, 2009 was our predecessor’s gain recognized from the effects of our reorganization proceedings. The gain results from the difference between our predecessor’s carrying value of remaining pre-petition liabilities subject to compromise and the amounts to be distributed pursuant to the reorganization proceedings. The gain from the effects of the reorganization proceedings and the application of fresh-start accounting principles is comprised of the discharge of liabilities subject to compromise, net of the issuance of new common units and new warrants and the accrual of amounts to be settled in cash. For details regarding this adjustment, see note 5 to the consolidated financial statements of MagnaChip Semiconductor Corporation included elsewhere in this Report. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our Chapter 11 reorganization.
(e)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(f)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(g)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(h)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

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

We present Adjusted Net Income as a further supplemental measure of our performance. We prepare Adjusted Net Income by adjusting net income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income for a number of reasons, including:

•	we use Adjusted Net Income in communications with our board of directors concerning our consolidated financial performance;

•	we believe that Adjusted Net Income is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry; and

•	we anticipate that our investor and analyst presentations after we are public will include Adjusted Net Income.

•

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income (loss) less income (loss) from discontinued operations, net of taxes, excluding (i) restructuring and impairment charges, (ii) other restructuring charges, (iii) abandoned IPO expenses, (iv) reorganization items, net, (v) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (vi) equity-based compensation expense, (vii) amortization of intangibles associated with continuing operations, (viii) foreign currency gain (loss) and (ix) derivative valuation gain (loss), net.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
	(In millions)
Net income (loss)	$74.1	$(2.0)	$841.1	$(417.3)
Less: Income (loss) from discontinued operations, net of taxes	—	0.5	6.6	(91.5)

Income (loss) from continuing operations	74.1	(2.5)	834.5	(325.8)
Adjustments:
Restructuring and impairment charges(a)	2.0	—	0.4	13.4
Other restructuring charges(b)	—	—	13.3	6.2
Abandoned IPO expenses(c)	—	—	—	3.7
Reorganization items, net(d)	—	—	(804.6)	—
Inventory step-up(e)	0.9	17.2	—	—
Equity-based compensation expense(f)	5.2	2.2	0.2	0.5
Amortization of intangibles associated with continuing operations(g)	21.0	5.6	8.8	20.0
Foreign currency loss (gain), net(h)	(14.7)	(9.3)	(43.4)	210.4
Derivative valuation loss, net(i)	0.7	—	—	—

Adjusted Net Income (Loss)	$89.2	$13.3	$9.3	$(71.7)

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, (ii) for 2009, termination benefits and other related costs, for the ten-month period ended October 25, 2009 in connection with the closure of one of our research and development facilities in Japan, (iii) for 2008, goodwill impairment triggered by the significant adverse change in the revenue of our MDS reporting unit and a reversal of a portion of the restructuring accrual related to the closure of our Gumi five-inch wafer fabrication facilities in 2007. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations. These charges are comprised of the following: (i) for 2009, a charge of $13.3 million for restructuring-related professional fees and related expenses, and (ii) for 2008, a charge of $6.2 million for restructuring-related professional fees and related expenses. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.
(c)	This adjustment eliminates a $3.7 million charge in 2008 related to expenses incurred in connection with our abandoned initial public offering in 2008. We do not believe that these charges are indicative of our core operating performance. We incurred similar costs in connection with the MagnaChip Corporation IPO.

(d)	This adjustment eliminates the impact of largely non-cash reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees, the revaluation of assets, the effects of the Chapter 11 reorganization plan and fresh-start accounting principles and the write-off of debt issuance costs. Included in reorganization items, net for the ten-month period ended October 25, 2009 was our predecessor’s gain recognized from the effects of our reorganization proceedings. The gain results from the difference between our predecessor’s carrying value of remaining pre-petition liabilities subject to compromise and the amounts to be distributed pursuant to the reorganization proceedings. The gain from the effects of the reorganization proceedings and the application of fresh-start accounting principles is comprised of the discharge of liabilities subject to compromise, net of the issuance of new common units and new warrants and the accrual of amounts to be settled in cash. For details regarding this adjustment, see note 5 to the consolidated financial statements of MagnaChip Semiconductor Corporation included elsewhere in this Report. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our reorganization proceedings.
(e)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(f)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(g)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(h)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(i)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

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

Periodic Results of Operations

The following tables set forth unaudited selected consolidated financial data for each of the quarters in the eight-quarter period ended December 31, 2010. The information for each of these periods has been prepared on the same basis as the audited financial statements included elsewhere in this Report and, in the opinion of management, includes adjustments for normal recurring items, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Report. These operating results are not necessarily indicative of our operating results for any future period.

	Successor(1)					Predecessor(1)
	Three Months Ended				Two-Month Period Ended December 31, 2009**	One-Month Period Ended October 25, 2009*	Three Months Ended
	December 31, 2010*	September 30, 2010*	June 30, 2010*	March 31, 2010*			September 27, 2009*	June 28, 2009*	March 29, 2009*
					(In millions)
Statements of Operations Data:
Net sales	$186.8	$209.4	$194.7	$179.5	$111.1	$51.2	$156.6	$139.7	$101.5
Cost of sales	126.4	140.1	130.2	130.1	90.4	34.8	104.5	91.4	80.6

Gross profit	60.4	69.3	64.5	49.4	20.7	16.5	52.2	48.3	20.9

Selling, general and administrative expenses	16.6	16.2	16.0	17.9	14.5	5.5	17.2	18.4	15.3
Research and development expenses	19.3	23.1	20.5	20.5	14.7	5.2	17.7	16.2	17.0
Restructuring and impairment charges	1.0	0.4	0.3	0.3	—	—	—	0.4	0.1

Operating income (loss) from continuing operations	23.5	29.6	27.8	10.6	(8.6)	5.8	17.3	13.4	(11.4)

Interest expense, net	(7.0)	(7.3)	(6.6)	(2.0)	(1.3)	(1.0)	(2.6)	(12.8)	(14.7)
Foreign currency gain (loss), net	—	41.4	(48.3)	21.6	9.3	7.4	45.4	30.8	(40.2)
Reorganization items, net	—	—	—	—	—	809.0	(4.1)	(0.3)	—
Others	—	0.3	(1.0)	(0.1)	—	—	—	—	—

	(7.0)	34.4	(55.8)	19.5	8.1	815.4	38.7	17.6	(54.9)
Income (loss) from continuing operations before income taxes	16.5	64.0	(28.0)	30.1	(0.5)	821.2	56.0	31.0	(66.3)
Income tax expenses (benefits)	4.2	2.5	2.7	(1.0)	1.9	(0.1)	2.4	2.4	2.6

Income (loss) from continuing operations	12.3	61.5	(30.7)	31.1	(2.5)	821.3	53.5	28.6	(68.9)

Income (loss) from discontinued operations, net of taxes	—	—	—	—	0.5	(0.6)	8.9	(1.0)	(0.8)

Net income (loss)	$12.3	$61.5	$(30.7)	$31.1	$(2.0)	$820.7	$62.4	$27.6	$(69.7)

Earnings (loss) per share/unit from continuing operations—
Basic	$0.32	$1.63	$(0.81)	$0.82	$(0.07)	$15.52	$1.01	$0.48	$(1.37)
Diluted	$0.31	$1.57	$(0.81)	$0.81	$(0.07)	$15.52	$1.01	$0.48	$(1.37)

Earnings (loss) per share/unit from discontinued operations—
Basic and diluted	$—	$—	$—	$—	$0.02	$(0.01)	$0.17	$(0.02)	$(0.01)

Earnings (loss) per share/unit—
Basic	$0.32	$1.63	$(0.81)	$0.82	$(0.05)	$15.51	$1.18	$0.46	$(1.38)
Diluted	$0.31	$1.57	$(0.81)	$0.81	$(0.05)	$15.51	$1.18	$0.46	$(1.38)

Supplemental Data (unaudited):
Adjusted EBITDA(2)	$39.7	$45.7	$43.8	$28.7	$22.1	$10.6	$34.5	$29.3	$2.3
Adjusted Net Income (Loss)(3)	17.4	26.2	25.7	19.9	13.3	6.9	20.4	5.0	(22.9)

*	Derived from our unaudited interim consolidated financial statements.
**	Derived from our audited consolidated financial statements.
(1)	As of October 25, 2009, the fresh-start adoption date, we adopted fresh-start accounting for our consolidated financial statements. Because of the emergence from reorganization proceedings and adoption of fresh-start accounting, the historical financial information for periods after October 25, 2009 is not fully comparable to periods before October 25, 2009. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Changes to Our Business.”

(2)	We define Adjusted EBITDA as net income (loss) less income (loss) from discontinued operations, net of taxes, adjusted to exclude (i) depreciation and amortization associated with continuing operations, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) other restructuring charges, (vi) abandoned IPO expenses, (vii) reorganization items, net, (viii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (ix) equity-based compensation expense,(x) foreign currency gain (loss), net and (xi) derivative valuation gain (loss), net. A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Successor					Predecessor
	Three Months Ended				Two-Month Period Ended December 31, 2009	One-Month Period Ended October 25, 2009	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010			September 27, 2009	June 28, 2009	March 29, 2009
		(In millions)
Net income (loss)	$12.3	$61.5	$(30.7)	$31.1	$(2.0)	$820.7	$62.4	$27.6	$(69.7)
Less: Income (loss) from discontinued operations, net of taxes	—	—	—	—	0.5	(0.6)	8.9	(1.0)	(0.8)

Income (loss) from continuing operations	12.3	61.5	(30.7)	31.1	(2.5)	821.3	53.5	28.6	(68.9)
Adjustments:
Depreciation and amortization associated with continuing operations	14.1	14.3	14.5	15.5	11.2	3.6	11.9	11.7	10.4
Interest expense, net	7.0	7.3	6.6	2.0	1.3	1.0	2.6	12.8	14.7
Income tax expenses (benefits)	4.2	2.5	2.7	(1.0)	1.9	(0.1)	2.4	2.4	2.6
Restructuring and impairment charges(a)	1.0	0.4	0.3	0.3	—	—	—	0.4	0.1
Other restructuring charges(b)	—	—	—	—	—	1.1	5.3	3.7	3.1
Reorganization items, net(c)	—	—	—	—	—	(809.0)	4.1	0.3	—
Inventory step-up(d)	—	—	—	0.9	17.2	—	—	—	—
Equity-based compensation expense(e)	1.2	1.3	1.3	1.5	2.2	—	0.1	0.1	0.1
Foreign currency loss (gain), net(f)	—	(41.4)	48.3	(21.6)	(9.3)	(7.4)	(45.4)	(30.8)	40.2
Derivative valuation loss (gain), net(g)	—	(0.3)	1.0	0.1	—	—	—	—	—

Adjusted EBITDA	$39.7	$45.7	$43.8	$28.7	$22.1	$10.6	$34.5	$29.3	$2.3

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2010, impairment charges of an aggregate of $2.0 million recorded, of which an aggregate of $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and an aggregate of $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, and (ii) for the three months ended June 28 and March 29, 2009, termination benefits and other related costs in connection with the closure of one of our research and development facilities in Japan.
(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations. These charges are restructuring-related professional fees and related expenses incurred during each period.
(c)	This adjustment eliminates the impact of largely non-cash reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees, the revaluation of assets, the effects of the Chapter 11 reorganization plan and fresh-start accounting principles and the write-off of debt issuance costs. These items are comprised of the following: (i) for the one-month period ended October 25, 2009, our predecessor’s gain recognized upon the effectiveness of the reorganization plan which was primarily composed of debt discharge gains and net of reorganization related professional fees and other charges, and (ii) for three months ended September 27, 2009 and June 28, 2009, professional fees incurred in connection with our reorganization proceedings.
(d)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(e)	This adjustment eliminates the impact of non-cash equity-based compensation expenses.

(f)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables.
(g)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(3)	We define Adjusted Net Income as net income (loss) less income (loss) from discontinued operations, net of taxes, excluding (i) restructuring and impairment charges, (ii) other restructuring charges, (iii) abandoned IPO expenses, (iv) reorganization items, net, (v) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (vi) equity-based compensation expense, (vii) amortization of intangibles associated with continuing operations, (viii) foreign currency gain (loss) and (ix) derivative valuation gain (loss), net. The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor					Predecessor
	Three Months Ended				Two-Month Period Ended December 31, 2009	One-Month Period Ended October 25, 2009	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010			September 27, 2009	June 28, 2009	March 29, 2009
		(In millions)
Net income (loss)	$12.3	$61.5	$(30.7)	$31.1	$(2.0)	$820.7	$62.4	$27.6	$(69.7)
Less: Income (loss) from discontinued operations, net of taxes	—	—	—	—	0.5	(0.6)	8.9	(1.0)	(0.8)

Income (loss) from continuing operations	12.3	61.5	(30.7)	31.1	(2.5)	821.3	53.5	28.6	(68.9)
Adjustments:
Restructuring and impairment charges(a)	1.0	0.4	0.3	0.3	—	—	—	0.4	0.1
Other restructuring charges(b)	—	—	—	—	—	1.1	5.3	3.7	3.1
Reorganization items, net(c)	—	—	—	—	—	(809.0)	4.1	0.3	—
Inventory step-up(d)	—	—	—	0.9	17.2	—	—	—	—
Equity-based compensation expense(e)	1.2	1.3	1.3	1.5	2.2	—	0.1	0.1	0.1
Amortization of intangibles associated with continuing operations(f)	2.9	4.7	5.7	7.7	5.6	0.9	2.8	2.7	2.4
Foreign currency loss (gain), net(g)	—	(41.4)	48.3	(21.6)	(9.3)	(7.4)	(45.4)	(30.8)	40.2
Derivative valuation loss (gain), net(h)	—	(0.3)	1.0	0.1	—	—	—	—	—

Adjusted Net Income (Loss)	$17.4	$26.2	$25.7	$19.9	$13.3	$6.9	$20.4	$5.0	$(22.9)

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2010, impairment charges of an aggregate of $2.0 million recorded, of which an aggregate of $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and an aggregate of $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, and (ii) for the three months ended June 28, 2009 and March 29, 2009, termination benefits and other related costs in connection with the closure of one of our research and development facilities in Japan.
(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations. These charges are restructuring-related professional fees and related expenses incurred during each period.
(c)

This adjustment eliminates the impact of largely non-cash reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees, the revaluation of assets, the effects of the Chapter 11 reorganization plan and fresh-start accounting principles and the write-off of debt issuance costs. These items are comprised of the following: (i) for the one-month period ended October 25, 2009, our predecessor’s gain recognized upon the effectiveness of the reorganization plan which was primarily composed of debt discharge gains and net of reorganization related professional fees and other charges, and (ii) for three months ended September 27, 2009 and June 28, 2009, professional fees incurred in connection with our reorganization proceedings.

(d)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(e)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(f)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the acquisition accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings.
(g)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables.
(h)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

Net sales increased 37.7% from the three months ended March 29, 2009 to the three months ended June 28, 2009 partially due to the fact that the first quarter is traditionally a seasonally slow quarter for us due to reduced demand for consumer products after the end of the holiday season. Our net sales increased 12.1% from the three months ended June 29, 2009 to the three months ended September 27, 2009, primarily as a result of increased demand as the consumer electronics industry began to recover from the economic slowdown. Our net sales for the combined three-month period ended December 31, 2009 increased by 3.6% from the three months ended September 27, 2009 due to increased market demand which overcame our seasonal weakness. Our net sales for the three months ended March 31, 2010 increased by 10.6% from the combined three-month period ended December 31, 2009 as the overall recovery from the economic slowdown had a greater impact than our typical seasonal weakness. Our net sales for the three months ended June 30, 2010 increased by 8.5% from the three months ended March 31, 2010 due to improved product mix and increased market demand as the consumer electronics industry continued to recover from the economic slowdown. Our net sales for the three months ended September 30, 2010 increased by 7.6% from the three months ended June 30, 2010, primarily due to improved product mix and increased market demand for Semiconductor Manufacturing Services and Power Solutions products. Our net sales for the three months ended December 31, 2010 decreased by 10.8% from the three months ended September 30, 2010, primarily due to decreased market demand for Semiconductor Manufacturing Services and Display Solutions products as a result of our customers’ efforts to reduce their inventory levels.

Gross margin increased to 34.6% and 33.3% in the three months ended June 28, 2009 and September 27, 2009, respectively, from 20.6% in the three months ended March 29, 2009. The increase was primarily related to an increase in sales volume resulting from increased demand in connection with the global economic recovery and the impact of our cost reduction efforts. Gross margin in the combined three-month period ended December 31, 2009 decreased primarily due to a $17.2 million unfavorable impact which resulted from the write-up of our inventory in accordance with the principles of fresh-start accounting upon our emergence from reorganization proceedings. Gross margin in the three months ended March 31, 2010 improved as compared to the combined three- month period ended December 31, 2009 as the unfavorable impact from the inventory write-up of our inventory was limited to $0.9 million which had not yet been recognized as of December 31, 2009. Gross margin increased to 33.1% in the three months ended June 30, 2010 from 27.5% in the three months ended March 31, 2010. The increase was primarily due to increased sales volume and improved utilization of our manufacturing facilities. Gross margin was 33.1% as a percent of revenue in the three months ended September 30, 2010, and remained the same as the three months ended June 30, 2010. Gross margin decreased to 32.3% in the three months ended December 31, 2010 from 33.1% in the three months ended September 30, 2010. The decrease was primarily due to decreased sales volume resulting from our customers’ efforts to reduce their inventory levels and lower utilization of our manufacturing facilities.

Selling, general and administrative expenses for the three months ended June 28, 2009 and September 27, 2009 increased compared to the three months ended March 29, 2009 primarily due to the increase in outside service fees for restructuring-related professional fees and related expenses. Selling, general and administrative expenses for the combined three-month period ended December 31, 2009 increased compared to the three months ended September 27, 2009 due to an increase in salaries resulting from incentive payments made to our employees following our successful emergence from our reorganization proceedings and an increase in amortization expenses resulting from the write-up of certain intangible assets in accordance with the application of fresh-start accounting. Selling, general and administrative expenses for the three months ended June 30, 2010 decreased compared to the three months ended March 31, 2010 primarily due to decreases in depreciation and amortization as amortization of certain intangible assets was completed in April 2010. Selling, general and administrative expenses remained relatively constant over the quarters ended December 31, 2010, September 30, 2010 and June 30, 2010.

Research and development expenses remained relatively constant in absolute dollars over the eight quarter period. Research and development expense as a percentage of net sales was 16.7% in the three months ended March 29, 2009, which was higher than other quarters due to the substantially lower net sales in the three months ended March 29, 2009.

Restructuring and impairment charges for the three months ended June 28, 2009 and March 29, 2009, were related to termination benefits and other related costs in connection with the closure of one of our research and development facilities in Japan. Restructuring and impairment charges for the three months ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31 ,2010 were related to impairment of in-process research and development projects in each period, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting.

Interest expense, net, decreased in the three months ended September 27, 2009 as we did not accrue for interest expense related to our $750.0 million notes from June 12, 2009, the date of our initial reorganization filing, to October 25, 2009, as they were categorized as liabilities subject to compromise. These notes were discharged pursuant to the reorganization plan upon our emergence from our reorganization proceedings. As a result of our April 2010 senior notes offering and repayment of our new term loan, our interest expense, net, for the three months ended June 30, 2010 increased compared to the three months ended March 31, 2010. Interest expenses for the three months ended September 30, 2010 increased compared to the three months ended June 30, 2010 as interest for the senior notes was fully recognized during the period. Interest expenses for the three months ended December 31, 2010 remained relatively constant compare to the three months ended September 30, 2010.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowing at our Korean subsidiary and is affected by changes in the exchange rate between Korean won and the U.S. dollar. During the three months ended March 29, 2009 and the three months ended June 30, 2010, foreign currency loss was recognized due to the depreciation of the Korean won against the U.S. dollar. During the three months ended June 28, 2009, the three months ended September 27, 2009, the combined three-month period ended December 31, 2009, the three months ended March 31, 2010, and the three months ended September 30, 2010, foreign currency gains have been recognized due to the appreciation of the Korean won against the U.S. dollar. During the three months ended December 31, 2010, the foreign exchange rate between Korean won and the U.S. dollar remained relatively constant.

Reorganization items, net, were incurred from our reorganization proceedings, implementation of our plan of reorganization, and the adoption of fresh-start reporting, and consisted mainly of the discharge of liabilities subject to compromise.

Others for each quarter in the year ended December 31, 2010 were comprised of dividend income from our investment in equity instruments and loss on valuation of derivatives, which represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income tax expense for 2009 and 2010 was primarily comprised of withholding taxes paid on intercompany interest payments, current income taxes incurred in various jurisdictions in which we operate, liabilities for uncertain tax positions and the income tax effect from the change of deferred tax assets. Income tax benefits in the three months ended March 31, 2010 were primarily derived from the reversal of liabilities for uncertain tax positions due to the lapse of the applicable statute of limitations. Income tax expenses for the three months ended December 31, 2010 increased compared to the three months ended September 30 and June 30, 2010 primarily due to increase in liabilities for uncertain tax positions.

Income (loss) from discontinued operations during 2009 related to our former Imaging Solutions business segment. Income from discontinued operations in the three months ended September 27, 2009 was primarily derived from the sale of patents related to Imaging Solutions business segment.

Liquidity and Capital Resources

Our principal capital requirements are to invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash and cash equivalents, our cash flows from operations and our financing activities, including $46.1 million of net proceeds from the $250 million aggregate principal amount senior notes offering. The principal purpose of the senior notes offering was to fund a $130.7 million distribution to our unitholders. Most of our current equity holders are former creditors and the distribution allowed us to provide a return to creditors that supported us during our reorganization proceedings. The distribution to our unitholders was approved by our board of directors and was not required due to any contractual or other obligation. In addition to the distribution, we used the proceeds of the senior notes offering to increase our cash reserves and pay down current debt that was accruing interest at a higher rate than the notes. We funded the distribution and other uses of proceeds through the senior notes offering because we believed that the debt market at the time would be receptive to the offering and because we could affect a debt offering faster than other forms of financing, including equity financing. Although we currently anticipate these sources of liquidity will be sufficient to meet our cash needs through the next twelve months, our operating cash flow was negative for the two-month period ended December 31, 2009 as well as for 2008 and 2007 and we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our business plans, operating performance, and the condition of the capital markets at the time we seek financing and could be adversely impacted by our 2009 reorganization proceedings and our non-compliance with bank covenants that preceded the filing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. The current rating of our senior notes is B2 by Moody’s and B+ by Standard and Poors, both of which are below investment grade. Any lowering of these ratings would adversely impact our ability to raise additional debt financing and increase the cost of any such financing that may be obtained. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. As of December 31, 2010, our cash and cash equivalents balance was $172.2 million, a $107.2 million increase, compared to $64.9 million as of December 31, 2009. The increase resulted from $106.4 million of cash inflow provided by operating activities and $42.5 million of cash inflow provided by financing activities, which was offset by $43.7 million cash outflow used in investing activities. As of December 31, 2009, our cash and cash equivalents balance was $64.9 million, a $49.1 million increase from our cash, cash equivalents and restricted cash balance of $15.8 million as of December 31, 2008. The increase in cash and cash equivalents for the combined twelve-month period ended December 31, 2009 was primarily attributable to a cash inflow of $41.5 million from operating activities, coupled with a cash inflow of $11.5 million from investing activities.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $106.4 million for the year ended December 31, 2010, compared to $41.5 million of cash provided by operating activities in the combined twelve-month period ended December 31, 2009. The increase was primarily attributable to an increase in gross profit of $85.0 million resulting from higher net sales. The net operating cash inflow for the year ended December 31, 2010 reflects our net income of $74.1 million adjusted by non-cash charges of $73.4 million, which mainly consisted of depreciation and amortization charges and gain on foreign currency translation, net, which was partially offset by an increase in net operating assets of $41.1 million.

Cash flows generated by operating activities totaled $41.5 million in the combined twelve-month period ended December 31, 2009, compared to $18.4 million of cash used in operating activities in 2008. This increase in cash flows was primarily attributable to income from continuing operations which improved due to the restructuring of our operations and our reorganization plan as described above. The net operating cash inflow for the combined twelve-month period ended December 31, 2009 principally reflected our net income of $839.1 million adjusted by non-cash charges of $799.4 million, which mainly consisted of non-cash reorganization items derived from our reorganization plan.

Our working capital balance as of December 31, 2010 was $273.6 million compared to $128.5 million as of December 31, 2009. The $145.1 million increase was primarily attributable to a $107.2 million increase in cash and cash equivalents provided by operating activities and financing activities, a $44.8 million increase in accounts receivable due to an increase in net sales which was partially offset by a $7.5 million increase in other accounts payable associated with capital expenditures and a $10.5 million increase in accrued expenses mainly due to an increase in accrued interest expenses incurred under our $250.0 million principal amount of senior notes.

Our working capital balance as of December 31, 2009 was $128.5 million, compared to negative $814.5 million as of December 31, 2008. The significant increase in our working capital balance was principally due to the discharge of $750.0 million in debt recorded in current liabilities resulting from our reorganization plan in 2009 as well as cash generated from operations and investing activities.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $43.7 million in the year ended December 31, 2010, compared to $11.5 million of cash generated by investing activities in the combined twelve-month period ended December 31, 2009. The increase was primarily due to an increase in capital expenditures of $35.0 million. In 2009, cash of $11.4 million was released from restriction in connection with our reorganization plan, which contributed to cash flows generated by investing activities.

Cash flows generated by investing activities totaled $11.5 million in the combined twelve-month period ended December 31, 2009, compared to $39.6 million of cash used in investing activities in the 2008. In 2009, we had a decrease in capital expenditures of $20.5 million from $29.7 million in 2008 to $9.2 million in the combined twelve-month period ended December 31, 2009. In 2008, cash of $11.8 million was restricted pursuant to the terms of a forbearance agreement in relation to short-term borrowings; in 2009, it was released from restriction in connection with our reorganization plan. Cash flow from investing activities in 2009 also included cash proceeds of $9.4 million from the sale of intangible assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $42.5 million in the year ended December 31, 2010, compared to $2.0 million in the combined twelve-month period ended December 31, 2009. On April 9, 2010, we completed the sale of $250 million in aggregate principal amount of 10.5% senior notes due 2018, which we refer to as our senior notes. Of the $238.4 million of net proceeds, which represents $250 million of principal amount net of $3.3 million of original issue discount and $8.3 million of debt issuance costs, $130.7 million was used to make a distribution to our unitholders and $61.8 million was used to repay all outstanding borrowings under our new term loan. On August 31, 2010, we acquired $10,673 thousand of tangible assets as noncash investing and financing activities by entering into a capital lease agreement.

Cash flows provided by financing activities totaled $2.0 million in the combined twelve-month period ended December 31, 2009, compared to $14.7 million in 2008. There were no significant financing activities in 2009 other than the repayment of short-term borrowings and the issuance of common units as part of our reorganization in 2009.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the year ended December 31, 2010, capital expenditures were $44.2 million, a $35.0 million, or 379.7%, increase from $9.2 million in the combined twelve-month period ended December 31, 2009. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

For the combined twelve-month period ended December 31, 2009, capital expenditures were $9.2 million, a $20.5 million, or 69.0%, decrease from $29.7 million in 2008 due to no additional capacity increase during our reorganization proceedings.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In millions)
Senior notes(1)	$446.9	$26.3	$26.3	$26.3	$26.3	$26.3	$315.6
Capital lease(2)	9.4	6.2	3.2	—	—	—	—
Operating lease(2)	51.3	5.3	4.0	2.0	1.9	1.9	36.2
Others(3)	10.8	6.0	4.7	0.2	—	—	—

(1)	$250 million aggregate principal amount as well as interest payments of senior notes issued in April 2010, which bear interest at a rate of 10.5% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,138.9.
(3)	Includes license agreements and other contractual obligations.

The indenture relating to our $250 million senior notes contains covenants that limit our ability and the ability of our restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem our capital stock or equity interests of our restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment, sinking fund payment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness or related guarantee; (vi) merge with or into or sell all or substantially all of our assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity, to make loans to us or other restricted subsidiaries or to transfer assets to us or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

We lease equipment for manufacturing and research and development purposes. These leases are accounted for as capital leases as the ownership of the equipment will be transferred to us upon expiration of the lease terms or we have bargain purchase options at the end of the lease terms.

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $2.9 million as of December 31, 2010. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

We believe that our significant accounting policies, which are described in notes 3 and 4 to the consolidated financial statements of MagnaChip Semiconductor Corporation for the year ended December 31, 2010 included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

Technology, customer relationships and intellectual property assets are considered definite-lived assets and are amortized on a straight-line basis over their respective useful lives, ranging from 1 to 10 years.

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

Accounting for Stock/Unit-based Compensation

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

Fresh-Start Reporting

Upon emergence from our reorganization proceedings, we adopted fresh-start reporting in accordance with ASC 852. Our emergence from reorganization proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit. Accordingly, our consolidated financial statements for periods prior to and including October 25, 2009 are not comparable to consolidated financial statements presented on or after October 25, 2009.

Fresh-start reporting reflects our value as determined in our confirmed plan of reorganization. Under fresh-start reporting, our asset values were remeasured and allocated in conformity with ASC guidance on business combinations. Fresh-start reporting required that all liabilities, other than deferred taxes and severance benefits, be stated at fair value. Deferred taxes are determined in conformity with ASC guidance on income taxes or ASC 740.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, or ASU 2010-06, which amends the disclosure requirements of ASC 820, “Fair Value Measurements and Disclosures,” as of January 1, 2010, or ASC 820. ASU 2010-06 requires new disclosures for any transfers of fair value into and out of Level 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements within the reconciliation of Level 3 unobservable inputs. We previously adopted ASC 820 on January 1, 2008 and January 1, 2009 for financial assets and liabilities and for nonfinancial assets and liabilities, respectively. ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the Level 3 reconciliation which is effective for annual and interim periods beginning after December 15, 2010. The adoption of ASU 2010-06 as of January 1, 2010 did not have a material effect on our financial condition or results of operations. We do not expect the adoption of ASU 2010-06 in relation to the Level 3 reconciliation to have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued ASC 810, “Consolidation,” or ASC 810, which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities. We were required to adopt ASC 810 as of the beginning of 2010. The adoption of ASC 810 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the market risk that the value of a financial instrument will fluctuate due to changes in market conditions, primarily from changes in foreign currency exchange rates and interest rates. In the normal course of our business, we are subject to market risks associated with interest rate movements and currency movements on our assets and liabilities.

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2010 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $3.8 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at December 31, 2010, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.2 million in our U.S. dollar cash balance.

Interest Rate Exposures

On April 9, 2010, we completed the sale of $250 million in aggregate principal amount of 10.500% senior notes due 2018. The $61.6 million of total outstanding borrowings under our term loan was repaid on the same date. The $250 million 10.500% senior notes due 2018 are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at December 31, 2010, we estimate that the fair value of this fixed rate note would decrease by $12.8 million and we would have additional interest expense costs over the market rate of $1.1 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at December 31, 2010, we estimate that the fair value of this fixed rate note would increase by $13.7 million and we would have a reduction in interest expense costs over the market rate of $1.3 million (on a 360-day basis).

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	92
MagnaChip Semiconductor Corporation Consolidated Balance Sheets as of December 31, 2010 and 2009 (Successor Company)	94
MagnaChip Semiconductor Corporation Consolidated Statements of Operations for the Year Ended December 31, 2010 and the Two-Month Period Ended December 31, 2009 (Successor Company), and the Ten-Month Period Ended October 25, 2009 and the Year Ended December 31, 2008 (Predecessor Company)	95
MagnaChip Semiconductor Corporation Consolidated Statements of Changes in Stockholders’/Unitholders’ Equity for the Year Ended December 31, 2010 and the Two-Month Period Ended December 31, 2009 (Successor Company), and the Ten-Month Period Ended October 25, 2009 and the Year Ended December 31, 2008 (Predecessor Company)	96
MagnaChip Semiconductor Corporation Consolidated Statements of Cash Flows for the Year Ended December 31, 2010 and the Two-Month Period Ended December 31, 2009 (Successor Company), and the Ten-Month Period Ended October 25, 2009 and the Year Ended December 31, 2008 (Predecessor Company)	97
MagnaChip Semiconductor Corporation Notes to Consolidated Financial Statements	98

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MagnaChip Semiconductor Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of MagnaChip Semiconductor Corporation and its subsidiaries (the “Company”) at December 31, 2010 and 2009 (Successor Company), and the results of their operations and their cash flows for the year ended December 31, 2010 and the two-month period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed the Creditors’ Committee’s reorganization plan (the “Plan”) on September 25, 2009. Confirmation of the Plan resulted in the discharge of all claims against the Company that arose before June 12, 2009 and substantially terminated all rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on November 9, 2009 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of October 25, 2009.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 1, 2011 (except for the effects of the conversion to a corporation as described in Note 27(B), as to which the date is March 10, 2011)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of MagnaChip Semiconductor LLC

In our opinion, the accompanying consolidated statements of operations, of changes in unitholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) for the ten-month period ended October 25, 2009 and the year ended December 31, 2008 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company filed a petition on June 12, 2009 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Creditors’ Committee’s reorganization plan was substantially consummated on November 9, 2009 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

March 13, 2010 (except for Note 28, as to which the date is August 4, 2010)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor
	December 31, 2010	December 31, 2009
	(In thousands of US dollars, except share/unit data)
Assets
Current assets
Cash and cash equivalents	$172,172	$64,925
Accounts receivable, net	119,054	74,233
Inventories, net	68,435	63,407
Other receivables	2,919	3,433
Prepaid expenses	8,207	12,625
Other current assets	18,920	3,433

Total current assets	389,707	222,056

Property, plant and equipment, net	179,012	156,337
Intangible assets, net	27,538	50,158
Long-term prepaid expenses	8,235	10,542
Other non-current assets	21,252	14,238

Total assets	$625,744	$453,331

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$58,264	$59,705
Other accounts payable	14,645	7,190
Accrued expenses	32,635	22,114
Current portion of long-term debt	—	618
Current portion of capital lease obligation	5,557	—
Other current liabilities	5,048	3,937

Total current liabilities	116,149	93,564

Long-term borrowings	246,882	61,132
Long-term obligation under capital lease	3,105	—
Accrued severance benefits, net	87,778	72,409
Other non-current liabilities	8,979	10,536

Total liabilities	462,893	237,641

Commitments and contingencies (Note 24)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 38,401,985 and 38,385,544 shares issued and outstanding at December 31, 2010 and 2009, respectively	384	384
Additional paid-in capital	95,585	223,451
Retained earnings (accumulated deficit)	72,157	(1,963)
Accumulated other comprehensive loss	(5,275)	(6,182)

Total stockholders’ equity	162,851	215,690

Total liabilities and stockholders’ equity	$625,744	$453,331

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
	(In thousands of US dollars, except share/unit data)
Net sales	$770,405	$111,082	$448,984	$601,664
Cost of sales	526,847	90,408	311,139	445,254

Gross profit	243,558	20,674	137,845	156,410

Selling, general and administrative expenses	66,640	14,540	56,288	81,314
Research and development expenses	83,524	14,741	56,148	89,455
Restructuring and impairment charges	2,003	—	439	13,370

Operating income (loss) from continuing operations	91,391	(8,607)	24,970	(27,729)

Other income (expenses)
Interest expense, net (contractual interest expense of $47,828 for the ten-month period ended October 25, 2009)	(22,899)	(1,258)	(31,165)	(76,119)
Foreign currency gain (loss), net	14,724	9,338	43,437	(210,406)
Reorganization items, net	—	—	804,573	—
Others	(706)	—	—	—
	(8,881)	8,080	816,845	(286,525)

Income (loss) from continuing operations before income taxes	82,510	(527)	841,815	(314,254)

Income tax expenses	8,390	1,946	7,295	11,585

Income (loss) from continuing operations	74,120	(2,473)	834,520	(325,839)

Income (loss) from discontinued operations, net of taxes	—	510	6,586	(91,455)

Net income (loss)	$74,120	$(1,963)	$841,106	$(417,294)

Dividends accrued on preferred units (contractual dividends of $11,819 for the ten-month period ended October 25, 2009)	—	—	6,317	13,264

Income (loss) from continuing operations attributable to common shares/units	$74,120	$(2,473)	$828,203	$(339,103)

Net income (loss) attributable to common shares/units	$74,120	$(1,963)	$834,789	$(430,558)

Earnings (loss) per common share/unit from continuing operations—
Basic	$1.96	$(0.07)	$15.65	$(6.43)
Diluted	$1.89	$(0.07)	$15.65	$(6.43)

Earnings (loss) per common share/unit from discontinued operations—Basic and diluted	$—	$0.02	$0.12	$(1.73)

Earnings (loss) per common share/unit—
Basic	$1.96	$(0.05)	$15.77	$(8.16)
Diluted	$1.89	$(0.05)	$15.77	$(8.16)

Weighted average number of shares/units—
Basic	37,836,256	37,607,846	52,923,483	52,768,614
Diluted	39,144,287	37,607,846	52,923,483	52,768,614

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/UNITHOLDERS’ EQUITY

	Common Stock/Units		Additional Paid-In Capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	Shares/Units	Amount
	(In thousands of US dollars, except share/unit data)
Balance at January 1, 2008	52,844,222	$52,844	$3,077	$(564,449)	$31,049	$(477,479)

(Predecessor Company)
Exercise of unit options	161,460	161	22	—	—	183
Repurchase of common units	(82,199)	(82)	(414)	—	—	(496)
Unit-based compensation	—	—	465	—	—	465
Dividends accrued on preferred units	—	—	—	(13,264)	—	(13,264)
Comprehensive loss:
Net loss	—	—	—	(417,294)	—	(417,294)
Fair valuation of derivatives	—	—	—	—	(864)	(864)
Foreign currency translation adjustments	—	—	—	—	120,950	120,950

Total comprehensive loss						(297,208)

Balance at December 31, 2008	52,923,483	$52,923	$3,150	$(995,007)	$151,135	$(787,799)

(Predecessor Company)
Unit-based compensation	—	—	233	—	—	233
Cancellation of the Predecessor Company’s unit options	—	—	166	—	—	166
Dividends accrued on preferred units	—	—	—	(6,317)	—	(6,317)
Comprehensive income:
Net income	—	—	—	841,106	—	841,106
Foreign currency translation adjustments	—	—	—	—	(30,395)	(30,395)
Unrealized gains on investments	—	—	—	—	340	340

Total comprehensive income						811,051

Balance at October 25, 2009	52,923,483	$52,923	$3,549	$(160,218)	$121,080	$17,334

(Predecessor Company)
Fresh-start adjustments:
Cancellation of the Predecessor Company’s common units	(52,923,483)	(52,923)	(3,549)	—	—	(56,472)
Elimination of the Predecessor Company’s accumulated deficit and accumulated other comprehensive income	—	—	—	160,218	(121,080)	39,138
Issuance of new equity interests in connection with emergence from Chapter 11	37,500,044	375	215,486	—	—	215,861
Issuance of new warrants in connection with emergence from Chapter 11	—	—	2,533	—	—	2,533

Balance at October 25, 2009	37,500,044	$375	$218,019	$—	$—	$218,394

(Successor Company)
Stock-based compensation	885,500	9	5,432	—	—	5,441
Comprehensive income:
Net loss	—	—	—	(1,963)	—	(1,963)
Foreign currency translation adjustments	—	—	—	—	(6,298)	(6,298)
Unrealized gains on investments	—	—	—	—	116	116

Total comprehensive loss						(8,145)

Balance at December 31, 2009	38,385,544	$384	$223,451	$(1,963)	$(6,182)	$215,690

(Successor Company)
Forfeiture of restricted units	(2,309)	—	—	—	—	—
Stock-based compensation	18,750	—	2,823	—	—	2,823
Distribution to stockholders	—	—	(130,689)	—	—	(130,689)
Comprehensive income:
Net income	—	—	—	74,120	—	74,120
Fair valuation of derivatives	—	—	—	—	3,982	3,982
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	4,785	4,785
Foreign currency translation adjustments.	—	—	—	—	(7,938)	(7,938)
Unrealized gains on investments	—	—	—	—	78	78

Total comprehensive income						75,027

Balance at December 31, 2010	38,401,985	$384	$95,585	$72,157	$(5,275)	$162,851

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$74,120	$(1,963)	$841,106	$(417,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	58,395	11,218	38,255	71,960
Provision for severance benefits	19,684	1,851	8,835	14,026
Amortization of debt issuance costs and original issue discount	925	—	836	16,290
Loss (gain) on foreign currency translation, net	(17,084)	(10,077)	(44,224)	215,571
Loss (gain) on disposal of property, plant and equipment, net	39	17	95	(3,094)
Loss (gain) on disposal of intangible assets, net	13	5	(9,230)	—
Restructuring and impairment charges	2,003	—	(1,120)	42,539
Stock/Unit-based compensation	5,239	2,199	233	465
Cash used for reorganization items	1,573	4,263	1,076	—
Noncash reorganization items	—	—	(805,649)	—
Other	4,177	(667)	2,722	(400)
Changes in operating assets and liabilities
Accounts receivable	(41,370)	16,443	(12,930)	31,025
Inventories	(3,172)	6,739	(1,163)	11,174
Other receivables	297	1,755	31	1,016
Deferred tax assets	1,543	678	1,054	1,490
Accounts payable	(5,049)	(14,144)	6,316	(5,063)
Other accounts payable	8,483	(12,511)	(11,452)	(19,887)
Accrued expenses	3,992	(5,687)	28,295	23,953
Long term other payable	(2,419)	(877)	507	121
Other current assets	2,997	3,192	5,896	7,401
Other current liabilities	962	1,188	39	1,295
Payment of severance benefits	(6,673)	(1,389)	(4,320)	(6,505)
Other	(710)	(125)	(516)	(4,471)

Net cash provided by (used in) operating activities before reorganization items	107,965	2,108	44,692	(18,388)

Cash used for reorganization items	(1,573)	(4,263)	(1,076)	—

Net cash provided by (used in) operating activities	106,392	(2,155)	43,616	(18,388)

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	10	37	329	3,122
Proceeds from disposal of intangible assets	—	—	9,375	—
Purchase of plant, property and equipment	(43,616)	(1,258)	(7,513)	(28,608)
Payment for intellectual property registration	(553)	(70)	(366)	(1,052)
Decrease (increase) in restricted cash	—	—	11,409	(13,517)
Decrease (increase) in short-term financial instruments	329	(329)	—	—
Decrease in guarantee deposit	1,198	—	—	—
Other	(1,096)	23	(96)	484

Net cash provided by (used in) investing activities	(43,728)	(1,597)	13,138	(39,571)

Cash flows from financing activities
Proceeds from issuance of senior notes	246,685	—	—	—
Debt issuance costs paid	(8,313)	—	—	—
Proceeds from short-term borrowings	—	—	—	180,000
Issuance of new common units pursuant to the reorganization plan	—	—	35,280	—
Issuance of old common units	—	—	—	183
Repayment of long-term borrowings	(61,750)	—	—	—
Repayment of obligations under capital lease	(3,476)	—	—	—
Repayment of short-term borrowings	—	—	(33,250)	(165,000)
Repurchase of old common units	—	—	—	(496)
Distribution to stockholders	(130,689)	—	—	—

Net cash provided by financing activities	42,457	—	2,030	14,687
Effect of exchange rates on cash and cash equivalents	2,126	1,098	4,758	(17,036)

Net increase (decrease) in cash and cash equivalents	107,247	(2,654)	63,542	(60,308)

Cash and cash equivalents
Beginning of the period	64,925	67,579	4,037	64,345

End of the period	$172,172	$64,925	$67,579	$4,037

Supplemental cash flow information
Cash paid for interest	$17,070	$955	$7,962	$39,276

Cash paid for income taxes	$773	$669	$8,074	$13,207

Noncash investing and financing activities
Assets acquired under capital lease obligations	$10,673	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

1. General

The Company

MagnaChip Semiconductor Corporation, successor to MagnaChip Semiconductor LLC (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. The Company’s business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s Display Solutions products include display drivers for use in a wide range of flat panel displays and mobile multimedia devices. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. The Company’s Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

2. Voluntary Reorganization under Chapter 11

On June 12, 2009, MagnaChip Semiconductor LLC (the “Parent”), MagnaChip Semiconductor B.V., MagnaChip Semiconductor S.A. and certain other subsidiaries of the Parent in the U.S. (the “Debtors”), filed a voluntary petition for relief in the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. The court approved a plan of reorganization proposed by the Creditors’ Committee on September 25, 2009 (the “Plan of Reorganization”), and the Plan of Reorganization became effective and the Debtors emerged from Chapter 11 reorganization proceedings (the “Reorganization Proceedings”) on November 9, 2009 (the “Reorganization Effective Date”). On the Reorganization Effective Date, the Company implemented fresh-start reporting in accordance with Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”).

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

As a result of the application of fresh-start reporting in accordance with ASC 852, the financial statements prior to and including October 25, 2009 represent the operations of the Predecessor Company and are not comparable with the financial statements for periods on or after October 25, 2009. References to the “Successor Company” refer to the Company on or after October 25, 2009, after giving effect to the application of fresh-start reporting. References to the “Predecessor Company” refer to the Company prior to and including October 25, 2009. See “Note 3 Fresh-Start Reporting” for further details.

The Plan of Reorganization provided for the satisfaction of claims against the Debtors through (i) the issuance of a new term loan in the amount of approximately $61.8 million in complete satisfaction of the first lien lender claims arising from the senior secured credit facility, (ii) the conversion to Parent equity of all claims arising from the Second Priority Senior Secured Notes and Senior Subordinated Notes, (iii) an offering of equity

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

to the holders of the Second Priority Senior Secured Notes and (iv) a cash payment to holders of unsecured claims. On the Reorganization Effective Date, among other events, (i) the liens and guarantees securing the Second Priority Senior Secured Notes and Senior Subordinated Notes were released and extinguished, (ii) funds affiliated with Avenue Capital Management II, L.P. became the majority unitholder of Parent and (iii) the new term loan was evidenced by the Amended and Restated Credit Agreement dated as of November 6, 2009, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, Parent, the Subsidiary Guarantors, the Lenders party thereto, and Wilmington Trust FSB, as administrative agent for the Lenders and collateral agent for the secured parties.

During the period from the date of its Chapter 11 filing to the Fresh-Start Adoption Date (the “Pre-Emergence Period”), the Company recorded interest expense on pre-petition obligations only to the extent it believed the interest would be paid during the Reorganization Proceedings. Had the Company recorded interest expense based on its pre-petition contractual obligations pursuant to its Second Priority Senior Notes and Senior Subordinated Notes, interest expense would have been $47,828 thousand, a $16,663 thousand increase for the ten-month period ended October 25, 2009.

In addition, the Company’s Series B redeemable convertible preferred units were also subject to compromise and no dividends were accrued during the Pre-Emergence Period. Had the Company recorded dividends based on pre-petition contractual obligations, dividends accrued on preferred units would have been $11,819 thousand, a $5,502 thousand increase for the ten-month period ended October 25, 2009.

3. Fresh-Start Reporting

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

Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values were remeasured and allocated in conformity with ASC 805, “Business Combinations” (“ASC 805”). Fresh-start reporting required that all liabilities, other than deferred taxes and severance benefits, be stated at fair value. Deferred taxes are determined in conformity with ASC 740, “Income Taxes” (“ASC 740”).

Estimates of fair value represent the Company’s best estimates based on its valuation models, which incorporated industry data and trends and relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

To facilitate the calculation of the enterprise value of the Successor Company, the Company prepared a valuation analysis for the Successor Company’s common units as of the Reorganization Effective Date. The enterprise valuation used a discounted cash flow analysis which measures the projected multi-year free cash flows of the Company to arrive at an enterprise value.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

In the course of valuation analysis, financial and other information, including prospective financial information obtained from management and from various public, financial and industry sources was relied upon. The basis of the discounted cash flow analysis used in developing the total enterprise value was based on the Company’s prepared projections, which included a variety of estimates and assumptions. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s fair value. Assumptions used in our valuation models that have the most significant effect on our estimated fair value include discount rates and future cash flow projections.

Discount rate—The discount rate is an overall rate based upon the individual rates of return for invested capital components of the Company (such as rate of return on debt capital and rate of return on common equity capital). As the Company is emerging from bankruptcy and, therefore, has some of the characteristics of a distressed company, in determining a discount rate the Company incorporated a risk premium derived from higher risk due to its emergence from bankruptcy which bears uncertainty surrounding its future performance, continued economic viability, and maintenance of its customer relationships, to better reflect the return of an investment with those specific risk characteristics from a market participant’s perspective. The resulting discount rate of 46.7% approximates the venture capital rate of return required by investors in companies with similar risk profiles as the Company.

Cash flow projections—The Company projected its future cash flow based on various assumptions depending on the nature of cash flow components. Some of the major accounts projected were based on the following assumptions.

•

Revenue—The Company based 2009 and 2010 revenue on the historical ten-month period ended October 25, 2009 and the Company’s business plan. For the subsequent four years, revenue projections were based on market growth trends and plans for market share growth. Overall, the Company projected a compound revenue growth for this purpose of 12% for the period between 2009 and 2014.

•

Cost of Sales—The Company estimated three sub-components—variable cost, depreciation and other fixed costs. Variable cost was defined as those cost elements directly in proportion to sales and estimated as a certain percentage of projected sales. Depreciation is estimated considering expected depreciation of existing assets and depreciation of assets from the Company’s capital expenditure forecast. Other fixed costs are assumed to be increased by a fixed percentage which was implied by the CPI (Consumer Price Index) rate increases during the projection period. The Company projected cost of sales for the periods between 2009 and 2014 to vary between 70.1% and 62.6%.

•	Working capital changes—Working capital levels were estimated based on the Company’s historical levels and benchmarking.

•

Capital expenditures—Capital expenditures for 2009 and 2010 were determined based on the Company’s capital expenditure forecast. The Company assumed that the capital expenditure level for the subsequent years would be determined at 5% of its future projected revenue.

The following fresh-start condensed consolidated balance sheet illustrates the financial effects on the Company resulting from the implementation of the Plan of Reorganization and the adoption of fresh-start reporting. This fresh-start condensed consolidated balance sheet reflects the effect of consummating the transactions contemplated in the Plan of Reorganization, including issuance of certain securities, incurrence of new indebtedness, discharge and repayment of old indebtedness and other cash payments.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The effects of the Plan of Reorganization and fresh-start reporting on the Company’s condensed consolidated balance sheet are as follows:

	Predecessor	Effects of Plan		Fresh-Start Valuation		Successor (*)
	October 25, 2009					October 25, 2009
Assets
Current assets
Cash and cash equivalents	$14,610	$52,969	(a,b,f,j)	$—		$67,579
Restricted cash	52,015	(52,015	)(b)	—		—
Accounts receivable, net	89,314	—		—		89,314
Inventories, net	51,389	—		17,903	(n)	69,292
Other receivables	5,189	—		—		5,189
Other current assets	17,477	(179	)(c)	(1,233	)(o)	16,065

Total current assets	229,994	775		16,670		247,439

Property, plant and equipment, net	172,358	—		(13,940	)(p)	158,418
Intangible assets, net	26,886	—		28,314	(q)	55,200
Other non-current assets	23,947	235	(d)	355	(r)	24,537

Total assets	$453,185	$1,010		$31,399		$485,594

Liabilities and Stockholders’/Unitholders’ Equity
Current liabilities
Accounts payable	$77,395	$—		$—		$77,395
Other accounts payable	13,515	506	(e)	—		14,021
Accrued expenses	22,621	6,383	(f)	—		29,004
Short-term borrowings	95,000	(95,000	)(a)	—		—
Current portion of long-term debt-new	—	463	(a)	—		463
Other current liabilities	3,533	—		—		3,533

Total current liabilities	212,064	(87,648)		—		124,416

Long-term debt-new	—	61,287	(a)	—		61,287
Accrued severance benefits, net	71,029	—		—		71,029
Liabilities subject to compromise	798,043	(798,043	)(g)	—		—
Other non-current liabilities	10,468	—		—		10,468

Total liabilities	1,091,604	(824,404)		—		267,200

Commitments and contingencies
Series A redeemable convertible preferred units	—	—		—		—
Series B redeemable convertible preferred units subject to compromise	148,986	(148,986	)(h)	—		—

Total redeemable convertible preferred units	148,986	(148,986)		—		—

Stockholders’/Unitholders’ equity
Common units-old	52,923	(52,923	)(i)	—		—
Common stock-new	—	375	(g,j)	—		375
Additional paid-in capital	3,383	166	(s)	—		—
	—	(3,549	)(i)	—		—
	—	16,769	(g)	—		—
	—	34,928	(j)	—		—
	—	166,322	(m)	—		218,019
Retained earnings (accumulated deficit)	(964,791)	160,218	(k)	—		—
	—	773,174	(l)	31,399	(l)	—
Accumulated other comprehensive income	121,080	(121,080	)(k)	—		—

Total stockholders’/unitholders’ equity	(787,405)	974,400		31,399		218,394

Total liabilities, redeemable convertible preferred units and stockholders’/unitholders’ equity	$453,185	$1,010		$31,399		$485,594

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

(a)	To record the issuance of a new term loan in the amount of $61,750 thousand and 35% cash payment of $33,250 thousand in complete satisfaction of the first lien lender claims arising from the senior secured credit facility (short-term borrowings) of $95 million. The new term loan was accounted for as current portion of long-term debt of $463 thousand and long-term debt of $61,287 thousand.
(b)	Cash in Korea Exchange Bank account of $52,015 thousand, restricted under forbearance agreement, was released from restriction according to the debt restructuring by the Plan of Reorganization.
(c)	To record impairment of remaining capitalized costs of $166 thousand in connection with entering into the senior secured credit facility, impairment of prepaid agency fee of $14 thousand of the senior secured credit facility and capitalization of costs of $1 thousand in connection with the issuance of the new term loan.
(d)	To record capitalization of costs of $235 thousand in connection with the issuance of the new term loan.
(e)	To record capitalization of costs incurred in connection with the issuance of the new term loan of $236 thousand and 10% of the general unsecured claims of $270 thousand to be settled in cash.
(f)	To record professional fees of $7,459 thousand incurred in relation to the Reorganization Proceeding of which $1,076 thousand was paid in cash with the remainder of $6,383 thousand recorded as accrued expenses.
(g)	To record the discharge of liabilities subject to compromise of $798,043 thousand and the issuance of 2,250 thousand shares of new common stock and new warrants to purchase 1,875 thousand shares of new common stock. The issuances of new common stock and new warrants were recorded as increase in common stock and additional paid-in capital by $23 thousand and $16,769 thousand, respectively. Current portion of long-term debt of $750 million and its accrued interest of $45,341 thousand as of October 25, 2009 were discharged in exchange for new common stock representing 6% of the Successor Company’s outstanding common stock to two classes of creditors of the Company and new warrants representing 5% of the Successor Company’s outstanding common stock to two classes of creditors of the Company. General unsecured claims of $2,702 thousand were also discharged in exchange for a cash payment equal to 10% of the allowed claims of $270 thousand.
(h)	To record the retirement of Series B redeemable convertible preferred units of $148,986 thousand without consideration in accordance with the Plan of Reorganization.
(i)	To record the retirement of old equity interests without consideration in accordance with the Plan of Reorganization.
(j)	To record the issuance of 35,250 thousand shares of new common stock which was recorded as an increase in common stock and additional paid-in capital by $352 thousand and $34,928 thousand, respectively.
(k)	To record the elimination of the Predecessor Company’s accumulated deficit of $160,218 thousand and accumulated other comprehensive income of $121,080 thousand.
(l)	To record reorganization items, net of $804,573 thousand.
(m)	To record $166,322 thousand of additional paid-in capital. Reconciliation of total enterprise value to the reorganization value of the Company, determination of goodwill and additional paid-in capital and allocation of the total enterprise value to common stockholders are as below:

Total value attributable to debt and equity(1)	$212,564
Plus: cash and cash equivalents	67,579
Plus: liabilities	205,451

Reorganization value of the Company’s total assets	485,594
Fair value of the Company’s total assets	485,594

Goodwill	$—

Reorganization value of the Company’s total assets	$485,594
Less: liabilities	(205,450)
Less: new term loan	(61,750)
Fair value of new warrants issued	(2,533)
Fair value of new common stock issued	(49,539)

Additional paid-in capital	$166,322

Enterprise value allocated to common stockholders	$215,861

(1)	The Plan of Reorganization, which was confirmed by the bankruptcy court, includes an estimated total value attributable to debt and equity of $225.0 million. This amount does not include cash balances and non-financial liabilities as of the Reorganization Effective Date.
(n)	To record the fair value of inventories, net, as estimated by the Predecessor Company, fair value of finished goods was estimated by subtracting from average selling prices the sum of costs of disposal and a reasonable profit allowance for the selling effort. Fair value of work-in-process was estimated by subtracting from average selling prices the sum of costs to complete, costs of disposal and a reasonable profit allowance for the completing and selling effort based on profit for similar finished goods. Fair value of raw materials was estimated by current replacement costs.
(o)	To record the fair value of advance payments as estimated by the Predecessor Company. For the value of advance payments, the Orderly Liquidation Value (“OLV”) was estimated using the cost and market approaches.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

(p)	To record the fair value of property, plant and equipment, net as estimated by the Predecessor Company. For the value of certain fixed assets, the OLV was estimated using the cost and market approaches. This premise of value was chosen given the fact that the Company was just emerging from bankruptcy proceedings.
(q)	To record the fair value of intangible assets, net as estimated by the Predecessor Company. Discrete valuations of each of the reporting units’ identified intangible assets related to technology, contracts, trade names, customer-based intangible assets and acquired in-process research and development (“IPR&D”) were performed using the excess earnings method or the royalty savings method.
(r)	To record the Predecessor Company’s other non-current assets at their estimated fair value using observable market data.
(s)	To record the immediately recognized unit-based compensation of $166 thousand, which is attributable to old unit options which were cancelled without consideration in accordance with the Plan of Reorganization.
(*)	The following table summarizes the allocation of fair value of the assets and liabilities at emergence as shown in the reorganized consolidated balance sheet as of October 25, 2009:

Cash and cash equivalents	$67,579
Accounts receivable, net	89,314
Inventories, net	69,292
Other receivables	5,189
Other current assets	16,065
Property, plant and equipment, net	158,418
Intangible assets, net	55,200
Other non-current assets	24,537

Total assets	485,594
Less: current liabilities (including current portion of long-term debt)	(124,416)
Less: long-term debt	(61,287)
Less: non-current liabilities (excluding long-term debt)	(81,497)

Total liabilities assumed	(267,200)

Net assets acquired	$218,394

4. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In preparing the consolidated financial statements for the Predecessor Company and Successor Company, the Company applied ASC 852, which requires that the financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that were realized or incurred in the Reorganization Proceedings were recorded in reorganization items, net on the consolidated statements of operations.

Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and disclosures. The most significant estimates and assumptions relate to the fair valuation of acquired assets and

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

assumed liabilities, fair valuation of common shares/units, the useful life of property, plant and equipment, allowance for doubtful accounts receivable, contingent liabilities, inventory valuation, fair valuation of derivative financial instruments, restructuring accrual and impairment of long-lived assets. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Foreign Currency Translation

The Company has assessed in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), the functional currency of each of its subsidiaries in Luxembourg, the Netherlands and the United Kingdom and has designated the U.S. dollar to be their respective functional currencies. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the U.S. dollar are translated into the U.S. dollar in accordance with ASC 830. All the assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates for the respective periods. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss) of stockholders’/unitholders’ equity. Gains and losses due to transactions in currencies other than the functional currency are included as a component of other income (expense) in the statement of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity date of three months or less.

Accounts Receivable Reserves

An allowance for doubtful accounts is provided based on the aggregate estimated uncollectability of the Company’s accounts receivable. The Company also records an allowance for cash returns, included within accounts receivable, net, based on the historical experience of the amount of goods that will be returned and refunded. In addition, the Company also includes in accounts receivable, an allowance for additional products that may have to be provided, free of charge, to compensate customers for products that do not meet previously agreed yield criteria, the low yield compensation reserve.

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

In addition, as prescribed in ASC 330, “Inventory,” the cost of inventories is determined based on the normal capacity of each fabrication facility. In case the capacity utilization is lower than a certain level that management believes to be normal, the fixed overhead costs per production unit which exceeds those under normal capacity are charged to cost of sales rather than capitalized as inventories.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

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

Impairment of Long-Lived Assets

The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”). Recoverability is measured by comparing its carrying amount with the future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured as the difference between the carrying amount of the assets and the fair value of assets using the present value of the future net cash flows generated by the respective long-lived assets.

Restructuring Charges

The Company recognizes restructuring charges in accordance with ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”). Certain costs and expenses related to exit or disposal activities are recorded as restructuring charges when liabilities for those costs and expenses are incurred.

Lease Transactions

The Company accounts for lease transactions as either operating leases or capital leases, depending on the terms of the underlying lease agreements. Machinery and equipment acquired under capital lease agreements are recorded at the lower of the present value of future minimum lease payments and estimated fair value of leased property and depreciated using the straight-line method over their estimated useful lives. In addition, the aggregate lease payments are recorded as capital lease obligations, net of unaccrued interest. Interest is amortized over the lease period using the effective interest rate method. Leases that do not qualify as capital leases are classified as operating leases, and the related rental payments are expensed on a straight-line basis over the shorter of the estimated useful lives of the leased property and the lease term.

Software

The Company capitalizes certain external costs that are incurred to purchase and implement internal-use computer software. Direct costs relating to the development of software for internal use are capitalized after technological feasibility has been established, in accordance with ASC 350, “Intangibles—Goodwill and Other”

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

(“ASC 350”). Depreciation is recorded on a straight-line basis over the software’s estimated useful life, which is usually five years.

Intangible Assets

Intangible assets other than intellectual property include technology and customer relationships which are amortized on a straight-line basis over periods ranging from one to five years. Intellectual property assets acquired represent rights under patents, trademarks and property use rights and are amortized over their respective periods of benefit, ranging up to ten years, on a straight-line basis.

Goodwill

Goodwill is evaluated for impairment by comparing the fair value and carrying amount of the reporting unit to which the goodwill relates. Specifically, the Company uses the two-step method for evaluating goodwill for impairment as prescribed in ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”). In the first step, the fair value of a reporting unit is compared to the carrying amount of such reporting unit. If the carrying amount exceeds the fair value, a potential impairment condition exists. In the second step, impairment is measured as the excess of the carrying amount of reporting unit goodwill over the implied fair value of reporting unit goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and thus the second step of the impairment test is unnecessary.

Fair Value Disclosures of Financial Instruments

The Company has adopted and follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for measurement and disclosures about fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820 are:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, accounts payable and other accounts payable approximate their fair values because of the short maturity of these instruments.

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2010, 98% of all employees of the Company were eligible for severance benefits.

Accrued severance benefits are funded through a group severance insurance plan. The amounts funded under this insurance plan are classified as a reduction of the accrued severance benefits. Subsequent accruals are to be funded at the discretion of the Company.

In accordance with the National Pension Act of the Republic of Korea, a certain portion of accrued severance benefits is deposited with the National Pension Fund and deducted from the accrued severance benefits. The contributed amount is paid to employees from the National Pension Fund upon their retirement.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is recognized either upon shipment, upon delivery of the product at the customer’s location or upon customer acceptance, depending on the terms of the arrangements. Certain sale arrangements include customer acceptance provisions that require written notification of acceptance within the pre-determined period from the date of delivery of the product. If the pre-determined period has ended without written notification, customer acceptance is deemed to have occurred pursuant to the underlying sales arrangements. In such cases, the Company recognizes revenue on the earlier of the written notification or the pre-determined period from date of delivery. The Company’s revenue recognition policy is consistent across its product lines, marketing venues, and geographic areas.

In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is presented in the statements of operations on a net basis (excluded from revenues).

The Company’s customers can return defective products, including products that do not meet the yield criteria. The Company accrues for the estimated costs that may be incurred for the defective products. In addition, the Company offers discounts to customers who make early payments. The Company estimates the amount to be paid to customers based on historical experience and expected rate of discount. The estimated discount amount is recorded as a deduction from net sales.

Other than product warranty obligations, yield provisions and customer acceptance provisions, sales contracts do not include any other post-shipment obligations that could have an impact on revenue recognition. In addition, the Company does not currently provide any credits, rebates or price protection or similar privileges that could have an impact on revenue recognition.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $1,594 thousand, $207 thousand, $752 thousand and $1,295 thousand for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008, respectively.

Derivative Financial instruments

The Company applies the provisions of ASC 815, “Derivatives and Hedging” (“ASC 815”). This Statement requires the recognition of all derivative instruments as either assets or liabilities measured at fair value.

Under the provisions of ASC 815, the Company may designate a derivative instrument as hedging the exposure to variability in expected future cash flows that are attributable to a particular risk (a “cash flow hedge”) or hedging the exposure to changes in the fair value of an asset or a liability (a “fair value hedge”). Special accounting for qualifying hedges allows the effective portion of a derivative instrument’s gains and losses to offset related results on the hedged item in the consolidated statements of operations and requires that a company formally document, designate and assess the effectiveness of the transactions that receive hedge accounting treatment. Both at the inception of a hedge and on an ongoing basis, a hedge must be expected to be highly effective in achieving offsetting changes in cash flows or fair value attributable to the underlying risk being hedged. If the Company determines that a derivative instrument is no longer highly effective as a hedge, it discontinues hedge accounting prospectively and future changes in the fair value of the derivative are recognized in current earnings. The Company assesses hedge effectiveness at the end of each quarter.

In accordance with ASC 815, changes in the fair value of derivative instruments that are cash flow hedges are recognized in accumulated other comprehensive income (loss) and reclassified into earnings in the period in which the hedged item affects earnings. Ineffective portions of a derivative instrument’s change in fair value are immediately recognized in earnings. Derivative instruments that do not qualify, or cease to qualify, as hedges must be adjusted to fair value and the adjustments are recorded through net income (loss).

The cash flows from derivative instruments receiving hedge accounting treatment are classified in the same categories as the hedged items in the consolidated statements of cash flows.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $106 thousand, $25 thousand, $70 thousand and $165 thousand for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008, respectively.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Research and Development

Research and development costs are expensed as incurred and include wafers, masks, employee expenses, contractor fees, building costs, utilities and administrative expenses. Acquired IPR&D assets are considered indefinite-lived intangible assets and are not subject to amortization. An IPR&D asset must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D asset will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D projects have been completed or abandoned, the useful life of the IPR&D asset is determined and amortized accordingly.

Licensed Patents and Technologies

The Company has entered into a number of royalty agreements to license patents and technology used in the design of its products. The Company carries two types of royalties: lump-sum and running basis. Lump-sum royalties which require initial payments, usually paid in installments, represent a non-refundable commitment, such that the total present value of these payments is recorded as a liability upon execution of the agreements and the costs are amortized over the contract period using the straight-line method and charged to research and development expenses in the statements of operations.

Running royalty is paid based on the revenue of related products sold by the Company. For example, the Company entered into an agreement with a semiconductor design company, who comprised 77.5%, 88.4%, 94.4% and 92.4% of total running royalty expenses in the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008, respectively. Pursuant to the agreement with the semiconductor design company, royalty rates range from 1.75% to 6.5% of the related product revenue and payment is made monthly, and is charged to selling, general and administrative expenses in the statements of operations as incurred.

Stock/Unit-Based Compensation

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock/unit-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. As permitted under ASC 718, the Company elected to recognize compensation expense for all options with graded vesting based on the graded attribution method.

The Company uses the Black-Scholes option-pricing model to measure the grant-date-fair-value of options. The Black-Scholes model requires certain assumptions to determine an option’s fair value, including expected term, risk free interest, expected volatility and fair value of underlying common share/unit. The expected term of each option grant was based on employees’ expected exercises and post-vesting employment termination behavior and the risk free interest rate was based on the U.S. Treasury yield curve for the period corresponding with the expected term at the time of grant. The expected volatility was estimated using historical volatility of share prices of similar public entities. No dividends were assumed for this calculation of option value. The Company estimates the fair value of the underlying common stock/unit because there is no public trading market for its common stock/units.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Earnings per Share/Unit

In accordance with ASC 260, “Earnings Per Share” (“ASC 260”), the Company computes basic earnings from continuing operations per share/unit and basic earnings per share/unit by dividing income from continuing operations available to common stockholders/unitholders and net income available to common stockholders/unitholders, respectively, by the weighted average number of common shares/units outstanding during the period which would include, to the extent their effect is dilutive, redeemable convertible preferred units, options to purchase common stock/units and restricted stock/units. Diluted earnings per share/unit reflect the dilution of potential common stock/units outstanding during the period. In determining the hypothetical shares/units repurchased, the Company uses the average share/unit price for the period.

Income Taxes

Prior to its conversion to a corporation, MagnaChip Semiconductor Corporation elected to be treated as a partnership for U.S. federal income tax purposes and therefore was not subject to income taxes on its income. Taxes on its income were the responsibility of the individual equity owners of MagnaChip Semiconductor Corporation. The Company operates a number of subsidiaries that are subject to local income taxes in those markets.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The Company follows Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” codified as ASC 740, which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in ASC 740 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Segment Information

The Company has determined, based on the nature of its operations and products offered to customers, that its reportable segments are Display Solutions, Semiconductor Manufacturing Services and Power Solutions. The Display Solutions segment’s primary products are flat panel display drivers and the Semiconductor Manufacturing Services segment provides wafer foundry services to clients. The Power Solutions segment’s products are designed for applications such as mobile phones, LCD televisions and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Net sales and gross profit for the “All other” category primarily relate to certain business activities that do not constitute operating or reportable segments.

The Company’s chief operating decision maker (“CODM”) as defined by ASC 280, “Segment Reporting” (“ASC 280”), allocates resources to and assesses the performance of each segment using information about its revenue and gross profit. The Company does not identify or allocate assets by segments, nor does the CODM evaluate operating segments using discrete asset information. In addition, the Company does not allocate operating expenses, interest income or expense, other income or expense, or income tax expenses to the segments. Management does not evaluate segments based on these criteria.

On October 6, 2008, the Company announced the closure of its Imaging Solutions reporting unit. As of December 31, 2008, the Imaging Solutions business segment qualified as a discontinued operation component of the Company under ASC 360, “Property, Plant and Equipment” (“ASC 360”). Accordingly, the results of operations of the Imaging Solutions business and reportable segment have been classified as discontinued operations. All prior period information has been reclassified to reflect this presentation on the statements of operations. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

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

5. Reorganization Related Items

In accordance with ASC 852, the financial statements for the Predecessor Company periods distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. In connection with the bankruptcy proceedings, implementation of the Plan of Reorganization and adoption of fresh-start reporting, the Company recorded the following reorganization income (expense) items:

Predecessor
Ten-Month Period Ended October 25, 2009
Professional fees	$(7,459)
Revaluation of assets	31,399
Effects of the plan of reorganization	780,981
Write-off of debt issuance costs	(166)
Others	(182)

Total	$804,573

Included in reorganization items, net for the ten-month period ended October 25, 2009 was the Predecessor Company’s gain recognized from the effects of the Plan of Reorganization. The gain results from the difference between the Predecessor Company’s carrying amount of remaining pre-petition liabilities subject to compromise and the amounts to be distributed pursuant to the Plan of Reorganization. The gain from the effects of the Plan of Reorganization is comprised of the following:

Predecessor
Ten-Month Period Ended October 25, 2009
Discharge of liabilities subject to compromise	$798,043
Issuance of new common stock	(14,259)
Issuance of new warrants	(2,533)
Accrual of amounts to be settled in cash	(270)

Gain from the effects of the Plan of Reorganization	$780,981

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Liabilities subject to compromise represent the liabilities of the Company incurred prior to the petition date, except those that will not be impaired under the Plan of Reorganization. Liabilities subject to compromise consisted of the following at October 25, 2009.

Predecessor
October 25, 2009
General unsecured claims	$2,702
Current portion of long-term debt-old	750,000
Accrued interest on current portion of long-term debt	45,341

Total	$798,043

6. Fair Value Measurements

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The Company adopted ASC 820 on January 1, 2008 for financial assets and liabilities and non-financial assets and liabilities. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. This guidance was applied prospectively to the valuation of assets and liabilities on and after the effective dates of this guidance.

Successor Company

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2010 and the basis for that measurement:

	Carrying Value December 31, 2010	Fair Value Measurement December 31, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Current derivative assets (other current assets)	$8,322	$8,322	$—	$8,322	$—
Available-for-sale securities (other non-current assets)	673	673	673	—	—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 and the basis for that measurement:

	Carrying Value December 31, 2009	Fair Value Measurement December 31, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities (other non-current assets)	$739	$739	$739	$—	$—

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

At December 31, 2010, there were $250 million senior notes outstanding. The carrying amount of the $250 million senior notes was $242,882 thousand at December 31, 2010. The fair value of the $250 million senior notes at December 31, 2010 was estimated to be $267,813 thousand, based on quoted market rates.

Predecessor Company

There are three general valuation techniques that may be used to measure fair value, as described below:

(A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(B) Cost approach—Based on the amount that currently would be required to reproduce or replace the service capacity of an asset (reproduction cost or replacement cost); and

(C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, option-pricing models, the excess earnings method, and the royalty savings method).

I. Net present value method is an income approach where a stream of expected cash flows is discounted at an appropriate discount rate.

II. The excess earnings method is a variation of the income approach where the value of a specific asset is isolated from its contributory assets.

III. The royalty savings method is a variation of the income approach where the underlying premise is that an intangible asset’s fair value is equal to the present value of the cost savings (royalties) achieved by owning the asset.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Fair value information for each major category of assets and liabilities measured on a nonrecurring basis as part of fresh-start reporting during the period is listed in the following table. The Company remeasured its assets and liabilities at fair value on the Reorganization Effective Date as required by ASC 852 using the guidance for measurement found in ASC 805. The gains and losses related to these fair value adjustments were recorded by the Predecessor Company. Assets and liabilities measured at fair value on a nonrecurring basis during the period included:

	Successor
	As of October 25, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Valuation Technique
ASSETS
Other current assets	$439			$439	$(1,233)	(B), (C)-I
Inventories
Finished goods	10,078		$10,078		2,557	(A), (C)-I
Semi-finished goods and work-in-process	52,309		52,309		15,346	(A), (B), (C)-I
Property, plant and equipment
Land	14,902			14,902	5,091	(A), (C)-I
Building	71,007			71,007	(25,113)	(A), (C)-I
Furniture and fixture	1,435			1,435	(4,771)	(B), (C)-I
Machinery and equipment	69,664			69,664	14,867	(B), (C)-I
Structure	119			119	(1,814)	(B), (C)-I
Other tangible assets	1,291			1,291	(2,200)	(B), (C)-I
Intangible assets
Technology	14,745			14,745	13,095	(C)-I, II, III
Customer relationships	26,100			26,100	3,132	(C)-I, II
Intellectual property assets	4,655			4,655	2,387	(C)-I, III
In-process research and development	9,700			9,700	9,700	(C)-I, II
Other non-current assets	2,270		2,270		355	(A)

					$31,399

$31,399 thousand of valuation gain was recorded as reorganization items, net in the statement of operations.

Carrying amounts of the other assets and liabilities except those in the above table equal their fair value.

For details of key assumptions and inputs applied by the Company for above fair valuation, see “Note 3 Fresh-Start Reporting.”

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

7. Accounts Receivable

Accounts receivable as of December 31, 2010 and 2009 consisted of the following:

	Successor
	December 31, 2010	December 31, 2009
Accounts receivable	$111,420	$74,516
Notes receivable	10,699	3,260
Less:
Allowances for doubtful accounts	(609)	(377)
Cash return reserve	(322)	(1,729)
Low yield compensation reserve	(2,134)	(1,437)

Accounts receivable, net	$119,054	$74,233

Changes in allowance for doubtful accounts for each period are as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Beginning balance	$(377)	$—	$(1,569)	$(1,367)
Bad debt expense	(217)	(379)	(723)	(503)
Write off	—	—	—	104
Translation adjustments	(15)	2	(40)	197

Ending balance	$(609)	$(377)	$(2,332)	$(1,569)

Changes in cash return reserve for each period are as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Beginning balance	$(1,729)	$(1,545)	$(671)	$(914)
Addition to reserve	(776)	(648)	(4,476)	(3,385)
Payment made	2,172	484	3,722	3,393
Translation adjustments	11	(20)	(120)	235

Ending balance	$(322)	$(1,729)	$(1,545)	$(671)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Changes in low yield compensation reserve for each period are as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Beginning balance	$(1,437)	$(1,213)	$(1,101)	$(1,260)
Addition to reserve	(2,168)	(715)	(1,759)	(1,854)
Payment made	1,508	507	1,724	1,663
Translation adjustments	(37)	(16)	(77)	350

Ending balance	$(2,134)	$(1,437)	$(1,213)	$(1,101)

8. Inventories

Inventories as of December 31, 2010 and 2009 consist of the following:

	Successor
	December 31, 2010	December 31, 2009
Finished goods	$13,529	$19,474
Semi-finished goods and work-in-process	50,542	42,604
Raw materials	9,762	5,844
Materials in-transit	1,643	64
Less: inventory reserve	(7,041)	(4,579)

Inventories, net	$68,435	$63,407

Changes in inventory reserve for each period are as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Beginning balance	$(4,579)	$—	$(33,075)	$(8,620)
Change in reserve	(5,936)	(4,952)	8,081	(34,869)
Write off	3,606	391	11,297	4,992
Translation adjustments	(132)	(18)	17	5,422

Ending balance	$(7,041)	$(4,579)	$(13,680)	$(33,075)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

9. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2010 and 2009 are comprised of the following:

	Successor
	December 31, 2010	December 31, 2009
Buildings and related structures	$73,945	$72,076
Machinery and equipment	112,398	71,505
Vehicles and others	8,007	3,043
Equipment under capital lease	11,457	—

	205,807	146,624
Less: accumulated depreciation	(41,440)	(5,388)
accumulated depreciation on equipment under capital lease	(836)	—
Land	15,481	15,101

Property, plant and equipment, net	$179,012	$156,337

Aggregate depreciation expenses totaled $36,261 thousand, $5,389 thousand, $28,649 thousand and $47,707 thousand for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008, respectively.

10. Intangible assets

Intangible assets at December 31, 2010 and 2009 are as follows:

	Successor
	December 31, 2010	December 31, 2009
Technology	$19,969	$14,942
Customer relationships	27,115	26,448
Intellectual property assets	5,444	4,779
In-process research and development	3,418	9,829
Less: accumulated amortization	(28,408)	(5,840)

Intangible assets, net	$27,538	$50,158

Aggregate amortization expenses for intangible assets totaled $22,134 thousand, $5,829 thousand, $9,606 thousand and $24,254 thousand for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008, respectively. The estimated aggregate amortization expense of intangible assets for the next five years is $8,481 thousand in 2011, $7,601 thousand in 2012, $6,011 thousand in 2013, $1,145 thousand in 2014 and $33 thousand in 2015.

As part of its application of fresh-start reporting, the Company recognized fair value associated with IPR&D of $9,700 thousand. The Company accounted for IPR&D as an indefinite-lived intangible asset until completion or abandonment of the associated research and development (“R&D”) projects. The IPR&D charges incurred by the Company’s Semiconductor Manufacturing Services (“SMS”) segment related to design of a product to the

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

point that it met specific technical requirements, directly targeted at customers. The Display Solutions segment incurs IPR&D charges related to the design of possible products. These R&D efforts are intended to incur incremental sales with the Company’s existing and new customers.

When a project is completed, the carrying amount of the related IPR&D is reclassified into technology and amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product is recognized. Accordingly, IPR&D of $1,700 thousand in the Display Solutions segment and $2,950 thousand in the SMS segment have been reclassified into technology and amortized beginning in 2010.

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

When the carrying amount of any IPR&D project exceeds its estimated fair value on a project by project basis, an impairment charge must be recognized in an amount equal to that excess. Accordingly, the Company recognized $2,003 thousand of impairment charges for the year ended December 31, 2010, which consisted of $391 thousand from IPR&D annual impairment test and $1,612 thousand from twelve abandoned IPR&D projects.

The primary risks associated with the above projects include uncertainties in completing development projects on schedule due to technological feasibility and resource capacity, which could lead to lower demand at a lower selling point given the market trends. Such delay in development and production could adversely affect the related customer relationship. Additionally, there can be no assurance that meaningful sales will occur on a continuing basis considering market changes.

The Company recorded goodwill as a result from the acquisition of ISRON Corporation on March 6, 2005. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, goodwill is written down to fair value. The Company performs its annual goodwill impairment test during the first quarter of each fiscal year, as well as additional impairment tests, if any, required on an event-driven basis. In the first quarter of 2008, the Company performed its annual goodwill impairment test and determined that goodwill was not impaired. As of December 31, 2008, the Company performed an additional goodwill impairment test triggered by the significant adverse change in the revenue of the mobile display solutions, or MDS, reporting unit, and determined that goodwill was impaired. At the time of impairment, revenue of the MDS reporting unit was expected to decrease due to the deterioration of the Company’s financial credit status and the decline of the semiconductor sector resulting from the world-wide economic slowdown. Accordingly, an impairment charge of $14,245 thousand, which represented the entire balance of goodwill, was recorded for the year ended December 31, 2008.

11. Derivative Financial Instruments

Effective January 11, 2010, the Company’s Korean subsidiary entered into option and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues. Total notional amounts for the options and forward contracts were $50 million and $135 million, respectively, and monthly settlements for the contracts were made from February to December 2010.

Effective May 25, 2010, the Company’s Korean subsidiary entered into additional option and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues. Total notional amounts for the options and forward contracts were $30 million and $78 million, respectively, and monthly settlements for the contracts will be made from January to June 2011.

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

The option, forward and zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” (“ASC 815”), since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company utilizes the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding option, forward and zero cost collar contracts recorded as assets as of December 31, 2010 are as follows:

Derivatives designated as hedging instruments under ASC 815:		December 31, 2010
Asset Derivatives:
Options	Other current assets	$104
Forwards	Other current assets	$6,674
Zero cost collars	Other current assets	$1,544

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the year ended December 31, 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(1,416)	Net sales	$(751)	Other income (expenses)—Others	$(72)
Forwards	3,856	Net sales	(4,034)	Other income (expenses)—Others	(720)
Zero cost collars	1,542	Net sales	—	Other income (expenses)—Others	81

Total	$3,982		$(4,785)		$(711)

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

12. Product Warranties

Changes in accrued warranty liabilities for each period are as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Beginning balance	$921	$929	$474	$211
Addition (decrease) to warranty reserve	(247)	(16)	1,928	2,608
Payments made	(432)	(4)	(1,544)	(2,243)
Translation adjustments	24	12	71	(102)

Ending balance	$266	$921	$929	$474

13. Long-term Borrowings

Long-term borrowings as of December 31, 2010 and December 31, 2009 are as follows:

	Successor
	December 31, 2010	December 31, 2009
New term loan	$—	$61,750
10.5% senior notes due April 2018	250,000	—
Current portion of long-term borrowings	—	(618)

	250,000	61,132
Discount on 10.5% senior notes due April 2018	(3,118)	—

Long-term borrowings, net of unamortized discount	$246,882	$61,132

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

The principal balance of the new term loan was to be paid in quarterly installments of approximately $154 thousand with the first installment due on March 31, 2010, and ending with the last installment due on September 30, 2013. In addition, the Company had an optional prepayment right at any time and from time to time to prepay the new term loan, in whole or in part.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

On April 9, 2010, the new term loan of $61,596 thousand was fully repaid by the Company with the proceeds from issuance of new 10.5% senior notes. In connection with the repayment of the new term loan, $210 thousand of relevant debt issuance costs were written off.

As of December 31, 2009, the Company and all of its subsidiaries except for MagnaChip Semiconductor (Shanghai) Company Limited jointly and severally guaranteed, as a primary obligor, the payment and performance of the borrower’s obligations under the Credit Agreement.

10.5% Senior Notes

On April 9, 2010, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, issued $250 million aggregate principal amount of 10.5% senior notes due April 15, 2018 at a price of 98.674%. Interest on the notes accrues at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2010. $250 million of principal amount will be due in full at April 15, 2018. The obligations under the senior notes are fully and unconditionally guaranteed on an unsecured senior basis by the Company and all of its subsidiaries except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited. For the accrual of interest expense, the Company uses the effective interest method and accrues interest at an effective rate of 11.04% per annum.

Of the $238,372 thousand of net proceeds, which represents $250 million of principal amount net of $3,315 thousand of original issue discount and $8,313 thousand of debt issuance costs, $130,689 thousand was used to make a distribution to the Company’s stockholders and $61,596 thousand was used to repay all outstanding borrowings under the new term loan. The remaining proceeds of $46,087 thousand were retained to fund working capital and for general corporate purposes.

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

The indenture relating to the Company’s $250 million senior notes contains covenants that limit ability of the Parent, co-issuers and the restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem the Company’s capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment, sinking fund payment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness or related guarantee; (vi) merge with or into or sell all or substantially all of the Company’s assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity, to make loans to the Parent, co-issuers or other restricted subsidiaries or to transfer assets to the Parent, co-issuers or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the notes are rated investment grade at any time.

As of December 31, 2010, the Company is compliant with all of its covenant requirements in the indenture governing the senior notes.

Of the $250 million aggregate principal amount, funds affiliated with Avenue Capital Management II, L.P. purchased $35 million principal amount.

In connection with the issuance of the senior notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2010 to 2018. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $493 thousand for the year ended December 31, 2010. The remaining capitalized costs as of December 31, 2010 were $7,819 thousand.

14. Capital Leases

The Company entered into several lease agreements for the use of equipment for manufacturing and research and development. These leases are accounted for as capital leases as the ownership of the equipment will be transferred to the Company upon expiration of the lease terms or the Company has bargain purchase options at the end of the lease terms.

Future minimum payments under the capital lease as of December 31, 2010 were as follows:

Payable during	Capital Lease
2011	$6,170
2012	3,184
2013	24

Total future minimum lease payments	9,378
Less: Amount representing interest(a)	(716)

Present value of net minimum lease payments	8,662
Less: current portion of capital lease obligations	(5,557)

Long-term obligations under capital lease	$3,105

(a)	The lessor’s implicit rate at lease inception was applied.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

15. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. (Korea). Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2010, 98% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Beginning balance	$73,646	$72,243	$63,147	$75,869
Provisions	19,684	1,851	8,835	14,026
Severance payments	(6,673)	(1,389)	(4,320)	(6,505)
Translation adjustments	2,316	941	4,581	(20,243)

	88,973	73,646	72,243	63,147
Less: cumulative contributions to the National Pension Fund	(463)	(530)	(533)	(539)
Group severance insurance plan	(732)	(707)	(681)	(669)

	$87,778	$72,409	$71,029	$61,939

The severance benefits are funded approximately 1.34%, 1.68% and 1.91% as of December 31, 2010, 2009 and 2008, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its employees upon their normal retirement age:

Severance Benefit
2011	$—
2012	151
2013	—
2014	305
2015	344
2016 – 2020	11,104

The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement ages.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

16. Redeemable Convertible Preferred Units

Predecessor Company

The Company issued 49,727 units as Series A redeemable convertible preferred units (the “Series A units”) and 447,420 units as Series B redeemable convertible preferred units (the “Series B units”) on September 23, 2004 and an additional 364 units of Series A units and 3,272 units of Series B units on November 30, 2004, respectively. Each Series A and Series B unit had a stated value of $1,000 per unit. As the Series A and B units were redeemable at the option of the holders, the Company classified the Series A units and B units outside of permanent equity. All Series A units were redeemed by cash on December 27, 2004 and a portion of the Series B units were redeemed by cash on December 15, 2004 and December 27, 2004.

Changes in Series B units for each period are as follows:

	Predecessor
	Ten-Month Period Ended October 25, 2009		Year Ended December 31, 2008
	Units	Amount	Units	Amount
Series B Units
Beginning of the period	93,997	$142,669	93,997	$129,405
Accrual of preferred dividends	—	6,317	—	13,264

End of the period	93,997	$148,986	93,997	$142,669

The Series B units were issued to the original purchasers of the Company in 2004. Holders of Series B units were entitled to receive cumulative dividends, whether or not earned or declared by the board of directors. The cumulative cash dividends accrued at the rate of 10% per unit per annum on the Series B units’ original issue price, compounded semi-annually.

The Series B units, which had a carrying amount of $148,986 thousand, were retired without consideration as part of the Company’s reorganization as described in Note 3.

17. Warrants

In connection with the Company’s reorganization, the Company issued warrants to purchase 1,875 thousand of the Company’s new common stock. The warrants were issued in partial satisfaction of the claims of the holders of the Company’s Senior Subordinated Notes and are exercisable at a price of $15.76 per share at any time following the issue date of the warrants, so long as the exercise of the warrants is exempt from the registration requirements of the Securities Act of 1933, as amended. The value of each warrant to purchase one common share is $1.35, which was estimated using the Black-Scholes option pricing model using the following assumptions: fair value of $6.32 per common share, exercise price of $15.76 per share, risk free rate of interest of 2.3%, volatility of 50%, dividend rate of 0% and term of 5 years.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

18. Common Stock

Common stock par value $0.01 per share, was authorized in the amount of 150,000 thousand shares, of which 38,402 thousand shares were issued and outstanding as of December 31, 2010.

Changes in common stock for each period are as follows:

	Successor
	Year ended December 31, 2010		Year ended December 31, 2009
	Shares	Amount	Shares	Amount
Common stock at the beginning of the period	38,385,544	$384	37,500,044	$375
Restricted stock bonuses issued	18,750	—	885,500	9
Forfeiture of restricted stock bonuses	(2,309)	—	—	—

Total common stock issued and outstanding at the end of the period	38,401,985	$384	38,385,544	$384

On April 19, 2010, the Company made distributions to its stockholders at a rate per share of $3.40 and the aggregate amount distributed was $130,689 thousand.

19. Equity Incentive Plans

Successor Company

The Successor Company adopted its 2009 Common Unit Plan effective December 8, 2009, which is administered by the board of directors. Under the plan, employees, consultants and non-employee directors are eligible for equity incentives, including grants of options to purchase the Company’s common stock or restricted stock bonuses or restricted stock purchase rights and deferred stock awards, subject to terms and conditions determined by the board of directors. The term of options shall not exceed ten years from the date of grant. Restricted stock purchase rights shall be exercisable within a period established by the board of directors, which shall in no event exceed thirty days from the effective date of the grant. As of December 31, 2010, on an as converted basis pursuant to the corporate conversion described in Note 27(B), an aggregate maximum of 3,750 thousand shares were authorized and 890 thousand shares were reserved for all future grants.

Stock options are generally granted with exercise prices of no less than the fair market value of the Company’s common stock on the grant date. The requisite service period, or the period during which a grantee is required to provide service in exchange for option grants, coincides with the vesting period.

The purchase price for shares issuable under each restricted stock purchase right shall be established by the board of directors in its discretion. No monetary payment (other than applicable tax withholding) shall be required as a condition of receiving shares pursuant to a restricted stock bonus, the consideration for which shall be services actually rendered to a participating company or for its benefit. Stock issued pursuant to any restricted stock award may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria as shall be established by the board of directors and set forth in the award agreement evidencing such award. During any period in which stock acquired pursuant to a restricted stock award remain subject to vesting conditions, such stock may not be sold, exchanged, transferred, pledged, assigned or otherwise disposed of other than pursuant to an ownership change event or transfer by will

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

or the laws of descent and distribution. The grantee shall have all of the rights of a stockholder of the Company holding stock, including the right to vote such stock and to receive all dividends and other distributions paid with respect to such stock; provided, however, that if so determined by the board of directors and provided by the award agreement, such dividends and distributions shall be subject to the same vesting conditions as the stock subject to the restricted stock award with respect to which such dividends or distributions were paid. If a grantee’s service terminates for any reason, whether voluntary or involuntary (including the grantee’s death or disability), then (a) the Company (or its assignee) has the option to repurchase for the purchase price paid by the grantee any stock acquired by the grantee pursuant to a restricted stock purchase right which remain subject to vesting conditions as of the date of the grantee’s termination of service and (b) the grantee shall forfeit to the Company any stock acquired by the grantee pursuant to a restricted stock bonus which remain subject to vesting conditions as of the date of the grantee’s termination of service. The Company shall have the right to assign at any time any repurchase right it may have, whether or not such right is then exercisable, to one or more persons as may be selected by the Company.

No monetary payment (other than applicable tax withholding, if any) is required as a condition of receiving a deferred stock award, the consideration for which shall be services actually rendered to a participating company or for its benefit. Deferred stock awards may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria as shall be established by the Committee and set forth in the award agreement evidencing such award. Grantees have no voting rights with respect to stock represented by deferred stock awards until the date of the issuance of such stock (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company). If a grantee’s service terminates for any reason, whether voluntary or involuntary (including the grantee’s death or disability), then the grantee shall forfeit to the Company any deferred stock pursuant to the award which remain subject to vesting conditions as of the date of the grantee’s termination of service, and, in the event of the grantee’s termination for cause, such deferred stock award to the extent not yet settled. The Company shall issue to a grantee on the date on which deferred stock subject to the grantee’s deferred stock award vest or on such other date determined by the board of directors, in its discretion, and set forth in the award agreement one share (and/or any other new, substituted or additional securities or other property) for each deferred stock then becoming vested or otherwise to be settled on such date, subject to the withholding of applicable taxes, if any.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The following summarizes stock option and restricted stock bonus activities for the year ended December 31, 2010 and the two-month period ended December 31, 2009 after giving effect to the corporate conversion described in Note 27(B). At the date of grant, all options had an exercise price above the fair value of common stock:

	Successor Company
	Number of Restricted Stock Bonuses	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at October 25, 2009	—	—	—
Granted	885,500	1,920,625	$9.28
Released from restriction	(301,070)	—

Outstanding at December 31, 2009	584,430	1,920,625	9.28	—	9.9 years

Vested and expected to vest at December 31, 2009		1,694,163	9.28	—	9.9 years
Exercisable at December 31, 2009		—		—	—

Outstanding at January 1, 2010	584,430	1,920,625	$9.28		9.9 years
Granted	18,750	114,250	15.60
Released from restriction	(309,810)	—
Forfeited	(2,309)	(77,115)	5.88

Outstanding at December 31, 2010	291,061	1,957,760	6.32	14,158	9.0 years

Vested and expected to vest at December 31, 2010		1,868,665	6.32	13,528	9.0 years
Exercisable at December 31, 2010		629,935	5.88	4,838	8.9 years

On April 19, 2010, the Company made a distribution to its stockholders of $3.40 per share, which resulted in the option exercise price of all outstanding options being reduced by $3.40 pursuant to the anti-dilution provision in the award agreement.

Total compensation expenses recorded for the restricted stock bonuses and stock options pursuant to ASC 718 were $2,923 thousand and $2,316 thousand for the year ended December 31, 2010 and $2,073 thousand and $126 thousand for the two-month period ended December 31, 2009, respectively. As of December 31, 2010, there were $823 thousand and $1,314 thousand of total unrecognized compensation cost related to unvested restricted stock bonuses and stock options, which are expected to be recognized over a weighted average future periods of 0.9 years and 1.0 years, respectively. As of December 31, 2009, there were $3,243 thousand and $2,811 thousand of total unrecognized compensation cost related to unvested restricted stock bonuses and stock options, which are expected to be recognized over a weighted average future periods of 1.4 years and 1.7 years, respectively. Total fair values of restricted stock bonuses released from restriction were $2,157 thousand and $1,903 thousand for the year ended December 31, 2010 and two-month period ended December 31, 2009, respectively. Total fair value of options vested for the year ended December 31, 2010 is $811 thousand.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted for the year ended December 31, 2010 and two-month period ended December 31, 2009 and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009
Grant-date fair value of option (in US dollars)	$6.65	$1.76
Expected term	2.9 Years	2.9 Years
Risk-free interest rate	0.8%	0.6%
Expected volatility	54.4%	59.1%
Expected dividends	—	—

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31, 2010		Two-Month Period Ended December 31, 2009
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Unvested options at the beginning of the period	1,920,625	$1.76	—	$—
Granted options during the period	114,250	6.65	1,920,625	1.76
Vested options during the period	(629,935)	1.30	—	—
Forfeited options during the period	(77,115)	1.76	—	—

Unvested options at the end of the period	1,327,825	2.37	1,920,625	1.76

Predecessor Company

The Predecessor Company adopted two equity incentive plans effective October 6, 2004 and March 21, 2005, respectively, which were administered by the compensation committee designated by the board of directors. Employees, consultants and non-employee directors were eligible for the grant of options to purchase the Company’s common units or restricted common units subject to terms and conditions determined by the compensation committee. The term of options could in no event exceed ten years from the date of grant. As of December 31, 2008, an aggregate maximum of 7,890,864 common units were authorized and reserved for all future and outstanding grants of options.

Unit options were generally granted with exercise prices of no less than the fair market value of the Company’s common units on the grant date. Generally, options vested and became exercisable in periodic installments, with 25% of the options vesting on the first anniversary of the grant date and 6.25% of options vesting on the last day of each calendar quarter thereafter. In most cases, the requisite service period, or the period during which a grantee was required to provide service in exchange for option grants, coincided with the vesting period.

Upon the termination of a unit option grantee’s employment prior to a public offering, the Company had the right to repurchase all or any of the common units acquired by the grantee upon exercise of any of his or her options for a cash payment equal to the fair market value of such common units on the date of repurchase. The Company’s repurchase right would terminate ninety days after the termination date.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

During the three months ended December 31, 2004, restricted units were issued upon the exercise of certain options to purchase restricted common units at the exercise price of $1 per unit. Restricted units issued were subject to restrictions which generally lapsed in installments over a four-year period. Under the terms and conditions of these restricted units, the restricted units were subject to forfeiture upon the termination of the restricted unitholder’s employment with the Company. Upon termination, the Company could repurchase all, or any portion of the restricted common units for either $1 per unit (the exercise price) or the fair market value of the restricted common units at the time of repurchase. If the termination was for cause, as defined in the service agreements entered into with each restricted unitholder, the repurchase price per unit would be $1. However, if the termination was for any other reason, then the Company could repurchase all or any portion of the restricted units for which the restricted period had not lapsed as of the date of termination for a repurchase price per unit of $1, and could repurchase all or any portion of the restricted common units for which the restricted period had lapsed as of the date of termination for a repurchase price per unit equal to fair market value. Termination for “cause” was defined in the service agreements to mean a termination of the restricted unitholder’s employment with the Company because of (a) a failure by the restricted unitholder to substantially perform the restricted unitholder’s customary duties with the Company in the ordinary course (other than in certain specified circumstances); (b) the restricted unitholder’s gross negligence, intentional misconduct or fraud in the performance of his or her employment; (c) the restricted unitholder’s indictment for a felony or to a crime involving fraud or dishonesty; (d) a judicial determination that the restricted unitholder committed fraud or dishonesty against any person or entity; or (e) the restricted unitholder’s material violation of one or more of the Company’s policies applicable to the restricted unitholder’s employment as may be in effect from time to time.

The Predecessor Company adopted fresh-start reporting (see Note 3) as of October 25, 2009, at which time it effectively cancelled all unit options under the Predecessor Company’s equity incentive plans.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The following summarizes unit option and restricted unit activities for the ten-month period ended October 25, 2009 and for the year ended December 31, 2008. At the date of grant, all options had an exercise price at or above the fair value of common units:

	Predecessor Company
	Number of Restricted Units	Number of Options	Weighted Average Exercise Price of Unit Options	Aggregate Intrinsic Value of Unit Options	Weighted Average Remaining Contractual Life of Unit Options
Outstanding at January 1, 2008	268,343	4,916,840	$1.9
Granted	—	315,000	5.8
Exercised	—	(161,460)	1.1	$787
Forfeited	—	(853,780)	3.1
Released from restriction	268,343	—

Outstanding at December 31, 2008	—	4,216,600	1.9	15,118	6.9 years

Vested and expected to vest at December 31, 2008		3,973,510	1.9	14,412	6.9 years
Exercisable at December 31, 2008		3,085,038	1.7	11,827	6.6 years

Outstanding at January 1, 2009	—	4,216,600	1.9
Granted	—	—	—
Exercised	—	—	—	—
Forfeited	—	(391,500)	2.5
Released from restriction	—	—

Outstanding at October 25, 2009 (Predecessor Company)	—	3,825,100	1.9	—	6.1 years

Application of fresh-start reporting (Note 4)	—	(3,825,100)
Outstanding at October 25, 2009 (Successor Company)	—	—

Total compensation expenses recorded for the restricted units and unit options pursuant to ASC 718 were $0 and $233 thousand for the ten-month period ended October 25, 2009, $16 thousand and $449 thousand for the year ended December 31, 2008, respectively. As of October 25, 2009, total unrecognized compensation cost related to unvested unit options of $166 thousand, which were expected to be recognized over a weighted average future period of 0.7 years, was recognized as reorganization items, net, according to the Company’s reorganization. As of December 31, 2008, there was $335 thousand of total unrecognized compensation cost related to unvested unit options, which were expected to be recognized over a weighted average future period of 1.0 years. Total fair value of restricted units released from restriction for the year ended December 31, 2008 was $152 thousand. Total fair value of options vested for the ten-month period ended October 25, 2009 and for the year ended December 31, 2008 was $266 thousand and $408 thousand, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted during the specified periods and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

Predecessor
Year Ended December 31, 2008
Grant-date fair value of option	$0.87
Expected term	2.2 Years
Risk-free interest rate	2.5%
Expected volatility	42.0%
Expected dividends	—

The total cash received from employees as a result of option exercises was $0, $183 thousand for the ten-month period ended October 25, 2009 and for the year ended December 31, 2008, respectively.

The number and weighted average grant-date fair value of the unvested unit options are as follows:

	Ten-Month Period Ended October 25, 2009		Year Ended December 31, 2008
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Unvested options at the beginning of the period	1,131,563	$0.65	2,374,896	$0.43
Granted options during the period	—	—	315,000	0.87
Vested options during the period	(520,969)	0.51	(1,108,772)	0.31
Forfeited options during the period	(63,156)	0.17	(449,561)	0.51

Unvested options at the end of the period	547,438	0.88	1,131,563	0.65

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

20. Discontinued Operations

On October 6, 2008, the Company announced the closure of its Imaging Solutions business segment. As of December 31, 2008, Imaging Solutions business segment qualified as a discontinued operation component of the Company under ASC 360, “Property, Plant and Equipment,” (“ASC 360”). As a result, the results of operations of the Imaging Solutions business segment were classified as discontinued operations. All prior period information has been reclassified to reflect this presentation on the statements of operations.

The results of operations of the Company’s discontinued Imaging Solutions business consist of the following:

	Successor	Predecessor
	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Net sales	$947	$2,728	$65,862
Cost of sales	369	3,617	81,789
Selling, general and administrative expenses	68	(6,355)	3,491
Research and development expenses	—	—	37,506
Restructuring and impairment charges	—	(1,120)	34,158
Income tax expenses	—	—	373

Income (loss) from discontinued operations, net of taxes	$510	$6,586	$(91,455)

In prior years the Company had entered into an agreement with a software company to purchase licensed software products (the “Purchase Agreement”), including the licensed CAD software, for the three-year period from January 31, 2008 to January 30, 2011. The licensed CAD software has been used across all lines of the Company’s business for purposes of developing products by the Imaging Solutions business and the Display Solution business and verifying the origin of defects in the manufacturing process of the Semiconductor Manufacturing Services.

During the third quarter of 2009, due to the discontinuation of its Imaging Solutions business segment and the related declining usage of the licensed CAD software, the Company was able to renegotiate the Purchase Agreement with a software company. Such renegotiation resulted in a reduction of the total fee, which lowered the Company’s future scheduled payments. Therefore, the Company adjusted the previously recorded restructuring charges related to this agreement’s non-refundable future scheduled payments in the amount of $1,120 thousand. The Company had considered such payments as a contract termination cost. The adjustment of $1,120 thousand represents the amount by which the non-cancellable future payments that were to be incurred by the Imaging Solutions business segment were reduced as a result of the revised payment terms.

The Company renewed the Purchase Agreement exclusively for the use of other business segments and not for the use of the Imaging Solutions business segment and the Company has no continuing involvement in the Imaging Solutions business.

In connection with the closure of its Imaging Solutions business segment, the Company recorded impairment charges of $26,285 thousand during the third quarter ended September 28, 2008, in accordance with ASC 360. Also, the Company recorded restructuring charges of $7,873 thousand during the fourth quarter ended December 31, 2008, in accordance with ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”), related to

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

one-time employee termination benefits, costs associated with the closing of the facilities and contract terminations. Actual payments of $4,989 thousand were charged against the restructuring accruals and the remaining accrual balance as of December 31, 2008 was $2,584 thousand.

21. Restructuring and Impairment Charges

Successor Company

2010 Restructuring and Impairment Charges

The Company recognized $2,003 thousand of impairment charges for the year ended December 31, 2010, which consists of $391 thousand from IPR&D annual impairment test performed on September 30, 2010 and $1,612 thousand from twelve abandoned IPR&D projects.

Predecessor Company

2009 Restructuring and Impairment Charges

On March 31, 2009, the Company announced the closure of the Tokyo office of its subsidiary, MagnaChip Semiconductor Inc. (Japan). In connection with this closure, the Company recognized $439 thousand of restructuring charges, which consisted of one-time termination benefits and other related costs under ASC 420 for the ten-month period ended October 25, 2009. Actual payments of $439 thousand were charged against the restructuring accruals and there were no remaining restructuring accruals as of December 31, 2009.

2008 Restructuring and Impairment Charges

During the three months ended July 1, 2007, the Company recognized $1,978 thousand of restructuring accruals under ASC 420. The restructuring charges were related to the closure of the Company’s five-inch wafer fabrication facilities located in Gumi and those charges consisted of one-time termination benefits and other associated costs. Up to the first quarter of 2008, actual payments of $1,103 were charged against the restructuring accruals and the Company believes the restructuring activities were substantially completed as of March 30, 2008. Accordingly, the Company reversed $875 thousand of unused restructuring accruals.

As of December 31, 2008, the Company performed an additional goodwill impairment test triggered by the significant adverse change in the revenue of the MDS reporting unit, and determined that total amount of goodwill was impaired. Revenue of the MDS reporting unit was expected to decrease due to the deterioration of the Company’s financial credit status and the recession in the semiconductor industry resulting from the world-wide economic crisis beginning in the third quarter of 2008. Accordingly, an impairment charge of $14,245 thousand was recorded for the year ended December 31, 2008.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

22. Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction. “Domestic” refers to the income before taxes, current income taxes and deferred income taxes generated or incurred in the United States, where the Parent resides.

The components of income tax expense are as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Income (loss) from continuing operations before income taxes
Domestic	$(439)	$(4)	$774,188	$18,442
Foreign	82,949	(523)	67,627	(332,696)

	$82,510	$(527)	$841,815	$(314,254)

Current income taxes expense (benefits)
Domestic	$92	$16	$(143)	$1,335
Foreign	6,555	1,244	6,033	8,530
Uncertain tax position liability (domestic)	121	9	256	92
Uncertain tax position liability (foreign)	251	23	95	138

	7,019	1,292	6,241	10,095

Deferred income taxes expense
Domestic	—	—	—	—
Foreign	1,371	654	1,054	1,490

	1,371	654	1,054	1,490

Total income tax expense	$8,390	$1,946	$7,295	$11,585

Prior to its conversion to a corporation, the Parent was a limited liability company and a non-taxable entity for US tax purposes, and thus the applicable statutory income tax rate was zero. MagnaChip Semiconductor, Ltd. (Korea) is the principal operating entity within the consolidated Company. The statutory income tax rate of MagnaChip Semiconductor, Ltd. (Korea), including tax surcharges, applicable to the consolidated Company was approximately 24.2% in 2010 and 2009, and 27.5% in 2008. MagnaChip Semiconductor, Ltd. (Korea) was eligible for a tax exemption for companies qualified as direct foreign investments under the Korean tax code until 2008, and, accordingly, its corporate income tax was reduced by 30% in 2008.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Provision computed at statutory rate	$—	$—	$—	$—
Permanent differences	9,129	(693)	(19,500)	(1,076)
Change in statutory tax rate	(814)	(265)	118	8,173
Adjustment for overseas tax rate	10,526	3,139	8,192	(52,569)
Change in valuation allowance	(10,823)	(267)	18,134	56,827
Uncertain tax positions liability	372	32	351	230

Income tax expenses	$8,390	$1,946	$7,295	$11,585

A summary of the composition of net deferred income tax assets (liabilities) at December 31, 2010 and 2009 are as follows:

	Successor
	December 31, 2010	December 31, 2009
Deferred tax assets
Inventories	$2,056	$—
Accrued expenses	1,360	2,056
Product warranties	72	322
Other reserves	538	530
Accumulated severance benefits	15,584	12,042
Property, plant and equipments	11,907	15,503
NOL carry-forwards	129,678	146,833
Tax credit	39,298	31,558
Royalty income	5,154	5,985
Foreign currency translation loss	24,896	30,198
Debt issuance costs	145	284
Others	3,659	3,081

Total deferred tax assets	234,347	248,392
Less: valuation allowance	(219,045)	(225,704)

	15,302	22,688
Deferred tax liabilities
Inventories	—	1,721
Derivative assets	1,680	—
Intangible assets	5,450	12,247
Others	207	243

Total deferred tax liabilities	7,337	14,211

Net deferred tax assets	$7,965	$8,477

Reported as
Current deferred income tax assets (other current assets)	$1,968	$1,836
Long-term deferred income tax assets (other non-current assets)	$5,997	$6,641

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Changes in valuation allowance for deferred tax assets for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008 are as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Two-Month Period Ended December 31, 2009	Year Ended December 31, 2008
Beginning balance	$225,704	$223,367	$196,093	$165,977
Charge to expenses	(10,823)	(409)	17,090	79,438
Translation adjustment	4,164	2,746	10,184	(49,322)

Ending balance	$219,045	$225,704	$223,367	$196,093

Deferred income tax assets are recognized only to the extent that realization of the related tax benefit is more likely than not. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which the Company operates and the overall future industry outlook. Based on the Company’s historical accounting and tax losses, management determined that it was more likely than not that the Company would realize benefits for a foreign subsidiary which has a history of earnings, related to its deferred tax assets in the amount of $7,965 thousand and $8,477 thousand as of December 31, 2010 and 2009, respectively. Accordingly, the Company recorded a valuation allowance of $219,045 thousand and $225,704 thousand on its net deferred tax assets as of December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company had approximately $550,199 thousand of net operating loss carry-forwards available to offset future taxable income. The majority of net operating loss is related to the Company’s Korean subsidiary, which expires in varying amounts starting from 2011 to 2019. The Company also has Korean and Dutch tax credit carry-forwards of approximately $14,051 thousand and $25,238 thousand, respectively, as of December 31, 2010. The Korean tax credits expire at various dates starting from 2011 to 2014, and the Dutch tax credits are carried forward to be used for an indefinite period of time.

Uncertainty in Income Taxes

The Company’s subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all years since the beginning of its operation as an independent company in October 2004.

As of December 31, 2010 and 2009, the Company recorded $2,905 thousand and $1,997 thousand of liabilities for unrecognized tax benefits, respectively. For the year ended December 31, 2010, the Company incurred $2,548 thousand of income tax expenses for uncertain tax positions mainly resulting from withholding taxes related to intercompany balances and recorded $1,640 thousand of income tax benefits by reversing liabilities due to the lapse of the applicable statute of limitations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $179 thousand, $26 thousand, $206 thousand and $155 thousand of interest and penalties as income tax expense for the year ended December 31, 2010, the two-month period ended

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008, respectively. Total interest and penalties accrued as of December 31, 2010 and 2009 were $317 thousand and $946 thousand, respectively.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Unrecognized tax benefits, balance at the beginning	$2,979	$2,874	$2,293	$1,593
Additions based on tax positions related to the current year	1,862	—	33	—
Additions for tax positions of prior years	4,275	123	635	748
Reductions for tax positions of prior years	—	(18)	(88)	(64)
Lapse of statute of limitations	(592)	—	—	—
Translation adjustment	65	—	1	16

Unrecognized tax benefits, balance at the ending	$8,589	$2,979	$2,874	$2,293

23. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Net Sales
Display Solutions	$305,884	$51,044	$231,894	$304,095
Semiconductor Manufacturing Services	405,197	54,759	206,662	287,111
Power Solutions	57,273	4,746	7,627	5,437
All other	2,051	533	2,801	5,021

Total segment net sales	$770,405	$111,082	$448,984	$601,664

Gross Profit
Display Solutions	$78,175	$8,747	$61,788	$57,386
Semiconductor Manufacturing Services	155,476	10,657	71,825	98,411
Power Solutions	7,856	737	1,431	(4,272)
All other	2,051	533	2,801	4,885

Total segment gross profit	$243,558	$20,674	$137,845	$156,410

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The following is a summary of net sales by region, based on the location of the customer:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Korea	$379,057	$62,241	$244,309	$301,006
Asia Pacific	222,060	25,573	116,920	144,482
Japan	57,431	6,477	31,641	79,892
North America	95,166	14,910	48,458	61,346
Europe	14,946	1,881	7,656	14,938
Africa	1,745	—	—	—

	$770,405	$111,082	$448,984	$601,664

Over 99% of the Company’s property, plant and equipment are located in Korea as of December 31, 2010.

Net sales from the Company’s top ten largest customers accounted for 63%, 66%, 69% and 63% for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and for the year ended December 31, 2008, respectively.

The Company recorded $126.7 million, $25.3 million, $121.5 million and $152.4 million of sales to one customer within its Display Solutions segment, which represents greater than 10% of net sales, for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and for the year ended December 31, 2008, respectively.

24. Commitments and Contingencies

Operating Agreements with Hynix

In connection with the acquisition of the non-memory semiconductor business from Hynix on October 4, 2004 (the “Original Acquisition”), the Company entered into several agreements with Hynix, including a non-exclusive cross license that provides the Company with access to certain of Hynix’s intellectual property for use in the manufacture and sale of non-memory semiconductor products. The Company also agreed to provide certain utilities and infrastructure support services to Hynix. The obligation to provide certain of these services lasts indefinitely.

Upon the closing of the Original Acquisition, the Company’s Korean subsidiary and Hynix also entered into lease agreements under which the Company’s Korean subsidiary leases space from Hynix in several buildings, primarily warehouses and utility facilities, in Cheongju, Korea. These leases are generally for an initial term of 20 years plus an indefinite number of renewal terms of 10 years each. Each of the leases is cancelable upon 90 days’ notice by the lessee. The Company also leases certain land from Hynix located in Cheongju, Korea. The term of this lease is indefinite unless otherwise agreed by the parties, and as long as the buildings remain on the lease site and are owned and used by the Company for permitted uses.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Operating Leases

The Company leases land, office space and equipment under various operating lease agreements that expire through 2034. Rental expenses were approximately $7,824 thousand, $2,472 thousand, $11,775 thousand and $13,380 thousand for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and the year ended December 31, 2008, respectively.

As of December 31, 2010, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows:

2011	$5,322
2012	3,979
2013	1,960
2014	1,928
2015	1,928
2016 and thereafter	36,196

$51,313

Payments of Guarantee

As of December 31, 2010 and 2009, the Company has provided guarantees for bank loans that employees borrowed to participate in the issuance of new shares of Hynix in 1999. The outstanding balances of guarantees for payments provided by the Company amounted to approximately $164 thousand and $163 thousand as of December 31, 2010 and 2009, respectively.

Loss Contingency

Samsung Fiber Optics has made a claim against the Company for the infringement of certain patent rights of Caltech in relation to imaging sensor products provided by the Company to Samsung Fiber Optics. The Company believes it is probable that the pending claim will have an unfavorable outcome and further believes the associated loss can be reasonably estimated according to ASC 450, “Contingencies” (“ASC 450”). The Company accrued $718 thousand of estimated liabilities as of December 31, 2010 as the Company believes its accrual of $718 thousand is its best estimate if the final outcome is unfavorable. Estimation was based on the Company’s most recent communication with Samsung Fiber Optics. Accordingly, the Company cannot provide assurance that the estimated liabilities will be realized, and actual results could vary materially. Legal costs expected to be incurred in connection with the loss contingency are expensed when the relevant services are rendered to the Company.

25. Related Party Transactions

Stockholders

Funds affiliated with Avenue Capital Management II, L.P. are the majority stockholders of the Company, owning 69.8% of the common stock outstanding at December 31, 2010.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Senior Notes

Funds affiliated with Avenue Capital Management II, L.P. held $35 million aggregate principal amount of the $250 million senior notes as of December 31, 2010. The Company recorded $786 thousand of interest payable and $2,712 thousand of interest expenses in relation with the notes held by the funds affiliated with Avenue Capital Management II, L.P. as of December 31, 2010 and for the year then ended.

Warrants

Funds affiliated with Avenue Capital Management II, L.P. own warrants for the purchase of 556 thousand common shares out of the total warrants for the purchase of 1,875 thousand shares outstanding as of December 31, 2010.

New Term Loan

A portion of the new term loan equal to $42,055 thousand was borrowed from Avenue Investments, LP, which is an affiliate of Avenue Capital Management II, L.P., and related interest expense of $822 thousand was recorded in relation to this new term loan and remains as accrued interest as of December 31, 2009. The first principal installment of $105 thousand was repaid in March 2010. This new term loan was fully repaid in April 2010 with a portion of the proceeds from the $250 million senior notes offering, $42,828 thousand of which was paid to Avenue Investments, LP, including $878 thousand of accrued interest.

Backstop Commitment Agreement

Funds affiliated with Avenue Capital Management II, L.P. were paid an amount in new common stock equal to 10% of the new common stock (the “standby commitment fee”), or 3,750 thousand shares. The standby commitment fee was deemed fully earned and payable upon the Reorganization Effective Date, regardless of whether the offering was fully subscribed by eligible holders of the second lien noteholder claims.

Loans to employees

Loans to employees as of December 31, 2010 and 2009 were as follows:

	Successor
	December 31, 2010	December 31, 2009
Short-term loans	$33	$40
Long-term loans	36	45

Total	$69	$85

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

26. Earnings (loss) per Share/Unit

The following table illustrates the computation of basic and diluted earnings (loss) per common share/unit:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Income (loss) from continuing operations	$74,120	$(2,473)	$834,520	$(325,839)
Income (loss) from discontinued operations, net of taxes	—	510	6,586	(91,455)

Net income (loss)	$74,120	$(1,963)	$841,106	$(417,294)

Dividends accrued on preferred unitholders		—	(6,317)	(13,264)

Income (loss) from continuing operations attributable to common stock/units	$74,120	$(2,473)	$828,203	$(339,103)

Net income (loss) attributable to common stock/units	$74,120	$(1,963)	$834,789	$(430,558)

Weighted average common stock/units outstanding—
Basic	37,836,256	37,607,846	52,923,483	52,768,614
Diluted	39,144,287	37,607,846	52,923,483	52,768,614
Earnings (loss) per share/unit from continuing operations—
Basic	$1.96	$(0.07)	$15.65	$(6.43)
Diluted	$1.89	$(0.07)	$15.65	$(6.43)

Earnings (loss) per share/unit from discontinued operations—
Basic and diluted	$—	$0.02	$0.12	$(1.73)

Earnings (loss) per share/unit—
Basic	$1.96	$(0.05)	$15.77	$(8.16)
Diluted	$1.89	$(0.05)	$15.77	$(8.16)

The following outstanding redeemable convertible preferred units, stock/unit options, restricted stock/units and warrants were excluded from the computation of diluted earnings (loss) per share/unit, as they would have an anti-dilutive effect on the calculation:

	Successor		Predecessor
	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009	Year Ended December 31, 2008
Redeemable convertible preferred units	NA	NA	93,997	93,997
Options	114,250	1,920,625	3,825,100	4,216,600
Restricted Stock/Units	—	584,430	—	—
Warrants	1,875,017	1,875,017	—	—

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

27. Subsequent Events

A. Hedge Transactions (unaudited)

Effective January 17, 2011, the Company’s Korean subsidiary entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues. Total notional amounts for the zero cost collar contracts were $60 million and monthly settlements for the contracts will be made from January to June 2012.

B. Corporate Conversion

In connection with the Company’s initial public offering (“IPO”), prior to the effectiveness of its registration statement, the Company’s board of directors and the holders of a majority of its outstanding common units elected to convert the Company from a Delaware limited liability company to a Delaware corporation (the “Corporation”) and to change the Company’s name from MagnaChip Semiconductor LLC to MagnaChip Semiconductor Corporation. The corporate conversion was completed on March 10, 2011. In connection with the corporate conversion, outstanding common units of the Company were automatically converted into shares of common stock of the Corporation, outstanding options to purchase common units of the Company were automatically converted into options to purchase shares of common stock of the Corporation and outstanding warrants to purchase common units of the Company were automatically converted into warrants to purchase shares of common stock of the Corporation, all at a ratio of eight-for-one. The consolidated financial statements as of December 31, 2010 and 2009 and for the year ended December 31, 2010 and the two-month period ended December 31, 2009, give retroactive effect to the corporate conversion.

28. Condensed Consolidating Financial Information

The $250 million senior notes are fully and unconditionally, jointly and severally guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited.

The senior notes are structurally subordinated to the creditors of our principal manufacturing and selling subsidiary, MagnaChip Semiconductor, Ltd. (Korea), which accounts for substantially all of our net sales and assets.

Below are condensed consolidating balance sheets as of December 31, 2010 and 2009, condensed consolidating statements of operations and of cash flows for the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and for the year ended December 31, 2008 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor Corporation, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Balance Sheet

December 31, 2010

(Successor Company)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$79	$46,595	$112,370	$13,128	$—	$172,172
Accounts receivable, net	—	—	160,317	60,533	(101,796)	119,054
Inventories, net	—	—	68,435	158	(158)	68,435
Other receivables	718	718	23,111	2,969	(24,597)	2,919
Prepaid expenses	52	2	10,957	93	(2,897)	8,207
Short-term intercompany loan	—	95,000	—	95,000	(190,000)	—
Other current assets	41,363	124,376	9,606	111,628	(268,053)	18,920

Total current assets	42,212	266,691	384,796	283,509	(587,501)	389,707

Property, plant and equipment, net	—	—	178,623	389	—	179,012
Intangible assets, net	—	—	27,009	529	—	27,538
Long-term prepaid expenses	—	—	17,371	—	(9,136)	8,235
Investment in subsidiaries	(567,941)	(641,799)	—	(475,696)	1,685,436	—
Long-term intercompany loan	697,125	792,846	—	621,000	(2,110,971)	—
Other non-current assets	—	7,819	6,611	6,821	1	21,252

Total Assets	$171,396	$425,557	$614,410	$436,552	$(1,022,171)	$625,744

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$118,353	$41,634	$(101,723)	$58,264
Other accounts payable	8,334	8,987	15,994	5,927	(24,597)	14,645
Accrued expenses	211	39,887	134,460	126,204	(268,127)	32,635
Short-term intercompany borrowings	—	—	95,000	95,000	(190,000)	—
Current portion of capital lease obligations	—	—	5,373	184	—	5,557
Other current liabilities	—	—	3,815	4,130	(2,897)	5,048

Total current liabilities	8,545	48,874	372,995	273,079	(587,344)	116,149

Long-term borrowings	—	944,007	621,000	792,846	(2,110,971)	246,882
Long-term obligations under capital lease	—	—	2,888	217	—	3,105
Accrued severance benefits, net	—	—	86,511	1,267	—	87,778
Other non-current liabilities	—	—	6,653	11,462	(9,136)	8,979

Total liabilities	8,545	992,881	1,090,047	1,078,871	(2,707,451)	462,893

Commitments and contingencies
Stockholders’ equity
Common stock	384	136,229	39,005	51,976	(227,210)	384
Additional paid-in capital	95,585	(734,101)	(537,608)	(732,266)	2,003,975	95,585
Retained earnings	72,157	35,823	31,799	43,269	(110,891)	72,157
Accumulated other comprehensive loss	(5,275)	(5,275)	(8,833)	(5,298)	19,406	(5,275)

Total stockholders’ equity	162,851	(567,324)	(475,637)	(642,319)	1,685,280	162,851

Total liabilities and stockholders’ equity	$171,396	$425,557	$614,410	$436,552	$(1,022,171)	$625,744

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Balance Sheet

December 31, 2009

(Successor Company)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$136	$24	$45,443	$19,322	$—	$64,925
Accounts receivable, net	—	—	122,500	66,872	(115,139)	74,233
Inventories, net	—	—	59,914	4,098	(605)	63,407
Other receivables	710	718	7,061	3,617	(8,673)	3,433
Prepaid expenses	165	85	14,122	1,150	(2,897)	12,625
Short-term intercompany loan	—	95,000	—	95,000	(190,000)	—
Other current assets	16	72,614	776	72,868	(142,841)	3,433

Total current assets	1,027	168,441	249,816	262,927	(460,155)	222,056

Property, plant and equipment, net	—	—	155,951	386	—	156,337
Intangible assets, net	—	—	49,459	699	—	50,158
Long-term prepaid expenses	—	—	22,576	—	(12,034)	10,542
Investment in subsidiaries	(608,843)	(690,259)	—	(517,520)	1,816,622	—
Long-term intercompany loan	824,091	806,355	—	621,000	(2,251,446)	—
Other non-current assets	—	234	5,753	8,251	—	14,238

Total Assets	$216,275	$284,771	$483,555	$375,743	$(907,013)	$453,331

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$106,792	$67,975	$(115,062)	$59,705
Other accounts payable	485	5,551	6,337	3,490	(8,673)	7,190
Accrued expenses	100	1,134	89,045	74,753	(142,918)	22,114
Short-term intercompany borrowings	—	—	95,000	95,000	(190,000)	—
Current portion of long-term debt	—	618	—	—	—	618
Other current liabilities	—	—	2,935	3,899	(2,897)	3,937

Total current liabilities	585	7,303	300,109	245,117	(459,550)	93,564

Long-term borrowings	—	885,224	621,000	806,354	(2,251,446)	61,132
Accrued severance benefits, net	—	—	71,362	1,047	—	72,409
Other non-current liabilities	—	—	8,550	14,020	(12,034)	10,536

Total liabilities	585	892,527	1,001,021	1,066,538	(2,723,030)	237,641

Commitments and contingencies
Stockholders’ equity
Common stock	384	136,229	39,005	51,976	(227,210)	384
Additional paid-in capital	223,451	(735,940)	(539,175)	(734,525)	2,009,640	223,451
Accumulated deficit	(1,963)	(1,871)	(11,636)	(2,056)	15,563	(1,963)
Accumulated other comprehensive loss	(6,182)	(6,174)	(5,660)	(6,190)	18,024	(6,182)

Total stockholders’ equity	215,690	(607,756)	(517,466)	(690,795)	1,816,017	215,690

Total liabilities and stockholders’ equity	$216,275	$284,771	$483,555	$375,743	$(907,013)	$453,331

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2010

(Successor Company)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$765,157	$31,957	$(26,709)	$770,405
Cost of sales	—	—	523,214	7,816	(4,183)	526,847

Gross profit	—	—	241,943	24,141	(22,526)	243,558

Selling, general and administrative expenses	1,661	1,862	63,795	10,619	(11,297)	66,640
Research and development expenses	—	—	87,497	7,996	(11,969)	83,524
Restructuring and impairment charges	—	—	2,003	—	—	2,003

Operating income (loss) from continuing operations	(1,661)	(1,862)	88,648	5,526	740	91,391

Other income (expenses)	38,039	(6,166)	(45,191)	4,437	—	(8,881)

Income (loss) from continuing operations before income taxes, equity in earnings of related equity investment	36,378	(8,028)	43,457	9,963	740	82,510

Income tax expenses	—	—	22	8,368	—	8,390

Income (loss) before equity in earnings of related investment	36,378	(8,028)	43,435	1,595	740	74,120

Earnings of related investment	37,742	45,722	—	43,730	(127,194)	—

Net income	$74,120	$37,694	$43,435	$45,325	$(126,454)	$74,120

Net income attributable to common shares	$74,120	$37,694	$43,435	$45,325	$(126,454)	$74,120

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Statement of Operations

For the two-month period ended December 31, 2009

(Successor Company)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$112,693	$32,955	$(34,566)	$111,082
Cost of sales	—	—	93,020	27,429	(30,041)	90,408

Gross profit	—	—	19,673	5,526	(4,525)	20,674

Selling, general and administrative expenses	(69)	23	13,659	1,969	(1,042)	14,540
Research and development expenses	—	—	16,048	1,710	(3,017)	14,741

Operating income (loss) from continuing operations	69	(23)	(10,034)	1,847	(466)	(8,607)

Other income (expenses)	—	377	(2,118)	9,821	—	8,080

Income (loss) from continuing operations before income taxes, equity in loss of related equity investment	69	354	(12,152)	11,668	(466)	(527)

Income tax expenses (benefits)	—	—	(6)	1,952	—	1,946

Income (loss) before equity in loss of related investment	69	354	(12,146)	9,716	(466)	(2,473)

Loss of related investment	(2,032)	(2,225)	—	(11,772)	16,029	—

Loss from continuing operations	(1,963)	(1,871)	(12,146)	(2,056)	15,563	(2,473)

Income from discontinued operation, net of taxes	—	—	510	—	—	510

Net loss	$(1,963)	$(1,871)	$(11,636)	$(2,056)	$15,563	$(1,963)

Loss from continuing operations attributable to common shares	(1,963)	(1,871)	(12,146)	(2,056)	15,563	(2,473)

Net loss attributable to common shares	$(1,963)	$(1,871)	$(11,636)	$(2,056)	$15,563	$(1,963)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Statement of Operations

For the ten-month period ended October 25, 2009

(Predecessor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$434,896	$156,813	$(142,725)	$448,984
Cost of sales	—	—	309,151	131,162	(129,174)	311,139

Gross profit	—	—	125,745	25,651	(13,551)	137,845

Selling, general and administrative expenses	2,771	333	47,103	10,235	(4,154)	56,288
Research and development expenses	—	—	56,597	9,596	(10,045)	56,148
Restructuring and impairment charges	—	—	—	439	—	439

Operating income (loss) from continuing operations	(2,771)	(333)	22,045	5,381	648	24,970

Other income (expenses)	779,304	33,193	20,978	(16,630)	—	816,845

Income (loss) from continuing operations before income taxes, equity in earnings of related equity investment	776,533	32,860	43,023	(11,249)	648	841,815

Income tax expenses (benefits)	—	—	(8)	7,303	—	7,295

Income (loss) before equity in earnings of related investment	776,533	32,860	43,031	(18,552)	648	834,520

Earnings of related investment	64,573	35,283	—	51,604	(151,460)	—

Income from continuing operations	841,106	68,143	43,031	33,052	(150,812)	834,520

Income (loss) from discontinued operation, net of taxes	—	—	8,586	(1,557)	(443)	6,586

Net income	$841,106	$68,143	$51,617	$31,495	$(151,255)	$841,106

Dividends accrued on preferred units	6,317	—	—	—	—	6,317

Income from continuing operations attributable to common units	834,789	68,143	43,031	33,052	(150,812)	828,203

Net income attributable to common units	$834,789	$68,143	$51,617	$31,495	$(151,255)	$834,789

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2008

(Predecessor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$570,957	$331,057	$(300,350)	$601,664
Cost of sales	—	—	442,582	270,578	(267,906)	445,254

Gross profit	—	—	128,375	60,479	(32,444)	156,410

Selling, general and administrative expenses	4,111	1,031	64,968	12,222	(1,018)	81,314
Research and development expenses	—	—	106,182	15,734	(32,461)	89,455
Restructuring and impairment charges	—	—	(875)	14,245	—	13,370

Operating income (loss) from continuing operations	(4,111)	(1,031)	(41,900)	18,278	1,035	(27,729)

Other income (expenses)	—	(29,399)	(269,246)	12,120	—	(286,525)

Income (loss) from continuing operations before income taxes, equity in loss of related equity investment	(4,111)	(30,430)	(311,146)	30,398	1,035	(314,254)

Income tax expenses	—	175	142	11,268	—	11,585

Income (loss) before equity in loss of related investment	(4,111)	(30,605)	(311,288)	19,130	1,035	(325,839)

Loss of related investment	(413,183)	(382,574)	—	(380,731)	1,176,488	—

Loss from continuing operations	(417,294)	(413,179)	(311,288)	(361,601)	1,177,523	(325,839)

Loss from discontinued operation, net of taxes	—	—	(69,475)	(21,250)	(730)	(91,455)

Net loss	$(417,294)	$(413,179)	$(380,763)	$(382,851)	$1,176,793	$(417,294)

Dividends accrued on preferred units	13,264	—	—	—	—	13,264

Loss from continuing operations attributable to common units	(430,558)	(413,179)	(311,288)	(361,601)	1,177,523	(339,103)

Net loss attributable to common units	$(430,558)	$(413,179)	$(380,763)	$(382,851)	$1,176,793	$(430,558)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2010

(Successor Company)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$74,120	$37,694	$43,435	$45,325	$(126,454)	$74,120
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	58,107	288	—	58,395
Provision for severance benefits	—	—	19,375	309	—	19,684
Amortization of debt issuance costs and original issue discount	—	925	—	—	—	925
Loss (gain) on foreign currency translation, net	—	13,508	(18,656)	(11,936)	—	(17,084)
Loss on disposal of property, plant and equipment, net	—	—	38	1	—	39
Loss on disposal of intangible assets, net	—	—	13	—	—	13
Restructuring and impairment charges	—	—	2,003	—	—	2,003
Stock-based compensation	563	—	3,983	693	—	5,239
Cash used for reorganization items	—	—	51	1,522	—	1,573
Earnings of related investment	(37,742)	(45,722)	—	(43,730)	127,194	—
Other	12	(11)	1,479	729	1,968	4,177
Changes in operating assets and liabilities
Accounts receivable	—	—	(34,166)	6,139	(13,343)	(41,370)
Inventories	—	—	(6,720)	4,315	(767)	(3,172)
Other receivables	(8)	—	(16,298)	512	16,091	297
Deferred tax assets	—	—	—	1,543	—	1,543
Accounts payable	—	—	7,282	(25,671)	13,340	(5,049)
Other accounts payable	7,858	3,436	10,368	2,912	(16,091)	8,483
Accrued expenses	111	38,753	39,041	52,356	(126,269)	3,992
Long term other payable	—	—	—	(400)	(2,019)	(2,419)
Other current assets	(41,235)	(51,681)	8,564	(38,923)	126,272	2,997
Other current liabilities	—	—	687	275	—	962
Payment of severance benefits	—	—	(6,428)	(245)	—	(6,673)
Other	—	—	3,041	(3,751)	—	(710)

Net cash provided by (used in) operating activities before reorganization items	3,679	(3,098)	115,199	(7,737)	(78)	107,965

Cash used for reorganization items	—	—	(51)	(1,522)	—	(1,573)

Net cash provided by (used in) operating activities	3,679	(3,098)	115,148	(9,259)	(78)	106,392

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	8	2	—	10
Purchases of plant, property and equipment	—	—	(43,554)	(62)	—	(43,616)
Payment for intellectual property registration	—	—	(553)	—	—	(553)
Decrease in short-term financial instruments	—	—	—	329	—	329
Decrease in guarantee deposits	—	—	219	979	—	1,198
Collection of long-term intercompany loans	126,953	—	—	—	(126,953)	—
Other	—	—	(1,015)	(81)	—	(1,096)

Net cash provided by (used in) investing activities	126,953	—	(44,895)	1,167	(126,953)	(43,728)

Cash flow from financing activities
Proceeds from issuance of senior notes	—	246,685	—	—	—	246,685
Debt issuance costs paid	—	(8,313)	—	—	—	(8,313)
Repayment of long-term borrowings	—	(188,703)	—	—	126,953	(61,750)
Repayment of obligations under capital lease	—	—	(3,294)	(182)	—	(3,476)
Distribution to stockholders	(130,689)	—	—	—	—	(130,689)

Net cash provided by (used in) financing activities	(130,689)	49,669	(3,294)	(182)	126,953	42,457

Effect of exchanges rate on cash and cash equivalents	—	—	(32)	2,080	78	2,126

Net increase (decrease) in cash and cash equivalents	(57)	46,571	66,927	(6,194)	—	107,247

Cash and cash equivalents
Beginning of the year	136	24	45,443	19,322	—	64,925

End of the year	$79	$46,595	$112,370	$13,128	$—	$172,172

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Statement of Cash Flows

For the two-month period ended December 31, 2009

(Successor Company)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net loss	$(1,963)	$(1,871)	$(11,636)	$(2,056)	$15,563	$(1,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	11,168	50	—	11,218
Provision for severance benefits	—	—	1,781	70	—	1,851
Loss (gain) on foreign currency translation, net	—	8,976	(10,293)	(8,760)	—	(10,077)
Loss on disposal of property, plant and equipment, net	—	—	17	—	—	17
Loss on disposal of intangible assets, net	—	—	5	—	—	5
Stock-based compensation	—	—	1,993	206	—	2,199
Cash used for reorganization items	1,500	448	1,406	909	—	4,263
Loss of related investment	2,032	2,225	—	11,772	(16,029)	—
Other	—	—	(815)	148	—	(667)
Changes in operating assets and liabilities
Accounts receivable	—	—	4,307	6,290	5,846	16,443
Inventories	—	—	9,413	(3,113)	439	6,739
Other receivables	—	—	1,880	(338)	213	1,755
Deferred tax assets	—	—	—	664	14	678
Accounts payable	—	—	(12,074)	3,750	(5,820)	(14,144)
Other accounts payable	(129)	2	(10,860)	(1,311)	(213)	(12,511)
Accrued expenses	(1,847)	337	5,058	9,806	(19,041)	(5,687)
Long term other payable	—	—	—	(48)	(829)	(877)
Other current assets	13	(9,678)	3,787	(9,308)	18,378	3,192
Other current liabilities	—	—	405	(704)	1,487	1,188
Payment of severance benefits	—	—	(1,331)	(58)	—	(1,389)
Other	—	—	(127)	(4)	6	(125)

Net cash provided by (used in) operating activities before reorganization items	(394)	439	(5,916)	7,965	14	2,108

Cash used for reorganization items	(1,500)	(448)	(1,406)	(909)	—	(4,263)

Net cash provided by (used in) operating activities	(1,894)	(9)	(7,322)	7,056	14	(2,155)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	37	—	—	37
Purchases of plant, property and equipment	—	—	(1,254)	(1)	(3)	(1,258)
Payment for intellectual property registration	—	—	(70)	—	—	(70)
Purchase of short-term financial instruments	—	—	—	(329)	—	(329)
Other	—	—	20	3	—	23

Net cash used in investing activities	—	—	(1,267)	(327)	(3)	(1,597)

Cash flow from financing activities
Net cash provided by (used in) financing activities	—	—	—	—	—	—

Effect of exchanges rate on cash and cash equivalents	—	—	1,261	(152)	(11)	1,098

Net increase (decrease) in cash and cash equivalents	(1,894)	(9)	(7,328)	6,577	—	(2,654)

Cash and cash equivalents
Beginning of the period	2,030	33	52,771	12,745	—	67,579

End of the period	$136	$24	$45,443	$19,322	$—	$64,925

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Statement of Cash Flows

For the ten-month period ended October 25, 2009

(Predecessor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$841,106	$68,143	$51,617	$31,495	$(151,255)	$841,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	36,274	1,981	—	38,255
Provision for severance benefits	—	—	8,512	323	—	8,835
Amortization of debt issuance costs	—	685	151	—	—	836
Loss (gain) on foreign currency translation, net	—	(14,384)	(43,701)	13,861	—	(44,224)
Loss (gain) on disposal of property, plant and equipment, net	—	—	(235)	330	—	95
Gain on disposal of intangible assets, net	—	—	(9,230)	—	—	(9,230)
Restructuring and impairment charges	—	—	(1,120)	—	—	(1,120)
Unit-based compensation	—	—	210	23	—	233
Cash used for reorganization items	—	16	—	1,060	—	1,076
Noncash reorganization items	(779,304)	508	(31,026)	4,173	—	(805,649)
Earnings of related investment	(64,573)	(35,283)	—	(51,604)	151,460	—
Other	—	—	1,877	845	—	2,722
Changes in operating assets and liabilities
Accounts receivable	—	—	(34,658)	(9,735)	31,463	(12,930)
Inventories	—	—	(2,421)	1,479	(221)	(1,163)
Other receivables	—	—	(1,174)	2,894	(1,689)	31
Deferred tax assets	—	—	—	1,054	—	1,054
Accounts payable	—	—	22,745	14,984	(31,413)	6,316
Other accounts payable	2,622	260	(17,303)	1,280	1,689	(11,452)
Accrued expenses	(27)	22,395	45,513	41,324	(80,910)	28,295
Long term other payable	—	—	626	412	(531)	507
Other current assets	(40)	(42,252)	11,842	(39,412)	75,758	5,896
Other current liabilities	—	(95)	725	(6,098)	5,507	39
Payment of severance benefits	—	—	(4,010)	(310)	—	(4,320)
Other	—	—	(520)	1,098	(1,094)	(516)

Net cash provided by (used in) operating activities before reorganization items	(216)	(7)	34,694	11,457	(1,236)	44,692

Cash used for reorganization items	—	(16)	—	(1,060)	—	(1,076)

Net cash provided by (used in) operating activities	(216)	(23)	34,694	10,397	(1,236)	43,616

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	290	299	(260)	329
Proceeds from disposal of intangible assets	—	—	9,374	1	—	9,375
Purchases of plant, property and equipment	—	—	(7,753)	(20)	260	(7,513)
Payment for intellectual property registration	—	—	(366)	—	—	(366)
Decrease in restricted cash	—	—	11,409	—	—	11,409
Other	—	—	(282)	1,949	(1,763)	(96)

Net cash provided by investing activities	—	—	12,672	2,229	(1,763)	13,138

Cash flow from financing activities
Issuance of new common units pursuant to the reorganization plan	35,280	—	—	—	—	35,280
Repayment of short-term borrowings	(33,250)	—	—	—	—	(33,250)
Repayment of long-term borrowings	—	—	—	(1,763)	1,763	—

Net cash provided by (used in) financing activities	2,030	—	—	(1,763)	1,763	2,030

Effect of exchange rates on cash and cash equivalents	—	—	5,200	(1,678)	1,236	4,758

Net increase (decrease) in cash and cash equivalents	1,814	(23)	52,566	9,185	—	63,542

Cash and cash equivalents
Beginning of the period	216	56	205	3,560	—	4,037

End of the period	$2,030	$33	$52,771	$12,745	$—	$67,579

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2008

(Predecessor Company)

	MagnaChip Semiconductor LLC (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net loss	$(417,294)	$(413,179)	$(380,763)	$(382,851)	$1,176,793	$(417,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	68,698	3,262	—	71,960
Provision for severance benefits	—	—	13,552	474	—	14,026
Amortization of debt issuance costs	—	13,079	3,211	—	—	16,290
Loss (gain) on foreign currency translation, net	—	8,808	212,287	(5,524)	—	215,571
Loss (gain) on disposal of property, plant and equipment, net	—	—	(3,095)	1	—	(3,094)
Restructuring and impairment charges	—	—	25,420	17,119	—	42,539
Unit-based compensation	16	—	375	74	—	465
Loss of related investment	413,183	382,574	—	380,731	(1,176,488)	—
Other	—	1	(773)	372	—	(400)
Changes in operating assets and liabilities
Accounts receivables	—	—	21,089	7,602	2,334	31,025
Inventories	—	—	9,157	2,169	(152)	11,174
Other receivables	—	—	(2,073)	6,373	(3,284)	1,016
Deferred tax assets	—	—	—	1,462	28	1,490
Accounts payable	—	—	15,478	(18,207)	(2,334)	(5,063)
Other accounts payable	3,238	—	(25,092)	(1,317)	3,284	(19,887)
Accrued expenses	101	20,428	22,857	12,619	(32,052)	23,953
Long term other payable	—	—	(331)	450	2	121
Other current assets	1,122	(12,623)	8,671	(18,870)	29,101	7,401
Other current liabilities	—	(408)	(1,537)	179	3,061	1,295
Payment of severance benefits	—	—	(6,432)	(73)	—	(6,505)
Other	—	128	(4,948)	(8,323)	8,672	(4,471)

Net cash provided by (used in) operating activities	366	(1,192)	(24,249)	(2,278)	8,965	(18,388)

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	3,122	—	—	3,122
Purchases of plant, property and equipment	—	—	(26,772)	(1,836)	—	(28,608)
Payment for intellectual property registration	—	—	(791)	(261)	—	(1,052)
Increase in restricted cash	—	—	(13,517)	—	—	(13,517)
Other	—	(45,000)	550	(45,066)	90,000	484

Net cash used in investing activities	—	(45,000)	(37,408)	(47,163)	90,000	(39,571)

Cash flow from financing activities
Proceeds from short-term borrowings	—	175,000	155,000	150,000	(300,000)	180,000
Issuance of old common units	183	—	—	—	—	183
Repayment of short-term borrowings	—	(160,000)	(110,000)	(105,000)	210,000	(165,000)
Repurchase of old common units	(496)	—	—	—	—	(496)

Net cash provided by (used in) financing activities	(313)	15,000	45,000	45,000	(90,000)	14,687

Effect of exchanges rate on cash and cash equivalents	—	—	(7,439)	(632)	(8,965)	(17,036)

Net increase (decrease) in cash and cash equivalents	53	(31,192)	(24,096)	(5,073)	—	(60,308)

Cash and cash equivalents
Beginning of the year	163	31,248	24,301	8,633	—	64,345

End of the year	$216	$56	$205	$3,560	$—	$4,037

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer, or our CEO, and our Chief Financial Officer, or our CFO. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b) Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.

(d) Management’s Past Remediation Initiatives

In connection with audits of our consolidated financial statements for the ten-month period ended October 25, 2009 and two-month period ended December 31, 2009, our independent registered public accounting firm reported two control deficiencies which represented a material weakness in our internal control over financial reporting. The two control deficiencies which represented a material weakness were that we did not have a sufficient number of financial personnel with the requisite financial accounting experience and our controls over non-routine transactions were not effective to ensure that accounting considerations were identified and appropriately recorded.

Our management and our board of directors agree that the control deficiencies identified by our independent registered public accounting firm represented a material weakness. We have identified and have taken steps to remediate this material weakness.

We remediated our material weakness in internal control over financial reporting by implementing the following remediation activities:

Management enhanced our financial accounting capability. This included:

(i)	hiring a director of financial reporting to review internal control over financial reporting and expanding staffing and resources dedicated to financial reporting,

(ii)	providing additional training to accounting personnel to strengthen their GAAP knowledge and ability to identify potential errors in the underlying financial reporting process, and

(iii)	maintaining professional services from external professional firms to supplement internal resources during the transition period.

Management improved our period end closing process to identify non-routine and significant transactions earlier and to take appropriate financial reporting actions. This included:

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

Based upon the remediation actions taken by us, our management has concluded that the two control deficiencies which represented a material weakness no longer exist as of December 31, 2010.

Management is responsible for and is committed to maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to and reinforced with our employees.

(e) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, management continued to implement the steps outlined above under “Management’s Remediation Initiatives” to improve the quality of its internal control over financial reporting.

Based upon the remediation actions taken by us, our management has concluded that the two control deficiencies which represented a material weakness no longer exist as of December 31, 2010.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table is a list of the current directors and executive officers of MagnaChip and their respective ages as of December 31, 2010:

Name	Age	Position
Sang Park	63	Chairman of the Board of Directors and Chief Executive Officer
Tae Young Hwang	54	Chief Operating Officer and President
Brent Rowe	49	Executive Vice President, Worldwide Sales
Heung Kyu Kim	47	Executive Vice President and General Manager, Power Solutions Division
Margaret Sakai	53	Senior Vice President and Chief Financial Officer
Tae Jong Lee	48	Senior Vice President and General Manager, Corporate Engineering
John McFarland	44	Senior Vice President, General Counsel and Secretary
Michael Elkins	42	Director
Randal Klein	45	Director
R. Douglas Norby	74	Director
Gidu Shroff	65	Director
Steven Tan	34	Director
Nader Tavakoli	52	Director

Sang Park, Chairman of the Board of Directors and Chief Executive Officer. Mr. Park became our Chairman of the board of directors and Chief Executive Officer on January 1, 2007, after serving as President, Chief Executive Officer and director since May 2006. Mr. Park served as an executive fellow for iSuppli Corporation from January 2005 to May 2006. Prior to joining iSuppli, he was founder and president of SP Associates, a consulting services provider for technology companies, from September 2003 to December 2004. Mr. Park served as Chief Executive Officer of Hynix from May 2002 to March 2003, and as Chief Operating Officer and President of the Semiconductor Division of Hynix from July 1999 to April 2002. Prior to his service at Hynix, Mr. Park was Vice President of Procurement Engineering at IBM in New York from 1995 to 1999, and he held various positions in procurement and operations at Hewlett Packard in California from 1979 to 1995. Our board of directors has concluded that Mr. Park should serve as a director and as chairman of the board of directors based on his extensive experience as an executive, investor and director in our industry and his experience and insight as our Chief Executive Officer.

Tae Young Hwang, Chief Operating Officer and President. Mr. Hwang became our Chief Operating Officer and President in November 2009. He previously served as our Executive Vice President, Manufacturing Division, and General Manager, Display Solutions from January 2007, and our Executive Vice President of Manufacturing Operations from October 2004. Prior to that time, Mr. Hwang served as Hynix’s Senior Vice President of Manufacturing Operations, System IC, from 2002 to 2003. From 1999 to 2001, he was Vice President of Cheongju Operations for Hynix. Mr. Hwang holds a B.S. degree in Mechanical Engineering from Pusan National University and an M.B.A. from Cheongju University.

Brent Rowe, Executive Vice President, Worldwide Sales. Mr. Rowe became our Executive Vice President, Worldwide Sales in December 2010, after serving as our Senior Vice President, Worldwide Sales since April 2006. Prior to joining our company, Mr. Rowe served at Fairchild Semiconductor International, Inc., a semiconductor manufacturer, as Vice President, Americas Sales and Marketing from August 2003 to October 2005; Vice President, Europe Sales and Marketing from August 2002 to August 2003; and Vice President, Japan Sales and Marketing from April 2002 to August 2002. Mr. Rowe holds a B.S. degree in Chemical Engineering from the University of Illinois.

Heung Kyu Kim, Executive Vice President and General Manager, Power Solutions Division. Mr. Kim became our Executive Vice President and General Manager, Power Solutions Division, in December 2010, after serving as our Senior Vice President and General Manager, Corporate Engineering since July 2007. Prior to joining our company, Mr. Kim served at Fairchild Semiconductor International, Inc., a semiconductor manufacturer, as Vice President of the Power Conversion Product Line from July 2003 to June 2007, and as Director of Korea Sales and Marketing from April 1999 to June 2003. Mr. Kim holds a B.S. degree in Metallurgical Engineering from Korea University.

Margaret Sakai, Senior Vice President and Chief Financial Officer. Ms. Sakai became our Senior Vice President, Finance, on November 1, 2006 and our Chief Financial Officer on April 10, 2009. Prior to joining our company, she served as Chief Financial Officer of Asia Finance and Vice President of Photronics, Inc., a manufacturer of reticles and photomasks for semiconductor and microelectronic applications, since November 2003. From June 1999 to October 2003, Ms. Sakai was Executive Vice President and Chief Financial Officer of PKL Corporation, a photomask manufacturer. From October 1995 to May 1999, Ms. Sakai served as Director of Finance of Acqutek International Limited, a lead-frame manufacturer, and from March 1992 to September 1995, Ms. Sakai served as Financial Manager at National Semiconductor Corporation. Ms. Sakai worked as an Audit Supervisor at Coopers & Lybrand from January 1988 to March 1992. Ms. Sakai is a Certified Public Accountant in the State of California and holds a B.A. degree in Accounting from Babson College.

Tae Jong Lee, Senior Vice President and General Manager, Corporate Engineering. Mr. Lee became our Senior Vice President and General Manager, Corporate Engineering, in August 2009. He previously served as our Vice President, Corporate Engineering from September 2007. Prior to joining our company, Mr. Lee served as Director of the Technology Development Division, Chartered Semiconductor Manufacturing, in Singapore from 1999 to August 2007. Mr. Lee holds B.S. and M.S. degrees from Seoul National University, and a Ph.D in Physics from the University of Texas at Dallas.

John McFarland, Senior Vice President, General Counsel and Secretary. Mr. McFarland became our Senior Vice President, General Counsel and Secretary in April 2006, after serving as Vice President, General Counsel and Secretary since November 2004. Prior to joining our company, Mr. McFarland served as a foreign legal consultant at Bae, Kim & Lee, a law firm, from August 2003 to November 2004 and an associate at Wilson Sonsini Goodrich & Rosati, P.C., a law firm, from August 2000 to July 2003. Mr. McFarland holds a B.A. degree in Asian Studies, conferred with highest distinction from the University of Michigan, and a J.D. degree from the University of California, Los Angeles, School of Law.

Michael Elkins, Director. Mr. Elkins became our director in November 2009. Mr. Elkins joined Avenue in 2004 and is currently a Portfolio Manager of the Avenue U.S. Funds. In such capacity, Mr. Elkins is responsible for assisting with the direction of the investment activities of the Avenue U.S. strategy. Due to the percentage of our equity owned or controlled by Avenue, Avenue is considered our affiliate. Prior to joining Avenue, Mr. Elkins was a Portfolio Manager and Trader with ABP Investments US, Inc. While at ABP, he was responsible for actively managing high yield investments using a total return-special situations overlay strategy. Prior to ABP, Mr. Elkins served as a Portfolio Manager and Trader for UBK Asset Management, after joining the company as a High Yield Credit Analyst. Previously, Mr. Elkins was a Credit Analyst for both Oppenheimer & Co., Inc. and Smith Barney, Inc. Mr. Elkins has served on the board of directors of Vertis Communication, an advertising services company, since October 2008, Milacron LLC, a plastics-processing technologies and industrial fluids supplier, since April 2009, Ion Media Networks, Inc., a broadcast television station group, since December 2009 and American Media, Inc., a media brands and magazine publishing company, since December 2010. Mr. Elkins serves on the board of directors of each of these companies, all of which are private companies, in connection with a reorganization or refinancing involving affiliates of Avenue and serves as a result of his position with Avenue. Mr. Elkins holds a B.A. in Marketing from George Washington University and an M.B.A. in Finance from the Goizueta Business School at Emory University. Mr. Elkins was appointed to our board of directors by Avenue pursuant to our plan of reorganization and pursuant to MagnaChip Semiconductor LLC’s Fifth Amended and Restated Limited Liability Company Operating Agreement, which we refer to as our pre-conversion Company’s Operating Agreement. Our board of directors has concluded that Mr. Elkins should serve on the board based upon his more than 15 years of investment portfolio management experience, including over 10 years investing in technology companies, including the semiconductor sector.

Randal Klein, Director. Mr. Klein became our director in November 2009. Mr. Klein joined Avenue, our affiliate, in 2004 and is currently a Portfolio Manager at Avenue focused on investments in trade claims and vendor financing. Previously, he was a Senior Vice President of the Avenue U.S. Funds. In such capacity, Mr. Klein was responsible for managing restructuring activities and identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy. Prior to joining Avenue, Mr. Klein was a Senior Vice President at Lehman Brothers, where his responsibilities included restructuring advisory work, financial sponsors coverage, mergers and acquisitions and corporate finance. Prior to Lehman, Mr. Klein worked in sales, marketing and engineering as an aerospace engineer for The Boeing Company. Mr. Klein holds a B.S. in Aerospace Engineering, conferred with Highest Distinction from the University of Virginia, and an M.B.A. in Finance from the Wharton School of the University of Pennsylvania. Mr. Klein was appointed to our board of directors by Avenue pursuant to our plan of reorganization and pursuant to our pre-conversion Company’s Operating Agreement. Our board of directors has concluded that Mr. Klein should serve on the board based upon his 16 years of experience as a financial advisor and investment manager.

R. Douglas Norby, Director and Chairman of the Audit Committee. Mr. Norby became our director and Chairman of the Audit Committee in March 2010. Mr. Norby retired from full time employment in July 2006. Mr. Norby previously served as our director and Chairman of the Audit Committee from May 2006 until October 2008. Mr. Norby served as Senior Vice President and Chief Financial Officer of Tessera Technologies, Inc., a public semiconductor intellectual property company, from July 2003 to January 2006. Mr. Norby worked as a management consultant with Tessera from May 2003 until July 2003 and from January 2006 to July 2006. Mr. Norby served as Chief Financial Officer of Zambeel, Inc., a data storage systems company, from March 2002 until February 2003, and as Senior Vice President and Chief Financial Officer of Novalux, Inc., an optoelectronics company, from December 2000 to March 2002. Prior to his tenure with Novalux, Inc., Mr. Norby served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation from November 1996 to December 2000. Mr. Norby is a director of Alexion Pharmaceuticals, Inc., STATS ChipPAC Ltd. and Ikanos Communications, Inc. Mr. Norby was a director of Intellon Corporation from May 2007 to December 2009. Mr. Norby received a B.A. degree in Economics from Harvard University and an M.B.A. from Harvard Business School. Our board of directors has concluded that Mr. Norby should serve on our board based upon his extensive experience as a chief financial officer, his extensive experience in accounting and his experience as a public company director and audit committee chair.

Gidu Shroff, Director. Mr. Shroff became our director in March 2010. Mr. Shroff retired from full time employment in July 2009. Mr. Shroff served in various positions at Intel Corporation from 1980 to July 2009. He served as a Corporate Vice President from January 2002 to July 2009, as Vice President of Materials from December 1997 to January 2002, and as General Manager of Outsourcing from January 1990 until December 1997. Mr. Shroff holds a B.S. in Metallurgy from Poona Engineering University in India, an M.S. in Materials Science from Stanford University and an M.B.A. from Santa Clara University. Our board of directors has concluded that Mr. Shroff should serve on the board based upon his extensive experience in the semiconductor industry.

Steven Tan, Director. Mr. Tan became our director in November 2009. Mr. Tan joined Avenue, our affiliate, in 2005 and is currently a Vice President of the Avenue U.S. Funds. In such capacity, Mr. Tan is responsible for identifying and analyzing investment opportunities in the technology and telecommunications sectors for the Avenue U.S. strategy. Previously, Mr. Tan was a research analyst in the Avenue Event Driven Group where he was responsible for investments related to long/short equity, special situations and risk arbitrage. Prior to Avenue, Mr. Tan worked at Wasserstein Perella & Co., an investment and merchant bank, where he was a Mergers & Acquisitions analyst with the Industrial Group focusing on the automotive and industrial sectors. Mr. Tan holds a B.A. in Mathematics and Economics from Wesleyan University and an M.B.A. from the

Harvard Business School. Mr. Tan was appointed to our board of directors by Avenue pursuant to our plan of reorganization and pursuant to our pre-conversion Company’s Operating Agreement. Our board of directors has concluded that Mr. Tan should serve on the board based on his five years of experience as an analyst and investment manager.

Nader Tavakoli, Director. Mr. Tavakoli became our director in November 2009. Mr. Tavakoli has been Chairman and Chief Executive Officer of EagleRock Capital Management, a private investment firm based in New York City since January 2002. Prior to founding EagleRock, Mr. Tavakoli was a portfolio manager at Odyssey Partners, Highbridge Capital and Cowen and Co. Mr. Tavakoli holds a B.A. in History from Montclair State University and a J.D. from Rutgers School of Law. Our board of directors has concluded that Mr. Tavakoli should serve on the board based upon his extensive investing experience.

Involvement in Certain Legal Proceedings

Sang Park was the Chairman of our board of directors and Chief Executive Officer and Tae Young Hwang, Brent Rowe, Heung Kyu Kim, Margaret Sakai, Tae Jong Lee and John McFarland were each officers during our Chapter 11 reorganization proceedings. R. Douglas Norby was one of our directors until October 2008. Mr. Norby was also an officer of Novalux, Inc., a private company, which filed a voluntary petition for reorganization under Chapter 11 in March 2003, approximately one year after Mr. Norby’s departure from Novalux, Inc.

Board Composition

Our bylaws provide that our board of directors consists of seven members. Mr. Park, our Chief Executive Officer, is the Chairman of our board of directors. Messrs. Elkins, Klein, and Tan have been designated to serve on our board by our largest equity holder, which consists of funds affiliated with Avenue Capital Management II, L.P. Upon completion of the MagnaChip Corporation IPO, Avenue will beneficially own 52.1% of our outstanding common stock assuming no exercise of the underwriters’ option to purchase additional shares and approximately 49.4% assuming full exercise of the underwriters’ option to purchase additional shares. Accordingly, Avenue will be able to elect a majority of our board as long as Avenue continues to hold or control a majority of our outstanding shares. Messrs. Norby, Shroff and Tavakoli serve as independent directors elected by a majority vote of the directors then in office at the time of their election in accordance with our pre-conversion Company’s Operating Agreement. A majority of our board is not currently independent as defined under SEC and NYSE rules. In accordance with applicable rules of the NYSE, we are relying upon an exception that does not require us to satisfy the requirement that a majority of our board be independent until one year following initial listing. We expect that prior to the one year anniversary of our initial NYSE listing, the composition of our board will be changed such that a majority of our directors will be independent. If we fail to comply with the NYSE listing rules, our common stock could be delisted from the NYSE.

Upon the completion of the MagnaChip Corporation IPO, our board of directors was divided into three classes with staggered three-year terms as follows:

•	Class I directors will be Messrs. Norby and Shroff, and their terms will expire at the annual general meeting of stockholders to be held in 2012;

•	Class II directors will be Messrs. Klein and Tavakoli, and their terms will expire at the annual general meeting of stockholders to be held in 2013; and

•	Class III directors will be Messrs. Elkins, Park and Tan, and their terms will expire at the annual general meeting of stockholders to be held in 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Because we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers directors and persons who beneficially own more than 10% of our stock were not required to report with the SEC under Section 16(a) of the Exchange Act until March 10, 2011.

Audit Committee

Our audit committee consists of Mr. Norby as Chairman and Messrs. Klein and Tavakoli. Our board of directors has determined that Mr. Norby is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Our board has also determined that Messrs. Norby and Tavakoli are “independent” as that term is defined in both Rule 303A of the NYSE rules and Rule 10A-3 promulgated under the Exchange Act. In making this determination, our board of directors considered the relationships that Messrs. Norby and Tavakoli have with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including any beneficial ownership of our equity. In addition, our board has determined that the simultaneous service by Mr. Norby on the audit committees of three other public companies does not impair his ability to effectively serve on our audit committee. The board has determined that Mr. Klein is not an independent director. In accordance with applicable rules of the NYSE, we are relying upon an exception that allows us to phase in our compliance with the independent audit committee requirement as follows, (i) one independent member at the time of listing; (ii) a majority of independent members within 90 days of listing; and (iii) all independent members within one year of listing. We expect that prior to the one year anniversary of our initial NYSE listing, Mr. Klein will resign from the audit committee and at least one new independent director will be appointed. Our audit committee charter is available on our website at www.magnachip.com.

Compensation Committee

The compensation committee of the board has overall responsibility for evaluating and approving our executive officer and director compensation plans, policies and programs, as well as all equity-based compensation plans and policies. Our compensation committee consists of Messrs. Elkins, Klein and Tavakoli. Our board has determined that Mr. Tavakoli is “independent” under NYSE and SEC rules. In making this determination, our board of directors considered the relationships that Mr. Tavakoli has with our company and all other facts and circumstances our board of directors deemed relevant in determining his independence, including any beneficial ownership of our equity. The board has determined that Messrs. Elkins and Klein are not independent directors. In accordance with applicable rules of the NYSE, we are relying upon an exception that allows us to phase in our compliance with the independent compensation committee requirement as follows, (i) one independent member at the time of listing; (ii) a majority of independent members within 90 days of listing; and (iii) all independent members within one year of listing. We expect that prior to the applicable dates, the composition of our compensation committee will be changed such that we will be in compliance with the independent compensation committee requirement. Our compensation committee charter is available on our website at www.magnachip.com.

Nominating and Governance Committee

The nominating and governance committee has the responsibility to identify qualified individuals to become members of the board, to oversee an annual evaluation of the board of directors and its committees, to periodically review and recommend to the board any proposed changes to our corporate governance guidelines and to monitor our corporate governance structure. Our nominating and corporate governance committee consists of Messrs. Elkins, Shroff and Tan. Our board has determined that Mr. Shroff is “independent” under NYSE and SEC rules. In making this determination, our board of directors considered the relationships that Mr. Shroff has with our company and all other facts and circumstances our board of directors deemed relevant in determining his independence, including any beneficial ownership of our equity. The board has determined that Messrs. Elkins and Tan are not independent directors. In accordance with applicable rules of the NYSE, we are relying upon an exception that allows us to phase in our compliance with the independent nominating and corporate governance committee requirement as follows, (i) one independent member at the time of listing; (ii) a majority of independent members within 90 days of listing; and (iii) all independent members within one year of listing. We expect that prior to the applicable dates, the composition of our nominating and corporate governance committee will be changed such that we will be in compliance with the independent nominating and corporate governance committee requirement. Our nominating and governance committee charter is available on our website at www.magnachip.com.

There has been no material change to the procedures by which our equity holders may recommend nominees to our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. We will provide a copy of our Code of Business Conduct and Ethics without charge to any person upon written request made to our Senior Vice President, General Counsel and Secretary at c/o MagnaChip Semiconductor, Ltd., 891 Daechi-dong, Gangnam-gu, Seoul, 135-738, Korea. Our Code of Business Conduct and Ethics is also available on our website at www.magnachip.com. We will disclose any amendment to the provisions of our Code of Business Conduct and Ethics on our website.

Assessment of Risk

Our board of directors believes that our compensation programs are designed such that they will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. Our cash incentive program takes into account multiple factors, thus diversifying the risk associated with any single performance factor, and we believe it does not incentivize our executive officers to focus exclusively on short-term outcomes. Our equity awards are limited by the terms of our equity plans to a fixed maximum specified in the plan, and are subject to vesting to align the long-term interests of our executive officers with those of our equityholders.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The compensation committee of our board of directors, or the Committee, has overall responsibility for administering our compensation program for our “named executive officers.” The Committee’s responsibilities consist of evaluating, approving and monitoring our executive officer and director compensation plans, policies and programs, as well as each of our equity-based compensation plans and policies. Prior to 2010, compensation decisions were made by the entire board of directors and for the discussion that follows, references to the Committee during such period refer to the entire board. For 2010, our named executive officers who continue to serve as executive officers were:

•	Sang Park, Chairman of the Board of Directors and Chief Executive Officer;

•	Tae Young Hwang, Chief Operating Officer and President;

•	Brent Rowe, Executive Vice President, Worldwide Sales;

•	Margaret Sakai, Senior Vice President and Chief Financial Officer; and

•	John McFarland, Senior Vice President, General Counsel and Secretary.

The Committee seeks to establish total compensation for executive officers that is fair, reasonable and competitive. The Committee evaluates our compensation packages to ensure that:

•	we maintain our ability to attract and retain superior executives in critical positions;

•

our executives are incentivized and rewarded for aggressive corporate growth, achievement of long-term corporate objectives and individual performance that meets or exceeds our expectations without encouraging unnecessary risk-taking; and

•	compensation provided to critical executives remains competitive relative to the compensation paid to similarly situated executives of companies in the semiconductor industry.

The Committee believes that the most effective executive compensation packages align executives’ interests with those of our unitholders by rewarding performance that exceeds specific annual, long-term and strategic goals that are intended to improve unitholder value. These objectives include the achievement of financial performance goals and progress on projects that our board of directors anticipates will lead to future growth, as discussed more fully below.

The information set forth below in this Compensation Discussion and Analysis describes the Committee’s general philosophy and historical approach.

Role of Executive Officers in Compensation Decisions

For named executive officers other than our chief executive officer, we have historically sought and considered input from our chief executive officer in making determinations regarding executive compensation. Our chief executive officer annually reviews the performance of our other named executive officers. Our chief executive officer subsequently presents conclusions and recommendations regarding such officers, including proposed salary adjustments and incentive amounts, to the Committee. The Committee then takes this information into account when it makes final decisions regarding any adjustments or awards.

The review of performance by the Committee and our chief executive officer of other executive officers is both an objective and subjective assessment of each executive’s contribution to our performance, leadership qualities, strengths and weaknesses and the individual’s performance relative to goals set by the Committee or our chief executive officer, as applicable. The Committee and our chief executive officer do not systematically assign a weight to the factors, and may, in their discretion, consider or disregard any one factor which, in their sole discretion, is important to or irrelevant for a particular executive.

The Committee’s annual determinations regarding executive compensation are subject to the terms of the respective service agreements between us and the named executive officers (as set forth in more detail below). In addition to the annual reviews, the Committee also typically considers compensation changes upon a named executive officer’s promotion or other change in job responsibility. Neither our chief executive officer nor any of our other executives participates in deliberations relating to their own compensation.

Role of Compensation Consultants

The Committee has the authority to retain the services of third-party executive compensation specialists in connection with the establishment of cash and equity compensation and related policies. Historically, we have engaged compensation consultants to provide information and recommendations relating to executive pay and equity compensation or otherwise obtained third party compensation surveys. In light of the financial challenges we were facing, we did not use a compensation consultant, or review any formal industry data, in connection with setting 2009 executive compensation. The Committee did not retain a compensation consultant for 2010 and has not retained a compensation consultant for 2011.

Timing of Compensation Decisions

At the end of each fiscal year, our chief executive officer will review the performance of the other executive officers and present his conclusions and recommendations to the Committee. At that time and throughout the year, the Committee will also evaluate the performance of our chief executive officer, which is measured in substantial part against our consolidated financial performance. In January of the following fiscal year, the Committee will then assess the overall functioning of our compensation plans against our goals, and determine whether any changes to the allocation of compensation elements, or the structure or level of any particular compensation element, are warranted.

In connection with this process, our Committee generally establishes the elements of its performance-based cash bonus plan for the upcoming year. With respect to newly hired employees, our practice is typically to approve equity grants at the first meeting of the Committee following such employee’s hire date. We do not have any program, plan or practice to time equity award grants in coordination with the release of material non-public information. From time to time, additional equity awards may be granted to executive officers during the fiscal year. For example, in December 2009, our executive officers were granted restricted unit bonuses and nonstatutory options for common units, as further described below.

Elements of Compensation

In making decisions regarding the pay of the named executive officers, the Committee looks to set a total compensation package for each officer that will retain high-quality talent and motivate executives to achieve the goals set by our board of directors. Our 2010 compensation package was composed of the following elements:

•	annual base salary;

•	short-term cash incentives;

•	long-term equity incentives;

•	a benefits package that is generally available to all of our employees; and

•	expatriate and other executive benefits.

Determination of Amount of Each Element of Compensation

General Background

Historically, the Committee has taken a variety of factors into consideration when determining changes to overall compensation levels and levels of individual annual compensation elements, as further described below. In the beginning of 2009, however, the Committee assessed the overall functioning of our compensation plans against our goals, and, due to our financial condition and impending reorganization proceedings, determined no changes from the prior year to the allocation of compensation elements, or the structure or level of any particular compensation element, were warranted for 2009. Subsequently, in connection with our emergence from our reorganization proceedings, the Committee made certain determinations with respect to executive compensation. Accordingly, unless otherwise referenced in the context of our emergence from our reorganization proceedings and the Committee’s compensation decisions made thereafter, the below disclosure is a general discussion of the manner in which the Committee has made decisions regarding compensation levels in prior years, and the underlying reasons for those decisions.

The Committee seeks to establish a total cash compensation package for our named executive officers that is competitive with the compensation reflected in compensation data for similarly-situated executives in the peer group reviewed by the Committee, subject to adjustments based on each executive’s experience and performance. Historically, based on the recommendations provided by outside advisors, our review of industry specific survey data and the professional and market experience of our Committee members, we measured total cash compensation for our named executive officers against cash compensation paid to executives at similarly situated companies which we determined to be our select peer group. Base salaries for our named executive officers were benchmarked to median levels for companies in the select peer group, and were adjusted upward or downward for performance, and short-term cash incentives were put in place to provide for opportunities that may result in higher than median levels of cash compensation as compared to our select peer group if, and depending upon the extent to which, our performance and that of our named executive officers exceeded expectations and the goals established by the Committee for the year in question.

Historically, our select peer group has included other major Korean based semiconductor companies, including Fairchild Korea, Dongbu Hitek, ChipPac Korea, Hynix Semiconductor and KEC Corporation. In addition, we also reviewed compensation data from Towers Watson Korea, an independent compensation consultant, which surveyed the companies listed below, to assess how compensation for our select peer group related to compensation paid to executives in a broader range of technology companies.

• Accenture	• Cisco Systems	• Intel	• Rockwell Collins
• Advanced Energy Industries	• CJ Internet	• JC Entertainment	• Samsung SDS
• Advanced Micro Devices	• Convergys	• Lenovo	• SanDisk
• Advanced Semiconductor Engineering	• Corning	• Lexmark International	• SAS Institute
• Agilent Technologies	• CSR	• LG-CNS	• Sigma Aldrich
• Alcatel-Lucent	• Daewoo	• Microsoft	• Softmax
• ARM Embedded Technologies	• Dell	• Nanometrics	• Sony Computer Entertainment
• AT&T	• EMC	• NCR	• Tele Atlas
• Austriamicrosystems	• Epic Games	• NCsoft	• Thomson Reuters
• Blizzard	• Fairchild Semiconductor	• Neowiz Games	• UL
• Bombardier Transportation	• Gemalto	• NetApp	• Verizon Business
• BT	• GE Sensing	• Nokia	• Wemade Entertainment
• CA	• Gravity	• Omgeo	• Western Digital
• Cadence Design Systems	• GXS	• Parametric Technology	• Wolfson Microelectronics
	• Hanbit Soft & T3 Entertainment	• Phoenix Technologies	• Xilinx
	• Hitachi Data Systems	• RF Micro Devices	• Yahoo!
• IMS Health

The Committee makes annual determinations regarding cash incentive compensation based on our annual operating plan, which is adopted in the December preceding each fiscal year, including the expected performance of our business in the coming fiscal year. The Committee makes all equity compensation decisions for our officers based on existing compensation arrangements for other of our executives at the same level of responsibility and based on our review of the select peer group with a view to maintaining internal consistency and parity.

Equity awards are not tied to base salary or cash incentive amounts and will constitute lesser or greater proportions of total compensation depending on the fair value of the awards. The Committee, relying on the professional and market experience of our Committee members, generally seeks to set equity awards at median levels of equity compensation at the select peer group companies. The Committee does not apply a formula or assign relative weight in making its determination. Instead, it makes a subjective determination after considering all information collectively.

The Committee may approve additional incentive payments or equity compensation grants from time to time during the year in its discretion.

Base Salary

Base salary is the guaranteed element of an employee’s annual cash compensation. Changes in base salary may be approved by the Committee for an executive if the median levels of base salary compensation for similarly-situated executives in our select peer group have changed, and may be further adjusted based upon the employee’s long-term performance, skill set and the value of that skill. The Committee evaluates the performance of each named executive officer on an annual basis based on the accomplishment of performance objectives that were established at the beginning of the prior fiscal year as well as its own subjective evaluation of the officer’s performance. In making its evaluation, the Committee makes a subjective qualitative assessment of the officer’s contribution to our performance during the preceding year, including leadership, success in attaining particular goals of a division for which that officer has responsibility, our overall financial performance and such other criteria as the Committee may deem relevant, including input from our Chief Executive Officer. The Committee then makes a subjective decision regarding any changes in base salary based on these factors and the data from our select peer group. The Committee does not systematically assign weights to any of the factors it considers, and may, in its discretion, ignore any factors or deem any one factor to have greater importance for a particular executive officer.

Based upon our financial condition at the time, the Committee determined not to change compensation arrangements at the beginning of 2009. The current base salaries of the Company’s named executive officers compare to the median of the Company’s select peer group as follows: Mr. Park is slightly above, Mr. Hwang is slightly below, Ms. Sakai is slightly above, and Mr. Rowe and Mr. McFarland are generally in line. Our employees, including our executive officers, voluntarily accepted a 20% reduction in base salary from 2008 levels from January to June 2009, as part of austerity measures implemented to assist in our recovery. Mr. Park voluntarily accepted a 40% reduction in base salary from January to March 2009, and a 20% reduction from April to June 2009. In June 2009, our board of directors approved a one-time payment of 10% of base salary paid from April to June 2009 to all employees who voluntarily accepted pay reductions earlier in the year, which group included all of our named executive officers. This amount is reported as salary in the Summary Compensation Table below. We restored salaries to 2008 levels in July 2009. In December 2009, as a reward for the successful completion of our reorganization proceedings, our board of directors approved a one-time payment of 30% of the monthly base salary to all employees who voluntarily accepted pay reductions earlier in the year, which group included all of our named executive officers. The amount paid to named executive officers for 2009 are reported as bonus in the Summary Compensation Table below. The Committee also granted additional special discretionary incentives to Mr. Hwang, Mr. Rowe, Ms. Sakai and Mr. McFarland in 2009, as described in more detail below. No additional special discretionary incentives were granted to our named executive officers in 2010.

Cash Incentives

Short-term cash incentives comprise a significant portion of the total target compensation package and are designed to reward executives for their contributions to meeting and exceeding our goals and to recognize and reward our executives in achieving these goals. Incentives are designed as a percentage of base salary and are awarded based on individual performance and our achievement of the annual, long-term and strategic quantitative goals set by our Committee.

Given our financial position at the beginning of 2009, we did not modify the annual targets for our cash incentive plans for 2009. As a result, our short-term cash incentive plan was effectively suspended for the year. In December 2009, our board of directors implemented a cash incentive plan effective as of January 1, 2010, which we call the Profit Sharing Plan. Each of our employees is eligible to participate in the Profit Sharing Plan, and our board of directors intends for the Profit Sharing Plan to incentivize our named executive officers, officers and employees to exceed expectations throughout our entire fiscal year. Our board of directors has empowered the Committee to administer the Profit Sharing Plan.

Under the Profit Sharing Plan, the Committee will review our business plan in December of each year and determine an annual consolidated Adjusted EBITDA target, or the Base Target, for the upcoming fiscal year and set the targeted amount to be awarded to our named executive officers and employees, or the Profit Share, for meeting the Base Target and for achievement in excess of the Base Target.

The Base Target is calculated as a percentage of our forecasted gross annual revenue for the upcoming fiscal year. We determine our revenue forecast by looking at several factors, including existing orders from our customers, quarterly and annual forecasts from our customers, our product roadmap and how it corresponds with our projected customer needs, and the overall industry forecasts for the semiconductor market. The Committee’s goal is to set a Base Target that is difficult but not unreasonable to achieve. To determine the percentage of gross annual revenue for purposes of setting the Base Target, the Committee, in consultation with our board of directors, first determines a range of Adjusted EBITDA growth and gross margin that is competitive based upon the select peer group and will ensure that we build unitholder value, then sets a percentage such that the forecasted Adjusted EBITDA growth and gross margin is within that range. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Business Metrics Evaluated by Management” for a discussion of how we define and why we use Adjusted EBITDA.

Each named executive officer receives as a Profit Share a set percentage of their annual base salary once the Base Target is achieved. Executives with target annual incentive opportunities set forth in their employment agreements will be eligible to receive the target percentage set forth in such agreements. In the event we exceed the Base Target, we may pay to our named executive officers (together with all of our eligible employees) their pro rata portion of an additional Profit Share of 25% of our annual consolidated Adjusted EBITDA in excess of the Base Target. For 2010, Sang Park received a Profit Share of $543,926, Tae Young Hwang received a Profit Share of $247,164, Brent Rowe received a Profit Share of $223,200, Margaret Sakai received a Profit Share of $157,052 and John McFarland received a Profit Share of $116,847.

We pay the Profit Share during the normal pay period in the January following the conclusion of each fiscal year for which the Profit Share is calculated, and the Profit Share is only payable to those executives who have been employed by us during the entire fiscal year for which the Profit Share is calculated and who are employed by us on the Profit Share payment date, provided that the Profit Share is payable pro rata to any named executive officers who begin their employment during the fiscal year for which the Profit Share is calculated.

The Committee retains the sole discretion to (i) authorize the payment of the Profit Share in December of the relevant fiscal year when the Committee believes the Base Target will be achieved, (ii) pay Profit Shares when we achieve slightly less than the Base Target, and (iii) make interim Profit Share payments during the fiscal year. In addition to the Profit Sharing Plan, the Committee retains the right to grant discretionary incentives to our named executive officers as a reward for extraordinary performance. For example, Mr. Hwang, Ms. Sakai and Mr. McFarland were paid a discretionary incentive in December 2009 in recognition of their role in our successful reorganization proceedings. These amounts were not based upon any numerical or formulaic factors, but rather were determined by the Committee based upon a subjective assessment of their respective individual contributions and are reported in the Summary Compensation Table in the column labeled “Bonus.” In addition, Messrs. Park and Rowe were each entitled to fixed bonuses pursuant to their employment agreements subject to continued employment. In the case of Mr. Park, he elected to forego $298,000 of the bonus otherwise payable to him in order for such amounts to be available for bonuses to other executives, including discretionary bonuses paid to Mr. Hwang, Ms. Sakai and Mr. McFarland.

For 2010, the implementation of the Profit Sharing Plan was modified to provide our employees with an opportunity to share in our success earlier in the fiscal year than under the existing Profit Sharing Plan. In addition to setting the Base Target, two interim targets for our first and second fiscal quarters were set. We made Profit Share payments in the first normal pay period following the conclusion of each of our first two fiscal quarters. The total Profit Share payable for meeting the Base Target for 2010 was capped for each named executive officer at his or her respective percentage of annual base salary, such that the amount of any Profit Share paid for 2010 performance after the end of 2010 was offset by the Profit Share paid during 2010 for reaching each of the quarterly targets. In addition, for 2010, our named executive officers were not eligible to earn the additional Profit Share of 25% of our annual consolidated Adjusted EBITDA in excess of the Base Target even though we exceeded the Base Target. As a result, for 2010, our named executive officers were only entitled to receive a cash incentive equal to the Profit Share paid to each named executive officer disclosed above. In 2010, under the Profit Sharing Plan, we paid bonuses to our named executive officers in April and July 2010 and in January 2011.

For 2011, the implementation of the Profit Sharing Plan has been modified to set an interim target that will be paid during the first normal pay period following the conclusion of our second fiscal quarter of 2011. In addition, our named executive officers (and all of our other employees) will not be eligible to earn the additional Profit Share of 25% of our annual consolidated Adjusted EBITDA in excess of the Base Target even if we exceed the Base Target or the interim target.

Equity Compensation

In addition to cash incentives, we offer equity incentives as a way to enhance the link between the creation of unitholder value and executive incentive compensation and to give our executives appropriate motivation and rewards for achieving increases in enterprise value. Under our 2009 Common Unit Plan, our board of directors granted options to acquire MagnaChip Semiconductor LLC common units and restricted unit bonus awards. Awards under our 2009 Common Unit Plan were converted into options for common stock and restricted common stock of MagnaChip Semiconductor Corporation upon our corporate conversion. Such options vest in installments over three years following grant, with approximately one-third of the restricted unit awards vested at grant and the remainder vesting in two subsequent annual installments, as set forth in more detail below.

Under our 2011 Equity Incentive Plan, which replaced the 2009 Common Unit Plan immediately following our corporation conversion, the Committee may grant participants stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based and cash-based awards. In granting equity awards, the Committee may establish any conditions or restrictions it deems appropriate. Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Equity Incentive Plan. Following the completion of the MagnaChip Corporation IPO, the fair market value of the stock at the time of grant will generally be the closing price of a share of stock as quoted on the national or regional securities exchange or quotation system constituting the primary market for the stock on the date any grant is made. Prior to the exercise of a stock option or stock appreciation or settlement of an award denominated in units, the holder has no rights as a stockholder with respect to the stock subject to the award, including voting rights and the right to receive dividends. Participants receiving restricted stock awards are stockholders and have both voting rights and the right to receive dividends, except that dividends paid on unvested shares may remain subject to forfeiture until vested. Award vesting ceases upon termination of employment, and vested options and stock appreciation rights remain exercisable only for a limited period following such termination.

The Committee considers granting additional equity compensation in the event of new employment, a promotion or change in job responsibility or a change in median levels of equity compensation for similarly-situated executives at companies in our select peer group or in its discretion to reward or incentivize individual officers. The option award levels vary among participants based on their job grade and position. The Committee generally seeks to award equity compensation at levels consistent with the median levels for executives at companies in our select peer group, and will also make subjective determinations regarding adjustments to award amounts in light of factors such as the available pool, individual performance and role of executives. For example, the Committee may adjust the size of an award for an individual executive above the option award level for his or her position if the Committee determines that the executive has provided exceptional performance, or may increase the option award level for a position above the median level reflected in the select peer group if the position is considered by the Committee to be more critical to our long-term success. The Committee will generally maintain substantially equivalent award levels for executives at equivalent job grades. Stock option awards are not tied to base salary or cash incentive amounts.

As a result of our reorganization proceedings, all previously outstanding common and preferred units and options held by our named executive officers were cancelled. In December 2009, we granted new options to our executives with the option award amounts generally determined based upon the median levels of our select peer group. Thirty-four percent of the common units subject to the options vested and became exercisable on the first anniversary of grant date, with 8 or 9% of the common units subject to the options vesting on completion of each three-month period thereafter through December 2012. In December 2009, in recognition of services provided in guiding us through our reorganization proceedings, our board of directors also granted each of our current named executive officers a restricted unit bonus in addition to an option. The amount of the restricted unit bonuses were not based upon any numerical or formulaic factors, nor based upon any comparative peer group, data or the number of options granted, but rather were determined based upon our board of directors’ subjective assessment of individual contributions to the successful completion of the reorganization proceedings. We granted restricted unit bonuses in order to provide our executives with an equity incentive with a built-in gain equal to the value of the units as of the date of grant while still incentivizing them to contribute toward increasing our enterprise value. See “Item 11. Executive Compensation-Grant of Plan-Based Awards” below for information regarding the number and value of units granted to each named executive officer. Thirty-four percent of each restricted unit bonus vested upon grant, with the remaining portion vesting in equal installments on the first and second anniversary of the grant date. No equity incentives were granted to our named executive officers in 2010.

Upon the recommendation of our board of directors or chief executive officer, or otherwise, the Committee may in the future consider granting additional performance-based equity incentives.

Perquisites and Other Benefits

We provide the named executive officers with perquisites and other personal benefits, including expatriate benefits, that the Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Generally perquisites are determined based upon what the Committee considers to be the most customary perquisites offered by the select peer group and are not based upon a median cost for specific perquisites or for the perquisites in aggregate. The Committee determines the level and types of expatriate benefits for the executive officers based on local market surveys taken by our human resources group. These surveys are not limited to our select peer group, but include a broad range of non-Korea based companies with significant operations in Korea. Attributed costs of the personal benefits for the named executive officers are as set forth in the Summary Compensation Table below.

Mr. Park, Ms. Sakai and Mr. McFarland were expatriates during all of 2010 and received expatriate benefits commensurate with market practice in Korea. These perquisites, which were determined on an individual basis, included housing allowances, relocation allowances, insurance premiums, reimbursement for the use of a car, home leave flights, living expenses, tax equalization payments and tax advisory services, each as we deemed appropriate.

In addition, pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. For purposes of this section, we call this benefit “statutory severance.” The base statutory severance is approximately one month of base salary per year of service. Mr. Hwang, Ms. Sakai and Mr. McFarland accrue statutory severance.

Summary Compensation Table

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2008, 2009 and 2010, of our named executive officers:

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)(3)	All Other Compen- sation ($)		Total ($)
Sang Park	2010	482,164		543,926					325,576	(4)	1,351,666
Chairman and Chief Executive Officer	2009	979,611	(5)	11,262		1,769,600	488,070		314,785	(6)	3,563,328
	2008	442,128							351,897	(7)	794,025

Tae Young Hwang,	2010	275,129		249,706	(8)			105,346	26,422	(9)	656,604
Chief Operating Officer and President	2009	189,748		106,544		663,600	305,044	119,541	10,884	(10)	1,395,361
	2008	212,307						99,095	20,293	(11)	331,695

Brent Rowe	2010	261,499		223,200					12,914	(12)	497,614
Executive Vice President, Worldwide Sales	2009	398,554	(13)	70,500		442,400	183,026		12,231	(14)	1,106,711
	2008	226,308		176,000	(15)				25,673	(16)	427,981

Margaret Sakai	2010	272,072		157,052				28,152	250,039	(17)	707,314
Senior Vice President, Chief Financial Officer	2009	238,347		46,549		265,440	73,211	12,143	163,668	(18)	799,358
	2008	250,934						37,683	180,025	(19)	468,642

John McFarland,	2010	201,774		116,847				27,344	72,531	(20)	418,495
Senior Vice President, General Counsel and Secretary	2009	172,229		44,764		265,440	48,807	14,369	99,615	(21)	645,224
	2008	191,147						21,492	79,790	(22)	292,429

Note: Amounts set forth in the above table that were originally paid in Korean won from January 1 to October 25, 2009 and during the fiscal year ended December 31, 2008 have been converted into U.S. dollars using average exchange rates during the respective periods. After October 25, 2009, a monthly average exchange rate was used.

(1)	Includes one-time payment of 10% of base salary paid from April to June 2009 to all employees that voluntarily accepted pay reductions earlier in the year, including $22,204, $4,897, $6,000 and $6,415 paid to Mr. Park, Mr. Hwang, Mr. Rowe and Ms. Sakai, respectively.
(2)	Represents the grant date fair value with respect to the fiscal year determined in accordance with FASB ASC 718. See “Note 4 Summary of Significant Accounting Policies—Stock/Unit-Based Compensation,” and “Note 19 Equity Incentive Plans,” to the MagnaChip Semiconductor Corporation audited consolidated financial statements for the year ended 2010, the two months ended December 31, 2009, the ten months ended October 25, 2009 and the year ended 2008.
(3)	Consists of statutory severance accrued during the year ended December 31, 2010, the two months ended December 31, 2009, the ten months ended October 25, 2009 and the year ended December 31, 2008, as applicable. See the section subtitled “Compensation Discussion and Analysis” for a description of the statutory severance benefit.
(4)	Includes the following personal benefits paid to Mr. Park: (a) $142,390, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. Park’s housing lease; (b) $29,716 for insurance premiums; (c) $44,485 for other personal benefits (including reimbursement of the use of a car, home leave flights, living expenses, personal tax advisory expenses, and other personal benefits); (d) $83,042 of reimbursement for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2009; and (e) $25,944 for reimbursement of Korean tax.

(5)	Includes a fixed one-time bonus payment of $602,631 made in December 2009 pursuant to Mr. Park’s Amended and Restated Service Agreement. Mr. Park elected to forego $298,000 of the bonus payable pursuant to his service agreement in order for such amounts to be available for bonuses to other executives.
(6)	Includes the following personal benefits paid to Mr. Park: (a) $125,073, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. Park’s housing lease; (b) $28,386 for insurance premiums; (c) $48,319 for other personal benefits (including reimbursement of the use of a car, home leave flights, living expenses and personal tax advisory expenses); (d) $89,252 of reimbursement for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2008; and (e) $23,755 for reimbursement of Korean tax.
(7)	Includes the following personal benefits paid to Mr. Park: (a) $70,838, which is the aggregate monthly pro rata amount of prepaid housing expenses for Mr. Park’s housing lease for six months, $82,828, which is the total monthly rental payments for seven months’ rent for Mr. Park’s housing, and $8,192, which is the imputed benefit to Mr. Park from a refundable deposit held by the lessor of Mr. Park’s housing during the lease term; (b) $27,290 for insurance premiums; (c) $35,787 for other personal benefits (including reimbursement of the use of a car, home leave flights and personal tax advisory expenses); (d) $78,913 of reimbursement for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2006 and 2007; (e) $24,962 for Mr. Park’s living expenses; and (f) $23,087 for reimbursement of Korean tax and employee fringe benefits.
(8)	Includes a longevity bonus of $2,543 paid to Mr. Hwang in August 2010.
(9)	Includes the following personal benefits paid to Mr. Hwang: (a) $12,875 for reimbursement of the use of a car; (b) $2,103 for other personal benefits; and (c) $11,444 for insurance premiums.
(10)	Includes the following personal benefits paid to Mr. Hwang: (a) $7,832 for reimbursement of the use of a car; and (b) $3,052 for insurance premiums.
(11)	Includes the following personal benefits paid to Mr. Hwang: (a) $9,541 for reimbursement of the use of a car; (b) $9,070 for insurance premiums; and (c) $1,682 for employee fringe benefits.
(12)	Includes the following personal benefits paid to Mr. Rowe: $12,914 for insurance premiums.
(13)	Includes a $176,000 fixed non-discretionary payment under Mr. Rowe’s offer letter (as supplemented), pursuant to which in 2007 Mr. Rowe elected to receive a $528,000 advance on his first three years of potential annual bonus payments at a rate of 80% of base pay. Effective as of April 2009, the right to receive the bonus became fixed and was no longer discretionary.
(14)	Includes the following personal benefits paid to Mr. Rowe: (a) $1,597 for reimbursement of the use of a car; and (b) $10,634 for insurance premiums.
(15)	Under Mr. Rowe’s offer letter (as supplemented), in 2007, Mr. Rowe elected to receive a $528,000 advance on his first three years of potential annual bonus payments at a rate of 80% of base pay. One-third of this amount ($176,000) was earned in 2008.
(16)	Includes the following personal benefits paid to Mr. Rowe: (a) $1,983 for reimbursement of the use of a car; (b) $13,027 for insurance premiums; and (c) $10,663 for personal tax advisory expenses.
(17)	Includes the following personal benefits paid to Ms. Sakai: (a) $93,364, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Ms. Sakai’s housing lease; (b) $53,945 for reimbursement of tuition expenses for Ms. Sakai’s children; (c) $26,019 for Ms. Sakai’s home leave flights; (d) $30,016 for insurance premiums; (e) $16,478 for other personal benefits (including reimbursement of the use of a car, living expenses, personal tax advisory expenses, and other personal benefits); (f) $18,305 of reimbursement for the difference between the actual tax Ms. Sakai already paid and the hypothetical tax she had to pay for the fiscal year 2009; and (g) $11,911 for reimbursement of Korean tax.
(18)	Includes the following personal benefits paid to Ms. Sakai: (a) $25,590, which is the total monthly rental payments for four months rent for MS. Sakai’s housing, and $32,650, which is the imputed benefit to Ms. Sakai from a refundable deposit held by the lessor of Ms. Sakai’s housing during the lease term; (b) $33,735 for reimbursement of tuition expenses for Ms. Sakai’s children; (c) $21,352 for Ms. Sakai’s home leave flights; (d) $28,238 for insurance premiums; (e) $8,568 for other personal benefits (including reimbursement of the use of a car, personal tax advisory expenses, and communication expenses); and (f) $13,535 for reimbursement of Korean tax.

(19)	Includes the following personal benefits paid to Ms. Sakai: (a) $61,438, which is the imputed benefit to Ms. Sakai from a refundable deposit held by the lessor of Ms. Sakai’s housing during the lease term; (b) $38,046 for reimbursement of tuition expenses for Ms. Sakai’s children; (c) $23,420 for Ms. Sakai’s home leave flights; (d) $27,211 for insurance premiums; (e) $21,460 for other personal benefits (including reimbursement of the use of a car, personal tax advisory expenses, and communication expenses); and (f) $8,450 for reimbursement of Korean tax and employee fringe benefits.
(20)	Includes the following personal benefits paid to Mr. McFarland: (a) $25,920 for reimbursement of tuition expenses for Mr. McFarland’s child; (b) $7,418 of reimbursement for the difference between the actual tax Mr. McFarland already paid and the hypothetical tax he had to pay for the fiscal year 2009; (c) $21,830 for insurance premiums; (d) $8,204 for other personal benefits (including reimbursement of the use of a car, personal tax advisory expenses and other personal benefits); and (e) $9,159 for reimbursement of Korean tax.
(21)	Includes the following personal benefits paid to Mr. McFarland: (a) $23,351 for reimbursement of tuition expenses for Mr. McFarland’s child; (b) $19,978 of reimbursement for the difference between the actual tax Mr. McFarland already paid and the hypothetical tax he had to pay for the fiscal year 2008; (c) $20,227 for insurance premiums; (d) $1,089 for other personal benefits (including reimbursement of the use of a car and personal tax advisory expenses); and (e) $34,970 for reimbursement of Korean tax.
(22)	Includes the following personal benefits paid to Mr. McFarland: (a) $21,334 for reimbursement of tuition expenses for Mr. McFarland’s child; (b) $13,382 of reimbursement for the difference between the actual tax Mr. McFarland already paid and the hypothetical tax he had to pay for the fiscal year 2007; (c) $19,736 for insurance premiums paid; (d) $12,296 for other personal benefits (including reimbursement of the use of a car and personal tax advisory expenses); and (e) $13,042 for reimbursement of Korean tax and employee fringe benefits.

Grants of Plan-Based Awards

No stock and option awards nor other plan-based awards were granted during the year ended December 31, 2010 to our named executive officers.

	Outstanding Equity Awards at Fiscal Year End 2010(1)
	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Sang Park	95,200	184,800	5.88	12/8/2019	92,400	1,293,600
Tae Young Hwang	59,500	115,500	5.88	12/8/2019	34,650	485,100
Brent Rowe	35,700	69,300	5.88	12/8/2019	23,100	323,400
Margaret Sakai	14,280	27,720	5.88	12/8/2019	13,860	194,040
John McFarland	9,520	18,480	5.88	12/8/2019	13,860	194,040

(1)	All of our outstanding common and preferred units and outstanding options as of November 9, 2009 were terminated as of November 9, 2009 pursuant to our reorganization proceedings.
(2)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on December 8, 2010, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months.
(3)

The option exercise price at the time of grant was $1.16 per common unit, or $9.28 after giving effect to the corporate conversion. On April 19, 2010, we made a distribution to our unitholders of $0.4254 per common unit, which resulted in the option exercise price being reduced to $0.7346 per common unit, or $5.88 after giving effect to the corporate conversion.
(4)	The restrictions on the shares of common stock lapse on December 8, 2011 as to 33% of the total amount of restricted shares of common stock originally awarded.
(5)	The reported value represents the product of multiplying the number of shares of unvested common stock by the value of our common stock on an as converted basis as of December 31, 2010, the last day of our fiscal year. As there was no public market for our outstanding common equity on December 31, 2010, we have assumed that the fair market value on December 31, 2010 was $ 14.00, which represents the initial public offering price of our common stock in the MagnaChip Corporation IPO.

Option Exercises and Stock Vested at Fiscal Year End 2010(1)

Name	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Sang Park	92,400	1,293,600
Tae Young Hwang	34,650	485,100
Brent Rowe	23,100	323,400
John McFarland	13,860	194,040
Margaret Sakai	13,860	194,040

(1)	All of our outstanding common and preferred units and outstanding options as of November 9, 2009 were terminated as of November 9, 2009 pursuant to our reorganization proceedings.
(2)	The restrictions on the awards lapsed on December 8, 2010 as to 33% of the total number of restricted shares of common stock originally awarded.
(3)	The reported value represents the product of multiplying the number of vested shares by the value of our shares as of the date of vesting determined on an as converted basis. As there was no public market for our outstanding common equity on December 8, 2010, the date of vesting, we have assumed that the fair market value on December 8, 2010 was $ 14.00, which represents the initial public offering price of our common stock in the MagnaChip Corporation IPO.

MagnaChip Semiconductor LLC 2009 Common Unit Plan

All of our outstanding common and preferred units and options and related plans were terminated as of November 9, 2009 pursuant to our reorganization proceedings. Following our emergence from our reorganization proceedings, in December 2009, our board of directors adopted, and our equityholders approved, the MagnaChip Semiconductor LLC 2009 Common Unit Plan, which we refer to as the 2009 Plan. The 2009 Plan provided for the grant of nonstatutory options, restricted unit bonus and purchase right awards, and deferred unit awards to employees and consultants of our company and our subsidiaries and to members of our board of directors. However, only options and restricted unit bonus awards were granted under the 2009 Plan. Subject to adjustment in the event of certain changes in capital structure, the maximum aggregate number of MagnaChip Semiconductor LLC common units available for grant under the 2009 Plan was 30,000,000. Units subject to awards that expired, were forfeited or otherwise terminated would have been available again for grant under the 2009 Plan.

In connection with our corporate conversion, MagnaChip Semiconductor Corporation assumed the rights and obligations of MagnaChip Semiconductor LLC under the 2009 Plan and converted MagnaChip Semiconductor LLC common unit options and restricted common units outstanding under the 2009 Plan into options to acquire a number of shares of our common stock and shares of restricted common stock at a ratio of eight-for-one on substantially equivalent terms and conditions. Based upon MagnaChip Semiconductor LLC’s common units outstanding as of December 31, 2010, and after giving effect to the corporate conversion, there would have been outstanding under the 2009 Plan options to purchase 1,957,760 shares of common stock, at a weighted average exercise price of $6.33 per share. The 2009 Plan terminated immediately following our corporate conversion, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire.

The 2009 Plan is administered by the Committee. Subject to the provisions of the 2009 Plan, the Committee determined in its discretion the persons to whom and the times at which awards were granted, the sizes of such awards, and all of their terms and conditions. All awards were evidenced by a written agreement between us and the holder of the award. The Committee has the authority to construe and interpret the terms of the 2009 Plan and awards granted under it.

In the event of a change in control of our company, the vesting of all outstanding awards held by participants whose employment has not previously terminated will accelerate in full. In addition, the Committee has the authority to require that outstanding awards be assumed or replaced with substantially equivalent awards by a successor corporation or to cancel the outstanding awards in exchange for a payment in cash or other property equal to the fair market value of restricted units or the excess, if any, of the fair market value of the units subject to an option over the exercise price per unit of such option.

2011 Equity Incentive Plan

Our 2011 Equity Incentive Plan, or the 2011 Plan, which was approved by our board of directors in March 2010, amended and restated by our board of directors in February 2011 to reflect that the 2011 Plan will become effective in 2011, and approved by our stockholders in March 2011, became effective upon our corporate conversion.

890,300 shares of our common stock or the total number of shares of common stock (as adjusted by the conversion ratio in the corporate conversion) remaining available for grant under the 2009 Plan upon its termination immediately following the corporate conversion, are authorized and reserved for issuance under the 2011 Plan. This reserve will automatically increase on January 1, 2012 and each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our board of directors. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock (as adjusted by the conversion ratio in the corporate conversion) remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

Awards may be granted under the 2011 Plan to our employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While we may grant incentive stock options only to employees, we may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant.

The 2011 Plan is administered by the Committee. Subject to the provisions of the 2011 Plan, the Committee determines in its discretion the persons to whom and the times at which awards are granted, the sizes of such awards, and all of their terms and conditions. All awards are evidenced by a written agreement between us and the holder of the award. The Committee has the authority to construe and interpret the terms of the 2011 Plan and awards granted under it.

In the event of a change in control as described in the 2011 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2011 Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of our board of directors who are not employees will automatically be accelerated in full. The 2011 Plan also authorizes the Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan, or the Purchase Plan, which was approved by our board of directors in March 2010, amended and restated by our board of directors in February 2011 to reflect that the Purchase Plan will become effective in 2011, and approved by our stockholders in March 2011, became effective upon the commencement of the MagnaChip Corporation IPO.

A number of shares of our common stock equal to 2% of the number of shares of common stock estimated to be outstanding immediately after completion of the MagnaChip Corporation IPO, including the exercise of the underwriters’ option to purchase additional shares were initially authorized and reserved for sale under the Purchase Plan. In addition, the Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021 equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) a number of shares of our common stock equal to 2% of the number of shares of common stock estimated to be outstanding immediately after completion of the MagnaChip Corporation IPO, including the exercise of the underwriters’ option to purchase additional shares or (iii) a number of shares as our board may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan.

Our employees and employees of any parent or subsidiary corporation designated by the Committee are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in any calendar year. However, an employee may not be granted a right to purchase stock under the Purchase Plan if: (i) the employee immediately after such grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock or of any parent or subsidiary corporation, or (ii) the employee’s rights to purchase stock under all of our employee stock purchase plans would accrue at a rate that exceeds $25,000 in value for each calendar year of participation in such plans.

The Purchase Plan is implemented through a series of sequential offering periods, generally three months in duration beginning on the first trading days of February, May, August, and November each year. However, the Committee may establish an offering period to commence on the effective date of the Purchase Plan that will end on a date determined by the Committee. The Committee is authorized to establish additional or alternative concurrent, sequential or overlapping offering periods and offering periods having a different duration or different starting or ending dates, provided that no offering period may have a duration exceeding 27 months.

Amounts accumulated for each participant, generally through payroll deductions, are credited toward the purchase of shares of our common stock at the end of each offering period at a price generally equal to 95% of the fair market value of our common stock on the purchase date. Prior to commencement of an offering period, the Committee is authorized to change the purchase price discount for that offering period, but the purchase price may not be less than 85% of the lower of the fair market value of our common stock at the beginning of the offering period or on the purchase date.

No participant may purchase under the Purchase Plan in any calendar year shares having a value of more than $25,000 measured by the fair market value per share of our common stock on the first day of the applicable offering period. Prior to the beginning of any offering period, the Committee may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the Committee will make a pro rata allocation of the available shares. Any amounts withheld from participants’ compensation in excess of the amounts used to purchase shares will be refunded, without interest.

In the event of a change in control, an acquiring or successor corporation may assume our rights and obligations under the Purchase Plan. If the acquiring or successor corporation does not assume such rights and obligations, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control as specified by the Committee, but the number of shares subject to outstanding purchase rights shall not be adjusted.

Agreements with Executives and Potential Payments Upon Termination or Change in Control

We are obligated to make certain payments to our named executive officers upon termination or a change in control as further described below.

Sang Park. We are party to an Amended and Restated Services Agreement, dated as of May 8, 2008, with Mr. Park pursuant to which he serves as our Chairman and Chief Executive Officer. Under the agreement, Mr. Park was to receive an initial base salary of $450,000 and a one-time performance bonus payment of $900,000. Mr. Park is also entitled to an annual incentive award of 100% of his annual salary based upon the achievement of performance goals, provided that the actual bonus paid may be higher or lower dependent on over- or under-achievement of his performance goals, as determined by the Committee. Mr. Park is entitled to customary employee benefits and certain expatriate, repatriation and international service benefits, including relocation benefits, tax equalization benefits, the cost of housing accommodations and expenses, transportation benefits and repatriation benefits. Pursuant to the agreement Mr. Park was granted options to purchase restricted common units but they were subsequently terminated in connection with our reorganization proceedings. The restated service agreement also contains customary non-competition and non-solicitation covenants lasting two and three years, respectively, from the date of termination of employment and confidentiality covenants of unlimited duration.

If Mr. Park’s employment is terminated without Cause or if he resigns for good reason, Mr. Park is entitled to receive (i) payment of all salary and benefits accrued up to the date of termination, (ii) payment of his then-current base salary for twelve months, (iii) the annual incentive award to which Mr. Park would have been entitled for the year in which his employment terminates, (iv) twelve months’ accelerated vesting on outstanding equity awards and a twelve-month post-termination equity award exercise period, and (v) continued participation for Mr. Park and his eligible dependents in our benefit plans for twelve months, including certain international service benefits.

If such termination occurs within nine months of a change in control, Mr. Park is entitled to receive (i) payment of all salary and benefits accrued and unpaid up to the date of termination, (ii) payment of his then-current base salary for twenty-four months, (iii) the annual incentive award to which Mr. Park would have been entitled for the year in which his employment terminates, (iv) two years’ accelerated vesting on outstanding equity awards, other than awards granted pursuant to the 2009 Plan, which accelerate in full, (v) a twelve-month post-termination equity award exercise period, and (vi) continued participation for Mr. Park and his eligible dependents in our benefit plans for two years, including certain international service benefits.

The severance described above payable to Mr. Park upon his termination without Cause or in connection with a change in control shall be reduced to the extent that we pay any statutory severance payments to Mr. Park pursuant to the Korean Commercial Code or any other statute.

As used in the agreement, the term “Cause” means the termination of Mr. Park’s employment because of (i) a failure by Mr. Park to substantially perform his customary duties (other than such failure resulting from incapacity due to physical or mental illness); (ii) Mr. Park’s gross negligence, intentional misconduct or material fraud in the performance of Mr. Park’s employment; (iii) Mr. Park’s conviction of, or plea of nolo contendre to, a felony or to a crime involving fraud or dishonesty; (iv) a judicial determination that Mr. Park committed fraud or dishonesty against any natural person, firm, partnership, limited liability company, association, corporation, company, trust, business trust, governmental authority or other entity; or (v) Mr. Park’s material violation of the agreement or of one or more of the material policies applicable to his employment. Resignation for “good reason” means a resignation upon any of the following events that remains uncured for 30 days after Mr. Park delivers a demand to us: (i) a salary reduction other than a reduction of less than 10% applied to our other officers, (ii) material reduction in benefits, (iii) failure to provide housing, (iv) nature or status of Mr. Park’s authorities, duties or responsibilities are materially and adversely altered, (v) removal from our board of directors without cause, or (vi) Mr. Park is not reappointed as Chief Executive Officer following our initial public offering.

In the event we terminate Mr. Park’s employment due to Disability, Mr. Park shall be entitled to (i) payment of his Salary and accrued vacation up to and including the date of termination, (ii) payment of any unpaid expense reimbursements, (iii) the prorated amount of any cash incentive to which Mr. Park would have been entitled, and (iv) other benefits due to Mr. Park through his termination date. As used in the agreement, the term “Disability” means that the we determine that due to physical or mental illness or incapacity, whether total or partial, Mr. Park is substantially unable to perform his duties for a period of 180 consecutive days or shorter periods aggregating 180 days during any period of 365 consecutive days.

In the event of Mr. Park’s death while employed by us, Mr. Park’s estate or named beneficiary shall be entitled to (i) payment of Mr. Park’s salary and accrued vacation up to and including the date of termination, (ii) payment of any unpaid expense reimbursements, (iii) the prorated amount of any cash incentive to which Mr. Park would have been entitled, and (iv) other benefits due to Mr. Park through his termination date.

Tae Young Hwang. We entered into an Entrustment Agreement with Mr. Hwang, effective as of October 1, 2004, under which he serves as our Chief Operating Officer and President, with an initial base salary of 220 million Korean won per year and with a target annual incentive bonus to be determined by management based on performance. Mr. Hwang is entitled to customary employee benefits and expatriate benefits. The agreement also contains customary non-competition covenants lasting one year from the date of termination of employment and confidentiality covenants of unlimited duration.

If Mr. Hwang’s employment is terminated for any reason, he is entitled to statutory severance payments pursuant to the Korean Commercial Code.

Brent Rowe. We entered into an Offer Letter with Mr. Rowe, dated as of March 7, 2006, pursuant to which Mr. Rowe serves as our Executive Vice President, Worldwide Sales, with an initial base salary of $220,000 per year, a sign on bonus of $50,000 and with a target annual incentive bonus opportunity of 80% of his base salary. Mr. Rowe is entitled to customary employee benefits. Pursuant to the Offer Letter, Mr. Rowe received an initial grant of options to purchase our common units, but the grant was subsequently terminated in connection with our reorganization proceedings.

If Mr. Rowe’s employment is terminated without cause, he is entitled to a severance payment equal to six months’ salary.

Margaret Sakai. We entered into an Offer Letter with Ms. Sakai, dated as of September 5, 2006, pursuant to which Ms. Sakai served as our Senior Vice President, Finance, with an initial base salary of $250,000 per year and with a target annual incentive bonus opportunity of 50% of her base salary. Ms. Sakai’s title was changed to Senior Vice President and Chief Financial Officer in 2009. Ms. Sakai is entitled to customary employee benefits and expatriate benefits. Pursuant to her Offer Letter, Ms. Sakai received an initial grant of options to purchase our common units, but the grant was subsequently terminated in connection with our reorganization proceedings.

If Ms. Sakai’s employment is terminated by us without cause, Ms. Sakai is entitled to receive payment of all salary and benefits accrued and unpaid up to the date of termination, continued payment of her salary for six months at the rate in effect on the date of termination, payment of a prorated portion of the annual incentive bonus for the year in which termination occurs and paid benefits for Ms. Sakai and her dependents for six months. The severance payable to Ms. Sakai under her Offer Letter will be reduced to the extent we make any statutory severance payments to Ms. Sakai pursuant to the Korean Commercial Code or any other statute.

John McFarland. We are party to a Service Agreement, dated as of April 1, 2006, with Mr. McFarland pursuant to which he serves as our Senior Vice President, General Counsel and Secretary. Under the agreement, Mr. McFarland was eligible to receive an initial base salary of 175 million Korean won per year, with a target annual incentive bonus opportunity of 50% of his base salary. Mr. McFarland is entitled to customary employee benefits and certain expatriate, repatriation and international service benefits. Mr. McFarland received an initial grant of options to purchase our common units, but the grant was subsequently terminated in connection with our reorganization proceedings. The agreement also contains customary non-competition and non-solicitation covenants lasting one and two years, respectively, from the date of termination of employment and confidentiality covenants of unlimited duration.

Pursuant to the agreement, if Mr. McFarland’s employment is terminated for any reason other than Disability, death or Cause, he shall be entitled to (i) payment of all salary and benefits accrued up to the date of termination, (ii) a severance payment, consisting of the continuation of his then current salary for a period of six months, (iii) six months of paid benefits for Mr. McFarland and his eligible dependents and (iv) the prorated amount of any cash incentive to which Mr. McFarland would have been entitled. The severance payable to Mr. McFarland under his agreement will be reduced to the extent we make any statutory severance payments to Mr. McFarland pursuant to the Korean Commercial Code or any other statute.

In the event we terminate Mr. McFarland’s employment due to Disability, Mr. McFarland shall be entitled to (i) payment of his then current salary up to and including the date of termination, (ii) the dollar value of all accrued and unused vacation benefits based upon Mr. McFarland’s most recent level of salary, (iii) any cash incentive amount actually earned but not previously paid to Mr. McFarland, (iv) payment of any unpaid expense reimbursements, and (v) the prorated amount of any cash incentive to which Mr. McFarland would have been entitled. As used in the agreement, the term “Disability” means that we reasonably determine that due to physical or mental illness or incapacity, whether total or partial, Mr. McFarland is substantially unable to perform his duties for a period of 180 consecutive days or shorter periods aggregating 180 days during any period of 365 consecutive days.

In the event of Mr. McFarland’s death while employed by us, Mr. McFarland’s estate or named beneficiary shall be entitled to (i) payment of Mr. McFarland’s then current salary up to and including the date of termination, (ii) the dollar value of all accrued and unused vacation benefits based upon Mr. McFarland’s then current salary, (iii) any cash incentive amount actually earned but not previously paid to Mr. McFarland, (iv) payment of any unpaid expense reimbursements, and (v) the prorated amount of any cash incentive to which Mr. McFarland would have been entitled.

If Mr. McFarland’s employment is terminated for Cause, he will be entitled to receive payment of all salary and benefits and unreimbursed expenses accrued up to the date of termination and will not be entitled to any other compensation. As used in the agreement, the term “Cause” has substantially the same definition as that in Mr. Park’s agreement.

Potential Payments upon Termination or Change in Control.

Termination. Our named executive officers are eligible to receive certain payments and benefits in connection with certain service termination events pursuant to the terms of our employment agreements with them, as further described under the section entitled “Agreements with Executives and Potential Payments Upon

Termination or Change in Control.” The terms “cause” and “resignation for good reason” used below have the meanings given to them in the applicable agreements with us.

Change in Control. Mr. Park is entitled to receive certain payments and benefits in connection with a change in control of our company pursuant to our employment agreement with him, as further described under the section entitled “Agreements with Executives and Potential Payments Upon Termination or Change in Control.” In addition, in the event of a change in control of our company, the vesting of all outstanding awards issued under the 2009 Plan held by participants whose employment has not previously terminated will accelerate in full. In addition, the Committee has the authority to require that outstanding awards be assumed or replaced with substantially equivalent awards by the successor corporation or to cancel the outstanding awards in exchange for a payment in cash or other property equal to the fair market value of restricted units or the excess, if any, of the fair market value of the units subject to an option over the exercise price per unit of such option. For purposes of the foregoing, a “change in control” is generally defined as the acquisition by a person or entity of more than 51% of the combined voting power of our then outstanding voting securities or a sale or transfer of all or substantially all of our consolidated assets to a person or entity that is not our affiliate. The MagnaChip Corporation IPO did not constitute a change of control for the purposes of these provisions.

The following table presents our estimate of the dollar value of the payments and benefits payable to our named executive officers upon the occurrence of the following events, assuming that each such event occurred on December 31, 2010. The disclosure in the following table does not include:

•

any accrued benefits that were earned and payable as of December 31, 2010, including any short-term cash incentive amounts earned by, or any discretionary bonus amounts payable to, the executive officer for 2010 performance; or

•	payments and benefits to the extent they are provided generally to all salaried employees and do not discriminate in scope, terms or operation in favor of the named executive officers.

Name	Event		Cash Severance Payment ($)(1)	Continuation of Benefits ($)(2)		Value of Equity Award Acceleration ($)(3)	Total ($)
Sang Park	(a	)(4)	450,000	325,576	(5)	2,794,176	3,569,752
	(b	)(4)	900,000	651,152	(6)	2,794,176	4,345,328
	(c	)	—	—		2,794,176	2,794,176
Tae Young Hwang	(c	)	—	—		1,422,960	1,422,960
Brent Rowe	(a	)	110,000	—		—	110,000
	(c	)	—	—		886,116	886,116
Margaret Sakai	(a	)	130,000	125,019	(7)	—	255,019
	(c	)	—	—		419,126	419,126
John McFarland	(a	)	94,210	36,265	(8)	—	130,475
	(c	)	—	—		344,098	344,098
(a)	Termination without cause in absence of change in control
(b)	Termination without cause within 9 months following a change in control
(c)	Change in control
(1)	Represents cash severance payments payable to our named executive officers pursuant to our employment agreements with them, prior to giving effect to the terms thereof relating to the Employee Retirement Benefit Security Act of Korea. Other than Mr. Rowe, who is entitled to a lump sum cash severance payment, cash severance payments are paid monthly in accordance with our regular payroll procedures. Pursuant to the Employee Retirement Benefit Security Act, Mr. Hwang, Ms. Sakai and Mr. McFarland are entitled to certain statutory severance benefits from us upon the termination of their employment with us for any reason. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Perquisites and Other Benefits” for additional information. For these executives, the amounts reflected in this column would be reduced to the extent we are obligated to make these statutory severance payments.

(2)	Calculated assuming the continuation of benefits for the applicable period at the same dollar value of 2010 benefits.
(3)	Reflects the aggregate value of the accelerated vesting of the named executive officer’s unvested options and restricted common units, as applicable.

With respect to options issued under our 2009 Plan outstanding as of December 31, 2010, the amounts were calculated by multiplying (i) the number of outstanding options to purchase common stock subject to award vesting on December 31, 2010 by (ii) the fair market value of our common stock as of December 31, 2010. As there was no public market for our outstanding common equity on December 31, 2010, we have assumed that the fair market value on December 31, 2010 was $14.00, which represents the initial public offering price of our common stock in the MagnaChip Corporation IPO. Because all of our restricted common units issued under the 2009 Plan outstanding as of December 31, 2010 were issued without any required monetary payment, the amounts were calculated by multiplying (i) the number of outstanding restricted common stock subject to award vesting on December 31, 2010 by (ii) the fair market value of our common stock as of December 31, 2010. As there was no public market for our outstanding common equity on December 31, 2010, we have assumed that the fair market value on December 31, 2010 was $14.00, which represents the initial public offering price of our common stock in the MagnaChip Corporation IPO.

(4)	Reflected benefits are also payable in connection with Mr. Park’s resignation for good reason. See “Item 11. Executive Compensation—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Sang Park.”
(5)	Represents the aggregate value of the continuation of health insurance benefits for Mr. Park and his eligible dependents for twelve months following the date of termination. Mr. Park is also entitled to tax equalization benefits, tax preparation services, the reimbursement of costs associated with one home leave flight and, for a period of twelve months post-termination, international health insurance benefits, paid housing and the use of a car and a driver.
(6)	Represents the aggregate value of the continuation of health insurance benefits for Mr. Park and his eligible dependents for twenty-four months following the date of termination. Mr. Park is also entitled to tax equalization benefits, tax preparation services, the reimbursement of costs associated with two home leave flights and, for a period of twenty-four months post-termination, international health insurance benefits, paid housing and the use of a car and a driver.
(7)	Represents the aggregate value of the continuation of health insurance benefits for Ms. Sakai and her eligible dependents for six months following the date of termination. Ms. Sakai is also entitled to tax equalization benefits, tax preparation services, reimbursement of costs associated with one home leave flight and, for a period of six months post-termination, paid housing, the use of a car and a driver and child tuition benefits.
(8)	Represents the aggregate value of continuation of health insurance benefits for Mr. McFarland and his eligible dependents for six months following the date of termination. Mr. McFarland is also entitled to tax equalization, tax preparation services and, for a period of six months post-termination, child tuition benefits.

Pension Benefits for the Fiscal Year Ended December 31, 2010

Pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. The base statutory severance accrues at the rate of approximately one month of base salary per year of service and is calculated on a monthly basis based upon the officer’s salary for the prior three-month period. Accordingly, if the named executive officers in the following table had retired on the last day of our fiscal year ended December 31, 2010, they would have been entitled to the statutory severance payments described below. Assuming no change in the applicable law, each of these executives will continue to accrue additional statutory severance benefits at the rate described above until his or her service with us terminates.

Name	Plan Name	Number of Years of Credited Service (#)		Present Value of Accumulated Benefit ($)	Payments During the Last Fiscal Year
Tae Young Hwang	Statutory Severance with Multiplier for Partial Period	15	(1)	812,334	—
Margaret Sakai	Statutory Severance	4		98,832	—
John McFarland	Statutory Severance	6		111,188	—

(1)	Mr. Hwang accrued severance for his fifteen years of service at MagnaChip and its predecessor corporation. Although the minimum legal severance accrual is one month of base salary per year of service, Mr. Hwang was eligible for accrual of a multiple of two to three months of base salary per year of service during approximately the first ten of his fifteen years of service, or $447,654 in aggregate.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Director Compensation for the Fiscal Year Ended December 31, 2010

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Total ($)
R. Douglas Norby	55,000	(2)	—		166,180	(3)	221,180
Gidu Shroff	50,000	(4)	—		166,180	(3)	216,180
Nader Tavakoli	50,000	(4)	318,000	(5)	166,180	(3)	534,180
Michael Elkins(6)	—		—		—		—
Randal Klein(6)	—		—		—		—
Steven Tan(6)	—		—		—		—

(1)	Represents grant date fair value determined in accordance with FASB ASC 718. See “Note 4 Summary of Significant Accounting Policies Stock/Unit-Based Compensation,” and “Note 19 Equity Incentive Plans,” to the MagnaChip Semiconductor Corporation audited consolidated financial statements for the year ended December 31, 2010, the two months ended December 31, 2009, the ten months ended October 25, 2009 and the year ended 2008.
(2)	Consists of an annual retainer of $50,000 paid to independent non-employee directors plus an additional $5,000 paid for serving as the chairman of our audit committee pursuant to our director compensation policy adopted in March 2010.
(3)	Consists of an option grant to an independent non-employee director to purchase 25,000 shares of common stock issued in March 2010 under the 2009 Plan at an exercise price of $16.96 per share pursuant to our director compensation policy adopted in March 2010. On April 19, 2010, the option exercise price was adjusted pursuant to the terms of the 2009 Plan to $13.56 per share as a result of the $130.7 million cash distribution made to our unitholders in April 2010.

(4)	Consists of an annual retainer of $50,000 paid to independent non-employee directors pursuant to our director compensation policy adopted in March 2010.
(5)	Consists of a grant of 18,750 shares of restricted common stock issued in March 2010 under the 2009 Plan for services as a director to date.
(6)	This director did not receive any compensation in 2010.

Further Information Regarding Director Compensation Table

In March 2010, we issued to our director Nader Tavakoli 18,750 shares of restricted common stock pursuant to the 2009 Plan for service as a director to date. In March 2010, we also adopted a new director compensation policy. Under the new policy, each of our independent directors is entitled to receive an annual fee of $50,000. In addition, the chairman of our audit committee is entitled to an additional fee of $5,000. We expect to issue each independent director an option to purchase 25,000 shares of common stock, which shall vest on the same terms as option grants to our other grantees. In March 2010, pursuant to this policy, we issued options to purchase 25,000 shares of common stock to each of our directors R. Douglas Norby, Gidu Shroff and Nader Tavakoli pursuant to the 2009 Plan at an exercise price of $16.96 per share.

Compensation Committee Interlocks and Insider Participation

We do not anticipate that any of the members of the Compensation Committee will have been an officer or employee of our company during the last fiscal year. During 2010, decisions regarding executive officer compensation were made by our full board of directors. Mr. Sang Park, Chairman of our board of directors and our Chief Executive Officer, participated in deliberations of our board of directors regarding the determination of compensation of our executive officers other than himself. None of our executive officers currently serves, or in the past has served, as a member of the board of directors or the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis as set forth above under “Executive Compensation—Compensation Discussion and Analysis” with our management and, based on such review and discussion, has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The foregoing report was submitted by the Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.

Members of the Committee:

R. Douglas Norby

Randal Klein

Nader Tavakoli

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	1,957,760	$6.33	890,300
Equity compensation plans not approved by security holders	—	—	—
Total:	1,957,760	$6.33	890,300

(1)	As of December 31, 2010, after giving effect to the corporate conversion and the MagnaChip Corporation IPO, 890,300 shares of common stock of MagnaChip Corporation were available in the aggregate for future issuance under our 2011 Equity Incentive Plan.

All of our outstanding common and preferred units and options and related plans were terminated as of November 9, 2009 pursuant to our reorganization proceedings. Following our emergence from our reorganization proceedings, in December 2009, our board of directors adopted, and our equityholders approved, the MagnaChip Semiconductor LLC 2009 Common Unit Plan, which we refer to as the 2009 Plan. The 2009 Plan provided for the grant of nonstatutory options, restricted unit bonus and purchase right awards, and deferred unit awards to employees and consultants of our company and our subsidiaries and to members of our board of directors. However, only options and restricted unit bonus awards were granted under the 2009 Plan. The 2009 Plan terminated immediately following our corporate conversion, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire.

The 2011 Plan was approved by our board of directors in March 2010, amended and restated by our board of directors in February 2011 to reflect that the 2011 Plan will become effective in 2011, and approved by our stockholders in March 2011, and was effective upon our corporate conversion. In became effective upon our corporate conversion, MagnaChip Semiconductor Corporation assumed the rights and obligations of MagnaChip Semiconductor LLC under the 2009 Plan and converted MagnaChip Semiconductor LLC common unit options and restricted common units outstanding under the 2009 Plan into options to acquire a number of shares of our common stock and shares of restricted common stock at a ratio of eight-for-one on substantially equivalent terms and conditions under the 2011 Plan. Based upon our common units outstanding as of December 31, 2010, after giving effect to the corporate conversion and the MagnaChip Corporation IPO, there would have been outstanding under the 2011 Plan options to purchase 1,957,760 shares of common stock, at a weighted average exercise price of $6.33 per share.

890,300 shares of our common stock, or the total number of shares of common stock (as adjusted by the conversion ratio in the corporate conversion) remaining available for grant under the 2009 Plan upon its termination immediately following the corporate conversion, are authorized and reserved for issuance under the 2011 Plan. This reserve will automatically increase on January 1, 2012 and each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our board of directors. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock (as adjusted by the conversion ratio in the corporate conversion) remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

Awards may be granted under the 2011 Plan to our employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While we may grant incentive stock options only to employees, we may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant.

The 2011 Plan is administered by the Compensation Committee. Subject to the provisions of the 2011 Plan, the Compensation Committee determines in its discretion the persons to whom and the times at which awards are granted, the sizes of such awards, and all of their terms and conditions. All awards are evidenced by a written agreement between us and the holder of the award. The Compensation Committee has the authority to construe and interpret the terms of the 2011 Plan and awards granted under it.

In the event of a change in control as described in the 2011 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2011 Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The Compensation Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of our board of directors who are not employees will automatically be accelerated in full. The 2011 Plan also authorizes the Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

For more information on our 2011 Equity Incentive Plan, see “Item 11. Executive Compensation—Grants of Plan-Based Awards—2011 Equity Incentive Plan.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our outstanding common stock after giving effect to the corporate conversion by: (1) each person or entity known to us to beneficially own more than 5% of any class of our outstanding securities; (2) each member of our board of directors; (3) each of our named executive officers; and (4) all of the members of our board of directors and executive officers, as a group. As of December 31, 2010, and after giving effect to the corporate conversion and the MagnaChip Corporation IPO, excluding the underwriters’ over-allotment option, our outstanding securities consisted of 39,351,985 shares of common stock, options to purchase 1,957,760 shares of common stock and warrants to purchase 1,875,017 shares of common stock.

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

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person listed in the table below is c/o MagnaChip Semiconductor Ltd., 1 Hyang jeong-dong, Hungduk-gu, Cheongju-si, 361-725, Korea.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Principal Stockholders
Funds managed by Avenue Capital Management II, L.P.(2)	20,789,539	52.1%
Funds and accounts managed by Southpaw Asset Management LP(3)	2,222,154	5.6%
Tennenbaum Multi-Strategy Fund SPV (Cayman) Ltd.(4)	1,953,743	5.0%
Directors and Executive Officers
Sang Park(5)	375,200	*
Tae Young Hwang(6)	164,500	*
Brent Rowe(7)	105,700	*
Margaret Sakai(8)	56,280	*
John McFarland(9)	51,520	*
Michael Elkins(10)	—	—
Randal Klein(10)	—	—
Steven Tan(10)	—	—
Nader Tavakoli(11)	18,750	*
R. Douglas Norby	—	—
Gidu Shroff	—	—
Directors and Officers as a group (13 persons)(12)	868,410	2.2%

*	Less than one percent
(1)	Includes any outstanding common stock held and, to the extent applicable, shares issuable upon the exercise or conversion of any securities that are exercisable or convertible within 60 days of December 31, 2010.
(2)

The following entities and person are collectively referred to in this table as the “Avenue Capital Group”: (i) Avenue Investments, L.P. (“Avenue Investments”), (ii) Avenue International Master, L.P. (“Avenue International Master”), (iii) Avenue International, Ltd. (“Avenue International”), the sole limited partner of Avenue International Master, (iv) Avenue International Master GenPar, Ltd. (“Avenue International GenPar”), the general partner of Avenue International Master, (v) Avenue Partners, LLC (“Avenue Partners”), the general partner of Avenue Investments and the sole shareholder of Avenue International GenPar, (vi) Avenue-CDP Global Opportunities Fund, L.P. (“CDP Global”), (vii) Avenue Global Opportunities Fund GenPar, LLC (“CDP Global GenPar”), the general partner of CDP Global, (viii) Avenue Special Situations Fund IV, L.P. (“Avenue Fund IV”), (ix) Avenue Capital Partners IV, LLC (“Avenue Capital IV”), the general partner of Avenue Fund IV, (x) GL Partners IV, LLC (“GL IV”), the managing member of Avenue Capital IV, (xi) Avenue Special Situations Fund V, L.P. (“Avenue Fund V”), (xii) Avenue Capital Partners V, LLC (“Avenue Capital V”), the general partner of Avenue Fund V, (xiii) GL Partners V, LLC (“GL V”), the managing member of Avenue Capital V, (xiv) Avenue Capital Management II, L.P. (“Avenue Capital II”), the investment advisor to Avenue Investments, Avenue

International Master, CDP Global, Avenue Fund IV and Avenue Fund V (collectively, the “Avenue Funds”), (xv) Avenue Capital Management II GenPar, LLC (“GenPar”), the general partner of Avenue Capital II, and (xvi) Marc Lasry, the managing member of GenPar, GL V, GL IV, CDP Global GenPar and Avenue Partners and a director of Avenue International GenPar.

The Avenue Capital Group beneficially owns 20,789,539 shares of common stock, including the 555,961 shares of common stock the Avenue Capital Group may receive through the exercise of outstanding warrants.

The Avenue Funds have the sole power to vote and dispose of the common stock and warrants held by them. Avenue International, Avenue International GenPar, Avenue Partners, CDP Global GenPar, Avenue Capital IV, GL IV, Avenue Capital V, GL V, Avenue Capital II, GenPar and Marc Lasry have the shared power to vote and dispose of the common stock and warrants held by the Avenue Funds, all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. The address for all of the Avenue Funds is 399 Park Avenue, 6th Floor, New York, NY 10022.

Avenue Fund V beneficially owns 8,457,136 shares of common stock, or 21.3%, which represents 8,184,421 shares of common stock and 272,715 shares of common stock issuable upon the exercise of warrants held by Avenue Fund V. The securities owned by Avenue Fund V may also be deemed to be beneficially owned by Avenue Capital V, its general partner; GL V, the managing member of Avenue Capital V; Avenue Capital II, its investment adviser; GenPar, the general partner of Avenue Capital II; and Mr. Lasry, the managing member of GenPar and GL V; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Fund V, please see above.

Avenue Fund IV beneficially owns 6,685,868 shares of common stock, or 16.9%, which represents 6,526,958 shares of common stock and 158,910 shares of common stock issuable upon the exercise of warrants held by Avenue Fund IV. The securities owned by Avenue Fund IV may also be deemed to be beneficially owned by Avenue Capital IV, its general partner; GL IV, the managing member of Avenue Capital IV; Avenue Capital II, its investment adviser; GenPar, the general partner of Avenue Capital II; and Mr. Lasry, the managing member of GenPar and GL IV; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Fund IV, please see above.

Avenue International Master beneficially owns 3,372,721 shares of common stock, or 8.6%, which represents 3,302,273 shares of common stock and 70,448 shares of common stock issuable upon the exercise of warrants held by Avenue International Master. The securities owned by Avenue International Master may also be deemed to be beneficially owned by Avenue International, its sole limited partner; Avenue International GenPar, its general partner; Avenue Partners, the sole shareholder of Avenue International GenPar; Avenue Capital II, its investment adviser; GenPar, the general partner of Avenue Capital II; and Mr. Lasry, the managing member of GenPar and Avenue Partners and a director of Avenue International GenPar; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue International Master, please see above.

CDP Global beneficially owns 1,149,367 shares of common stock, or 2.9%, which represents 1,119,052 shares of common stock and 30,315 shares of common stock issuable upon the exercise of warrants held by CDP Global. The securities owned by CDP Global may also be deemed to be beneficially owned by CDP Global GenPar, its general partner; Avenue Capital II, its investment adviser; GenPar, the general partner of Avenue Capital II; and Mr. Lasry, the managing member of GenPar and CDP Global GenPar; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding CDP Global, please see above.

Avenue Investments beneficially owns 1,124,447 shares of common stock, or 2.9%, which represents 1,100,874 shares of common stock and 23,573 shares of common stock issuable upon the exercise of warrants held by Avenue Investments. The securities owned by Avenue Investments may also be deemed to be beneficially owned by Avenue Partners, its general partner; Avenue Capital II, its investment adviser; GenPar, the general partner of Avenue Capital II; and Mr. Lasry, the managing member of GenPar and Avenue Partners; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Investments, please see above.

(3)	Represents 2,222,154 shares of common stock that may be deemed to be beneficially owned by Southpaw Asset Management LP (“Southpaw Management”) as it serves as the discretionary investment manager for several funds and accounts (the “Managed Accounts”). The common stock deemed beneficially owned by Southpaw Management may be deemed beneficially owned by Southpaw Holdings LLC (“Southpaw Holdings”), which is the general partner of Southpaw Management, and by each of Kevin Wyman and Howard Golden, who are principals of Southpaw Holdings.

Southpaw Credit Opportunity Master Fund, L.P. (“Southpaw Master Fund”) beneficially owns 2,158,950 shares of common stock. The securities owned by Southpaw Master Fund may also be deemed beneficially owned by Southpaw Management, in its capacity as the investment manager of Southpaw Master Fund, and Southpaw GP LLC (“Southpaw GP”), in its capacity as general partner of Southpaw Master Fund. The shares deemed beneficially owned by Southpaw Management may also be deemed beneficially owned by Southpaw Holdings, which is the general partner of Southpaw Management, and by each of Kevin Wyman and Howard Golden, who are principals of Southpaw Holdings and Southpaw GP.

The business address of each of Southpaw Master Fund, Southpaw Management, Southpaw GP, Southpaw Holdings, and Messrs. Wyman and Golden is 2 Greenwich Office Park, 1st floor, Greenwich, CT 06831. For the avoidance of doubt, none of Southpaw Management, Southpaw GP, Southpaw Holdings, or Messrs. Wyman and Golden hold common stock for their personal accounts, and each reports beneficial ownership of common stock held by Southpaw Master Fund and the Managed Accounts due solely to the fact that such persons have the ability to vote and/or dispose of the common stock held by Southpaw Master Fund and the Managed Accounts.

(4)	Represents 1,953,743 shares of common stock held by Tennenbaum Multi-Strategy Fund SPV (Cayman) Ltd. (“Tennenbaum Cayman SPV”). Tennenbaum Capital Partners, LLC as the investment manager of Tennenbaum Cayman SPV, and Eric Pagel, as the director of Tennenbaum Cayman SPV, may each be deemed to be the beneficial owner of the common stock held by such principal stockholder. Tennenbaum Capital Partners, LLC and Mr. Pagel, however, disclaim beneficial ownership of these shares of common stock, except to the extent of their pecuniary interest therein. The address for Tennenbaum Cayman SPV is 2951 28th Street, Suite 1000, Santa Monica, CA 90405.
(5)	Represents 280,000 shares of common stock, of which 92,400 are subject to a right of repurchase by MagnaChip, and 95,200 shares of common stock that will have vested pursuant to an option grant and are exercisable as of March 1, 2011.
(6)	Represents 105,000 shares of common stock, of which 34,650 are subject to a right of repurchase by MagnaChip, and 59,500 shares of common stock that will have vested pursuant to an option grant and are exercisable as of March 1, 2011.
(7)	Represents 70,000 shares of common stock, of which 23,100 are subject to a right of repurchase by MagnaChip, and 35,700 shares of common stock that will have vested pursuant to an option grant and are exercisable as of March 1, 2011.
(8)	Represents 42,000 shares of common stock, of which 13,860 are subject to a right of repurchase by MagnaChip, and 14,280 shares of common stock that will have vested pursuant to an option grant and are exercisable as of March 1, 2011.
(9)	Represents 42,000 shares of common stock, of which 13,860 are subject to a right of repurchase by MagnaChip, and 9,520 shares of common stock that will have vested pursuant to an option grant and are exercisable as of March 1, 2011.
(10)	The address for Messrs. Elkins, Klein and Tan is 399 Park Avenue, 6th Floor, New York, NY 10022.
(11)	Represents 18,750 shares of common stock.
(12)	Represents 613,750 shares of common stock, of which 196,350 are subject to a right of repurchase by MagnaChip, and 254,660 shares of common stock that will have vested pursuant to option grants and are exercisable as of March 1, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Code of Business Conduct and Ethics

Under our Code of Business Conduct and Ethics, all conflicts of interest and related party transactions involving our directors or executive officers must be reviewed and approved in writing by our full board of directors. In the approval process, the approving authority will review all aspects of the conflict of interest or related party transaction, including but not limited to: (i) compliance with laws, rules and regulations, (ii) the adverse affect on our business and results of operations, (iii) the adverse affect on our relationships with third parties such as customers, vendors and potential investors, (iv) the benefit to the director, officer or employee at issue, and (v) the creation of morale problems among other employees. Our board of directors will only approve those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests.

Senior Debt

Avenue Investments, L.P. (one of the Funds affiliated with Avenue Capital Management II, L.P., which is, together with other affiliates, our majority stockholder, and an affiliate of our directors Messrs. Elkins, Klein and Tan) was a lender under our senior secured credit facility. On November 6, 2009, in connection with the reorganization proceedings, our senior secured credit agreement was amended and restated to, among other things, reduce the outstanding principal amount from $95 million to $61.8 million, pursuant to which we repaid $33.2 million in principal, $22.6 million of which was paid to Avenue Investments, L.P. As of December 31, 2009, the outstanding indebtedness under our senior secured credit facility was $61.8 million, of which $42.1 million was held by Avenue Investments, L.P. As of December 31, 2009, the interest rate for all borrowings under the senior secured credit facility was 6 month LIBOR plus 12% per annum and we accrued $1.2 million in interest under the senior secured credit facility as of December 31, 2009, of which $0.8 million was accrued for Avenue Investments, L.P. Other Funds affiliated with Avenue Capital Management II, L.P. participated in the loan from Avenue Investments, L.P. under our senior secured credit agreement pursuant to a master participation agreement. Our senior secured credit agreement was repaid in April 2010 with a portion of the proceeds from our $250 million senior notes offering, $42.8 million of which was paid to Avenue Investments, L.P., including $0.9 million of accrued interest. Avenue purchased $35 million in principal amount of our $250 million senior notes.

Issuance of Common Stock

Prior to the completion of the corporate conversion, all of our outstanding equity securities were issued in the form of units by MagnaChip Semiconductor LLC. The following paragraphs discuss the number of shares of our common stock that were issued in conversion of the units upon the completion of the corporate conversion.

In connection with our plan of reorganization, Avenue received an aggregate of 1,043,544 shares of common stock and warrants to purchase up to an aggregate of 555,961 shares of common stock in exchange for the release of claims relating to outstanding indebtedness in an aggregate principal amount of approximately $322.6 million. Avenue also acquired 22,016,423 shares of common stock at $1.12 per share pursuant to a $35 million rights offering that we completed in November 2009 and an additional 3,750,000 shares of common stock for providing a backstop service in agreeing to purchase any unsubscribed units in the offering.

In connection with our plan of reorganization, Tennenbaum Multi-Strategy Fund SPV (Cayman) Ltd., or Tennenbaum, received 146,246 shares of common stock in exchange for the release of claims relating to approximately the principal amount of $38.8 million of outstanding indebtedness. Tennenbaum also acquired 2,442,510 shares of common stock in the rights offering.

In connection with our plan of reorganization, Southpaw Credit Opportunity Master Fund LP, or Southpaw Master Fund, received 159,030 shares of common stock in exchange for the release of their claims relating to approximately the principal amount of $42.9 million of outstanding indebtedness. Southpaw Master Fund also acquired 2,701,629 shares of common stock in the rights offering. Wilshire Institutional Master Fund SPC—Wilshire Southpaw Opportunity Segregated Portfolio, or Wilshire Institutional, received 4,024 shares of common stock in exchange for the release of their claims relating to approximately the principal amount of $1.1 million of outstanding indebtedness. Wilshire Institutional also acquired 68,355 shares of common stock in the rights offering. Lastly, GPC 76, LLC received 11,367 shares of common stock in exchange for the release of their claims relating to approximately the principal amount of $3.1 million of outstanding indebtedness.

Registration Rights Agreement

On November 9, 2009, we entered into a registration rights agreement with the holders of MagnaChip Semiconductor LLC’s common units issued in our reorganization proceedings, including Avenue, where we granted them registration rights with respect to our common stock.

Notes Registration Rights Agreement

In connection with the original issuance and sale of the senior notes, we entered into an exchange and registration rights agreement, dated as of April 9, 2010, with the initial purchasers of the senior notes pursuant to which we agreed to file, and thereafter filed, with the SEC a registration statement covering a registered exchange offer by us for the senior notes and a shelf registration statement covering resales of senior notes by certain holders, including Avenue.

Warrant Agreement

On November 9, 2009, we entered into a warrant agreement with American Stock Transfer & Trust Company, LLC whereby we issued warrants to purchase an aggregate of 1,875,017 shares of common stock pursuant to the reorganization proceedings to certain former creditors, which included Avenue.

Director Independence

For purposes of determining whether our directors are independent under this Item 13, we apply the definition of director independence as set forth under the New York Stock Exchange and SEC rules, including additional rules applicable to any committee assignments of the directors. The following directors marked with an asterisk (“*”) are independent under the Rules with respect to our Board of Directors and each board committee. For a discussion of the exemptions from the independence standards on which we currently are relying as a new public company, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee,” “Item 10. Directors, Executive Officers and Corporate Governance—Compensation Committee” and “Item 10. Directors, Executive Officers and Corporate Governance—Nominating and Corporate Governance Committee.”

Board of Directors	Audit Committee	Compensation Committee	Nominating and Governance Committee
Sang Park	R. Douglas Norby*	Michael Elkins	Michael Elkins
Michael Elkins	Randal Klein	Randal Klein	Gidu Shroff*
Randal Klein	Nader Tavakoli*	Nader Tavakoli*	Steven Tan
R. Douglas Norby*
Gidu Shroff*
Steven Tan
Nader Tavakoli*

Item 14. Principal Accounting Fees and Services.

Audit fees and services

The following table presents fees for professional services rendered by Samil PricewaterhouseCoopers and its affiliates for the years ended December 31, 2010 and 2009.

	Year Ended December 31
	2010	2009
	(in millions of US Dollars)
Audit fees	$2.5	$2.2
Audit Related fees	—	—
Tax fees	0.0	0.0
All other fees	—	—

Policy and procedure for approval of audit and permitted non-audit services

All audit, audit-related and tax services were pre-approved by the Company’s Audit Committee, which concluded that the provision of such services by Samil PricewaterhouseCoopers and its affiliates was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of specifically described audit, audit-related, non-audit related and tax services by the Audit Committee on an annual basis. Individual engagements must be separately approved. The policy also requires specific approval by the Audit Committee if total fees for audit related and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services that will be ratified by the entire Audit Committee at a future committee meeting in accordance with requirements of the SEC. The Audit Committee followed these guidelines in approving all services rendered by Samil PricewaterhouseCoopers and its affiliates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

3.	Exhibits

Exhibit No.	Exhibit Description

2.1(3)	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009

3.1(8)	Certificate of Incorporation of MagnaChip Semiconductor Corporation

3.2(8)	Bylaws of MagnaChip Semiconductor Corporation

3.3(4)	Form of Plan of Conversion of MagnaChip Semiconductor LLC

3.4(8)	Certificate of Conversion of MagnaChip Semiconductor LLC

4.1(3)	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein

4.2(4)	Deposit Agreement, dated March 10, 2011, among MagnaChip Semiconductor Corporation, American Stock Transfer & Trust Company, LLC, as the depositary, custodian and registrar, and the holders and beneficial owners of depositary shares

4.3	[reserved]

4.4(3)	Indenture, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and Wilmington Trust FSB, as trustee

4.5	Form of 10.500% Senior Notes due 2018 and notation of guarantee (included in Exhibit 4.4)

4.6(3)	Exchange and Registration Rights Agreement, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, and Goldman, Sachs & Co., Barclays Capital Inc., Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several purchasers named therein

10.1(3)	Amended and Restated Credit Agreement, dated as of November 6, 2009, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, and Wilmington Trust FSB, as Administrative Agent

10.2(3)	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.3(1)(3)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.4(3)	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.5(1)(5)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.6(3)	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.7(1)(2)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.8(1)(5)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.9(1)(2)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.10(1)(5)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.11(1)(2)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.12(1)(5)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.13(1)(2)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.14(1)(2)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.15(2)	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.16(1)(5)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.17(2)	Basic Agreement on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works (English translation)

10.18(3)	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation)

10.19(2)	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC

10.20(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan

10.21(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants)

10.22(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants)

10.23(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants)

10.24(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants)

10.25(6)*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan

10.26(6)*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan

10.27(3)*	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park

10.28(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Sang Park

10.29(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Sang Park

10.30(3)*	Entrustment Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang

10.31(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Tae Young Hwang

10.32(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Tae Young Hwang

10.33(2)*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006

10.34(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Brent Rowe

10.35(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Brent Rowe

10.36(2)*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai

10.37(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Margaret Sakai

10.38(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Margaret Sakai

10.39(2)*	Offer Letter, dated as of July 1, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim

10.40(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Heung Kyu Kim

10.41(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Heung Kyu Kim

10.42(2)*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee

10.43(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Tae Jong Lee

10.44(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Tae Jong Lee

10.45(2)*	Service Agreement, dated as of April 1, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and John McFarland

10.46(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and John McFarland

10.47(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and John McFarland

10.48	[reserved]

10.49(2)*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers

10.50(3)	Form of Accredited Investor Certification delivered to the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al.

10.51(3)	Form of Subscription Agreement for common units of MagnaChip Semiconductor LLC (in connection with the Committee’s Plan of Reorganization under Chapter 11 of the Bankruptcy Code)

10.52(3)	Subscription Form for Rights Offering in connection with the Committee’s Plan of Reorganization under Chapter 11 of the Bankruptcy Code

10.53	$35,000,000 Common Stock Backstop Commitment letter, dated as of September 23, 2009, from Avenue Capital Management II, L.P., solely in its capacity as investment advisor to Avenue Investments, L.P., Avenue International Master, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue CDP-Global Opportunities Fund, L.P. (included in Exhibit 2.1)

10.54(1)(5)*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and as amended on February 15, 2010

10.55(9)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants)

10.56(9)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants)

10.57(9)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants)

10.58(9)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants)

10.59(9)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants)

10.60(9)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1(7)	Subsidiaries of the Registrant

23.1	Consent of Samil PricewaterhouseCoopers

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
(2)	Incorporated by reference to the respective exhibits to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).
(3)	Incorporated by reference to the respective exhibits to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467).
(4)	Incorporated by reference to the respective exhibits to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467).
(5)	Incorporated by reference to the respective exhibit to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010.
(6)	Incorporated by reference to the respective exhibits to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467).
(7)	Incorporated by reference to the respective exhibits to our Post-Effective Amendment No. 1 on Form S-1 filed on February 18, 2011 (Registration No. 333-168790).
(8)	Incorporated by reference to the respective exhibits to our Current Report on Form 8-K filed on March 11, 2011.
(9)	Incorporated by reference to the respective exhibits to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467).
*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Sang Park
Name: Sang Park
Title: Chief Executive Officer
Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Sang Park Sang Park, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 18, 2011

/s/ Margaret Sakai Margaret Sakai, Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2011

/s/ Michael Elkins Michael Elkins, Director	March 18, 2011

/s/ Randal Klein Randal Klein, Director	March 18, 2011

/s/ Douglas Norby R. Douglas Norby, Director	March 18, 2011

/s/ Gidu Shroff Gidu Shroff, Director	March 18, 2011

/s/ Steven Tan Steven Tan, Director	March 18, 2011

/s/ Nader Tavakoli Nader Tavakoli, Director	March 18, 2011

Exhibit Index

Exhibit No.	Exhibit Description

2.1(3)	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009

3.1(8)	Certificate of Incorporation of MagnaChip Semiconductor Corporation

3.2(8)	Bylaws of MagnaChip Semiconductor Corporation

3.3(4)	Form of Plan of Conversion of MagnaChip Semiconductor LLC

3.4(8)	Certificate of Conversion of MagnaChip Semiconductor LLC

4.1(3)	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein

4.2(4)	Deposit Agreement, dated March 10, 2011, among MagnaChip Semiconductor Corporation, American Stock Transfer & Trust Company, LLC, as the depositary, custodian and registrar, and the holders and beneficial owners of depositary shares

4.3	[reserved]

4.4(3)	Indenture, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and Wilmington Trust FSB, as trustee

4.5	Form of 10.500% Senior Notes due 2018 and notation of guarantee (included in Exhibit 4.4)

4.6(3)	Exchange and Registration Rights Agreement, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, and Goldman, Sachs & Co., Barclays Capital Inc., Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several purchasers named therein

10.1(3)	Amended and Restated Credit Agreement, dated as of November 6, 2009, among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, the lenders named therein, and Wilmington Trust FSB, as Administrative Agent

10.2(3)	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.3(1)(3)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.4(3)	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.5(1)(5)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.6(3)	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.7(1)(2)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.8(1)(5)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

Exhibit No.	Exhibit Description

10.9(1)(2)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.10(1)(5)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.11(1)(2)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.12(1)(5)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.13(1)(2)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.14(1)(2)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.15(2)	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.16(1)(5)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.17(2)	Basic Agreement on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works (English translation)

10.18(3)	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation)

10.19(2)	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC

10.20(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan

10.21(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants)

10.22(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants)

10.23(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants)

10.24(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants)

10.25(6)*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan

10.26(6)*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan

10.27(3)*	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park

10.28(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Sang Park

Exhibit No.	Exhibit Description

10.29(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Sang Park

10.30(3)*	Entrustment Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang

10.31(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Tae Young Hwang

10.32(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Tae Young Hwang

10.33(2)*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006

10.34(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Brent Rowe

10.35(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Brent Rowe

10.36(2)*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai

10.37(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Margaret Sakai

10.38(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Margaret Sakai

10.39(2)*	Offer Letter, dated as of July 1, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim

10.40(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Heung Kyu Kim

10.41(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Heung Kyu Kim

10.42(2)*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee

10.43(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Tae Jong Lee

10.44(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and Tae Jong Lee

10.45(2)*	Service Agreement, dated as of April 1, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and John McFarland

10.46(2)*	Notice of Grant of Unit Option, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and John McFarland

10.47(2)*	Notice of Grant of Restricted Units, dated as of December 8, 2009, by and between MagnaChip Semiconductor LLC and John McFarland

10.48	[reserved]

10.49(2)*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers

10.50(3)	Form of Accredited Investor Certification delivered to the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al.

Exhibit No.	Exhibit Description

10.51(3)	Form of Subscription Agreement for common units of MagnaChip Semiconductor LLC (in connection with the Committee’s Plan of Reorganization under Chapter 11 of the Bankruptcy Code)

10.52(3)	Subscription Form for Rights Offering in connection with the Committee’s Plan of Reorganization under Chapter 11 of the Bankruptcy Code

10.53	$35,000,000 Common Stock Backstop Commitment letter, dated as of September 23, 2009, from Avenue Capital Management II, L.P., solely in its capacity as investment advisor to Avenue Investments, L.P., Avenue International Master, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue CDP-Global Opportunities Fund, L.P. (included in Exhibit 2.1)

10.54(1)(5)*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and as amended on February 15, 2010

10.55(9)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants)

10.56(9)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants)

10.57(9)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants)

10.58(9)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants)

10.59(9)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants)

10.60(9)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1(7)	Subsidiaries of the Registrant

23.1	Consent of Samil PricewaterhouseCoopers

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
(2)	Incorporated by reference to the respective exhibits to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).
(3)	Incorporated by reference to the respective exhibits to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467).
(4)	Incorporated by reference to the respective exhibits to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467).
(5)	Incorporated by reference to the respective exhibit to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010.

(6)	Incorporated by reference to the respective exhibits to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467).
(7)	Incorporated by reference to the respective exhibits to our Post-Effective Amendment No. 1 on Form S-1 filed on February 18, 2011 (Registration No. 333-168790).
(8)	Incorporated by reference to the respective exhibits to our Current Report on Form 8-K filed on March 11, 2011.
(9)	Incorporated by reference to the respective exhibits to our Amendment No. 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467).
*	Management contract, compensatory plan or arrangement.