Form 10-Q
period 2011-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2011-05-03
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-34791

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

As of March 31, 2011, the registrant had 39,356,749 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and March 31, 2010	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2011 and March 31, 2010	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and March 31, 2010	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 6.	Exhibits	58

SIGNATURES		59

FORWARD LOOKING STATEMENTS

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section and in “Part II: Item 1A. Risk Factors” in this report.

All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information or future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Statements made in this Quarterly Report on Form 10-Q, unless the context otherwise requires, include the use of the terms “we,” “us,” “our” and “MagnaChip” refer to MagnaChip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea.

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$194,179	$172,172
Accounts receivable, net	131,020	119,054
Inventories, net	73,879	68,435
Other receivables	4,006	2,919
Prepaid expenses	11,082	8,207
Other current assets	9,937	18,920

Total current assets	424,103	389,707

Property, plant and equipment, net	179,240	179,012
Intangible assets, net	26,154	27,538
Long-term prepaid expenses	7,456	8,235
Other non-current assets	21,357	21,252

Total assets	$658,310	$625,744

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$74,040	$58,264
Other accounts payable	10,869	14,645
Accrued expenses	43,710	32,635
Current portion of capital lease obligations	5,850	5,557
Other current liabilities	3,932	5,048

Total current liabilities	138,401	116,149

Long-term borrowings, net	246,952	246,882
Long-term obligations under capital lease	1,665	3,105
Accrued severance benefits, net	91,503	87,778
Other non-current liabilities	7,902	8,979

Total liabilities	486,423	462,893

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 39,356,749 and 38,401,985 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	394	384
Additional paid-in capital	97,812	95,585
Retained earnings	94,625	72,157
Accumulated other comprehensive loss	(20,944)	(5,275)

Total stockholders’ equity	171,887	162,851

Total liabilities and stockholders’ equity	$658,310	$625,744

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended
	March 31, 2011	March 31, 2010
Net sales	$187,921	$179,485
Cost of sales	131,447	130,127

Gross profit	56,474	49,358

Selling, general and administrative expenses	15,401	17,908
Research and development expenses	18,498	20,531
Restructuring and impairment charges	—	336
IPO incentive	12,146	—

Operating income	10,429	10,583

Other income (expenses)
Interest expense, net	(7,111)	(2,049)
Foreign currency gain, net	21,359	21,616
Other	166	(52)

	14,414	19,515

Income before income taxes	24,843	30,098

Income tax expenses (benefits)	2,375	(1,003)

Net income	$22,468	$31,101

Earnings per common share—
Basic	$0.59	$0.82
Diluted	$0.57	$0.81
Weighted average number of shares—
Basic	38,332,750	37,805,445
Diluted	39,570,522	38,441,991

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Three Months Ended March 31, 2011
Balance at January 1, 2011	38,401,985	$384	$95,585	$72,157	$(5,275)	$162,851
Stock-based compensation	—	—	431	—	—	431
Issuance of new stock	950,000	10	1,768	—	—	1,778
Exercise of stock options	4,764	—	28	—	—	28
Comprehensive income:
Net Income	—	—	—	22,468	—	22,468
Fair valuation of derivatives	—	—	—	—	2,336	2,336
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	(4,293)	(4,293)
Foreign currency translation adjustments	—	—	—	—	(14,267)	(14,267)
Unrealized gains on investments	—	—	—	—	555	555

Total comprehensive income						6,799

Balance at March 31, 2011	39,356,749	$394	$97,812	$94,625	$(20,944)	$171,887

Three Months Ended March 31, 2010
Balance at January 1, 2010	38,385,544	$384	$223,451	$(1,963)	$(6,182)	$215,690
Stock-based compensation	18,750	—	883	—	—	883
Comprehensive income:
Net income	—	—	—	31,101	—	31,101
Fair valuation of derivatives	—	—	—	—	(2,054)	(2,054)
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	620	620
Foreign currency translation adjustments	—	—	—	—	(14,907)	(14,907)
Unrealized gains on investments	—	—	—	—	112	112

Total comprehensive income						14,872

Balance at March 31, 2010	38,404,294	$384	$224,334	$29,138	$(22,411)	$231,445

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net income	$22,468	$31,101
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,903	15,477
Provision for severance benefits	2,854	3,166
Amortization of debt issuance costs and original issue discount	246	25
Gain on foreign currency translation, net	(23,684)	(23,478)
Gain on disposal of property, plant and equipment, net	—	(9)
Loss on disposal of intangible assets, net	4	2
Restructuring and impairment charges	—	336
Stock-based compensation	641	1,473
Cash used for reorganization items	—	1,579
Other	549	393
Changes in operating assets and liabilities
Accounts receivable	(9,250)	(29,684)
Inventories	(3,467)	7,206
Other receivables	(1,041)	(1,238)
Other current assets	(1,449)	(3,659)
Deferred tax assets	548	264
Accounts payable	14,289	18,088
Other accounts payable	(1,348)	(1,612)
Accrued expenses	7,153	3,196
Other current liabilities	(1,518)	(2,107)
Long term other payable	184	(2,136)
Payment of severance benefits	(1,610)	(1,092)
Other	(256)	(788)

Net cash provided by operating activities before reorganization items	19,216	16,503

Cash used for reorganization items	—	(1,579)

Net cash provided by operating activities	19,216	14,924

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	4
Purchase of plant, property and equipment	(6,779)	(891)
Payment for intellectual property registration	(165)	(152)
Decrease in short-term financial instruments	—	329
Collection of guarantee deposits	979	972
Payment of guarantee deposits	(1,004)	(56)
Other	(44)	33

Net cash provided by (used in) investing activities	(7,013)	239

Cash flows from financing activities
Proceeds from issuance of common stock	11,425	—
Repayment of current portion of long-term debt	—	(154)
Repayment of obligations under capital lease	(1,562)	—

Net cash provided by (used in) financing activities	9,863	(154)
Effect of exchange rates on cash and cash equivalents	(59)	2,754

Net increase in cash and cash equivalents	22,007	17,763

Cash and cash equivalents
Beginning of the period	172,172	64,925

End of the period	$194,179	$82,688

Supplemental cash flow information
Cash paid for interest	$5,625	$2,035

Cash paid for income taxes	$2,004	$1,513

Noncash transactions
Deferred offering costs reclassified as reduction of additional paid-in capital	$9,619	$—

The accompanying notes are an integral part of these consolidated financial statements

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except share data)

1. General

The Company

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. The Company’s business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s Display Solutions products include display drivers for use in a wide range of flat panel displays and mobile multimedia devices. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. The Company’s Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include all adjustments consisting only of normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 (ASU 2010-06), which amends the disclosure requirements of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) as of January 1, 2010. ASU 2010-06 requires new disclosures for any transfers of fair value into and out of Level 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements within the reconciliation of Level 3 unobservable inputs. The Company previously adopted ASC 820 on January 1, 2008 and January 1, 2009 for financial assets and liabilities and for nonfinancial assets and liabilities, respectively. ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the Level 3 reconciliation which is effective for annual and interim periods beginning after December 15, 2010. The adoption of ASU 2010-06 as of January 1, 2010 did not have a material effect on the Company’s financial condition or results of operations. The adoption of ASU 2010-06 in relation to the Level 3 reconciliation as of January 1, 2011 also did not have a material impact on the Company’s financial condition or results of operations.

3. Completion of Initial Public Offering

Prior to the Company’s initial public offering (“IPO”), the Company’s board of directors and the holders of a majority of its outstanding common units elected to convert the Company from a Delaware limited liability company to a Delaware corporation (the “Corporation”) and to change the Company’s name from MagnaChip Semiconductor LLC to MagnaChip Semiconductor Corporation. The corporate conversion was completed on March 10, 2011. In connection with the corporate conversion, outstanding common units of the Company were automatically converted into shares of common stock of the Corporation, outstanding options to purchase common units of the Company were automatically converted into options to purchase shares of common stock of the Corporation and outstanding warrants to purchase common units of the Company were automatically converted into warrants to purchase shares of common stock of the Corporation, all at a ratio of one share of common stock for eight common units.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

On March 16, 2011, the Company also completed an IPO of 9,500,000 shares of common stock at an offering price of $14.00 per share and on March 11, 2011 listed on the NYSE. All shares were sold in the form of depositary shares and each depositary share represented an ownership interest in one share of common stock. Of the 9,500,000 shares, 950,000 shares were newly issued by the Company and 8,550,000 shares were sold by selling stockholders. The Company received $12,369 thousand of net proceeds from the issuance of the new shares of common stock after deducting underwriters’ discounts and commissions, and the Company did not receive any proceeds from the sale of shares of common stock offered by the selling stockholders. The Company incurred $10,591 thousand of IPO expenses that were initially recorded as other current assets and, upon completion of IPO, reclassified as reduction of additional paid-in capital in the consolidated balance sheets.

The Company previously stated an intention to use a part of the net proceeds from the IPO to make incentive payments to all employees, excluding management. The payment of such employee incentives was contingent upon the consummation of the IPO. The Company paid $12,146 thousand of the incentives in March 2011.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

4. Inventories

Inventories as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Finished goods	$10,851	$13,529
Semi-finished goods and work-in-process	52,920	50,542
Raw materials	14,740	9,762
Materials in-transit	1,108	1,643
Less: inventory reserve	(5,740)	(7,041)

Inventories, net	$73,879	$68,435

5. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2011 and December 31, 2010 comprise the following:

	March 31, 2011	December 31, 2010
Buildings and related structures	$76,061	$73,945
Machinery and equipment	122,220	112,398
Vehicles and others	8,513	8,007
Equipment under capital lease	11,748	11,457

	218,542	205,807
Less: accumulated depreciation	(53,726)	(41,440)
accumulated depreciation on equipment under capital lease	(1,500)	(836)
Land	15,924	15,481

Property, plant and equipment, net	$179,240	$179,012

6. Intangible Assets

Intangible assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Technology	$20,762	$19,969
Customer relationships	27,892	27,115
Intellectual property assets	5,737	5,444
In-process research and development	3,295	3,418
Less: accumulated amortization	(31,532)	(28,408)

Intangible assets, net	$26,154	$27,538

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

7. Derivative Financial Instruments

The Company’s Korean subsidiary entered into option, forward and zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of March 31, 2011 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
May 25, 2010	Option	$ 30,000	January to June 2011
May 25, 2010	Forward	78,000	January to June 2011
August 12, 2010	Zero cost collar	108,000	July to December 2011
January 17, 2011	Zero cost collar	60,000	January to June 2012
March 16, 2011	Zero cost collar	24,000	January to March 2012

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

The fair values of the Company’s outstanding option, forward and zero cost collar contracts recorded as assets and liabilities as of March 31, 2011 and December 31, 2010 are as follows:

Derivatives designated as hedging instruments:		March 31, 2011	December 31, 2010
Asset Derivatives:
Options	Other current assets	$23	$104
Forward	Other current assets	$4,605	$6,674
Zero cost collars	Other current assets	$2,309	$1,544
Liability Derivatives:
Zero cost collars	Other non current liabilities	$149	$—

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(71)	Net sales	$(333)	Other income (expenses) — Others	$(11)
Forward	1,810	Net sales	4,626	Other income (expenses) — Others	178
Zero cost collars	597	Net sales	—	Other income (expenses) — Others	(9)

Total	$2,336		$4,293		$158

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(533)	Net sales	$(17)	Other income (expenses) — Others	$(33)
Forward	(1,521)	Net sales	(603)	Other income (expenses) — Others	(24)

Total	$(2,054)		$(620)		$(57)

The estimated net gain as of March 31, 2011 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $6,835 thousand.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

8. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Current derivative assets	$6,937	$6,937	$—	$6,937	$—
Available-for-sale securities	1,249	1,249	1,249	—	—
Liabilities:
Non current derivative liabilities	149	149	—	149	—

9. Capital leases

The Company entered into several lease agreements for the use of equipment for manufacturing and research and development. These leases are accounted for as capital leases as the ownership of the equipment will be transferred to the Company upon expiration of the lease terms or the Company has bargain purchase options at the end of the lease terms.

Payable during	Capital Lease
Remainder of 2011	$4,753
2012	3,266
2013	24

Total future minimum lease payments	8,043
Less: Amount representing interest (a)	(528)

Present value of net minimum lease payments	7,515
Less: Current portion of capital lease obligations	(5,850)

Long-term obligations under capital lease	$1,665

(a)	The lessor’s implicit rate at lease inception was applied.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

10. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. (Korea). Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2011, 98.5% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Beginning balance	$88,973	$73,646
Provisions	2,854	3,166
Severance payments	(1,610)	(1,092)
Translation adjustments	2,498	2,386

	92,715	78,106

Less: Cumulative contributions to the National Pension Fund	(463)	(540)
Group Severance insurance plan	(749)	(723)

Accrued severance benefits, net	$91,503	$76,843

The severance benefits are funded approximately 1.31% and 1.62% as of March 31, 2011 and 2010, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2011	$—
2012	155
2013	—
2014	314
2015	356
2016	1,240
2017 – 2021	13,732

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

11. Restructuring and Impairment Charges

The Company recognized $336 thousand of impairment charges for the three months ended March 31, 2010 from two abandoned in-process research and development projects.

12. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The predecessor entity to MagnaChip Semiconductor Corporation (the “Parent”) was a non-taxable partnership entity until its conversion to a Delaware corporation on March 10, 2011.

MagnaChip Semiconductor Ltd. (Korea) is the principal operating entity within the consolidated Company. For the three months ended March 31, 2011 and 2010, no income tax expense for MagnaChip Semiconductor, Ltd. (Korea) was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

13. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Sales
Display Solutions	$74,464	$76,730
Semiconductor Manufacturing Services	92,266	93,201
Power Solutions	20,412	9,034
All other	779	520

Total segment net sales	$187,921	$179,485

Gross Profit
Display Solutions	$19,843	$14,431
Semiconductor Manufacturing Services	33,287	32,844
Power Solutions	2,565	1,563
All other	779	520

Total segment gross profit	$56,474	$49,358

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	March 31, 2011	March 31, 2010
Korea	$87,513	$97,660
Asia Pacific	57,295	48,474
Japan	13,339	10,195
North America	25,922	20,380
Europe	2,967	2,776
Africa	885	—

Total	$187,921	$179,485

Net sales from the Company’s top ten largest customers accounted for 61.1% and 64.1% for the three months ended March 31, 2011 and 2010, respectively.

The Company recorded $26,681 thousand and $35,578 thousand of sales to one customer within its Display Solutions segment, which represents greater than 10% of net sales, for the three months ended March 31, 2011 and 2010, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of March 31, 2011.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

14. Commitments and Contingencies

The California Institute of Technology has made a claim against Samsung Fiber Optics for the infringement of certain patent rights in relation to image sensor products provided by Samsung Fiber Optics. Samsung Fiber Optics has made a claim against the Company as a provider of embedded components. The Company believes it is probable that the pending claim will have an unfavorable outcome and further believes the associated loss can be reasonably estimated according to ASC 450 “Contingencies” (“ASC 450”). The Company charged the best estimate of loss, $718 thousand, to operating expenses for the ten month period ended October 25, 2009, and the Company presents the estimated liabilities as accrued expenses as of March 31, 2011 and December 31, 2010 in the accompanying consolidated balance sheets. The estimate was based on the most recent communications with Samsung Fiber Optics. Accordingly, the Company cannot provide assurance that the estimated liabilities will be realized. The actual results could vary materially.

15. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net income	$22,468	$31,101
Weighted average common stock outstanding—
Basic	38,332,750	37,805,445
Diluted	39,570,522	38,441,991
Earnings per share—
Basic	$0.59	$0.82
Diluted	$0.57	$0.81

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2011	March 31, 2010
Options	—	114,250
Warrants	1,875,017	1,875,017

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

16. Condensed Consolidating Financial Information

The $250 million senior notes are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited.

The senior notes are structurally subordinated to the creditors of the Company’s principal manufacturing and selling subsidiary, MagnaChip Semiconductor, Ltd. (Korea), which accounts for substantially all of the Company’s net sales and assets.

Below are condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, condensed consolidating statements of operations for the three months ended March 31, 2011 and 2010 and condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor Corporation, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

March 31, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,180	$38,205	$144,847	$6,947	$—	$194,179
Accounts receivable, net	—	—	132,491	22,460	(23,931)	131,020
Inventories, net	—	—	73,879	158	(158)	73,879
Other receivables	—	—	5,504	247	(1,745)	4,006
Prepaid expenses	45	—	13,596	338	(2,897)	11,082
Short-term intercompany loan	—	95,000	—	95,000	(190,000)	—
Other current assets	34,305	141,236	7,876	125,030	(298,510)	9,937

Total current assets	38,530	274,441	378,193	250,180	(517,241)	424,103

Property, plant and equipment, net	—	—	178,874	366	—	179,240
Intangible assets, net	—	—	25,673	481	—	26,154
Long-term prepaid expenses	—	—	15,631	247	(8,422)	7,456
Investment in subsidiaries	(560,148)	(654,620)	—	(474,010)	1,688,778	—
Long-term intercompany loan	697,125	803,547	—	637,518	(2,138,190)	—
Other non-current assets	—	7,645	7,377	6,335	—	21,357

Total Assets	$175,507	$431,013	$605,748	$421,117	$(975,075)	$658,310

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$96,176	$1,681	$(23,817)	$74,040
Other accounts payable	1,766	145	10,027	676	(1,745)	10,869
Accrued expenses	1,855	46,418	151,164	142,898	(298,625)	43,710
Short-term intercompany borrowings	—	—	95,000	95,000	(190,000)	—
Current portion of capital lease obligations	—	—	5,667	183	—	5,850
Other current liabilities	(1)	—	3,517	3,313	(2,897)	3,932

Total current liabilities	3,620	46,563	361,551	243,751	(517,084)	138,401

Long-term borrowings, net	—	944,077	621,000	820,065	(2,138,190)	246,952
Long-term obligations under capital lease	—	—	1,498	167	—	1,665
Accrued severance benefits, net	—	—	90,203	1,300	—	91,503
Other non-current liabilities	—	—	5,445	10,879	(8,422)	7,902

Total liabilities	3,620	990,640	1,079,697	1,076,162	(2,663,696)	486,423

Commitments and contingencies
Stockholders’ equity
Common stock	394	136,229	39,005	51,976	(227,210)	394
Additional paid-in capital	97,812	(733,795)	(537,359)	(731,907)	2,003,061	97,812
Retained earnings	94,625	58,884	47,870	45,857	(152,611)	94,625
Accumulated other comprehensive loss	(20,944)	(20,945)	(23,465)	(20,971)	65,381	(20,944)

Total stockholders’ equity	171,887	(559,627)	(473,949)	(655,045)	1,688,621	171,887

Total liabilities and stockholders’ equity	$175,507	$431,013	$605,748	$421,117	$(975,075)	$658,310

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

December 31, 2010

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$79	$46,595	$112,370	$13,128	$—	$172,172
Accounts receivable, net	—	—	160,317	60,533	(101,796)	119,054
Inventories, net	—	—	68,435	158	(158)	68,435
Other receivables	718	718	23,111	2,969	(24,597)	2,919
Prepaid expenses	52	2	10,957	93	(2,897)	8,207
Short-term intercompany loan	—	95,000	—	95,000	(190,000)	—
Other current assets	41,363	124,376	9,606	111,628	(268,053)	18,920

Total current assets	42,212	266,691	384,796	283,509	(587,501)	389,707

Property, plant and equipment, net	—	—	178,623	389	—	179,012
Intangible assets, net	—	—	27,009	529	—	27,538
Long-term prepaid expenses	—	—	17,371	—	(9,136)	8,235
Investment in subsidiaries	(567,941)	(641,799)	—	(475,696)	1,685,436	—
Long-term intercompany loan	697,125	792,846	—	621,000	(2,110,971)	—
Other non-current assets	—	7,819	6,611	6,821	1	21,252

Total Assets	$171,396	$425,557	$614,410	$436,552	$(1,022,171)	$625,744

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$118,353	$41,634	$(101,723)	$58,264
Other accounts payable	8,334	8,987	15,994	5,927	(24,597)	14,645
Accrued expenses	211	39,887	134,460	126,204	(268,127)	32,635
Short-term intercompany borrowings	—	—	95,000	95,000	(190,000)	—
Current portion of capital lease obligations	—	—	5,373	184	—	5,557
Other current liabilities	—	—	3,815	4,130	(2,897)	5,048

Total current liabilities	8,545	48,874	372,995	273,079	(587,344)	116,149

Long-term borrowings, net	—	944,007	621,000	792,846	(2,110,971)	246,882
Long-term obligations under capital lease	—	—	2,888	217	—	3,105
Accrued severance benefits, net	—	—	86,511	1,267	—	87,778
Other non-current liabilities	—	—	6,653	11,462	(9,136)	8,979

Total liabilities	8,545	992,881	1,090,047	1,078,871	(2,707,451)	462,893

Commitments and contingencies
Stockholders’ equity
Common stock	384	136,229	39,005	51,976	(227,210)	384
Additional paid-in capital	95,585	(734,101)	(537,608)	(732,266)	2,003,975	95,585
Retained earnings	72,157	35,823	31,799	43,269	(110,891)	72,157
Accumulated other comprehensive loss	(5,275)	(5,275)	(8,833)	(5,298)	19,406	(5,275)

Total stockholders’ equity	162,851	(567,324)	(475,637)	(642,319)	1,685,280	162,851

Total liabilities and stockholders’ equity	$171,396	$425,557	$614,410	$436,552	$(1,022,171)	$625,744

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$187,750	$6,616	$(6,445)	$187,921
Cost of sales	—	—	131,445	74	(72)	131,447

Gross profit	—	—	56,305	6,542	(6,373)	56,474

Selling, general and administrative expenses	637	235	15,614	3,103	(4,188)	15,401
Research and development expenses	—	—	19,301	1,382	(2,185)	18,498
IPO incentive	—	—	11,355	791	—	12,146

Operating income (loss)	(637)	(235)	10,035	1,266	—	10,429

Other income (expense)	—	20,752	6,190	(12,528)	—	14,414

Income (loss) before income taxes, equity in earnings of related equity investment	(637)	20,517	16,225	(11,262)	—	24,843

Income tax expenses	—	—	154	2,221	—	2,375

Income (loss) before equity in earnings of related investment	(637)	20,517	16,071	(13,483)	—	22,468

Equity in earnings of related investment	23,105	2,544	—	16,071	(41,720)	—

Net Income	$22,468	$23,061	$16,071	$2,588	$(41,720)	$22,468

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2010

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$174,814	$11,682	$(7,011)	$179,485
Cost of sales	—	—	126,504	5,693	(2,070)	130,127

Gross profit	—	—	48,310	5,989	(4,941)	49,358

Selling, general and administrative expenses	563	136	17,264	2,587	(2,642)	17,908
Research and development expenses	—	—	21,400	2,170	(3,039)	20,531
Restructuring and impairment charges	—	—	336	—	—	336

Operating income (loss)	(563)	(136)	9,310	1,232	740	10,583

Other income	—	1,423	7,377	10,715	—	19,515

Income before income taxes, equity in earnings of related equity investment	(563)	1,287	16,687	11,947	740	30,098

Income tax expenses (benefits)	—	—	(1,959)	956	—	(1,003)

Income before equity in earnings of related investment	(563)	1,287	18,646	10,991	740	31,101

Equity in earnings of related investment	31,664	30,507	—	18,940	(81,111)	—

Net income	$31,101	$31,794	$18,646	$29,931	$(80,371)	$31,101

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$22,468	$23,061	$16,071	$2,588	$(41,720)	$22,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	13,826	77	—	13,903
Provision for severance benefits	—	—	2,796	58	—	2,854
Amortization of debt issuance costs and original issue discount.	—	246	—	—	—	246
Loss (gain) on foreign currency translation, net	—	(10,701)	(24,128)	11,145	—	(23,684)
Loss on disposal of intangible assets, net	—	—	4	—	—	4
Stock-based compensation	73	—	590	335	(357)	641
Equity in earnings of related investment	(23,105)	(2,544)	—	(16,071)	41,720	—
Other	(1)	—	290	232	28	549
Changes in operating assets and liabilities
Accounts receivable, net	—	—	30,499	38,116	(77,865)	(9,250)
Inventories, net	—	—	(3,467)	—	—	(3,467)
Other receivables	718	718	17,656	2,719	(22,852)	(1,041)
Other current assets	(713)	(16,858)	(531)	(14,432)	31,085	(1,449)
Deferred tax assets	—	—	—	548	—	548
Accounts payable	—	—	(22,873)	(40,744)	77,906	14,289
Other accounts payable	(6,613)	(8,842)	(3,455)	(5,290)	22,852	(1,348)
Accrued expenses	(151)	6,530	14,904	16,996	(31,126)	7,153
Other current liabilities	—	—	(415)	(1,103)	—	(1,518)
Long term other payable	—	—	—	184	—	184
Payment of severance benefits	—	—	(1,610)	—	—	(1,610)
Other	—	—	972	(1,228)	—	(256)

Net cash provided by (used in) operating activities	(7,324)	(8,390)	41,129	(5,870)	(329)	19,216

Cash flows from investing activities
Purchases of plant, property and equipment	—	—	(6,765)	(14)	—	(6,779)
Payment for intellectual property registration	—	—	(165)	—	—	(165)
Collection of guarantee deposits	—	—	979	—	—	979
Payment of guarantee deposits	—	—	(1,004)	—	—	(1,004)
Other	—	—	(23)	(21)	—	(44)

Net cash used in investing activities	—	—	(6,978)	(35)	—	(7,013)

Cash flow from financing activities
Proceeds from issuance of common stock	11,425	—	—	—	—	11,425
Repayment of obligations under capital lease	—	—	(1,515)	(47)	—	(1,562)

Net cash provided by (used in) financing activities	11,425	—	(1,515)	(47)	—	9,863

Effect of exchanges rate on cash and cash equivalents	—	—	(159)	(229)	329	(59)

Net increase (decrease) in cash and cash equivalents	4,101	(8,390)	32,477	(6,181)	—	22,007

Cash and cash equivalents
Beginning of the period	79	46,595	112,370	13,128	—	172,172

End of the period	$4,180	$38,205	$144,847	$6,947	$—	$194,179

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2010

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$31,101	$31,794	$18,646	$29,931	$(80,371)	$31,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	15,405	72	—	15,477
Provision for severance benefits	—	—	3,081	85	—	3,166
Amortization of debt issuance costs	—	25	—	—	—	25
Loss (gain) on foreign currency translation, net	—	11,757	(23,734)	(11,501)	—	(23,478)
Loss (gain) on disposal of property, plant and equipment	—	—	(9)	—	—	(9)
Loss on disposal of intangible assets, net	—	—	2	—	—	2
Restructuring and impairment charges	—	—	336	—	—	336
Stock-based compensation	334	—	1,040	99	—	1,473
Cash used for reorganization items	—	—	51	1,528	—	1,579
Equity in earnings of related investment	(31,664)	(30,507)	—	(18,940)	81,111	—
Other	—	1	480	(88)	—	393
Changes in operating assets and liabilities
Accounts receivable, net	—	—	(18,065)	15,150	(26,769)	(29,684)
Inventories	—	—	3,661	4,312	(767)	7,206
Other receivables	—	—	(5,039)	274	3,527	(1,238)
Other current assets	(2,509)	(13,737)	(1,363)	(10,306)	24,256	(3,659)
Deferred tax assets	—	—	—	264	—	264
Accounts payable	—	—	21,040	(29,705)	26,753	18,088
Other accounts payable	2,771	936	(673)	(1,119)	(3,527)	(1,612)
Accrued expenses	(93)	(90)	15,407	12,353	(24,381)	3,196
Other current liabilities	—	—	(1,262)	(1,015)	170	(2,107)
Long term other payable	—	—	—	(7)	(2,129)	(2,136)
Payment of severance benefits	—	—	(1,092)	—	—	(1,092)
Other	—	—	(788)	—	—	(788)

Net cash provided by (used in) operating activities before reorganization items	(60)	179	27,124	(8,613)	(2,127)	16,503

Cash used for reorganization items	—	—	(51)	(1,528)	—	(1,579)

Net cash provided by (used in) operating activities	(60)	179	27,073	(10,141)	(2,127)	14,924

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	13	—	(9)	4
Purchases of plant, property and equipment	—	—	(887)	(4)	—	(891)
Payment for intellectual property registration	—	—	(152)	—	—	(152)
Decrease in short-term financial instruments	—	—	—	329	—	329
Collection of guarantee deposits	—	—	219	753	—	972
Payment of guarantee deposits	—	—	—	(56)	—	(56)
Other	—	—	3	3	27	33

Net cash provided by (used in) investing activities	—	—	(804)	1,025	18	239

Cash flow from financing activities
Repayment of long-term borrowings	—	(154)	—	—	—	(154)

Net cash used in financing activities	—	(154)	—	—	—	(154)

Effect of exchanges rate on cash and cash equivalents	—	—	655	(10)	2,109	2,754

Net increase (decrease) in cash and cash equivalents	(60)	25	26,924	(9,126)	—	17,763

Cash and cash equivalents
Beginning of the period	136	24	45,443	19,322	—	64,925

End of the period	$76	$49	$72,367	$10,196	$—	$82,688

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this report. This discussion and analysis contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” and elsewhere in this report.

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 2,735 novel registered patents and 740 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Recent Changes to Our Business

On April 9, 2010, we completed the sale of $250 million in aggregate principal amount of 10.500% senior notes due 2018, which we refer to as our senior notes. Of the $238.4 million of net proceeds, $130.7 million was used to make a distribution to our equityholders and $61.6 million was used to repay all outstanding borrowings under our term loan. The remaining proceeds of $46.1 million were retained to fund working capital and for general corporate purposes.

In March 2011, we completed an initial public offering, our IPO, of 9,500,000 shares of common stock, and we listed on the NYSE. All shares were sold in the form of depositary shares and each depositary share represented an ownership interest in one share of common stock. Of the 9,500,000 shares, 950,000 shares were newly issued by us and 8,550,000 shares were sold by selling stockholders. All outstanding depositary shares were automatically cancelled on April 24, 2011 and the underlying shares of common stock were issued to the holders of such cancelled depositary shares. We received $12.4 million of net proceeds from the issuance of the new shares of common stock after deducting underwriters’ discounts and commissions, and we did not receive any proceeds from the sale of shares of common stock offered by the selling stockholders. We incurred $10.6 million of IPO expenses that were recorded as decrease of additional paid-in capital in the consolidated balance sheets. Of the $10.6 million, we paid out $6.9 million and $1.0 million for the year ended December 31, 2010 and for the three months ended March 31, 2011, respectively and we estimate payment of $2.7 million of IPO expenses in the remainder of 2011.

Prior to the IPO, our board of directors and the holders of a majority of our outstanding common units converted MagnaChip Semiconductor LLC from a Delaware limited liability company to MagnaChip Semiconductor Corporation, a Delaware corporation. In connection with the corporate conversion, outstanding common units of MagnaChip Semiconductor LLC were automatically converted into shares of common stock of MagnaChip Semiconductor Corporation, outstanding options to purchase common units of MagnaChip Semiconductor LLC were automatically converted into options to purchase shares of common stock of MagnaChip Semiconductor Corporation and outstanding warrants to purchase common units of MagnaChip Semiconductor LLC were automatically converted into warrants to purchase shares of common stock of MagnaChip Semiconductor Corporation, all at a ratio of one share of common stock for eight common units.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 39.6% and 42.8% of our net sales for the three months ended March 31, 2011 and March 31, 2010, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 10.9% and 5.0% of our net sales for three months ended March 31, 2011 and March 31, 2010, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 240 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 49.1% and 51.9% of our net sales for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2011 and March 31, 2010, we sold products to over 209 and 217 customers, respectively, and our net sales to our ten largest customers represented 61% and 64% of our net sales. We have a combined production capacity of over 132,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2011, approximately 98% of our employees were eligible for severance benefits.

Depreciation Expense. We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. At March 31, 2011, we depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to five to ten years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying values of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.

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

Interest Expense, Net. Our interest expense was incurred under our outstanding term loan and senior notes. Our term loan bore interest at six-month LIBOR plus 12%, and was minimally offset by interest income on cash balances. In April 2010, we repaid our term loan with a portion of the proceeds from our sale of $250 million in aggregate principal amount of 10.5% senior notes due 2018.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency option, forward and zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. These foreign currency option, forward and zero cost collar contracts typically require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during successive months to our counterparty in exchange for Korean won at specified exchange rates. Obligations under these foreign currency option, forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option, forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total cash and cash equivalents is less than $30 million at the end of a fiscal quarter. We cannot assure you that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.

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

Results of Operations – Comparison of Three Months Ended March 31, 2011 and 2010

The following table sets forth consolidated results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$187.9	100.0%	$179.5	100.0%	$8.4
Cost of sales	131.4	69.9	130.1	72.5	1.3

Gross profit	56.5	30.1	49.4	27.5	7.1

Selling, general and administrative expenses	15.4	8.2	17.9	10.0	(2.5)
Research and development expenses	18.5	9.8	20.5	11.4	(2.0)
Restructuring and impairment charges	—	—	0.3	0.2	(0.3)
Special charge for IPO incentive	12.1	6.5	—	—	12.1

Operating income	10.4	5.5	10.6	5.9	(0.2)

Interest expense, net	(7.1)	(3.8)	(2.0)	(1.1)	(5.1)
Foreign currency gain, net	21.4	11.4	21.6	12.0	(0.3)
Others	0.2	0.1	(0.1)	—	0.2

	14.4	7.7	19.5	10.9	(5.1)

Income before income taxes	24.8	13.2	30.1	16.8	(5.3)
Income tax expenses (benefits)	2.4	1.3	(1.0)	(0.6)	3.4

Net income	$22.5	12.0%	$31.1	17.3%	$(8.6)

Net Sales

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$74.5	39.6%	$76.7	42.8%	$(2.3)
Power Solutions	20.4	10.9	9.0	5.0	11.4
Semiconductor Manufacturing Services	92.3	49.1	93.2	51.9	(0.9)
All other	0.8	0.4	0.5	0.3	0.3

	$187.9	100.0%	$179.5	100.0%	$8.4

Net sales were $187.9 million for the three months ended March 31, 2011, a $8.4 million, or 4.7%, increase, compared to $179.5 million for the three months ended March 31, 2010. This increase was primarily due to increases in net sales increased for our Power Solutions segment, which was offset in part by a decrease in net sales from our Display Solutions segment and our Semiconductor Manufacturing Services segment.

Display Solutions. Net sales from our Display Solutions segment were $74.5 million for the three months ended March 31, 2011, a $2.3 million, or 3.0%, decrease from $76.7 million for the three months ended March 31, 2010. The decrease was primarily due to a 5.1% sales volume decrease related to lower demand for certain consumer electronics products such as digital televisions, PCs and smart phones.

Power Solutions. Net sales from our Power Solutions segment were $20.4 million for the three months ended March 31, 2011, a $11.4 million, or 125.9%, increase from $9.0 million for the three months ended March 31, 2010. The increase was primarily due to a 69.5% increase in sales volume and a 30.5% increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $92.3 million for the three months ended March 31, 2011, a $0.9 million, or 1.0%, decrease compared to net sales of $93.2 million for the three months ended March 31, 2010. This decrease was primarily due to a 4.9% decrease in sales volume for certain product groups.

All Other. Net sales from All other were $0.8 million for the three months ended March 31, 2011, a $0.3 million, or 49.8%, increase compared to $0.5 million for the three months ended March 31, 2010. This increase resulted from the disposal of waste materials.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$87.5	46.6%	$97.7	54.4%	$(10.1)
Asia Pacific	57.3	30.5	48.5	27.0	8.8
Japan	13.3	7.1	10.2	5.7	3.1
North America	25.9	13.8	20.4	11.4	5.5
Europe	3.0	1.6	2.8	1.5	0.2
Africa	0.9	0.5	—	—	0.9

	$187.9	100.0%	$179.5	100.0%	$8.4

Net sales in Korea for the three months ended March 31, 2011 decreased from $97.7 million to $87.5 million compared to the three months ended March 31, 2010, or by $10.1 million, or 11.7%, primarily due to decreased demand in the market for Display Solution products.

Gross Profit

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$19.8	26.6%	$14.4	18.8%	$5.4
Power Solutions	2.6	12.6	1.6	17.3	1.0
Semiconductor Manufacturing Services	33.3	36.1	32.8	35.2	0.4
All other	0.8	100.0	0.5	100.0	0.3

	$56.5	30.1%	$49.4	27.5%	$7.1

Total gross profit was $56.5 million for the three months ended March 31, 2011 as compared to $49.4 million for the three months ended March 31, 2010, a $7.1 million, or 14.4%, increase. Gross profit as a percentage of net sales for the three months ended March 31, 2011 was 30.1%, an increase of 2.6% from 27.5% for the three months ended March 31, 2010. This increase in gross margin was primarily attributable to an increase in average selling prices in our Power Solutions segment and our Semiconductor Manufacturing Services segment, a significant volume increase in our Power Solutions segment, an increase in other revenue and a decrease in cost of sales, including a $2.5 million decrease in overhead costs mainly due to a decrease in operating lease expenses which resulted from the expiration of operating lease contracts in September 2010.

Display Solutions. Gross margin for our Display Solutions segment for the three months ended March 31, 2011 increased to 26.6% compared to 18.8% for the three months ended March 31, 2010, primarily due to decreased cost of sales, which decreased by $7.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease in cost of sales was primarily due to a $3.3 million decrease in material costs, a $1.2 million decrease in subcontractor costs resulting from a change in product mix where the portion of sales of products requiring less subcontract costs increased and a $3.5 million decrease in other costs, which was mainly due to certain products manufactured at a relatively lower facility utilization at the end of 2009 that were sold during the three months ended March 31, 2010, a $1.2 million increase in depreciation costs and a $1.0 million decrease in overhead costs related to maintenance, repair and supplies expense.

Power Solutions. Gross margin for our Power Solutions segment for the three months ended March 31, 2011 decreased to 12.6% compared to 17.3% for the three months ended March 31, 2010. However, gross profit increased by $1.0 million due to increased sales volume and average selling prices. Cost of sales for the three months ended March 31, 2011 increased by $10.4 million compared to the three months ended March 31, 2010, primarily due to a $2.7 million increase in material costs, a $1.5 million increase in labor costs, a $4.4 million increase in subcontractor costs due to the increased sales volume, and a $0.9 million increase in overhead costs related to maintenance, repair and supplies expense due to improved facilities utilization resulting from our higher net sales.

Semiconductor Manufacturing Services. Gross margin for our Semiconductor Manufacturing Services segment increased to 36.1% in the three months ended March 31, 2011 from 35.2% in the three months ended March 31, 2010. This increase was primarily due to a decrease in cost of sales to a greater extent than a decrease in net sales. Cost of sales for the three months ended March 31, 2011 decreased by $1.4 million compared to the three months ended March 31, 2010, which was primarily attributable to a $2.4 million decrease in overhead costs related to maintenance, repair and supplies expense and a $0.2 million decrease in labor costs, partially offset by a $1.1 million increase in depreciation costs.

All Other. Gross margin for All other remained the same as there was no cost of sales in either period.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $15.4 million, or 8.2% of net sales, for the three months ended March 31, 2011, compared to $17.9 million, or 10.0% of net sales, for the three months ended March 31, 2010. The decrease of $2.5 million, or 14.0%, was primarily attributable to a $3.0 million decrease in amortization expense and a $0.4 million decrease in outside service fees, primarily due to a decrease in professional fees and related expenses.

Research and Development Expenses. Research and development expenses were $18.5 million, or 9.8% of net sales, for the three months ended March 31, 2011, compared to $20.5 million, or 11.4% of net sales, for the three months ended March 31, 2010. The decrease of $2.0 million, or 9.9%, was due to a $2.6 million decrease in amortization and a $0.3 million decrease in material costs, partially offset by a $0.3 million increase in salaries and related expenses resulting from an annual salary increase, and a $0.2 million increase in outside service fees.

Restructuring and Impairment Charges. Restructuring and impairment charges for the three months ended March 31, 2011 were nil compared to $0.3 million for the three months ended March 31, 2010. Impairment charges for the three months ended March 31, 2010 were related to abandoned in-process research and development projects.

IPO Incentive. We previously stated our intention to use part of the net proceeds from the IPO to make incentive payments to all employees, excluding management. The payment of such employee incentives was contingent upon the consummation of the IPO. We paid the IPO incentives in March 2011.

Operating Income

As a result of the foregoing, operating income decreased by $0.2 million, or 1.5%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. As discussed above, the decrease in operating income primarily resulted from a $12.1 million of IPO incentive, which was partially offset by a $7.1 million increase in gross profit and a $2.0 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $7.1 million during the three months ended March 31, 2011, an increase of $5.1 million compared to $2.0 million for the three months ended March 31, 2010. Interest expense for the three months ended March 31, 2011 was mainly incurred under our $250.0 million principal amount of senior notes issued on April 9, 2010 and interest expense for the three months ended March 31, 2010 was incurred under our $61.6 million principal amount of new term loan.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended March 31, 2011 was $21.4 million compared to net foreign currency gain of $21.6 million for the three months ended March 31, 2010. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from the intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,107.2:1 and 1,130.8:1 using the first base rate as of March 31, 2011 and March 31, 2010, respectively, as quoted by the Korea Exchange Bank.

Others. Majority of others for the three months ended March 31, 2011 and 2010 were gain on valuation of derivatives which were designated as hedging instruments. Gain on valuation of derivatives represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses. Income tax expenses for the three months ended March 31, 2011 were $2.4 million compared to income tax benefits of $1.0 million for the three months ended March 31, 2010. This increase was primarily attributable to a $1.6 million reversal of liability for an uncertain tax position recorded for the three months ended March 31, 2010 due to the lapse of the applicable statute of limitations. The majority of income tax expenses for the three months ended March 31, 2011 was comprised of $1.5 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, and a $0.5 million income tax effect from the change of deferred tax assets.

Net Income

As a result of the foregoing, net income decreased by $8.6 million, or 27.8%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. As discussed above, the decrease in net income was primarily a result of IPO incentive paid in March 2011, an increase in interest expense resulting from the issuance of $250.0 million principal amount of senior notes on April 9, 2010 and a increase in income tax expenses.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) the increase in cost of sales resulting from the fresh-start inventory accounting step-up, (vi) stock-based compensation expense, (vii) foreign currency gain, net, (viii) derivative valuation loss (gain), net and (ix) one-time incentive payments in connection with our IPO. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

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

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with GAAP and should not be construed as an alternative to cash flows from operating activities or net income, as determined in accordance with GAAP. A reconciliation of net income to Adjusted EBITDA is as follows:

	Successor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(In millions)
Net income	$22.5	$31.1
Adjustments:
Depreciation and amortization	13.9	15.5
Interest expense, net	7.1	2.0
Income tax expenses (benefits)	2.4	(1.0)
Restructuring and impairment charges(a)	—	0.3
Inventory step-up(b)	—	0.9
Stock-based compensation expense(c)	0.6	1.5
Foreign currency gain, net(d)	(21.4)	(21.6)
Derivative valuation loss (gain), net(e)	(0.2)	0.1
One-time IPO incentive(f)	12.1	—

Adjusted EBITDA	$37.1	$28.7

(a)	This adjustment eliminates the impact of restructuring and impairment charges related to $0.3 million of abandoned in-process research for the three months ended March 31, 2010. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(c)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.

(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(f)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with our IPO.

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

•	Adjusted EBITDA does not consider the potentially dilutive impact of issuing stock-based compensation to our management team and employees;

•	Adjusted EBITDA does not reflect the costs of holding certain assets and liabilities in foreign currencies; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to cash flows from operating activities or net income (loss), as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) restructuring and impairment charges,(ii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (iii) stock-based compensation expense, (iv) amortization of intangibles, (v) foreign currency gain, net, (vi) derivative valuation loss (gain), net and (vii) one-time incentive payments in connection with our IPO.

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(In millions)
Net income	$22.5	$31.1
Adjustments:
Restructuring and impairment charges(a)	—	0.3
Inventory step-up(b)	—	0.9
Stock-based compensation expense(c)	0.6	1.5
Amortization of intangibles(d)	2.0	7.7
Foreign currency gain, net(e)	(21.4)	(21.6)
Derivative valuation loss (gain), net(f)	(0.2)	0.1
One-time IPO incentive(g)	12.1	—

Adjusted Net Income	$15.7	$19.9

(a)	This adjustment eliminates the impact of restructuring and impairment charges related to $0.3 million of abandoned in-process research for the three months ended March 31, 2010. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(c)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash stock-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(d)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the acquisition of our business from Hynix Semiconductor, Inc., or Hynix, in October 2004, which we refer to as the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(e)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(f)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(g)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with our IPO.

Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted Net Income does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted Net Income does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Net Income does not consider the potentially dilutive impact of issuing stock-based compensation to our management team and employees;

•	Adjusted Net Income does not reflect the costs of holding certain assets and liabilities in foreign currencies; and

•	other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure.

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

Our principal sources of liquidity are our cash and cash equivalents, our cash flows from operations and our financing activities, including $11.4 million of net proceeds from the IPO completed in March 2011. Although we currently anticipate that these sources of liquidity will continue to be sufficient to meet our cash needs for the next twelve months and foreseeable future, we may from time to time in the future require or choose to obtain additional financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. As of March 31, 2011, our cash and cash equivalents balance was $194.2 million, a $22.0 million increase, compared to $172.2 million as of December 31, 2010. The increase resulted from $19.2 million of cash inflow provided by operating activities and $9.9 million of cash inflow provided by financing activities, which was offset by $7.0 million cash outflow used in investing activities.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $19.2 million for the three months ended March 31, 2011, compared to $14.9 million of cash provided by operating activities in the three months ended March 31, 2010. The increase was primarily attributable to increase in gross profit of $7.1 million resulting from higher net sales. The net operating cash inflow for the three months ended March 31, 2011 reflects our net income of $22.5 million and non-cash adjustments of $(5.5) million which mainly consisted of gain on foreign currency translation and depreciation and amortization, and a decrease in net operating assets of $2.2 million.

Our working capital balance as of March 31, 2011 was $285.7 million compared to $273.6 million as of December 31, 2010. The $12.1 million increase was primarily attributable to a $22.0 million increase in cash and cash equivalents provided by operating activities and financing activities, a $12.0 million increase in accounts receivable due to increase in net sales, which was partially offset by a $15.8 million increase in accounts payable and a $11.1 million increase in accrued expenses.

Cash Flows from Investing Activities

Cash outflow in investing activities totaled $7.0 million in the three months ended March 31, 2011, compared to $0.2 million of cash inflow generated by investing activities in the three months ended March 31, 2010. The increase was primarily due to an increase in capital expenditures of $5.9 million.

Cash Flows from Financing Activities

Cash inflow provided by financing activities totaled $9.9 million for the three months ended March 31, 2011, compared to $0.1 million of cash outflow in financing activities in the three months ended March 31, 2010. In March 2011, we completed the IPO in which an aggregate amount of $133.0 million of our equity securities were sold. Net proceeds from new shares of common stock issued by us from the IPO were $11.4 million, after deducting $1.0 million of IPO expenses paid for the three months ended March 31, 2011 and $0.9 million of underwriters’ discounts and commissions.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the three months ended March 31, 2011, capital expenditures were $6.9 million, a $5.9 million, or 565.8%, increase from $1.0 million in the three months ended March 31, 2010. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

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

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2011:

	Payments Due by Period
	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
	(In millions)
Senior notes(1)	$446.9	$26.3	$26.3	$26.3	$26.3	$26.3	$315.6
Capital lease(2)	8.0	4.7	3.3	—	—	—	—
Operating lease(2)	52.9	5.8	4.2	2.1	2.0	2.0	36.9
Others(3)	9.3	4.2	4.8	0.3	—	—	—

(1)	$250 million aggregate principal amount as well as interest payments of senior notes issued in April 2010, which bear interest at a rate of 10.5% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,107.2:1.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.1 million as of March 31, 2011. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

Intangible Assets

The fair value of our in-process research and development, or IPR&D, was recorded in connection with fresh-start reporting on October 25, 2009 and was determined based on the present value of each research project’s projected cash flows using an income approach. Future cash flows are predominately based on the net income forecast of each project, consistent with historical pricing, margins and expense levels of similar products. Revenues are estimated based on relevant market size and growth factors, expected industry trends and individual project life cycles. The resulting cash flows are then discounted at a rate approximating our weighted average cost of capital.

IPR&D is considered an indefinite-lived intangible asset and is not subject to amortization. IPR&D assets must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D asset will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D projects have been completed, the useful life of the IPR&D asset is determined and amortized accordingly.

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

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and expiration of tax credits and net operating loss carry-forwards. We established valuation allowances for deferred tax assets at most of our subsidiaries since, other than with respect to one particular subsidiary, it is not more likely than not that a majority of the deferred tax assets will be realizable. The valuation allowance at this particular subsidiary was not established since it is more likely than not that the deferred tax assets at this subsidiary will be realizable based on the current prospects for its future taxable income.

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

Accounting for Stock-based Compensation

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

We record the fair value of our foreign currency derivative contracts qualifying for cash flow hedge accounting treatment in our consolidated balance sheet with the effective portion of the related gain or loss on those contracts deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains or losses are recognized in our consolidated statements of operations in the same period in which the underlying hedged sales transactions are recognized and on the same line item as the underlying hedged items. However, in the event the relationship is no longer effective, we recognize the change in the fair value of the hedging derivative instrument from the date the hedging derivative instrument becomes no longer effective immediately in the consolidated statements of operations.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), which amends the disclosure requirements of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) as of January 1, 2010. ASU 2010-06 requires new disclosures for any transfers of fair value into and out of Level 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements within the reconciliation of Level 3 unobservable inputs. We previously adopted ASC 820 on January 1, 2008 and January 1, 2009 for financial assets and liabilities and for nonfinancial assets and liabilities, respectively. ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the Level 3 reconciliation which is effective for annual and interim periods beginning after December 15, 2010. The adoption of ASU 2010-06 as of January 1, 2010 did not have a material effect on our financial condition or results of operations. The adoption of ASU 2010-06 in relation to the Level 3 reconciliation as of January 1, 2011 also did not have a material impact on our financial condition or results of operations.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2011 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.9 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at March 31, 2011 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.1 million in our U.S. dollar cash balance.

Interest Rate Exposures

On April 9, 2010, we completed the sale of $250 million in aggregate principal amount of 10.5% senior notes due 2018. The $61.6 million of total outstanding borrowings under our term loan was repaid on the same date. The $250 million 10.5% senior notes due 2018 are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at March 31, 2011, we estimate that the fair value of this fixed rate note would decrease by $12.5 million and we would have additional interest expense costs over the market rate of $1.2 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at March 31, 2011, we estimate that the fair value of this fixed rate note would increase by $13.4 million and we would have a reduction in interest expense costs over the market rate of $1.4 million (on a 360-day basis).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2011 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Since we began operations as a separate entity in 2004, we have not generated a profit for a full fiscal year and have generated significant net losses. As of October 25, 2009, prior to our emergence from reorganization proceedings, we had an accumulated deficit of $964.8 million and negative stockholders’ equity. We may increase spending and we currently expect to incur higher expenses in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales.

We emerged from Chapter 11 reorganization proceedings; because our consolidated financial statements reflect fresh-start accounting adjustments, our future consolidated financial statements will not be comparable in many respects to our financial information from prior periods.

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

Customer and market requirements can change during the development process. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications or not be competitive with products or services from our competitors that offer comparable or superior performance and functionality. Any new products, such as our expanding line of power management solutions, or product or service enhancements, may not be accepted in new or existing markets. Our business will suffer if we fail to develop and introduce new products and services or product and service enhancements on a timely and cost-effective basis.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. Net sales to our ten largest customers represented 61%, 63%, 66% and 69% of our net sales for the three months ended March 31, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009, respectively. LG Display represented 14% and 16% of our net sales and a substantial portion of the net sales generated by our top ten customers for the three months ended March 31, 2011 and the year ended December 31, 2010. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business

The average selling prices of our semiconductor products have at times declined rapidly and will likely do so in the future, which could harm our revenue and gross profit.

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

Our growth strategy is to leverage our advanced analog and mixed-signal technology platform, continue to innovate and deliver new products and services, increase business with existing customers, broaden our customer base, aggressively grow our power business, drive execution excellence and focus on specialty process technologies. As part of our growth strategy, we began marketing a line of power management semiconductor products in 2008 and expect to introduce other new products and services in the future. If we are unable to execute our growth strategy effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. Moreover, if our allocation of resources does not correspond with future demand for particular products, we could miss market opportunities and our business and financial results could be materially and adversely affected.

We are subject to risks associated with currency fluctuations, and changes in the exchange rates of applicable currencies could impact our results of operations.

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income from operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of our outstanding senior notes could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency option, forward, and zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. These foreign currency option, forward, and zero cost collar contracts typically require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during successive months to our counterparty in exchange for Korean won at specified exchange rates. Obligations under these foreign currency option, forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option, forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total cash and cash equivalents is less than $30 million at the end of a fiscal quarter. We cannot assure you that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Part I: Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting our Results of Operations” for further details.

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

As of March 31, 2011, 2,195 employees, or approximately 64.6% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

We procure materials and electronic and mechanical components from international sources and original equipment manufacturers. We use a wide range of parts and materials in the production of our semiconductors, including silicon, processing chemicals, processing gases, precious metals and electronic and mechanical components, some of which, such as silicon wafers, are specialized raw materials that are generally only available from a limited number of suppliers. We do not have long-term agreements providing for all of these materials, thus, if demand increases or supply decreases for any reason, the costs of our raw materials could significantly increase. For example, worldwide supplies of silicon wafers, an important raw material for the semiconductors we manufacture, were constrained in recent years due to an increased demand for silicon. Silicon is also a key raw material for solar cells, the demand for which has increased in recent years. Although supplies of silicon have recently improved due to the entrance of additional suppliers and capacity expansion by existing suppliers, we cannot assure you that such supply increases will match demand increases. If we cannot obtain adequate materials in a timely manner or on favorable terms for the manufacture of our products, revenues and results of operations will decline.

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

We will likely require more capital in the future from equity or debt financings to fund operating expenses, such as research and development costs, finance investments in equipment and infrastructure, acquire complementary businesses and technologies, and respond to competitive pressures and potential strategic opportunities. If we raise additional funds through further issuances of equity or other securities convertible into equity, our existing stockholders could suffer significant dilution, and any new shares we issue could have rights, preferences or privileges senior to those of the holders of our common stock, including the shares of common stock sold in our initial public offering. In addition, additional capital may not be available when needed or, if available, may not be available on favorable terms. In addition, our indebtedness limits our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2011, our total indebtedness was $247.0 million. Our substantial debt could have important consequences, including:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations or if we are unable to refinance existing indebtedness on favorable terms, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The indentures governing our senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or be able to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Each of MagnaChip Semiconductor Corporation, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor B.V. is a holding company with no independent operations of its own. Our subsidiaries, including our principal manufacturing subsidiary, MagnaChip Korea, own all of our operating businesses. Our subsidiaries will conduct substantially all of the operations necessary to fund payments on our outstanding senior notes, other debt and any other obligations. Our ability to make payments on the senior notes and our other obligations will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

•	their earnings;

•	covenants contained in our debt agreements (including the indenture governing the senior notes) and the debt agreements of our subsidiaries;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

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

We anticipate that payments under our 10.500% senior notes due 2018 will be funded in part by MagnaChip Korea’s repayment of its existing loans from MagnaChip Semiconductor B.V., with MagnaChip Semiconductor B.V. using such repayments in turn to repay the loans owed to MagnaChip Semiconductor S.A. Under the Korean Foreign Exchange Transaction Act, the minister of the Ministry of Strategy and Finance is authorized to temporarily suspend payments in foreign currencies in the event of natural calamities, wars, conflicts of arms, grave and sudden changes in domestic or foreign economic conditions, or other similar situations. In addition, under the Korean Commercial Code, a Korean company is permitted to make a dividend payment in accordance with the provisions in its articles of incorporation out of retained earnings (as determined in accordance with the Korean Commercial Code and the generally accepted accounting principles in Korea), but no more than twice a year. If MagnaChip Korea is prevented from making payments under its intercompany loans due to restrictions on payments of foreign currency or if it has an insufficient amount of retained earnings under the Korean Commercial Code to make dividend payments to MagnaChip Semiconductor B.V., we may not have sufficient funds to make payments on the senior notes.

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

Beginning with our fiscal year ending December 31, 2011, we are subject to rules adopted by the Securities Exchange Commission, or SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, which requires us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting. We are also subject to the requirement that our independent registered public accounting firm attest to and report on the effectiveness of our internal control over financial reporting.

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

We are also required to periodically assess and report on the adequacy of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of it Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. See “Part I: Item 4. Controls and Procedures.”

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial conditions.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From April 4, 2005 through March 31, 2011, we recognized aggregate restructuring and impairment charges of $65.9 million, which consisted of $60.2 million of impairment charges and $5.6 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

The price of our common stock may be volatile and you may lose all or a part of your investment.

Prior to our initial public offering, there has not been a public market for our common stock. Even though shares of our common stock are quoted on the NYSE, an active trading market for our common stock may not develop. You may not be able to sell your shares quickly or at the current market price if trading in our common stock is not active.

In addition, the trading price of our shares of common stock might be subject to wide fluctuations. Factors, some of which are beyond our control, that could affect the trading price of our shares of common stock may include:

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

Based upon the number of shares of common stock outstanding as of March 31, 2011 and with respect to greater than 5% stockholders, publicly available information or information provided to us by them, our executive officers, directors and greater than 5% stockholders collectively beneficially owned approximately 63.6% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 64.4% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of March 31, 2011. In addition, Avenue currently has three designees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. In this quarterly report, we refer to funds affiliated with Avenue Capital Management II, L.P. collectively as “Avenue.”

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

We are controlled by Avenue whose interests in our business may conflict with yours, and we are a “controlled company” within the meaning of NYSE rules.

As of March 31, 2011, Avenue beneficially owned approximately 20,789,539 shares, or 52.1%, of our outstanding common stock. Accordingly, Avenue will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Because of the equity ownership of Avenue, we will be considered a “controlled company” for purposes of the NYSE listing requirements. As such, we will be exempt from the NYSE corporate governance requirements that our board of directors meet the standards of independence established by those corporate governance requirements and exempt from the requirements that we have separate Compensation and Nominating and Corporate Governance Committees made up entirely of directors who meet such independence standards. Although we do not intend to rely upon the exemption available for controlled companies, we may choose to utilize the exemption at any time that we remain a controlled company. The NYSE independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest with management that could influence their actions as directors. It is possible that the interests of Avenue may in some circumstances conflict with our interests and the interests of our other stockholders

The future sale of significant amounts of our common stock may negatively affect our stock price, even if our business is doing well.

Sales of substantial amounts of shares of our common stock in the public market, or the prospect of such sales, could adversely affect the market price of our common stock. As of March 31, 2011, we had 39,356,749 shares of common stock outstanding. All of the shares outstanding prior to our initial public offering are subject to lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of the completion of the initial public offering without the prior written consent of Barclays Capital Inc. and Deutsche Bank Securities Inc. (or other agreements which impose similar restrictions); provided, that these agreements do not restrict the ability of the stockholders party to the registration rights agreement to cause a resale registration statement to be filed in accordance with their demand registration rights. After the 180-day period, all currently outstanding shares will be eligible for sale from time to time in the future under Rule 144, Rule 701 or Section 4(1) of the Securities Act with respect to shares initially issued under Section 1145 of the U.S. Bankruptcy Code and not held by our affiliates.

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

MAGNACHIP SEMICONDUCTOR CORPORATION

Dated: May 3, 2011	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: May 3, 2011	By:	/s/ Margaret Sakai
Margaret Sakai
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.