Form 10-Q
period 2011-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2011-08-05
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2011, the registrant had 39,357,471 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2011 and 2010	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	8

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II OTHER INFORMATION		52

Item 1A.	Risk Factors	52

Item 6.	Exhibits	67

SIGNATURES		68

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

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$177,764	$172,172
Accounts receivable, net	123,792	119,054
Inventories, net	86,826	68,435
Other receivables	4,217	2,919
Prepaid expenses	9,257	8,207
Other current assets	10,724	18,920

Total current assets	412,580	389,707

Property, plant and equipment, net	191,133	179,012
Intangible assets, net	24,177	27,538
Long-term prepaid expenses	6,103	8,235
Other non-current assets	21,260	21,252

Total assets	$655,253	$625,744

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$73,906	$58,264
Other accounts payable	23,098	14,645
Accrued expenses	41,780	32,635
Current portion of capital lease obligations	6,149	5,557
Other current liabilities	4,747	5,048

Total current liabilities	149,680	116,149

Long-term borrowings, net	212,441	246,882
Long-term obligations under capital lease	123	3,105
Accrued severance benefits, net	97,417	87,778
Other non-current liabilities	5,778	8,979

Total liabilities	465,439	462,893

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 39,357,471 and 38,401,985 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	394	384
Additional paid-in capital	97,987	95,585
Retained earnings	126,255	72,157
Accumulated other comprehensive loss	(34,822)	(5,275)

Total stockholders’ equity	189,814	162,851

Total liabilities and stockholders’ equity	$655,253	$625,744

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$203,679	$194,700	$391,600	$374,185
Cost of sales	137,497	130,166	268,944	260,293

Gross profit	66,182	64,534	122,656	113,892

Selling, general and administrative expenses	17,458	15,964	32,859	33,872
Research and development expenses	20,614	20,543	39,112	41,074
Restructuring and impairment charges	2,475	267	2,475	603
Special expense for IPO incentive	—	—	12,146	—

Operating income	25,635	27,760	36,064	38,343

Other income (expenses)
Interest expense, net	(6,369)	(6,557)	(13,480)	(8,606)
Foreign currency gain (loss), net	18,234	(48,273)	39,593	(26,657)
Loss on early extinguishment of senior notes	(4,103)	—	(4,103)	—
Other	203	(950)	369	(1,002)

	7,965	(55,780)	22,379	(36,265)

Income (loss) before income taxes	33,600	(28,020)	58,443	2,078

Income tax expense	1,970	2,727	4,345	1,724

Net income (loss)	$31,630	$(30,747)	$54,098	$354

Earnings (loss) per common share—
Basic	$0.81	$(0.81)	$1.40	$0.01
Diluted	$0.78	$(0.81)	$1.35	$0.01
Weighted average number of shares—
Basic	39,066,303	37,819,820	38,701,553	37,812,672
Diluted	40,294,902	37,819,820	39,925,275	39,060,047

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	deficit)	Income (loss)	Total
Three Months Ended June 30, 2011
Balance at April 1, 2011	39,356,749	$394	$97,812	$94,625	$(20,944)	$171,887
Stock-based compensation	—	—	386	—	—	386
Issuance of new stock	—	—	(215)	—	—	(215)
Exercise of stock options	722	—	4	—	—	4
Comprehensive income:
Net Income	—	—	—	31,630	—	31,630
Fair valuation of derivatives	—	—	—	—	3,740	3,740
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	(5,649)	(5,649)
Foreign currency translation adjustments	—	—	—	—	(11,451)	(11,451)
Unrealized gains on investments	—	—	—	—	(518)	(518)

Total comprehensive income						17,752

Balance at June 30, 2011	39,357,471	$394	$97,987	$126,255	$(34,822)	$189,814

Six Months Ended June 30, 2011
Balance at January 1, 2011	38,401,985	$384	$95,585	$72,157	$(5,275)	$162,851
Stock-based compensation	—	—	817	—	—	817
Issuance of new stock	950,000	10	1,553	—	—	1,563
Exercise of stock options	5,486	—	32	—	—	32
Comprehensive income:

Net income	—	—	—	54,098	—	54,098
Fair valuation of derivatives	—	—	—	—	6,076	6,076
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	(9,942)	(9,942)
Foreign currency translation adjustments	—	—	—	—	(25,718)	(25,718)
Unrealized gains on investments	—	—	—	—	37	37

Total comprehensive income						24,551

Balance at June 30, 2011	39,357,471	$394	$97,987	$126,255	$(34,822)	$189,814

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	deficit)	Income (loss)	Total
Three Months Ended June 30, 2010
Balance at April 1, 2010	38,404,294	$384	$224,334	$29,138	$(22,411)	$231,445
Stock-based compensation	—	—	656	—	—	656
Distribution to stockholders	—	—	(130,697)	—	—	(130,697)
Comprehensive income:
Net loss	—	—	—	(30,747)	—	(30,747)
Fair valuation of derivatives	—	—	—	—	(3,349)	(3,349)
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	1,259	1,259
Foreign currency translation adjustments	—	—	—	—	33,329	33,329
Unrealized gains on investments	—	—	—	—	24	24

Total comprehensive income						516

Balance at June 30, 2010	38,404,294	$384	$94,293	$(1,609)	$8,852	$101,920

Six Months Ended June 30, 2010
Balance at January 1, 2010	38,385,544	$384	$223,451	$(1,963)	$(6,182)	$215,690
Stock-based compensation	18,750	—	1,539	—	—	1,539
Distribution to stockholders	—	—	(130,697)	—	—	(130,697)
Comprehensive income:
Net income	—	—	—	354	—	354
Fair valuation of derivatives	—	—	—	—	(5,402)	(5,402)
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	1,878	1,878
Foreign currency translation adjustments	—	—	—	—	18,422	18,422
Unrealized gains on investments	—	—	—	—	136	136

Total comprehensive income						15,388

Balance at June 30, 2010	38,404,294	$384	$94,293	$(1,609)	$8,852	$101,920

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net income	$54,098	$354
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,315	29,985
Provision for severance benefits	8,396	9,380
Amortization of debt issuance costs and original issue discount	491	449
Loss (gain) on foreign currency translation, net	(44,109)	29,975
Gain on disposal of property, plant and equipment, net	(11)	(9)
Loss on disposal of intangible assets, net	8	7
Restructuring and impairment charges	2,475	603
Stock-based compensation	1,246	2,752
Cash used for reorganization items	—	1,475
Loss on early extinguishment of senior notes	4,103	—
Other	1,104	740
Changes in operating assets and liabilities
Accounts receivable	2,103	(45,243)
Inventories	(14,300)	1,342
Other receivables	(1,309)	119
Other current assets	(884)	(92)
Deferred tax assets	824	618
Accounts payable	12,139	7,542
Other accounts payable	13,800	11,330
Accrued expenses	3,141	7,841
Other current liabilities	(1,155)	(1,172)
Payment of severance benefits	(3,745)	(2,760)
Other non-current liabilities	(232)	(2,855)

Net cash provided by operating activities before reorganization items	67,498	52,381

Cash used for reorganization items	—	(1,475)

Net cash provided by operating activities	67,498	50,906

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	23	13
Purchase of plant, property and equipment	(26,926)	(20,509)
Payment for intellectual property registration	(324)	(245)
Decrease in short-term financial instruments	—	329
Collection of guarantee deposits	979	999
Payment of guarantee deposits	(1,483)	(769)
Other	(402)	(9)

Net cash used in investing activities	(28,133)	(20,191)

Cash flows from financing activities
Proceeds from issuance of common stock	8,818	—
Proceeds from issuance of senior notes	—	246,685
Debt issuance costs paid	—	(8,313)
Distribution to stockholders	—	(130,697)
Repayment of long-term borrowings	—	(61,750)
Repurchase of senior notes	(38,150)	—
Repayment of obligations under capital lease	(3,182)	—

Net cash provided by (used in) financing activities	(32,514)	45,925
Effect of exchange rates on cash and cash equivalents	(1,259)	(255)

Net increase in cash and cash equivalents	5,592	76,385

Cash and cash equivalents
Beginning of the period	172,172	64,925

End of the period	$177,764	$141,310

Supplemental cash flow information
Cash paid for interest	$13,468	$3,333

Cash paid for income taxes	$1,207	$(270)

Noncash transactions
Deferred offering costs reclassified as reduction of additional paid-in capital	$7,269	$—

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include all adjustments consisting only of normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In May, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

3. Completion of Initial Public Offering

Prior to the Company’s initial public offering (“IPO”), the Company’s board of directors and the holders of a majority of its outstanding common units elected to convert the Company from a Delaware limited liability company to a Delaware corporation and to change the Company’s name from MagnaChip Semiconductor LLC to MagnaChip Semiconductor Corporation. The corporate conversion was completed on March 10, 2011. In connection with the corporate conversion, outstanding common units of MagnaChip Semiconductor LLC were automatically converted into shares of common stock of the Company, outstanding options to purchase common units of the Company were automatically converted into options to purchase shares of common stock of the Company and outstanding warrants to purchase common units of MagnaChip Semiconductor LLC were automatically converted into warrants to purchase shares of common stock of the Company, all at a ratio of one share of common stock for eight common units.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

On March 16, 2011, the Company also completed an IPO of 9,500,000 shares of common stock at an offering price of $14.00 per share and on March 11, 2011 listed on the NYSE. All shares were sold in the form of depositary shares and each depositary share represented an ownership interest in one share of common stock. Of the 9,500,000 shares, 950,000 shares were newly issued by the Company and 8,550,000 shares were sold by selling stockholders. The Company received $12,369 thousand of net proceeds from the issuance of the new shares of common stock after deducting underwriters’ discounts and commissions, and the Company did not receive any proceeds from the sale of shares of common stock offered by the selling stockholders. The Company incurred $10,807 thousand of IPO expenses that were recorded as reduction of additional paid-in capital in the consolidated balance sheets.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

4. Inventories

Inventories as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Finished goods	$11,505	$13,529
Semi-finished goods and work-in-process	58,965	50,542
Raw materials	17,281	9,762
Materials in-transit	1,120	1,643
Less: inventory reserve	(2,045)	(7,041)

Inventories, net	$86,826	$68,435

5. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2011 and December 31, 2010 comprise the following:

	June 30, 2011	December 31, 2010
Buildings and related structures	$78,114	$73,945
Machinery and equipment	139,819	112,398
Vehicles and others	9,678	8,007
Equipment under capital lease	12,128	11,457

	239,739	205,807
Less: accumulated depreciation	(67,595)	(41,440)
accumulated depreciation on equipment under capital lease	(2,185)	(836)
Land	16,354	15,481
Construction in progress	4,820	—

Property, plant and equipment, net	$191,133	$179,012

6. Intangible Assets

Intangible assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Technology	$22,005	$19,969
Customer relationships	28,644	27,115
Intellectual property assets	6,022	5,444
In-process research and development	2,258	3,418
Less: accumulated amortization	(34,752)	(28,408)

Intangible assets, net	$24,177	$27,538

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

Details of derivative contracts as of June 30, 2011 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
August 12, 2010	Zero cost collar	$108,000	July to December 2011
January 17, 2011	Zero cost collar	60,000	January to June 2012
March 16, 2011	Zero cost collar	24,000	January to March 2012

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

The fair values of the Company’s outstanding option, forward and zero cost collar contracts recorded as assets as of June 30, 2011 and December 31, 2010 are as follows:

Derivatives designated as hedging instruments:		June 30, 2011	December 31, 2010
Asset Derivatives:
Options	Other current assets	$—	$104
Forward	Other current assets	$—	$6,674
Zero cost collars	Other current assets	$5,176	$1,544

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(14)	Net sales	$(496)	Other income (expenses) — Others	$(7)
Forward	897	Net sales	6,145	Other income (expenses) — Others	85
Zero cost collars	2,857	Net sales	—	Other income (expenses) — Others	125

Total	$3,740		$5,649		$203

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(789)	Net sales	$(167)	Other income (expenses) — Others	$(28)
Forward	(2,560)	Net sales	(1,092)	Other income (expenses) — Others	(922)

Total	$(3,349)		$(1,259)		$(950)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(85)	Net sales	$(829)	Other income (expenses) — Others	$(18)
Forward	2,707	Net sales	10,771	Other income (expenses) — Others	263
Zero cost collars	3,454	Net sales	—	Other income (expenses) — Others	116

Total	$6,076		$9,942		$361

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(1,321)	Net sales	$(183)	Other income (expenses) — Others	$(62)
Forward	(4,081)	Net sales	(1,695)	Other income (expenses) — Others	(945)

Total	$(5,402)		$(1,878)		$(1,007)

The estimated net gain as of June 30, 2011 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $4,974 thousand.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

8. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of June 30, 2011, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Current derivative assets	$5,176	$5,176	$—	$5,176	$—
Available-for-sale securities	767	767	767	—	—

9. Long-Term Borrowings

Long-term borrowings as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
10.500% senior notes due April 2018	215,000	250,000
Discount on 10.500% senior notes due April 2018	(2,559)	(3,118)

Long-term borrowings, net of unamortized discount	$212,441	$246,882

On May 16, 2011, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35.0 million out of $250.0 million aggregate principal amount of 10.500% senior notes due April 15, 2018 at a price of 109.0% from funds affiliated with Avenue Capital Management II, L.P.

In connection with the repurchase of the senior notes, the Company recognized $4,103 thousand of loss on early extinguishment of senior notes, which consisted of $3,150 thousand from repurchase premium, $422 thousand from write-off of discounts, $237 thousand from write-off of debt issuance costs and $294 thousand from incurrence of direct legal and advisory service fees.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

10. Capital Leases

The Company entered into several lease agreements for the use of equipment for manufacturing and research and development. These leases are accounted for as capital leases as the ownership of the equipment will be transferred to the Company upon expiration of the lease terms, or the Company has bargain purchase options at the end of the lease terms.

Payable during	Capital Lease
Remainder of 2011	$3,255
2012	3,355
2013	24

Total future minimum lease payments	6,634
Less: Amount representing interest (a)	(362)

Present value of net minimum lease payments	6,272
Less: Current portion of capital lease obligations	(6,149)

Long-term obligations under capital lease	$123

(a)	The lessor’s implicit rate at lease inception was applied.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

11. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. (Korea). Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2011, 98.4 % of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011		June 30, 2010
Beginning balance	$92,715	$88,973	$78,106	$73,646
Provisions	5,542	8,396	6,214	9,380
Severance payments	(2,135)	(3,745)	(1,668)	(2,760)
Translation adjustments	2,525	5,023	(5,114)	(2,728)

	98,647	98,647	77,538	77,538
Less: Cumulative contributions to the National Pension Fund	(466)	(466)	(476)	(476)
Group Severance insurance plan	(764)	(764)	(668)	(668)

Accrued severance benefits, net	$97,417	$97,417	$76,394	$76,394

The severance benefits are funded approximately 1.25% and 1.48 % as of June 30, 2011 and 2010, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2011	$—
2012	163
2013	—
2014	331
2015	366
2016	1,252
2017 – 2021	14,038

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

12. Restructuring and Impairment Charges

The Company recognized $267 and $603 thousand of impairment charges for the three and six months ended June 30, 2010 from two and four abandoned in-process research and development projects. The Company recognized $889 thousand of impairment charges for the three months ended June 30, 2011, which consisted of $406 thousand from three abandoned in-process research and development projects and one dropped existing technology, $393 thousand from one abandoned system project and $90 thousand from impairment of tangible and intangible assets caused by the closure of our research and development center in Japan.

The Company recognized $1,586 thousand of restructuring charges for the three months ended June 30, 2011, which were incurred by the closure of our research and development center in Japan.

13. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The predecessor entity to MagnaChip Semiconductor Corporation (the “Parent”) was a non-taxable partnership entity until its conversion to a Delaware corporation on March 10, 2011.

MagnaChip Semiconductor Ltd. (Korea) is the principal operating entity within the consolidated Company. For the three and six months ended June 30, 2011 and 2010, no income tax expense for MagnaChip Semiconductor, Ltd. (Korea) was recorded due to net operating loss carry-forwards that were available to offset taxable income. The net deferred tax assets of MagnaChip Semiconductor Ltd., which include net operating carry-forwards, have a valuation allowance against them at June 30, 2011. The Company periodically assesses whether it is more likely than not that the deferred tax assets existing at the period-end will be realized in future periods.

Income tax expense recorded for the six month period ended June 30, 2011 principally relates to withholding taxes of $3.1 million mostly accrued on intercompany interest payments, income tax effect of $0.8 million resulting from the change of deferred tax assets and a $0.2 million increase in liability related to uncertain tax positions.

14. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Three Months Ended
	June 30, 2011	June 30, 2010
Net Sales
Display Solutions	$82,719	$80,584
Semiconductor Manufacturing Services	96,458	101,564
Power Solutions	23,739	12,040
All other	763	512

Total segment net sales	$203,679	$194,700

Gross Profit
Display Solutions	$24,695	$22,122
Semiconductor Manufacturing Services	35,109	39,452
Power Solutions	5,615	2,448
All other	763	512

Total segment gross profit	$66,182	$64,534

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

	Six Months Ended
	June 30, 2011	June 30, 2010
Net Sales
Display Solutions	$157,183	$157,314
Semiconductor Manufacturing Services	188,724	194,765
Power Solutions	44,151	21,074
All other	1,542	1,032

Total segment net sales	$391,600	$374,185

Gross Profit
Display Solutions	$44,539	$36,553
Semiconductor Manufacturing Services	68,396	72,296
Power Solutions	8,179	4,011
All other	1,542	1,032

Total segment gross profit	$122,656	$113,892

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	June 30, 2011	June 30, 2010
Korea	$99,298	$101,310
Asia Pacific	59,585	52,687
Japan	18,451	12,796
North America	20,715	23,686
Europe	5,029	4,003
Africa	601	218

Total	$203,679	$194,700

	Six Months Ended
	June 30, 2011	June 30, 2010
Korea	$186,811	$198,970
Asia Pacific	116,880	101,161
Japan	31,790	22,991
North America	46,637	44,066
Europe	7,996	6,779
Africa	1,486	218

Total	$391,600	$374,185

Net sales from the Company’s top ten largest customers accounted for 61.2 % and 64.3% for the three months ended June 30, 2011 and 2010, respectively, and 61.2% and 64.2% for the six months ended June 30, 2011 and 2010, respectively.

The Company recorded $ 31,427 thousand and $35,315 thousand of sales to one customer within its Display Solutions segment, which represents greater than 10% of net sales, for the three months ended June 30, 2011 and 2010, respectively, and $58,108 thousand and $70,893 thousand for the six months ended June 30, 2011 and 2010, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of June 30, 2011.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Commitments and Contingencies

The California Institute of Technology has made a claim against Samsung Fiber Optics for the infringement of certain patent rights in relation to image sensor products provided by Samsung Fiber Optics. Samsung Fiber Optics has made a claim against the Company as a provider of embedded components. The Company believes it is probable that the pending claim will have an unfavorable outcome and further believes the associated loss can be reasonably estimated according to ASC 450 “Contingencies” (“ASC 450”). The Company charged the best estimate of loss, $718 thousand, to operating expenses for the ten month period ended October 25, 2009, and the Company presents the estimated liabilities as accrued expenses as of June 30, 2011 and December 31, 2010 in the accompanying consolidated balance sheets. The estimate was based on the most recent communications with Samsung Fiber Optics. Accordingly, the Company cannot provide assurance that the estimated liabilities will be realized. The actual results could vary materially.

16. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share:

	Three Months Ended
	June 30, 2011	June 30, 2010
Net income	$31,630	$(30,747)
Weighted average common stock outstanding—
Basic	39,066,303	37,819,820
Diluted	40,294,902	37,819,820
Earnings per share—
Basic	$0.81	$(0.81)
Diluted	$0.78	$(0.81)

	Six Months Ended
	June 30, 2011	June 30, 2010
Net income	$54,098	$354
Weighted average common stock outstanding—
Basic	38,701,553	37,812,672
Diluted	39,925,275	39,060,047
Earnings per share—
Basic	$1.40	$0.01
Diluted	$1.35	$0.01

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Six Months Ended
	June 30, 2011	June 30, 2010
Options	106,500	114,250
Warrants	1,875,017	1,875,017

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

17. Condensed Consolidating Financial Information

The $215.0 million senior notes are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited.

The senior notes are structurally subordinated to the creditors of the Company’s principal manufacturing and selling subsidiary, MagnaChip Semiconductor, Ltd. (Korea), which accounts for substantially all of the Company’s net sales and assets.

Below are condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three months and six months ended June 30, 2011 and 2010 and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor Corporation, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

June 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,560	$25,728	$142,064	$8,412	$—	$177,764
Accounts receivable, net	—	—	123,923	24,341	(24,472)	123,792
Inventories, net	—	—	86,808	176	(158)	86,826
Other receivables	—	—	11,301	85	(7,169)	4,217
Prepaid expenses	109	—	11,412	633	(2,897)	9,257
Other current assets	34,325	157,473	7,414	139,335	(327,823)	10,724

Total current assets	35,994	183,201	382,922	172,982	(362,519)	412,580

Property, plant and equipment, net	—	—	190,857	276	—	191,133
Intangible assets, net	—	—	23,747	430	—	24,177
Long-term prepaid expenses	—	—	13,614	187	(7,698)	6,103
Investment in subsidiaries	(541,417)	(646,874)	—	(457,255)	1,645,546	—
Long-term intercompany loan	697,125	864,639	—	694,547	(2,256,311)	—
Other non-current assets	1	7,229	7,912	6,118	—	21,260

Total Assets	$191,703	$408,195	$619,052	$417,285	$(980,982)	$655,253

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$97,729	$555	$(24,378)	$73,906
Other accounts payable	1,157	563	22,247	6,300	(7,169)	23,098
Accrued expenses	731	39,015	169,073	160,877	(327,916)	41,780
Current portion of capital lease obligations	—	—	5,958	191	—	6,149
Other current liabilities	(12)	—	4,461	3,196	(2,898)	4,747

Total current liabilities	1,876	39,578	299,468	171,119	(362,361)	149,680

Long-term borrowings, net	—	909,566	677,534	881,652	(2,256,311)	212,441
Long-term obligations under capital lease	—	—	—	123	—	123
Accrued severance benefits, net	—	—	96,032	1,385	—	97,417
Other non-current liabilities	14	—	3,196	10,267	(7,699)	5,778

Total liabilities	1,890	949,144	1,076,230	1,064,546	(2,626,371)	465,439

Commitments and contingencies
Stockholders’ equity
Common stock	394	136,229	39,005	51,976	(227,210)	394
Additional paid-in capital	97,987	(733,506)	(537,114)	(731,568)	2,002,188	97,987
Retained earnings	126,255	91,151	79,160	67,194	(237,505)	126,255
Accumulated other comprehensive loss	(34,823)	(34,823)	(38,229)	(34,863)	107,916	(34,822)

Total stockholders’ equity	189,813	(540,949)	(457,178)	(647,261)	1,645,389	189,814

Total liabilities and stockholders’ equity	$191,703	$408,195	$619,052	$417,285	$(980,982)	$655,253

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$203,812	$6,131	$(6,264)	$203,679
Cost of sales	—	—	137,514	538	(555)	137,497

Gross profit	—	—	66,298	5,593	(5,709)	66,182

Selling, general and administrative expenses	659	351	16,180	3,484	(3,216)	17,458
Research and development expenses	—	—	21,391	1,709	(2,486)	20,614
Restructuring and impairment charges	—	—	799	1,676	—	2,475

Operating income (loss)	(659)	(351)	27,928	(1,276)	(7)	25,635

Other income (expense)	1	11,284	4,400	(7,720)	—	7,965

Income (loss) before income taxes, equity in earnings of related equity investment	(658)	10,933	32,328	(8,996)	(7)	33,600

Income tax expenses (benefits)	(18)	—	1,039	949	—	1,970

Income (loss) before equity in earnings of related investment	(640)	10,933	31,289	(9,945)	(7)	31,630

Equity in earnings of related investment	32,270	21,334	—	31,282	(84,886)	—

Net Income	$31,630	$32,267	$31,289	$21,337	$(84,893)	$31,630

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$391,562	$12,747	$(12,709)	$391,600
Cost of sales	—	—	268,959	612	(627)	268,944

Gross profit	—	—	122,603	12,135	(12,082)	122,656

Selling, general and administrative expenses	1,296	586	31,794	6,587	(7,404)	32,859
Research and development expenses	—	—	40,692	3,091	(4,671)	39,112
Restructuring and impairment charges	—	—	799	1,676	—	2,475
Special expense for IPO incentive	—	—	11,355	791	—	12,146

Operating income (loss)	(1,296)	(586)	37,963	(10)	(7)	36,064

Other income (expense)	1	32,036	10,590	(20,248)	—	22,379

Income (loss) before income taxes, equity in earnings of related equity investment	(1,295)	31,450	48,553	(20,258)	(7)	58,443

Income tax expenses (benefits)	(18)	—	1,193	3,170	—	4,345

Income (loss) before equity in earnings of related investment	(1,277)	31,450	47,360	(23,428)	(7)	54,098

Equity in earnings of related investment	55,375	23,878	—	47,353	(126,606)	—

Net Income	$54,098	$55,328	$47,360	$23,925	$(126,613)	$54,098

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2010

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2010

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$369,659	$18,605	$(14,079)	$374,185
Cost of sales	—	—	256,682	6,917	(3,306)	260,293

Gross profit	—	—	112,977	11,688	(10,773)	113,892

Selling, general and administrative expenses	1,178	525	32,855	4,754	(5,440)	33,872
Research and development expenses	—	—	42,857	4,282	(6,065)	41,074
Restructuring and impairment charges	—	—	603	—	—	603

Operating income (loss)	(1,178)	(525)	36,662	2,652	732	38,343

Other income (expense)	3,734	(8,117)	(56,746)	24,864	—	(36,265)

Income (loss) before income taxes, equity in earnings (loss) of related equity investment	2,556	(8,642)	(20,084)	27,516	732	2,078

Income tax expenses (benefits)	—	—	(1,947)	3,671	—	1,724

Income (loss) before equity in earnings (loss) of related investment	2,556	(8,642)	(18,137)	23,845	732	354

Equity (loss) of related investment	(2,202)	6,409	—	(17,851)	13,644	—

Net income (loss)	$354	$(2,233)	$(18,137)	$5,994	$14,376	$354
Net income (loss) attributable to common units	$354	$(2,233)	$(18,137)	$5,994	$14,376	$354

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$54,098	$55,328	$47,360	$23,925	$(126,613)	$54,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	29,171	144	—	29,315
Provision for severance benefits	—	—	8,280	116	—	8,396
Amortization of debt issuance costs and original issue discount	—	491	—	—	—	491
Loss (gain) on foreign currency translation, net	—	(15,260)	(45,375)	16,526	—	(44,109)
Gain on disposal of property, plant and equipment, net	—	—	(11)	—	—	(11)
Loss on disposal of intangible assets, net	—	—	8	—	—	8
Restructuring and Impairment charges	—	—	800	1,676	(1)	2,475
Stock-based compensation	119	—	1,047	404	(324)	1,246
Equity in earnings of related investment	(55,375)	(23,878)	—	(47,353)	126,606	—
Other	(18)	4,102	1,286	8	(171)	5,207
Changes in operating assets and liabilities
Accounts receivable, net	—	—	43,302	36,124	(77,323)	2,103
Inventories, net	—	—	(14,308)	—	8	(14,300)
Other receivables	718	718	11,991	2,691	(17,427)	(1,309)
Other current assets	176	(33,094)	516	(29,136)	60,654	(884)
Deferred tax assets	—	—	—	824	—	824
Accounts payable	—	—	(23,338)	(41,868)	77,345	12,139
Other accounts payable	(7,247)	(8,552)	11,819	353	17,427	13,800
Accrued expenses	192	(1,038)	30,902	33,760	(60,675)	3,141
Other current liabilities	—	—	(232)	(923)	—	(1,155)
Long term other payable	—	—	—	221	199	420
Payment of severance benefits	—	—	(3,733)	(12)	—	(3,745)
Other	—	—	1,514	(2,166)	—	(652)

Net cash provided by (used in) operating activities	(7,337)	(21,183)	100,999	(4,686)	(295)	67,498

Cash flows from investing activities
Decrease in short-term loans	—	38,466	17	38,450	(76,933)	—
Proceeds from disposal of plant, property and equipment	—	—	23	—	—	23
Purchases of plant, property and equipment	—	—	(26,898)	(28)	—	(26,926)
Payment for intellectual property registration	—	—	(324)	—	—	(324)
Collection of guarantee deposits	—	—	979	—	—	979
Payment of guarantee deposits	—	—	(1,461)	(22)	—	(1,483)
Other	—	—	(402)	—	—	(402)

Net cash used in investing activities	—	38,466	(28,066)	38,400	(76,933)	(28,133)

Cash flow from financing activities
Proceeds from issuance of common stock	8,818	—	—	—	—	8,818
Repayment of long-term borrowings	—	(38,150)	(40,436)	(38,466)	78,902	(38,150)
Repayment of obligations under capital lease	—	—	(3,087)	(95)	—	(3,182)

Net cash provided by (used in) financing activities	8,818	(38,150)	(43,523)	(38,561)	78,902	(32,514)

Effect of exchange rates on cash and cash equivalents	—	—	284	131	(1,674)	(1,259)

Net increase (decrease) in cash and cash equivalents	1,481	(20,867)	29,694	(4,716)	—	5,592

Cash and cash equivalents
Beginning of the period	79	46,595	112,370	13,128	—	172,172

End of the period	$1,560	$25,728	$142,064	$8,412	$—	$177,764

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2010

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$354	$(2,233)	$(18,137)	$5,994	$14,376	$354
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	29,846	139	—	29,985
Provision for severance benefits	—	—	9,225	155	—	9,380
Amortization of debt issuance costs	—	449	—	—	—	449
Loss (gain) on foreign currency translation, net	—	27,659	29,510	(27,194)	—	29,975
Gain on disposal of property, plant and equipment	—	—	(9)	—	—	(9)
Loss on disposal of intangible assets, net	—	—	7	—	—	7
Restructuring and impairment charges	—	—	603	—	—	603
Stock-based compensation	407	—	2,010	335	—	2,752
Cash used for reorganization items	—	—	51	1,424	—	1,475
Loss (earnings) of related investment	2,202	(6,409)	—	17,851	(13,644)	—
Other	13	(11)	757	(19)	—	740
Changes in operating assets and liabilities
Accounts receivable, net	—	—	(35,220)	11,593	(21,616)	(45,243)
Inventories, net	—	—	(2,189)	4,290	(759)	1,342
Other receivables	—	—	(12,339)	845	11,613	119
Other current assets	(4,805)	(29,584)	3,737	(24,144)	54,704	(92)
Deferred tax assets	—	—	—	618	—	618
Accounts payable	—	—	15,050	(29,102)	21,594	7,542
Other accounts payable	5,510	2,181	13,022	2,230	(11,613)	11,330
Accrued expenses	—	4,851	28,509	29,443	(54,962)	7,841
Other current liabilities	—	—	(1,043)	(129)	—	(1,172)
Long term other payable	—	—	—	72	(1,603)	(1,531)
Payment of severance benefits	—	—	(2,731)	(29)	—	(2,760)
Other	—	—	467	(1,791)	—	(1,324)

Net cash provided by (used in) operating activities before reorganization items	3,681	(3,097)	61,126	(7,419)	(1,910)	52,381

Cash used for reorganization items	—	—	(51)	(1,424)	—	(1,475)

Net cash provided by (used in) operating activities	3,681	(3,097)	61,075	(8,843)	(1,910)	50,906

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	13	—	—	13
Purchases of plant, property and equipment	—	—	(20,505)	(4)	—	(20,509)
Payment for intellectual property registration	—	—	(245)	—	—	(245)
Decrease in short-term financial instruments	—	—	—	329	—	329
Decrease in guarantee deposits	—	—	219	780	—	999
Collection of long-term intercompany loans	126,953	—	—	—	(126,953)	—
Other	—	—	(693)	(85)	—	(778)

Net cash provided by (used in) investing activities	126,953	—	(21,211)	1,020	(126,953)	(20,191)

Cash flow from financing activities
Repayment of long-term borrowings	—	(188,703)	—	—	126,953	(61,750)
Proceeds from issuance of senior notes	—	246,685	—	—	—	246,685
Debt issuance costs paid	—	(8,313)	—	—	—	(8,313)
Distribution to stockholders	(130,697)	—	—	—	—	(130,697)

Net cash provided by (used in) financing activities	(130,697)	49,669	—	—	126,953	45,925

Effect of exchange rates on cash and cash equivalents	—	—	(2,859)	694	1,910	(255)

Net increase (decrease) in cash and cash equivalents	(63)	46,572	37,005	(7,129)	—	76,385

Cash and cash equivalents
Beginning of the period	136	24	45,443	19,322	—	64,925

End of the period	$73	$46,596	$82,448	$12,193	$—	$141,310

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 2,791 novel registered patents and 664 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Recent Changes to Our Business

On April 9, 2010, we completed the sale of $250.0 million in aggregate principal amount of 10.500% senior notes due 2018, which we refer to as our senior notes. Of the $238.4 million of net proceeds, $130.7 million was used to make a distribution to our equityholders and $61.6 million was used to repay all outstanding borrowings under our term loan. The remaining proceeds of $46.1 million were retained to fund working capital and for general corporate purposes.

In March 2011, we completed an initial public offering, our IPO, of 9,500,000 shares of common stock, and we listed on the NYSE. All shares were sold in the form of depositary shares and each depositary share represented an ownership interest in one share of common stock. Of the 9,500,000 shares, 950,000 shares were newly issued by us and 8,550,000 shares were sold by selling stockholders. All outstanding depositary shares were automatically cancelled on April 24, 2011 and the underlying shares of common stock were issued to the holders of such cancelled depositary shares. We received $12.4 million of net proceeds from the issuance of the new shares of common stock after deducting underwriters’ discounts and commissions, and we did not receive any proceeds from the sale of shares of common stock offered by the selling stockholders. We incurred $10.8 million of IPO expenses that were recorded as decrease of additional paid-in capital in the consolidated balance sheets. Of the $10.8 million, we paid out $6.9 million and $3.6 million for the year ended December 31, 2010 and for the six months ended June 30, 2011, respectively and we estimate payment of $0.3 million of IPO expenses in the remainder of 2011.

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

On May 16, 2011, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35.0 million out of $250.0 million aggregate principal amount of our senior notes at a price of 109.0% from funds affiliated with Avenue Capital Management II, L.P. In connection with the repurchase of the senior notes, the Company recognized $4.1 million of loss on early extinguishment of senior notes, which consisted of $3.2 million from repurchase premium, $0.4 million from write-off of discounts, $0.2 million from write-off of debt issuance costs and $0.3 million from incurrence of direct legal and advisory service fees.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 40.1% and 42.0% of our net sales for the six months ended June 30, 2011 and 2010, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 11.3% and 5.6% of our net sales for the six months ended June 30, 2011 and 2010, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 240 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 48.2% and 52.1% of our net sales for the six months ended June 30, 2011 and 2010, respectively.

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

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2011 and 2010, we sold products to over 230 and 298 customers, respectively, and our net sales to our ten largest customers represented 61% and 64% of our net sales. We have a combined production capacity of over 134,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2011, approximately 98.4% of our employees were eligible for severance benefits.

Depreciation Expense. We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. At June 30, 2011, we depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to five to ten years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying values of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.

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

Interest Expense, Net. Our interest expense was incurred under our outstanding term loan and senior notes. Our term loan bore interest at six-month LIBOR plus 12%, and was minimally offset by interest income on cash balances. In April 2010, we repaid our term loan with a portion of the proceeds from our sale of $250.0 million in aggregate principal amount of our senior notes. In May 2011, we repurchased $35.0 million out of $250.0 million aggregate senior notes.

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

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency option, forward and zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. These foreign currency option, forward and zero cost collar contracts typically require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during successive months to our counterparty in exchange for Korean won at specified exchange rates. Obligations under these foreign currency option, forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option, forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total cash and cash equivalents is less than $30.0 million at the end of a fiscal quarter. We cannot assure you that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.

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

Results of Operations – Comparison of Three Months Ended June 30, 2011 and 2010

The following table sets forth consolidated results of operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$203.7	100.0%	$194.7	100.0%	$9.0
Cost of sales	137.5	67.5	130.2	66.9	7.3

Gross profit	66.2	32.5	64.5	33.1	1.6

Selling, general and administrative expenses	17.5	8.6	16.0	8.2	1.5
Research and development expenses	20.6	10.1	20.5	10.6	0.1
Restructuring and impairment charges	2.5	1.2	0.3	0.1	2.2

Operating income	25.6	12.6	27.8	14.3	(2.1)

Interest expense, net	(6.4)	(3.1)	(6.6)	(3.4)	0.2
Foreign currency gain (loss), net	18.2	9.0	(48.3)	(24.8)	66.5
Loss on early extinguishment of senior notes	(4.1)	(2.0)	—	—	(4.1)
Others	0.2	0.1	(1.0)	(0.5)	1.2

	8.0	3.9	(55.8)	(28.6)	63.7

Income (loss) before income taxes	33.6	16.5	(28.0)	(14.4)	61.6
Income tax expenses	2.0	1.0	2.7	1.4	(0.8)

Net income (loss)	$31.6	15.5%	$(30.7)	(15.8)%	$62.4

Net Sales

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$82.7	40.6%	$80.6	41.4%	$2.1
Power Solutions	23.7	11.7	12.0	6.2	11.7
Semiconductor Manufacturing Services	96.5	47.4	101.6	52.2	(5.1)
All other	0.8	0.4	0.5	0.3	0.3

	$203.7	100.0%	$194.7	100.0%	$9.0

Net sales were $203.7 million for the three months ended June 30, 2011, a $9.0 million, or 4.6%, increase, compared to $194.7 million for the three months ended June 30, 2010. This increase was primarily due to higher net sales driven by our Power Solutions segment and our Display Solutions segment, which was offset in part by a decrease in net sales from our Semiconductor Manufacturing Services segment.

Display Solutions. Net sales from our Display Solutions segment were $82.7 million for the three months ended June 30, 2011, a $2.1 million, or 2.6%, increase from $80.6 million for the three months ended June 30, 2010. The increase was primarily due to a sales volume increase related to higher demand for certain consumer electronics products such as digital televisions, PCs and smart phones. This increase was partially offset by a decrease in average selling prices due to consumer price declines for LCD televisions, PC monitors and mobile devices.

Power Solutions. Net sales from our Power Solutions segment were $23.7 million for the three months ended June 30, 2011, an $11.7 million, or 97.2%, increase from $12.0 million for the three months ended June 30, 2010. The increase was primarily due to an increase in sales volume and an increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $96.5 million for the three months ended June 30, 2011, a $5.1 million, or 5.0%, decrease compared to net sales of $101.6 million for the three months ended June 30, 2010. This decrease was primarily due to a decrease in sales volume for certain product groups.

All Other. Net sales from All other were $0.8 million for the three months ended June 30, 2011, a $0.3 million, or 49.0%, increase compared to $0.5 million for the three months ended June 30, 2010. This increase resulted from the disposal of waste materials.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$99.3	48.8%	$101.3	52.0%	$(2.0)
Asia Pacific	59.6	29.3	52.7	27.1	6.9
Japan	18.5	9.1	12.8	6.6	5.7
North America	20.7	10.2	23.7	12.2	(3.0)
Europe	5.0	2.5	4.0	2.1	1.0
Africa	0.6	0.3	0.2	0.1	0.4

	$203.7	100.0%	$194.7	100.0%	$9.0

Net sales in Asia Pacific for the three months ended June 30, 2011 increased from $52.7 million to $59.6 million compared to the three months ended June 30, 2010, or by $6.9 million, or 13.1%, primarily due to increased demand in the market for Power Solution products. Net sales in Japan for the three months ended June 30, 2011 increased from $12.8 million to $18.5 million compared to the three months ended June 30, 2010, or by $5.7 million, or 44.2%, primarily due to increased demand in the market for Display Solution products.

Gross Profit

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$24.7	29.9%	$22.1	27.5%	$2.6
Power Solutions	5.6	23.6	2.4	20.3	3.2
Semiconductor Manufacturing Services	35.1	36.4	39.5	38.8	(4.3)
All other	0.8	100.0	0.5	100.0	0.3

	$66.2	32.5%	$64.5	33.1%	$1.6

Total gross profit was $66.2 million for the three months ended June 30, 2011 as compared to $64.5 million for the three months ended June 30, 2010, a $1.6 million, or 2.6%, increase. Gross profit as a percentage of net sales for the three months ended June 30, 2011 was 32.5%, a decrease of 0.6% from 33.1% for the three months ended June 30, 2010. This increase in gross profit was primarily attributable to an increase in average selling prices in our Power Solutions segment and our Semiconductor Manufacturing Services segment, a significant volume increase in our Power Solutions segment, and an increase in other revenue. This increase was partially offset by a volume decrease in our Semiconductor Manufacturing Services segment.

Display Solutions. Gross margin for our Display Solutions segment for the three months ended June 30, 2011 increased to 29.9% compared to 27.5% for the three months ended June 30, 2010. This increase was primarily due to an increase in sales volume and a $0.4 million decreased in cost of sales, offset in part by lower average selling prices for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This decrease in cost of sales was primarily due to a decrease in material costs, partially offset by increased manufacturing costs including labor costs, subcontractor costs, and maintenance expenses.

Power Solutions. Gross margin for our Power Solutions segment for the three months ended June 30, 2011 increased to 23.6% compared to 20.3% for the three months ended June 30, 2010, primarily due to an increased sales volume and average selling prices. Cost of sales for the three months ended June 30, 2011 increased by $8.5 million compared to the three months ended June 30, 2010, caused by increased manufacturing costs including in material costs, labor costs, subcontractor costs and maintenance expenses.

Semiconductor Manufacturing Services. Gross margin for our Semiconductor Manufacturing Services segment decreased to 36.4% in the three months ended June 30, 2011 from 38.8% in the three months ended June 30, 2010. This decrease was primarily due to a decrease in sales volume, offset by an increase in average selling prices. Cost of sales for the three months ended June 30, 2011 decreased by $0.8 million compared to the three months ended June 30, 2010, which was primarily attributable to decreases in material costs, labor costs and overhead costs including maintenance, repair and supplies expense.

All Other. Gross margin for All other remained the same as there was no cost of sales in either period.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $17.5 million, or 8.6% of net sales, for the three months ended June 30, 2011, compared to $16.0 million, or 8.2% of net sales, for the three months ended June 30, 2010. The increase of $1.5 million, or 9.4%, was primarily attributable to a $0.7 million increase in salaries and related expenses resulting from an annual salary increase.

Research and Development Expenses. Research and development expenses were $20.6 million, or 10.1% of net sales, for the three months ended June 30, 2011, compared to $20.5 million, or 10.6% of net sales, for the three months ended June 30, 2010.

Restructuring and Impairment Charges. Restructuring and impairment charges for the three months ended June 30, 2011 were $2.5 compared to $0.3 million for the three months ended June 30, 2010. Restructuring charges of $1.6 million recorded for the three months ended June 30, 2011 were related to the closure of our research and development center in Japan. Impairment charges of $0.9 million for the three months ended June 30, 2011 consisted of $0.4 million from three abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets.

Operating Income

As a result of the foregoing, operating income decreased by $2.1 million, or 7.7%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. As discussed above, the decrease in operating income primarily resulted from a $1.5 million increase in selling, general and administrative expenses and a $2.2 million increase in restructuring and impairment charges, which were partially offset by a $1.6 million increase in gross profit.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $6.4 million during the three months ended June 30, 2011, a decrease of $0.2 million compared to $6.6 million for the three months ended June 30, 2010. Interest expense for the three months ended June 30, 2011 and 2010 was mainly incurred under our $250.0 million principal amount of senior notes issued on April 9, 2010. This decrease is attributable to the repurchase of $35.0 million out of an aggregate of $250.0 million of our senior notes on May 16, 2011.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended June 30, 2011 was $18.2 million compared to a net foreign currency loss of $48.3 million for the three months ended June 30, 2010. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,078.1:1 and 1,210.3:1 using the first base rate as of June 30, 2011 and June 30, 2010, respectively, as quoted by the Korea Exchange Bank.

Loss on early extinguishment of senior notes. On May 16, 2011, we repurchased $35.0 million out of $250.0 million aggregate principal amount of our senior notes. We recognized $4.1 million of loss on the early extinguishment of our senior notes, which consisted of $3.2 million from repurchase premium, $0.4 million from write-off of discounts, $0.2 million from write-off of debt issuance costs and $0.3 million from incurrence of direct legal and advisory service fees.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the three months ended June 30, 2011 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses.

Income tax expenses for the three months ended June 30, 2011 were $2.0 million compared to $2.7 million for the three months ended June 30, 2010. This decrease was primarily attributable to a $0.9 million decrease in current income tax expense, net incurred in various jurisdictions in which our overseas subsidiaries are located. The majority of income tax expenses for the three months ended June 30, 2011 was comprised of $1.6 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, and a $0.3 million income tax effect from the change of deferred tax assets.

Net Income

As a result of the foregoing, net income increased by $62.4 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. As discussed above, the increase primarily resulted from an increase in foreign currency gain and a decrease in income tax expenses, partially offset by a loss on early extinguishment of senior notes.

Results of Operations – Comparison of Six Months Ended June 30, 2011 and 2010

The following table sets forth consolidated results of operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$391.6	100.0%	$374.2	100.0%	$17.4
Cost of sales	268.9	68.7	260.3	69.6	8.7

Gross profit	122.7	31.3	113.9	30.4	8.8

Selling, general and administrative expenses	32.9	8.4	33.9	9.1	(1.0)
Research and development expenses	39.1	10.0	41.1	11.0	(2.0)
Restructuring and impairment charges	2.5	0.6	0.6	0.2	1.9
IPO incentive	12.1	3.1	—	—	12.1

Operating income	36.1	9.2	38.3	10.2	(2.3)

Interest expense, net	(13.5)	(3.4)	(8.6)	(2.3)	(4.9)
Foreign currency gain (loss), net	39.6	10.1	(26.7)	(7.1)	66.3
Loss on early extinguishment of senior notes	(4.1)	(1.0)	—	—	(4.1)
Others	0.4	0.1	(1.0)	(0.3)	1.4

	22.4	5.7	(36.3)	(9.7)	58.6

Income before income taxes	58.4	14.9	2.1	0.6	56.4
Income tax expenses	4.3	1.1	1.7	0.5	2.6

Net income	$54.1	13.8%	$0.4	0.1%	$53.7

Net Sales

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$157.2	40.1%	$157.3	42.0%	$(0.1)
Power Solutions	44.2	11.3	21.1	5.6	23.1
Semiconductor Manufacturing Services	188.7	48.2	194.8	52.1	(6.0)
All other	1.5	0.4	1.0	0.3	0.5

	$391.6	100.0%	$374.2	100.0%	$17.4

Net sales were $391.6 million for the six months ended June 30, 2011, a $17.4 million, or 4.7%, increase, compared to $374.2 million for the six months ended June 30, 2010. This increase was primarily due to higher net sales driven by our Power Solutions segment, which was offset in part by a decrease in net sales from our Semiconductor Manufacturing Services segment.

Display Solutions. Net sales from our Display Solutions segment were $157.2 million for the six months ended June 30, 2011, a $0.1 million, or 0.1%, decrease from $157.3 million for the six months ended June 30, 2010. Average selling prices decreased for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, which was offset by an increase in sales volume.

Power Solutions. Net sales from our Power Solutions segment were $44.2 million for the six months ended June 30, 2011, a $23.1 million, or 109.5%, increase from $21.1 million for the six months ended June 30, 2010. The increase was primarily due to an increase in sales volume and an increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $188.7 million for the six months ended June 30, 2011, a $6.0 million, or 3.1%, decrease compared to net sales of $194.8 million for the six months ended June 30, 2010. This decrease was primarily due to a decrease in sales volume for certain product groups.

All Other. Net sales from All other were $1.5 million for the six months ended June 30, 2011, a $0.5 million, or 49.4%, increase compared to $1.0 million for the six months ended June 30, 2010. This increase resulted from the disposal of waste materials.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$186.8	47.7%	$199.0	53.2%	$(12.2)
Asia Pacific	116.9	29.8	101.2	27.0	15.7
Japan	31.8	8.1	23.0	6.1	8.8
North America	46.6	11.9	44.1	11.8	2.6
Europe	8.0	2.0	6.8	1.8	1.2
Africa	1.5	0.4	0.2	0.1	1.3

	$391.6	100.0%	$374.2	100.0%	$17.4

Net sales in Korea for the six months ended June 30, 2011 decreased from $199.0 million to $186.8 million compared to the six months ended June 30, 2010, or by $12.2 million, or 6.1%, primarily due to decreased demand in the market for Semiconductor Manufacturing Services products. Net sales in Asia Pacific for the six months ended June 30, 2011 increased from $101.2 million to $116.9 million compared to the six months ended June 30, 2010, or by $15.7 million, or 15.5%, primarily due to increased demand in the market for Power Solution products.

Gross Profit

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$44.5	28.3%	$36.6	23.2%	$8.0
Power Solutions	8.2	18.5	4.0	19.0	4.2
Semiconductor Manufacturing Services	68.4	36.2	72.3	37.1	(3.9)
All other	1.5	100.0	1.0	100.0	0.5

	$122.7	31.3%	$113.9	30.4%	$8.8

Total gross profit was $122.7 million for the six months ended June 30, 2011 as compared to $113.9 million for the six months ended June 30, 2010, an $8.8 million, or 7.7%, increase. Gross profit as a percentage of net sales for the six months ended June 30, 2011 was 31.3%, an increase of 0.9% from 30.4% for the six months ended June 30, 2010. This increase in gross margin was primarily attributable to an increase in average selling prices in our Power Solutions segment and our Semiconductor Manufacturing Services segment, a significant volume increase in our Power Solutions segment and an increase in other revenue. This increase was partially offset by a volume decrease in our Semiconductor Manufacturing Services segment.

Display Solutions. Gross margin for our Display Solutions segment for the six months ended June 30, 2011 increased to 28.3% compared to 23.2% for the six months ended June 30, 2010, primarily due to decreased cost of sales, which decreased by $8.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This decrease in cost of sales was mainly due to a decrease in unit cost of sales resulting from higher utilization of our manufacturing facilities and improved product mix, and a decrease in material costs and subcontractor costs, partially offset by increased depreciation costs.

Power Solutions. Gross margin for our Power Solutions segment for the six months ended June 30, 2011 decreased to 18.5% compared to 19.0% for the six months ended June 30, 2010. However, gross profit increased by $4.2 million due to increased sales volume and average selling prices. Cost of sales for the six months ended June 30, 2011 increased by $18.9 million compared to the six months ended June 30, 2010, primarily due to increased manufacturing costs including material costs, labor costs, depreciation costs, subcontractor costs and maintenance expenses due to the increased sales volume.

Semiconductor Manufacturing Services. Gross margin for our Semiconductor Manufacturing Services segment decreased to 36.2% in the six months ended June 30, 2011 from 37.1% in the six months ended June 30, 2010. This decrease was primarily due to a decrease in product sales volume, offset by an increase in average selling prices. Cost of sales for the six months ended June 30, 2011 decreased by $2.1 million compared to the six months ended June 30, 2010, which was primarily attributable to decreased overhead costs related to maintenance, repair and supplies expense, and labor costs.

All Other. Gross margin for All other remained the same as there was no cost of sales in either period.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $32.9 million, or 8.4% of net sales, for the six months ended June 30, 2011, compared to $33.9 million, or 9.1% of net sales, for the six months ended June 30, 2010. The decrease of $1.0 million, or 3.0%, was primarily attributable to a decrease in amortization expense, offset by an increase in salaries and related expenses resulting from an annual salary increase and a decrease in gain from the disposal of other assets.

Research and Development Expenses. Research and development expenses were $39.1 million, or 10.0% of net sales, for the six months ended June 30, 2011, compared to $41.1 million, or 11.0% of net sales, for the six months ended June 30, 2010. The decrease of $2.0 million, or 4.8%, was due to a decrease in amortization, partially offset by an increase in salaries and related expenses resulting from an annual salary increase and an increase in outside service fees.

Restructuring and Impairment Charges. Restructuring and impairment charges for the six months ended June 30, 2011 were $2.5 million compared to $0.6 million for the six months ended June 30, 2010. Restructuring charges of $1.6 million recorded for the six months ended June 30, 2011 were related to the closure of our research and development center in Japan. Impairment charges of $0.9 million for the six months ended June 30, 2011 consisted of $0.4 million from three abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets.

IPO Incentive. We previously stated our intention to use part of the net proceeds from the IPO to make incentive payments to all employees, excluding management. The payment of such employee incentives was contingent upon the consummation of the IPO. We paid the IPO incentives in March 2011.

Operating Income

As a result of the foregoing, operating income decreased by $2.3 million, or 5.9%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. As discussed above, the decrease in operating income primarily resulted from the payment of a $12.1 million IPO incentive, a $1.9 million increase in restructuring and impairment charges, which were partially offset by a $1.0 million decrease in selling, general and administrative expenses, a $2.0 million decrease in research and development expenses, and an $8.8 million increase in gross profit.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $13.5 million during the six months ended June 30, 2011, an increase of $4.9 million compared to $8.6 million for the six months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 was mainly incurred under our $250.0 million principal amount of senior notes issued on April 9, 2010 and interest expense for the six months ended June 30, 2010 was incurred under our $61.6 million principal amount of new term loan.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the six months ended June 30, 2011 was $39.6 million compared to a net foreign currency loss of $26.7 million for the six months ended June 30, 2010. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,078.1:1 and 1,210.3:1 using the first base rate as of June 30, 2011 and June 30, 2010, respectively, as quoted by the Korea Exchange Bank.

Loss on early extinguishment of senior notes. On May 16, 2011, we repurchased $35.0 million out of $250.0 million aggregate principal amount of our senior notes. We recognized $4.1 million of loss on early extinguishment of our senior notes, which consisted of $3.2 million from repurchase premium, $0.4 million from write-off of discounts, $0.2 million from write-off of debt issuance costs and $0.3 million from incurrence of direct legal and advisory service fees.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the six months ended June 30, 2011 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses.

Income tax expenses for the six months ended June 30, 2011 were $4.3 million compared to $1.7 million for the six months ended June 30, 2010. This increase was primarily attributable to a $1.6 million reversal of liability for an uncertain tax position recorded for the six months ended June 30, 2010 due to the lapse of the applicable statute of limitations and a $0.9 million increase of withholding taxes. The majority of income tax expenses for the six months ended June 30, 2011 was comprised of $3.1 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, and a $0.8 million income tax effect from the change of deferred tax assets.

Net Income

As a result of the foregoing, net income increased by $53.7 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. As discussed above, the increase primarily resulted from an increase in foreign currency gain and an increase in gross profit, partially offset by the payment of an IPO incentive in March 2011, a loss on early extinguishment of senior notes and an increase in interest expense.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses, (iv) restructuring and impairment charges, (v) the increase in cost of sales resulting from the fresh-start inventory accounting step-up, (vi) stock-based compensation expense, (vii) foreign currency loss (gain), net, (viii) derivative valuation loss (gain), net, (ix) one-time incentive payments in connection with our IPO and (x) loss on early extinguishment of senior notes. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

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

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In millions)
Net income (loss)	$31.6	$54.1	$(30.7)	$0.4
Adjustments:
Depreciation and amortization	15.4	29.3	14.5	30.0
Interest expense, net	6.4	13.5	6.6	8.6
Income tax expenses	2.0	4.3	2.7	1.7
Restructuring and impairment charges(a)	2.5	2.5	0.3	0.6
Inventory step-up(b)	—	—	—	0.9
Stock-based compensation expense(c)	0.6	1.2	1.3	2.8
Foreign currency loss (gain), net(d)	(18.2)	(39.6)	48.3	26.7
Derivative valuation loss (gain), net(e)	(0.2)	(0.4)	1.0	1.0
One-time IPO incentive(f)	—	12.1	—	—
Loss on early extinguishment of senior notes(g)	4.1	4.1	—	—

Adjusted EBITDA	$44.1	$81.3	$43.8	$72.6

(a)	This adjustment eliminates the impact of restructuring charges of $1.6 million related to the closure of our research and development center in Japan and impairment charges related to $0.4 million from three abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets for the three months ended June 30, 2011. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(c)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.

(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with our IPO.
(g)	This adjustment eliminates the impact of loss on repurchase of $35.0 million out of $250.0 million aggregate senior notes for the three months ended June 30, 2011.

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

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to cash flows from operating activities or net income (loss), as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) restructuring and impairment charges, (ii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (iii) stock-based compensation expense, (iv) amortization of intangibles, (v) foreign currency loss (gain), net, (vi) derivative valuation loss (gain), net, (vii) one-time incentive payments in connection with our IPO and (viii) loss on early extinguishment of senior notes.

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In millions)
Net income (loss)	$31.6	$54.1	$(30.7)	$0.4
Adjustments:
Restructuring and impairment charges(a)	2.5	2.5	0.3	0.6
Inventory step-up(b)	—	—	—	0.9
Stock-based compensation expense(c)	0.6	1.2	1.3	2.8
Amortization of intangibles(d)	2.1	4.1	5.7	13.4
Foreign currency loss (gain), net(e)	(18.2)	(39.6)	48.3	26.7
Derivative valuation loss (gain), net(f)	(0.2)	(0.4)	1.0	1.0
One-time IPO incentive(g)	—	12.1	—	—
Loss on early extinguishment of senior notes(h)	4.1	4.1	—	—

Adjusted Net Income	$22.5	$38.2	$25.7	$45.7

(a)	This adjustment eliminates the impact of restructuring charges of $1.6 million related to the closure of our research and development center in Japan and impairment charges related to $0.4 million from three abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets for the three months ended June 30, 2011. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(c)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash stock-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(d)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the acquisition of our business from Hynix Semiconductor, Inc., or Hynix, in October 2004, which we refer to as the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(e)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(f)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(g)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with our IPO.
(h)	This adjustment eliminates the impact of loss on repurchase of $35.0 million out of $250.0 million aggregate senior notes for the three months ended June 30, 2011.

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

Our principal sources of liquidity are our cash and cash equivalents, our cash flows from operations and our financing activities, including $11.4 million of net proceeds from the IPO completed in March 2011. Although we currently anticipate that these sources of liquidity will continue to be sufficient to meet our cash needs for the next twelve months and foreseeable future, we may from time to time in the future require or choose to obtain additional financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. As of June 30, 2011, our cash and cash equivalents balance was $177.8 million, a $5.6 million increase, compared to $172.2 million as of December 31, 2010. The increase resulted from $67.5 million of cash inflow provided by operating activities, which was offset by $28.1 million cash outflow used in investing activities and $32.5 million of cash outflow used by financing activities including $38.2 million repurchase of senior notes.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $67.5 million for the six months ended June 30, 2011, compared to $50.9 million of cash provided by operating activities in the six months ended June 30, 2010. The increase was primarily attributable to an increase in gross profit of $8.8 million resulting from higher net sales. The net operating cash inflow for the six months ended June 30, 2011 reflects our net income of $54.1 million and non-cash adjustments of $3.0 million which mainly consisted of gain on foreign currency translation and depreciation and amortization, and a decrease in net operating assets of $10.4 million.

Our working capital balance as of June 30, 2011 was $262.9 million compared to $273.6 million as of December 31, 2010. The $10.7 million decrease was primarily attributable to a $15.6 million increase in accounts payable, an $8.5 million increase in other accounts payable and a $9.1 million increase in accrued expenses, which was partially offset by a $5.6 million increase in cash and cash equivalents provided by operating activities, and an $18.4 million increase in inventories.

Cash Flows from Investing Activities

Cash flow used in investing activities totaled $28.1 million in the six months ended June 30, 2011, compared to $20.2 million of cash flow used in investing activities in the six months ended June 30, 2010. The increase was primarily due to an increase in capital expenditures of $6.4 million.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $32.5 million for the six months ended June 30, 2011, compared to $45.9 million of cash inflow provided by financing activities in the six months ended June 30, 2010. In March 2011, we completed the IPO in which an aggregate amount of $133.0 million of our equity securities were sold. Net proceeds from new shares of common stock issued by us from the IPO were $8.8 million, after deducting $3.6 million of IPO expenses paid for the three months ended March 31, 2011 and $0.9 million of underwriters’ discounts and commissions. In May 2011, we repurchased $38.2 million including repurchase premium of $3.2 million in order to repurchase $35.0 million out of $250.0 million aggregate senior notes.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the six months ended June 30, 2011, capital expenditures were $27.2 million, a $6.4 million, or 31.3%, increase from $20.8 million in the six months ended June 30, 2010. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

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

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
	(In millions)
Senior notes(1)	$373.0	$11.3	$22.6	$22.6	$22.6	$22.6	$271.4
Capital lease(2)	6.6	3.3	3.4	—	—	—	—
Operating lease(2)	52.3	3.8	4.3	2.2	2.0	2.0	37.9
Others(3)	7.5	2.7	4.5	0.3	—	—	—

(1)	Interest payments as well as $215.0 million aggregate principal amount exclusive of $35.0 million repurchased in May 2011 out of $250.0 million senior notes issued in April 2010, which bear interest at a rate of 10.500% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,078.1:1.
(3)	Includes license agreements and other contractual obligations.

The indenture relating to our $215.0 million senior notes contains covenants that limit our ability and the ability of our restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem our capital stock or equity interests of our restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment, sinking fund payment or maturity, any subordinated indebtedness; (iii) make certain investments, including capital expenditures; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness or related guarantee; (vi) merge with or into or sell all or substantially all of our assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity, to make loans to us or other restricted subsidiaries or to transfer assets to us or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

We lease equipment for manufacturing and research and development purposes. These leases are accounted for as capital leases as the ownership of the equipment will be transferred to us upon expiration of the lease terms or we have bargain purchase options at the end of the lease terms.

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.3 million as of June 30, 2011. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

Recent Accounting Pronouncements

In May, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2011 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $4.2 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at June 30, 2011 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.4 million in our U.S. dollar cash balance.

Interest Rate Exposures

On April 9, 2010, we completed the sale of $250.0 million in aggregate principal amount of our senior notes. The $61.6 million of total outstanding borrowings under our term loan was repaid on the same date and we repaid $35.0 million of the senior notes on May 16, 2011. Our $250.0 million senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at June 30, 2011, we estimate that the fair value of this fixed rate note would decrease by $10.5 million and we would have additional interest expense costs over the market rate of $1.0 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at June 30, 2011, we estimate that the fair value of this fixed rate note would increase by $11.2 million and we would have a reduction in interest expense costs over the market rate of $1.2 million (on a 360-day basis).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2011 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. Net sales to our ten largest customers represented 61%, 63%, 66% and 69% of our net sales for the six months ended June 30, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009, respectively. LG Display represented 15% and 16% of our net sales and a substantial portion of the net sales generated by our top ten customers for the six months ended June 30, 2011 and the year ended December 31, 2010. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business

The average selling prices of our semiconductor products have at times declined rapidly and will likely do so in the future, which could harm our revenue and gross profit.

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

As of June 30, 2011, 2,211 employees, or approximately 65.7% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

In April 2010, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth, or the Enforcement Decree, became effective. Businesses that exceed 25,000 tons of greenhouse gas emissions and 100 terajoules of energy consumption for the prior three years will be subject to regulation and will be required to submit plans to reduce greenhouse emissions and energy consumption as well as performance reports and will be subject to government requirements to take further action. Our Korean subsidiary meets the thresholds under the Enforcement Decree and was designated as a regulated business on September 28, 2010. Our Korean subsidiary will have until September 2011 and December 2011 to cooperate and negotiate with Korean governmental authorities to set reduction targets and draft an implementation plan, respectively. If the ultimate implementation plan agreed upon with Korean governmental authorities requires us to reduce our emissions or energy consumption, we could be subject to additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, that could adversely affect our financial position and results of operations

We will likely need additional capital in the future, and such capital may not be available on acceptable terms or at all, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2011, our total indebtedness was $212.4 million. Our substantial debt could have important consequences, including:

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From April 4, 2005 through June 30, 2011, we recognized aggregate restructuring and impairment charges of $68.3 million, which consisted of $61.1 million of impairment charges and $7.2 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Based upon the number of shares of common stock outstanding as of June 30, 2011 and with respect to greater than 5% stockholders, publicly available information or information provided to us by them, our executive officers, directors and greater than 5% stockholders collectively beneficially owned approximately 63.6% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 64.5% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of June 30, 2011. In addition, Avenue currently has three designees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. In this quarterly report, we refer to funds affiliated with Avenue Capital Management II, L.P. collectively as “Avenue.”

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

As of June 30, 2011, Avenue beneficially owned approximately 20,789,539 shares, or 52.1%, of our outstanding common stock. Accordingly, Avenue will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Because of the equity ownership of Avenue, we will be considered a “controlled company” for purposes of the NYSE listing requirements. As such, we will be exempt from the NYSE corporate governance requirements that our board of directors meet the standards of independence established by those corporate governance requirements and exempt from the requirements that we have separate Compensation and Nominating and Corporate Governance Committees made up entirely of directors who meet such independence standards. Although we do not intend to rely upon the exemption available for controlled companies, we may choose to utilize the exemption at any time that we remain a controlled company. The NYSE independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest with management that could influence their actions as directors. It is possible that the interests of Avenue may in some circumstances conflict with our interests and the interests of our other stockholders

The future sale of significant amounts of our common stock may negatively affect our stock price, even if our business is doing well.

Sales of substantial amounts of shares of our common stock in the public market, or the prospect of such sales, could adversely affect the market price of our common stock. As of June 30, 2011, we had 39,357,471 shares of common stock outstanding. All of the shares outstanding prior to our initial public offering are subject to lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of the completion of the initial public offering without the prior written consent of Barclays Capital Inc. and Deutsche Bank Securities Inc. (or other agreements which impose similar restrictions); provided, that these agreements do not restrict the ability of the stockholders party to the registration rights agreement to cause a resale registration statement to be filed in accordance with their demand registration rights. After the 180-day period, all currently outstanding shares will be eligible for sale from time to time in the future under Rule 144, Rule 701 or Section 4(1) of the Securities Act with respect to shares initially issued under Section 1145 of the U.S. Bankruptcy Code and not held by our affiliates.

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

The Sarbanes-Oxley Act, as well as rules promulgated by the SEC and the NYSE, requires us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations increase our legal and financial compliance costs and make certain compliance and reporting activities more time-consuming. We also expect it to be more difficult and more expensive for us to obtain and maintain director and officer liability insurance, which may cause us to accept reduced policy limits and reduced coverage or to incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur, but these additional costs and demands on management time and attention may harm our business and results of operations.

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

Item 6.	Exhibits.

Exhibit Number	Description

10.54*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and as amended on February 15, 2010.

10.61(1)	Securities Purchase Agreement, dated as of May 11, 2011 by and among MagnaChip Semiconductor S.A. and the selling securityholders named on the signature pages thereto.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

(1)	Incorporated by reference to the respective exhibit to our Current Report on Form 8-K filed on May 16, 2011.
*	Management contract, compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

Dated: August 5, 2011	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: August 5, 2011	By:	/s/ Margaret Sakai
Margaret Sakai
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.54*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and as amended on February 15, 2010.

10.61(1)	Securities Purchase Agreement, dated as of May 11, 2011 by and among MagnaChip Semiconductor S.A. and the selling securityholders named on the signature pages thereto.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

(1)	Incorporated by reference to the respective exhibit to our Current Report on Form 8-K filed on May 16, 2011.
*	Management contract, compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.