Form 10-Q
period 2011-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2011-11-04
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, the registrant had 39,363,517 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2011 and 2010	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	8

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

PART II OTHER INFORMATION		56

Item 1A.	Risk Factors	56

Item 6.	Exhibits	71

SIGNATURES		72

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

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$159,468	$172,172
Restricted cash	9,210	—
Accounts receivable, net	124,150	119,054
Inventories, net	69,817	68,435
Other receivables	1,950	2,919
Prepaid expenses	8,770	8,207
Other current assets	8,159	18,920

Total current assets	381,524	389,707

Property, plant and equipment, net	180,032	179,012
Intangible assets, net	18,565	27,538
Long-term prepaid expenses	4,759	8,235
Other non-current assets	20,986	21,252

Total assets	$605,866	$625,744

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$75,947	$58,264
Other accounts payable	12,425	14,645
Accrued expenses	37,012	32,635
Current portion of capital lease obligations	4,415	5,557
Other current liabilities	13,762	5,048

Total current liabilities	143,561	116,149

Long-term borrowings, net	201,325	246,882
Long-term obligations under capital lease	—	3,105
Accrued severance benefits, net	91,106	87,778
Other non-current liabilities	9,927	8,979

Total liabilities	445,919	462,893

Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 39,354,006 and 38,401,985 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	394	384
Additional paid-in capital	98,310	95,585
Retained earnings	70,245	72,157
Accumulated other comprehensive loss	(9,002)	(5,275)

Total stockholders’ equity	159,947	162,851

Total liabilities and stockholders’ equity	$605,866	$625,744

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net sales	$200,405	$209,448	$592,005	$583,633
Cost of sales	140,284	140,133	409,228	400,426

Gross profit	60,121	69,315	182,777	183,207

Selling, general and administrative expenses	17,881	16,202	50,740	50,074
Research and development expenses	19,003	23,119	58,115	64,193
Restructuring and impairment charges	1,621	442	4,096	1,045
Special expense for IPO incentive	—	—	12,146	—

Operating income	21,616	29,552	57,680	67,895

Other income (expenses)
Interest expense, net	(5,860)	(7,312)	(19,340)	(15,918)
Foreign currency gain (loss), net	(68,058)	41,400	(28,465)	14,743
Loss on early extinguishment of senior notes	(1,357)	—	(5,460)	—
Other	(558)	312	(189)	(690)

	(75,833)	34,400	(53,454)	(1,865)

Income (loss) before income taxes	(54,217)	63,952	4,226	66,030

Income tax expense	1,793	2,457	6,138	4,181

Net income (loss)	$(56,010)	$61,495	$(1,912)	$61,849

Earnings (loss) per common share—
Basic	$(1.43)	$1.63	$(0.05)	$1.64
Diluted	$(1.43)	$1.57	$(0.05)	$1.58
Weighted average number of shares—
Basic	39,064,071	37,819,820	38,823,720	37,815,080
Diluted	39,064,071	39,200,585	38,823,720	39,113,200

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	deficit)	Income (loss)	Total
Three Months Ended September 30, 2011
Balance at July 1, 2011	39,357,471	$394	$97,987	$126,255	$(34,822)	$189,814
Forfeiture of restricted units	(3,465)	—	—	—	—	—
Stock-based compensation	—	—	323	—	—	323
Comprehensive loss:
Net loss	—	—	—	(56,010)	—	(56,010)
Fair valuation of derivatives	—	—	—	—	(16,289)	(16,289)
Reclassification to net loss from accumulated other comprehensive gain related to hedge derivatives	—	—	—	—	(1,536)	(1,536)
Foreign currency translation adjustments	—	—	—	—	43,801	43,801
Unrealized loss on investments	—	—	—	—	(156)	(156)

Total comprehensive loss						(30,190)

Balance at September 30, 2011	39,354,006	$394	$98,310	$70,245	$(9,002)	$159,947

Nine Months Ended September 30, 2011 Balance at January 1, 2011	38,401,985	$384	$95,585	$72,157	$(5,275)	$162,851
Forfeiture of restricted units	(3,465)	—	—	—	—	—
Stock-based compensation	—	—	1,140	—	—	1,140
Issuance of new stock	950,000	10	1,553	—	—	1,563
Exercise of stock options	5,486	—	32	—	—	32
Comprehensive loss:
Net loss	—	—	—	(1,912)	—	(1,912)
Fair valuation of derivatives	—	—	—	—	(10,213)	(10,213)
Reclassification to net loss from accumulated other comprehensive gain related to hedge derivatives	—	—	—	—	(11,478)	(11,478)
Foreign currency translation adjustments	—	—	—	—	18,083	18,083
Unrealized loss on investments	—	—	—	—	(119)	(119)

Total comprehensive loss						(5,639)

Balance at September 30, 2011	39,354,006	$394	$98,310	$70,245	$(9,002)	$159,947

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	deficit)	Income (loss)	Total
Three Months Ended September 30, 2010
Balance at July 1, 2010	38,404,294	$384	$94,293	$(1,609)	$8,852	$101,920
Forfeiture of restricted units	(2,310)	—	—	—	—	—
Stock-based compensation	—	—	663	—	—	663
Comprehensive income:
Net Income	—	—	—	61,495	—	61,495
Fair valuation of derivatives	—	—	—	—	8,207	8,207
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	2,374	2,374
Foreign currency translation adjustments	—	—	—	—	(27,478)	(27,478)
Unrealized loss on investments	—	—	—	—	(76)	(76)

Total comprehensive income						44,522

Balance at September 30, 2010	38,401,984	$384	$94,956	$59,886	$(8,121)	$147,105

Nine Months Ended September 30, 2010
Balance at January 1, 2010	38,385,544	$384	$223,451	$(1,963)	$(6,182)	$215,690
Forfeiture of restricted units	(2,310)	—	—	—	—	—
Stock-based compensation	18,750	—	2,202	—	—	2,202
Distribution to stockholders	—	—	(130,697)	—	—	(130,697)
Comprehensive income:
Net income	—	—	—	61,849	—	61,849
Fair valuation of derivatives	—	—	—	—	2,805	2,805
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	4,252	4,252
Foreign currency translation adjustments	—	—	—	—	(9,056)	(9,056)
Unrealized gains on investments	—	—	—	—	60	60

Total comprehensive income						59,910

Balance at September 30, 2010	38,401,984	$384	$94,956	$59,886	$(8,121)	$147,105

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net income (loss)	$(1,912)	$61,849
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	42,368	44,332
Provision for severance benefits	13,137	15,123
Amortization of debt issuance costs and original issue discount	728	687
Loss (gain) on foreign currency translation, net	33,220	(16,704)
Gain on disposal of property, plant and equipment, net	(15)	(7)
Loss on disposal of intangible assets, net	17	9
Restructuring and impairment charges	4,096	1,045
Stock-based compensation	1,798	4,072
Cash used for reorganization items	—	1,573
Loss on early extinguishment of senior notes	5,460	—
Other	651	951
Changes in operating assets and liabilities
Accounts receivable	(4,400)	(61,771)
Inventories	(4,400)	193
Other receivables	836	(1,229)
Other current assets	(3,196)	(221)
Deferred tax assets	1,483	1,133
Accounts payable	15,072	10,400
Other accounts payable	7,157	6,332
Accrued expenses	(18,278)	22,094
Other current liabilities	(1,209)	516
Payment of severance benefits	(6,549)	(4,707)
Other non-current liabilities	141	(2,470)

Net cash provided by operating activities before reorganization items	86,205	83,200

Cash used for reorganization items	—	(1,573)

Net cash provided by operating activities	86,205	81,627

Cash flows from investing activities
Increase in restricted cash	(9,711)	—
Proceeds from disposal of plant, property and equipment	29	10
Purchase of plant, property and equipment	(42,945)	(29,739)
Payment for intellectual property registration	(521)	(437)
Decrease in short-term financial instruments	—	329
Collection of guarantee deposits	984	1,011
Payment of guarantee deposits	(2,489)	(794)
Other	(625)	(13)

Net cash used in investing activities	(55,278)	(29,633)

Cash flows from financing activities
Proceeds from issuance of common stock	8,835	—
Proceeds from issuance of senior notes	—	246,685
Debt issuance costs paid	—	(8,313)
Distribution to stockholders	—	(130,697)
Repayment of long-term borrowings	—	(61,750)
Repurchase of senior notes	(50,307)	—
Repayment of obligations under capital lease	(4,831)	(1,812)

Net cash provided by (used in) financing activities	(46,303)	44,113
Effect of exchange rates on cash and cash equivalents	2,672	397

Net increase (decrease) in cash and cash equivalents	(12,704)	96,504

Cash and cash equivalents
Beginning of the period	172,172	64,925

End of the period	$159,468	$161,429

Supplemental cash flow information
Cash paid for interest	$14,004	$3,499

Cash paid for income taxes	$1,776	$(290)

Noncash transactions
Deferred offering costs reclassified as reduction of additional paid-in capital	$7,236	$—
Assets acquired under capital lease obligations	$—	$10,673

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include all adjustments consisting only of normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In May, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not expect adoption of this ASU to have a material impact on our results of operations, financial position or cash flow.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

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

4. Inventories

Inventories as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
Finished goods	$10,071	$13,529
Semi-finished goods and work-in-process	46,589	50,542
Raw materials	14,299	9,762
Materials in-transit	905	1,643
Less: inventory reserve	(2,047)	(7,041)

Inventories, net	$69,817	$68,435

5. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2011 and December 31, 2010 comprise the following:

	September 30, 2011	December 31, 2010
Buildings and related structures	$71,398	$73,945
Machinery and equipment	140,800	112,398
Vehicles and others	10,603	8,007
Equipment under capital lease	11,085	11,457

	233,886	205,807
Less: accumulated depreciation	(71,320)	(41,440)
accumulated depreciation on equipment under capital lease	(2,232)	(836)
Land	15,575	15,481
Construction in progress	4,123	—

Property, plant and equipment, net	$180,032	$179,012

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Prior to July 1, 2011, the Company depreciated machinery and measurement equipment using the straight-line method over 5 to 10 years. However, based on an evaluation of the appropriateness of depreciable lives including a review of historical usage and a change in its strategic business plan, the Company determined that machinery and measurement equipment have a longer life than previously estimated. As a result, the Company changed the estimate of depreciable lives for machinery and measurement equipment to 10 to 12 years. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with ASC 250-10-45, “Accounting Changes and Error Corrections,” the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2011. As a result of the change in the estimated life of machinery and measurement equipment, cost of sales was $1.6 million lower, net income was $1.8 million higher and net income per diluted share was $0.05 higher for the three and nine months ended September 30, 2011.

6. Intangible Assets

Intangible assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Technology	$20,657	$19,969
Customer relationships	26,182	27,115
Intellectual property assets	5,747	5,444
In-process research and development	—	3,418
Less: accumulated amortization	(34,021)	(28,408)

Intangible assets, net	$18,565	$27,538

7. Derivative Financial Instruments

The Company’s Korean subsidiary entered into option, forward and zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of September 30, 2011 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
August 12, 2010	Zero cost collar	$54,000	October to December 2011
January 17, 2011	Zero cost collar	60,000	January to June 2012
March 16, 2011	Zero cost collar	24,000	January to March 2012
August 2, 2011	Zero cost collar	24,000	April to June 2012
August 8, 2011	Forward	54,000	July to September 2012
August 19, 2011	Forward	54,000	October to December 2012

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The fair values of the Company’s outstanding option, forward and zero cost collar contracts recorded as assets and liabilities as of September 30, 2011 and December 31, 2010 are as follows:

Derivatives designated as hedging instruments:		September 30, 2011	December 31, 2010
Asset Derivatives:
Options	Other current assets	$—	$104
Forward	Other current assets	$—	$6,674
Zero cost collars	Other current assets	$—	$1,544
Liabilities Derivatives:
Forward	Other current liabilities	$3,965	$—
Forward	Other non current liabilities	$3,952	$—
Zero cost collars	Other current liabilities	$5,355	$—

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward	(8,044)	Net sales	—	Other income (expenses) — Others	171
Zero cost collars	(8,245)	Net sales	1,536	Other income (expenses) — Others	(729)

Total	$(16,289)		$1,536		$(558)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Gain Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(24)	Net sales	$(230)	Other income (expenses) — Others	$—
Forward	7,108	Net sales	(2,144)	Other income (expenses) — Others	281
Zero cost collars	1,123	Net sales	—	Other income (expenses) — Others	31

Total	$8,207		$(2,374)		$312

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(85)	Net sales	$(829)	Other income (expenses) — Others	$(18)
Forward	(5,337)	Net sales	10,771	Other income (expenses) — Others	435
Zero cost collars	(4,791)	Net sales	1,536	Other income (expenses) — Others	(614)

Total	$(10,213)		$11,478		$(197)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Options	$(1,345)	Net sales	$(413)	Other income (expenses) — Others	$(62)
Forward	3,027	Net sales	(3,839)	Other income (expenses) — Others	(663)
Zero cost collars	1,123	Net sales	—	Other income (expenses) — Others	31

Total	$2,805		$(4,252)		$(694)

The estimated net loss as of September 30, 2011 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $9,440 thousand.

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

In addition, the Company is required to deposit cash collateral with Goldman Sachs International Bank (“GS”), the counterparty to the forward and zero cost collar contracts, for any exposure in excess of $5 million. As of September 30, 2011, the Company has transferred $9.2 million of cash collateral to GS for the purpose of credit support to the counterparty. This cash collateral is changed depending on derivative market exposures. GS is required to return the cash collateral to the Company when the derivative market exposures decreases. Under this circumstance, the Company recorded the balance of $9.2 million as restricted cash in the balance sheet as of September 30, 2011.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

8. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of September 30, 2011, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	548	548	548	—	—
Liabilities:
Current derivative liabilities	$9,320	$9,320	$—	$9,320	$—
Non current derivative liabilities	$3,952	$3,952	$—	$3,952	$—

9. Long-Term Borrowings

Long-term borrowings as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
10.500% senior notes due April 2018	203,691	250,000
Discount on 10.500% senior notes due April 2018	(2,366)	(3,118)

Long-term borrowings, net of unamortized discount	$201,325	$246,882

On May 16, 2011, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35.0 million out of $250.0 million aggregate principal amount of the Company’s 10.500% senior notes due April 15, 2018 at a price of 109.0% from funds affiliated with Avenue Capital Management II, L.P.

On September 19, 2011, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, additionally repurchased $11.3 million out of the Company’s $215.0 million aggregate principal amount of 10.500% senior notes due April 15, 2018 at a price of 107.5% from unrelated note holders in the open market.

In connection with the repurchases of the Company’s senior notes, the Company recognized $5,460 thousand of loss on early extinguishment of senior notes, which consisted of $3,998 thousand from repurchase premium, $554 thousand from write-off of discounts, $609 thousand from write-off of debt issuance costs and $299 thousand from incurrence of direct legal and advisory service fees.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

Payable during	Capital Lease
Remainder of 2011	$1,494
2012	3,094
2013	26

Total future minimum lease payments	4,614
Less: Amount representing interest (a)	(199)

Present value of net minimum lease payments	4,415
Less: Current portion of capital lease obligations	(4,415)

Long-term obligations under capital lease	—

(a)	The lessor’s implicit rate at lease inception was applied.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

11. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. (Korea). Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2011, 98.3% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011		September 30, 2010
Beginning balance	$98,647	$88,973	$77,538	$73,646
Provisions	4,741	13,137	5,743	15,123
Severance payments	(2,804)	(6,549)	(1,947)	(4,707)
Translation adjustments	(8,370)	(3,347)	4,802	2,074

	92,214	92,214	86,136	86,136
Less: Cumulative contributions to the National Pension Fund	(414)	(414)	(487)	(487)
Group Severance insurance plan	(694)	(694)	(706)	(706)

Accrued severance benefits, net	$91,106	$91,106	$84,943	$84,943

The severance benefits are funded approximately 1.20% and 1.48% as of September 30, 2011 and 2010, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2011	$—
2012	154
2013	—
2014	311
2015	337
2016	1,167
2017 – 2021	12,982

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

12. Restructuring and Impairment Charges

2011 Restructuring and Impairment Charge

The Company recognized $1,610 and $2,409 thousand of impairment charges for the three and nine months ended September 30, 2011 from nine and twelve abandoned in-process research and development projects and one abandoned system project. The Company recognized $90 thousand of impairment charges for the nine months ended September 30, 2011 from impairment of tangible and intangible assets caused by the closure of the Company’s research and development center in Japan.

The Company recognized $11 and $1,597 thousand of restructuring charges for the three and nine months ended September 30, 2011, which were incurred by the closure of the Company’s research and development center in Japan and sales subsidiary in U.K.

2010 Restructuring and Impairment Charges

The Company recognized $442 thousand of impairment charges for the three months ended September 30, 2010, which consists of $391 thousand from in-process research and development annual impairment test performed on September 30, 2010 and $51 thousand from one abandoned in-process research and development project. The Company recognized $1,045 thousand of impairment charges for the nine months ended September 30, 2010, which consists of $391 thousand from in-process research and development annual impairment test and $654 thousand from five abandoned in-process research and development projects.

13. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances.

14. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The predecessor entity to MagnaChip Semiconductor Corporation (the “Parent”) was a non-taxable partnership entity until its conversion to a Delaware corporation on March 10, 2011.

MagnaChip Semiconductor Ltd. (Korea) is the principal operating entity within the consolidated Company. For the three and nine months ended September 30, 2011 and 2010, no income tax expense for MagnaChip Semiconductor, Ltd. (Korea) was recorded due to net operating loss carry-forwards that were available to offset taxable income. The net deferred tax assets of MagnaChip Semiconductor Ltd., which include net operating carry-forwards, have a valuation allowance against them at September 30, 2011. The Company assesses whether it is more likely than not that the deferred tax assets existing at the period-end will be realized in future periods. In such assessment, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.

Income tax expense recorded for the nine month period ended September 30, 2011 principally relates to withholding taxes of $4.5 million mostly accrued on intercompany interest payments, income tax effect of $1.0 million resulting from the change of deferred tax assets and a $0.5 million increase in liability related to uncertain tax positions.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Three Months Ended
	September 30, 2011	September 30, 2010
Net Sales
Display Solutions	$91,767	$77,989
Semiconductor Manufacturing Services	81,571	113,171
Power Solutions	26,358	17,801
All other	709	487

Total segment net sales	$200,405	$209,448

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net Sales
Display Solutions	$248,950	$235,303
Semiconductor Manufacturing Services	270,295	307,936
Power Solutions	70,509	38,875
All other	2,251	1,519

Total segment net sales	$592,005	$583,633

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	September 30, 2011	September 30, 2010
Korea	$106,698	$98,614
Asia Pacific	52,922	62,279
Japan	17,123	18,885
North America	19,367	24,719
Europe	3,353	4,040
Africa	942	911

Total	$200,405	$209,448

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Korea	$293,509	$297,584
Asia Pacific	169,802	163,440
Japan	48,913	41,876
North America	66,004	68,785
Europe	11,349	10,819
Africa	2,428	1,129

Total	$592,005	$583,633

Net sales from the Company’s top ten largest customers accounted for 61.7 % and 62.9% for the three months ended September 30, 2011 and 2010, respectively, and 61.4% and 63.8% for the nine months ended September 30, 2011 and 2010, respectively.

The Company recorded $ 29,478 thousand and $28,976 thousand of sales to one customer within its Display Solutions segment, which represents greater than 10% of net sales, for the three months ended September 30, 2011 and 2010, respectively, and $87,586 thousand and $99,869 thousand for the nine months ended September 30, 2011 and 2010, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of September 30, 2011.

16. Earnings Per Share

The following table illustrates the computation of basic and diluted earnings per common share:

	Three Months Ended
	September 30, 2011	September 30, 2010
Net income (loss)	$(56,010)	$61,495
Weighted average common stock outstanding—
Basic	39,064,071	37,819,820
Diluted	39,064,071	39,200,585
Earnings per share—
Basic	$(1.43)	$1.63
Diluted	$(1.43)	$1.57

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net income (loss)	$(1,912)	$61,849
Weighted average common stock outstanding—
Basic	38,823,720	37,815,080
Diluted	38,823,720	39,113,200
Earnings per share—
Basic	$(0.05)	$1.64
Diluted	$(0.05)	$1.58

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Options	213,250	114,250
Warrants	1,875,018	1,875,017

17. Condensed Consolidating Financial Information

The $203.7 million senior notes outstanding as of September 30, 2011 are fully and unconditionally, jointly and severally, guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited.

The senior notes are structurally subordinated to the creditors of the Company’s principal manufacturing and selling subsidiary, MagnaChip Semiconductor, Ltd. (Korea), which accounts for substantially all of the Company’s net sales and assets.

Below are condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three months and nine months ended September 30, 2011 and 2010 and condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor Corporation, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

September 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,408	$25,688	$121,344	$11,028	$—	$159,468
Restricted cash	—	—	9,210	—	—	9,210
Accounts receivable, net	—	—	125,232	25,216	(26,298)	124,150
Inventories, net	—	—	69,789	186	(158)	69,817
Other receivables	12	—	11,829	206	(10,097)	1,950
Prepaid expenses	91	3	11,067	506	(2,897)	8,770
Other current assets	37,204	172,402	5,360	148,518	(355,325)	8,159

Total current assets	38,715	198,093	353,831	185,660	(394,775)	381,524

Property, plant and equipment, net	—	—	179,759	273	—	180,032
Intangible assets, net	—	—	18,177	388	—	18,565
Long-term prepaid expenses	—	—	11,601	127	(6,969)	4,759
Investment in subsidiaries	(572,443)	(673,869)	—	(492,977)	1,739,289	—
Long-term intercompany loan	697,125	840,410	—	664,868	(2,202,403)	—
Other non-current assets	(900)	6,679	8,055	7,152	—	20,986

Total Assets	$162,497	$371,313	$571,423	$365,491	$(864,858)	$605,866

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$100,557	$1,602	$(26,212)	$75,947
Other accounts payable	1,334	560	11,371	9,257	(10,097)	12,425
Accrued expenses	691	44,045	172,749	174,938	(355,411)	37,012
Current portion of capital lease obligations	—	—	4,134	281	—	4,415
Other current liabilities	(2,093)	—	12,895	5,858	(2,898)	13,762

Total current liabilities	(68)	44,605	301,706	191,936	(394,618)	143,561

Long-term borrowings, net	—	898,450	664,868	840,415	(2,202,403)	201,325
Accrued severance benefits, net	—	—	89,613	1,493	—	91,106
Other non-current liabilities	2,618	—	8,134	6,145	(6,970)	9,927

Total liabilities	2,550	943,055	1,064,321	1,039,984	(2,603,991)	445,919

Stockholders’ equity
Common stock	394	136,229	39,005	51,976	(227,210)	394
Additional paid-in capital	98,310	(733,291)	(536,944)	(731,303)	2,001,538	98,310
Retained earnings	70,245	34,322	18,412	13,879	(66,613)	70,245
Accumulated other comprehensive loss	(9,002)	(9,002)	(13,391)	(9,045)	31,418	(9,002)

Total stockholders’ equity	159,947	(571,742)	(492,898)	(674,493)	1,739,133	159,947

Total liabilities and stockholders’ equity	$162,497	$371,313	$571,423	$365,491	$(864,858)	$605,866

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$200,405	$6,692	$(6,692)	$200,405
Cost of sales	—	—	140,291	780	(787)	140,284

Gross profit	—	—	60,114	5,912	(5,905)	60,121

Selling, general and administrative expenses	354	24	17,946	3,144	(3,587)	17,881
Research and development expenses	—	—	19,846	1,470	(2,313)	19,003
Restructuring and impairment charges	—	—	1,610	11	—	1,621

Operating income (loss)	(354)	(24)	20,712	1,287	(5)	21,616

Other income (expense)	—	(3,774)	(82,121)	10,062	—	(75,833)

Income (loss) before income taxes, equity in loss of related equity investment	(354)	(3,798)	(61,409)	11,349	(5)	(54,217)

Income tax expenses (benefits)	(1,456)	—	(661)	3,910	—	1,793

Income (loss) before equity in loss of related investment	1,102	(3,798)	(60,748)	7,439	(5)	(56,010)

Equity in loss of related investment	(57,112)	(53,031)	—	(60,753)	170,896	—

Net loss	$(56,010)	$(56,829)	$(60,748)	$(53,314)	$170,891	$(56,010)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$591,967	$19,439	$(19,401)	$592,005
Cost of sales	—	—	409,250	1,392	(1,414)	409,228

Gross profit	—	—	182,717	18,047	(17,987)	182,777

Selling, general and administrative expenses	1,650	610	49,740	9,731	(10,991)	50,740
Research and development expenses	—	—	60,538	4,561	(6,984)	58,115
Restructuring and impairment charges	—	—	2,409	1,687	—	4,096
Special expense for IPO incentive	—	—	11,355	791	—	12,146

Operating income (loss)	(1,650)	(610)	58,675	1,277	(12)	57,680

Other income (expense)	1	28,262	(71,531)	(10,186)	—	(53,454)

Income (loss) before income taxes, equity in loss of related equity investment	(1,649)	27,652	(12,856)	(8,909)	(12)	4,226

Income tax expenses (benefits)	(1,474)	—	532	7,080	—	6,138

Income (loss) before equity in loss of related investment	(175)	27,652	(13,388)	(15,989)	(12)	(1,912)

Equity in loss of related investment	(1,737)	(29,153)	—	(13,400)	44,290	—

Net loss	$(1,912)	$(1,501)	$(13,388)	$(29,389)	$44,278	$(1,912)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2010

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2010

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net loss	$(1,912)	$(1,501)	$(13,388)	$(29,389)	$44,278	$(1,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	42,161	207	—	42,368
Provision for severance benefits	—	—	12,959	178	—	13,137
Amortization of debt issuance costs and original issue discount	—	728	—	—	—	728
Loss (gain) on foreign currency translation, net	—	(3,696)	31,387	5,529	—	33,220
Gain on disposal of property, plant and equipment, net	—	—	(15)	—	—	(15)
Loss on disposal of intangible assets, net	—	—	17	—	—	17
Restructuring and Impairment charges	—	—	2,410	1,687	(1)	4,096
Stock-based compensation	178	—	1,442	470	(292)	1,798
Equity in loss of related investment	1,737	29,153	—	13,400	(44,290)	—
Other	(1,474)	5,461	1,133	1,845	(854)	6,111
Changes in operating assets and liabilities
Accounts receivable, net	—	—	35,467	35,630	(75,497)	(4,400)
Inventories, net	—	—	(4,413)	—	13	(4,400)
Other receivables	706	718	11,349	2,563	(14,500)	836
Other current assets	194	(48,027)	(1,977)	(41,859)	88,473	(3,196)
Deferred tax assets	—	—	—	1,051	432	1,483
Accounts payable	—	—	(19,617)	(40,821)	75,510	15,072
Other accounts payable	(7,041)	(8,555)	4,966	3,287	14,500	7,157
Accrued expenses	106	3,987	18,065	48,050	(88,486)	(18,278)
Other current liabilities	—	—	(252)	(957)	—	(1,209)
Long term other payable	—	—	—	100	448	548
Payment of severance benefits	—	—	(6,510)	(39)	—	(6,549)
Other	—	—	2,681	(3,088)	—	(407)

Net cash provided by (used in) operating activities	(7,506)	(21,732)	117,865	(2,156)	(266)	86,205

Cash flows from investing activities
Increase in restricted cash	—	—	(9,711)	—	—	(9,711)
Decrease in short-term loans	—	51,132	19	38,452	(89,828)	(225)
Proceeds from disposal of plant, property and equipment	—	—	29	—	—	29
Purchases of plant, property and equipment	—	—	(42,911)	(34)	—	(42,945)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Payment for intellectual property registration	—	—	(521)	—	—	(521)
Collection of guarantee deposits	—	—	979	5	—	984
Payment of guarantee deposits	—	—	(2,479)	(10)	—	(2,489)
Other	—	—	(400)	—	—	(400)

Net cash provided by (used in) investing activities	—	51,132	(54,995)	38,413	(89,828)	(55,278)

Cash flow from financing activities
Proceeds from issuance of common stock	8,835	—	—	—	—	8,835
Repayment of long-term borrowings	—	(50,307)	(53,331)	(38,466)	91,797	(50,307)
Repayment of obligations under capital lease	—	—	(4,607)	(224)	—	(4,831)

Net cash provided by (used in) financing activities	8,835	(50,307)	(57,938)	(38,690)	91,797	(46,303)

Effect of exchange rates on cash and cash equivalents	—	—	4,042	333	(1,703)	2,672

Net increase (decrease) in cash and cash equivalents	1,329	(20,907)	8,974	(2,100)	—	(12,704)

Cash and cash equivalents
Beginning of the period	79	46,595	112,370	13,128	—	172,172

End of the period	$1,408	$25,688	$121,344	$11,028	$—	$159,468

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2010

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 2,868 novel registered patents and 560 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

In March 2011, we completed an initial public offering, our IPO, of 9,500,000 shares of common stock, and we listed on the NYSE. All shares were sold in the form of depositary shares and each depositary share represented an ownership interest in one share of common stock. Of the 9,500,000 shares, 950,000 shares were newly issued by us and 8,550,000 shares were sold by selling stockholders. All outstanding depositary shares were automatically cancelled on April 24, 2011 and the underlying shares of common stock were issued to the holders of such cancelled depositary shares. We received $12.4 million of net proceeds from the issuance of the new shares of common stock after deducting underwriters’ discounts and commissions, and we did not receive any proceeds from the sale of shares of common stock offered by the selling stockholders. We incurred $10.8 million of IPO expenses that were recorded as a decrease of additional paid-in capital in our consolidated balance sheets.

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

On May 16, 2011, two of our wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35.0 million out of $250.0 million aggregate principal amount of our senior notes then outstanding at a price of 109.0% from funds affiliated with Avenue Capital Management II, L.P. In connection with the May 2011 repurchase of the senior notes, the Company recognized $4.1 million of loss on early extinguishment of senior notes, which consisted of $3.2 million from repurchase premium, $0.4 million from write-off of discounts, $0.2 million from write-off of debt issuance costs and $0.3 million from incurrence of direct legal and advisory service fees. On September 19, 2011, two our wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $11.3 million out of $215 million aggregate principal amount of our senior notes then outstanding at a price of 107.5%. In connection with the September 2011 repurchase of the senior notes, we recognized $1.4 million of loss on early extinguishment of senior notes, which consisted of $0.9 million from repurchase premium, $0.1 million from write-off of discounts, $0.4 million from write-off of debt issuance costs.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 42.1% and 40.3% of our net sales for the nine months ended September 30, 2011 and 2010, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 11.9% and 6.7% of our net sales for the nine months ended September 30, 2011 and 2010, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 255 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 45.7% and 52.8% of our net sales for the nine months ended September 30, 2011 and 2010, respectively.

Factors Affecting Our Results of Operations

Net Sales. We derive a majority of our sales (net of sales returns and allowances) from three reportable segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Hong Kong, Japan, Korea, Taiwan, China and the United States.

Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of rental income.

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2011 and 2010, we sold products to over 214 and 420 customers, respectively, and our net sales to our ten largest customers represented 61% and 64% of our net sales. We have a combined production capacity of over 136,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2011, approximately 98.3% of our employees were eligible for severance benefits.

Depreciation Expense. We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. At September 30, 2011, we depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to five to twelve years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying values of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.

Prior to July 1, 2011, we depreciated machinery and measurement equipment using the straight-line method over 5 to 10 years. However, based on a periodic evaluation of the appropriateness of depreciable lives including a review of historical usage and a change in our strategic business plan, we determined that machinery and measurement equipment have a longer life than previously estimated. As a result, we changed the estimate of depreciable lives for machinery and measurement equipment to 10 to 12 years. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with ASC 250-10-45, “Accounting Changes and Error Corrections,” the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2011. As a result of the change in the estimated life of machinery and measurement equipment, cost of sales was $1.6 million lower, net income was $1.8 million higher and net income per diluted share was $0.05 higher for the three and nine months ended September 30, 2011.

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

Interest Expense, Net. Our interest expense was incurred under our senior notes. We repurchased $35.0 million and $11.3 million out of $250.0 million aggregate senior notes in May and September 2011, respectively.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Income Taxes. We record our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. We exercise significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities. We assess whether it is more likely than not that the deferred tax assets existing at the period-end will be realized in future periods. In such assessment, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event, we were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, we would adjust the valuation allowance, which would reduce the provision for income taxes.

Our income tax expense has been low in absolute dollars and as a percentage of net sales principally due to the availability of tax loss carry-forwards.

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

Segments. We operate in three segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Net sales for the All other category primarily relate to certain business activities that do not constitute operating or reportable segments.

Results of Operations – Comparison of Three Months Ended September 30, 2011 and 2010

The following table sets forth consolidated results of operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$200.4	100.0%	$209.4	100.0%	$(9.0)
Cost of sales	140.3	70.0	140.1	66.9	0.2

Gross profit	60.1	30.0	69.3	33.1	(9.2)

Selling, general and administrative expenses	17.9	8.9	16.2	7.7	1.7
Research and development expenses	19.0	9.5	23.1	11.0	(4.1)
Restructuring and impairment charges	1.6	0.8	0.4	0.2	1.2

Operating income	21.6	10.8	29.6	14.1	(8.0)

Interest expense, net	(5.9)	(2.9)	(7.3)	(3.5)	1.4
Foreign currency gain (loss), net	(68.1)	(34.0)	41.4	19.8	(109.5)
Loss on early extinguishment of senior notes	(1.4)	(0.7)	—	—	(1.4)
Others	(0.5)	(0.2)	0.3	0.1	(0.8)

	(75.8)	(37.8)	34.4	16.4	(110.2)

Income (loss) before income taxes	(54.2)	(27.0)	64.0	30.5	(118.2)
Income tax expenses	1.8	0.9	2.5	1.2	(0.7)

Net income (loss)	$(56.0)	(27.9)%	$61.5	29.4%	$(117.5)

Net Sales

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$91.8	45.8%	$78.0	37.2%	$13.8
Power Solutions	26.4	13.2	17.8	8.5	8.6
Semiconductor Manufacturing Services	81.6	40.7	113.2	54.0	(31.6)
All other	0.7	0.4	0.5	0.2	0.2

	$200.4	100.0%	$209.4	100.0%	$(9.0)

Net sales were $200.4 million for the three months ended September 30, 2011, a $9.0 million, or 4.3%, decrease, compared to $209.4 million for the three months ended September 30, 2010. This decrease was primarily due to lower net sales driven by our Semiconductor Manufacturing Services segment, which was offset in part by an increase in net sales from our Power Solutions segment and Display Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $91.8 million for the three months ended September 30, 2011, a $13.8 million, or 17.7%, increase from $78.0 million for the three months ended September 30, 2010. The increase was primarily due to an increase in average selling prices due to an improved product mix and an increase in sales volume related to higher demand for certain consumer electronics products such as digital televisions, PCs and smart phones.

Power Solutions. Net sales from our Power Solutions segment were $26.4 million for the three months ended September 30, 2011, an $8.6 million, or 48.1%, increase from $17.8 million for the three months ended September 30, 2010. The increase was primarily due to an increase in sales volume, most of which was attributable to higher demand for MOSFET products driven by our existing and new customers.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $81.6 million for the three months ended September 30, 2011, a $31.6 million, or 27.9%, decrease compared to net sales of $113.2 million for the three months ended September 30, 2010. This decrease was primarily due to a decrease in sales volume of eight-inch equivalent wafers driven by weak market demand, which was partially offset by an increase in average selling prices.

All Other. Net sales from All other were $0.7 million for the three months ended September 30, 2011, a $0.2 million, or 45.6%, increase compared to $0.5 million for the three months ended September 30, 2010. This increase resulted from the disposal of waste materials.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$106.7	53.2%	$98.6	47.1%	$8.1
Asia Pacific	52.9	26.4	62.3	29.7	(9.4)
Japan	17.1	8.5	18.9	9.0	(1.8)
North America	19.4	9.7	24.7	11.8	(5.3)
Europe	3.4	1.7	4.0	1.9	(0.6)
Africa	0.9	0.5	0.9	0.4	—

	$200.4	100.0%	$209.4	100.0%	$(9.0)

Net sales in Korea for the three months ended September 30, 2011 increased from $98.6 million to $106.7 million compared to the three months ended September 30, 2010, or by $8.1 million, or 8.2%, primarily due to increased demand in the market for Display Solution products.

Gross Profit

Total gross profit was $60.1 million for the three months ended September 30, 2011 as compared to $69.3 million for the three months ended September 30, 2010, a $9.2 million, or 13.3%, decrease. Gross profit as a percentage of net sales for the three months ended September 30, 2011 was 30.0%, a decrease of 3.1% from 33.1% for the three months ended September 30, 2010. This decrease in gross profit was primarily attributable to a significant decrease in sales volume in our Semiconductor Manufacturing Services segment, which was partially offset by an increase in sales volume in our Power Solutions segment and an increase in average selling prices in our Display Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $17.9 million, or 8.9% of net sales, for the three months ended September 30, 2011, compared to $16.2 million, or 7.7% of net sales, for the three months ended September 30, 2010. The increase of $1.7 million, or 10.4%, was primarily attributable to an increase in outside service fees and an increase in amortization expense.

Research and Development Expenses. Research and development expenses were $19.0 million, or 9.5% of net sales, for the three months ended September 30, 2011, compared to $23.1 million, or 11.0% of net sales, for the three months ended September 30, 2010. The decrease of $4.1 million, or 17.8%, was primarily attributable to decreases in material costs and depreciation.

Restructuring and Impairment Charges. Restructuring and impairment charges for the three months ended September 30, 2011 of $1.6 million compared to $0.4 million for the three months ended September 30, 2010, primarily consisted of impairment charges from nine abandoned in-process research and development projects.

Operating Income

As a result of the foregoing, operating income decreased by $7.9 million, or 26.9%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As discussed above, the decrease in operating income primarily resulted from a $9.2 million decrease in gross profit, a $1.7 million increase in selling, general and administrative expenses and a $1.2 million increase in restructuring and impairment charges, which were partially offset by a $4.1 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $5.9 million for the three months ended September 30, 2011, a decrease of $1.5 million compared to $7.3 million for the three months ended September 30, 2010. Interest expense for the three months ended September 30, 2011 and 2010 was incurred under our senior notes issued on April 9, 2010. This decrease is attributable to the repurchase of $35.0 million and $11.3 million out of an aggregate of $250.0 million of our senior notes on May 16, 2011 and on September 19, 2011, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended September 30, 2011 was $68.1 million compared to net foreign currency gain of $41.4 million for the three months ended September 30, 2010. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,179.5:1 and 1,142.0:1 using the first base rate as of September 30, 2011 and September 30, 2010, respectively, as quoted by the Korea Exchange Bank.

Loss on early extinguishment of senior notes. On September 19, 2011, we repurchased $11.3 million out of $215.0 million aggregate principal amount of our senior notes. We recognized $1.4 million of loss on early extinguishment of senior notes, which consisted of $0.8 million from repurchase premium, $0.1 million from write-off of discounts and $0.4 million from write-off of debt issuance costs

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net loss on valuation of derivatives for the three months ended September 30, 2011 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2011 were $1.8 million compared to $2.5 million for the three months ended September 30, 2010. This decrease was primarily attributable to decreases in withholding taxes mostly accrued on intercompany interest payments and current income tax expense, net incurred in various jurisdictions in which our overseas subsidiaries are located. The majority of income tax expenses for the three months ended September 30, 2011 was primarily comprised of $1.4 million of withholding taxes, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, and a $0.2 million income tax effect from the change of deferred tax assets.

Net Income

As a result of the foregoing, net loss was $56.0 million for the three months ended September 30, 2011 compared to net income of $61.5 million for the three months ended September 30, 2010. As discussed above, the decrease primarily resulted from a decrease in foreign currency gain and a loss on early extinguishment of senior notes, partially offset by a decrease in interest expense.

Results of Operations – Comparison of Nine Months Ended September 30, 2011 and 2010

The following table sets forth consolidated results of operations for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$592.0	100.0%	$583.6	100.0%	$8.4
Cost of sales	409.2	69.1	400.4	68.6	8.8

Gross profit	182.8	30.9	183.2	31.4	(0.4)

Selling, general and administrative expenses	50.7	8.6	50.1	8.6	0.6
Research and development expenses	58.1	9.8	64.2	11.0	(6.1)
Restructuring and impairment charges	4.1	0.7	1.0	0.2	3.1
IPO incentive	12.1	2.1	—	—	12.1

Operating income	57.7	9.7	67.9	11.6	(10.2)

Interest expense, net	(19.3)	(3.3)	(15.9)	(2.7)	(3.4)
Foreign currency gain (loss), net	(28.5)	(4.8)	14.7	2.5	(43.2)
Loss on early extinguishment of senior notes	(5.5)	(0.9)	—	—	(5.5)
Others	(0.2)	(0.0)	(0.7)	(0.1)	0.5

	(53.5)	(9.0)	(1.9)	(0.3)	(51.6)

Income before income taxes	4.2	0.7	66.0	11.3	(61.8)
Income tax expenses	6.1	1.0	4.2	0.7	1.9

Net income (loss)	$(1.9)	(0.3)%	$61.8	10.6%	$(63.7)

Net Sales

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$248.9	42.1%	$235.3	40.3%	$13.6
Power Solutions	70.5	11.9	38.9	6.7	31.6
Semiconductor Manufacturing Services	270.3	45.7	307.9	52.8	(37.6)
All other	2.3	0.4	1.5	0.3	0.8

	$592.0	100.0%	$583.6	100.0%	$8.4

Net sales were $592.0 million for the nine months ended September 30, 2011, an $8.4 million, or 1.4%, increase, compared to $583.6 million for the nine months ended September 30, 2010. This increase was primarily due to higher net sales driven by our Power Solutions segment and Display Solutions segment, which was offset in part by a decrease in net sales from our Semiconductor Manufacturing Services segment.

Display Solutions. Net sales from our Display Solutions segment were $248.9 million for the nine months ended September 30, 2011, a $13.6 million, or 5.8%, increase from $235.3 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in sales volume related to higher demand for certain consumer electronics products such as digital televisions, PCs and smart phones and an increase in average selling prices due to an improved product mix.

Power Solutions. Net sales from our Power Solutions segment were $70.5 million for the nine months ended September 30, 2011, a $31.6 million, or 81.4%, increase from $38.9 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in sales volume and an increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $270.3 million for the nine months ended September 30, 2011, a $37.6 million, or 12.2%, decrease compared to net sales of

$307.9 million for the nine months ended September 30, 2010. This decrease was primarily due to a decrease in sales volume of eight-inch equivalent wafers driven by an weak market demand, which was partially offset by an increase in average selling prices.

All Other. Net sales from All other were $2.3 million for the nine months ended September 30, 2011, a $0.7 million, or 48.2%, increase compared to $1.5 million for the nine months ended September 30, 2010. This increase resulted from the disposal of waste materials.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$293.5	49.6%	$297.6	51.0%	$(4.1)
Asia Pacific	169.8	28.7	163.4	28.0	6.4
Japan	48.9	8.3	41.9	7.2	7.0
North America	66.0	11.1	68.8	11.8	(2.8)
Europe	11.3	1.9	10.8	1.9	0.5
Africa	2.4	0.4	1.1	0.2	1.3

	$592.0	100.0%	$583.6	100.0%	$8.4

Net sales in Asia Pacific for the nine months ended September 30, 2011 increased from $163.4 million to $169.8 million compared to the nine months ended September 30, 2010, or by $6.4 million, or 3.9%, primarily due to increased demand in the market for Power Solution products. Net sales in Japan for the nine months ended September 30, 2011 increased from $41.9 million to $48.9 million compared to the nine months ended September 30, 2010, or by $7.0 million, or 16.8%, primarily due to increased demand in the market for Display Solution products.

Gross Profit

Total gross profit was $182.8 million for the nine months ended September 30, 2011 as compared to $183.2 million for the nine months ended September 30, 2010, a $0.4 million, or 0.2%, decrease. Gross profit as a percentage of net sales for the nine months ended September 30, 2011 was 30.9%, a decrease of 0.5% from 31.4% for the nine months ended September 30, 2010. This decrease was primarily due to cost of sales, which increased by $8.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $50.7 million, or 8.6% of net sales, for the nine months ended September 30, 2011, compared to $50.1 million, or 8.6% of net sales, for the nine months ended September 30, 2010. The increase of $0.6 million, or 1.2%, was primarily attributable to increases in travel expense and facility and utility expense.

Research and Development Expenses. Research and development expenses were $58.1 million, or 9.8% of net sales, for the nine months ended September 30, 2011, compared to $64.2 million, or 11.0% of net sales, for the nine months ended September 30, 2010. The decrease of $6.1 million, or 9.5%, was due to a decrease in material costs.

Restructuring and Impairment Charges. Restructuring and impairment charges for the nine months ended September 30, 2011 were $4.1 million compared to $1.0 million for the nine months ended September 30, 2010. Restructuring charges of $1.6 million recorded for the nine months ended September 30, 2011 were related to the closure of our research and development center in Japan and our sales subsidiary in the U.K. Impairment charges of $2.5 million for the nine months ended September 30, 2011 consisted of $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, and $0.4 million from one abandoned system project.

IPO Incentive. We previously stated our intention to use part of the net proceeds from the IPO to make incentive payments to all employees, excluding management. The payment of such employee incentives was contingent upon the consummation of the IPO. We paid the IPO incentives in March 2011.

Operating Income

As a result of the foregoing, operating income decreased by $10.2 million, or 14.9%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As discussed above, the decrease in operating income primarily resulted from the payment of a $12.1 million IPO incentive, a $3.1 million increase in restructuring and impairment charges, a $0.4 million decrease in gross profit and a $0.6 million increase in selling, general and administrative expenses, which were partially offset by a $6.1 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $19.3 million for the nine months ended September 30, 2011, an increase of $3.4 million compared to $15.9 million for the nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 was mainly incurred under our $250.0 million principal amount of senior notes issued on April 9, 2010 and interest expense for the nine months ended September 30, 2010 was incurred under our $61.6 million principal amount of new term loan and under our $250.0 million principal amount of senior notes issued on April 9, 2010.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the nine months ended September 30, 2011 was $28.5 million compared to net foreign currency gain of $14.7 million for the nine months ended September 30, 2010. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,179.5:1 and 1,142.0:1 using the first base rate as of September 30, 2011 and September 30, 2010, respectively, as quoted by the Korea Exchange Bank.

Loss on early extinguishment of senior notes. We repurchased $35.0 million and $11.3 million out of $250.0 million aggregate principal amount of our senior notes on May 16 and September 19, 2011, respectively. We recognized $5.5 million of loss on early extinguishment of our senior notes, which consisted of $4.0 million from repurchase premium, $0.6 million from write-off of discounts, $0.6 million from write-off of debt issuance costs and $0.3 million from incurrence of direct legal and advisory service fees.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net loss on valuation of derivatives for the nine months ended September 30, 2011 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses.

Income tax expenses for the nine months ended September 30, 2011 were $6.1 million compared to $4.2 million for the nine months ended September 30, 2010. This increase was primarily attributable to a $1.6 million reversal of liability for an uncertain tax position recorded for the nine months ended September 30, 2010 due to the lapse of the applicable statute of limitations and a $0.7 million increase of withholding taxes. The majority of income tax expenses for the nine months ended September 30, 2011 was comprised of $4.5 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, and a $1.0 million income tax effect from the change of deferred tax assets.

Net Income

As a result of the foregoing, net loss was $1.9 million for the nine months ended September 30, 2011 compared to net income of $61.8 million for the nine months ended September 30, 2010. As discussed above, the decrease primarily resulted from a decrease in foreign currency gain, the payment of an IPO incentive in March 2011, a loss on early extinguishment of senior notes and an increase in interest expense, partially offset by a decrease in research and development expenses.

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

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In millions)
Net income (loss)	$(56.0)	$(1.9)	$61.5	$61.8
Adjustments:
Depreciation and amortization	13.0	42.4	14.3	44.3
Interest expense, net	5.9	19.3	7.3	15.9
Income tax expenses	1.8	6.1	2.5	4.2
Restructuring and impairment charges(a)	1.6	4.1	0.4	1.0
Inventory step-up(b)	—	—	—	0.9
Stock-based compensation expense(c)	0.6	1.8	1.3	4.1
Foreign currency loss (gain), net(d)	68.1	28.5	(41.4)	(14.7)
Derivative valuation loss (gain), net(e)	0.5	0.2	(0.3)	0.7
One-time IPO incentive(f)	—	12.1	—	—
Loss on early extinguishment of senior notes(g)	1.4	5.5	—	—

Adjusted EBITDA	$36.8	$118.1	$45.7	$118.2

(a)	This adjustment eliminates the impact of restructuring charges of $1.6 million related to the closure of our research and development center in Japan and our sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets for the nine months ended September 30, 2011. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of our Chapter 11 reorganization in November 2009.
(c)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany balances and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with our IPO.
(g)	This adjustment eliminates the impact of loss on the repurchase of $46.3 million out of $250.0 million aggregate senior notes for the nine months ended September 30, 2011.

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

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In millions)
Net income (loss)	$(56.0)	$(1.9)	$61.5	$61.8
Adjustments:
Restructuring and impairment charges(a)	1.6	4.1	0.4	1.0
Inventory step-up(b)	—	—	—	0.9
Stock-based compensation expense(c)	0.6	1.8	1.3	4.1
Amortization of intangibles(d)	2.1	6.2	4.7	18.1
Foreign currency loss (gain), net(e)	68.1	28.5	(41.4)	(14.7)
Derivative valuation loss (gain), net(f)	0.5	0.2	(0.3)	0.7
One-time IPO incentive(g)	—	12.1	—	—
Loss on early extinguishment of senior notes(h)	1.4	5.5	—	—

Adjusted Net Income	$18.2	$56.4	$26.2	$71.9

(a)	This adjustment eliminates the impact of restructuring charges of $1.6 million related to the closure of our research and development center in Japan and our sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets for the nine months ended September 30, 2011. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of our Chapter 11 reorganization in November 2009.
(c)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash stock-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(d)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the acquisition of our business from Hynix Semiconductor, Inc., or Hynix, in October 2004, which we refer to as the Original Acquisition, and other subsequent acquisitions, and from the application of fresh-start accounting in connection with our reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(e)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany balances and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(f)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(g)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with our IPO.
(h)	This adjustment eliminates the impact of loss on the repurchase of $46.3 million out of $250.0 million aggregate senior notes for the nine months ended September 30, 2011.

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

Our principal sources of liquidity are our cash and cash equivalents, our cash flows from operations and our financing activities, including $11.4 million of net proceeds from the IPO completed in March 2011. Although we currently anticipate that these sources of liquidity will continue to be sufficient to meet our cash needs for the next twelve months and foreseeable future, we may from time to time in the future require or choose to obtain additional financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. As of September 30, 2011, our cash and cash equivalents balance was $159.5 million, a $12.7 million decrease, compared to $172.2 million as of December 31, 2010. The decrease resulted from $55.3 million of cash outflow used in investing activities and $46.3 million of cash outflow used by financing activities including $50.3 million repurchase of senior notes, which was offset by $86.2 million of cash inflow provided by operating activities.

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. The stock repurchase program began on October 27, 2011 and will end on October 27, 2012 unless earlier terminated by our board. The stock repurchase program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice.

In addition, from time to time, depending on market conditions and other factors, we may, as part of ordinary cash management and treasury functions, repurchase and retire additional outstanding 10.500% senior notes due 2018, in open market, privately negotiated transactions or otherwise.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $86.2 million for the nine months ended September 30, 2011, compared to $81.6 million of cash provided by operating activities in the nine months ended September 30, 2010. The net operating cash inflow for the nine months ended September 30, 2011 reflects our net loss of $1.9 million and non-cash adjustments of $101.4 million which mainly consisted of loss on foreign currency translation and depreciation and amortization and an increase in net operating assets of $13.3 million.

Our working capital balance as of September 30, 2011 was $228.8 million compared to $273.6 million as of December 31, 2010. The $44.8 million decrease was primarily attributable to a $12.7 million decrease in cash and cash equivalents, a $10.8 million decrease in other current assets, a $17.7 million increase in accounts payable and an $8.7 million increase in other current liabilities, which was partially offset by a $5.1 million increase in accounts receivable.

Cash Flows from Investing Activities

Cash flow used in investing activities totaled $55.3 million for the nine months ended September 30, 2011, compared to $29.6 million of cash flow used in investing activities for the nine months ended September 30, 2010. The increase was primarily due to an increase in capital expenditures of $13.3 million.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $46.3 million for the nine months ended September 30, 2011, compared to $44.1 million of cash inflow provided by financing activities for the nine months ended September 30, 2010. In March 2011, we completed the IPO in which an aggregate amount of $133.0 million of our equity securities were sold. Net proceeds from new shares of common stock issued by us from the IPO were $8.8 million, after deducting $3.6 million of IPO expenses paid for the three months ended March 31, 2011 and $0.9 million of underwriters’ discounts and commissions. In May 2011, we paid $38.2 million, including repurchase premium of $3.2 million, in order to repurchase $35.0 million out of $250.0 million aggregate senior notes then outstanding. In September 2011, we paid $12.1 million, including repurchase premium of $0.8 million, in order to repurchase $11.3 million out of $215.0 million aggregate senior notes then outstanding.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the nine months ended September 30, 2011, capital expenditures were $43.5 million, a $13.3 million, or 44.0%, increase from $30.2 million for the nine months ended September 30, 2010. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2011:

	Payments Due by Period
	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
	(In millions)
Senior notes(1)	$353.4	$10.7	$21.4	$21.4	$21.4	$21.4	$257.2
Capital lease(2)	4.6	1.5	3.1	—	—	—	—
Operating lease(2)	45.9	1.6	3.9	2.0	1.9	1.8	34.7
Others(3)	5.7	0.9	4.5	0.3	—	—	—

(1)	Interest payments as well as $203.7 million aggregate principal amount outstanding as of September 30, 2011 out of $250.0 million senior notes originally issued in April 2010, which bear interest at a rate of 10.500% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,179.5:1.
(3)	Includes license agreements and other contractual obligations.

The indenture relating to our 10.500% senior notes due 2018 contains covenants that limit our ability and the ability of our restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem our capital stock or equity interests of our restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment, sinking fund payment or maturity, any subordinated indebtedness; (iii) make certain investments, including capital expenditures; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness or related guarantee; (vi) merge with or into or sell all or substantially all of our assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity, to make loans to us or other restricted subsidiaries or to transfer assets to us or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

We lease equipment for manufacturing and research and development purposes. These leases are accounted for as capital leases as the ownership of the equipment will be transferred to us upon expiration of the lease terms or we have bargain purchase options at the end of the lease terms.

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.4 million as of September 30, 2011. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2011 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $5.8 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at September 30, 2011 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.2 million in our U.S. dollar cash balance.

Interest Rate Exposures

As of September 30, 2011, $203.7 million aggregate principal amount of our senior notes remained outstanding. Our senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at September 30, 2011, we estimate that the fair value of this fixed rate note would decrease by $9.7 million and we would have additional interest expense costs over the market rate of $1.0 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at September 30, 2011, we estimate that the fair value of this fixed rate note would increase by $10.4 million and we would have a reduction in interest expense costs over the market rate of $1.2 million (on a 360-day basis).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2011 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. Net sales to our ten largest customers represented 61%, 63%, 66% and 69% of our net sales for the nine months ended September 30, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009, and the ten-month period ended October 25, 2009, respectively. LG Display represented 15% and 16% of our net sales and a substantial portion of the net sales generated by our top ten customers for the nine months ended September 30, 2011 and the year ended December 31, 2010. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Foreign currency fluctuations had a material unfavorable impact on our reported profit margins and operating income from operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of our outstanding senior notes could be adversely affected.

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

As of September 30, 2011, 2,163 employees, or approximately 64.9% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

In April 2010, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth, or the Enforcement Decree, became effective. Businesses that exceed 25,000 tons of greenhouse gas emissions and 100 terajoules of energy consumption for the prior three years will be subject to regulation and will be required to submit plans to reduce greenhouse emissions and energy consumption as well as performance reports and will be subject to government requirements to take further action. Our Korean subsidiary meets the thresholds under the Enforcement Decree and was designated as a regulated business on September 28, 2010. Our Korean subsidiary will have until December 2011 to submit an implementation plan. If the ultimate implementation plan agreed upon with Korean governmental authorities requires us to reduce our emissions or energy consumption, we could be subject to additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, that could adversely affect our financial position and results of operations.

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

As of September 30, 2011, our total indebtedness was $201.3 million. Our substantial debt could have important consequences, including:

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From April 4, 2005 through September 30, 2011, we recognized aggregate restructuring and impairment charges of $69.9 million, which consisted of $62.7 million of impairment charges and $7.2 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Based upon the number of shares of common stock outstanding as of September 30, 2011, our executive officers, directors and funds affiliated with Avenue Capital Management II, L.P., which we refer to collectively as “Avenue” in this quarterly report, collectively beneficially owned approximately 53.0% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 54.2% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of September 30, 2011. In addition, Avenue currently has three designees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets.

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

As of September 30, 2011, Avenue beneficially owned approximately 20,789,539 shares, or 52.1%, of our outstanding common stock. Accordingly, Avenue will be able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Because of the equity ownership of Avenue, we will be considered a “controlled company” for purposes of the NYSE listing requirements. As such, we will be exempt from the NYSE corporate governance requirements that our board of directors meet the standards of independence established by those corporate governance requirements and exempt from the requirements that we have separate Compensation and Nominating and Corporate Governance Committees made up entirely of directors who meet such independence standards. Although we do not intend to rely upon the exemption available for controlled companies, we may choose to utilize the exemption at any time that we remain a controlled company. The NYSE independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest with management that could influence their actions as directors. It is possible that the interests of Avenue may in some circumstances conflict with our interests and the interests of our other stockholders.

The future sale of significant amounts of our common stock may negatively affect our stock price, even if our business is doing well.

Sales of substantial amounts of shares of our common stock in the public market, or the prospect of such sales, could adversely affect the market price of our common stock. As of September 30, 2011, we had 39,354,006 shares of common stock outstanding. All of the shares outstanding prior to our initial public offering were subject to lock-up agreements under which the holders of such shares agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of the completion of the initial public offering without the prior written consent of Barclays Capital Inc. and Deutsche Bank Securities Inc. (or other agreements which impose similar restrictions). All currently outstanding shares are eligible for sale from time to time in the future under Rule 144, Rule 701 or Section 4(1) of the Securities Act with respect to shares initially issued under Section 1145 of the U.S. Bankruptcy Code and not held by our affiliates. Now that restrictions on resale have ended, the market price of our common stock could drop significantly if the holders of the formerly restricted shares sell such shares or are perceived by the market as intending to sell such shares.

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

MAGNACHIP SEMICONDUCTOR CORPORATION

Dated: November 4, 2011	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: November 4, 2011	By:	/s/ Margaret Sakai
Margaret Sakai
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.