Form 10-K
period 2011-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2012-03-08
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34791

MagnaChip Semiconductor Corporation

(Exact name of Registrant as Specified in Its Charter)

Delaware	83-0406195
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o MagnaChip Semiconductor S.A.

74, rue de Merl, B.P. 709 L-2146 Luxembourg R.C.S.

Luxembourg B97483

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (352) 45-62-62

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $213,236,847

As of February 29, 2012, the registrant had 37,274,232 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

i

PART I

INDUSTRY AND MARKET DATA

In this Report, we rely on and refer to information regarding the semiconductor market from iSuppli Corporation, or iSuppli, and Gartner, Inc., or Gartner. Market data attributed to iSuppli is from “Display Driver ICs Q4 2011 Market Tracker” and “Power Management Q4 2011 Market Tracker” and market data attributed to Gartner is from “Forecast: Semiconductor Consumption by Electronic Equipment Type, 4Q11 Update.” Although we believe that this information is reliable, we have not independently verified it. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents. In addition, in many cases, we have made statements in this Report regarding our industry and our position in the industry based on our experience in the industry and our own investigation of market conditions.

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

Item 1. Business

General

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 2,975 registered novel patents and 425 pending novel patent applications, and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and mobile multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

Our wide variety of analog and mixed-signal semiconductor products and manufacturing services combined with our deep technology platform allows us to address multiple high-growth end markets and to rapidly develop and introduce new products and services in response to market demands. Our substantial manufacturing operations and design center in Korea place us at the core of the global consumer electronics supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs and allows us to better service and capture additional demand from existing and new customers.

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology platform and develop products and services that are in high demand by our customers and end consumers. We sold over 2,200 and 2,400 distinct products in the years ended December 31, 2011 and December 31, 2010, respectively, with a substantial portion of our revenues derived from a concentrated number of customers. Our largest Semiconductor Manufacturing Services customers include some of the fastest growing and leading semiconductor companies that design analog and mixed-signal products for the consumer, computing and wireless end markets.

Our business is largely driven by innovation in the consumer electronics markets and the growing adoption by consumers worldwide of electronic devices for use in their daily lives. The consumer electronics market is large and growing rapidly, largely due to consumers increasingly accessing a wide variety of available rich media content, such as high definition audio and video, mobile television and games on advanced consumer electronic devices. According to Gartner, production of liquid crystal display, or LCD televisions, smartphones, notebooks, and tablet PCs is expected to grow from 2011 to 2014 by a compound annual growth rate of 3%, 27%, 20%, and 54%, respectively. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby reducing heat dissipation and extending battery life. According to iSuppli Corporation, in 2010, the display driver semiconductor market was $7.1 billion and the power management semiconductor market was $31.3 billion.

For the year ended December 31, 2011, we generated net sales of $772.8 million, income from continuing operations of $21.8 million, Adjusted EBITDA of $142.5 million and Adjusted Net Income of $66.4 million. For the year ended December 31, 2010, we generated net sales of $770.4 million, income from continuing operations of $74.1 million, Adjusted EBITDA of $157.9 million and Adjusted Net Income of $89.2 million. For the year ended December 31, 2009 (on a combined basis), we generated net sales of $560.1 million, income from continuing operations of $832.0 million, Adjusted EBITDA of $98.7 million and Adjusted Net Income of $22.6 million. See “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA and Adjusted Net Income.

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

Avenue Capital Management II, L.P. is a global investment management firm, and it and its affiliated funds specialize in investing in high yield debt, debt of insolvent or financially distressed companies and equity of companies undergoing financial or operational turnarounds or reorganizations. In this Report, we refer to funds affiliated with Avenue Capital Management II, L.P. collectively as “Avenue.” Avenue generally does not manage or operate the companies in which it invests; however, in connection with some of its equity investments, Avenue will appoint one or more representatives to serve on the board of directors. Avenue was a holder of a significant portion of our indebtedness which was outstanding prior to our reorganization proceedings. In connection with our emergence from our reorganization proceedings, Avenue became our majority unitholder as a result of its participation in our rights offering and continued as a lender under our new term loan. In connection with our offering (the “senior notes offering”) of $250 million aggregate principal amount of 10.5% senior notes due April 15, 2018 (the “notes” or “senior notes”), Avenue purchased notes in the aggregate principal amount of $35.0 million, was repaid $42.8 million in connection with the repayment of our new term loan and received $91.2 million in connection with our distribution to unitholders. On May 16, 2011, two of our wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35.0 million out of $250.0 million aggregate principal amount of our senior notes at a price of 109.0% from Avenue. Avenue will continue to be able to elect a majority of our board as long as Avenue continues to hold or control a majority of our outstanding shares.

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

As of December 31, 2011, Avenue beneficially owned approximately 20,789,539 shares, or 54.0%, of our outstanding common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of December 31, 2011. We are considered a “controlled company”

for purposes of the NYSE listing requirements. As such, we are exempt from the NYSE corporate governance requirements that our board of directors meet the standards of independence established by those corporate governance requirements and exempt from the requirements that we have separate Compensation and Nominating and Corporate Governance Committees made up entirely of directors who meet such independence standards. We have chosen to utilize the exemption available for controlled companies.

Our Products and Services

Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD, light emitting diode, or LED, and 3D televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes, or AMOLEDs, and low temperature polysilicons, or LTPS, as well as high-volume display technologies such as thin film transistors, or TFTs. Our Display Solutions business represented 43.9%, 39.7% and 50.5% of our net sales for the fiscal years ended December 31, 2011, 2010 and 2009 (on a combined basis), respectively.

We expanded our business and market opportunity by establishing our Power Solutions business in late 2007. We have introduced a number of products for power management applications, including metal oxide semiconductor field effect transistors, or MOSFETs, insulated gate bipolar transistors, or IGBTs, analog switches, LED drivers, DC-DC converters, voice coil motor drivers and linear regulators for a range of devices, including LCD, LED, 3D televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting and home appliances. Our Power Solutions business represented 12.0%, 7.4% and 2.2% of our net sales for the fiscal years ended December 31, 2011, 2010 and 2009 (on a combined basis), respectively.

We offer semiconductor manufacturing services to fabless analog and mixed-signal semiconductor companies that require differentiated, specialty analog and mixed-signal process technologies. We believe the majority of our top twenty Semiconductor Manufacturing Services customers use us as their primary manufacturing source for the products that we manufacture for them. Our process technologies are optimized for analog and mixed-signal devices and include standard complementary metal-oxide semiconductor, or CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS and bipolar complementary double-diffused metal oxide semiconductor, or BCDMOS, and electronically erasable programmable read only memory, or EEPROM. Our Semiconductor Manufacturing Services customers use us to manufacture a wide range of products, including display drivers, LED drivers, audio encoding and decoding devices, microcontrollers, touch screen controllers, RF switches, park distance control sensors for automotive, electronic tag memories and power management semiconductors. During 2011, the number of design wins we booked for smartphones and tablet PCs increased three times compared to 2010. Our customer base for these applications increased from five to ten customers from Q1 2011 to Q4 2011. Our Semiconductor Manufacturing Services business represented 43.8%, 52.6% and 46.7% of our net sales for the fiscal years ended December 31, 2011, 2010 and 2009 (on a combined basis), respectively.

We manufacture all of our products at our three fabrication facilities located in Korea. We have approximately 278 proprietary process flows we can utilize for our products and offer to our Semiconductor Manufacturing Services customers. Our manufacturing base serves both our display driver and power management businesses and Semiconductor Manufacturing Services customers, allowing us to optimize our asset utilization and leverage our investments across our product and service offerings. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy does not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments.

Market Opportunity

The consumer electronics market is large and growing rapidly. Growth in this market is being driven by consumers seeking to enjoy a wide variety of available rich media content, such as high definition audio and video, mobile television and games. Consumer electronics manufacturers recognize that the consumer entertainment experience plays a critical role in differentiating their products. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the technology, functionality, form factor, cost, quality, reliability and power consumption of their products. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby reducing heat dissipation and extending battery life. These advanced generations of consumer devices are growing faster than the overall consumer electronics market. For example, according to Gartner, production of LCD televisions, smartphones, notebooks, and tablet PCs is expected to grow from 2011 to 2014 by a compound annual growth rate of 3%, 27%, 20%, and 54%, respectively.

The user experience delivered by a consumer electronic device is substantially driven by the quality of the display, audio and video processing capabilities and power efficiency of the device. Analog and mixed-signal semiconductors enable and enhance these capabilities. Examples of these analog and mixed-signal semiconductors include display drivers, timing controllers, audio encoding and decoding devices, or codecs, and interface circuits, as well as power management semiconductors such as voltage regulators, converters, and switches. According to iSuppli, in 2010, the display driver semiconductor market was $7.1 billion and the power management semiconductor market was $31.3 billion.

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

•

Focus on Delivering Highly Energy Efficient Products. Consumers increasingly seek longer run time, environmentally friendly and energy efficient consumer electronic products. In addition, there is increasing regulatory focus on reducing energy consumption of consumer electronic products. For instance, the California Energy Commission has adopted standards that require televisions sold in California since 2011 to consume 33% less energy, increasing to 49% less energy by 2013. As a result of global focus on more environmentally friendly products, our customers are seeking analog and mixed-signal semiconductor suppliers that have the technological expertise to deliver solutions that satisfy these ever increasing regulatory and consumer power efficiency demands.

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for consumer electronics devices is challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology and Intellectual Property Platform. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of approximately 419 engineers. Our platform allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial AMOLED display driver for mobile phones.

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

•

Longstanding Presence in Asia and Proximity to Global Consumer Electronics Supply Chain. Our presence in Asia facilitates close contact with our customers, fast response to their needs and enhances our visibility into new product opportunities, markets and technology trends. According to Gartner, semiconductor consumption in Asia, excluding Japan, is projected to grow to 66% of global consumption by 2014. Our design center and substantial manufacturing operations in Korea place us close to many of our largest customers and to the core of the global consumer electronics supply chain. We have active applications, engineering, product design, and customer support resources, as well as senior management and marketing resources, in geographic locations close to our customers. This allows us to strengthen our relationship with customers through better service, faster turnaround time and improved product design collaboration. We believe this also helps our customers to deliver products faster than their competitors and to solve problems more efficiently than would be possible with other suppliers.

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

Our Strategy

Our objective is to grow our business, our cash flow and profitability and to establish our position as a leading provider of analog and mixed-signal semiconductor products and services for high-volume markets. Our business strategy emphasizes the following key elements:

•

Leverage Our Advanced Analog and Mixed-Signal Technology Platform to Innovate and Deliver New Products and Services. We intend to continue to utilize our extensive patent and technology portfolio, analog and mixed-signal design and manufacturing expertise and specific end-market applications and system-level design expertise to deliver products with high levels of performance by utilizing our systems expertise and leveraging our deep knowledge of our customers’ needs. For example, we have recently utilized our extensive patent portfolio, process technologies and analog and mixed-signal technology platform to develop cost-effective IGBTs as well as low power integrated power solutions for AC-DC offline switchers to address more of our customers’ needs. In Display Solutions, we continue to invest in research and development to introduce new technologies to support our customers’ technology roadmaps such as their transition to 240Hz 3D LED televisions. In Semiconductor Manufacturing Services, we are developing cost-effective processes that substantially reduce die size using deep trench isolation.

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

•

Aggressively Grow the Power Business. We have utilized our extensive patent portfolio, process technologies, captive manufacturing facilities and analog and mixed-signal technology platform to develop power management solutions that expand our market opportunity and address more of our customers’ needs. We intend to increase the pace of our new power product introductions by continuing to collaborate closely with our industry-leading customers. For example, we began mass production of our first integrated power solution for LCD televisions at one of our major Korean customers in early 2010, and became a major supplier of the product within two years. We also intend to capitalize on the market needs and regulatory requirements for power management products that reduce energy consumption of consumer electronic products by introducing products that are more energy efficient than those of competitors. We believe our integrated designs, unique low-cost process technologies and deep customer relationships will enable us to increase sales of our power solutions to our current Power Solutions customers, and as an extension of our other product offerings, to our other customers.

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

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have approximately 278 process flows we can utilize for our products and offer to our Semiconductor Manufacturing Services customers. Our process technologies include standard CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS and BCDMOS. Our manufacturing processes incorporate embedded memory solutions such as static random access memory, or SRAM, one-time programmable, or OTP, memory, multiple-time programmable, or MTP, memory, EEPROM, and single-transistor random access memory, or 1TRAM. More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost-effective solutions to our customers.

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

Products and Services by Division

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

Display Solutions

Display Driver Characteristics. Display drivers deliver defined analog voltages and currents that activate pixels to exhibit images on displays. The following key characteristics determine display driver performance and end-market application:

•

Resolution and Number of Channels. Resolution determines the level of detail displayed within an image and is defined by the number of pixels per line multiplied by the number of lines on a display. For large displays, higher resolution typically requires more display drivers for each panel. Display drivers that have a greater number of channels, however, generally require fewer display drivers for each panel and command a higher selling price per unit. Mobile displays, conversely, are typically single chip solutions designed to deliver a specific resolution. We cover resolutions ranging from WQVGA (240RGB x 432) to DVGA (960RGB x 1,280).

•

Color Depth. Color depth is the number of colors that can be displayed on a panel. For example, for TFT-LCD panels, 262 thousand colors are supported by 6-bit source drivers; 16 million colors are supported by 8-bit source drivers; and 1 billion colors are supported by 10-bit source drivers.

•

Operational Voltage. Display drivers are characterized by input and output voltages. Source drivers typically operate at input voltages from 1.8 to 3.6 volts and output voltages between 9 and 18 volts. Gate drivers typically operate at input voltages from 2.0 to 3.6 volts and output voltages from 30 to 40 volts. Lower input voltage results in lower power consumption and electromagnetic interference, or EMI.

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

•

Driver Interface. Driver interface refers to the connection between the timing controller and the display drivers. Display drivers increasingly require higher bandwidth interface technology to address the larger data transfer rate necessary for higher definition images. The principal types of interface technologies are embedded clock point to point I/F, or EPI I/F, advance intra panel I/F, or AIPI, mini-low voltage differential signaling, or m-LVDS, and ultra slim I/F, or USI.

•	Package Type. The assembly of display drivers typically uses chip-on-film, or COF, and COG package types.

Large Display Solutions. We provide display solutions for a wide range of flat panel display sizes used in LCD televisions, including high definition televisions, or HDTVs, LED TVs, 3D TVs, LCD monitors, notebooks, tablet PCs and ultrabooks.

Our large display solutions include source and gate drivers and timing controllers with a variety of interfaces, voltages, frequencies and packages to meet customers’ needs. These products include advanced technologies such as high channel count, with products in mass production to provide up to 1,026 channels. Our large display solutions are designed to allow customers to cost-effectively meet the increasing demand for high resolution displays. We focus extensively on reducing the die size of our large display drivers and other solutions products to reduce costs without having to migrate to smaller geometries. For example, we have implemented several solutions to reduce die size in large display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. We have recently introduced a number of new large display drivers with reduced die size.

The table below sets forth the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for large-sized displays:

Product	Key Features	Applications
TFT-LCD Source Drivers	• 480 to 1026 output channels	• LCD/LED/3D TVs
	• 6-bit (262 thousand colors), 8-bit (16 million colors), 10-bit (1 billion colors) • Output voltage ranging from 9V to 18V	• Ultrabooks*, notebooks • LCD/LED monitors
• Low power consumption and low EMI
• COF package types
• EPI, m-LVDS, AiPi, USI interface technologies
• Geometries of 0.15µm to 0.35µm

TFT-LCD Gate Drivers	• 272 to 768 output channels • Output voltage ranging from 30V to 40V • COF and COG package types • Geometry of 0.35µm	• Tablet PCs • LCD/LED/3D TVs • Notebooks

Timing Controllers	• Wide range of resolutions • m-LVDS, AiPi interface technologies • Input voltage ranging from 1.6V to 3.6V • Geometry of 0.18µm	• Tablet PCs • Notebooks • LCD/3D monitors

*	In customer qualification stage

Mobile Display Solutions. Our mobile display solutions incorporate the industry’s most advanced display technologies, such as AMOLED and LTPS, as well as high-volume technologies such as a-Si (amorphous silicon) TFT. Our mobile display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface, or MDDI, and mobile industry processor interface, or MIPI, and logic-based OTP memory. We focus extensively on reducing the die size of our mobile display drivers and other solutions products to reduce costs without having to migrate to smaller geometries. For example, we have implemented several solutions to reduce die size in mobile display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as automatic brightness control, or ABC, and automatic current limit, or ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency.

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
AMOLED	• Resolutions of WVGA and QHD • Color depth 16 million • Geometries of 0.11µm to 0.15µm • MIPI interface • Logic-based OTP • ABC, ACL	• Smartphones • Tablet PCs* • Game consoles • Digital still cameras

LTPS	• Resolutions of WQVGA, VGA, WSVGA, WVGA and DVGA • Color depth 16 million • MDDI, MIPI interface • Logic-based OTP • Separated gamma control	• Smartphones • Game consoles • Digital still cameras

a-Si TFT	• Resolutions of WQVGA, HVGA, WVGA, WSVGA and HD • Color depth 16 million • MDDI, MIPI interface • CABC • LVDS, I2C, DCDC • Separated gamma control	• Smartphones • Mobile phones • Notebooks • Game consoles • Digital still cameras

*	In customer qualification stage

Power Solutions

We develop, manufacture and market power management solutions for a wide range of end market customers. The products include MOSFETs, IGBTs, LED drivers, DC-DC converters, voice coil motor drivers, analog switches and linear regulators, such as LDOs.

•

MOSFETs. Our MOSFETs include low-voltage Trench MOSFETs, 20V to 100V, and high-voltage Planar MOSFETs, 200V through 700V. MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. The key application segments are smartphones, mobile phones, LCD LED, and 3D televisions, desktop PCs, notebooks, tablet PCs and power supplies for consumer electronics and industrial equipment. MOSFETs allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. For example, computing solutions focus on delivering efficient controllers and MOSFETs for power management in VCORE, DDR and chipsets for audio, video and graphics processing systems.

•

IGBTs. IGBTs are used in a broad range of medium to high-power commercial and industrial applications and in many consumer appliances such as uninterruptible power supplies, or UPS, solar inverters, motors, welding machines, refrigerators and air-conditioners. Reliable IGBTs are also an important enabler for electronic vehicles and hybrid cars.

•

LED Drivers. LED backlighting drivers serve the fast-growing LCD panel backlighting market for LCD, LED, and 3D televisions, LCD monitors, notebooks and tablet PCs. Our products are designed to provide high efficiency and wide input voltage range as well as PWM dimming for accurate white LED dimming control. LED lighting drivers have wide input voltage range applicable to incandescent bulb and fluorescent lamp replacement.

•

DC-DC Converters. We offer DC-DC converters targeting mobile applications and high power applications like LCD televisions, set-top boxes, DVD/Blu-ray players and display modules. We expect our DC-DC converters will meet customer green power requirements by featuring wide input voltage ranges, high efficiency and small size.

•

Voice Coil Motor Drivers. Voice coil motor drivers, or VCM drivers, are used for camera autofocusing and zooming in mobile phone camera modules. Our products features include high current accuracy, lower quiescent current and small form factors suitable for mobile phone applications.

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features		Applications
Low Voltage MOSFET	• •	V(ds)(V) options of 20V-100V Advanced Trench MOSFET Process	• •	Smartphones and mobile phones Tablet PCs
	• •	High cell density Advanced packages to enable reduction of PCB mounting area	• • •	Ultrabooks and notebooks LCD/LED/3D TVs Desktop PCs

Product	Key Features	Applications
High Voltage MOSFET

•  Voltage options of 200V-700V

•  R2FET (rapid recovery) option to shorten reverse diode recovery time

•  Zenor FET option for MOSFET protection for abnormal input

•  Advanced Planar MOSFET Process

•  Advanced packages to enable reduction of PCB mounting area

• Tablet PC chargers • Power supplies for consumer electronics • Industrial chargers and adaptors • Lighting (ballast, HID, LED) • Industrial equipment • Motor applications

IGBT*	• Voltage 1200V • Collector current options up to 100A • FRD co-packaged in TO-264 • Advanced IGBT process	• Industrial equipment • High power supplies • UPS and solar inverters • Welding machines • Home appliances

LED Backlighting Drivers

•  High efficiency, wide input voltage range

•  Advanced BCDMOS process

•  OCP, SCP, OVP and UVLO protections

•  Accurate LED current control and multi-channel matching

•  Programmable current limit, boost up frequency

• Tablet PCs and notebooks • LED/3D TVs • LED monitors

LED Lighting Drivers*	• High efficiency, wide input voltage range	• AC and DC LED lighting
• Simple solutions with external components fully integrated
• Advanced high voltage BCDMOS process
• Accurate LED current control and high power factor and low THB

DC-DC Converters	• High efficiency, wide input voltage range	• LCD/LED/3D TVs • Set-top boxes
	• Advanced BCDMOS process	• DVD/Blu-ray players
• Fast load and line regulation
• Accurate output voltage
• OCP, SCP and thermal protections

Product	Key Features		Applications
Analog Switches	USB Switches		•	Mobile phones
	•	Low C(on), 7.0pF (typical) limits signal distortion
	•	Low R(on), 4.0 Ω (typical)
	•	Advanced CMOS process
Audio Switches
	•	Negative Swing Support
	•	Low R(on), 0.4 Ω (typical)
	•	High ESD protection, 13kV
	•	Advanced CMOS process

Linear Regulators	•	Single and dual* LDOs	•	Mobile phones
	•	Low Noise Output Linear µCap LDO Regulator
	•	2.3V to 5.5V input voltage and 150mA, 300mA* output current
	•	Small package size of DFN type
	•	Advanced CMOS process

VCM Drivers*	•	Small size package with wafer-level CSP	•	Mobile phones
	•	High accuracy sink current
	•	I2C interface and low quiescent current

*	In customer qualification stage

Semiconductor Manufacturing Services

We provide semiconductor manufacturing services to analog and mixed-signal semiconductor companies. We have approximately 278 process flows we offer to our Semiconductor Manufacturing Services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

Our semiconductor manufacturing services offering is targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. We refer to our approach of delivering specialized services to our customers as our application-specific technology strategy. We differentiate ourselves through the depth of our intellectual property portfolio, ability to customize process technology to meet the customers’ requirements effectively, long history in this business and reputation for excellence.

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

The table below sets forth the key process technologies in Semiconductor Manufacturing Services that we currently offer to customers:

Process	Technology	Device	Application
Mixed-Signal	• 0.13-0.8µm • Low noise • Ultra low power • Triple gate	• Analog to digital converter	• Smartphones • Tablet PCs • Ultrabooks • PC peripherals • DVDs
• Digital to analog converter
• Audio codec • Chipset • RF switch • Digital tunable capacitor

Power	• 0.18-0.5µm • BCD • Deep trench isolation • MOSFET • Schottky diode • Zener diode • Ultra high voltage	• Power management • LED driver • High power audio amp • DC/DC converter	• Smartphones • Tablet PCs • Ultrabooks • LCD TVs • LED lighting • LCD monitors • Automotive

High Voltage CMOS	• 0.11-2.0µm • 5V-200V • Bipolar, Thick metal	• Display driver • CSTN driver	• Smartphones • Tablet PCs • LCD TVs • Desktop PCs • LCD monitors

Process	Technology	Device	Application
NVM	• 0.18-0.5µm • EEPROM • eFlash • OTP	• Microcontroller • Touch screen controller • Electronic tag memory • Hearing aid controller	• Smartphones • Tablet PCs • Industrial controllers • Medical equipment • Park distance control sensors for automotive • Game consoles

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

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices in Japan, Greater China and Europe. We have a network of agents and distributors in Korea, Japan, Europe and Greater China. For the years ended December 31, 2011 and December 31, 2010, we derived 71% and 76% of net sales through our direct sales force, respectively, and 29% and 24% of net sales through our network of authorized agents and distributors, respectively.

Research and Development

Our research and development efforts focus on intellectual property, design methodology and process technology for our complex analog and mixed-signal semiconductor products and services. Research and development expenses for the year ended December 31, 2011, December 31, 2010, and the combined twelve-month period ended December 31, 2009 were $76.8 million $83.5 million and $70.9 million, respectively, representing 9.9%, 10.8% and 12.7% of net sales, respectively.

Customers

We sell our Display Solutions and Power Solutions products to consumer electronics OEMs as well as subsystem designers and contract manufacturers. We sell our semiconductor manufacturing services to analog and mixed-signal semiconductor companies. For the years ended December 31, 2011, and December 31, 2010, our ten largest customers accounted for 63% and 63% of our net sales, respectively, and we had one customer, LG Display, representing 15% and 16% of our consolidated net sales for the years ended December 31, 2011 and December 31, 2010, respectively. Substantially all of our sales to LG Display are in our Display Solutions segment and sales to LG Display represented 34% and 41% of net sales in our Display Solutions segment in the years ended December 31, 2011, and December 31, 2010, respectively. Our relationships with some of our ten largest customers were adversely impacted by our reorganization proceedings. Some of these customers did not offer us the opportunity to compete for new design wins during the pendency of our reorganization proceedings. However, subsequent to our emergence from our reorganization proceedings we have again been provided an opportunity to compete for these projects. For the year ended December 31, 2011, we recorded revenues of $75.5 million from customers in the United States and $697.3 million from all foreign countries, of which 57.0% was from Korea, 18.9% from Taiwan, 8.4% from Japan and 11.8% from China, Hong Kong and Macau. For the year ended December 31, 2010, we recorded revenues of $90.0 million from customers in the United States and $680.4 million from all foreign countries, of which 55.7% was from Korea, 23.1% from Taiwan, 8.4% from Japan and 9.3% from China, Hong Kong and Macau.

Intellectual Property

As of December 31, 2011, our portfolio of intellectual property assets included approximately 3,825 registered patents and 610 pending patent applications. Approximately 2,975 and 425 of our patents and pending patents are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 1,035 registered and pending patents that relate to identical technical claims in our base patent portfolio. Our patents expire at various times over the next 18 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

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

Employees

Our worldwide workforce consisted of 3,342 employees (full- and part-time) as of January 31, 2012, of which 401 were involved in sales, marketing, general and administrative, 419 were in research and development (including 218 with advanced degrees), 111 were in quality, reliability and assurance and 2,411 were in manufacturing (comprised of 364 in engineering and 2,047 in operations). As of January 31, 2012, 2,161 employees, or approximately 64.7% of our workforce, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We believe our labor relations are good.

Environmental

Our operations are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and waste, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, constantly changing and have tended to become more stringent over time. For example, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth became effective in April 2010. Certain designated businesses, including our Korean subsidiary, were required to submit plans to reduce greenhouse emissions and energy consumption. Our Korean subsidiary set emissions and consumption targets and negotiated an implementation plan in 2011 with Korean governmental authorities. Each year going forward, our Korean subsidiary is required to agree upon emissions and consumption targets with Korean governmental authorities and submit an independently-verified report of prior year compliance. There can be no assurance that we have been or will be in compliance with all these laws and regulations, or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, any failure to comply with new or existing laws or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

Raw Materials

We use processes that require specialized raw materials that are generally available from a limited number of suppliers. Tape is one of the process materials required for our display drivers. We continue to attempt to qualify additional suppliers for our raw materials.

Geographic Financial Information

For a description of the distribution of our net sales by geographic region, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—”Results of Operations—Comparison of Years Ended December 31, 2011 and 2010”—”Net Sales by Geographic Region,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—”Results of Operations—Comparison of Years Ended December 31, 2010 and December 31, 2009”—”Net Sales by Geographic Region,” and note 24 to the consolidated financial statements for MagnaChip Semiconductor Corporation for the year ended December 31, 2011 included elsewhere in this Report.

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

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site, http://www.sec.gov, from which you can access our annual, quarterly and current reports on Forms 10-K, 10-Q and

8-K, respectively, and all amendments to these materials after such reports and amendments are filed with the SEC. In addition, you may request a copy of any of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o MagnaChip Semiconductor, Inc., 20400 Stevens Creek Boulevard, Suite 370, Cupertino, CA 95014, Attention: Executive Vice President, General Counsel and Secretary; the telephone number at that address is 408-625-5999.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the years ended December 31, 2011, and December 31, 2010, our ten largest customers accounted for 63% and 63% of our net sales, respectively, and we had one customer, LG Display, representing 15% and 16% of our consolidated net sales for the years ended December 31, 2011 and December 31, 2010, respectively. Substantially all of our sales to LG Display are in our Display Solutions segment and sales to LG Display represented 34% and 41% of net sales in our Display Solutions segment in the years ended December 31, 2011, and December 31, 2010, respectively. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had a material unfavorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of our outstanding senior notes could be adversely affected.

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

The global downturn and related financial crisis negatively affected our business. Poor economic conditions may negatively affect our future business, results of operations and financial condition.

Since 2008, the global downturn and related financial crisis led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. Consumers and businesses deferred purchases in response to tighter credit and negative financial news, which has in turn negatively affected product demand and other related matters. The global downturn led to reduced customer spending in the semiconductor market and in our target markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on our products. Although recently there have been indications of improved economic conditions generally and in the semiconductor industry specifically, we cannot assure you of the extent to which such conditions will continue to improve or whether the improvement will be sustainable. If the global economic recovery is not sustained or the global economy experiences another recession, such adverse economic conditions could lead to the insolvency of key suppliers resulting in product delays, limit the ability of customers to obtain credit to finance purchases of our products, lead to customer insolvencies, and also result in counterparty failures that may negatively impact our treasury operations. As a result, our business, financial condition and result of operations could be materially adversely affected in future periods as a result of economic downturns.

We have a history of losses and may not achieve or sustain profitability in the future.

From the time we began operations as a separate entity in 2004 until we emerged from reorganization proceedings in 2009, we generated significant net losses and did not generate a profit for a full fiscal year. We may increase spending and we currently expect to incur higher expenses in each of the next several quarters to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we cannot maintain profitability, the value of the enterprise may decline.

We emerged from Chapter 11 reorganization proceedings in 2009; because our consolidated financial statements reflect fresh-start accounting adjustments, our future consolidated financial statements will not be comparable in many respects to our financial information from prior periods.

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

As of January 31, 2012, 2,161 employees, or approximately 64.7% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

In April 2010, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth became effective. Certain designated businesses, including our Korean subsidiary, were required to submit plans to reduce greenhouse emissions and energy consumption. Our Korean subsidiary set emissions and consumption targets and negotiated an implementation plan in 2011 with Korean governmental authorities. Each year going forward, our Korean subsidiary is required to agree upon emissions and consumption targets with Korean governmental authorities and submit an independently-verified report of prior year compliance. If the targets agreed upon each year with Korean governmental authorities requires us to reduce our emissions or energy consumption, we could be subject to additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, that could adversely affect our financial position and results of operations.

We may need additional capital in the future, and such capital may not be available on acceptable terms or at all, which would have a material adverse effect on our business, financial condition and results of operations.

We may require more capital in the future from equity or debt financings to fund operating expenses, such as research and development costs, finance investments in equipment and infrastructure, acquire complementary businesses and technologies, and respond to competitive pressures and potential strategic opportunities. If we raise additional funds through further issuances of equity or other securities convertible into equity, our existing stockholders could suffer significant dilution, and any new shares we issue could have rights, preferences or privileges senior to those of the holders of our common stock. In addition, additional capital may not be available when needed or, if available, may not be available on favorable terms. In addition, our indebtedness limits our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2011, our total indebtedness was $201.4 million. Our substantial debt could have important consequences, including:

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through December 31, 2011, we recognized aggregate restructuring and impairment charges of $6.1 million, which consisted of $4.5 million of impairment charges and $1.6 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

The trading price of our common stock might be subject to wide fluctuations. Factors, some of which are beyond our control, that could affect the trading price of our common stock may include:

•	actual or anticipated variations in our results of operations from quarter to quarter or year to year;

•	announcements by us or our competitors of significant agreements, technological innovations or strategic alliances;

•	changes in recommendations or estimates by any securities analysts who follow our securities;

•	addition or loss of significant customers;

•	recruitment or departure of key personnel;

•	changes in economic performance or market valuations of competing companies in our industry;

•	price and volume fluctuations in the overall stock market;

•	market conditions in our industry, end markets and the economy as a whole;

•	subsequent sales of stock and other financings; and

•	litigation, legislation, regulation or technological developments that adversely affect our business.

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

Based upon the number of shares of common stock outstanding as of December 31, 2011, our executive officers, directors and funds affiliated with Avenue collectively beneficially owned approximately 55.0% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 56.3% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of December 31, 2011. In addition, Avenue currently has three employees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets

Our concentration of ownership will limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our non-sponsor stockholders do not view as beneficial. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

As of December 31, 2011, Avenue beneficially owned approximately 20,789,539 shares, or 54.0%, of our outstanding common stock, including shares of common stock issuable upon the exercise of outstanding options and warrants that are exercisable within sixty days of December 31, 2011. Accordingly, Avenue is able to control most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. Because of the equity ownership of Avenue, we are considered a “controlled company” for purposes of the NYSE listing requirements. As such, we are exempt from the NYSE corporate governance requirements that our board of directors meet the standards of independence established by those corporate governance requirements and exempt from the requirements that we have separate Compensation and Nominating and Corporate Governance Committees made up entirely of directors who meet such independence standards. We have chosen to utilize the exemption available for controlled companies. The NYSE independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest with management that could influence their actions as directors. It is possible that the interests of Avenue may in some circumstances conflict with our interests and the interests of our other stockholders.

There is a concentration of ownership of our common stock, and future sales of significant amounts of our common stock could negatively affect our stock price, even if our business is doing well.

As of December 31, 2011, Avenue beneficially owned approximately 20,789,539 shares, or 54.0%, of our outstanding common stock. All of our currently outstanding shares that were issued pursuant to Section 1145 of the U.S. Bankruptcy Code, including Avenue’s shares, are eligible for sale from time to time under Rule 144, Rule 701 or Section 4(1) of the Securities Act, subject only to the limitations on affiliate sales. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our manufacturing operations consist of three fabrication facilities located in Korea at two sites in Cheongju and one in Gumi. Our facilities have a combined capacity of approximately 136,000 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.11 to 2.0 micron. The Cheongju facilities have three main buildings totaling 164,058 square meters devoted to manufacturing and development. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

In addition to our fabrication facilities, we lease facilities in Seoul, Korea, and Cupertino, California. Each of these facilities includes administration, sales and marketing and research and development functions. We lease sales and marketing offices through our subsidiaries in several other countries.

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

A substantial majority of our assembly, test and packaging services for our Display Solutions business and all of such services for our Power Solutions business are outsourced with the balance handled in-house. Our independent providers of these services are located in Korea, China, Malaysia and Thailand. The relative cost of outsourced services, as compared to in-house services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.” Our common stock has not traded on the NYSE during any prior period. Our initial public offering price on March 10, 2011 was $14.00. On March 5, 2012, the last reported sales price of our common stock on the NYSE was $11.06 per share. The table below sets forth the reported high and low sales prices for our common stock since the MagnaChip Corporation IPO.

Price Range of Common Stock

	High	Low
Fiscal 2011
First Quarter	$14.62	$13.50
Second Quarter	$15.56	$11.26
Third Quarter	$11.74	$6.67
Fourth Quarter	$8.59	$5.10

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from March 11, 2011 through December 31, 2011. The graph assumes that $100 was invested on March 11, 2011 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since the MagnaChip Corporation IPO.

Comparison of 1 Year Cumulative Total Return*

Among MagnaChip Semiconductor Corporation, the S&P 500 Index and the PHLX (By Quarter)

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return To Stockholders (Including Reinvestment of Dividends)

Quarterly Return Percentage

	Quarter Ending
Company / Index	3/31/11	6/30/11	9/30/11	12/31/11
MagnaChip Semiconductor Corporation	-1.86%	-16.22%	-41.67%	11.31%
S&P 500 Index	1.80%	0.10%	-13.87%	11.82%
Philadelphia Semiconductor Index	2.21%	-6.18%	-17.43%	7.56%

Indexed Returns

	Base Period 3/11/11	Quarter Ending
Company / Index		3/31/11	6/30/11	9/30/11	12/31/11
MagnaChip Semiconductor Corporation	$100	$98.14	$82.23	$47.97	$53.39
S&P 500 Index	$100	$101.80	$101.90	$87.77	$98.14
Philadelphia Semiconductor Index	$100	$102.21	$95.90	$79.18	$85.17

Holders

The approximate number of record holders of our outstanding common stock as of February 29, 2012 was 72.

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

Recent Sales of Unregistered Securities

We have converted from a Delaware limited liability company into a Delaware corporation. At the time of the corporate conversion in March 2011, all of the outstanding common units of MagnaChip Semiconductor LLC were automatically converted into shares of our common stock and all of the outstanding warrants to purchase common units of MagnaChip Semiconductor LLC were automatically converted into warrants to purchase shares of our common stock. The issuance of common stock and warrants to purchase common stock to our members in the corporate conversion were exempt from registration under the Securities Act by virtue of the exemption provided under Section 3(a)(9) thereof as the common stock and warrants were exchanged by us with our existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The issuance of common stock and warrants also was exempt from registration under the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering or, with respect to certain of our existing security holders, Regulation S thereof as an issuance to non-U.S. persons in transactions that took place outside of the U.S. In addition, as part of our corporate conversion, we converted outstanding options to purchase common units of MagnaChip Semiconductor LLC into options to purchase shares of our common stock. The issuance of such options to purchase shares of our stock pursuant to such corporate conversion was exempt from registration in reliance upon exemptions from the registration requirements provided by Rule 701 under the Securities Act relating to transactions occurring under compensatory benefit plans or provided by Regulation S to non-U.S. persons in transactions that took place outside of the U.S.

Issuer Purchases of Equity Securities

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock, par value $0.01 per share. The program began on October 27, 2011 and will end on October 27, 2012 unless earlier terminated by our board. The program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. The following table summarizes our repurchases during the three months ended December 31, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2011	—	—	—	—
November 1 to November 30, 2011	656,935	$7.58	656,935	$30,008,946.20
December 1 to December 31, 2011	874,605	$7.84	874,605	$23,206,970.70

Total	1,531,540		1,531,540

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

We have derived the selected consolidated financial data as of December 31, 2011 and 2010 and for the year ended December 31, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009 from the historical audited consolidated financial statements of MagnaChip Semiconductor LLC included elsewhere in this Report. We have derived the selected consolidated financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 from the historical audited consolidated financial statements of MagnaChip Semiconductor LLC not included in this Report. The historical consolidated financial data for the year ended December 31, 2010 and the two-month period ended December 31, 2009 give retroactive effect to the corporate conversion. The historical results of MagnaChip Semiconductor Corporation for any prior period are not necessarily indicative of the results to be expected in any future period.

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

	Successor(1)			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two Month Period Ended December 31, 2009	Ten Month Period Ended October 25, 2009	Years Ended December 31,
					2008	2007
	(In millions, except per common unit/share data)
Statements of Operations Data:
Net sales	$772.8	$770.4	$111.1	$449.0	$601.7	$709.5
Cost of sales	538.5	526.8	90.4	311.1	445.3	578.9

Gross profit	234.3	243.6	20.7	137.8	156.4	130.7
Selling, general and administrative expenses	68.4	66.6	14.5	56.3	81.3	82.7
Research and development expenses	76.8	83.5	14.7	56.1	89.5	90.8
Restructuring and impairment charges	4.1	2.0	—	0.4	13.4	12.1
Special expense for IPO incentive	12.1	—	—	—	—	—

Operating income (loss) from continuing operations	72.9	91.4	(8.6)	25.0	(27.7)	(54.9)
Interest expense, net	(25.0)	(22.9)	(1.3)	(31.2)	(76.1)	(60.3)
Foreign currency gain (loss), net	(11.6)	14.7	9.3	43.4	(210.4)	(4.7)
Reorganization items, net	—	—	—	804.6	—	—
Loss on early extinguishment of senior notes	(5.5)	—	—	—	—	—
Others	(1.0)	(0.7)	—	—	—	—

	(43.1)	(8.9)	8.1	816.8	(286.5)	(65.0)

Income (loss) from continuing operations before income taxes	29.8	82.5	(0.5)	841.8	(314.3)	(120.0)
Income tax expenses	8.0	8.4	1.9	7.3	11.6	8.8

Income (loss) from continuing operations	21.8	74.1	(2.5)	834.5	(325.8)	(128.8)
Income (loss) from discontinued operations, net of taxes	—	—	0.5	6.6	(91.5)	(51.7)

Net income (loss)	$21.8	$74.1	$(2.0)	$841.1	$(417.3)	$(180.6)

Dividends accrued on preferred unit	—	—	—	6.3	13.3	12.0

Income (loss) from continuing operations attributable to common unit/share	$21.8	$74.1	$(2.5)	$828.2	$(339.1)	$(140.9)

Net income (loss) attributable to common unit/share	$21.8	$74.1	$(2.0)	$834.8	$(430.6)	$(192.6)

Per unit/share data:
Earnings (loss) from continuing operations per common unit/share—
Basic	$0.56	$1.96	$(0.07)	$15.65	$(6.43)	$(2.69)
Diluted	$0.55	$1.89	$(0.07)	$15.65	$(6.43)	$(2.69)
Earnings (loss) from discontinued operations per common unit/share—
Basic and diluted	$—	$—	$0.02	$0.12	$(1.73)	$(0.99)
Earnings (loss) per common unit/share—
Basic	$0.56	$1.96	$(0.05)	$15.77	$(8.16)	$(3.68)
Diluted	$0.55	$1.89	$(0.05)	$15.77	$(8.16)	$(3.68)
Weighted average number of common units/shares
Basic	38.776	37.836	37.608	52.923	52.769	52.297
Diluted	39.775	39.144	37.608	52.923	52.769	52.297
Balance Sheet Data (at period end):
Cash and cash equivalents	$162.1	$172.2	$64.9		$4.0	$64.3
Total assets	602.7	625.7	453.3		399.2	707.9
Total indebtedness(2)	201.4	246.9	61.8		845.0	830.0
Long-term obligations(3)	201.4	250.0	61.5		143.2	879.4
Stockholders’/Unitholders’ equity	166.7	162.9	215.7		(787.8)	(477.5)
Supplemental Data (unaudited):
Adjusted EBITDA(4)	$142.5	$157.9	$22.1	$76.6
Adjusted Net Income (Loss)(5)	66.4	89.2	13.3	9.3

(1)	As of October 25, 2009, the fresh-start adoption date, we adopted fresh-start accounting for our consolidated financial statements. Because of the emergence from reorganization proceedings and adoption of fresh-start accounting, the historical financial information for periods after October 25, 2009 is not fully comparable to periods before October 25, 2009. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Changes to Our Business.”

(2)	Total indebtedness is calculated as long and short-term borrowings, including the current portion of long-term borrowings.
(3)	Long-term obligations include long-term borrowings, capital leases and redeemable convertible preferred units.
(4)	We define Adjusted EBITDA as net income (loss) less income from discontinued operations, net of taxes, adjusted to exclude (i) depreciation and amortization associated with continuing operations, (ii) interest expense, net, (iii) income tax expenses, (iv) restructuring and impairment charges, (v) other restructuring charges, (vi) reorganization items, net, (vii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (viii) equity-based compensation expense, (ix) foreign currency loss (gain), net, (x) derivative valuation loss, net, (xi) one-time incentive payments in connection with the MagnaChip Corporation IPO and (xii) loss on early extinguishment of senior notes. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

•	Adjusted EBITDA eliminates the impact of a number of items that may be either one time or recurring items that we do not consider to be indicative of our core ongoing operating performance;

•	we believe that Adjusted EBITDA is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry;

•	we anticipate that our investor and analyst presentations after we are public will include Adjusted EBITDA; and

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

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
	(In millions)
Net income (loss)	$21.8	$74.1	$(2.0)	$841.1
Less: Income from discontinued operations, net of taxes	—	—	0.5	6.6

Income (loss) from continuing operations	21.8	74.1	(2.5)	834.5
Adjustments:
Depreciation and amortization associated with continuing operations	51.2	58.4	11.2	37.7
Interest expense, net	25.0	22.9	1.3	31.2
Income tax expenses	8.0	8.4	1.9	7.3
Restructuring and impairment charges(a)	4.1	2.0	—	0.4
Other restructuring charges(b)	—	—	—	13.3
Reorganization items, net(c)	—	—	—	(804.6)
Inventory step-up(d)	—	0.9	17.2	—
Equity-based compensation expense(e)	2.2	5.2	2.2	0.2
Foreign currency loss (gain), net(f)	11.6	(14.7)	(9.3)	(43.4)
Derivative valuation loss, net(g)	1.0	0.7	—	—
Special expense for IPO incentive(h)	12.1	—	—	—
Loss on early extinguishment of senior notes(i)	5.5	—	—	—

Adjusted EBITDA	$142.5	$157.9	$22.1	$76.6

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets, (ii) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting, and (iii) for 2009, termination benefits and other related costs, for the ten-month period ended October 25, 2009 in connection with the closure of one of our research and development facilities in Japan. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations and are comprised of a charge of $13.3 million for restructuring-related professional fees and related expenses for 2009. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.
(c)	This adjustment eliminates the impact of largely non-cash reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees, the revaluation of assets, the effects of the Chapter 11 reorganization plan and fresh-start accounting principles and the write-off of debt issuance costs. Included in reorganization items, net for the ten-month period ended October 25, 2009 was our predecessor’s gain recognized from the effects of our reorganization proceedings. The gain results from the difference between our predecessor’s carrying value of remaining pre-petition liabilities subject to compromise and the amounts to be distributed pursuant to the reorganization proceedings. The gain from the effects of the reorganization proceedings and the application of fresh-start accounting principles is comprised of the discharge of liabilities subject to compromise, net of the issuance of new common units and new warrants and the accrual of amounts to be settled in cash. For details regarding this adjustment, see Note 6 to the consolidated financial statements of MagnaChip Semiconductor Corporation included elsewhere in this Report. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our Chapter 11 reorganization.
(d)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(e)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(f)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(g)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(h)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(i)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

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

•

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income (loss) less income from discontinued operations, net of taxes, excluding (i) restructuring and impairment charges, (ii) other restructuring charges, (iii) reorganization items, net, (iv) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (v) equity-based compensation expense, (vi) amortization of intangibles associated with continuing operations, (vii) foreign currency loss (gain), net, (viii) derivative valuation loss, net, (ix) one-time incentive payments in connection with the MagnaChip Corporation IPO and (x) loss on early extinguishment of senior notes.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
		(In millions)
Net income (loss)	$21.8	$74.1	$(2.0)	$841.1
Less: Income from discontinued operations, net of taxes	—	—	0.5	6.6

Income (loss) from continuing operations	21.8	74.1	(2.5)	834.5
Adjustments:
Restructuring and impairment charges(a)	4.1	2.0	—	0.4
Other restructuring charges(b)	—	—	—	13.3
Reorganization items, net(c)	—	—	—	(804.6)
Inventory step-up(d)	—	0.9	17.2	—
Equity-based compensation expense(e)	2.2	5.2	2.2	0.2
Amortization of intangibles associated with continuing operations(f)	8.1	21.0	5.6	8.8
Foreign currency loss (gain), net(g)	11.6	(14.7)	(9.3)	(43.4)
Derivative valuation loss, net(h)	1.0	0.7	—	—
Special expense for IPO incentive(i)	12.1	—	—	—
Loss on early extinguishment of senior notes(j)	5.5	—	—	—

Adjusted Net Income (Loss)	$66.4	$89.2	$13.3	$9.3

(a)

This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets, (ii) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting and (iii) for 2009, termination benefits and other related costs, for the ten-month period ended October 25, 2009 in connection with the closure of one of our research and development facilities in Japan. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations and comprised of a charge of $13.3 million for restructuring-related professional fees and related expenses for 2009. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.
(c)	This adjustment eliminates the impact of largely non-cash reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees, the revaluation of assets, the effects of the Chapter 11 reorganization plan and fresh-start accounting principles and the write-off of debt issuance costs. Included in reorganization items, net for the ten-month period ended October 25, 2009 was our predecessor’s gain recognized from the effects of our reorganization proceedings. The gain results from the difference between our predecessor’s carrying value of remaining pre-petition liabilities subject to compromise and the amounts to be distributed pursuant to the reorganization proceedings. The gain from the effects of the reorganization proceedings and the application of fresh-start accounting principles is comprised of the discharge of liabilities subject to compromise, net of the issuance of new common units and new warrants and the accrual of amounts to be settled in cash. For details regarding this adjustment, see Note 6 to the consolidated financial statements of MagnaChip Semiconductor Corporation included elsewhere in this Report. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our reorganization proceedings.
(d)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(e)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(f)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(g)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(h)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(i)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(j)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 2,975 registered novel patents and 425 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

Our wide variety of analog and mixed-signal semiconductor products and manufacturing services combined with our deep technology platform allows us to address multiple high-growth end markets and to rapidly develop and introduce new products and services in response to market demands. Our substantial manufacturing operations in Korea and design center in Korea place us at the core of the global consumer electronics supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs and allows us to better service and capture additional demand from existing and new customers.

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

Controls and Procedures

In connection with the audits of our consolidated financial statements for the ten-month period ended October 25, 2009 and two-month period ended December 31, 2009, our independent registered public accounting firm reported two control deficiencies which represented a material weakness in our internal control over financial reporting. The two control deficiencies were that we did not have a sufficient number of financial personnel with requisite financial accounting experience and that our internal controls over non-routine transactions were not effective to ensure that accounting considerations are identified and appropriately recorded. We identified and took steps to remediate this material weakness. Based on assessments of the remediation actions taken, our management concluded that those two control deficiencies which represented a material weakness no longer existed as of December 31, 2010. See “Item 9A. Controls and Procedures” for management’s remediation initiatives.

Recent Developments

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

On April 9, 2010, we completed the sale of $250.0 million in aggregate principal amount of 10.500% senior notes due 2018, which we refer to as the senior notes. Of the $238.4 million of net proceeds, $130.7 million was used to make a distribution to our equityholders and $61.6 million was used to repay all outstanding borrowings under our term loan. The remaining proceeds of $46.1 million were retained to fund working capital and for general corporate purposes.

In March 2011, we completed an initial public offering, which we refer to as the “MagnaChip Corporation IPO,” of 9,500,000 shares of common stock, and we listed on the NYSE. All shares were sold in the form of depositary shares and each depositary share represented an ownership interest in one share of common stock. Of the 9,500,000 shares, 950,000 shares were newly issued by us and 8,550,000 shares were sold by selling stockholders. All outstanding depositary shares were automatically cancelled on April 24, 2011 and the underlying shares of common stock were issued to the holders of such cancelled depositary shares. We received $12.4 million of proceeds from the issuance of the new shares of common stock after deducting underwriters’ discounts and commissions, and we did not receive any proceeds from the sale of shares of common stock offered by the selling stockholders. We incurred $10.8 million of MagnaChip Corporation IPO expenses that were recorded as decrease of additional paid-in capital in our consolidated balance sheets.

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

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. The stock repurchase program began on October 27, 2011 and will end on October 27, 2012 unless earlier terminated by our board. The stock repurchase program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. As of December 31, 2011, we had purchased 1,531,540 shares of our common stock in the open market at an aggregate cost of $11.8 million.

On March 2, 2012, our Korean subsidiary, MagnaChip Semiconductor, Ltd., acquired certain assets and liabilities of a privately-held semiconductor company that designs and manufactures IGBT, Fast Recovery Diode and MOSFET modules.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 43.9%, 39.7% and 50.5% of our net sales for the fiscal years ended December 31, 2011, 2010 and 2009 (on a combined basis), respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our Power Solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 12.0%, 7.4% and 2.2% of our net sales for the fiscal years ended December 31, 2011, 2010 and 2009 (on a combined basis), respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 278 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 43.8%, 52.6% and 46.7% of our net sales for the fiscal years ended December 31, 2011, 2010 and 2009 (on a combined basis), respectively.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) less income from discontinued operations, net of taxes, adjusted to exclude (i) depreciation and amortization associated with continuing operations, (ii) interest expense, net, (iii) income tax expenses, (iv) restructuring and impairment charges, (v) other restructuring charges, (vi) reorganization items, net, (vii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (viii) equity-based compensation expense, (ix) foreign currency loss (gain), net, (x) derivative valuation loss, net, (xi) one-time incentive payments in connection with the MagnaChip Corporation IPO and (xii) loss on early extinguishment of senior notes.

We define Adjusted Net Income as net income (loss) less income from discontinued operations, net of taxes, excluding (i) restructuring and impairment charges, (ii) other restructuring charges, (iii) reorganization items, net, (iv) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (v) equity-based compensation expense, (vi) amortization of intangibles associated with continuing operations, (vii) foreign currency loss (gain), net, (viii) derivative valuation loss, net, (ix) one-time incentive payments in connection with the MagnaChip Corporation IPO and (x) loss on early extinguishment of senior notes.

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

Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2011 were $142.5 million and $66.4 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2010 were $157.9 million and $89.2 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the combined twelve-month period ended December 31, 2009 were $98.7 million and $22.6 million, respectively

Factors Affecting Our Results of Operations

Net Sales. We derive a majority of our sales (net of sales returns and allowances) from three reportable segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Hong Kong, Japan, Korea, Taiwan, China and the United States. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of rental income and the disposal of waste materials and, to a limited extent in 2011, semiconductor processing services for one customer where we completed a limited number of process steps, rather than the entire production process, which we refer to as unit processing.

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2011 and 2010, our net sales to our ten largest customers represented 63% and 63% of our net sales, respectively. We have a combined production capacity of over 136,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2011, approximately 98.4% of our employees were eligible for severance benefits.

Depreciation Expense. We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. We depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to five to 12 years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying values of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.

Prior to July 1, 2011, we depreciated machinery and measurement equipment using the straight-line method over 5 to 10 years. However, based on an evaluation of the appropriateness of depreciable lives including a review of historical usage and an expansion of our Power Solutions business, we determined that machinery and measurement equipment have a longer life than previously estimated. As a result, we changed the estimate of depreciable lives for machinery and measurement equipment to 10 to 12 years. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with ASC 250-10-45, “Accounting Changes and Error Corrections,” the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2011. As a result of the change in the estimated life of machinery and measurement equipment, cost of sales was $4.8 million lower, net income was $5.2 million higher and net income per diluted share was $0.13 higher for the year ended December 31, 2011.

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

Interest Expense, Net. Our interest expense was incurred primarily under our senior notes. In April 2010, we repaid our term loan with a portion of the proceeds from our sale of $250.0 million in aggregate principal amount of 10.500% senior notes due 2018. We repurchased $35.0 million and $11.3 million of such senior notes in May and September 2011, respectively.

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

Foreign Currency Gain or Loss. Foreign currency translation gains or losses on transactions by us or our subsidiaries in a currency other than our or our subsidiaries’ functional currency are included in our statements of operations as a component of other income (expense). A substantial portion of this net foreign currency gain or loss relates to non-cash translation gain or loss related to the principal balance of intercompany balances at our Korean subsidiary that are denominated in U.S. dollars. This gain or loss results from fluctuations in the exchange rate between the Korean won and U.S. dollar.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions including Korea. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in U.S. dollars and as a percentage of our net sales:

	Successor Company						Predecessor Company
	Year Ended December 31, 2011		Year Ended December 31, 2010		Two-Month Period Ended December 31, 2009		Ten-Month Period Ended October 25, 2009
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
				(In millions)
Consolidated statements of operations data:
Net sales	$772.8	100.0%	$770.4	100.0%	$111.1	100.0%	$449.0	100.0%
Cost of sales	538.5	69.7	526.8	68.4	90.4	81.4	311.1	69.3

Gross profit	234.3	30.3	243.6	31.6	20.7	18.6	137.8	30.7
Selling, general and administrative expenses	68.4	8.8	66.6	8.6	14.5	13.1	56.3	12.5
Research and development expenses	76.8	9.9	83.5	10.8	14.7	13.3	56.1	12.5
Restructuring and impairment charges	4.1	0.5	2.0	0.3	—	—	0.4	0.1
Special expense for IPO incentive	12.1	1.6	—	—	—	—	—	—

Operating income (loss) from continuing operations	72.9	9.4	91.4	11.9	(8.6)	(7.7)	25.0	5.6
Interest expense, net	(25.0)	(3.2)	(22.9)	(3.0)	(1.3)	(1.1)	(31.2)	(6.9)
Foreign currency gain (loss), net	(11.6)	(1.5)	14.7	1.9	9.3	8.4	43.4	9.7
Reorganization items, net	—	—	—	—	—	—	804.6	179.2
Loss on early extinguishment of senior notes	(5.5)	(0.7)	—	—	—	—	—	—
Others	(1.0)	(0.1)	(0.7)	(0.1)	—	—	—	—

	(43.1)	(5.6)	(8.9)	(1.2)	8.1	7.3	816.8	181.9

Income (loss) from continuing operations before income taxes	29.8	3.9	82.5	10.7	(0.5)	(0.5)	841.8	187.5
Income tax expenses	8.0	1.0	8.4	1.1	1.9	1.8	7.3	1.6

Income (loss) from continuing operations	21.8	2.8	74.1	9.6	(2.5)	(2.2)	834.5	185.9
Income from discontinued operations, net of taxes	—	—	—	—	0.5	0.5	6.6	1.5

Net income (loss)	$21.8	2.8%	$74.1	9.6%	$(2.0)	(1.8)%	$841.1	187.3%

Net Sales:
Display Solutions	$339.0	43.9%	$305.9	39.7%	$51.0	46.0%	$231.9	51.6%
Power Solutions	92.5	12.0	57.3	7.4	4.7	4.3	7.6	1.7
Semiconductor Manufacturing Services	338.3	43.8	405.2	52.6	54.8	49.3	206.7	46.0
All other	3.0	0.4	2.1	0.3	0.5	0.5	2.8	0.6

	$772.8	100.0%	$770.4	100.0%	$111.1	100.0%	$449.0	100.0%

Results of Operations—Comparison of Years Ended December 31, 2011 and 2010

The following table sets forth consolidated results of operations for the year ended December 31, 2011 and 2010:

	Successor Company
	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$772.8	100.0%	$770.4	100.0%	$2.4
Cost of sales	538.5	69.7	526.8	68.4	11.7

Gross profit	234.3	30.3	243.6	31.6	(9.3)

Selling, general and administrative expenses	68.4	8.8	66.6	8.6	1.8
Research and development expenses	76.8	9.9	83.5	10.8	(6.7)
Restructuring and impairment charges	4.1	0.5	2.0	0.3	2.1
Special expense for IPO incentive	12.1	1.6	—	—	12.1

Operating income (loss) from continuing operations	72.9	9.4	91.4	11.9	(18.6)

Interest expense, net	(25.0)	(3.2)	(22.9)	(3.0)	(2.1)
Foreign currency gain (loss), net	(11.6)	(1.5)	14.7	1.9	(26.3)
Loss on early extinguishment of senior notes	(5.5)	(0.7)	—	—	(5.5)
Others	(1.0)	(0.1)	(0.7)	(0.1)	(0.3)

	(43.1)	(5.6)	(8.9)	(1.2)	(34.2)

Income (loss) from continuing operations before income taxes	29.8	3.9	82.5	10.7	(52.8)
Income tax expenses	8.0	1.0	8.4	1.1	(0.4)

Net income	$21.8	2.8%	$74.1	9.6%	$(52.3)

Net Sales

	Successor Company
	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$339.0	43.9%	$305.9	39.7%	$33.1
Power Solutions	92.5	12.0	57.3	7.4	35.2
Semiconductor Manufacturing Services	338.3	43.8	405.2	52.6	(66.9)
All other	3.0	0.3	2.1	0.3	1.0

	$772.8	100.0%	$770.4	100.0%	$2.4

Net sales were $772.8 million for the year ended December 31, 2011, a $2.4 million, or 0.3%, increase compared to $770.4 million for the year ended December 31, 2010.

Display Solutions. Net sales from our Display Solutions segment were $339.0 million for the year ended December 31, 2011, a $33.1 million, or 10.8%, increase compared to $305.9 million for the year ended December 31, 2010. The increase was primarily due to a 4.6% increase in product sales volume related to higher demand for certain consumer electronics products such as digital televisions, PCs and smart phones and a 4.5% increase in average selling prices due to an improved product mix.

Power Solutions. Net sales from our Power Solutions segment were $92.5 million for the year ended December 31, 2011, a $35.2 million, or 61.6%, increase compared to $57.3 million for the year ended December 31, 2010. The increase was primarily due to a 56.5% increase in sales volume and a 3.3 % increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we expanded this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $338.3 million for the year ended December 31, 2011, a $66.9 million, or 16.5%, decrease compared to $405.2 million for the year ended December 31, 2010. This decrease was primarily due to a 23.3% decrease in sales volume of eight-inch equivalent wafers driven by weak market demand, which was partially offset by a 7.0% increase in average selling prices due to an improved product mix of advanced process geometry.

All Other. Net sales from All other were $3.0 million for the year ended December 31, 2011, a $1.0 million, or 47.3%, increase compared to $2.1 million for the year ended December 31, 2010. This increase resulted from the disposal of waste materials.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the year ended December 31, 2011, and 2010:

	Successor Company
	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$397.3	51.4%	$379.1	49.2%	$18.2
Asia Pacific	218.2	28.2	222.1	28.8	(3.9)
Japan	58.2	7.5	57.4	7.5	0.8
North America	81.7	10.6	95.2	12.4	(13.5)
Europe	14.0	1.8	14.9	1.9	(0.9)
Africa	3.4	0.5	1.7	0.2	1.7

	$772.8	100.0%	$770.4	100.0%	$2.4

Net sales in Korea for the year ended December 31, 2011 increased from $379.1 million to $397.3 million compared to the year ended December 31, 2010, or by $18.2 million, or 4.8%, primarily due to increased demand in the market for Display Solution products. Net sales in North America for the year ended December 31, 2011 decreased from $95.2 million to $81.7 million compared to the year ended December 31, 2010, or by $13.5 million, or 14.1%, primarily due to decreased demand for Semiconductor Manufacturing Services products.

Gross Profit

Total gross profit was $234.3 million for the year ended December 31, 2011 compared to $243.6 million for the year ended December 31, 2010, a $9.3 million, or 3.8%, decrease. Gross profit as a percentage of net sales for the year ended December 31, 2011 decreased to 30.3% compared to 31.6% for the year ended December 31, 2010. This decrease in gross margin was primarily attributable to an increase in unit cost of sales resulting from lower utilization of manufacturing facilities in our Semiconductor Manufacturing Services segment. Cost of sales for the year ended December 31, 2011 increased by $11.7 million compared to the year ended December 31, 2010. The increase in cost of sales was primarily due to a $13.2 million increase in subcontractor costs due to the increased sales volume in our Power Solutions segment and Display Solutions segment, which was partially offset by a $5.2 million decrease in material costs due to lower sales volume driven by our Semiconductor Manufacturing Services segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $68.4 million, or 8.8% of net sales for the year ended December 31, 2011, compared to $66.6 million, or 8.6% of net sales for the year ended December 31, 2010.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2011 were $76.8 million, a decrease of $6.7 million, or 8.1%, from $83.5 million for the year ended December 31, 2010. This decrease was primarily due to a $8.5 million decrease in depreciation and amortization expenses due to fully amortized existing technology in 2010. Research and development expenses as a percentage of net sales were 9.9% in the year ended December 31, 2011, compared to 10.8% in the year ended December 31, 2010.

Restructuring and Impairment Charges. Restructuring and impairment charges increased by $2.1 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. Restructuring charges of $1.6 million recorded for the year ended December 31, 2011 were related to the closure of our research and development center in Japan and sales subsidiary in U.K. Impairment charges of $2.5 million for the year ended December 31, 2011 consisted of $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, and $0.5 million from one abandoned system project. Impairment charges of $2.0 million recorded in the year ended December 31, 2010 were related to impairment of in-process research and development projects, which were accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting.

Special expense for the MagnaChip Corporation IPO Incentive. We previously stated our intention to use part of the net proceeds from the MagnaChip Corporation IPO to make incentive payments to all employees, excluding management. The payment of such employee incentives was contingent upon the consummation of the MagnaChip Corporation IPO. We paid the MagnaChip Corporation IPO incentives in March 2011.

Operating Income

As a result of the foregoing, operating income decreased by $18.6 million, or 20.2%, in the year ended December 31, 2011 compared to the year ended December 31, 2010. As discussed above, the decrease in operating income primarily resulted from the payment of a $12.1 million incentive in connection with the MagnaChip Corporation IPO, a $2.1 million increase in restructuring and impairment charges, a $9.3 million decrease in gross profit and a $1.8 million increase in selling, general and administrative expenses, which were partially offset by a $6.7 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $25.0 million during the year ended December 31, 2011, an increase of $2.1 million compared to $22.9 million for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 was incurred primarily under our $250.0 million principal amount senior notes issued on April 9, 2010. We repurchased $35.0 million and $11.3 million out of $250.0 million aggregate principal amount of our senior notes on May 16 and September 19, 2011, respectively. Interest expense for the year ended December 31, 2010 was incurred under our $250.0 million principal amount senior notes issued on April 9, 2010 and partially incurred under our $61.6 million principal amount of new term loan, which was fully repaid on April 9, 2010.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the year ended December 31, 2011 was $11.6 million, compared to net foreign currency gain of $14.7 million for the year December 31, 2010. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,153.3:1 and 1,138.9:1 using the first base rate as of December 31, 2011 and December 31, 2010, respectively, as quoted by the Korea Exchange Bank.

Loss on early extinguishment of senior notes. We repurchased $35.0 million and $11.3 million out of $250.0 million aggregate principal amount of our senior notes originally outstanding on May 16 and September 19, 2011, respectively. We recognized $5.5 million of loss on early extinguishment of our senior notes, which consisted of $4.0 million from repurchase premium, $0.6 million from write-off of discounts, $0.6 million from write-off of debt issuance costs and $0.3 million from incurrence of direct legal and advisory service fees.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net loss on valuation of derivatives for the year ended December 31, 2011 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses. Income tax expenses for the year ended December 31, 2011 were $8.0 million, compared to income tax expenses of $8.4 million for the year ended December 31, 2010. Income tax expenses for the year ended December 31, 2011 were comprised of $0.2 million of current income tax expenses, net incurred in various jurisdictions in which our overseas subsidiaries are located, $5.9 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, $0.6 million of additional recognition of liabilities for uncertain tax positions and a $1.3 million income tax effect from the change of deferred tax assets.

Net Income (Loss)

As a result of the foregoing, net income decreased by $52.3 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. As discussed above, the decrease in net income was primarily due to a $26.3 million decrease in foreign currency gain, a $18.6 million decrease in operating income, a $2.1 million increase in interest expenses and a $5.5 million of loss on early extinguishment of senior notes, which were partially offset by a $0.4 million decrease in income tax expenses.

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

Net sales were $770.4 million for the year ended December 31, 2010, a $210.3 million, or 37.6%, increase compared to $560.1 million for the combined twelve-month period ended December 31, 2009, or $111.1 million for the two-month period ended December 31, 2009 and $449.0 million for the ten-month period ended

October 25, 2009. This increase was primarily due to increases in our product sales volume driven by overall business recovery in the market and an improved product mix, which were partially offset by a decrease in average selling prices.

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

Gross Profit

Total gross profit was $243.6 million for the year ended December 31, 2010 compared to $158.5 million for the combined twelve-month period ended December 31, 2009, or $20.7 million for the two-month period ended December 31, 2009 and $137.8 million for the ten-month period ended October 25, 2009, a $85.0 million, or 53.6%, increase. Gross profit as a percentage of net sales for the year ended December 31, 2010 increased to 31.6% compared to 28.3% for the combined twelve-month period ended December 31, 2009. This increase in gross margin was primarily attributable to increased sales volume and a positive favorable impact on cost of sales in 2010 by the fresh-start inventory valuation, partially offset by lower average selling prices, which adversely impacted cost of sales to a greater extent than the favorable impact on net sales. Cost of sales for the year ended December 31, 2010 increased by $125.3 million compared to the combined twelve-month period ended December 31, 2009. The increase in cost of sales was primarily due to a $27.0 million increase in material costs, a $40.0 million increase in labor costs resulting from the increased sales volume and the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009, a $16.9 million increase in subcontractor costs due to the increased sales volume and a $22.4 million increase in overhead costs related to maintenance, repair and supplies expense incurred for maintaining higher levels of utilization of our manufacturing facilities.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $66.6 million, or 8.6% of net sales for the year ended December 31, 2010, compared to $70.8 million, or 12.6% of net sales for the combined twelve-month period ended December 31, 2009. The decrease of $4.2 million, or 5.9%, was primarily attributable to a $15.3 million decrease in outside service expenses, primarily due to a decrease in restructuring-related professional fees and related expenses. These decreases were partially offset by a $7.3 million increase in salaries and severance benefits resulting from the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2010 were $83.5 million, an increase of $12.6 million, or 17.8%, from $70.9 million for the combined twelve-month period ended December 31, 2009. This increase was due to a $5.1 million increase in salaries and related expenses resulting from the reinstatement of our salary levels from our company-wide voluntary salary reductions that were in effect in the first half of 2009, a $1.9 million increase in material costs, a $1.1 million increase in outside service fees and a $4.2 million increase in amortization expenses due to the write-up of our intangible assets in accordance with fresh-start accounting. These increases were partially offset by a $5.3 million decrease in costs transferred from manufacturing to research and development expenses due to improved facilities utilization resulting from our higher net sales. Research and development expenses as a percentage of net sales were 10.8% in the year ended December 31, 2010, compared to 12.7% in the combined twelve-month period ended December 31, 2009.

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

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net income (loss) less income from discontinued operations, net of taxes, adjusted to exclude (i) depreciation and amortization associated with continuing operations, (ii) interest expense, net, (iii) income tax expenses, (iv) restructuring and impairment charges, (v) other restructuring charges, (vi) reorganization items, net, (vii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (viii) equity-based compensation expense, (ix) foreign currency loss (gain), net, (x) derivative valuation loss, net, (xi) one-time incentive payments in connection with the MagnaChip Corporation IPO and (xii) loss on early extinguishment of senior notes. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

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

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two- Month Period Ended December 31, 2009	Ten- Month Period Ended October 25, 2009
	(In millions)
Net income (loss)	$21.8	$74.1	$(2.0)	$841.1
Less: Income from discontinued operations, net of taxes	—	—	0.5	6.6

Income (loss) from continuing operations	21.8	74.1	(2.5)	834.5
Adjustments:
Depreciation and amortization associated with continuing operations	51.2	58.4	11.2	37.7
Interest expense, net	25.0	22.9	1.3	31.2
Income tax expenses	8.0	8.4	1.9	7.3
Restructuring and impairment charges(a)	4.1	2.0	—	0.4
Other restructuring charges(b)	—	—	—	13.3
Reorganization items, net(c)	—	—	—	(804.6)
Inventory step-up(d)	—	0.9	17.2	—
Equity-based compensation expense(e)	2.2	5.2	2.2	0.2
Foreign currency loss (gain), net(f)	11.6	(14.7)	(9.3)	(43.4)
Derivative valuation loss, net(g)	1.0	0.7	—	—
Special expense for IPO incentive(h)	12.1	—	—	—
Loss on early extinguishment of senior notes(i)	5.5	—	—	—

Adjusted EBITDA	$142.5	$157.9	$22.1	$76.6

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets, (ii) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting and (iii) for 2009, termination benefits and other related costs, for the ten-month period ended October 25, 2009 in connection with the closure of one of our research and development facilities in Japan. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)

This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations and comprised of a charge of $13.3 million for restructuring-related professional fees and related expenses for 2009. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.
(c)	This adjustment eliminates the impact of largely non-cash reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees, the revaluation of assets, the effects of the Chapter 11 reorganization plan and fresh-start accounting principles and the write-off of debt issuance costs. Included in reorganization items, net for the ten-month period ended October 25, 2009 was our predecessor’s gain recognized from the effects of our reorganization proceedings. The gain results from the difference between our predecessor’s carrying value of remaining pre-petition liabilities subject to compromise and the amounts to be distributed pursuant to the reorganization proceedings. The gain from the effects of the reorganization proceedings and the application of fresh-start accounting principles is comprised of the discharge of liabilities subject to compromise, net of the issuance of new common units and new warrants and the accrual of amounts to be settled in cash. For details regarding this adjustment, see Note 6 to the consolidated financial statements of MagnaChip Semiconductor Corporation included elsewhere in this report. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our Chapter 11 reorganization.
(d)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(e)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(f)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(g)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(h)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(i)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

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

•

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income (loss) less income from discontinued operations, net of taxes, excluding (i) restructuring and impairment charges, (ii) other restructuring charges, (iii) reorganization items, net, (iv) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (v) equity-based compensation expense, (vi) amortization of intangibles associated with continuing operations, (vii) foreign currency loss (gain), net, (viii) derivative valuation loss, net, (ix) one-time incentive payments in connection with the MagnaChip Corporation IPO and (x) loss on early extinguishment of senior notes.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
	(In millions)
Net income (loss)	$21.8	$74.1	$(2.0)	$841.1
Less: Income from discontinued operations, net of taxes	—	—	0.5	6.6

Income (loss) from continuing operations	21.8	74.1	(2.5)	834.5
Adjustments:
Restructuring and impairment charges(a)	4.1	2.0	—	0.4
Other restructuring charges(b)	—	—	—	13.3
Reorganization items, net(c)	—	—	—	(804.6)
Inventory step-up(d)	—	0.9	17.2	—
Equity-based compensation expense(e)	2.2	5.2	2.2	0.2
Amortization of intangibles associated with continuing operations(f)	8.1	21.0	5.6	8.8
Foreign currency loss (gain), net(g)	11.6	(14.7)	(9.3)	(43.4)
Derivative valuation loss, net(h)	1.0	0.7	—	—
Special expense for IPO incentive(i)	12.1	—	—	—
Loss on early extinguishment of senior notes(j)	5.5	—	—	—

Adjusted Net Income	$66.4	$89.2	$13.3	$9.3

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets, (ii) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting and (iii) for 2009, termination benefits and other related costs, for the ten-month period ended October 25, 2009 in connection with the closure of one of our research and development facilities in Japan. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar facility closures and market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment relates to certain restructuring charges that are not included in the restructuring and impairment charges line item on our consolidated statements of operations. These items are included in selling, general and administrative expenses in our consolidated statements of operations and comprised of a charge of $13.3 million for restructuring-related professional fees and related expenses for 2009. We do not believe these other restructuring charges are indicative of our core ongoing operating performance because these charges were related, in significant part, to actions we took in response to the impacts on our business resulting from the global economic recession that persisted through 2008 and 2009. We cannot guarantee that similar charges will not be incurred in the future.

(c)	This adjustment eliminates the impact of largely non-cash reorganization income and expense items directly associated with our reorganization proceedings from our ongoing operations including, among others, professional fees, the revaluation of assets, the effects of the Chapter 11 reorganization plan and fresh-start accounting principles and the write-off of debt issuance costs. Included in reorganization items, net for the ten-month period ended October 25, 2009 was our predecessor’s gain recognized from the effects of our reorganization proceedings. The gain results from the difference between our predecessor’s carrying value of remaining pre-petition liabilities subject to compromise and the amounts to be distributed pursuant to the reorganization proceedings. The gain from the effects of the reorganization proceedings and the application of fresh-start accounting principles is comprised of the discharge of liabilities subject to compromise, net of the issuance of new common units and new warrants and the accrual of amounts to be settled in cash. For details regarding this adjustment, see note 6 to the consolidated financial statements of MagnaChip Semiconductor Corporation included elsewhere in this report. We do not believe these items are indicative of our core ongoing operating performance because they were incurred as a result of our reorganization proceedings.
(d)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(e)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(f)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(g)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(h)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(i)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(j)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

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

Periodic Results of Operations

The following tables set forth unaudited selected consolidated financial data for each of the quarters in the eight-quarter period ended December 31, 2011. The information for each of these periods has been prepared on the same basis as the audited financial statements included elsewhere in this Report and, in the opinion of management, includes adjustments for normal recurring items, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Report. These operating results are not necessarily indicative of our operating results for any future period.

	Successor (1)
	Three months ended
	December 31, 2011*	September 30, 2011*	June 30, 2011*	March 31, 2011*	December 31, 2010*	September 30, 2010*	June 30, 2010*	March 31, 2010*
	(In millions)
Statements of Operations Data:
Net sales	$180.8	$200.4	$203.7	$187.9	$186.8	$209.4	$194.7	$179.5
Cost of sales	129.3	140.3	137.5	131.4	126.4	140.1	130.2	130.1

Gross profit	51.5	60.1	66.2	56.5	60.4	69.3	64.5	49.4

Selling, general and administrative expenses	17.5	17.9	17.5	15.4	16.6	16.2	16.0	17.9
Research and development expenses	18.7	19.0	20.6	18.5	19.3	23.1	20.5	20.5
Restructuring and impairment charges	—	1.6	2.5	—	1.0	0.4	0.3	0.3
Special expense for IPO incentive	—	—	—	12.1	—	—	—	—

Operating income	15.3	21.6	25.6	10.4	23.5	29.6	27.8	10.6

Interest expense, net	(5.6)	(5.9)	(6.4)	(7.1)	(7.0)	(7.3)	(6.6)	(2.0)
Foreign currency gain (loss), net	16.8	(68.1)	18.2	21.4	—	41.4	(48.3)	21.6
Loss on early extinguishment of senior notes	—	(1.4)	(4.1)	—	—	—	—	—
Others	(0.9)	(0.5)	0.2	0.2	—	0.3	(1.0)	(0.1)

	10.3	(75.8)	8.0	14.4	(7.0)	34.4	(55.8)	19.5
Income (loss) before income taxes	25.6	(54.2)	33.6	24.8	16.5	64.0	(28.0)	30.1
Income tax expenses (benefits)	1.9	1.8	2.0	2.4	4.2	2.5	2.7	(1.0)

Net income (loss)	$23.7	$(56.0)	$31.6	$22.5	$12.3	$61.5	$(30.7)	$31.1

Earning (loss) per share/unit—
Basic	$0.61	$(1.43)	$0.81	$0.59	$0.32	$1.63	$(0.81)	$0.82
Diluted	$0.61	$(1.43)	$0.78	$0.57	$0.31	$1.57	$(0.81)	$0.81

Supplemental Data (unaudited):
Adjusted EBITDA(2)	$24.5	$36.8	$44.1	$37.1	$39.7	$45.7	$43.8	$28.7
Adjusted Net Income(3)	10.1	18.2	22.4	15.7	17.4	26.2	25.7	19.9

*	Derived from our unaudited interim consolidated financial statements.

(1)	As of October 25, 2009, the fresh-start adoption date, we adopted fresh-start accounting for our consolidated financial statements. Because of the emergence from reorganization proceedings and adoption of fresh-start accounting, the historical financial information for periods after October 25, 2009 is not fully comparable to periods before October 25, 2009.
(2)	We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (vi) equity-based compensation expense, (vii) foreign currency loss (gain), net, (viii) derivative valuation loss (gain), net, (ix) one-time incentive payments in connection with the MagnaChip Corporation IPO and (x) loss on early extinguishment of senior notes. A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Successor
	Three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In millions)
Net income (loss)	$23.7	$(56.0)	$31.6	$22.5	$12.3	$61.5	$(30.7)	$31.1
Adjustments:
Depreciation and amortization	8.9	13.0	15.4	13.9	14.1	14.3	14.5	15.5
Interest expense, net	5.6	5.9	6.4	7.1	7.0	7.3	6.6	2.0
Income tax expenses (benefits)	1.9	1.8	2.0	2.4	4.2	2.5	2.7	(1.0)
Restructuring and impairment charges(a)	—	1.6	2.5	—	1.0	0.4	0.3	0.3
Inventory step-up(b)	—	—	—	—	—	—	—	0.9
Equity-based compensation expense(c)	0.3	0.6	0.6	0.6	1.2	1.3	1.3	1.5
Foreign currency loss (gain), net(d)	(16.8)	68.1	(18.2)	(21.4)	—	(41.4)	48.3	(21.6)
Derivative valuation loss (gain), net(e)	0.9	0.5	(0.2)	(0.2)	—	(0.3)	1.0	0.1
Special expense for IPO incentive(f)	—	—	—	12.1	—	—	—	—
Loss on early extinguishment of senior notes(g)	—	1.4	4.1	—	—	—	—	—

Adjusted EBITDA	$24.5	$36.8	$44.1	$37.1	$39.7	$45.7	$43.8	$28.7

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets, and (ii) for 2010, impairment charges of an aggregate of $2.0 million recorded, of which an aggregate of $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and an aggregate of $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting.

(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(g)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.
(3)	We define Adjusted Net Income as net income (loss), excluding (i) restructuring and impairment charges, (ii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (iii) equity-based compensation expense, (iv) amortization of intangibles, (v) foreign currency loss (gain), net, (vi) derivative valuation loss (gain), net, (vii) one-time incentive payments in connection with the MagnaChip Corporation IPO and (viii) loss on early extinguishment of senior notes. The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor
	Three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In millions)
Net income (loss)	$23.7	$(56.0)	$31.6	$22.5	$12.3	$61.5	$(30.7)	$31.1
Adjustments:
Restructuring and impairment charges(a)	—	1.6	2.5	—	1.0	0.4	0.3	0.3
Inventory step-up(b)	—	—	—	—	—	—	—	0.9
Equity-based compensation expense(c)	0.3	0.6	0.6	0.7	1.2	1.3	1.3	1.5
Amortization of intangibles(d)	2.0	2.1	2.1	2.0	2.9	4.7	5.7	7.7
Foreign currency loss (gain), net(e)	(16.8)	68.1	(18.2)	(21.4)	—	(41.4)	48.3	(21.6)
Derivative valuation loss (gain), net (f)	0.9	0.4	(0.3)	(0.2)	—	(0.3)	1.0	0.1
Special expense for IPO incentive(g)	—	—	—	12.1	—	—	—	—
Loss on early extinguishment of senior notes(h)	—	1.4	4.1	—	—	—	—	—

Adjusted Net Income	$10.1	$18.2	$22.4	$15.7	$17.4	$26.2	$25.7	$19.9

(a)

This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets, and (ii) for 2010, impairment charges of an aggregate of $2.0 million recorded, of which an aggregate of $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and an aggregate of $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting.
(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(d)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the acquisition accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings.
(e)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables.
(f)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(g)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(h)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

Our net sales for the three months ended June 30, 2010 increased by 8.5% from the three months ended March 31, 2010 due to improved product mix and increased market demand as the consumer electronics industry continued to recover from the economic slowdown. Our net sales for the three months ended September 30, 2010 increased by 7.6% from the three months ended June 30, 2010, primarily due to improved product mix and increased market demand for Semiconductor Manufacturing Services and Power Solutions products. Our net sales for the three months ended December 31, 2010 decreased by 10.8% from the three months ended September 30, 2010, primarily due to decreased market demand for Semiconductor Manufacturing Services and Display Solutions products as a result of our customers’ efforts to reduce their inventory levels. Our net sales for the three months ended March 31, 2011 increased by 0.6% from the three months ended December 31, 2010 due improved product mix and increased market demand for Power Solutions products. Our net sales for the three months ended June 30, 2011 increased by 8.4% from the three months ended March 31, 2011, primarily due to increased market demand for Display Solutions and Power Solutions products. Our net sales for the three months ended September 30, 2011 decreased by 1.6% from the three months ended June 30, 2011, primarily due to decreased market demand for Semiconductor Manufacturing Services. Our net sales for the three months ended December 31, 2011 decreased by 9.8% from the three months ended September 30, 2011, primarily due to decreased market demand for Semiconductor Manufacturing Services and Display Solutions products as a result of our customers’ efforts to reduce their inventory levels.

Gross margin increased to 33.1% in the three months ended June 30, 2010 from 27.5% in the three months ended March 31, 2010. The increase was primarily due to increased sales volume and improved utilization of our manufacturing facilities. Gross margin was 33.1% as a percent of revenue in the three months ended September 30, 2010, and remained the same as the three months ended June 30, 2010. Gross margin decreased to 32.3% in the three months ended December 31, 2010 from 33.1% in the three months ended September 30, 2010. The decrease was primarily due to decreased sales volume resulting from our customers’ efforts to reduce their inventory levels and lower utilization of our manufacturing facilities. Gross margin decreased to 30.1% in the three months ended March 31, 2011 from 32.3% in the three months ended December 31, 2010. The decrease was primarily due to an increase in cost of sales to a greater extent than an increase in net sales. Gross margin increased to 32.5% in the three months ended June 30, 2011 from 30.1% in the three months ended March 31, 2011. The increase was primarily due to increased sales volume in Display Solutions and Power Solutions. Gross margin decreased to 30.0% in the three months ended September 30, 2011 from 32.5% in the three months ended June 30, 2011. The decrease was primarily due to an increase in cost of sales compared to a decrease in net sales. Gross margin decreased to 28.5% in the three months ended December 31, 2011 from 30.0% in the three months ended September 30, 2011. The decrease was primarily due to decreased sales volume resulting from our customers’ efforts to reduce their inventory levels and lower utilization of our manufacturing facilities.

Selling, general and administrative expenses for the three months ended June 30, 2010 decreased compared to the three months ended March 31, 2010, primarily due to decreases in depreciation and amortization as amortization of certain intangible assets was completed in April 2010. Selling, general and administrative expenses remained relatively constant over the quarters ended December 31, 2010, September 30, 2010 and June 30, 2010. Selling, general and administrative expenses for the three months ended June 30, 2011 increased compared to the three months ended March 31, 2011 primarily due to an increase in salaries resulting from annual incentive payments and an increase in outside service fees. Selling, general and administrative expenses remained relatively constant over the quarters ended December 31, 2011, September 30, 2011 and June 30, 2011.

Research and development expenses remained relatively constant in absolute dollars over the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010. Research and development expenses for the three months ended June 30, 2011 increased compared to the three months ended March 31, 2011 primarily due to an increase in salaries resulting from annual incentive payments and increases in depreciation and amortization. Research and development expenses as a percentage of net sales remained relatively constant over the four quarters beginning from January 1, 2011.

Restructuring and impairment charges for the three months ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010 were related to impairment of in-process research and development projects in each period, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting. Restructuring and impairment charges for the three months ended September 30, 2011 and June 30, 2011, were primarily related to the closure of our research and development center in Japan and sales subsidiary in the U.K and impairment of twelve abandoned in-process research and development projects.

As a result of our April 2010 senior notes offering and repayment of our new term loan, our interest expense, net, for the three months ended June 30, 2010 increased compared to the three months ended March 31, 2010. Interest expenses for the three months ended September 30, 2010 increased compared to the three months ended June 30, 2010 as interest for the senior notes was fully recognized during the period. Interest expenses for the three months ended December 31, 2010 remained relatively constant compare to the three months ended September 30, 2010. Interest expenses for the three months ended September 30, 2011 decreased compared to the three months ended June 30, 2011 and the three months ended March 31, 2011 primarily due to a $35.0 million repurchase out of $250.0 million aggregate senior notes then outstanding. Interest expenses for the three months ended December 30, 2011 decreased compared to the three months ended September 30, 2011 primarily due to a $11.3 million repurchase out of $215.0 million aggregate senior notes then outstanding.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowing at our Korean subsidiary and is affected by changes in the exchange rate between Korean won and the U.S. dollar. During the three months ended June 30, 2010 and the three months ended September 30, 2011, foreign currency loss was recognized due to the depreciation of the Korean won against the U.S. dollar. During the three months ended March 31, 2010, the three months ended September 30, 2010, the three months ended March 31, 2011, the three months ended June 30, 2011, and the three months ended December 31, 2011, foreign currency gains have been recognized due to the appreciation of the Korean won against the U.S. dollar. During the three months ended December 31, 2010, the foreign exchange rate between Korean won and the U.S. dollar remained relatively constant.

Others for each quarter in the year ended December 31, 2010 were comprised of dividend income from our investment in equity instruments and loss on valuation of derivatives, which represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness. Others for fourth quarters beginning from January 1, 2011 were comprised of gain (loss) on valuation of derivatives, which represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income tax expenses for 2010 and 2011 were primarily comprised of withholding taxes paid on intercompany interest payments, current income taxes incurred in various jurisdictions in which we operate, liabilities for uncertain tax positions and the income tax effect from the change of deferred tax assets. Income tax benefits in the three months ended March 31, 2010 were primarily derived from the reversal of liabilities for uncertain tax positions due to the lapse of the applicable statute of limitations. Income tax expenses for the three months ended December 31, 2010 increased compared to the three months ended September 30 and June 30, 2010 primarily due to increase in liabilities for uncertain tax positions. Income tax expenses for the three months ended September 30, 2011 decreased compared to the three months ended June 30, 2011 primarily due to decrease in withholding taxes paid on intercompany interest payments.

Liquidity and Capital Resources

Our principal capital requirements are to invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash and cash equivalents, our cash flows from operations and our financing activities, including $8.8 million of net proceeds from the MagnaChip Corporation IPO. Although we currently anticipate that these sources of liquidity will continue to be sufficient to meet our cash needs for the next twelve months and foreseeable future, we may from time to time in the future require or choose to obtain additional financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. Our ability to obtain financing will depend on, among other things, our business plans, operating performance, and the condition of the capital markets at the time we seek financing and could be adversely impacted by our 2009 reorganization proceedings and our non-compliance with bank covenants that preceded the filing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. The current rating of our senior notes is B2 by Moody’s and B+ by Standard and Poors, both of which are below investment grade. Any lowering of these ratings would adversely impact our ability to raise additional debt financing and increase the cost of any such financing that may be obtained. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities.

As of December 31, 2011, our cash and cash equivalents balance was $162.1 million, a $10.1 million decrease, compared to $172.2 million as of December 31, 2010. The decrease resulted from $57.2 million of cash outflow used in investing activities and $59.1 million of cash outflow used in financing activities including $50.3 million repurchase of senior notes and $11.8 million stock repurchase, which was offset by $104.5 million of cash inflow provided by operating activities. As of December 31, 2010, our cash and cash equivalents balance was $172.2 million, a $107.2 million increase, compared to $64.9 million as of December 31, 2009. The increase resulted from $106.4 million of cash inflow provided by operating activities and $42.5 million of cash inflow provided by financing activities, which was offset by $43.7 million cash outflow used in investing activities.

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

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $104.5 million for the year ended December 31, 2011, compared to $106.4 million of cash provided by operating activities in the year ended December 31, 2010. The net operating cash inflow for the year ended December 31, 2011 reflects our net income of $21.8 million adjusted by non-cash charges of $93.6 million, which mainly consisted of depreciation and amortization charges and loss on foreign currency translation, net, which was partially offset by an increase in net operating assets of $10.9 million.

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

Our working capital balance as of December 31, 2011 was $235.4 million compared to $273.6 million as of December 31, 2010. The $38.1 million decrease was primarily attributable to a $10.1 million decrease in cash and cash equivalents, a $5.6 million decrease in inventories, a $19.6 million increase in accounts payable and a $6.7 million increase in other current liabilities, which were partially offset by a $6.9 million increase in accounts receivable.

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

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $57.2 million in the year ended December 31, 2011, compared to $43.7 million of cash generated by investing activities in the year ended December 31, 2010. The increase was primarily due to an increase in capital expenditures of $4.7 million.

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

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $59.1 million for the year ended December 31, 2011, compared to $42.5 million of cash inflow provided by financing activities for the year ended December 31, 2010. In March 2011, we completed the MagnaChip Corporation IPO in which an aggregate amount of $133.0 million of our equity securities were sold. Net proceeds from new shares of common stock issued by us from the MagnaChip Corporation IPO were $8.8 million, after deducting $3.6 million of IPO expenses paid for the three months ended March 31, 2011 and $0.9 million of underwriters’ discounts and commissions. In May 2011, we paid $38.2 million including repurchase premium of $3.2 million in order to repurchase $35.0 million out of $250.0 million aggregate senior notes then outstanding. In September 2011, we paid $12.1 million including repurchase premium of $0.8 million in order to repurchase $11.3 million out of $215.0 million aggregate senior notes then outstanding. During the fourth quarter, we purchased 1,531,540 shares of treasury stock at a cost of $11.8 million.

Cash flows provided by financing activities totaled $42.5 million in the year ended December 31, 2010, compared to $2.0 million in the combined twelve-month period ended December 31, 2009. On April 9, 2010, we completed the sale of $250 million in aggregate principal amount of senior notes. Of the $238.4 million of net proceeds, which represents $250 million of principal amount net of $3.3 million of original issue discount and $8.3 million of debt issuance costs, $130.7 million was used to make a distribution to our unitholders and $61.8 million was used to repay all outstanding borrowings under our new term loan. On August 31, 2010, we acquired $10.7 million of tangible assets as noncash investing and financing activities by entering into a capital lease agreement.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the year ended December 31, 2011, capital expenditures were $48.9 million, a $4.7 million, or 10.6%, increase from $44.2 million in the year ended December 31, 2010. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In millions)
Senior notes(1)	$342.7	$21.4	$21.4	$21.4	$21.4	$21.4	$235.8
Capital lease(2)	2.9	2.9	—	—	—	—	—
Operating lease(2)	48.0	5.6	2.1	2.0	1.9	1.9	34.4
Others(3)	5.2	4.8	0.3	0.1	—	—	—

(1)	Interest payments as well as $203.7 million aggregate principal amount outstanding as of December 31, 2011 out of $250.0 million senior notes originally issued in April 2010, which bear interest at a rate of 10.500% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,153.3.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.5 million as of December 31, 2011. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

We believe that our significant accounting policies, which are described in Note 5 to the consolidated financial statements of MagnaChip Semiconductor Corporation for the year ended December 31, 2011 included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

Accounting for Stock/Unit-based Compensation

In 2006, we adopted ASC guidance addressing accounting for stock/unit-based compensation based on a fair value method. Under this guidance, stock/unit-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes option pricing model to value stock/unit options. In developing assumptions for fair value calculation under the guidance, we use estimates based on historical data and market information. A small change in the assumptions used in the estimate can cause a relatively significant change in the fair value calculation.

The determination of the fair value of our common stock/units on each grant date was a two-step process. First, management estimated our enterprise value in consultation with such advisers as we deemed appropriate. Second, this business enterprise value was allocated to all sources of capital invested in us based on each type of security’s respective rights and claims to our total business enterprise value. This allocation included a calculation of the fair value of our common stock/units on a non-marketable basis. The business enterprise value was determined based on an income approach and a market approach using the revenue multiples of comparable companies, giving appropriate weight to each approach. The income approach was based on the discounted cash flow method and an estimated weighted average cost of capital.

Determination of the fair value of our common stock/units involves complex and subjective judgments regarding projected financial and operating results, our unique business risks, the liquidity of our stock/units and our operating history and prospects at the time of grant. If we make different judgments or adopt different assumptions, material differences could result in the amount of the share-based compensation expenses recorded because the estimated fair value of the underlying stock/units for the options granted would be different.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2011 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $4.6 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at December 31, 2011, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.4 million in our U.S. dollar cash balance.

Interest Rate Exposures

As of December 31, 2011, $203.7 million aggregate principal amount of our senior notes remained outstanding. Our senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at December 31, 2011, we estimate that the fair value of this fixed rate note would decrease by $9.7 million and we would have additional interest expense costs over the market rate of $1.0 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at December 31, 2011, we estimate that the fair value of this fixed rate note would increase by $10.4 million and we would have a reduction in interest expense costs over the market rate of $1.2 million (on a 360-day basis).

Item  8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	84
MagnaChip Semiconductor Corporation Consolidated Balance Sheets as of December 31, 2011 and 2010 (Successor Company)	86
MagnaChip Semiconductor Corporation Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and the Two-Month Period Ended December 31, 2009 (Successor Company), and the Ten-Month Period Ended October 25, 2009 (Predecessor Company)	87
MagnaChip Semiconductor Corporation Consolidated Statements of Changes in Stockholders’/Unitholders’ Equity for the Years Ended December 31, 2011 and 2010 and the Two-Month Period Ended December 31, 2009 (Successor Company), and the Ten-Month Period Ended October 25, 2009 (Predecessor Company)	88
MagnaChip Semiconductor Corporation Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and the Two-Month Period Ended December 31, 2009 (Successor Company), and the Ten-Month Period Ended October 25, 2009 (Predecessor Company)	90
MagnaChip Semiconductor Corporation Notes to Consolidated Financial Statements	92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MagnaChip Semiconductor Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of MagnaChip Semiconductor Corporation and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years ended December 31, 2011 and 2010 and the two-month period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audit which was an integrated audit in 2011. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of MagnaChip Semiconductor LLC

In our opinion, the accompanying consolidated statements of operations, of changes in unitholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of MagnaChip Semiconductor LLC and its subsidiaries (the “Company”) for the ten-month period ended October 25, 2009 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

March 13, 2010 (except for Note 30, as to which the date is August 4, 2010)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor
	December 31, 2011	December 31, 2010
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$162,111	$172,172
Restricted cash	6,830	—
Accounts receivable, net	125,922	119,054
Inventories, net	62,836	68,435
Other receivables	256	2,919
Prepaid expenses	6,032	8,207
Other current assets	15,909	18,920

Total current assets	379,896	389,707

Property, plant and equipment, net	182,663	179,012
Intangible assets, net	16,787	27,538
Long-term prepaid expenses	4,790	8,235
Other non-current assets	18,539	21,252

Total assets	$602,675	$625,744

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$77,848	$58,264
Other accounts payable	13,452	14,645
Accrued expenses	31,723	32,635
Current portion of capital lease obligation	2,852	5,557
Derivative liabilities	9,757	—
Other current liabilities	2,007	5,048

Total current liabilities	137,639	116,149

Long-term borrowings, net	201,389	246,882
Long-term obligation under capital lease	—	3,105
Accrued severance benefits, net	90,755	87,778
Other non-current liabilities	6,222	8,979

Total liabilities	436,005	462,893

Commitments and contingencies (Note 25)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 39,439,115 shares issued and 37,907,575 outstanding at December 31, 2011 and 38,401,989 shares issued and outstanding at December 31, 2010	394	384
Additional paid-in capital	98,929	95,585
Retained earnings	93,950	72,157
Treasury stock, 1,531,540 shares at December 31, 2011	(11,793)	—
Accumulated other comprehensive loss	(14,810)	(5,275)

Total stockholders’ equity	166,670	162,851

Total liabilities and stockholders’ equity	$602,675	$625,744

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
	(In thousands of US dollars, except share/unit data)
Net sales	$772,831	$770,405	$111,082	$448,984
Cost of sales	538,515	526,847	90,408	311,139

Gross profit	234,316	243,558	20,674	137,845

Selling, general and administrative expenses	68,367	66,640	14,540	56,288
Research and development expenses	76,767	83,524	14,741	56,148
Restructuring and impairment charges	4,096	2,003	—	439
Special expense for IPO incentive	12,146	—	—	—

Operating income (loss) from continuing operations	72,940	91,391	(8,607)	24,970

Other income (expenses)
Interest expense, net (contractual interest expense of $47,828 for the ten-month period ended October 25, 2009)	(24,984)	(22,899)	(1,258)	(31,165)
Foreign currency gain (loss), net	(11,633)	14,724	9,338	43,437
Reorganization items, net	—	—	—	804,573
Loss on early extinguishment of senior notes	(5,459)	—	—	—
Others	(1,052)	(706)	—	—

	(43,128)	(8,881)	8,080	816,845

Income (loss) from continuing operations before income taxes	29,812	82,510	(527)	841,815

Income tax expenses	8,019	8,390	1,946	7,295

Income (loss) from continuing operations	21,793	74,120	(2,473)	834,520

Income from discontinued operations, net of taxes	—	—	510	6,586

Net income (loss)	$21,793	$74,120	$(1,963)	$841,106

Dividends accrued on preferred units (contractual dividends of $11,819 for the ten-month period ended October 25, 2009)	—	—	—	6,317

Income (loss) from continuing operations attributable to common shares/units	$21,793	$74,120	$(2,473)	$828,203

Net income (loss) attributable to common shares/units	$21,793	$74,120	$(1,963)	$834,789

Earnings (loss) per common share/unit from continuing operations—
Basic	$0.56	$1.96	$(0.07)	$15.65
Diluted	$0.55	$1.89	$(0.07)	$15.65

Earnings per common share/unit from discontinued operations—Basic and diluted	$—	$—	$0.02	$0.12

Earnings (loss) per common share/unit—
Basic	$0.56	$1.96	$(0.05)	$15.77
Diluted	$0.55	$1.89	$(0.05)	$15.77

Weighted average number of shares/units—
Basic	38,775,642	37,836,256	37,607,846	52,923,483
Diluted	39,774,898	39,144,287	37,607,846	52,923,483

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/UNITHOLDERS’ EQUITY

	Common Stock/Units		Additional Paid-In Capital	Retained earnings (accumulated deficit)		Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total
	Shares/Units	Amount
	(In thousands of US dollars, except share/unit data)
Balance at January 1, 2009	52,923,483	$52,923	$3,150	$(995,007)		$—	$151,135	$(787,799)

(Predecessor Company)
Unit-based compensation	—	—	233	—		—	—	233
Cancellation of the Predecessor Company’s unit options	—	—	166	—		—	—	166
Dividends accrued on preferred units	—	—	—	(6,317	) )	—	—	(6,317)
Comprehensive income:
Net income	—	—	—	841,106			—	841,106
Foreign currency translation adjustments	—	—	—	—		—	(30,395)	(30,395)
Unrealized gains on investments	—	—	—	—		—	340	340

Total comprehensive income								811,051

Balance at October 25, 2009	52,923,483	$52,923	$3,549	$(160,218)		$—	$121,080	$17,334

(Predecessor Company)
Fresh-start adjustments:
Cancellation of the Predecessor Company’s common units	(52,923,483)	(52,923)	(3,549)	—		—	—	(56,472)
Elimination of the Predecessor Company’s accumulated deficit and accumulated other comprehensive income	—	—	—	160,218		—	(121,080)	39,138
Issuance of new equity interests in connection with emergence from Chapter 11	37,500,044	375	215,486	—		—	—	215,861
Issuance of new warrants in connection with emergence from Chapter 11	—	—	2,533	—		—	—	2,533

Balance at October 25, 2009	37,500,044	$375	$218,019	$—		$—	$—	$218,394

(Successor Company)
Stock-based compensation	885,500	9	5,432	—		—	—	5,441
Comprehensive income:
Net loss	—	—	—	(1,963)		—	—	(1,963)
Foreign currency translation adjustments	—	—	—	—		—	(6,298)	(6,298)
Unrealized gains on investments	—	—	—	—		—	116	116

Total comprehensive loss								(8,145)

Balance at December 31, 2009	38,385,544	$384	$223,451	$(1,963)		$—	$(6,182)	$215,690

(Successor Company)
Forfeiture of restricted stock	(2,305)	—	—	—		—	—	—
Stock-based compensation	18,750	—	2,823	—		—	—	2,823
Distribution to stockholders	—	—	(130,689)	—		—	—	(130,689)
Comprehensive income:
Net income	—	—	—	74,120			—	74,120
Fair valuation of derivatives	—	—	—	—		—	3,982	3,982
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—		—	4,785	4,785
Foreign currency translation adjustments.	—	—	—	—		—	(7,938)	(7,938)
Unrealized gains on investments	—	—	—	—		—	78	78

Total comprehensive income								75,027

Balance at December 31, 2010	38,401,989	$384	$95,585	$72,157		$—	$(5,275)	$162,851

	Common Stock/Units		Additional Paid-In Capital	Retained earnings (accumulated deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total
	Shares/ Units	Amount
	(In thousands of US dollars, except share/unit data)

(Successor Company)
Forfeiture of restricted stock	(3,465)	—	—	—	—	—	—
Stock-based compensation	—	—	1,258	—	—	—	1,258
Issuance of common stocks	950,586	10	1,557	—	—	—	1,567
Exercise of stock options	90,005	—	529	—	—	—	529
Acquisitions of treasury stock	(1,531,540)	—	—	—	(11,793)	—	(11,793)
Comprehensive income:
Net income	—	—	—	21,793	—	—	21,793
Fair valuation of derivatives	—	—	—	—	—	(5,041)	(5,041)
Reclassification to net income from accumulated other comprehensive income related to hedge derivatives	—	—	—	—	—	(11,496)	(11,496)
Foreign currency translation adjustments.	—	—	—	—	—	7,105	7,105
Unrealized loss on investments	—	—	—	—	—	(103)	(103)

Total comprehensive income							12,258

Balance at December 31, 2011	37,907,575	$394	$98,929	$93,950	$(11,793)	$(14,810)	$166,670

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$21,793	$74,120	$(1,963)	$841,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	51,224	58,395	11,218	38,255
Provision for severance benefits	14,698	19,684	1,851	8,835
Amortization of debt issuance costs and original issue discount	970	925	—	836
Loss (gain) on foreign currency translation, net	15,140	(17,084)	(10,077)	(44,224)
Loss (gain) on disposal of property, plant and equipment, net	(122)	39	17	95
Loss (gain) on disposal of intangible assets, net	25	13	5	(9,230)
Restructuring and impairment charges	2,499	2,003	—	(1,120)
Stock/Unit-based compensation	2,085	5,239	2,199	233
Cash used for reorganization items	—	1,573	4,263	1,076
Noncash reorganization items	—	—	—	(805,649)
Loss on early extinguishment of senior notes	5,459	—	—	—
Other	1,682	4,177	(667)	2,722
Changes in operating assets and liabilities
Accounts receivable	(6,234)	(41,370)	16,443	(12,930)
Inventories	4,274	(3,172)	6,739	(1,163)
Other receivables	2,657	297	1,755	31
Other current assets	(5,081)	2,997	3,192	5,896
Deferred tax assets	1,412	1,543	678	1,054
Accounts payable	18,084	(5,049)	(14,144)	6,316
Other accounts payable	(6,891)	8,483	(12,511)	(11,452)
Accrued expenses	(5,577)	3,992	(5,687)	28,295
Other current liabilities	(3,050)	962	1,188	39
Payment of severance benefits	(10,478)	(6,673)	(1,389)	(4,320)
Other	(38)	(3,129)	(1,002)	(9)

Net cash provided by operating activities before reorganization items	104,531	107,965	2,108	44,692

Cash used for reorganization items	—	(1,573)	(4,263)	(1,076)

Net cash provided by (used in) operating activities	104,531	106,392	(2,155)	43,616

Cash flows from investing activities
Decrease (increase) in restricted cash	(7,199)	—	—	11,409
Proceeds from disposal of plant, property and equipment	219	10	37	329
Proceeds from disposal of intangible assets	—	—	—	9,375
Purchase of plant, property and equipment	(48,173)	(43,616)	(1,258)	(7,513)
Payment for intellectual property registration	(696)	(553)	(70)	(366)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
	(In thousands of US dollars)
Decrease (increase) in short-term financial instruments	—	329	(329)	—
Collection of guarantee deposits	1,544	1,198	—	—
Payment of guarantee deposits	(2,482)	(1,090)	—	—
Other	(371)	(6)	23	(96)

Net cash provided by (used in) investing activities	(57,158)	(43,728)	(1,597)	13,138

Cash flows from financing activities
Proceeds from issuance of common stock	9,336	—	—	—
Proceeds from issuance of senior notes	—	246,685	—	—
Debt issuance costs paid	—	(8,313)	—	—
Issuance of new common units pursuant to the reorganization plan	—	—	—	35,280
Repayment of long-term borrowings	—	(61,750)	—	—
Repurchase of senior notes	(50,307)	—	—	—
Repayment of obligations under capital lease	(6,312)	(3,476)	—	—
Repayment of short-term borrowings	—	—	—	(33,250)
Distribution to stockholders	—	(130,689)	—	—
Acquisition of treasury stock	(11,793)	—	—	—

Net cash provided by (used in) financing activities	(59,076)	42,457	—	2,030
Effect of exchange rates on cash and cash equivalents	1,642	2,126	1,098	4,758

Net increase (decrease) in cash and cash equivalents	(10,061)	107,247	(2,654)	63,542

Cash and cash equivalents
Beginning of the period	172,172	64,925	67,579	4,037

End of the period	$162,111	$172,172	$64,925	$67,579

Supplemental cash flow information
Cash paid for interest	$24,722	$17,070	$955	$7,962

Cash paid for income taxes	$1,954	$773	$669	$8,074

Noncash investing and financing activities
Assets acquired under capital lease obligations	$—	$10,673	$—	$—
Deferred offering costs reclassified as reduction of additional paid-in capital	$7,194	$—	$—	$—

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

The Plan of Reorganization provided for the satisfaction of claims against the Debtors through (i) the issuance of a new term loan in the amount of approximately $61.8 million in complete satisfaction of the first lien lender claims arising from the senior secured credit facility, (ii) the conversion to Parent equity of all claims arising from the Second Priority Senior Secured Notes and Senior Subordinated Notes, (iii) an offering of equity to the holders of the Second Priority Senior Secured Notes and (iv) a cash payment to holders of unsecured

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

claims. On the Reorganization Effective Date, among other events, (i) the liens and guarantees securing the Second Priority Senior Secured Notes and Senior Subordinated Notes were released and extinguished, (ii) funds affiliated with Avenue Capital Management II, L.P. became the majority unitholder of Parent and (iii) the new term loan was evidenced by the Amended and Restated Credit Agreement dated as of November 6, 2009, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, Parent, the Subsidiary Guarantors, the Lenders party thereto, and Wilmington Trust FSB, as administrative agent for the Lenders and collateral agent for the secured parties.

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

4. Completion of Initial Public Offering

Prior to the Company’s initial public offering (the “MagnaChip Corporation IPO”), the Company’s board of directors and the holders of a majority of its outstanding common units elected to convert the Company from a Delaware limited liability company to a Delaware corporation and to change the Company’s name from MagnaChip Semiconductor LLC to MagnaChip Semiconductor Corporation. The corporate conversion was completed on March 10, 2011. In connection with the corporate conversion, outstanding common units of MagnaChip Semiconductor LLC were automatically converted into shares of common stock of the Company, outstanding options to purchase common units of the Company were automatically converted into options to purchase shares of common stock of the Company and outstanding warrants to purchase common units of MagnaChip Semiconductor LLC were automatically converted into warrants to purchase shares of common stock of the Company, all at a ratio of one share of common stock for eight common units.

On March 16, 2011, the Company also completed the MagnaChip Corporation IPO of 9,500,000 shares of common stock at an offering price of $14.00 per share and on March 11, 2011 listed on the NYSE. All shares

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

were sold in the form of depositary shares and each depositary share represented an ownership interest in one share of common stock. Of the 9,500,000 shares, 950,000 shares were newly issued by the Company and 8,550,000 shares were sold by selling stockholders. The Company received $12,369 thousand of proceeds from the issuance of the new shares of common stock after deducting underwriters’ discounts and commissions, and the Company did not receive any proceeds from the sale of shares of common stock offered by the selling stockholders. The Company incurred $10,807 thousand of IPO expenses that were recorded as reduction of additional paid-in capital in the consolidated balance sheets.

The Company previously stated an intention to use a part of the net proceeds from the MagnaChip Corporation IPO to make incentive payments to all employees, excluding management. The payment of such employee incentives was contingent upon the consummation of the MagnaChip Corporation IPO. The Company paid $12,146 thousand of the incentives in March 2011.

5. Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and disclosures. The most significant estimates and assumptions relate to the fair valuation of acquired assets and assumed liabilities, fair valuation of common shares/units, the useful life of property, plant and equipment, allowance for doubtful accounts receivable, contingent liabilities, inventory valuation, fair valuation of derivative financial instruments, restructuring accrual and impairment of long-lived assets. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

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

Buildings	30 - 40 years
Building related structures	10 - 20 years
Machinery and equipment	10 - 12 years
Vehicles and others	5 years

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

Prior to July 1, 2011, the Company depreciated machinery and measurement equipment using the straight-line method over 5 to 10 years. However, based on an evaluation of the appropriateness of depreciable lives including a review of historical usage and a change in its strategic business plan, the Company determined that machinery and measurement equipment have a longer life than previously estimated. As a result, the Company changed the estimate of depreciable lives for machinery and measurement equipment to 10 to 12 years. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with ASC 250-10-45, “Accounting Changes and Error Corrections,” the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2011. As a result of the change in the estimated life of machinery and measurement equipment, cost of sales was $4.8 million lower, net income was $5.2 million higher and net income per diluted share was $0.13 higher for the year ended December 31, 2011.

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

Software

The Company capitalizes certain external costs that are incurred to purchase and implement internal-use computer software. Direct costs relating to the development of software for internal use are capitalized after technological feasibility has been established, in accordance with ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”). Depreciation is recorded on a straight-line basis over the software’s estimated useful life, which is usually five years.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, accounts payable and other accounts payable approximate their fair values because of the short maturity of these instruments.

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2011, 98% of all employees of the Company were eligible for severance benefits.

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

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $2,408 thousand, $1,594 thousand, $207 thousand and $752 thousand for the year ended December 31, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $148 thousand, $106 thousand, $25 thousand and $70 thousand for the year ended December 31, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009, respectively.

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

Running royalty is paid based on the revenue of related products sold by the Company. For example, the Company entered into an agreement with a semiconductor design company, who comprised 78.6%, 77.5%, 88.4% and 94.4% of total running royalty expenses in the year ended December 31, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009, respectively.

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

The Company uses the Black-Scholes option-pricing model to measure the grant-date-fair-value of options. The Black-Scholes model requires certain assumptions to determine an option’s fair value, including expected term, risk free interest, expected volatility and fair value of underlying common share/unit. The expected term of each option grant was based on employees’ expected exercises and post-vesting employment termination behavior and the risk free interest rate was based on the U.S. Treasury yield curve for the period corresponding with the expected term at the time of grant. The expected volatility was estimated using historical volatility of share prices of similar public entities. No dividends were assumed for this calculation of option value. Before IPO, the Company estimates the fair value of the underlying common unit because there is no public trading market for its common units.

Earnings per Share/Unit

In accordance with ASC 260, “Earnings Per Share” (“ASC 260”), the Company computes basic earnings from continuing operations per share/unit and basic earnings per share/unit by dividing income from continuing operations available to common stockholders/unitholders and net income available to common stockholders/unitholders, respectively, by the weighted average number of common shares/units outstanding during the period which would include, to the extent their effect is dilutive options to purchase common stock/units and restricted stock/units. Diluted earnings per share/unit reflect the dilution of potential common stock/units outstanding during the period. In determining the hypothetical shares/units repurchased, the Company uses the average share/unit price for the period.

Income Taxes

Prior to its conversion to a corporation, MagnaChip Semiconductor Corporation elected to be treated as a partnership for U.S. federal income tax purposes and therefore was not subject to income taxes on its income. Taxes on its income were the responsibility of the individual equity owners of MagnaChip Semiconductor

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Corporation. MagnaChip Semiconductor Corporation became a taxable entity according to the corporate conversion. The Company operates a number of subsidiaries that are subject to local income taxes in those markets.

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

Segment Information

The Company has determined, based on the nature of its operations and products offered to customers, that its reportable segments are Display Solutions, Semiconductor Manufacturing Services and Power Solutions. The Display Solutions segment’s primary products are flat panel display drivers and the Semiconductor Manufacturing Services segment provides wafer foundry services to clients. The Power Solutions segment’s products are designed for applications such as mobile phones, LCD televisions and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Net sales for the “All other” category primarily relate to certain business activities that do not constitute operating or reportable segments.

The Company’s chief operating decision maker (“CODM”) as defined by ASC 280, “Segment Reporting” (“ASC 280”), allocates resources to and assesses the performance of each segment using information about its revenue. The Company does not identify or allocate assets by segments, nor does the CODM evaluate operating

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

segments using discrete asset information. In addition, the Company does not allocate operating expenses, interest income or expense, other income or expense, or income tax expenses to the segments. Management does not evaluate segments based on these criteria.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 (ASU 2010-06), which amends the disclosure requirements of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) as of January 1, 2010. ASU 2010-06 requires new disclosures for any transfers of fair value into and out of Level 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements within the reconciliation of Level 3 unobservable inputs. The Company previously adopted ASC 820 on January 1, 2008 and January 1, 2009 for financial assets and liabilities and for nonfinancial assets and liabilities, respectively. ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the Level 3 reconciliation which is effective for annual and interim periods

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

beginning after December 15, 2010. The adoption of ASU 2010-06 except for the level 3 reconciliation as of January 1, 2010 did not have a material effect on the Company’s financial condition or results of operations. The adoption of ASU 2010-06 in relation to the Level 3 reconciliation as of January 1, 2011 did not have a material effect on the Company’s financial condition or results of operations.

6. Reorganization Related Items

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

7. Fair Value Measurements

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and the basis for that measurement:

	Carrying Value December 31, 2011	Fair Value Measurement December 31, 2011	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities (other non-current assets)	$572	$572	$572	$—	$—
Liabilities:
Derivative liabilities	9,757	9,757	—	9,757	—

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

At December 31, 2011, there were $203.7 million of principal amount of 10.5% senior notes outstanding. The carrying amount of 10.5% senior notes was $201,389 thousand at December 31, 2011. The fair value of the $203.7 million senior notes at December 31, 2011 was estimated to be $214,894 thousand, based on quoted market rates.

At December 31, 2010, there were $250 million of 10.5% senior notes outstanding. The carrying amount of 10.5% senior notes was $242,882 thousand at December 31, 2010. The fair value of the $250 million senior notes at December 31, 2010 was estimated to be $267,813 thousand, based on quoted market rates.

8. Accounts Receivable

Accounts receivable as of December 31, 2011 and 2010 consisted of the following:

	Successor
	December 31, 2011	December 31, 2010
Accounts receivable	$118,793	$111,420
Notes receivable	9,603	10,699
Less:
Allowances for doubtful accounts	(462)	(609)
Cash return reserve	(481)	(322)
Low yield compensation reserve	(1,531)	(2,134)

Accounts receivable, net	$125,922	$119,054

Changes in allowance for doubtful accounts for the years ended December 31, 2011 and 2010 are as follows:

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$(609)	$(377)
Bad debt expense	146	(217)
Write off	—	—
Translation adjustments	1	(15)

Ending balance	$(462)	$(609)

Changes in cash return reserve for the years ended December 31, 2011 and 2010 are as follows:

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$(322)	$(1,729)
Addition to reserve	(2,750)	(776)
Payment made	2,587	2,172
Translation adjustments	4	11

Ending balance	$(481)	$(322)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Changes in low yield compensation reserve for the years ended December 31, 2011 and 2010 are as follows:

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$(2,134)	$(1,437)
Addition to reserve	(861)	(2,168)
Payment made	1,468	1,508
Translation adjustments	(4)	(37)

Ending balance	$(1,531)	$(2,134)

9. Inventories

Inventories as of December 31, 2011 and 2010 consist of the following:

	Successor
	December 31, 2011	December 31, 2010
Finished goods	$7,140	$13,529
Semi-finished goods and work-in-process	46,562	50,542
Raw materials	9,933	9,762
Materials in-transit	1,471	1,643
Less: inventory reserve	(2,270)	(7,041)

Inventories, net	$62,836	$68,435

Changes in inventory reserve for the years ended December 31, 2011 and 2010 are as follows:

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$(7,040)	$(4,579)
Change in reserve	2,997	(5,936)
Write off	1,709	3,606
Translation adjustments	64	(132)

Ending balance	$(2,270)	$(7,041)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

10. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2011 and 2010 are comprised of the following:

	Successor
	December 31, 2011	December 31, 2010
Buildings and related structures	$73,021	$73,945
Machinery and equipment	151,100	112,398
Vehicles and others	11,998	8,007
Equipment under capital lease	11,160	11,457

	247,279	205,807
Less: accumulated depreciation	(78,130)	(41,440)
accumulated depreciation on equipment under capital lease	(2,414)	(836)
Land	15,928	15,481

Property, plant and equipment, net	$182,663	$179,012

Aggregate depreciation expenses totaled $41,812 thousand and $36,261 thousand for the year ended December 31, 2011, and 2010, respectively.

Prior to July 1, 2011, the Company depreciated machinery and measurement equipment using the straight-line method over 5 to 10 years. However, based on an evaluation of the appropriateness of depreciable lives including a review of historical usage and an expansion of the Company’s Power Solutions business, the Company determined that machinery and measurement equipment have a longer life than previously estimated. As a result, the Company changed the estimate of depreciable lives for machinery and measurement equipment to 10 to 12 years. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with ASC 250-10-45, “Accounting Changes and Error Corrections,” the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2011. As a result of the change in the estimated life of machinery and measurement equipment, cost of sales was $4.8 million lower, net income was $5.2 million higher and net income per diluted share was $0.13 higher for the year ended December 31, 2011.

11. Intangible assets

Intangible assets at December 31, 2011 and 2010 are as follows:

	Successor
	December 31, 2011	December 31, 2010
Technology	$21,126	$19,969
Customer relationships	26,777	27,115
Intellectual property assets	5,868	5,444
In-process research and development	—	3,418
Less: accumulated amortization	(36,984)	(28,408)

Intangible assets, net	$16,787	$27,538

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Aggregate amortization expenses for intangible assets totaled $9,412 thousand and $22,134 for the year ended December 31, 2011, and 2010, respectively. The estimated aggregate amortization expense of intangible assets for the next five years is $8,336 thousand in 2012, $6,520 thousand in 2013, $1,284 thousand in 2014, $76 thousand in 2015 and $76 thousand in 2016.

As part of its application of fresh-start reporting, the Company recognized fair value associated with IPR&D of $9,700 thousand. The Company accounted for IPR&D as an indefinite-lived intangible asset until completion or abandonment of the associated research and development (“R&D”) projects. The IPR&D charges incurred by the Company’s Semiconductor Manufacturing Services (“SMS”) segment related to design of a product to the point that it met specific technical requirements, directly targeted at customers. The Display Solutions segment incurs IPR&D charges related to the design of possible products. These R&D efforts are intended to incur incremental sales with the Company’s existing and new customers.

When a project is completed, the carrying amount of the related IPR&D is reclassified into technology and amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product is recognized. Accordingly, IPR&D of $1,700 thousand in the Display Solutions segment and $2,950 thousand in the SMS segment were reclassified into technology in 2010 and $1,572 thousand in the SMS segment was reclassified into technology in 2011.

IPR&D assets are reviewed at least annually for impairment or more frequently if changes in circumstances indicate the asset may be impaired. If a project becomes impaired or abandoned, the carrying amount of the related intangible asset would be written down to its fair value and an impairment charge would be taken in the period in which the impairment occurs. The Company performed its annual impairment test as of September 30, 2010 and no impairment test was performed in 2011 since all remaining IPR&D projects were abandoned. The impairment test consists of a comparison of the fair value of the IPR&D with its carrying amount. The excess earnings method was applied as a valuation method that establishes the business value based on a stream of future economic benefits, such as net cash flows, discounted to their present value. This calculation is highly sensitive to both the estimated future cash flows from each R&D project and the discount rate assumed in these calculations. These components are discussed below:

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

When the carrying amount of any IPR&D project exceeds its estimated fair value on a project by project basis, an impairment charge must be recognized in an amount equal to that excess. Accordingly, the Company recognized $2,003 thousand of impairment charges for the year ended December 31, 2010, which consisted of

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

$391 thousand from IPR&D annual impairment test and $1,612 thousand from twelve abandoned IPR&D projects. The Company recognized $2,016 thousand of impairment charges for the year ended December 31, 2011 from twelve abandoned IPR&D projects.

12. Derivative Financial Instruments

The Company’s Korean subsidiary entered into option, forward and zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of December 31, 2011 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
January 17, 2011	Zero cost collar	$60,000	January to June 2012
March 16, 2011	Zero cost collar	24,000	January to March 2012
August 2, 2011	Zero cost collar	24,000	April to June 2012
August 8, 2011	Forward	54,000	July to September 2012
August 19, 2011	Forward	54,000	October to December 2012

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

The fair values of the Company’s outstanding option, forward and zero cost collar contracts recorded as assets and liabilities as of December 31, 2011 and December 31, 2010 are as follows:

Derivatives designated as hedging instruments:		December 31, 2011	December 31, 2010
Asset Derivatives:
Options	Other current assets	$—	$104
Forward	Other current assets	—	6,674
Zero cost collars	Other current assets	—	1,544
Liabilities Derivatives:
Forward	Derivative liabilities	6,801	—
Zero cost collars	Derivative liabilities	2,956	—

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the years ended December 31, 2011 and 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Options	$(85)	$(1,416)	Net sales	$(829)	$(751)	Other income (expenses)— Others	$(18)	$(72)
Forward	(3,061)	3,856	Net sales	10,771	(4,034)	Other income (expenses)— Others	(277)	(720)
Zero cost collars	(1,895)	1,542	Net sales	1,554	—	Other income (expenses)— Others	(764)	81

Total	$(5,041)	$3,982		$11,496	$(4,785)		$(1,059)	$(711)

The estimated net loss as of December 31, 2011 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $9,001 thousand.

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

In addition, the Company is required to deposit cash collateral with Goldman Sachs International Bank (“GS”), the counterparty to the option, forward and zero cost collar contracts, for any exposure in excess of $5 million. As of December 31, 2011, the Company has transferred $6,830 thousand of cash collateral to GS for the purpose of credit support to the counterparty. This cash collateral is changed depending on derivative market exposures. GS is required to return the cash collateral to the Company when the derivative market exposures decreases. Under this circumstance, the Company recorded the balance of $6,830 thousand as restricted cash in the balance sheet as of December 31, 2011.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

13. Product Warranties

Changes in accrued warranty liabilities for each period are as follows:

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$266	$921
Addition (decrease) to warranty reserve	1,172	(247)
Payments made	(879)	(432)
Translation adjustments	(9)	24

Ending balance	$550	$266

14. Long-term Borrowings

Long-term borrowings as of December 31, 2011 and December 31, 2010 are as follows:

	Successor
	December 31, 2011	December 31, 2010
10.5% senior notes due April 2018	203,691	250,000
Discount on 10.5% senior notes due April 2018	(2,302)	(3,118)

Long-term borrowings, net of unamortized discount	$201,389	$246,882

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

The indenture relating to the Company’s 10.5% senior notes contains covenants that limit ability of the Parent, co-issuers and the restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem the Company’s capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment, sinking fund payment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness or related guarantee; (vi) merge with or into or sell all or substantially all of the Company’s assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity, to make loans to the Parent, co-issuers or other restricted subsidiaries or to transfer assets to the Parent, co-issuers or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the notes are rated investment grade at any time.

As of December 31, 2011, the Company is compliant with all of its covenant requirements in the indenture governing the senior notes.

On May 16, 2011, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35.0 million out of $250.0 million aggregate principal amount of the Company’s 10.5% senior notes due April 15, 2018 at a price of 109.0% from funds affiliated with Avenue Capital Management II, L.P.

On September 19, 2011, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, additionally repurchased $11.3 million out of the Company’s $215.0 million aggregate principal amount of 10.5% senior notes due April 15, 2018 at a price of 107.5% from unrelated note holders in the open market.

In connection with the repurchases of the Company’s senior notes, the Company recognized $5,460 thousand of loss on early extinguishment of senior notes, which consisted of $3,998 thousand from repurchase premium, $554 thousand from write-off of discounts, $609 thousand from write-off of debt issuance costs and $299 thousand from incurrence of direct legal and advisory service fees.

15. Capital Leases

The Company entered into several lease agreements for the use of equipment for manufacturing and research and development. These leases are accounted for as capital leases as the ownership of the equipment will be transferred to the Company upon expiration of the lease terms.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Future minimum payments under the capital lease as of December 31, 2011 were as follows:

Payable during	Capital Lease
2012	2,948

Total future minimum lease payments	2,948
Less: Amount representing interest (a)	(96)

Present value of net minimum lease payments	2,852

(a)	The lessor’s implicit rate at lease inception was applied.

16. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. (Korea). Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2011, 98% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$88,973	$73,646
Provisions	14,698	19,684
Severance payments	(10,478)	(6,673)
Translation adjustments	(1,311)	2,316

	91,882	88,973
Less: cumulative contributions to the National Pension Fund	(403)	(463)
Group severance insurance plan	(724)	(732)

	$90,755	$87,778

The severance benefits are funded approximately 1.23% and 1.34% as of December 31, 2011 and 2010 respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The Company is liable to pay the following future benefits to its employees upon their normal retirement age:

Severance Benefit
2012	$154
2013	—
2014	312
2015	338
2016	1,166
2017 – 2021	13,004

The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement ages.

17. Warrants

In connection with the Company’s reorganization, the Company issued warrants to purchase 1,875 thousand of the Company’s new common stock. The warrants were issued in partial satisfaction of the claims of the holders of the Company’s Senior Subordinated Notes and are exercisable at a price of $15.76 per share at any time following the issue date of the warrants, so long as the exercise of the warrants is exempt from the registration requirements of the Securities Act of 1933, as amended. The value of each warrant to purchase one common share was $1.35, which was estimated using the Black-Scholes option pricing model using the following assumptions: fair value of $6.32 per common share, exercise price of $15.76 per share, risk free rate of interest of 2.3%, volatility of 50%, dividend rate of 0% and term of 5 years.

18. Common Stock

Common stock par value $0.01 per share, was authorized in the amount of 150,000 thousand shares, of which 39,439 and 37,908 thousand shares were issued and outstanding as of December 31, 2011, respectively.

Changes in common stock for each period are as follows:

	Successor
	Year ended December 31, 2011		Year ended December 31, 2010
	Shares	Amount	Shares	Amount
Common stock at the beginning of the period	38,401,989	$384	38,385,544	$384
Restricted stock bonuses issued	—	—	18,750	—
Forfeiture of restricted stock bonuses	(3,465)	—	(2,305)	—
Issuance of common stock	950,586	10	—	—
Exercise of stock options	90,005	—	—	—
Acquisitions of treasury stock	(1,531,540)	—	—	—

Total common stock outstanding at the end of the period	37,907,575	$394	38,401,989	$384

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

On October 7, 2011, the Board of Directors of the Company approved a stock repurchase program under which the Company intends to repurchase up to $35 million of its common stock. The stock repurchase program will be funded with the Company’s cash on hand and is effective beginning October 27, 2011, through October 27, 2012. The repurchase program does not obligate the Company to repurchase a minimum number of shares, and the program may be commenced, suspended, canceled or resumed at any time without prior notice. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s common stock and other factors, and subject to restrictions under applicable law and regulations. During the fourth quarter of 2011, the Company purchased 1,532 thousand of shares of common stock on the open market at a cost of $11,793 thousand. The Company accounted for the treasury stock using the cost method, which treats it as temporary reduction in stockholders’ equity. As a result, the stockholders’ equity has decreased by $11,793 thousand.

19. Equity Incentive Plans

Successor Company

The Successor Company adopted its 2009 Common Unit Plan effective December 8, 2009, which is administered by the board of directors. Under the plan, employees, consultants and non-employee directors are eligible for equity incentives, including grants of options to purchase the Company’s common stock or restricted stock bonuses or restricted stock purchase rights and deferred stock awards, subject to terms and conditions determined by the board of directors. The term of options shall not exceed ten years from the date of grant. Restricted stock purchase rights shall be exercisable within a period established by the board of directors, which shall in no event exceed thirty days from the effective date of the grant. As of December 31, 2011, an aggregate maximum of 3,750 thousand shares were authorized and 750 thousand shares were reserved for all future grants.

Stock options are generally granted with exercise prices of no less than the fair market value of the Company’s common stock on the grant date. The requisite service period, or the period during which a grantee is required to provide service in exchange for option grants, coincides with the vesting period.

The purchase price for shares issuable under each restricted stock purchase right shall be established by the board of directors in its discretion. No monetary payment (other than applicable tax withholding) shall be required as a condition of receiving shares pursuant to a restricted stock bonus, the consideration for which shall be services actually rendered to a participating company or for its benefit. Stock issued pursuant to any restricted stock award may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria as shall be established by the board of directors and set forth in the award agreement evidencing such award. During any period in which stock acquired pursuant to a restricted stock award remain subject to vesting conditions, such stock may not be sold, exchanged, transferred, pledged, assigned or otherwise disposed of other than pursuant to an ownership change event or transfer by will or the laws of descent and distribution. The grantee shall have all of the rights of a stockholder of the Company holding stock, including the right to vote such stock and to receive all dividends and other distributions paid with respect to such stock; provided, however, that if so determined by the board of directors and provided by the award agreement, such dividends and distributions shall be subject to the same vesting conditions as the stock subject to the restricted stock award with respect to which such dividends or distributions were paid. If a grantee’s service terminates for any reason, whether voluntary or involuntary (including the grantee’s death or disability), then (a) the Company (or its assignee) has the option to repurchase for the purchase price paid by the grantee any stock acquired by the grantee pursuant to a restricted stock purchase right which remain subject to vesting conditions as of the date of the grantee’s termination of service and (b) the grantee shall forfeit to the

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Company any stock acquired by the grantee pursuant to a restricted stock bonus which remain subject to vesting conditions as of the date of the grantee’s termination of service. The Company shall have the right to assign at any time any repurchase right it may have, whether or not such right is then exercisable, to one or more persons as may be selected by the Company.

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

The following summarizes stock option and restricted stock bonus activities for the year ended December 31, 2011, the year ended December 31, 2010 and the two-month period ended December 31, 2009 after giving effect to the corporate conversion. At the date of grant, all options had an exercise price above the fair value of common stock:

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

	Successor Company
	Number of Restricted Stock Bonuses	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Vested and expected to vest at December 31, 2010		1,868,665		13,528	9.0 years
Exercisable at December 31, 2010		629,935		4,838	8.9 years

Outstanding at January 1, 2011	291,061	1,957,760	$6.32	14,158	9.0 years
Granted		181,125	11.68
Released from restriction	(287,595)	—	—
Forfeited	(3,466)	(39,920)	8.37
Exercised	—	(90,005)	5.88

Outstanding at December 31,2011	—	2,008,960	6.79	2,773	8.1 years

Vested and expected to vest at December 31, 2011		1,974,804	6.75	2,743	8.1 years
Exercisable at December 31, 2011		1,234,218	6.36	1,854	8.1 years

On April 19, 2010, the Company made a distribution to its stockholders of $3.40 per share, which resulted in the option exercise price of all outstanding options being reduced by $3.40 pursuant to the anti-dilution provision in the award agreement.

Total compensation expenses recorded for the restricted stock bonuses and stock options pursuant to ASC 718 were $882 thousand and $1,203 thousand for the year ended December 31, 2011, $2,923 thousand and $2,316 thousand for the year ended December 31, 2010 and $2,073 thousand and $126 thousand for the two-month period ended December 31, 2009, respectively. As of December 31, 2011, there was $573 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average future periods of 0.7 year. As of December 31, 2010, there were $823 thousand and $1,314 thousand of total unrecognized compensation cost related to unvested restricted stock bonuses and stock options, which are expected to be recognized over a weighted average future periods of 0.9 years and 1.0 years, respectively. As of December 31, 2009, there were $3,243 thousand and $2,811 thousand of total unrecognized compensation cost related to unvested restricted stock bonuses and stock options, which are expected to be recognized over a weighted average future periods of 1.4 years and 1.7 years, respectively. Total fair values of restricted stock bonuses released from restriction were $1,818 thousand, $2,157 thousand and $1,903 thousand for the year ended December 31, 2011 and 2010, and two-month period ended December 31, 2009, respectively. Total fair value of options vested for the year ended December 31, 2011 is $ 1,674 thousand.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted for the year ended December 31, 2011 and 2010 and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-months Period Ended December 31, 2009
Grant-date fair value of option	$3.27	$6.65	$1.76
Expected term	2.9 Years	2.9 Years	2.9 Years
Risk-free interest rate	0.5%	0.8%	0.6%
Expected volatility	41.8%	54.4%	59.1%
Expected dividends	—	—	—

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Two Months Period Ended December 31, 2009
	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Unvested options at the beginning of the period	1,327,825	$2.37	1,920,625	$1.76	—	$—
Granted options during the period	181,125	3.27	114,250	6.65	1,920,625	1.76
Vested options during the period	(647,306)	2.60	(629,935)	1.30	—	—
Forfeited options during the period	(27,488)	2.85	(77,115)	1.76	—	—
Exercised options during the period	(59,414)	1.97	—

Unvested options at the end of the period	774,742	$2.43	1,327,825	$2.37	1,920,625	$1.76

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

The following summarizes unit option and restricted unit activities for the ten-month period ended October 25, 2009. At the date of grant, all options had an exercise price at or above the fair value of common units:

	Predecessor Company
	Number of Restricted Units	Number of Options	Weighted Average Exercise Price of Unit Options	Aggregate Intrinsic Value of Unit Options	Weighted Average Remaining Contractual Life of Unit Options
Outstanding at January 1, 2009	—	4,216,600	$1.9
Granted	—	—	—
Exercised	—	—	—	—
Forfeited	—	(391,500)	2.5
Released from restriction	—	—

Outstanding at October 25, 2009 (Predecessor Company)	—	3,825,100	1.9	—	6.1 years

Application of fresh-start reporting	—	(3,825,100)
Outstanding at October 25, 2009 (Successor Company)	—	—

Total compensation expenses recorded for the unit options pursuant to ASC 718 were $233 thousand for the ten-month period ended October 25, 2009, respectively. As of October 25, 2009, total unrecognized compensation cost related to unvested unit options of $166 thousand, which were expected to be recognized over

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

a weighted average future period of 0.7 years, was recognized as reorganization items, net, according to the Company’s reorganization. Total fair value of options vested for the ten-month period ended October 25, 2009 was $266 thousand.

The number and weighted average grant-date fair value of the unvested unit options are as follows:

	Ten-Month Period Ended October 25, 2009
	Number	Weighted Average Grant-Date Fair Value
Unvested options at the beginning of the period	1,131,563	$0.65
Granted options during the period	—	—
Vested options during the period	(520,969)	0.51
Forfeited options during the period	(63,156)	0.17

Unvested options at the end of the period	547,438	0.88

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

The results of operations of the Company’s discontinued Imaging Solutions business consist of the following:

	Successor	Predecessor
	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
Net sales	$947	$2,728
Cost of sales	369	3,617
Selling, general and administrative expenses	68	(6,355)
Research and development expenses	—	—
Restructuring and impairment charges	—	(1,120)
Income tax expenses	—	—

Income from discontinued operations, net of taxes	$510	$6,586

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

21. Restructuring and Impairment Charges

Successor Company

2011 Restructuring and Impairment Charges

The Company recognized $2,409 thousand of impairment charges for the year ended December 31, 2011 from twelve abandoned in-process research and development projects and one abandoned system project. The Company recognized $90 thousand of impairment charges for the year ended December 31, 2011 from impairment of tangible and intangible assets caused by the closure of the Company’s research and development center in Japan.

The Company recognized $1,597 thousand of restructuring charges for the year ended December 31, 2011, which were incurred by the closure of the Company’s research and development center in Japan and sales subsidiary in the U.K. The closure process was completed as of December 31, 2011 and all related liabilities are paid. The restructuring charges primarily consist of $1,140 thousand of one-time employee termination benefits, $441 thousand of contract termination cost and other administrative costs such as outside service fees.

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

22. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

23. Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction. “Domestic” refers to the income before taxes, current income taxes and deferred income taxes generated or incurred in the United States, where the Parent resides.

The components of income tax expense are as follows:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
Income (loss) from continuing operations before income taxes
Domestic	$(8,283)	$(439)	$(4)	$774,188
Foreign	38,095	82,949	(523)	67,627

	$29,812	$82,510	$(527)	$841,815

Current income taxes expense (benefits)
Domestic	$54	$92	$16	$(143)
Foreign	6,036	6,555	1,244	6,033
Uncertain tax position liability (domestic)	41	121	9	256
Uncertain tax position liability (foreign)	507	251	23	95

	6,638	7,019	1,292	6,241

Deferred income taxes expense
Domestic	—	—	—	—
Foreign	1,381	1,371	654	1,054

	1,381	1,371	654	1,054

Total income tax expense	$8,019	$8,390	$1,946	$7,295

Prior to its conversion to a corporation, the Parent was a limited liability company and a non-taxable entity for US tax purpose, and thus the applicable statutory income tax rate was zero. After its conversion to a corporation, the Parent was a taxable entity for US tax purpose, and the applicable statutory income tax rate was 34.0%. MagnaChip Semiconductor, Ltd. (Korea) is the principal operating entity within the consolidated Company. The statutory income tax rate of MagnaChip Semiconductor, Ltd. (Korea), including tax surcharges, applicable to the consolidated Company was approximately 24.2% in 2011, 2010 and 2009.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
Provision computed at statutory rate	$6,074	$—	$—	$—
Permanent differences	19,283	9,129	(693)	(19,500)
Change in statutory tax rate	(11,966)	(814)	(265)	118
Adjustment for overseas tax rate	2,248	10,526	3,139	8,192
Change in valuation allowance	(8,168)	(10,823)	(267)	18,134
Uncertain tax positions liability	548	372	32	351

Income tax expenses	$8,019	$8,390	$1,946	$7,295

A summary of the composition of net deferred income tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	Successor
	December 31, 2011	December 31, 2010
Deferred tax assets
Inventories	$244	$2,056
Derivative liabilities	2,361	—
Accrued expenses	1,345	1,360
Product warranties	116	72
Other reserves	504	538
Accumulated severance benefits	18,101	15,584
Property, plant and equipments	13,704	11,907
NOL carry-forwards	113,431	129,678
Tax credit	36,508	39,298
Royalty income	3,452	5,154
Foreign currency translation loss	26,720	24,896
Debt issuance costs	—	145
Others	3,285	3,659

Total deferred tax assets	219,771	234,347
Less: valuation allowance	(209,295)	(219,045)

	10,476	15,302

Deferred tax liabilities
Derivative assets	—	1,680
Intangible assets	3,331	5,450
Others	203	207

Total deferred tax liabilities	3,534	7,337

Net deferred tax assets	$6,942	$7,965

Reported as
Current deferred income tax assets (other current assets)	$3,406	$1,968
Long-term deferred income tax assets (other non-current assets)	$3,536	$5,997

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Changes in valuation allowance for deferred tax assets for the year ended December 31, 2011 and 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009 are as follows:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Two-Month Period Ended December 31, 2009
Beginning balance	$219,045	$225,704	$223,367	$196,093
Charge to expenses	(8,168)	(10,823)	(409)	17,090
Translation adjustment	(1,582)	4,164	2,746	10,184

Ending balance	$209,295	$219,045	$225,704	$223,367

Deferred income tax assets are recognized only to the extent that realization of the related tax benefit is more likely than not. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which the Company operates and the overall future industry outlook. Based on the Company’s historical accounting and tax losses, management determined that it was more likely than not that the Company would realize benefits for a foreign subsidiary which has a history of earnings, related to its deferred tax assets in the amount of $6,942 thousand and $7,965 thousand as of December 31, 2011 and 2010, respectively. Accordingly, the Company recorded a valuation allowance of $209,295 thousand and $219,045 thousand on its net deferred tax assets as of December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had approximately $445,347 thousand of net operating loss carry-forwards available to offset future taxable income. The majority of net operating loss is related to the Company’s Korean subsidiary, which expires in varying amounts starting from 2012 to 2019. The Company also has Korean and Dutch tax credit carry-forwards of approximately $9,050 thousand and $27,449 thousand, respectively, as of December 31, 2011. The Korean tax credits expire at various dates starting from 2012 to 2016, and the Dutch tax credits are carried forward to be used for an indefinite period of time.

Uncertainty in Income Taxes

The Company and the Company’s subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all years since the beginning of its operation as an independent company in October 2004.

As of December 31, 2011 and 2010, the Company recorded $3,472 thousand and $2,905 thousand of liabilities for unrecognized tax benefits, respectively. For the year ended December 31, 2011, the Company incurred $474 thousand of income tax expenses for uncertain tax positions mainly resulting from withholding taxes related to intercompany balances and recorded $5 thousand of income tax benefits by reversing liabilities due to the lapse of the applicable statute of limitations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $78 thousand, $179 thousand, $26 thousand and $206 thousand of interest and penalties as income tax expense for the year ended December 31, 2011, the year ended December 31, 2010,

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009, respectively. Total interest and penalties accrued as of December 31, 2011 and 2010 were $396 thousand and $317 thousand, respectively.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
Unrecognized tax benefits, balance at the beginning	$8,589	$2,979	$2,874	$2,293
Additions based on tax positions related to the current year	1,944	1,862	—	33
Additions for tax positions of prior years	—	4,275	123	635
Reductions for tax positions of prior years	—	—	(18)	(88)
Lapse of statute of limitations	(1,228)	(592)	—	—
Translation adjustment	(25)	65	—	1

Unrecognized tax benefits, balance at the ending	$9,280	$8,589	$2,979	$2,874

24. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
Net Sales
Display Solutions	$338,995	$305,884	$51,044	$231,894
Semiconductor Manufacturing Services	338,268	405,197	54,759	206,662
Power Solutions	92,547	57,273	4,746	7,627
All other	3,021	2,051	533	2,801

Total segment net sales	$772,831	$770,405	$111,082	$448,984

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

The following is a summary of net sales by region, based on the location of the customer:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
Korea	$397,301	$379,057	$62,241	$244,309
Asia Pacific	218,190	222,060	25,573	116,920
Japan	58,242	57,431	6,477	31,641
North America	81,737	95,166	14,910	48,458
Europe	14,045	14,946	1,881	7,656
Africa	3,316	1,745	—	—

	$772,831	$770,405	$111,082	$448,984

Over 99% of the Company’s property, plant and equipment are located in Korea as of December 31, 2011.

Net sales from the Company’s top ten largest customers accounted for 63%, 63%, 66% and 69% for the year ended December 31, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009, respectively.

The Company recorded $115.6 million, $126.7 million, $25.3 million and $121.5 million of sales to one customer within its Display Solutions segment, which represents greater than 10% of net sales, for the year ended December 31, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009, respectively.

25. Commitments and Contingencies

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Operating Leases

The Company leases land, office space and equipment under various operating lease agreements that expire through 2034. Rental expenses were approximately $8,148 thousand, $7,824 thousand, $2,472 thousand and $11,775 thousand for the year ended December 31, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009, respectively.

As of December 31, 2011, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows:

2012	$5,645
2013	2,110
2014	1,957
2015	1,937
2016	1,937
2017 and thereafter	34,417

$48,003

Payments of Guarantee

As of December 31, 2011 and 2010, the Company has provided guarantees for bank loans that employees borrowed to participate in the issuance of new shares of Hynix in 1999. The outstanding balances of guarantees for payments provided by the Company amounted to approximately $166 thousand and $164 thousand as of December 31, 2011 and 2010, respectively.

26. Related Party Transactions

Stockholders

Funds affiliated with Avenue Capital Management II, L.P. are the majority stockholders of the Company, owning 51.3% of the common stock outstanding at December 31, 2011.

Senior Notes

The Company repurchased $35.0 million out of $250.0 million aggregate principal amount of the Company’s 10.500% senior notes due April 15, 2018 at a price of 109.0% from funds affiliated with Avenue Capital Management II, L.P. The Company paid the funds affiliated with Avenue Capital Management II, L.P. $2,154 thousand of interest for the year ended December 31, 2011.

Warrants

Funds affiliated with Avenue Capital Management II, L.P. own warrants for the purchase of 556 thousand common shares out of the total warrants for the purchase of 1,875 thousand shares outstanding as of December 31, 2011.

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

Loans to employees

Loans to employees as of December 31, 2011 and 2010 were as follows:

	Successor
	December 31, 2011	December 31, 2010
Short-term loans	$20	$33
Long-term loans	396	36

Total	$416	$69

27. Earnings (loss) per Share/Unit

The following table illustrates the computation of basic and diluted earnings (loss) per common share/unit:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
Income (loss) from continuing operations	$21,793	$74,120	$(2,473)	$834,520
Income from discontinued operations, net of taxes	—	—	510	6,586

Net income (loss)	$21,793	$74,120	$(1,963)	$841,106

Dividends accrued on preferred unitholders	—	—	—	(6,317)

Income (loss) from continuing operations attributable to common stock/units	$21,793	$74,120	$(2,473)	$828,203

Net income (loss) attributable to common stock/units	$21,793	$74,120	$(1,963)	$834,789

Weighted average common stock/units outstanding —
Basic	38,775,642	37,836,256	37,607,846	52,923,483
Diluted	39,774,898	39,144,287	37,607,846	52,923,483
Earnings (loss) per share/unit from continuing operations —
Basic	$0.56	$1.96	$(0.07)	$15.65
Diluted	$0.55	$1.89	$(0.07)	$15.65

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
Earnings per share/unit from discontinued operations —
Basic and diluted	$—	$—	$0.02	$0.12

Earnings (loss) per share/unit —
Basic	$0.56	$1.96	$(0.05)	$15.77
Diluted	$0.55	$1.89	$(0.05)	$15.77

The following outstanding redeemable convertible preferred units, stock/unit options, restricted stock/units and warrants were excluded from the computation of diluted earnings (loss) per share/unit, as they would have an anti-dilutive effect on the calculation:

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two-Month Period Ended December 31, 2009	Ten-Month Period Ended October 25, 2009
Redeemable convertible preferred units	NA	NA	NA	93,997
Options	215,750	114,250	1,920,625	3,825,100
Restricted Stock/Units	—	—	584,430	—
Warrants	1,875,017	1,875,017	1,875,017	—

28. Unaudited Quarterly Financial Results

The following tables present selected unaudited Consolidated Statements of Operations for each quarter of the year ended December 31, 2011 and 2010.

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$187,921	$203,679	$200,405	$180,826
Gross profit	56,474	66,182	60,121	51,539
Net income (loss)	$22,468	$31,630	$(56,010)	$23,705
Earnings (loss) per share:
Basic	$0.59	$0.81	$(1.43)	$0.61
Diluted	$0.57	$0.78	$(1.43)	$0.61
Weighted average common stock outstanding:
Basic	38,332,750	39,066,303	39,064,071	38,632,975
Diluted	39,570,522	40,294,902	39,064,071	39,110,759

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

	Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$179,485	$194,700	$209,448	$186,772
Gross profit	49,358	64,534	69,315	60,351
Net income (loss)	$31,101	$(30,747)	$61,495	$12,271
Earnings (loss) per share:
Basic	$0.82	$(0.81)	$1.63	$0.32
Diluted	$0.81	$(0.81)	$1.57	$0.31
Weighted average common stock outstanding:
Basic	37,805,445	37,819,820	37,819,820	37,898,912
Diluted	38,441,991	37,819,820	39,200,585	39,269,465

29. Subsequent Events

On March 2, 2012, the Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., acquired certain assets and liabilities of a privately-held semiconductor company that designs and manufactures IGBT, Fast Recovery Diode and MOSFET modules.

30. Condensed Consolidating Financial Information

The $203.7 million senior notes are guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several.

The senior notes are structurally subordinated to the creditors of our principal manufacturing and selling subsidiary, MagnaChip Semiconductor, Ltd. (Korea), which accounts for substantially all of our net sales and assets.

Below are condensed consolidating balance sheets as of December 31, 2011 and 2010, condensed consolidating statements of operations and of cash flows for the year ended December 31, 2011, the year ended December 31, 2010, the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor Corporation, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Balance Sheet

December 31, 2011

(Successor Company)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,677	$25,119	$127,118	$8,197	$—	$162,111
Restricted cash	—	—	6,830	—	—	6,830
Accounts receivable, net	—	—	126,391	22,179	(22,648)	125,922
Inventories, net	—	—	62,836	158	(158)	62,836
Other receivables	1	11,793	7,581	399	(19,518)	256
Prepaid expenses	34	2	8,509	384	(2,897)	6,032
Other current assets	58,636	188,018	11,738	183,685	(426,168)	15,909

Total current assets	60,348	224,932	351,003	215,002	(471,389)	379,896

Property, plant and equipment, net	—	—	182,583	80	—	182,663
Intangible assets, net	—	—	16,514	273	—	16,787
Long-term prepaid expenses	—	—	10,963	66	(6,239)	4,790
Investment in subsidiaries	(576,642)	(655,845)	—	(481,478)	1,713,965	—
Long-term intercompany loan	697,125	809,913	—	660,066	(2,167,104)	—
Other non-current assets	—	6,505	8,170	3,864	—	18,539

Total Assets	$180,831	$385,505	$569,233	$397,873	$(930,767)	$602,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$99,560	$842	$(22,554)	$77,848
Other accounts payable	13,659	1	13,115	6,195	(19,518)	13,452
Accrued expenses	502	63,033	186,678	207,770	(426,260)	31,723
Current portion of capital lease obligations	—	—	2,852	—	—	2,852
Other current liabilities	—	1	11,544	3,117	(2,898)	11,764

Total current liabilities	14,161	63,035	313,749	217,924	(471,230)	137,639

Long-term borrowings	—	898,514	642,383	827,596	(2,167,104)	201,389
Accrued severance benefits, net	—	—	90,611	144	—	90,755
Other non-current liabilities	—	—	3,894	8,567	(6,239)	6,222

Total liabilities	14,161	961,549	1,050,637	1,054,231	(2,644,573)	436,005

Commitments and contingencies
Stockholders’ equity
Common stock	394	136,229	39,005	51,976	(227,210)	394
Additional paid-in capital	98,929	(733,223)	(536,894)	(731,209)	2,001,326	98,929
Retained earnings	93,950	35,760	35,141	37,722	(108,623)	93,950
Treasury stock	(11,793)	—	—	—	—	(11,793)
Accumulated other comprehensive loss	(14,810)	(14,810)	(18,656)	(14,847)	48,313	(14,810)

Total stockholders’ equity	166,670	(576,044)	(481,404)	(656,358)	1,713,806	166,670

Total liabilities and stockholders’ equity	$180,831	$385,505	$569,233	$397,873	$(930,767)	$602,675

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2011

(Successor Company)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$772,834	$24,885	$(24,888)	$772,831
Cost of sales	—	—	538,507	2,429	(2,421)	538,515

Gross profit	—	—	234,327	22,456	(22,467)	234,316

Selling, general and administrative expenses	2,317	624	67,386	12,193	(14,153)	68,367
Research and development expenses	—	—	80,024	5,057	(8,314)	76,767
Restructuring and impairment charges	—	—	2,409	1,687	—	4,096
Special expense for IPO Incentive	—	—	11,355	791	—	12,146

Operating income (loss) from continuing operations	(2,317)	(624)	73,153	2,728	—	72,940

Other income (expenses)	24,334	5,947	(69,296)	(4,113)	—	(43,128)

Income (loss) from continuing operations before income taxes, equity in earnings (loss) of related equity investment	22,017	5,323	3,857	(1,385)	—	29,812

Income tax expenses	—	—	516	7,503	—	8,019

Income (loss) before equity in earnings (loss) of related investment	22,017	5,323	3,341	(8,888)	—	21,793

Earnings (loss) of related investment	(224)	(5,387)	—	3,342	2,269	—

Net income (loss)	$21,793	(64)	$3,341	$(5,546)	$2,269	$21,793

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE/UNIT DATA)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2011

(Successor Company)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$21,793	(64)	$3,341	$(5,546)	$2,269	$21,793
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	50,972	252	—	51,224
Provision for severance benefits	—	—	14,468	230	—	14,698
Amortization of debt issuance costs and original issue discount	—	970	—	—	—	970
Loss (gain) on foreign currency translation, net	1,815	2,499	13,463	(2,637)	—	15,140
Gain on disposal of property, plant and equipment, net	—	—	(122)	—	—	(122)
Loss on disposal of intangible assets, net	—	—	25	—	—	25
Restructuring and impairment charges	—	—	2,409	90	—	2,499
Stock-based compensation	202	—	1,541	342	—	2,085
Equity in loss (gain) of related investment	224	5,387	—	(3,342)	(2,269)	—
Other	—	5,460	2,225	(85)	(459)	7,141
Changes in operating assets and liabilities
Accounts receivable	—	—	34,310	38,604	(79,148)	(6,234)
Inventories	—	—	4,274	—	—	4,274
Other receivables	717	(11,075)	15,551	2,542	(5,078)	2,657
Other current assets	(25,896)	(63,640)	(4,623)	(72,251)	161,329	(5,081)
Deferred tax assets	—	—	—	1,412	—	1,412
Accounts payable	—	—	(19,501)	(41,584)	79,169	18,084
Other accounts payable	5,285	(9,119)	(8,533)	398	5,078	(6,891)
Accrued expenses	(85)	24,795	48,246	82,969	(161,502)	(5,577)
Other current liabilities	—	—	(2,047)	(1,003)	—	(3,050)
Payment of severance benefits	—	—	(9,054)	(1,424)	—	(10,478)
Other	—	—	3,931	(4,465)	496	(38)

Net cash provided by (used in) operating activities	4,055	(44,787)	150,876	(5,498)	(115)	104,531

Cash flows from investing activities
Decrease (increase) in restricted cash	—	—	(7,199)	—	—	(7,199)
Proceeds from disposal of plant, property and equipment	—	—	218	1	—	219
Purchases of plant, property and equipment	—	—	(48,136)	(37)	—	(48,173)
Payment for intellectual property registration	—	—	(696)	—	—	(696)
Collection of long-term intercompany loan	—	35,152	—	35,151	(70,303)	—
Collection of short-term intercompany loan	—	38,466	—	38,466	(76,932)	—
Collection of guarantee deposits	—	—	1,023	521	—	1,544
Payment of guarantee deposits	—	—	(2,484)	2	—	(2,482)
Other	—	—	(360)	(11)	—	(371)

Net cash provided by (used in) investing activities	—	73,618	(57,634)	74,093	(147,235)	(57,158)

Cash flow from financing activities
Proceeds from issuance of common stock	9,336	—	—	—	—	9,336
Repayment of long-term intercompany borrowings	—	—	(75,642)	(73,618)	149,260	—
Repurchase of senior notes	—	(50,307)	—	—	—	(50,307)
Repayment of obligations under capital lease	—	—	(6,088)	(224)	—	(6,312)
Acquisition of treasury stock	(11,793)	—	—	—	—	(11,793)

Net cash provided by (used in) financing activities	(2,457)	(50,307)	(81,730)	(73,842)	149,260	(59,076)

Effect of exchanges rate on cash and cash equivalents	—	—	3,236	316	(1,910)	1,642

Net increase (decrease) in cash and cash equivalents	1,598	(21,476)	14,748	(4,931)	—	(10,061)

Cash and cash equivalents
Beginning of the year	79	46,595	112,370	13,128	—	172,172

End of the year	$1,677	$25,119	$127,118	$8,197	$—	$162,111

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Company’s independent registered public accounting firm, Samil PricewaterhouseCoopers, has issued an audit report on the Company’s internal control over financial reporting which appears in Item 8 of this Annual Report on Form 10-K.

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

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2011, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table is a list of the current directors and executive officers of MagnaChip and their respective ages as of December 31, 2011:

Name	Age	Position
Sang Park	64	Chairman of the Board of Directors and Chief Executive Officer
Tae Young Hwang	55	Chief Operating Officer and President
Brent Rowe	50	Executive Vice President, Worldwide Sales
Heung Kyu Kim	48	Executive Vice President and General Manager, Power Solutions Division
Margaret Sakai	54	Executive Vice President and Chief Financial Officer
Tae Jong Lee	49	Executive Vice President and General Manager, Corporate Engineering
John McFarland	45	Executive Vice President, General Counsel and Secretary
Michael Elkins	43	Director
Randal Klein	46	Director
Ilbok Lee	66	Director
Brian Mulhern	37	Director
R. Douglas Norby	76	Director
Nader Tavakoli	53	Director

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

Margaret Sakai, Executive Vice President and Chief Financial Officer. Ms. Sakai became our Executive Vice President and Chief Financial Officer in April 2011, after serving as Senior Vice President and Chief Financial Officer since April 2009 and our Senior Vice President, Finance, since November 2006. Prior to joining our company, she served as Chief Financial Officer of Asia Finance and Vice President of Photronics, Inc., a manufacturer of reticles and photomasks for semiconductor and microelectronic applications, since November 2003. From June 1999 to October 2003, Ms. Sakai was Executive Vice President and Chief Financial Officer of PKL Corporation, a photomask manufacturer. From October 1995 to May 1999, Ms. Sakai served as Director of Finance of Acqutek International Limited, a lead-frame manufacturer, and from March 1992 to September 1995, Ms. Sakai served as Financial Manager at National Semiconductor Corporation. Ms. Sakai worked as an Audit Supervisor at Coopers & Lybrand from January 1988 to March 1992. Ms. Sakai is a Certified Public Accountant in the State of California and holds a B.A. degree in Accounting from Babson College.

Tae Jong Lee, Executive Vice President and General Manager, Corporate Engineering. Mr. Lee became our Executive Vice President and General Manager, Corporate Engineering, in December 2011, after serving successively as Senior Vice President and Vice President and General Manager, Corporate Engineering, since September 2007. Prior to joining our company, Mr. Lee served as Director of the Technology Development Division, Chartered Semiconductor Manufacturing, in Singapore from 1999 to August 2007. Mr. Lee holds B.S. and M.S. degrees from Seoul National University, and a Ph.D in Physics from the University of Texas at Dallas.

John McFarland, Executive Vice President, General Counsel and Secretary. Mr. McFarland became our Executive Vice President, General Counsel and Secretary in April 2011 after serving successively as Senior Vice President and Vice President, General Counsel and Secretary since November 2004. Prior to joining our company, Mr. McFarland served as a foreign legal consultant at Bae, Kim & Lee, a law firm, from August 2003 to November 2004 and an associate at Wilson Sonsini Goodrich & Rosati, P.C., a law firm, from August 2000 to July 2003. Mr. McFarland holds a B.A. degree in Asian Studies, conferred with highest distinction from the University of Michigan, and a J.D. degree from the University of California, Los Angeles, School of Law.

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

Randal Klein, Director. Mr. Klein became our director in November 2009. Mr. Klein joined Avenue, our affiliate, in 2004 and is currently a Portfolio Manager at Avenue focused on investments in trade claims and vendor financing. Previously, he was a Senior Vice President of the Avenue U.S. Funds. In such capacity, Mr. Klein was responsible for managing restructuring activities and identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy. Prior to joining Avenue, Mr. Klein was a Senior Vice President at Lehman Brothers, where his responsibilities included restructuring advisory work, financial sponsors coverage, mergers and acquisitions and corporate finance. Prior to Lehman, Mr. Klein worked in sales, marketing and engineering as an aerospace engineer for The Boeing Company. Mr. Klein holds a B.S. in Aerospace Engineering, conferred with Highest Distinction from the University of Virginia, and an M.B.A. in Finance from the Wharton School of the University of Pennsylvania. Mr. Klein was appointed to our board of directors by Avenue pursuant to our plan of reorganization and pursuant to our pre-conversion Company’s Operating Agreement. Our board of directors has concluded that Mr. Klein should serve on the board based upon his 17 years of experience as a financial advisor and investment manager.

Ilbok Lee, Director. Dr. Lee became our director in August 2011. Dr. Lee has been President and Chief Executive Officer of Silego Technology, Inc., a semiconductor company, since its inception in October 2001. From April 1999 to September 2001, Dr. Lee served as Senior Vice President and General Manager of the Timing Division at Cypress Semiconductor Corp., a public semiconductor company, and from May 1992 to March 1999 served as President and Chief Executive Officer of IC Works, Inc., a semiconductor company he co-founded that was acquired by Cypress in 2001. Dr. Lee co-founded Samsung Semiconductor, Inc. (U.S.A.) in July 1983 and served in various positions at the company, including President and Chief Executive Officer, until May 1992. Prior to Samsung, Dr. Lee served in various technical and managerial positions at Intel and National Semiconductor. Dr. Lee served as a member of board of directors for Sierra Monolithic, a privately held semiconductor company, from 2002 through 2009. Dr. Lee received a Ph.D. and M.S.E.E. from the University of Minnesota and a B.S.E.E. from Seoul National University. Our board of directors has concluded that Dr. Lee should serve on the board based upon his extensive experience in the semiconductor industry.

Brian Mulhern, Director. Mr. Mulhern became our director in August 2011. Mr. Mulhern joined Avenue, our affiliate, in 2004 and is currently a Senior Vice President at Avenue focused on identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy, primarily focused in the telecom, media and technology industries. Prior to joining Avenue, Mr. Mulhern was a Senior Vice President at Citadel Investment Group based in Chicago and London, focused on the analysis, negotiation and management of privately structured debt, equity and equity-linked investments. Previously, he was an analyst in Merrill Lynch’s merger & acquisition group and a consultant at Booz, Allen & Hamilton. Mr. Mulhern received a B.A. in Economics from the University of Notre Dame. Our board of directors has concluded that Mr. Mulhern should serve on the board based upon his board based upon his experience as a financial advisor and investment manager.

R. Douglas Norby, Director and Chairman of the Audit Committee. Mr. Norby became our director and Chairman of the Audit Committee in March 2010. Mr. Norby retired from full time employment in July 2006. Mr. Norby previously served as our director and Chairman of the Audit Committee from May 2006 until October 2008. Mr. Norby served as Senior Vice President and Chief Financial Officer of Tessera Technologies, Inc., a public semiconductor intellectual property company, from July 2003 to January 2006. Mr. Norby worked as a management consultant with Tessera from May 2003 until July 2003 and from January 2006 to July 2006. Mr. Norby served as Chief Financial Officer of Zambeel, Inc., a data storage systems company, from March 2002 until February 2003, and as Senior Vice President and Chief Financial Officer of Novalux, Inc., an optoelectronics company, from December 2000 to March 2002. Prior to his tenure with Novalux, Inc., Mr. Norby served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation from November 1996 to December 2000. Mr. Norby is a director of Alexion Pharmaceuticals, Inc., STATS ChipPAC Ltd. Ikanos Communications, Inc., and Invensas, Inc. Mr. Norby was a director of Intellon Corporation from May 2007 to December 2009. Mr. Norby received a B.A. degree in Economics from Harvard University and an M.B.A. from Harvard Business School. Our board of directors has concluded that Mr. Norby should serve on our board based upon his extensive experience as a chief financial officer, his extensive experience in accounting and his experience as a public company director and audit committee chair.

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

Board Composition

Our bylaws provide that our board of directors consists of seven members. Mr. Park, our Chief Executive Officer, is the Chairman of our board of directors. In addition to serving on our board, Messrs. Elkins, Klein, and Mulhern are employees of our largest equity holder, which consists of funds affiliated with Avenue Capital Management II, L.P. As of December 31, 2011, Avenue beneficially owned approximately 20,789,539 shares, or 54.0%, of our outstanding common stock, including shares of common stock issuable upon the exercise of outstanding options and warrants that are exercisable within sixty days of December 31, 2011. Accordingly, Avenue will be able to elect a majority of our board as long as Avenue continues to hold or control a majority of our outstanding shares. Messrs. Lee, Norby and Tavakoli serve as independent directors elected by a majority vote of the directors then in office at the time of their election.

A majority of our board is not currently independent as defined under SEC and NYSE rules. We are considered a “controlled company” for purposes of the NYSE listing requirements because Avenue holds more than 50% of the voting power for the election of directors. As such, we are exempt from the NYSE corporate governance requirements that our board of directors meet the standards of independence established by those corporate governance requirements and exempt from the requirements that we have separate Compensation and Nominating and Corporate Governance Committees made up entirely of directors who meet such independence standards. We have chosen to utilize the exemption available for controlled companies.

Our board of directors is divided into three classes with staggered three-year terms as follows:

•	Class I directors are Messrs. Lee and Norby, and their terms will expire at the annual general meeting of stockholders to be held in 2012;

•	Class II directors are Messrs. Klein and Tavakoli, and their terms will expire at the annual general meeting of stockholders to be held in 2013; and

•	Class III directors are Messrs. Elkins, Mulhern and Park, and their terms will expire at the annual general meeting of stockholders to be held in 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2011 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were in compliance with Section 16(a) other than with respect to a late Form 4 for one stock option grant transaction by Ilbok Lee in 2011.

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

Compensation Committee

The compensation committee of the board has overall responsibility for evaluating and approving our executive officer and director compensation plans, policies and programs, as well as all equity-based compensation plans and policies. Our compensation committee consists of Messrs. Elkins, Lee and Tavakoli. Our board has determined that Messrs. Lee and Tavakoli are “independent” under NYSE and SEC rules. In making this determination, our board of directors considered the relationships that Messrs.Lee and Tavakoli have with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including any beneficial ownership of our equity. The board has determined that Mr. Elkins is not an independent director. Because we are a “controlled company,” we rely on exemptions from the provisions of Section 303A of the NYSE that would otherwise require the Company to have a Compensation Committee composed entirely of independent directors. Our compensation committee charter is available on our website at www.magnachip.com.

Nominating and Governance Committee

The nominating and governance committee has the responsibility to identify qualified individuals to become members of the board, to oversee an annual evaluation of the board of directors and its committees, to periodically review and recommend to the board any proposed changes to our corporate governance guidelines and to monitor our corporate governance structure. Our nominating and corporate governance committee consists of Messrs. Lee, Mulhern, and Norby. Our board has determined that Messrs. Lee and Norby are “independent”

under NYSE and SEC rules. In making this determination, our board of directors considered the relationships that Messrs. Lee and Norby have with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including any beneficial ownership of our equity. The board has determined that Mr. Mulhern is not an independent director. Because we are a “controlled company,” we rely on exemptions from the provisions of Section 303A of the NYSE that would otherwise require the Company to have a Nominating and Governance Committee composed entirely of independent directors. Our nominating and governance committee charter is available on our website at www.magnachip.com.

There has been no material change to the procedures by which our equity holders may recommend nominees to our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. We will provide a copy of our Code of Business Conduct and Ethics without charge to any person upon written request made to our Executive Vice President, General Counsel and Secretary at c/o MagnaChip Semiconductor, Ltd., 891 Daechi-dong, Gangnam-gu, Seoul, 135-738, Korea. Our Code of Business Conduct and Ethics is also available on our website at www.magnachip.com. We will disclose any amendment to the provisions of our Code of Business Conduct and Ethics on our website.

Assessment of Risk

Our board of directors believes that our compensation programs are designed such that they will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. Our cash incentive program takes into account multiple factors, thus diversifying the risk associated with any single performance factor, and we believe it does not incentivize our executive officers to focus exclusively on short-term outcomes. Our equity awards are limited by the terms of our equity plans to a fixed maximum specified in the plan, and are subject to vesting to align the long-term interests of our executive officers with those of our stockholders.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The compensation committee of our board of directors, or the Committee, has overall responsibility for administering our compensation program for our “named executive officers.” The Committee’s responsibilities consist of evaluating, approving and monitoring our executive officer and director compensation plans, policies and programs, as well as each of our equity-based compensation plans and policies. Prior to 2010, compensation decisions were made by the entire board of directors and for the discussion that follows, references to the Committee during such period refer to the entire board. For 2011, our named executive officers who continue to serve as executive officers were:

•	Sang Park, Chairman of the Board of Directors and Chief Executive Officer;

•	Tae Young Hwang, Chief Operating Officer and President;

•	Brent Rowe, Executive Vice President, Worldwide Sales;

•	Margaret Sakai, Executive Vice President and Chief Financial Officer; and

•	John McFarland, Executive Vice President, General Counsel and Secretary.

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

The Committee believes that the most effective executive compensation packages align executives’ interests with those of our stockholders by rewarding performance that exceeds specific annual, long-term and strategic goals that are intended to improve stockholder value. These objectives include the achievement of financial performance goals and progress on projects that our board of directors anticipates will lead to future growth, as discussed more fully below.

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

Role of Compensation Consultants

The Committee has the authority to retain the services of third-party executive compensation specialists in connection with the establishment of cash and equity compensation and related policies. We did not retain a compensation consultant in 2009, 2010 or 2011, and we have not retained a compensation consultant for 2012.

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

Elements of Compensation

In making decisions regarding the pay of the named executive officers, the Committee looks to set a total compensation package for each officer that will retain high-quality talent and motivate executives to achieve the goals set by our board of directors. Our 2011 compensation package was composed of the following elements:

•	annual base salary;

•	short-term cash incentives;

•	long-term equity incentives;

•	a benefits package that is generally available to all of our employees; and

•	expatriate and other executive benefits.

Determination of Amount of Each Element of Compensation

General Background

The Committee seeks to establish a total cash compensation package for our named executive officers that is competitive with the compensation reflected in compensation data for similarly-situated executives in the peer group reviewed by the Committee, subject to adjustments based on each executive’s experience and performance. Historically, based on our review of industry specific survey data and the professional and market experience of our Committee members, we measured total cash compensation for our named executive officers against cash compensation paid to executives at similarly situated companies which we determined to be our select peer group. Base salaries for our named executive officers were benchmarked to median levels for companies in the select peer group, and were adjusted upward or downward for performance. Short-term cash incentives were put in place to provide for opportunities that may result in higher than median levels of cash compensation as compared to our select peer group if, and depending upon the extent to which, our performance and that of our named executive officers exceeded expectations and the goals established by the Committee for the year in question.

Historically, our select peer group has included other major Korea-based semiconductor companies, including Fairchild Korea, Dongbu Hitek, ChipPac Korea, Hynix Semiconductor, ASE Korea and Amkor Technology Korea. In addition, we also reviewed compensation data from Mercer Korea, an independent compensation consultant, which surveyed the companies listed below, to assess how compensation for our select peer group related to compensation paid to executives in a broader range of technology companies.

•    ABB Korea

•    Accenture Korea

•    Agilent Technologies Korea

•    Alcatel-Lucent Korea

•    AMD Korea

•    Analog Devices Korea

•    APC Korea

•    Apple Computer

•    Applied Materials Korea

•    Arrow Electronics Korea

•    ASML Korea

•    Asurion Korea

•    AT&T Global Networks Services Korea

•    Autodesk Korea

•    Autoliv Korea

•    Avnet Korea

•    Axcelis Technologies Korea

•    Barco

•    Blizzard Entertainment

•    BMC Software Korea

•    Bosch Electrical Drives

•    Bosch Rexroth Korea

•    Broadcom

•    BT Global Services Korea

•    CA Technologies

•    Cadence Korea

•    CDNetworks

•    Cisco Systems Korea

•    CSC Computer Sciences

•    Cymer Korea

•    Cypress Semiconductor Korea

•    Dassault Systems Korea

•    Dell International

•    Delphi Korea Corporation

•    Dimension Data Korea

•    Domino Korea

•    Edwards Korea

•    Electronic Arts Korea

•    EMC Computer Systems Korea

•    Entegris Korea

•    Equant Korea

•    Fairchild Korea Semiconductor

•    Freescale Semiconductor

•    FSI Korea

•    Fuji Xerox Korea

•    Fujitsu Korea

•    Google

•    Harman International Korea

•    Hewlett-Packard Korea

•    IBM Korea

•    IDC Korea

•    Infineon Technologies Korea

•    Intel Korea

•    Invensys Korea

•    Johnson Controls Korea

•    Juniper Networks Korea

•    KLA-Tencor Korea

•    Kulicke and Soffa

•    Lam Research Korea

•    Leica Microsystems

•    Lenovo

•    Lexmark International

•    LG-Ericsson

•    Marvell Semiconductor Korea

•    MEMC Korea Company

•    Micron Semiconductor Korea

•    Microsoft Korea

•    Motorola Mobility Korea

•    Nanometrics Korea

•    National Computer Systems Korea

•    National Semiconductor

•    NDS Korea

•    Network Appliance

•    Nokia Korea

•    Nokia Siemens Network Korea

•    Novellus Korea

•    NXP Semiconductors Korea

•    Obigo

•    On Semiconductor

•    Oracle Korea

•    Orbotech Korea

•    Pacnet Korea

•    Panduit

•    Polycom Korea

•    PTC Korea

•    Qualcomm Korea

•    Real Networks Asia Pacific

•    Red Hat

•    Renesas Electronics Korea

•    Research In Motion Korea

•    Robert Bosch Korea

•    Rockwell Automation Korea

•    Rogers Korea

•    ROHM Semiconductor Korea Corporation

•    SAP Korea

•    SAS Korea

•    Schaeffler Korea

•    Schneider Electric Korea

•    Sensata Technologies

•    Siemens Industry Software

•    SIMMTECH

•    SingTel Korea

•    SITA Korea

•    Skyworks Solutions Korea

•    Sony Ericsson Mobile Communications International

•    Sony Korea

•    STATS ChipPAC Korea

•    ST-Ericsson Korea

•    STMicroelectronics

•    Sybase Korea

•    Symantec Korea

•    Synaptics International Korea

•    Teleca Korea

•    Tellabs Korea

•    Timken Korea

•    Toshiba Electronics Korea

•    Trend Micro Korea

•    Tyco Electronics AMP Korea

•    Varian Korea

•    Veeco Korea

•    Verizon Business

•    VMware Korea

•    Western Digital Korea

•    Westinghouse Korea

•    Xilinx Korea

•    Yahoo Korea

The Committee makes annual determinations regarding cash incentive compensation based on our annual operating plan, which we adopt in the December preceding each fiscal year. The determination takes into account our expected performance in the coming fiscal year. The Committee makes all equity compensation decisions for our officers based on existing compensation arrangements for other executives at our company with the same level of responsibility and based on a review of our select peer group with a view to maintaining internal consistency and parity.

Equity awards are not tied to base salary or cash incentive amounts and will constitute lesser or greater proportions of total compensation depending on the fair value of the awards. The Committee, relying on the professional and market experience of our Committee members, generally seeks to set equity awards at median levels of equity compensation at our select peer group companies. The Committee does not apply a formula or assign relative weight in making its determination. Instead, it makes a subjective determination after considering all information collectively.

The Committee may approve additional cash incentive payments or equity compensation grants from time to time during the year in its discretion.

Base Salary

Base salary is the guaranteed element of an employee’s annual cash compensation. Changes in base salary may be approved by the Committee for an executive if the median levels of base salary compensation for similarly-situated executives in our select peer group have changed, and may be further adjusted based upon the employee’s long-term performance, skill set and the value of that skill. The Committee evaluates the performance of each named executive officer on an annual basis based on the accomplishment of performance objectives that were established at the beginning of the prior fiscal year as well as its own subjective evaluation of the officer’s performance. In making its evaluation, the Committee makes a subjective qualitative assessment of the officer’s contribution to our performance during the preceding year, including leadership, success in attaining particular goals of a division for which that officer has responsibility, our overall financial performance and such other criteria as the Committee may deem relevant, including input from our Chief Executive Officer. The Committee then makes a subjective decision regarding any changes in base salary based on these factors and the data from our select peer group. The Committee does not systematically assign weights to any of the factors it considers, and may, in its discretion, ignore any factors or deem any one factor to have greater importance for a particular executive officer. Base salary adjustments generally take effect in the middle of our fiscal year.

The current base salaries of the Company’s named executive officers compare to the median of the Company’s select peer group as follows: Mr. Park is slightly above, Mr. Hwang and Mr. McFarland are slightly below, and Ms. Sakai and Mr. Rowe are generally in line. Our employees, including our executive officers, voluntarily accepted a 20% reduction in base salary from 2008 levels from January to June 2009, as part of austerity measures implemented to assist in our recovery. Mr. Park voluntarily accepted a 40% reduction in base salary from January to March 2009, and a 20% reduction from April to June 2009. In June 2009, our board of directors approved a one-time payment of 10% of base salary paid from April to June 2009 to all employees who voluntarily accepted pay reductions earlier in the year, which group included all of our named executive officers. This amount is reported as salary in the Summary Compensation Table below. We restored salaries to 2008 levels in July 2009. In December 2009, as a reward for the successful completion of our reorganization proceedings, our board of directors approved a one-time payment of 30% of the monthly base salary to all employees who voluntarily accepted pay reductions earlier in the year, which group included all of our named executive officers. The amount paid to named executive officers for 2009 are reported as bonus in the Summary Compensation Table below. The Committee also granted additional special discretionary incentives to Mr. Hwang, Mr. Rowe, Ms. Sakai and Mr. McFarland in 2009, as described in more detail below. No additional special discretionary incentives were granted to our named executive officers in 2010 or 2011.

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

Given our financial position at the beginning of 2009, we did not modify the annual targets for our cash incentive plans for 2009. As a result, our short-term cash incentive plan was effectively suspended for the year. In December 2009, our board of directors implemented a cash incentive plan effective as of January 1, 2010, which we call the Profit Sharing Plan. Each of our employees is eligible to participate in the Profit Sharing Plan, and our board of directors intends for the Profit Sharing Plan to incentivize our named executive officers, officers and employees to exceed expectations throughout our entire fiscal year. The Committee administers the Profit Sharing Plan.

Under the Profit Sharing Plan, the Committee will review our business plan in December of each year and determine an annual consolidated Adjusted EBITDA target, or the Base Target, for the upcoming fiscal year and set the targeted amount to be awarded to our named executive officers and employees, or the Profit Share, for meeting the Base Target and for achievement in excess of the Base Target.

The Base Target is calculated as a percentage of our forecasted gross annual revenue for the upcoming fiscal year. We determine our revenue forecast by looking at several factors, including existing orders from our customers, quarterly and annual forecasts from our customers, our product roadmap and how it corresponds with our projected customer needs, and the overall industry forecasts for the semiconductor market. The Committee’s goal is to set a Base Target that is difficult but not unreasonable to achieve. To determine the percentage of gross annual revenue for purposes of setting the Base Target, the Committee, in consultation with our board of directors, first determines a range of Adjusted EBITDA growth and gross margin that is competitive based upon the select peer group and will ensure that we build stockholder value, then sets a percentage such that the forecasted Adjusted EBITDA growth and gross margin is within that range. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Business Metrics Evaluated by Management” for a discussion of how we define and why we use Adjusted EBITDA.

Each named executive officer receives as a Profit Share a set percentage of their annual base salary once the Base Target is achieved. Executives with target annual incentive opportunities set forth in their employment agreements will be eligible to receive the target percentage set forth in such agreements. In the event we exceed the Base Target, we may pay to our named executive officers (together with all of our eligible employees) their pro rata portion of an additional Profit Share of 25% of our annual consolidated Adjusted EBITDA in excess of the Base Target. For 2011, Mr. Park received a Profit Share of $210,634, Mr. Hwang received a Profit Share of $101,482, Mr. Rowe received a Profit Share of $93,248, Ms. Sakai received a Profit Share of $89,748 and Mr. McFarland received a Profit Share of $51,158.

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

For 2010, the implementation of the Profit Sharing Plan was modified pursuant to the terms of the Profit Sharing Plan to provide our employees with an opportunity to share in our success earlier in the fiscal year than under the existing Profit Sharing Plan. In addition to setting the Base Target, two interim targets for our first and second fiscal quarters were set. We made Profit Share payments in the first normal pay period following the conclusion of each of our first two fiscal quarters. The total Profit Share payable for meeting the Base Target for 2010 was capped for each named executive officer at his or her respective percentage of annual base salary, such that the amount of any Profit Share paid for 2010 performance after the end of 2010 was offset by the Profit Share paid during 2010 for reaching each of the quarterly targets. In addition, for 2010, our named executive officers were not eligible to earn the additional Profit Share of 25% of our annual consolidated Adjusted EBITDA in excess of the Base Target even though we exceeded the Base Target. As a result, for 2010, our named executive officers were only entitled to receive a cash incentive equal to the Profit Share paid to each named executive officer disclosed in the Summary Compensation Table in the column labeled “Bonus.” In 2010, under the Profit Sharing Plan, we paid bonuses to our named executive officers in April and July 2010 and in January 2011.

For 2011, the implementation of the Profit Sharing Plan was modified pursuant to the terms of the Profit Sharing Plan to set an interim target that was paid during the first normal pay period following the conclusion of our second fiscal quarter of 2011. In addition, our named executive officers (and all of our other employees) were not eligible to earn the additional Profit Share of 25% of our annual consolidated Adjusted EBITDA in excess of the Base Target even if we exceeded the Base Target or the interim target. In 2011, under the Profit Sharing Plan, we paid bonuses to our named executive officers in July 2011 but not in January 2012.

Equity Compensation

In addition to cash incentives, we offer equity incentives as a way to enhance the link between the creation of stockholder value and executive incentive compensation and to give our executives appropriate motivation and rewards for achieving increases in enterprise value. Under our 2009 Common Unit Plan, our board of directors granted options to acquire MagnaChip Semiconductor LLC common units and restricted unit bonus awards. Awards under our 2009 Common Unit Plan were converted into options for common stock and restricted common stock of MagnaChip Semiconductor Corporation upon our corporate conversion. Such options vest in installments over three years following grant, with approximately one-third of the restricted unit awards vested at grant and the remainder vesting in two subsequent annual installments, as set forth in more detail below.

Under our 2011 Equity Incentive Plan, which replaced the 2009 Common Unit Plan immediately following our corporate conversion, the Committee may grant participants stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based and cash-based awards. Stock options granted under the 2011 Equity Incentive Plan generally vest over three years following grant, with thirty-four percent of the common stock vesting and becoming exercisable on the first anniversary of grant date and eight or nine percent of the common stock subject to the options vesting on completion of each three-month period thereafter. In granting equity awards, the Committee may establish any conditions or restrictions it deems appropriate. Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Equity Incentive Plan. The fair market value of the stock at the time of grant will generally be the closing price of a share of stock as quoted on the national or regional securities exchange or quotation system constituting the primary market for the stock on the date any grant is made. Prior to the exercise of a stock option or stock appreciation or settlement of an award denominated in units, the holder has no rights as a stockholder with respect to the stock subject to the award, including voting rights and the right to receive dividends. Participants receiving restricted stock awards are stockholders and have both voting rights and the right to receive dividends, except that dividends paid on unvested shares may remain subject to forfeiture until vested. Award vesting ceases upon termination of employment, and vested options and stock appreciation rights remain exercisable only for a limited period following such termination.

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

As a result of our reorganization proceedings, all previously outstanding common and preferred units and options held by our named executive officers were cancelled. In December 2009, we granted new options to our executives with the option award amounts generally determined based upon the median levels of our select peer group. Thirty-four percent of the common units subject to the options vested and became exercisable on the first anniversary of grant date, with eight or nine percent of the common units subject to the options vesting on completion of each three-month period thereafter. In December 2009, in recognition of services provided in guiding us through our reorganization proceedings, our board of directors also granted each of our current named executive officers a restricted unit bonus. The amount of the restricted unit bonuses were not based upon any numerical or formulaic factors, nor based upon any comparative peer group, data or the number of options granted, but rather were determined based upon our board of directors’ subjective assessment of individual contributions to the successful completion of the reorganization proceedings. We granted restricted unit bonuses in order to provide our executives with an equity incentive with a built-in gain equal to the value of the units as of the date of grant while still incentivizing them to contribute toward increasing our enterprise value. See “Item 11. Executive Compensation-Grant of Plan-Based Awards” below for information regarding the number and value of units granted to each named executive officer. Thirty-four percent of each restricted unit bonus vested upon grant, with the remaining portion vesting in equal installments on the first and second anniversary of the grant date. No equity incentives were granted to our named executive officers in 2010 or 2011.

Upon the recommendation of our board of directors or chief executive officer, or otherwise, the Committee may in the future consider granting additional performance-based equity incentives.

Perquisites and Other Benefits

We provide the named executive officers with perquisites and other benefits, including expatriate benefits, that the Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Generally, perquisite are determined based upon what the Committee considers to be the most customary perquisites offered by our select peer group and are not based upon a median cost for specific perquisites or for the perquisites in aggregate. The Committee determines the level and types of expatriate benefits for the executive officers based on local market surveys taken by our human resources group. These surveys are not limited to our select peer group, but include a broad range of non-Korea based companies with significant operations in Korea. Attributed costs of the personal benefits for the named executive officers are as set forth in the Summary Compensation Table below.

Mr. Park, Ms. Sakai and Mr. McFarland were expatriates during all of 2011 and received expatriate benefits commensurate with market practice in Korea. These benefits, which were determined on an individual basis, included housing allowances, relocation allowances, insurance premiums, reimbursement for the use of a car, home leave flights, living expenses, tax equalization payments and tax advisory services, each as we deemed appropriate.

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

Summary Compensation Table

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2009, 2010 and 2011, of our named executive officers:

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)(3)	All Other Compensation ($)		Total ($)
Sang Park Chairman and Chief Executive Officer	2011	553,444		211,124	—	—	—	507,782	(4)	1,272,350
	2010	482,164		543,926	—	—	—	325,576	(5)	1,351,666
	2009	979,611	(6)	11,262	1,769,600	488,070	—	314,785	(7)	3,563,328

Tae Young Hwang Chief Operating Officer and President	2011	315,471		101,482	—	—	35,964	34,062	(8)	486,979
	2010	275,129		249,706	—	—	105,346	26,422	(9)	656,604
	2009	189,748		106,544	663,600	305,044	119,541	10,884	(10)	1,395,361

Brent Rowe Executive Vice President, Worldwide Sales	2011	309,086		93,248	—	—	—	11,590	(11)	413,924
	2010	261,499		223,200	—	—	—	12,914	(12)	497,614
	2009	398,554	(13)	70,500	442,400	183,026	—	12,231	(14)	1,106,711

Margaret Sakai Executive Vice President and Chief Financial Officer	2011	316,327		90,190	—	—	46,384	345,301	(15)	798,202
	2010	272,072		157,052	—	—	28,152	250,039	(16)	707,314
	2009	238,347		46,549	265,440	73,211	12,143	163,668	(17)	799,358

John McFarland Executive Vice President, General Counsel and Secretary	2011	245,310		51,158	—	—	39,434	96,019	(18)	431,920
	2010	201,774		116,847	—	—	27,344	72,531	(19)	418,495
	2009	172,229		44,764	265,440	48,807	14,369	99,615	(20)	645,224

Note: Amounts set forth in the above table that were originally paid in Korean won from January 1 to October 25, 2009 have been converted into U.S. dollars using average exchange rates during the respective periods. After October 25, 2009, a monthly average exchange rate was used.

(1)	Includes one-time payment of 10% of base salary paid from April to June 2009 to all employees that voluntarily accepted pay reductions earlier in the year, including $22,204, $4,897, $6,000 and $6,415 paid to Mr. Park, Mr. Hwang, Mr. Rowe and Ms. Sakai, respectively.

(2)	Represents the grant date fair value with respect to the fiscal year determined in accordance with FASB ASC 718. See “Note 4 Summary of Significant Accounting Policies—Stock/Unit-Based Compensation,” and “Note 19 Equity Incentive Plans,” to the MagnaChip Semiconductor Corporation audited consolidated financial statements for the years ended 2011 and 2010, the two months ended December 31, 2009, and the ten months ended October 25, 2009.
(3)	Consists of statutory severance accrued during the years ended December 31, 2011 and December 31, 2010, the two months ended December 31, 2009, and the ten months ended October 25, 2009, as applicable. See the section subtitled “Compensation Discussion and Analysis” for a description of the statutory severance benefit.
(4)	Includes the following personal benefits paid to Mr. Park: (a) $282,724, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. Park’s housing lease; (b) $34,147 for insurance premiums; (c) $61,055 for other personal benefits (including reimbursement of the use of a car, home leave flights, living expenses, personal tax advisory expenses, and other personal benefits); (d) $107,650 of reimbursement for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2010; and (e) $22,207 for reimbursement of Korean tax.
(5)	Includes the following personal benefits paid to Mr. Park: (a) $142,390, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. Park’s housing lease; (b) $29,716 for insurance premiums; (c) $44,485 for other personal benefits (including reimbursement of the use of a car, home leave flights, living expenses, personal tax advisory expenses, and other personal benefits); (d) $83,042 of reimbursement for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2009; and (e) $25,944 for reimbursement of Korean tax.
(6)	Includes a fixed one-time bonus payment of $602,631 made in December 2009 pursuant to Mr. Park’s Amended and Restated Service Agreement. Mr. Park elected to forego $298,000 of the bonus payable pursuant to his service agreement in order for such amounts to be available for bonuses to other executives.
(7)	Includes the following personal benefits paid to Mr. Park: (a) $125,073, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. Park’s housing lease; (b) $28,386 for insurance premiums; (c) $48,319 for other personal benefits (including reimbursement of the use of a car, home leave flights, living expenses and personal tax advisory expenses); (d) $89,252 of reimbursement for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2008; and (e) $23,755 for reimbursement of Korean tax.
(8)	Includes the following personal benefits paid to Mr. Hwang: (a) $14,095 for reimbursement of the use of a car; (b) $5,023 for other personal benefits; and (c) $14,944 for insurance premiums.
(9)	Includes the following personal benefits paid to Mr. Hwang: (a) $12,875 for reimbursement of the use of a car; (b) $2,103 for other personal benefits; and (c) $11,444 for insurance premiums.
(10)	Includes the following personal benefits paid to Mr. Hwang: (a) $7,832 for reimbursement of the use of a car; and (b) $3,052 for insurance premiums.
(11)	Includes the following personal benefits paid to Mr. Rowe: $11,590 for insurance premiums.
(12)	Includes the following personal benefits paid to Mr. Rowe: $12,914 for insurance premiums.
(13)	Includes a $176,000 fixed non-discretionary payment under Mr. Rowe’s offer letter (as supplemented), pursuant to which in 2007 Mr. Rowe elected to receive a $528,000 advance on his first three years of potential annual bonus payments at a rate of 80% of base pay. Effective as of April 2009, the right to receive the bonus became fixed and was no longer discretionary.
(14)	Includes the following personal benefits paid to Mr. Rowe: (a) $1,597 for reimbursement of the use of a car; and (b) $10,634 for insurance premiums.
(15)	Includes the following personal benefits paid to Ms. Sakai: (a) $116,842, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Ms. Sakai’s housing lease; (b) $51,534 for reimbursement of tuition expenses for Ms. Sakai’s children; (c) $30,895 for Ms. Sakai’s home leave flights; (d) $35,870 for insurance premiums; (e) $21,691 for other personal benefits (including reimbursement of the use of a car, living expenses, personal tax advisory expenses, and other personal benefits); (f) $67,728 of reimbursement for the difference between the actual tax Ms. Sakai already paid and the hypothetical tax she had to pay for the fiscal year 2010; and (g) $20,741 for reimbursement of Korean tax.

(16)	Includes the following personal benefits paid to Ms. Sakai: (a) $93,364, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Ms. Sakai’s housing lease; (b) $53,945 for reimbursement of tuition expenses for Ms. Sakai’s children; (c) $26,019 for Ms. Sakai’s home leave flights; (d) $30,016 for insurance premiums; (e) $16,478 for other personal benefits (including reimbursement of the use of a car, living expenses, personal tax advisory expenses, and other personal benefits); (f) $18,305 of reimbursement for the difference between the actual tax Ms. Sakai already paid and the hypothetical tax she had to pay for the fiscal year 2009; and (g) $11,911 for reimbursement of Korean tax.
(17)	Includes the following personal benefits paid to Ms. Sakai: (a) $25,590, which is the total monthly rental payments for four months rent for Ms. Sakai’s housing, and $32,650, which is the imputed benefit to Ms. Sakai from a refundable deposit held by the lessor of Ms. Sakai’s housing during the lease term; (b) $33,735 for reimbursement of tuition expenses for Ms. Sakai’s children; (c) $21,352 for Ms. Sakai’s home leave flights; (d) $28,238 for insurance premiums; (e) $8,568 for other personal benefits (including reimbursement of the use of a car, personal tax advisory expenses, and communication expenses); and (f) $13,535 for reimbursement of Korean tax.
(18)	Includes the following personal benefits paid to Mr. McFarland: (a) $29,945 for reimbursement of tuition expenses for Mr. McFarland’s child; (b) $23,212 of reimbursement for the difference between the actual tax Mr. McFarland already paid and the hypothetical tax he had to pay for the fiscal year 2010; (c) $26,014 for insurance premiums; (d) $8,726 for other personal benefits (including reimbursement of the use of a car, personal tax advisory expenses and other personal benefits); and (e) $8,122 for reimbursement of Korean tax.
(19)	Includes the following personal benefits paid to Mr. McFarland: (a) $25,920 for reimbursement of tuition expenses for Mr. McFarland’s child; (b) $7,418 of reimbursement for the difference between the actual tax Mr. McFarland already paid and the hypothetical tax he had to pay for the fiscal year 2009; (c) $21,830 for insurance premiums; (d) $8,204 for other personal benefits (including reimbursement of the use of a car, personal tax advisory expenses and other personal benefits); and (e) $9,159 for reimbursement of Korean tax.
(20)	Includes the following personal benefits paid to Mr. McFarland: (a) $23,351 for reimbursement of tuition expenses for Mr. McFarland’s child; (b) $19,978 of reimbursement for the difference between the actual tax Mr. McFarland already paid and the hypothetical tax he had to pay for the fiscal year 2008; (c) $20,227 for insurance premiums; (d) $1,089 for other personal benefits (including reimbursement of the use of a car and personal tax advisory expenses); and (e) $34,970 for reimbursement of Korean tax.

Grants of Plan-Based Awards

No stock or option awards nor any other plan-based awards were granted to our named executive officers during the year ended December 31, 2011.

	Outstanding Equity Awards at Fiscal Year End 2011
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Sang Park	187,600	92,400	5.88	12/8/2019	—	—
Tae Young Hwang	117,250	57,750	5.88	12/8/2019	—	—
Brent Rowe	70,350	34,650	5.88	12/8/2019	—	—
Margaret Sakai	28,140	13,860	5.88	12/8/2019	—	—
John McFarland	18,760	9,240	5.88	12/8/2019	—	—

(1)

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
(2)	The option exercise price at the time of grant was $1.16 per common unit, or $9.28 after giving effect to the corporate conversion. On April 19, 2010, we made a distribution to our unitholders of $0.4254 per common unit, which resulted in the option exercise price being reduced to $0.7346 per common unit, or $5.88 after giving effect to the corporate conversion.

Option Exercises and Stock Vested at Fiscal Year End 2011
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Sang Park	92,400	712,404
Tae Young Hwang	34,650	267,152
Brent Rowe	23,100	178,101
Margaret Sakai	13,860	106,861
John McFarland	13,860	106,861

(1)	The restrictions on the restricted stock awards granted in December 2009 lapsed on December 8, 2011 as to the remaining 33% of the total number of restricted shares of common stock originally awarded.
(2)	The reported value represents the product of multiplying the number of vested shares by $7.71, the value of our shares as of the date of vesting determined on an as converted basis.

MagnaChip Semiconductor LLC 2009 Common Unit Plan

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

2011 Equity Incentive Plan

Our 2011 Equity Incentive Plan, or the 2011 Plan, was approved by our board of directors and our stockholders in March 2010. We amended and restated the 2011 Plan in February 2011, and our stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 upon our corporate conversion. 890,300 shares of our common stock, or the total number of shares of common stock (as adjusted by the conversion ratio in the corporate conversion) remaining available for grant upon its termination immediately following the corporate conversion, were authorized and reserved.

As of December 31, 2011, there were outstanding under the 2011 Plan options to purchase 2,008,960 shares of common stock, at a weighted average exercise price of $6.79 per share. As of December 31, 2011, 752,564 shares of our common stock remained available for issuance under the 2011 Plan. This reserve automatically increased on January 1, 2012 and will automatically increase each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our board of directors. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan, subject to a cap of 1,412,352 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

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

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan, or the Purchase Plan, was approved by our board of directors in March 2010. Our board of directors amended and restated the Purchase Plan in February 2011 to reflect that the Purchase Plan would become effective in 2011 upon the commencement of the MagnaChip Corporation IPO. The Purchase Plan was approved by our stockholders in March 2011 and became effective upon the commencement of the MagnaChip Corporation IPO. 789,890 shares were initially authorized and reserved for sale under the Purchase Plan.

As of December 31, 2011, 789,304 shares of our common stock remained reserved for sale under the Purchase Plan. In addition, the Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021 equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) 789,980 shares, or (iii) a number of shares as our board may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan.

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

Margaret Sakai. We entered into an Offer Letter with Ms. Sakai, dated as of September 5, 2006, pursuant to which Ms. Sakai served as our Senior Vice President, Finance, with an initial base salary of $250,000 per year and with a target annual incentive bonus opportunity of 50% of her base salary. Ms. Sakai’s title was changed to Senior Vice President and Chief Financial Officer in 2009 and Executive Vice President and Chief Financial Officer in 2011. Ms. Sakai is entitled to customary employee benefits and expatriate benefits. Pursuant to her Offer Letter, Ms. Sakai received an initial grant of options to purchase our common units, but the grant was subsequently terminated in connection with our reorganization proceedings.

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

John McFarland. We are party to a Service Agreement, dated as of April 1, 2006, with Mr. McFarland pursuant to which he serves as our Executive Vice President, General Counsel and Secretary. Under the agreement, Mr. McFarland was eligible to receive an initial base salary of 175 million Korean won per year, with a target annual incentive bonus opportunity of 50% of his base salary. Mr. McFarland is entitled to customary employee benefits and certain expatriate, repatriation and international service benefits. Mr. McFarland received an initial grant of options to purchase our common units, but the grant was subsequently terminated in connection with our reorganization proceedings. The agreement also contains customary non-competition and non-solicitation covenants lasting one and two years, respectively, from the date of termination of employment and confidentiality covenants of unlimited duration.

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

The following table presents our estimate of the dollar value of the payments and benefits payable to our named executive officers upon the occurrence of the following events, assuming that each such event occurred on December 31, 2011. The disclosure in the following table does not include:

•

any accrued benefits that were earned and payable as of December 31, 2011, including any short-term cash incentive amounts earned by, or any discretionary bonus amounts payable to, the executive officer for 2011 performance; or

•	payments and benefits to the extent they are provided generally to all salaried employees and do not discriminate in scope, terms or operation in favor of the named executive officers.

Name	Event	Cash Severance Payment ($)(1)	Continuation of Benefits ($)(2)	Value of Equity Award Acceleration ($)(3)	Total ($)
Sang Park	(a)(4)	587,000	507,782(5)	147,840	1,242,622
	(b)(4)	1,174,000	1,015,565(6)	147,840	2,337,405
	(c)	—	—	147,840	147,840
Tae Young Hwang	(c)	836,666(7)	—	92,400	929,066
Brent Rowe	(a)	155,900	—	—	155,900
	(c)	—	—	55,440	55,440
Margaret Sakai	(a)	165,375(8)	172,650(9)	—	338,025
	(c)	—	—	22,176	22,176
John McFarland	(a)	147,354(10)	48,009(11)	—	195,363
	(c)	—	—	14,784	14,784

(a)	Termination without cause in absence of change in control.
(b)	Termination without cause within nine months following a change in control.
(c)	Change in control.
(1)	Represents cash severance payments payable to our named executive officers pursuant to (i) our employment agreements with them or, if greater, (iii) cash severance payments payable pursuant to the Employee Retirement Benefit Security Act of Korea. Other than Mr. Rowe, who is entitled to a lump sum cash severance payment, cash severance payments are paid monthly in accordance with our regular payroll procedures. Pursuant to the Employee Retirement Benefit Security Act, Mr. Hwang, Ms. Sakai and Mr. McFarland are entitled to certain statutory severance benefits from us upon the termination of their employment with us for any reason. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Perquisites and Other Benefits” for additional information.
(2)	Calculated assuming the continuation of benefits for the applicable period at the same dollar value of 2011 benefits.
(3)	Reflects the aggregate value of the accelerated vesting of the named executive officer’s unvested options. With respect to options issued under our 2009 Plan outstanding as of December 31, 2011, the amounts were calculated by multiplying (i) the number of outstanding options to purchase common stock subject to award vesting on December 31, 2011 by (ii) the difference of the fair market value of our common stock as of December 30, 2011, and the option exercise price for such options of $5.88 per share.

(4)	Reflected benefits are also payable in connection with Mr. Park’s resignation for good reason. See “Item 11. Executive Compensation—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Sang Park.”
(5)	Represents the aggregate value of the continuation of health insurance benefits for Mr. Park and his eligible dependents for twelve months following the date of termination. Mr. Park is also entitled to tax equalization benefits, tax preparation services, the reimbursement of costs associated with one home leave flight and, for a period of twelve months post-termination, international health insurance benefits, paid housing and the use of a car and a driver.
(6)	Represents the aggregate value of the continuation of health insurance benefits for Mr. Park and his eligible dependents for twenty-four months following the date of termination. Mr. Park is also entitled to tax equalization benefits, tax preparation services, the reimbursement of costs associated with two home leave flights and, for a period of twenty-four months post-termination, international health insurance benefits, paid housing and the use of a car and a driver.
(7)	Mr. Hwang is entitled to statutory severance benefits in the amount of $836,666. Although the minimum legal severance accrual is one month of base salary per year of service, Mr. Hwang was eligible for accrual of a multiple of two to three months of base salary per year of service during approximately the first ten of his fifteen years of service, or $447,654 in aggregate.
(8)	Ms. Sakai is entitled to statutory severance benefits in the amount of $142,254. The amount owed to Ms. Sakai under her employment agreement, $165,375, will be reduced by the amount she is statutorily entitled to receive.
(9)	Represents the aggregate value of the continuation of health insurance benefits for Ms. Sakai and her eligible dependents for six months following the date of termination. Ms. Sakai is also entitled to tax equalization benefits, tax preparation services, reimbursement of costs associated with one home leave flight and, for a period of six months post-termination, paid housing, the use of a car and a driver and child tuition benefits.
(10)	Mr. McFarland is entitled to statutory severance benefits in the amount of $147,354. The amount owed to Mr. McFarland under his service agreement, $123,666, will be reduced by the amount he is statutorily entitled to receive
(11)	Represents the aggregate value of continuation of health insurance benefits for Mr. McFarland and his eligible dependents for six months following the date of termination. Mr. McFarland is also entitled to tax equalization, tax preparation services and, for a period of six months post-termination, child tuition benefits.

Pension Benefits for the Fiscal Year Ended December 31, 2011

Pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. The base statutory severance accrues at the rate of approximately one month of base salary per year of service and is calculated on a monthly basis based upon the officer’s salary for the prior three-month period. Accordingly, if the named executive officers in the following table had retired on the last day of our fiscal year ended December 31, 2011, they would have been entitled to the statutory severance payments described below. Assuming no change in the applicable law, each of these executives will continue to accrue additional statutory severance benefits at the rate described above until his or her service with us terminates.

Name	Plan Name	Number of Years of Credited Service (#)		Present Value of Accumulated Benefit ($)	Payments During the Last Fiscal Year
Tae Young Hwang	Statutory Severance with Multiplier for Partial Period	16	(1)	836,666	—
Margaret Sakai	Statutory Severance	5		142,254	—
John McFarland	Statutory Severance	7		147,354	—

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

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Director Compensation for the Fiscal Year Ended December 31, 2011

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(1)		Total ($)
Michael Elkins(2)	—		—	—		—
Randal Klein(2)	—		—	—		—
Ilbok Lee	18,493	(3)	—	67,000	(4)	85,493
Brian Mulhern(2)	—		—	—		—
R. Douglas Norby	55,000	(5)	—	—		55,000
Nader Tavakoli	50,000	(6)	—	—		50,000
Gidu Shroff(7)	100,000	(8)	—	—		100,000
Steven Tan(9)	—		—	—		—

(1)	Represents grant date fair value determined in accordance with FASB ASC 718. See “Note 4 Summary of Significant Accounting Policies Stock/Unit-Based Compensation,” and “Note 19 Equity Incentive Plans,” to the MagnaChip Semiconductor Corporation audited consolidated financial statements for the year ended December 31, 2011. As of December 31, 2011, Mr. Norby and Mr. Tavakoli each held options to purchase 25,000 shares of our common stock, of which 14,750 shares subject to these options have vested. None of the remaining non-employee directors held any outstanding stock or option awards.
(2)	This director did not receive any compensation in 2011.
(3)	Consists of an annual retainer of $50,000 paid to independent non-employee directors pursuant to our director compensation policy adopted in March 2010, prorated for 2011 from Mr. Lee’s August 19, 2011, appointment date.
(4)	Consists of an option grant to an independent non-employee director to purchase 25,000 shares of common stock issued in August 2011 under the 2011 Plan at an exercise price of $9.51 per share pursuant to our director compensation policy adopted in March 2010.
(5)	Consists of an annual retainer of $50,000 paid to independent non-employee directors plus an additional $5,000 paid for serving as the chairman of our audit committee pursuant to our director compensation policy adopted in March 2010.
(6)	Consists of an annual retainer of $50,000 paid to independent non-employee directors pursuant to our director compensation policy adopted in March 2010.
(7)	Mr. Shroff resigned as director on August 16, 2011. The unvested portion of the option granted to Mr. Shroff on March 11, 2010, was accelerated such that the option became fully vested as of August 16, 2011.

(8)	Consists of an annual retainer of $50,000 paid to independent non-employee directors pursuant to our director compensation policy adopted in March 2010, and a $50,000 separation payment.
(9)	Mr. Tan resigned as director on August 10, 2011. Mr. Tan did not receive any compensation in 2011.

Further Information Regarding Director Compensation Table

Under our director compensation policy, each of our independent directors is entitled to receive an annual fee of $50,000. In addition, the chairman of our audit committee is entitled to an additional fee of $5,000. We expect to issue each independent director an option to purchase 25,000 shares of common stock upon election to the board of directors, and additional shares from time to time at the discretion of the board of directors, all of which shall generally vest on the same terms as option grants to our other grantees. Pursuant to this policy, in August 2011, we issued options to purchase 25,000 shares of common stock to Ilbok Lee pursuant to the 2011 Plan at an exercise price of $9.51 per share.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been an officer or employee of our company during the last fiscal year. During 2011, decisions regarding executive officer compensation were made by our Compensation Committee. Mr. Park participated in deliberations of our Compensation Committee regarding the determination of compensation of our executive officers other than himself. None of our executive officers currently serves, or in the past has served, as a member of the board of directors or the compensation committee of any entity that has one or more executive officers serving on our board of directors.

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

Michael Elkins

Ilbok Lee

Nader Tavakoli

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Table

The following table provides information as of December 31, 2011, regarding securities authorized for issuance under the Company’s compensation plans. The Company’s compensation plans include the 2009 Plan, the 2011 Plan, and the Purchase Plan. The numbers in the following table do not include options or shares that may be added to the issuable amounts under the 2011 Plan or the Purchase Plan, respectively, after December 31, 2011, in accordance with the terms of the respective plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,008,960	(1)	$6.79	(1)	1,541,868	(2)
Equity compensation plans not approved by security holders	—		—		—
Total:	2,008,960		$6.79		1,541,868

(1)	The number of securities to be issued upon the exercise of outstanding options and the weighted average exercise price do not include any purchase right under the Purchase Plan or the purchase price for the purchase of shares under the Purchase Plan.

(2)	Includes 789,304 shares of common stock that remain available as of December 31, 2011, for future issuance under the Purchase Plan.

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

The 2011 Plan was approved by our board of directors and our stockholders in March 2010. We amended and restated the 2011 Plan in February 2011, and our stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 upon our corporate conversion. 890,300 shares of our common stock, or the total number of shares of common stock (as adjusted by the conversion ratio in the corporate conversion) remaining available for grant upon its termination immediately following the corporate conversion, were authorized and reserved.

As of December 31, 2011, there were outstanding under the 2011 Plan options to purchase 2,008,960 shares of common stock, at a weighted average exercise price of $6.79 per share. As of December 31, 2011, 752,564 shares of our common stock remained available for issuance under the 2011 Plan. This reserve automatically increased on January 1, 2012 and will automatically increase each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our board of directors. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan, subject to a cap of 1,412,352 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

For more information on our 2011 Equity Incentive Plan, see “Item 11. Executive Compensation—Grants of Plan-Based Awards—2011 Equity Incentive Plan.”

The Purchase Plan was approved by our board of directors in March 2010. Our board of directors amended and restated the Purchase Plan in February 2011 to reflect that the Purchase Plan would become effective in 2011 upon the commencement of the MagnaChip Corporation IPO. The Purchase Plan was approved by our stockholders in March 2011 and became effective upon the commencement of the MagnaChip Corporation IPO. 789,890 shares were initially authorized and reserved for sale under the Purchase Plan.

As of December 31, 2011, 789,304 shares of our common stock remained reserved for sale under the Purchase Plan. In addition, the Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021 equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) 789,980 shares, or (iii) a number of shares as our board may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan.

For more information on our 2011 Employee Stock Purchase Plan, see “Item 11. Executive Compensation—Grants of Plan-Based Awards—2011 Employee Stock Purchase Plan.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our outstanding common stock for: (1) each person or entity known to us to beneficially own more than 5% of any class of our outstanding securities; (2) each member of our board of directors; (3) each of our named executive officers; and (4) all of the members of our board of directors and executive officers, as a group. The following tables list the number of shares and percentage of shares beneficially owned based on 37,907,575 shares of common stock outstanding as of December 31, 2011.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Principal Stockholders
Funds managed by Avenue Capital Management II, L.P.(2)	20,789,539	54.0%
Funds and accounts managed by Southpaw Asset Management LP(3)	2,341,320	6.2%
AllianceBernstein L.P.(4)	2,078,763	5.5%
Directors and Executive Officers
Sang Park(5)	467,600	1.2%
Tae Young Hwang(6)	222,250	*
Brent Rowe(7)	140,350	*
Margaret Sakai(8)	70,140	*
John McFarland(9)	60,760	*
Michael Elkins(10)	—	—
Randal Klein(10)	—	—
Brian Mulhern(10)	—	—
Nader Tavakoli(11)	33,500	*
R. Douglas Norby(12)	14,750	*
Ilbok Lee	—	—
Directors and Officers as a group (13 persons)(13)	1,145,080	3.0%

*	Less than one percent

(1)	Includes any outstanding common stock held and, to the extent applicable, shares issuable upon the exercise or conversion of any securities that are exercisable or convertible within 60 days of December 31, 2011.
(2)	The following entities and person are collectively referred to in this table as the “Avenue Capital Group”: (i) Avenue Investments, L.P. (“Avenue Investments”), (ii) Avenue International Master, L.P. (“Avenue International Master”), (iii) Avenue International, Ltd. (“Avenue International”), the sole limited partner of Avenue International Master, (iv) Avenue International Master GenPar, Ltd. (“Avenue International GenPar”), the general partner of Avenue International Master, (v) Avenue Partners, LLC (“Avenue Partners”), the general partner of Avenue Investments and the sole shareholder of Avenue International GenPar, (vi) Avenue-CDP Global Opportunities Fund, L.P. (“Avenue-CDP”), (vii) Avenue Global Opportunities Fund GenPar, LLC (“Avenue Global GenPar”), the general partner of Avenue-CDP, (viii) Avenue Special Situations Fund IV, L.P. (“Avenue Fund IV”), (ix) Avenue Capital Partners IV, LLC (“Avenue Capital IV”), the general partner of Avenue Fund IV, (x) GL Partners IV, LLC (“GL IV”), the managing member of Avenue Capital IV, (xi) Avenue Special Situations Fund V, L.P. (“Avenue Fund V”), (xii) Avenue Capital Partners V, LLC (“Avenue Capital V”), the general partner of Avenue Fund V, (xiii) GL Partners V, LLC (“GL V”), the managing member of Avenue Capital V, (xiv) Avenue Capital Management II, L.P. (“Avenue Capital Management”), the investment manager to Avenue Investments, Avenue International Master, Avenue-CDP, Avenue Fund IV and Avenue Fund V (collectively, the “Avenue Funds”), (xv) Avenue Capital Management II GenPar, LLC (“Avenue Capital Management GenPar”), the general partner of Avenue Capital Management, and (xvi) Marc Lasry, the managing member of Avenue International GenPar, Avenue Partners, Avenue Global GenPar, GL IV, GL V and Avenue Capital Management GenPar.

The Avenue Capital Group beneficially owns 20,789,539 shares of common stock, which includes 555,961 shares of common stock the Avenue Capital Group may receive through the exercise of outstanding warrants.

The Avenue Funds have the sole power to vote and dispose of the common stock and warrants held by them. Avenue International, Avenue International GenPar, Avenue Partners, Avenue Global GenPar, Avenue Capital IV, GL IV, Avenue Capital V, GL V, Avenue Capital Management, Avenue Capital Management GenPar and Marc Lasry have the shared power to vote and dispose of the common stock and warrants held by the Avenue Funds, all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. The address for all of the Avenue Funds is 399 Park Avenue, 6th Floor, New York, NY 10022.

Avenue Fund V beneficially owns 8,457,136 shares of common stock, or 22.2%, which represents 8,184,421 shares of common stock and 272,715 shares of common stock issuable upon the exercise of warrants held by Avenue Fund V. The securities owned by Avenue Fund V may also be deemed to be beneficially owned by Avenue Capital V, its general partner; GL V, the managing member of Avenue Capital V; Avenue Capital Management, its investment manager; Avenue Capital Management GenPar, the general partner of Avenue Capital Management; and Mr. Lasry, the managing member of Avenue Capital Management GenPar and GL V; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Fund V, please see above.

Avenue Fund IV beneficially owns 6,685,868 shares of common stock, or 17.6%, which represents 6,526,958 shares of common stock and 158,910 shares of common stock issuable upon the exercise of warrants held by Avenue Fund IV. The securities owned by Avenue Fund IV may also be deemed to be beneficially owned by Avenue Capital IV, its general partner; GL IV, the managing member of Avenue Capital IV; Avenue Capital Management, its investment manager; Avenue Capital Management GenPar, the general partner of Avenue Capital Management; and Mr. Lasry, the managing member of Avenue Capital Management GenPar and GL IV; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Fund IV, please see above.

Avenue International Master beneficially owns 3,372,721 shares of common stock, or 8.9%, which represents 3,302,273 shares of common stock and 70,448 shares of common stock issuable upon the exercise of warrants held by Avenue International Master. The securities owned by Avenue International Master may also be deemed to be beneficially owned by Avenue International, its sole limited partner;

Avenue International GenPar, its general partner; Avenue Partners, the sole shareholder of Avenue International GenPar; Avenue Capital Management, its investment manager; Avenue Capital Management GenPar, the general partner of Avenue Capital Management; and Mr. Lasry, the managing member of Avenue Capital Management GenPar, Avenue Partners and Avenue International GenPar; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue International Master, please see above.

Avenue-CDP beneficially owns 1,149,367 shares of common stock, or 3.0%, which represents 1,119,052 shares of common stock and 30,315 shares of common stock issuable upon the exercise of warrants held by Avenue-CDP. The securities owned by Avenue-CDP may also be deemed to be beneficially owned by Avenue Global GenPar, its general partner; Avenue Capital Management, its investment manager; Avenue Capital Management GenPar, the general partner of Avenue Capital Management; and Mr. Lasry, the managing member of Avenue Capital Management GenPar and Avenue Global GenPar; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue-CDP, please see above.

Avenue Investments beneficially owns 1,124,447 shares of common stock, or 3.0%, which represents 1,100,874 shares of common stock and 23,573 shares of common stock issuable upon the exercise of warrants held by Avenue Investments. The securities owned by Avenue Investments may also be deemed to be beneficially owned by Avenue Partners, its general partner; Avenue Capital Management, its investment manager; Avenue Capital Management GenPar, the general partner of Avenue Capital Management; and Mr. Lasry, the managing member of Avenue Capital Management GenPar and Avenue Partners; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Investments, please see above.

(3)	Represents 2,341,320 shares of common stock that may be deemed to be beneficially owned by Southpaw Asset Management LP (“Southpaw Management”) as it serves as the discretionary investment manager for several funds and accounts. The common stock deemed beneficially owned by Southpaw Management may be deemed beneficially owned by Southpaw Holdings LLC (“Southpaw Holdings”), which is the general partner of Southpaw Management, and by each of Kevin Wyman and Howard Golden, who are principals of Southpaw Holdings and managers of Southpaw Management.

Southpaw Credit Opportunity Master Fund, L.P. (“Southpaw Master Fund”) beneficially owns 2,272,649 shares of common stock; a separate managed account managed by Southpaw Management (“Managed Account 1”) owns 12,041 shares of common stock; and another separate managed account managed by Southpaw Management (“Managed Account 2” and collectively with Managed Account 1, the “Managed Accounts”) owns 56,630 shares of common stock. The securities owned by Southpaw Master Fund and the Managed Accounts may also be deemed beneficially owned by Southpaw Management, in its capacity as the investment manager of Southpaw Master Fund and the Managed Accounts. The shares deemed beneficially owned by Southpaw Management may also be deemed beneficially owned by Southpaw Holdings, which is the general partner of Southpaw Management, and by each of Kevin Wyman and Howard Golden, who are principals of Southpaw Holdings.

The business address of each of Southpaw Master Fund, Southpaw Management, Southpaw Holdings, and Messrs. Wyman and Golden is 2 Greenwich Office Park, 1st floor, Greenwich, CT 06831. For the avoidance of doubt, none of Southpaw Management, Southpaw Holdings, or Messrs. Wyman and Golden hold common stock for their personal accounts, and each reports beneficial ownership of common stock held by Southpaw Master Fund and the Managed Accounts due solely to the fact that such persons have the ability to vote and/or dispose of the common stock held by Southpaw Master Fund and the Managed Accounts.

(4)	Represents 2,078,763 shares of common stock acquired solely for investment purposes on behalf of client discretionary investment advisory accounts. AllianceBernstein is deemed to have sole voting power with respect to 1,826,776 shares of common stock and sole dispositive power with respect to 1,994,572 shares of common stock. AllianceBernstein is deemed to have shared dispositive power as to 84,191 shares of common stock with its majority owner AXA Financial, Inc. and its indirect majority owner AXA SA. The address for AllianceBernstein is 1345 Avenue of the Americas, New York, NY 10105.

(5)	Represents 280,000 shares of common stock and 187,600 options to purchase shares of common stock that are vested and exercisable as of February 29, 2012.
(6)	Represents 105,000 shares of common stock and 117,250 options to purchase shares of common stock that are vested and exercisable as of February 29, 2012.
(7)	Represents 70,000 shares of common stock and 70,350 options to purchase shares of common stock that are vested and exercisable as of February 29, 2012.
(8)	Represents 42,000 shares of common stock and 28,140 options to purchase shares of common stock that are vested and exercisable as of February 29, 2012.
(9)	Represents 42,000 shares of common stock and 18,760 options to purchase shares of common stock that are vested and exercisable as of February 29, 2012.
(10)	The address for Messrs. Elkins, Klein and Mulhern is 399 Park Avenue, 6th Floor, New York, NY 10022.
(11)	Represents 18,750 shares of common stock and 14,750 options to purchase shares of common stock that are vested and exercisable as of February 29, 2012.
(12)	Represents 14,750 options to purchase shares of common stock that are vested and exercisable as of February 29, 2012.
(13)	Represents 613,750 shares of common stock and 531,330 options to purchase shares of common stock that are vested and exercisable as of February 29, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Code of Business Conduct and Ethics

Under our Code of Business Conduct and Ethics, all conflicts of interest and related party transactions involving our directors or executive officers must be reviewed and approved in writing by our full board of directors. In the approval process, the approving authority will review all aspects of the conflict of interest or related party transaction, including but not limited to: (i) compliance with laws, rules and regulations, (ii) the adverse effect on our business and results of operations, (iii) the adverse effect on our relationships with third parties such as customers, vendors and potential investors, (iv) the benefit to the director, officer or employee at issue, and (v) the creation of morale problems among other employees. Our board of directors will only approve those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests.

Senior Debt

In April 2010, we sold $250 million of 10.5% senior notes due 2018 order to repay our senior secured credit facility. Funds affiliated with Avenue, our majority stockholder and an affiliate, which is also an affiliate of our directors Messrs. Elkins, Klein and Mulhern, purchased $35 million in principal amount of our senior notes due 2018. On May 16, 2011, two of the Company’s wholly owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35 million of the senior notes from funds affiliated with Avenue Capital Management II, L.P. The Company paid the funds affiliated with Avenue Capital Management II, L.P. $2.2 million in interest for the year ended December 31, 2011.

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

Director Independence

For purposes of determining whether our directors are independent, we apply the definition of director independence as set forth under the New York Stock Exchange and SEC rules, including additional rules applicable to any committee assignments of the directors. The following directors marked with an asterisk (“*”) are independent under the Rules with respect to our Board of Directors and each board committee. For a discussion of the exemptions from the independence standards on which we currently are relying as a new public company, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee,” and for the exemptions on which we currently are relying as a controlled company, see “Item 10. Directors, Executive Officers and Corporate Governance—Board Compensation.”

Board of Directors	Audit Committee	Compensation Committee	Nominating and Governance Committee

Sang Park	R. Douglas Norby*	Michael Elkins	Ilbok Lee*
Michael Elkins	Randal Klein	Ilbok Lee*	Brian Mulhern*
Randal Klein	Nader Tavakoli*	Nader Tavakoli*	R. Douglas Norby*
Ilbok Lee *
Brian Mulhern
R. Douglas Norby*
Nader Tavakoli*

Item 14. Principal Accounting Fees and Services.

Audit fees and services

The following table presents fees for professional services rendered by Samil PricewaterhouseCoopers and its affiliates for the years ended December 31, 2011 and 2010.

	Year Ended December 31
	2011	2010
	(in millions of US Dollars)
Audit fees	$1.7	$2.5
Audit Related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$1.7	$2.5

Policy and procedure for approval of audit and permitted non-audit services

All audit fees were pre-approved by the Company’s Audit Committee, which concluded that the provision of such services by Samil PricewaterhouseCoopers and its affiliates was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of specifically described audit, audit-related, non-audit related and tax services by the Audit Committee on an annual basis. Individual engagements must be separately approved. The policy also requires specific approval by the Audit Committee if total fees for audit related and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services that will be ratified by the entire Audit Committee at a future committee meeting in accordance with requirements of the SEC. The Audit Committee followed these guidelines in approving all services rendered by Samil PricewaterhouseCoopers and its affiliates.

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1(3)	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009

3.1(8)	Certificate of Conversion of MagnaChip Semiconductor LLC

3.2(8)	Certificate of Incorporation of MagnaChip Semiconductor Corporation

3.3(8)	Bylaws of MagnaChip Semiconductor Corporation

3.4	[reserved]

3.5	[reserved]

3.6(4)	Form of Plan of Conversion of MagnaChip Semiconductor LLC

4.1(3)	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein

4.2	[reserved]

4.3	[reserved]

4.4(3)	Indenture, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and Wilmington Trust FSB, as trustee

4.5	Form of 10.500% Senior Notes due 2018 and notation of guarantee (included in Exhibit 4.4)

4.6(3)	Exchange and Registration Rights Agreement, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, and Goldman, Sachs & Co., Barclays Capital Inc., Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several purchasers named therein

10.1	[reserved]

10.2(3)	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.3(1)(3)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.4(3)	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

Exhibit No.	Exhibit Description

10.5(1)(5)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.6(3)	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.7(1)(2)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.8(1)(5)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.9(1)(2)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.10(1)(5)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.11(1)(2)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.12(1)(5)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.13(1)(2)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.14(1)(2)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.15(2)	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.16(1)(5)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.17(2)	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works (English translation)

10.18(3)	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation)

10.19(2)	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC

10.20(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan

10.21(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants)

10.22(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants)

10.23(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants)

Exhibit No.	Exhibit Description

10.24(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants)

10.25(6)*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan

10.26(6)*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan

10.27(3)*	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park

10.28	[reserved]

10.29	[reserved]

10.30(3)*	Entrustment Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang

10.31	[reserved]

10.32	[reserved]

10.33(2)*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006

10.34	[reserved]

10.35	[reserved]

10.36(2)*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai

10.37	[reserved]

10.38	[reserved]

10.39(2)*	Offer Letter, dated as of July 1, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim

10.40	[reserved]

10.41	[reserved]

10.42(2)*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee

10.43	[reserved]

10.44	[reserved]

10.45(2)*	Service Agreement, dated as of April 1, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and John McFarland

10.46	[reserved]

10.47	[reserved]

10.48	[reserved]

10.49(2)*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers

10.50(3)	Form of Accredited Investor Certification delivered to the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al.

Exhibit No.	Exhibit Description

10.51	[reserved]

10.52	[reserved]

10.53	[reserved]

10.54(9)*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010

10.55(6)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants)

10.56(6)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants)

10.57(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants)

10.58(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants)

10.59(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants)

10.60(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants)

10.61	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1(7)	Subsidiaries of the Registrant

23.1	Consent of Samil PricewaterhouseCoopers

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS(10)	XBRL Instance Document

101.SCH(10)	XBRL Taxonomy Extension Schema Document

101.CAL(10)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(10)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(10)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(10)	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
(2)	Incorporated by reference to the respective exhibits to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).
(3)	Incorporated by reference to the respective exhibits to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467).
(4)	Incorporated by reference to the respective exhibits to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467).
(5)	Incorporated by reference to the respective exhibit to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010.
(6)	Incorporated by reference to the respective exhibits to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467).
(7)	Incorporated by reference to the respective exhibits to our Post-Effective Amendment No. 1 on Form S-1 filed on February 18, 2011 (Registration No. 333-168790).
(8)	Incorporated by reference to the respective exhibits to our Current Report on Form 8-K filed on March 11, 2011.
(9)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(10)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Sang Park
Name:	Sang Park
Title:	Chief Executive Officer
Date:	March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Sang Park Sang Park, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 8, 2012

/s/ Margaret Sakai Margaret Sakai, Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2012

/s/ Michael Elkins Michael Elkins, Director	March 8, 2012

/s/ Randal Klein Randal Klein, Director	March 8, 2012

/s/ Ilbok Lee Ilbok Lee, Director	March 8, 2012

/s/ Brian Mulhern Brian Mulhern, Director	March 8, 2012

/s/ Douglas Norby R. Douglas Norby, Director	March 8, 2012

/s/ Nader Tavakoli Nader Tavakoli, Director	March 8, 2012

Exhibit Index

Exhibit No.	Exhibit Description

2.1(3)	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009

3.1(8)	Certificate of Conversion of MagnaChip Semiconductor LLC

3.2(8)	Certificate of Incorporation of MagnaChip Semiconductor Corporation

3.3(8)	Bylaws of MagnaChip Semiconductor Corporation

3.4	[reserved]

3.5	[reserved]

3.6(4)	Form of Plan of Conversion of MagnaChip Semiconductor LLC

4.1(3)	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein

4.2	[reserved]

4.3	[reserved]

4.4(3)	Indenture, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and Wilmington Trust FSB, as trustee

4.5	Form of 10.500% Senior Notes due 2018 and notation of guarantee (included in Exhibit 4.4)

4.6(3)	Exchange and Registration Rights Agreement, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, and Goldman, Sachs & Co., Barclays Capital Inc., Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several purchasers named therein

10.1	[reserved]

10.2(3)	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.3(1)(3)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.4(3)	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.5(1)(5)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.6(3)	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.7(1)(2)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.8(1)(5)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.9(1)(2)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

Exhibit No.	Exhibit Description

10.10(1)(5)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.11(1)(2)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.12(1)(5)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.13(1)(2)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.14(1)(2)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.15(2)	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.16(1)(5)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.17(2)	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works (English translation)

10.18(3)	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation)

10.19(2)	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC

10.20(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan

10.21(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants)

10.22(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants)

10.23(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants)

10.24(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants)

10.25(6)*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan

10.26(6)*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan

10.27(3)*	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park

10.28	[reserved]

10.29	[reserved]

10.30(3)*	Entrustment Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang

10.31	[reserved]

10.32	[reserved]

Exhibit No.	Exhibit Description

10.33(2)*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006

10.34	[reserved]

10.35	[reserved]

10.36(2)*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai

10.37	[reserved]

10.38	[reserved]

10.39(2)*	Offer Letter, dated as of July 1, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim

10.40	[reserved]

10.41	[reserved]

10.42(2)*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee

10.43	[reserved]

10.44	[reserved]

10.45(2)*	Service Agreement, dated as of April 1, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and John McFarland

10.46	[reserved]

10.47	[reserved]

10.48	[reserved]

10.49(2)*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers

10.50(3)	Form of Accredited Investor Certification delivered to the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al.

10.51	[reserved]

10.52	[reserved]

10.53	[reserved]

10.54(9)*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010

10.55(6)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants)

10.56(6)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants)

10.57(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants)

10.58(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants)

10.59(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants)

Exhibit No.	Exhibit Description

10.60(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants)

10.61	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1(7)	Subsidiaries of the Registrant

23.1	Consent of Samil PricewaterhouseCoopers

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS(10)	XBRL Instance Document

101.SCH(10)	XBRL Taxonomy Extension Schema Document

101.CAL(10)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(10)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(10)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(10)	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
(2)	Incorporated by reference to the respective exhibits to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).
(3)	Incorporated by reference to the respective exhibits to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467).
(4)	Incorporated by reference to the respective exhibits to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467).
(5)	Incorporated by reference to the respective exhibit to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010.
(6)	Incorporated by reference to the respective exhibits to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467).
(7)	Incorporated by reference to the respective exhibits to our Post-Effective Amendment No. 1 on Form S-1 filed on February 18, 2011 (Registration No. 333-168790).
(8)	Incorporated by reference to the respective exhibits to our Current Report on Form 8-K filed on March 11, 2011.
(9)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.

(10)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Management contract, compensatory plan or arrangement