Form 10-Q
period 2012-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2012-05-15
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 8, 2012, the registrant had 36,889,431 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and March 31, 2011	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012 and March 31, 2011	7

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011	8

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II OTHER INFORMATION		45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	58

SIGNATURES		59

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

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$156,623	$162,111
Restricted cash	3,934	6,830
Accounts receivable, net	127,332	125,922
Inventories, net	68,105	62,836
Other receivables	4,343	256
Prepaid expenses	8,112	6,032
Other current assets	5,578	15,909

Total current assets	374,027	379,896

Property, plant and equipment, net	206,206	182,663
Intangible assets, net	20,348	16,787
Long-term prepaid expenses	4,107	4,790
Other non-current assets	17,972	18,539

Total assets	$622,660	$602,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$90,902	$77,848
Other accounts payable	13,772	13,452
Accrued expenses	39,649	31,723
Current portion of capital lease obligations	1,458	2,852
Derivative liabilities	8,308	9,757
Other current liabilities	3,266	2,007

Total current liabilities	157,355	137,639

Long-term borrowings, net	201,452	201,389
Accrued severance benefits, net	94,352	90,755
Other non-current liabilities	5,596	6,222

Total liabilities	458,755	436,005

Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 39,457,063 shares issued and 36,880,879 outstanding at March 31, 2012 and 39,439,115 shares issued and 37,907,575 outstanding at December 31, 2011	394	394
Additional paid-in capital	99,495	98,929
Retained earnings	109,213	93,950
Treasury stock, 2,576,184 and 1,531,540 shares at March 31, 2012 and December 31, 2011, respectively	(23,728)	(11,793)
Accumulated other comprehensive loss	(21,469)	(14,810)

Total stockholders’ equity	163,905	166,670

Total liabilities and stockholders’ equity	$622,660	$602,675

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$177,002	$187,921
Cost of sales	127,087	131,447

Gross profit	49,915	56,474

Selling, general and administrative expenses	18,209	15,401
Research and development expenses	19,831	18,498
IPO incentive	—	12,146

Operating income	11,875	10,429

Other income (expenses)
Interest expense, net	(5,580)	(7,111)
Foreign currency gain, net	11,109	21,359
Other	89	166

	5,618	14,414

Income before income taxes	17,493	24,843

Income tax expenses	2,230	2,375

Net income	$15,263	$22,468

Earnings per common share—
Basic	$0.41	$0.59
Diluted	$0.40	$0.57
Weighted average number of shares—
Basic	37,524,127	38,332,750
Diluted	38,298,336	39,570,522

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$15,263	$22,468
Other comprehensive loss
Unrealized holding gain of equity security	79	555
Derivative adjustments	1,574	(1,957)
Foreign currency translation adjustments	(8,312)	(14,267)

Total comprehensive income	$8,604	$6,799

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock
	Shares	Amount
Three Months Ended March 31, 2012
Balance at January 1, 2012	37,907,575	$394	$98,929	$93,950	$(11,793)	$(14,810)	$166,670
Stock-based compensation	—	—	458	—	—	—	458
Issuance of new stock	818	—	8	—	—	—	8
Exercise of stock options	17,130	—	100	—	—	—	100
Acquisitions of treasury stock	(1,044,644)	—	—	—	(11,935)	—	(11,935)
Comprehensive income:
Net income	—	—	—	15,263	—	—	15,263
Fair valuation of derivatives	—	—	—	—	—	1,542	1,542
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	32	32
Foreign currency translation adjustments	—	—	—	—	—	(8,312)	(8,312)
Unrealized gains on investments	—	—	—	—	—	79	79

Total comprehensive income							8,604

Balance at March 31, 2012	36,880,879	$394	$99,495	$109,213	$(23,728)	$(21,469)	$163,905

Three Months Ended March 31, 2011
Balance at January 1, 2011	38,401,989	$384	$95,585	$72,157	$—	$(5,275)	$162,851
Stock-based compensation	—	—	431	—	—	—	431
Issuance of new stock	950,000	10	1,768	—	—	—	1,778
Exercise of stock options	4,760	—	28	—	—	—	28
Comprehensive income:
Net income	—	—	—	22,468	—	—	22,468
Fair valuation of derivatives	—	—	—	—	—	2,336	2,336
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	(4,293)	(4,293)
Foreign currency translation adjustments	—	—	—	—	—	(14,267)	(14,267)
Unrealized gains on investments	—	—	—	—	—	555	555

Total comprehensive income							6,799

Balance at March 31, 2011	39,356,749	$394	$97,812	$94,625	$—	$(20,944)	$171,887

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net income	$15,263	$22,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,474	13,903
Provision for severance benefits	4,703	2,854
Amortization of debt issuance costs and original issue discount	242	246
Gain on foreign currency translation, net	(12,824)	(23,684)
Gain on disposal of property, plant and equipment, net	(269)	—
Loss on disposal of intangible assets, net	11	4
Stock-based compensation	458	641
Other	123	549
Changes in operating assets and liabilities
Accounts receivable	1,339	(9,250)
Inventories	(2,860)	(3,467)
Other receivables	(4,024)	(1,041)
Other current assets	8,536	(1,449)
Deferred tax assets	871	548
Accounts payable	12,581	14,289
Other accounts payable	(298)	(1,348)
Accrued expenses	9,886	7,153
Other current liabilities	2,225	(1,518)
Payment of severance benefits	(2,323)	(1,610)
Other	(1,261)	(72)

Net cash provided by operating activities	39,853	19,216
Cash flows from investing activities
Decrease in restricted cash	2,995	—
Proceeds from disposal of plant, property and equipment	273	—
Purchase of plant, property and equipment	(24,758)	(6,779)
Payment for intellectual property registration	(190)	(165)
Payment for purchase of Dawin, net of cash acquired	(8,642)	—
Decrease in short-term financial instruments	173	—
Collection of guarantee deposits	31	979
Payment of guarantee deposits	(178)	(1,004)
Other	(48)	(44)

Net cash used in investing activities	(30,344)	(7,013)

Cash flows from financing activities
Proceeds from issuance of common stock	108	11,425
Repayment of obligations under capital lease	(1,510)	(1,562)
Acquisition of treasury stock	(11,935)	—

Net cash provided by (used in) financing activities	(13,337)	9,863
Effect of exchange rates on cash and cash equivalents	(1,660)	(59)

Net increase (decrease) in cash and cash equivalents	(5,488)	22,007

Cash and cash equivalents
Beginning of the period	162,111	172,172

End of the period	$156,623	$194,179

Supplemental cash flow information
Cash paid for interest	$25	$5,625

Cash paid (refunded) for income taxes	$(416)	$2,004

Noncash transactions
Deferred offering costs reclassified as reduction of additional paid-in capital	$—	$9,619

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include all adjustments consisting only of normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting” (“ASC 270”), and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the Company’s financial statement can understand the effect that offsetting has on the Company’s financial position. ASU 2001-11 is effective for annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Early adoption is permitted. The company plans to adopt the applicable requirements of ASU 2011-08 in the fourth quarter of fiscal 2012. The company does not expect the provisions of ASU 2011-08 to have a material effect on its financial position, results of operations or cash flows.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”) which amends current comprehensive income guidance. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). ASU 2011-05 does not change the items that must be reported in OCI.

However, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s consolidated financial statements.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

3. Completion of Acquisition

On March 2, 2012, the Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., completed the acquisition of Dawin Electronics, a privately-held semiconductor company that designs and manufactures IGBT, Fast Recovery Diode and MOSFET modules.

The acquisition was accounted for as a business purchase pursuant to Accounting Standards Codification (ASC) 805, Business Combinations (“ASC 805”). As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the effective date of acquisition, March 2, 2012. The total consideration paid for the acquisition, amounted to $9,291 thousand. As a result of the acquisition, the Company expects to grow its IGBT and FRD business position and improve its IGBT module cost structure using Dawin’s developed technology and engineering know-how. The acquisition will be synergistic to the Company’s Power Solutions business and be accretive to its revenue. The Company recorded $3,163 thousand goodwill at the completion of the acquisition.

4. Sales of Accounts Receivable

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sale of these accounts receivable totaled $8,412 thousand for the three month period ended March 31, 2012 and these sales resulted in a pre-tax loss of $4 thousand for the three month period ended March 31, 2012, which is included in selling, general and administrative expenses in the consolidated Statements of Income. Net proceeds of from the accounts receivable sales program are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

5. Inventories

Inventories as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Merchandise	$90	$—
Finished goods	9,119	7,140
Semi-finished goods and work-in-process	50,728	46,562
Raw materials	12,515	9,933
Materials in-transit	361	1,471
Less: inventory reserve	(4,708)	(2,270)

Inventories, net	$68,105	$62,836

6. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2012 and December 31, 2011 comprise the following:

	March 31, 2012	December 31, 2011
Buildings and related structures	$75,383	$73,021
Machinery and equipment	174,935	151,100
Vehicles and others	13,192	11,998
Equipment under capital lease	11,452	11,160

	274,962	247,279
Less: accumulated depreciation	(82,854)	(78,130)
accumulated depreciation on equipment under capital lease	(2,810)	(2,414)
Land	16,360	15,928
Construction in-progress	548	—

Property, plant and equipment, net	$206,206	$182,663

7. Intangible Assets

Intangible assets as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Technology	$23,545	$21,126
Customer relationships	27,310	26,777
Intellectual property assets	6,105	5,868
Less: accumulated amortization	(39,775)	(36,984)
Goodwill	3,163	—

Intangible assets, net	$20,348	$16,787

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

8. Derivative Financial Instruments

The Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., entered into option, forward and zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of March 31, 2012 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
January 17, 2011	Zero cost collar	$30,000	April to June 2012
August 2, 2011	Zero cost collar	24,000	April to June 2012
August 8, 2011	Forward	54,000	July to September 2012
August 19, 2011	Forward	54,000	October to December 2012
March 23, 2012	Zero cost collar	54,000	January to March 2013

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

The fair values of the Company’s outstanding forward and zero cost collar contracts recorded as assets and liabilities as of March 31, 2012 and December 31, 2011 are as follows:

Derivatives designated as hedging instruments:		March 31, 2012	December 31, 2011
Liability Derivatives:
Forward	Derivative liabilities	$5,771	$6,801
Zero cost collars	Derivative liabilities	2,537	2,956

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2012 and 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	1Q, 2012	1Q, 2011		1Q, 2012	1Q, 2011		1Q, 2012	1Q, 2011
Options	$—	$(71)	Net sales	$—	$(333)	Other income (expenses) — Others	$—	$(11)
Forward	1,167	1,810	Net sales	—	4,626	Other income (expenses) — Others	(16)	178
Zero cost collars	375	597	Net sales	(32)	—	Other income (expenses) — Others	101	(9)

Total	$1,542	$2,336		$(32)	$4,293		$85	$158

The estimated net loss as of March 31, 2012 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $7,593 thousand.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

9. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$658	$658	$658	$—	$—
Liabilities:
Derivative liabilities	8,308	8,308	—	8,308	—

As of March 31, 2012, the total carrying value and estimated fair value of the senior notes which are not measured at fair value on a recurring basis were $201,452 thousand and $227,625 thousand, respectively. The estimated fair value is based on Level 2 inputs.

10. Capital Leases

The Company entered into several lease agreements for the use of equipment for manufacturing and research and development. These leases are accounted for as capital leases as the ownership of the equipment will be transferred to the Company upon expiration of the lease terms.

Payable during	Capital Lease
Remainder of 2012	$1,494

Total future minimum lease payments	1,494
Less: Amount representing interest (a)	(36)

Present value of net minimum lease payments	$1,458

(a)	The lessor’s implicit rate at lease inception was applied.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

11. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2012, 98.5% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Beginning balance	$91,882	$88,973
Provisions	4,703	2,854
Severance payments	(2,323)	(1,610)
Translation adjustments	1,209	2,498

	95,471	92,715

Less: Cumulative contributions to the National Pension Fund	(393)	(463)
Group Severance insurance plan	(726)	(749)

Accrued severance benefits, net	$94,352	$91,503

The severance benefits are funded approximately 1.17% and 1.31% as of March 31, 2012 and 2011, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2012	$156
2013	—
2014	320
2015	326
2016	1,195
2017	1,608
2018 – 2022	16,618

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

MagnaChip Semiconductor, Ltd. (Korea) is the principal operating entity within the consolidated Company. For the three months ended March 31, 2012 and 2011, no income tax expense for MagnaChip Semiconductor, Ltd. (Korea) was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the three month period ended March 31, 2012 and 2011 was $2,230 and $2,375, respectively.

14. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Sales
Display Solutions	$83,225	$74,464
Semiconductor Manufacturing Services	67,863	92,266
Power Solutions	25,253	20,412
All other	661	779

Total segment net sales	$177,002	$187,921

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	March 31, 2012	March 31, 2011
Korea	$97,951	$87,513
Asia Pacific	52,603	57,295
Japan	6,632	13,339
North America	13,370	25,922
Europe	5,565	2,967
Africa	881	885

Total	$177,002	$187,921

Net sales from the Company’s top ten largest customers accounted for 63.7% and 61.1% for the three months ended March 31, 2012 and 2011, respectively.

The Company recorded $24,503 thousand and $26,681 thousand of sales to one customer within its Display Solutions segment, which represents greater than 10% of net sales, for the three months ended March 31, 2012 and 2011, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of March 31, 2012.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$15,263	$22,468
Weighted average common stock outstanding—
Basic	37,524,127	38,332,750
Diluted	38,298,336	39,570,522
Earnings per share—
Basic	$0.41	$0.59
Diluted	$0.40	$0.57

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2012	March 31, 2011
Options	248,399	—
Warrants	1,875,028	1,875,017

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

16. Condensed Consolidating Financial Information

The Company’s $203.7 million senior notes are guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several.

The senior notes are structurally subordinated to the creditors of the Company’s principal manufacturing and selling subsidiary, MagnaChip Semiconductor, Ltd. (Korea), which accounts for substantially all of the Company’s net sales and assets.

Below are condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, condensed consolidating statements of operations for the three months ended March 31, 2012 and 2011 and condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor Corporation, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

March 31, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$319	$25,094	$128,726	$2,484	$—	$156,623
Restricted cash	—	—	3,934	—	—	3,934
Accounts receivable, net	—	—	127,430	22,003	(22,101)	127,332
Inventories, net	—	—	68,105	158	(158)	68,105
Other receivables	43	22,825	6,242	363	(25,130)	4,343
Prepaid expenses	69	—	10,343	597	(2,897)	8,112
Other current assets	64,477	199,175	2,063	193,694	(453,831)	5,578

Total current assets	64,908	247,094	346,843	219,299	(504,117)	374,027

Property, plant and equipment, net	—	—	206,118	88	—	206,206
Intangible assets, net	—	—	20,113	235	—	20,348
Long-term prepaid expenses	—	—	9,617	7	(5,517)	4,107
Investment in subsidiaries	(572,654)	(655,953)	—	(475,184)	1,703,791	—
Long-term intercompany loan	697,125	803,337	—	648,013	(2,148,475)	—
Other non-current assets	86	6,416	8,210	3,260	—	17,972

Total Assets	$189,465	$400,894	$590,901	$395,718	$(954,318)	$622,660

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$112,634	$272	$(22,004)	$90,902
Other accounts payable	24,829	26	13,326	721	(25,130)	13,772
Accrued expenses	488	74,168	198,805	220,116	(453,928)	39,649
Current portion of capital lease obligations	—	—	1,458	—	—	1,458
Derivative liabilities	—	—	8,308	—	—	8,308
Other current liabilities	243	267	2,531	3,122	(2,897)	3,266

Total current liabilities	25,560	74,461	337,062	224,231	(503,959)	157,355

Long-term borrowings, net	—	898,577	631,351	819,999	(2,148,475)	201,452
Accrued severance benefits, net	—	—	94,208	144	—	94,352
Other non-current liabilities	—	—	3,384	7,723	(5,511)	5,596

Total liabilities	25,560	973,038	1,066,005	1,052,097	(2,657,945)	458,755

Commitments and contingencies
Stockholders’ equity
Common stock	394	136,229	39,005	51,976	(227,210)	394
Additional paid-in capital	99,495	(732,737)	(536,410)	(730,716)	1,999,863	99,495
Retained earnings	109,213	45,833	45,532	43,868	(135,233)	109,213
Treasury stock	(23,728)	—	—	—	—	(23,728)
Accumulated other comprehensive loss	(21,469)	(21,469)	(23,231)	(21,507)	66,207	(21,469)

Total stockholders’ equity	163,905	(572,144)	(475,104)	(656,379)	1,703,627	163,905

Total liabilities and stockholders’ equity	$189,465	$400,894	$590,901	$395,718	$(954,318)	$622,660

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

December 31, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,677	$25,119	$127,118	$8,197	$—	$162,111
Restricted cash	—	—	6,830	—	—	6,830
Accounts receivable, net	—	—	126,391	22,179	(22,648)	125,922
Inventories, net	—	—	62,836	158	(158)	62,836
Other receivables	1	11,793	7,581	399	(19,518)	256
Prepaid expenses	34	2	8,509	384	(2,897)	6,032
Other current assets	58,636	188,018	11,738	183,685	(426,168)	15,909

Total current assets	60,348	224,932	351,003	215,002	(471,389)	379,896

Property, plant and equipment, net	—	—	182,583	80	—	182,663
Intangible assets, net	—	—	16,514	273	—	16,787
Long-term prepaid expenses	—	—	10,963	66	(6,239)	4,790
Investment in subsidiaries	(576,642)	(655,845)	—	(481,478)	1,713,965	—
Long-term intercompany loan	697,125	809,913	—	660,066	(2,167,104)	—
Other non-current assets	—	6,505	8,170	3,864	—	18,539

Total Assets	$180,831	$385,505	$569,233	$397,873	$(930,767)	$602,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$99,560	$842	$(22,554)	$77,848
Other accounts payable	13,659	1	13,115	6,195	(19,518)	13,452
Accrued expenses	502	63,033	186,678	207,770	(426,260)	31,723
Current portion of capital lease obligations	—	—	2,852	—	—	2,852
Other current liabilities	—	1	11,544	3,117	(2,898)	11,764

Total current liabilities	14,161	63,035	313,749	217,924	(471,230)	137,639

Long-term borrowings, net	—	898,514	642,383	827,596	(2,167,104)	201,389
Accrued severance benefits, net	—	—	90,611	144	—	90,755
Other non-current liabilities	—	—	3,894	8,567	(6,239)	6,222

Total liabilities	14,161	961,549	1,050,637	1,054,231	(2,644,573)	436,005

Commitments and contingencies
Stockholders’ equity
Common stock	394	136,229	39,005	51,976	(227,210)	394
Additional paid-in capital	98,929	(733,223)	(536,894)	(731,209)	2,001,326	98,929
Retained earnings	93,950	35,760	35,141	37,722	(108,623)	93,950
Treasury stock	(11,793)	—	—	—	—	(11,793)
Accumulated other comprehensive loss	(14,810)	(14,810)	(18,656)	(14,847)	48,313	(14,810)

Total stockholders’ equity	166,670	(576,044)	(481,404)	(656,358)	1,713,806	166,670

Total liabilities and stockholders’ equity	$180,831	$385,505	$569,233	$397,873	$(930,767)	$602,675

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$177,011	$4,824	$(4,833)	$177,002
Cost of sales	—	—	127,086	252	(251)	127,087

Gross profit	—	—	49,925	4,572	(4,582)	49,915

Selling, general and administrative expenses	620	44	18,010	3,086	(3,551)	18,209
Research and development expenses	—	—	20,572	290	(1,031)	19,831

Operating income (loss)	(620)	(44)	11,343	1,196	—	11,875

Other income (expense)	5,796	4,180	(462)	(3,896)	—	5,618

Income before income taxes, equity in earnings of related equity investment	5,176	4,136	10,881	(2,700)	—	17,493

Income tax expenses	115	125	447	1,543	—	2,230

Income before equity in earnings of related investment	5,061	4,011	10,434	(4,243)	—	15,263

Equity in earnings of related investment	10,202	6,105	—	10,432	(26,739)	—

Net income	$15,263	$10,116	$10,434	$6,189	$(26,739)	$15,263

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$15,263	$10,116	$10,434	$6,189	$(26,739)	$15,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	7,430	44	—	7,474
Provision for severance benefits	—	—	4,694	9	—	4,703
Amortization of debt issuance costs and original issue discount.	—	242	—	—	—	242
Loss (gain) on foreign currency translation, net	—	(4,456)	(11,903)	3,535	—	(12,824)
Gain on disposal of property, plant and equipment, net	—	—	(269)	—	—	(269)
Loss on disposal of intangible assets, net	—	—	11	—	—	11
Stock-based compensation	(34)	—	484	8	—	458
Equity in earnings of related investment	(10,202)	(6,105)	—	(10,432)	26,739	—
Other	1	1	95	27	(1)	123
Changes in operating assets and liabilities
Accounts receivable, net	—	—	1,888	(3)	(546)	1,339
Inventories, net	—	—	(2,860)	—	—	(2,860)
Other receivables	1	(11,032)	1,367	29	5,611	(4,024)
Other current assets	(5,913)	(11,197)	8,590	(29,369)	46,425	8,536
Deferred tax assets	74	81	190	526	—	871
Accounts payable	—	—	12,601	(570)	550	12,581
Other accounts payable	11,170	25	(401)	(5,481)	(5,611)	(298)
Accrued expenses	(13)	11,135	14,010	31,183	(46,429)	9,886
Other current liabilities	243	266	705	1,011	—	2,225
Payment of severance benefits	—	—	(2,323)	—	—	(2,323)
Other	(121)	(133)	982	(1,989)	—	(1,261)

Net cash provided by (used in) operating activities	10,469	(11,057)	45,725	(5,283)	(1)	39,853

Cash flows from investing activities
Decrease in restricted cash	—	—	2,995	—	—	2,995
Proceeds from disposal of plant, property	—	—	273	—	—	273
Purchases of plant, property and equipment	—	—	(24,743)	(15)	—	(24,758)
Payment for intellectual property registration	—	—	(190)	—	—	(190)
Payment for purchase of Dawin, net of cash acquired	—	—	(8,642)	—	—	(8,642)
Decrease in short-term financial instruments	—	—	173	—	—	173
Collection of guarantee deposits	—	—	14	17	—	31
Payment of guarantee deposits	—	—	(176)	(2)	—	(178)
Other	—	11,032	(34)	11,017	(22,063)	(48)

Net cash provided by (used in) investing activities	—	11,032	(30,330)	11,017	(22,063)	(30,344)

Cash flow from financing activities
Proceeds from issuance of common stock	108	—	—	—	—	108
Repayment of long-term intercompany borrowings	—	—	(11,321)	(11,032)	22,353	—
Repayment of obligations under capital lease	—	—	(1,510)	—	—	(1,510)
Acquisition of treasury stock	(11,935)	—	—	—	—	(11,935)

Net cash used in financing activities	(11,827)	—	(12,831)	(11,032)	22,353	(13,337)

Effect of exchanges rate on cash and cash equivalents	—	—	(956)	(415)	(289)	(1,660)

Net increase (decrease) in cash and cash equivalents	(1,358)	(25)	1,608	(5,713)	—	(5,488)

Cash and cash equivalents
Beginning of the period	1,677	25,119	127,118	8,197	—	162,111

End of the period	$319	$25,094	$128,726	$2,484	$—	$156,623

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$22,468	$23,061	$16,071	$2,588	$(41,720)	$22,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	13,826	77	—	13,903
Provision for severance benefits	—	—	2,796	58	—	2,854
Amortization of debt issuance costs and original issue discount.	—	246	—	—	—	246
Loss (gain) on foreign currency translation, net	—	(10,701)	(24,128)	11,145	—	(23,684)
Loss on disposal of intangible assets, net	—	—	4	—	—	4
Stock-based compensation	73	—	590	335	(357)	641
Equity in earnings of related investment	(23,105)	(2,544)	—	(16,071)	41,720	—
Other	(1)	—	290	232	28	549
Changes in operating assets and liabilities
Accounts receivable, net	—	—	30,499	38,116	(77,865)	(9,250)
Inventories, net	—	—	(3,467)	—	—	(3,467)
Other receivables	718	718	17,656	2,719	(22,852)	(1,041)
Other current assets	(713)	(16,858)	(531)	(14,432)	31,085	(1,449)
Deferred tax assets	—	—	—	548	—	548
Accounts payable	—	—	(22,873)	(40,744)	77,906	14,289
Other accounts payable	(6,613)	(8,842)	(3,455)	(5,290)	22,852	(1,348)
Accrued expenses	(151)	6,530	14,904	16,996	(31,126)	7,153
Other current liabilities	—	—	(415)	(1,103)	—	(1,518)
Payment of severance benefits	—	—	(1,610)	—	—	(1,610)
Other	—	—	972	(1,044)	—	(72)

Net cash provided by (used in) operating activities	(7,324)	(8,390)	41,129	(5,870)	(329)	19,216

Cash flows from investing activities
Purchases of plant, property and equipment	—	—	(6,765)	(14)	—	(6,779)
Payment for intellectual property registration	—	—	(165)	—	—	(165)
Collection of guarantee deposits	—	—	979	—	—	979
Payment of guarantee deposits	—	—	(1,004)	—	—	(1,004)
Other	—	—	(23)	(21)	—	(44)

Net cash used in investing activities	—	—	(6,978)	(35)	—	(7,013)

Cash flow from financing activities
Proceeds from issuance of common stock	11,425	—	—	—	—	11,425
Repayment of obligations under capital lease	—	—	(1,515)	(47)	—	(1,562)

Net cash provided by (used in) financing activities	11,425	—	(1,515)	(47)	—	9,863

Effect of exchanges rate on cash and cash equivalents	—	—	(159)	(229)	329	(59)

Net increase (decrease) in cash and cash equivalents	4,101	(8,390)	32,477	(6,181)	—	22,007

Cash and cash equivalents
Beginning of the period	79	46,595	112,370	13,128	—	172,172

End of the period	$4,180	$38,205	$144,847	$6,947	$—	$194,179

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,040 registered novel patents and 340 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

On May 16, 2011, two of our wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35.0 million out of $250.0 million aggregate principal amount of our 10.5% senior notes due 2018, or senior notes, then outstanding at a price of 109.0% from funds affiliated with Avenue Capital Management II, L.P., collectively referred to in this report as Avenue. In connection with the May 2011 repurchase of the senior notes, the Company recognized $4.1 million of loss on early extinguishment of senior notes, which consisted of $3.2 million from repurchase premium, $0.4 million from write-off of discounts, $0.2 million from write-off of debt issuance costs and $0.3 million from incurrence of direct legal and advisory service fees.

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

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. The stock repurchase program began on October 27, 2011 and will end on October 27, 2012 unless earlier terminated by our board. The stock repurchase program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. As of March 31, 2012, we had purchased 2,576,184 shares of our common stock in the open market at an aggregate cost of $23.7 million.

On March 2, 2012, our Korean subsidiary, MagnaChip Semiconductor, Ltd, completed the acquisition of Dawin Electronics, a privately-held semiconductor company that designs and manufactures IGBT, Fast Recovery Diode and MOSFET modules. The total consideration paid for the acquisition, amounted to $9.3 million. As a result of the acquisition, we expect to grow our IGBT and FRD business position and improve our IGBT module cost structure using Dawin’s developed technology and engineering know-how. The acquisition will be synergistic to our Power Solutions business and be accretive to its revenue. We recorded $3.2 million goodwill at the completion of the acquisition.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 47.0% and 39.6% of our net sales for the three months ended March 31, 2012 and March 31, 2011, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 14.3% and 10.9% of our net sales for three months ended March 31, 2012 and March 31, 2011, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 285 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 38.3% and 49.1% of our net sales for the three months ended March 31, 2012 and March 31, 2011, respectively.

Factors Affecting Our Results of Operations

Net Sales. We derive a majority of our sales (net of sales returns and allowances) from three reportable segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Hong Kong, Japan, Korea, Taiwan, China and the United States. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of rental income and the disposal of waste.

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2012 and March 31, 2011, we sold products to over 190 and 209 customers, respectively, and our net sales to our ten largest customers represented 64% and 61% of our net sales. We have a combined production capacity of over 136,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2012, approximately 98.5% of our employees were eligible for severance benefits.

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

Interest Expense, Net. Our interest expense was incurred primarily under our $203.7 million in aggregate principal amount of 10.500% senior notes due 2018.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, including Korea. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

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

Results of Operations – Comparison of Three Months Ended March 31, 2012 and 2011

The following table sets forth consolidated results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$177.0	100.0%	$187.9	100.0%	$(10.9)
Cost of sales	127.1	71.8	131.4	69.9	(4.4)

Gross profit	49.9	28.2	56.5	30.1	(6.6)

Selling, general and administrative expenses	18.2	10.3	15.4	8.2	2.8
Research and development expenses	19.8	11.2	18.5	9.8	1.3
Special expense for IPO incentive	—	—	12.1	6.5	(12.1)

Operating income	11.9	6.7	10.4	5.5	1.4

Interest expense, net	(5.6)	(3.2)	(7.1)	(3.8)	1.5
Foreign currency gain, net	11.1	6.3	21.4	11.4	(10.2)
Others	0.1	0.1	0.2	0.1	(0.1)

	5.6	3.2	14.4	7.7	(8.8)

Income before income taxes	17.5	9.9	24.8	13.2	(7.4)
Income tax expenses	2.2	1.3	2.4	1.3	(0.1)

Net income	$15.3	8.6%	$22.5	12.0%	$(7.2)

Net Sales

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$83.2	47.0%	$74.5	39.6%	$8.8
Power Solutions	25.2	14.3	20.4	10.9	4.8
Semiconductor Manufacturing Services	67.9	38.3	92.3	49.1	(24.4)
All other	0.7	0.4	0.8	0.4	(0.1)

	$177.0	100.0%	$187.9	100.0%	$(10.9)

Net sales were $177.0 million for the three months ended March 31, 2012, a $10.9 million, or 5.8%, decrease, compared to $187.9 million for the three months ended March 31, 2011. This decrease was primarily due to lower net sales driven by our Semiconductor Manufacturing Services segment, which was offset in part by an increase in net sales from our Display Solutions segment and Power Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $83.2 million for the three months ended March 31, 2012, an $8.8 million, or 11.8%, increase from $74.5 million for the three months ended March 31, 2011. The increase was primarily due to an increase in sales volume related to higher demand for certain consumer electronics products such as digital televisions, PCs and smart phones and an increase in average selling prices due to an improved product mix.

Power Solutions. Net sales from our Power Solutions segment were $25.2 million for the three months ended March 31, 2012, a $4.8 million, or 23.7%, increase from $20.4 million for the three months ended March 31, 2011. The increase was primarily due to an increase in sales volume and an increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we expanded this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $67.9 million for the three months ended March 31, 2012, a $24.4 million, or 26.4%, decrease compared to $92.3 million for the three months ended March 31, 2011. This decrease was primarily due to a decrease in sales volume of eight-inch equivalent wafers driven by weak market demand, which was partially offset by an increase in average selling prices.

All Other. Net sales from All other were $0.7 million for the three months ended March 31, 2012, a $0.1 million, or 15.1%, decrease compared to $0.8 million for the three months ended March 31, 2011.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$98.0	55.3%	$87.5	46.6%	$10.4
Asia Pacific	52.6	29.7	57.3	30.5	(4.7)
Japan	6.6	3.7	13.3	7.1	(6.7)
North America	13.4	7.6	25.9	13.8	(12.6)
Europe	5.6	3.1	3.0	1.6	2.6
Africa	0.9	0.5	0.9	0.5	0.0

	$177.0	100.0%	$187.9	100.0%	$10.9

Net sales in Korea for the three months ended March 31, 2012 increased from $87.5 million to $98.0 million compared to the three months ended March 31, 2011, or by $10.4 million, or 11.9%, primarily due to increased demand in the market for Display Solution products. Net sales in North America for the three months ended March 31, 2012 decreased from $25.9 million to $13.4 million compared to the three months ended March 31, 2011, or by $12.6 million, or 48.4%, primarily due to decreased demand for Semiconductor Manufacturing Services products.

Gross Profit

Total gross profit was $49.9 million for the three months ended March 31, 2012 compared to $56.5 million for the three months ended March 31, 2011, a $6.6 million, or 11.6%, decrease. Gross profit as a percentage of net sales for the three months ended March 31, 2012 decreased to 28.2% compared to 30.1% for the three months ended March 31, 2011. This decrease in gross profit was primarily attributable to a significant volume decrease in our Semiconductor Manufacturing Services segment, which was partially offset by an increase in product sales volume in our Display Solutions segment and an increase in average selling prices in our Power Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $18.2 million, or 10.3% of net sales, for the three months ended March 31, 2012, compared to $15.4 million, or 8.2% of net sales, for the three months ended March 31, 2011. The increase of $2.8 million, or 18.2%, was primarily attributable to an increase in salaries and related expenses resulting from an annual salary increase and an increase in outside service fees.

Research and Development Expenses. Research and development expenses were $19.8 million, or 11.2% of net sales, for the three months ended March 31, 2012, compared to $18.5 million, or 9.8% of net sales, for the three months ended March 31, 2011. The increase of $1.3 million, or 7.2%, was due to an increase in material costs, partially offset by a decrease in outside service fees.

Special expense for the MagnaChip Corporation IPO Incentive. We paid the special incentives to all employees, excluding management, which were contingent upon the consummation of MagnaChip Corporation IPO in March 2011.

Operating Income

As a result of the foregoing, operating income increased by $1.4 million, or 13.9%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As discussed above, the increase in operating income resulted from the payment of $12.1 million incentive which was incurred in March 2011 in connection with the MagnaChip Corporation IPO, which was partially offset by a $6.6 million decrease in gross profit, a $2.8 million increase in selling, general, and administrative expenses and $1.3 million increase in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $5.6 million during the three months ended March 31, 2012, a decrease of $1.5 million compared to $7.1 million for the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2012 and March 31, 2011 was mainly incurred under our senior notes issued on April 9, 2010. This decrease is attributable to the repurchase of $35.0 million and $11.3 million out of an aggregate of $250.0 million of our senior notes on May 16, 2011 and on September 19, 2011, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended March 31, 2012 was $11.1 million compared to net foreign currency gain of $21.4 million for the three months ended March 31, 2011. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,137.8:1 and 1,107.2:1 using the first base rate as of March 31, 2012 and March 31, 2011, respectively, as quoted by the Korea Exchange Bank.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the three months ended March 31, 2012 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the three months ended March 31, 2012 were $2.2 million compared $2.4 million for the three months ended March 31, 2011. This decrease was primarily attributable to a $0.4 million decrease of withholding taxes. The majority of income tax expenses for the three months ended March 31, 2012 was comprised of $1.1 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, and a $0.6 million income tax effect from the change of deferred tax assets.

Net Income

As a result of the foregoing, net income decreased by $7.2 million, or 32.1%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As discussed above, the decrease in net income was primarily due to a $10.2 million decrease of foreign currency gain, which was partially offset by a $1.5 million decrease in interest expenses.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net income adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses, (iv) stock-based compensation expense, (v) foreign currency gain, net, (vi) derivative valuation gain, net, and (vii) one-time incentive payments in connection with the MagnaChip Corporation IPO. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

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

	Successor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(In millions)
Net income	$15.3	$22.5
Adjustments:
Depreciation and amortization	7.5	13.9
Interest expense, net	5.6	7.1
Income tax expenses	2.2	2.4
Stock-based compensation expense(a)	0.5	0.6
Foreign currency gain, net(b)	(11.1)	(21.4)
Derivative valuation gain, net(c)	(0.1)	(0.2)
One-time IPO incentive(d)	—	12.1

Adjusted EBITDA	$19.8	$37.1

(a)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(b)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.

(c)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(d)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.

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

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to cash flows from operating activities or net income, as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income adjusted to exclude (i) stock-based compensation expense, (ii) amortization of intangibles, (iii) foreign currency gain, net, (iv) derivative valuation gain, net, and (v) one-time incentive payments in connection with the MagnaChip Corporation IPO.

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(In millions)
Net income	$15.3	$22.5
Adjustments:
Stock-based compensation expense(a)	0.5	0.6
Amortization of intangibles(b)	2.0	2.0
Foreign currency gain, net(c)	(11.1)	(21.4)
Derivative valuation gain, net(d)	(0.1)	(0.2)
One-time IPO incentive(e)	—	12.1

Adjusted Net Income	$6.5	$15.7

(a)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash stock-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(b)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the acquisition of our business from Hynix Semiconductor, Inc., or Hynix, in October 2004, which we refer to as the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.

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

Our principal sources of liquidity are our cash and cash equivalents, our cash flows from operations and our financing activities. Although we currently anticipate that these sources of liquidity will continue to be sufficient to meet our cash needs for the next twelve months and foreseeable future, we may from time to time in the future require or choose to obtain additional financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. As of March 31, 2012, our cash and cash equivalents balance was $156.6 million, a $5.5 million decrease, compared to $162.1 million as of December 31, 2011. The decrease resulted from $30.3 million cash outflow used in investing activities including $8.6 million related to the acquisition of Dawin Electronics and $13.3 million of cash outflow used in financing activities including our repurchase of $11.9 million of our common stock, which were offset by $39.9 million of cash inflow provided by operating activities.

In addition, from time to time, depending on market conditions and other factors, we may, as part of ordinary cash management and treasury functions, repurchase and retire our additional outstanding senior notes, in open market, privately negotiated transactions or otherwise.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $39.9 million for the three months ended March 31, 2012, compared to $19.2 million of cash provided by operating activities in the three months ended March 31, 2011. The net operating cash inflow for the three months ended March 31, 2012 reflects our net income of $15.3 million and non-cash adjustments of $(0.1) million which mainly consisted of gain on foreign currency translation and depreciation and amortization, and a decrease in net operating assets of $24.7 million.

Our working capital balance as of March 31, 2012 was $212.7 million compared to $235.4 million as of December 31, 2011. The $22.7 million decrease was primarily attributable to a $5.5 million decrease in cash and cash equivalents used in investing activities and financing activities, a $13.1 million increase in accounts payable and a $7.9 million increase in accrued expense, which were partially offset by a $4.1 million increase in other receivables.

Cash Flows from Investing Activities

Cash outflow in investing activities totaled $30.3 million in the three months ended March 31, 2012, compared to $7.0 million of cash outflow generated by investing activities in the three months ended March 31, 2011. The increase was primarily due to $8.6 million related to the acquisition of Dawin Electronics and an increase in capital expenditures of $18.0 million.

Cash Flows from Financing Activities

Cash outflow provided by financing activities totaled $13.3 million for the three months ended March 31, 2012, compared to $9.9 million of cash inflow in financing activities in the three months ended March 31, 2011. The financing cash outflow for the three months ended March 31, 2012 mainly consists of our repurchase of $11.9 million of our outstanding common stock.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the three months ended March 31, 2012, capital expenditures were $24.9 million, an $18.0 million, or 259.3%, increase from $6.9 million in the three months ended March 31, 2011. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

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

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2012:

	Payments Due by Period
	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
	(In millions)
Senior notes(1)	$342.7	$21.4	$21.4	$21.4	$21.4	$21.4	$235.8
Capital lease(2)	1.5	1.5	—	—	—	—	—
Operating lease(2)	49.2	5.4	2.4	2.1	2.1	2.1	35.1
Others(3)	3.2	2.9	0.3	0.1	—	—	—

(1)	Interest payments as well as $203.7 million aggregate principal amount outstanding as of March 31, 2012 out of $250.0 million senior notes originally issued in April 2010, which bear interest at a rate of 10.500% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,137.8:1.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.6 million as of March 31, 2012. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

Business Combination

Adopting revised accounting guidance for business combinations, we (i) apply the expanded definition of “business” and “business combination” as prescribed by the revised guidance; (ii) recognize assets acquired, liabilities assumed (including goodwill) measured at fair value at the acquisition date; (iii) recognize acquisition-related expenses in earnings; and (iv) capitalize technology and customer relationship at fair value as intangible assets.

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

Factoring

We entered into a factoring arrangement with a financial institution under which we transfer certain receivables. The receivables are derecognized upon transfer, as these transfer qualify as true sales under the provisions of ASC 860 “Transfer and Servicing”.

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

Prior to our initial public offering, the determination of the fair value of our common stock/units on each grant date was a two-step process. First, management estimated our enterprise value in consultation with such advisers as we deemed appropriate. Second, this business enterprise value was allocated to all sources of capital invested in us based on each type of security’s respective rights and claims to our total business enterprise value. This allocation included a calculation of the fair value of our common stock/units on a non-marketable basis. The business enterprise value was determined based on an income approach and a market approach using the revenue multiples of comparable companies, giving appropriate weight to each approach. The income approach was based on the discounted cash flow method and an estimated weighted average cost of capital.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of our financial statements can understand the effect that offsetting has on our financial position. ASU 2001-11 is effective for annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after

December 15, 2011. Early adoption is permitted. We plan to adopt the applicable requirements of ASU 2011-08 in the fourth quarter of fiscal 2012. We do not expect the provisions of ASU 2011-08 to have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”) which amends current comprehensive income guidance. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). ASU 2011-05 does not change the items that must be reported in OCI.

However, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-12 is not expected to have a material impact on our consolidated financial statements.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2012 for our Korean subsidiary, MagnaChip Semiconductor, Ltd., a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $4.4 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at March 31, 2012 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.2 million in our U.S. dollar cash balance.

Interest Rate Exposures

As of March 31, 2012, $203.7 million aggregate principal amount of our senior notes remained outstanding. Our senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at March 31, 2012, we estimate that the fair value of this fixed rate note would decrease by $9.2 million and we would have additional interest expense costs over the market rate of $1.1 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at March 31, 2012, we estimate that the fair value of this fixed rate note would increase by $9.8 million and we would have a reduction in interest expense costs over the market rate of $1.2 million (on a 360-day basis).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2012 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the quarter ended March 31, 2012, and the years ended December 31, 2011, and December 31, 2010, our ten largest customers accounted for 64%, 63% and 63% of our net sales, respectively, and we had one customer, LG Display, representing 14%, 15% and 16% of our consolidated net sales for the quarter ended March 31, 2012, and the years ended December 31, 2011 and December 31, 2010, respectively. Substantially all of our sales to LG Display are in our Display Solutions segment and sales to LG Display represented 29%, 34% and 41% of net sales in our Display Solutions segment in the quarter ended March 31, 2012, and the years ended December 31, 2011, and December 31, 2010, respectively. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

As of April 30, 2012, 2,180 employees, or approximately 62.7% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

As of March 31, 2012, our total indebtedness was $201.5 million. Our substantial debt could have important consequences, including:

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

We are also required to periodically assess and report on the adequacy of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of it Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. See “Part 1: Item 4. Controls and Procedures.”

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial conditions.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through March 31, 2012, we recognized aggregate restructuring and impairment charges of $6.1 million, which consisted of $4.5 million of impairment charges and $1.6 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Significant ownership of our common stock by certain stockholders could adversely affect our other stockholders.

Based upon the number of shares of common stock outstanding as of May 8, 2012, our executive officers, directors and Avenue collectively beneficially owned approximately 37.5% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 39.5% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of such date. In addition, affiliates of Avenue currently have three employees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets

Our concentration of ownership may limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our public stockholders do not view as beneficial. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock. In addition, prior to May 7, 2012, we were a “controlled company” for purposes of the NYSE listing requirements, and have been exempt from certain NYSE corporate governance requirements that our board of directors meet the standards of independence established by those corporate governance requirements and exempt from the requirements that we have separate Compensation and Nominating and Corporate Governance Committees made up entirely of directors who meet such independence standards. After giving effect to the public sale of shares of our common stock by funds affiliated with Avenue that was consummated on May 7, 2012, we are no longer a “controlled company” within the meaning of the NYSE rules and will no longer be entitled to the benefits described above after an applicable one year phase-in period.

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

As of May 8, 2012, Avenue beneficially owned approximately 13,789,539 shares, or 36.8%, of our outstanding common stock. All of such shares are registered for resale under a currently effective shelf registration statement and therefore are eligible for sale from time to time by Avenue. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	—	—	—	$23,206,970.70
February 1, 2012 through February 29, 2012	648,549	$11.43	648,549	$15,792,407.51
March 1, 2012 through March 31, 2012	396,095	$11.41	396,095	$11,271,745.01
Total:	1,044,644		1,044,644

(1)	On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock, par value $0.01 per share. The program began on October 27, 2011 and will end on October 27, 2012 unless earlier terminated by our board. The program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice.

Item 6.	Exhibits.

Exhibit Number	Description

10.61(1)	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

(1)	Incorporated by reference to the respective exhibit to our Annual Report on Form 10-K filed on March 8, 2012.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

Dated: May 15, 2012	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: May 15, 2012	By:	/s/ Margaret Sakai
Margaret Sakai
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.61(1)	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

(1)	Incorporated by reference to the respective exhibit to our Annual Report on Form 10-K filed on March 8, 2012.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.