Form 10-Q
period 2012-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2012-08-08
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, the registrant had 36,358,236 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2012 and 2011	7

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	9

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

PART II OTHER INFORMATION		51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 6.	Exhibits	64

SIGNATURES		65

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

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$155,764	$162,111
Restricted cash	5,218	6,830
Accounts receivable, net	135,090	125,922
Inventories, net	75,417	62,836
Other receivables	2,497	256
Prepaid expenses	4,940	6,032
Other current assets	8,102	15,909

Total current assets	387,028	379,896

Property, plant and equipment, net	219,021	182,663
Intangible assets, net	18,139	16,787
Long-term prepaid expenses	4,137	4,790
Other non-current assets	17,379	18,539

Total assets	$645,704	$602,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$92,906	$77,848
Other accounts payable	23,344	13,452
Accrued expenses	39,550	31,723
Current portion of capital lease obligations	—	2,852
Derivative liabilities	8,449	9,757
Other current liabilities	6,566	2,007

Total current liabilities	170,815	137,639

Long-term borrowings, net	201,519	201,389
Accrued severance benefits, net	96,883	90,755
Other non-current liabilities	5,939	6,222

Total liabilities	475,156	436,005

Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 39,468,338 shares issued and 36,353,545 outstanding at June 30, 2012 and 39,439,115 shares issued and 37,907,575 outstanding at December 31, 2011	395	394
Additional paid-in capital	100,027	98,929
Retained earnings	113,553	93,950
Treasury stock, 3,114,793 and 1,531,540 shares at June 30, 2012 and December 31, 2011, respectively	(28,728)	(11,793)
Accumulated other comprehensive loss	(14,699)	(14,810)

Total stockholders’ equity	170,548	166,670

Total liabilities and stockholders’ equity	$645,704	$602,675

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$202,634	$203,679	$379,636	$391,600
Cost of sales	139,776	137,497	266,863	268,944

Gross profit	62,858	66,182	112,773	122,656

Selling, general and administrative expenses	20,093	17,458	38,302	32,859
Research and development expenses	19,762	20,614	39,593	39,112
Restructuring and impairment charges	—	2,475	—	2,475
Special expense for IPO incentive	—	—	—	12,146

Operating income	23,003	25,635	34,878	36,064

Other income (expenses)
Interest expense, net	(5,619)	(6,369)	(11,199)	(13,480)
Foreign currency gain (loss), net	(10,586)	18,234	523	39,593
Loss on early extinguishment of senior notes	—	(4,103)	—	(4,103)
Other	701	203	790	369

	(15,504)	7,965	(9,886)	22,379

Income before income taxes	7,499	33,600	24,992	58,443

Income tax expense	3,159	1,970	5,389	4,345

Net income	$4,340	$31,630	$19,603	$54,098

Earnings per common share—
Basic	$0.12	$0.81	$0.53	$1.40
Diluted	$0.12	$0.78	$0.52	$1.35
Weighted average number of shares—
Basic	36,713,569	39,066,303	37,118,848	38,701,553
Diluted	37,566,699	40,294,902	37,916,149	39,925,275

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$4,340	$31,630	$19,603	$54,098
Other comprehensive income (loss)
Unrealized gain (loss) on investments	(106)	(518)	(27)	37
Derivative adjustments	(690)	(1,909)	884	(3,866)
Foreign currency translation adjustments	7,566	(11,451)	(746)	(25,718)

Total comprehensive income	$11,110	$17,752	$19,714	$24,551

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock
	Shares	Amount
Three Months Ended June 30, 2012
Balance at April 1, 2012	36,880,879	$394	$99,495	$109,213	$(23,728)	$(21,469)	$163,905
Stock-based compensation	—	—	457	—	—	—	457
Issuance of new stock	1,650	—	18	—	—	—	18
Exercise of stock options	9,625	1	57	—	—	—	58
Acquisitions of treasury stock	(538,609)	—	—	—	(5,000)	—	(5,000)
Comprehensive income:
Net income	—	—	—	4,340	—	—	4,340
Fair valuation of derivatives	—	—	—	—	—	(2,187)	(2,187)
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	1,497	1,497
Foreign currency translation adjustments	—	—	—	—	—	7,566	7,566
Unrealized losses on investments	—	—	—	—	—	(106)	(106)

Total comprehensive income							11,110

Balance at June 30, 2012	36,353,545	$395	$100,027	$113,553	$(28,728)	$(14,699)	$170,548

Six Months Ended June 30, 2012
Balance at January 1, 2012	37,907,575	$394	$98,929	$93,950	$(11,793)	$(14,810)	$166,670
Stock-based compensation	—	—	915	—	—	—	915
Issuance of new stock	2,468	—	26	—	—	—	26
Exercise of stock options	26,755	1	157	—	—	—	158
Acquisition of treasury stock	(1,583,253)				(16,935)		(16,935)
Comprehensive income:
Net income	—	—	—	19,603	—	—	19,603
Fair valuation of derivatives	—	—	—	—	—	(645)	(645)
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	1,529	1,529
Foreign currency translation adjustments	—	—	—	—	—	(746)	(746)
Unrealized losses on investments	—	—	—	—	—	(27)	(27)

Total comprehensive income							19,714

Balance at June 30, 2012	36,353,545	$395	$100,027	$113,553	$(28,728)	$(14,699)	$170,548

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock
	Shares	Amount
Three Months Ended June 30, 2011
Balance at April 1, 2011	39,356,749	$394	$97,812	$94,625	$(20,944)	$171,887
Stock-based compensation	—	—	386	—	—	386
Issuance of new stock	—	—	(215)	—	—	(215)
Exercise of stock options	722	—	4	—	—	4
Comprehensive income:
Net Income	—	—	—	31,630	—	31,630
Fair valuation of derivatives	—	—	—	—	3,740	3,740
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	(5,649)	(5,649)
Foreign currency translation adjustments	—	—	—	—	(11,451)	(11,451)
Unrealized losses on investments	—	—	—	—	(518)	(518)

Total comprehensive income						17,752

Balance at June 30, 2011	39,357,471	$394	$97,987	$126,255	$(34,822)	$189,814

Six Months Ended June 30, 2011
Balance at January 1, 2011	38,401,985	$384	$95,585	$72,157	$(5,275)	$162,851
Stock-based compensation	—	—	817	—	—	817
Issuance of new stock	950,000	10	1,553	—	—	1,563
Exercise of stock options	5,486	—	32	—	—	32
Comprehensive income:
Net income	—	—	—	54,098	—	54,098
Fair valuation of derivatives	—	—	—	—	6,076	6,076
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	(9,942)	(9,942)
Foreign currency translation adjustments	—	—	—	—	(25,718)	(25,718)
Unrealized gains on investments	—	—	—	—	37	37

Total comprehensive income						24,551

Balance at June 30, 2011	39,357,471	$394	$97,987	$126,255	$(34,822)	$189,814

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income	$19,603	$54,098
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,397	29,315
Provision for severance benefits	10,975	8,396
Amortization of debt issuance costs and original issue discount	497	491
Loss (gain) on foreign currency translation, net	55	(44,109)
Gain on disposal of property, plant and equipment, net	(190)	(11)
Loss on disposal of intangible assets, net	15	8
Restructuring and impairment charges	—	2,475
Stock-based compensation	915	1,246
Loss on early extinguishment of senior notes	—	4,103
Other	(348)	1,104
Changes in operating assets and liabilities
Accounts receivable	(8,296)	2,103
Inventories	(11,498)	(14,300)
Other receivables	(2,580)	(1,309)
Other current assets	8,851	(884)
Deferred tax assets	1,146	824
Accounts payable	14,654	12,139
Other accounts payable	9,677	13,800
Accrued expenses	7,890	3,141
Other current liabilities	6,611	(1,155)
Payment of severance benefits	(4,816)	(3,745)
Other	(1,996)	(232)

Net cash provided by operating activities	66,562	67,498

Cash flows from investing activities
Decrease in restricted cash	1,634	—
Proceeds from disposal of plant, property and equipment	891	23
Purchase of plant, property and equipment	(46,728)	(26,926)
Payment for intellectual property registration	(565)	(324)
Payment for purchase of Dawin, net of cash acquired	(8,642)	—
Decrease in short-term financial instruments	173	—
Collection of guarantee deposits	70	979
Payment of guarantee deposits	(176)	(1,483)
Other	(53)	(402)

Net cash used in investing activities	(53,396)	(28,133)

Cash flows from financing activities
Proceeds from issuance of common stock	183	8,818
Repurchase of senior notes	—	(38,150)
Repayment of obligations under capital lease	(2,968)	(3,182)
Acquisition of treasury stock	(16,935)	—

Net cash used in financing activities	(19,720)	(32,514)
Effect of exchange rates on cash and cash equivalents	207	(1,259)

Net increase (decrease) in cash and cash equivalents	(6,347)	5,592

Cash and cash equivalents
Beginning of the period	162,111	172,172

End of the period	$155,764	$177,764

Supplemental cash flow information
Cash paid for interest	$10,737	$13,468

Cash paid (refunded) for income taxes	$(684)	$1,207

Noncash transactions
Deferred offering costs reclassified as reduction of additional paid-in capital	$—	$7,269

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include all adjustments consisting only of normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the Company’s financial statements can understand the effect that offsetting has on the Company’s financial position. ASU 2001-11 is effective for annual periods beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

3. Completion of acquisition

On March 2, 2012, the Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., completed the acquisition of Dawin Electronics (“the acquired company”), a privately-held semiconductor company that designs and manufactures IGBT, Fast Recovery Diode and MOSFET modules.

The acquisition was accounted for as a business purchase pursuant to Accounting Standards Codification (ASC) 805, Business Combinations (“ASC 805”). As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the effective date of acquisition, March 2, 2012. The total consideration paid for the acquisition, amounted to $9,291 thousand. As a result of the acquisition, the Company expects to build up IGBT and FRD business position and improve IGBT module cost structure using Dawin’s developed technology and engineering know-how. The acquisition will be synergistic to the Company’s Power Solution business and be accretive to its revenue which was reflected as goodwill in the amount of $3,163 thousand at the completion of the acquisition.

4. Sales of Accounts Receivable

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $8,412 thousand for the six months period ended June 30, 2012 and these sales resulted in a pre-tax loss of $4 thousand for the six months period ended June 30, 2012, which is included in selling, general and administrative expenses in the consolidated Statements of Income. Net proceeds of these accounts receivable sale program are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows.

5. Inventories

Inventories as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Merchandise	$10	$—
Finished goods	8,821	7,140
Semi-finished goods and work-in-process	59,110	46,562
Raw materials	14,393	9,933
Materials in-transit	814	1,471
Less: inventory reserve	(7,731)	(2,270)

Inventories, net	$75,417	$62,836

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

6. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2012 and December 31, 2011 comprise the following:

	June 30, 2012	December 31, 2011
Buildings and related structures	$73,946	$73,021
Machinery and equipment	192,991	151,100
Vehicles and others	13,801	11,998
Equipment under capital lease	11,308	11,160

	292,046	242,279
Less: accumulated depreciation	(87,089)	(78,130)
accumulated depreciation on equipment under capital lease	(2,991)	(2,414)
Land	15,921	15,928
Construction in progress	1,134	—

Property, plant and equipment, net	$219,021	$182,663

7. Intangible Assets

Intangible assets as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Technology	$23,218	$21,126
Customer relationships	26,931	26,777
Intellectual property assets	6,395	5,868
Less: accumulated amortization	(41,525)	(36,984)
Goodwill	3,120	—

Intangible assets, net	$18,139	$16,787

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

Details of derivative contracts as of June 30, 2012 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
August 8, 2011	Forward	54,000	July to September 2012
August 19, 2011	Forward	54,000	October to December 2012
March 23, 2012	Zero cost collar	54,000	January to March 2013
May 18, 2012	Zero cost collar	54,000	April to June 2013

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

The fair values of the Company’s outstanding forward and zero cost collar contracts recorded as assets and liabilities as of June 30, 2012 and December 31, 2011 are as follows:

Derivatives designated as hedging instruments:		June 30, 2012	December 31, 2011
Liability Derivatives:
Forward	Derivative liabilities	$6,800	$6,801
Zero cost collars	Derivative liabilities	$1,649	$2,956

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2012 and 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2Q, 2012	2Q, 2011		2Q, 2012	2Q, 2011		2Q, 2012	2Q, 2011
Options	$—	$(14)	Net sales	$—	$(496)	Other income (expenses) — Others	$—	$(7)
Forward	(1,552)	897	Net sales	—	6,145	Other income (expenses) — Others	529	85
Zero cost collars	(635)	2,857	Net sales	(1,497)	—	Other income (expenses) — Others	172	125

Total	$(2,187)	$3,740		$(1,497)	$5,649		$701	$203

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2012 and 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	1H, 2012	1H, 2011		1H, 2012	1H, 2011		1H, 2012	1H, 2011
Options	$—	$(85)	Net sales	$—	$(829)	Other income (expenses) — Others	$—	$(18)
Forward	(385)	2,707	Net sales	—	10,771	Other income (expenses) — Others	513	263
Zero cost collars	(260)	3,454	Net sales	(1,529)	—	Other income (expenses) — Others	273	116

Total	$(645)	$6,076		$(1,529)	$9,942		$786	$361

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The estimated net loss as of June 30, 2012 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $8,324 thousand.

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

In addition, the Company is required to deposit cash collateral with Goldman Sachs International Bank (“GS”), the counterparty to the option, forward and zero cost collar contracts, for any exposure in excess of $5 million. As of June 30, 2012, the Company has transferred $5,218 thousand of cash collateral to GS for the purpose of credit support to the counterparty. This cash collateral is changed depending on derivative market exposures. GS is required to return the cash collateral to the Company when the derivative market exposures decreases. Under this circumstance, the Company recorded the balance of $5,218 thousand as restricted cash in the balance sheet as of June 30, 2012.

9. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$544	$544	$544	$—	$—
Liabilities:
Derivative liabilities	8,449	8,449	—	8,449	—

As of June 30, 2012, the total carrying value and estimated fair value of the senior notes which are not measured at fair value on a recurring basis were $201,519 thousand and $225,588 thousand, respectively. The estimated fair value is based on Level 2 inputs.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

10. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2012, 98.5 % of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2012		June 30, 2011
Beginning balance	$95,472	$91,882	$92,715	$88,973
Provisions	6,272	10,975	5,542	8,396
Severance payments	(2,493)	(4,816)	(2,135)	(3,745)
Translation adjustments	(1,284)	(74)	2,525	5,023

	97,967	97,967	98,647	98,647
Less: Cumulative contributions to the National Pension Fund	(372)	(372)	(466)	(466)
Group Severance insurance plan	(712)	(712)	(764)	(764)

Accrued severance benefits, net	$96,883	$96,883	$97,417	$97,417

The severance benefits are funded approximately 1.11% and 1.25 % as of June 30, 2012 and 2011, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2012	$56
2013	—
2014	323
2015	326
2016	1,202
2017	1,612
2018 – 2022	16,582

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

MagnaChip Semiconductor Ltd. (Korea) is the principal operating entity within the consolidated Company. For the three and six months ended June 30, 2012 and 2011, no income tax expense for MagnaChip Semiconductor, Ltd. (Korea) was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the three month period ended June 30, 2012 and 2011 was $3,159 and $1,970, respectively, and for the six month period ended June 30, 2012 and 2011 was $5,389 and $4,345, respectively.

13. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Three Months Ended
	June 30, 2012	June 30, 2011
Net Sales
Display Solutions	$76,784	$82,719
Semiconductor Manufacturing Services	91,318	96,458
Power Solutions	33,699	23,739
All other	833	763

Total segment net sales	$202,634	$203,679

	Six Months Ended
	June 30, 2012	June 30, 2011
Net Sales
Display Solutions	$160,009	$157,183
Semiconductor Manufacturing Services	159,180	188,724
Power Solutions	58,952	44,151
All other	1,495	1,542

Total segment net sales	$379,636	$391,600

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	June 30, 2012	June 30, 2011
Korea	$94,385	$99,298
Asia Pacific	66,113	59,585
Japan	7,102	18,451
North America	26,218	20,715
Europe	8,385	5,029
Africa	431	601

Total	$202,634	$203,679

	Six Months Ended
	June 30, 2012	June 30, 2011
Korea	$192,336	$186,811
Asia Pacific	118,716	116,880
Japan	13,734	31,790
North America	39,588	46,637
Europe	13,950	7,996
Africa	1,312	1,486

Total	$379,636	$391,600

Net sales from the Company’s top ten largest customers accounted for 64.0 % and 61.2% for the three months ended June 30, 2012 and 2011, respectively, and 62.6% and 61.2% for the six months ended June 30, 2012 and 2011, respectively.

For the three months ended June 30, 2012, we had one customer which represented 12.3% of the Company’s net sales, and for the six months ended June 30, 2012, we had two customers which represented 13.0% and 11.3%, respectively.

For the three months and six months ended June 30, 2011, we had one customer which represented 15.4% and 14.8% of the Company’s net sales, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of June 30, 2012.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

14. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share:

	Three Months Ended
	June 30, 2012	June 30, 2011
Net income	$4,340	$31,630
Weighted average common stock outstanding—
Basic	36,713,569	39,066,303
Diluted	37,566,699	40,294,902
Earnings per share—
Basic	$0.12	$0.81
Diluted	$0.12	$0.78

	Six Months Ended
	June 30, 2012	June 30, 2011
Net income	$19,603	$54,098
Weighted average common stock outstanding—
Basic	37,118,848	38,701,553
Diluted	37,916,149	39,925,275
Earnings per share—
Basic	$0.53	$1.40
Diluted	$0.52	$1.35

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Six Months Ended
	June 30, 2012	June 30, 2011
Options	230,625	106,500
Warrants	1,875,028	1,875,017

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

Below are condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, condensed consolidating statements of operations for the three months and six months ended June 30, 2012 and 2011 and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor Corporation, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

June 30, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$131	$15,487	$136,520	$3,626	$—	$155,764
Restricted cash	—	—	5,218	—	—	5,218
Accounts receivable, net	—	—	135,396	22,023	(22,329)	135,090
Inventories, net	—	—	75,417	—	—	75,417
Other receivables	74	28,728	5,746	338	(32,389)	2,497
Prepaid expenses	168	—	7,202	467	(2,897)	4,940
Other current assets	70,250	210,836	4,265	183,466	(460,715)	8,102

Total current assets	70,623	255,051	369,764	209,920	(518,330)	387,028

Property, plant and equipment, net	—	—	218,935	86	—	219,021
Intangible assets, net	—	—	17,941	198	—	18,139
Long-term prepaid expenses	—	—	8,931	—	(4,794)	4,137
Investment in subsidiaries	(563,490)	(636,951)	—	(465,088)	1,665,529	—
Long-term intercompany loan	697,125	785,620	—	642,750	(2,125,495)	—
Other non-current assets	641	6,137	8,308	2,980	(687)	17,379

Total assets	$204,899	$409,857	$623,879	$390,846	$(983,777)	$645,704

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$114,439	$474	$(22,007)	$92,906
Other accounts payable	31,228	—	22,795	2,032	(32,711)	23,344
Accrued expenses	470	74,248	213,633	211,914	(460,715)	39,550
Derivative liabilities	—	—	8,449	—	—	8,449
Other current liabilities	2,608	—	2,988	3,867	(2,897)	6,566

Total current liabilities	34,306	74,248	362,304	218,287	(518,330)	170,815

Long-term borrowings, net	—	898,644	625,447	802,922	(2,125,494)	201,519
Accrued severance benefits, net	—	—	96,715	168	—	96,883
Other non-current liabilities	45	—	4,444	6,931	(5,481)	5,939

Total liabilities	34,351	972,892	1,088,910	1,028,308	(2,649,305)	475,156

Commitments and contingencies
Stockholders’ equity
Common stock	395	136,229	39,005	51,976	(227,210)	395
Additional paid-in capital	100,027	(732,212)	(535,872)	(730,191)	1,998,275	100,027
Retained earnings	113,553	47,647	49,114	55,629	(152,390)	113,553
Treasury stock	(28,728)	—	—	—	—	(28,728)
Accumulated other comprehensive loss	(14,699)	(14,699)	(17,278)	(14,876)	46,853	(14,699)

Total stockholders’ equity	170,548	(563,035)	(465,031)	(637,462)	1,665,528	170,548

Total liabilities and stockholders’ equity	$204,899	$409,857	$623,879	$390,846	$(983,777)	$645,704

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended June 30, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$202,760	$4,791	$(4,917)	$202,634
Cost of sales	—	—	139,775	349	(348)	139,776

Gross profit	—	—	62,985	4,442	(4,569)	62,858

Selling, general and administrative expenses	1,477	9	19,102	3,054	(3,549)	20,093
Research and development expenses	—	—	20,540	242	(1,020)	19,762

Operating income (loss)	(1,477)	(9)	23,343	1,146	—	23,003

Other income (expense)	5,419	(10,181)	(19,900)	9,158	—	(15,504)

Income (loss) before income taxes, equity in earnings of related equity investment	3,942	(10,190)	3,443	10,304	—	7,499

Income tax expenses (benefits)	1,498	(295)	(170)	2,126	—	3,159

Income (loss) before equity in earnings of related investment	2,444	(9,895)	3,613	8,178	—	4,340

Equity in earnings of related investment	1,896	11,739	—	3,614	(17,249)	—

Net income	$4,340	$1,844	$3,613	$11,792	$(17,249)	$4,340

Comprehensive income	$11,110	$8,614	$9,566	$18,423	$(36,603)	$11,110

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the six months ended June 30, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$379,771	$9,615	$(9,750)	$379,636
Cost of sales	—	—	266,861	601	(599)	266,863

Gross profit	—	—	112,910	9,014	(9,151)	112,773

Selling, general and administrative expenses	2,097	53	37,112	6,140	(7,100)	38,302
Research and development expenses	—	—	41,112	532	(2,051)	39,593

Operating income (loss)	(2,097)	(53)	34,686	2,342	—	34,878

Other income (expense)	11,215	(6,001)	(20,362)	5,262	—	(9,886)

Income (loss) before income taxes, equity in earnings of related equity investment	9,118	(6,054)	14,324	7,604	—	24,992

Income tax expenses (benefits)	1,613	(170)	277	3,669	—	5,389

Income (loss) before equity in earnings of related investment	7,505	(5,884)	14,047	3,935	—	19,603

Equity in earnings of related investment	12,098	17,844	—	14,046	(43,988)	—

Net income	$19,603	$11,960	$14,047	$17,981	$(43,988)	$19,603

Comprehensive income	$19,714	$12,071	$15,425	$17,952	$(45,448)	$19,714

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended June 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$203,812	$6,131	$(6,264)	$203,679
Cost of sales	—	—	137,514	538	(555)	137,497

Gross profit	—	—	66,298	5,593	(5,709)	66,182

Selling, general and administrative expenses	659	351	16,180	3,484	(3,216)	17,458
Research and development expenses	—	—	21,391	1,709	(2,486)	20,614
Restructuring and impairment charges	—	—	799	1,676	—	2,475

Operating income (loss)	(659)	(351)	27,928	(1,276)	(7)	25,635

Other income (expense)	1	11,284	4,400	(7,720)	—	7,965

Income (loss) before income taxes, equity in earnings of related equity investment	(658)	10,933	32,328	(8,996)	(7)	33,600

Income tax expenses (benefits)	(18)	—	1,039	949	—	1,970

Income (loss) before equity in earnings of related investment	(640)	10,933	31,289	(9,945)	(7)	31,630

Equity in earnings of related investment	32,270	21,334	—	31,282	(84,886)	—

Net income	$31,630	$32,267	$31,289	$21,337	$(84,893)	$31,630

Comprehensive income	$17,752	$18,388	$16,525	$7,445	$(42,358)	$17,752

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the six months ended June 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$391,562	$12,747	$(12,709)	$391,600
Cost of sales	—	—	268,959	612	(627)	268,944

Gross profit	—	—	122,603	12,135	(12,082)	122,656

Selling, general and administrative expenses	1,296	586	31,794	6,587	(7,404)	32,859
Research and development expenses	—	—	40,692	3,091	(4,671)	39,112
Restructuring and impairment charges	—	—	799	1,676	—	2,475
IPO incentive	—	—	11,355	791	—	12,146

Operating income (loss)	(1,296)	(586)	37,963	(10)	(7)	36,064

Other income (expense)	1	32,036	10,590	(20,248)	—	22,379

Income (loss) before income taxes, equity in earnings of related equity investment	(1,295)	31,450	48,553	(20,258)	(7)	58,443

Income tax expenses (benefits)	(18)	—	1,193	3,170	—	4,345

Income (loss) before equity in earnings of related investment	(1,277)	31,450	47,360	(23,428)	(7)	54,098

Equity in earnings of related investment	55,375	23,878	—	47,353	(126,606)	—

Net income	$54,098	$55,328	$47,360	$23,925	$(126,613)	$54,098

Comprehensive income	$24,551	$25,779	$17,964	$(5,640)	$(38,103)	$24,551

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$19,603	$11,960	$14,047	$17,981	$(43,988)	$19,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	15,308	89	—	15,397
Provision for severance benefits	—	—	10,948	27	—	10,975
Amortization of debt issuance costs and original issue discount	—	497	—	—	—	497
Loss (gain) on foreign currency translation, net	95	6,563	449	(7,052)	—	55
Gain on disposal of property, plant and equipment, net	—	—	(190)	—	—	(190)
Loss on disposal of intangible assets, net	—	—	15	—	—	15
Stock-based compensation	(103)	—	1,021	(3)	—	915
Equity in earnings of related investment	(12,098)	(17,844)	—	(14,046)	43,988	—
Other	—	1	(348)	20	(21)	(348)
Changes in operating assets and liabilities
Accounts receivable, net	—	—	(8,119)	142	(319)	(8,296)
Inventories, net	—	—	(11,498)	—	—	(11,498)
Other receivables	1	(16,935)	1,425	58	12,871	(2,580)
Other current assets	(11,894)	(22,816)	9,255	(19,310)	53,616	8,851
Deferred tax assets	—	—	—	1,146	—	1,146
Accounts payable	—	—	14,475	(368)	547	14,654
Other accounts payable	17,569	(1)	9,470	(4,169)	(13,192)	9,677
Accrued expenses	(30)	11,308	26,898	23,237	(53,523)	7,890
Other current liabilities	2,607	—	1,233	2,771	—	6,611
Payment of severance benefits	—	—	(4,816)	—	—	(4,816)
Other	(544)	—	2,578	(4,255)	225	(1,996)

Net cash provided by (used in) operating activities	15,206	(27,267)	82,151	(3,732)	204	66,562

Cash flows from investing activities
Decrease in restricted cash	—	—	1,634	—	—	1,634
Proceeds from disposal of plant, property and equipment	—	—	891	—	—	891
Purchases of plant, property and equipment	—	—	(46,707)	(21)	—	(46,728)
Payment for intellectual property registration	—	—	(565)	—	—	(565)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Payment for purchase of Dawin, net of cash acquired	—	—	(8,642)	—	—	(8,642)
Decrease in short-term financial instruments	—	—	173	—	—	173
Collection of guarantee deposits	—	—	42	28	—	70
Payment of guarantee deposits	—	—	(175)	(1)	—	(176)
Other	—	17,635	(40)	16,922	(34,570)	(53)

Net cash used in investing activities	—	17,635	(53,389)	16,928	(34,570)	(53,396)

Cash flow from financing activities
Proceeds from issuance of common stock	183	—	—	—	—	183
Repayment of long-term intercompany borrowings	—	—	(17,215)	(17,635)	34,850	—
Repayment of obligations under capital lease	—	—	(2,968)	—	—	(2,968)
Acquisition of treasury stock	(16,935)	—	—	—	—	(16,935)

Net cash used in financing activities	(16,752)	—	(20,183)	(17,635)	34,850	(19,720)

Effect of exchange rates on cash and cash equivalents	—	—	823	(132)	(484)	207

Net increase (decrease) in cash and cash equivalents	(1,546)	(9,632)	9,402	(4,571)	—	(6,347)

Cash and cash equivalents
Beginning of the period	1,677	25,119	127,118	8,197	—	162,111

End of the period	$131	$15,487	$136,520	$3,626	$—	$155,764

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$54,098	$55,328	$47,360	$23,925	$(126,613)	$54,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	29,171	144	—	29,315
Provision for severance benefits	—	—	8,280	116	—	8,396
Amortization of debt issuance costs	—	491	—	—	—	491
Loss (gain) on foreign currency translation, net	—	(15,260)	(45,375)	16,526	—	(44,109)
Gain on disposal of property, plant and equipment	—	—	(11)	—	—	(11)
Loss on disposal of intangible assets, net	—	—	8	—	—	8
Restructuring and impairment charges	—	—	800	1,676	(1)	2,475
Stock-based compensation	119	—	1,047	404	(324)	1,246
Equity in earnings of related investment	(55,375)	(23,878)	—	(47,353)	126,606	—
Other	(18)	4,102	1,286	8	(171)	5,207
Changes in operating assets and liabilities
Accounts receivable, net	—	—	43,302	36,124	(77,323)	2,103
Inventories, net	—	—	(14,308)	—	8	(14,300)
Other receivables	718	718	11,991	2,691	(17,427)	(1,309)
Other current assets	176	(33,094)	516	(29,136)	60,654	(884)
Deferred tax assets	—	—	—	824	—	824
Accounts payable	—	—	(23,338)	(41,868)	77,345	12,139
Other accounts payable	(7,247)	(8,552)	11,819	353	17,427	13,800
Accrued expenses	192	(1,038)	30,902	33,760	(60,675)	3,141
Other current liabilities	—	—	(232)	(923)	—	(1,155)
Payment of severance benefits	—	—	(3,733)	(12)	—	(3,745)
Other	—	—	1,514	(1,945)	199	(232)

Net cash provided by (used in) operating activities	(7,337)	(21,183)	100,999	(4,686)	(295)	67,498

Cash flows from investing activities
Decrease in short-term loans	—	38,466	17	38,450	(76,933)	—
Proceeds from disposal of plant, property and equipment	—	—	23	—	—	23
Purchases of plant, property and equipment	—	—	(26,898)	(28)	—	(26,926)
Payment for intellectual property registration	—	—	(324)	—	—	(324)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Collection of guarantee deposits	—	—	979	—	—	979
Payment of guarantee deposits	—	—	(1,461)	(22)	—	(1,483)
Other	—	—	(402)	—	—	(402)

Net cash provided by (used in) investing activities	—	38,466	(28,066)	38,400	(76,933)	(28,133)

Cash flow from financing activities
Proceeds from issuance of common stock	8,818	—	—	—	—	8,818
Repayment of long-term borrowings	—	(38,150)	(40,436)	(38,466)	78,902	(38,150)
Repayment of obligations under capital lease	—	—	(3,087)	(95)	—	(3,182)

Net cash provided by (used in) financing activities	8,818	(38,150)	(43,523)	(38,561)	78,902	(32,514)

Effect of exchange rates on cash and cash equivalents	—	—	284	131	(1,674)	(1,259)

Net increase (decrease) in cash and cash equivalents	1,481	(20,867)	29,694	(4,716)	—	5,592

Cash and cash equivalents
Beginning of the period	79	46,595	112,370	13,128	—	172,172

End of the period	$1,560	$25,728	$142,064	$8,412	$—	$177,764

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,124 registered novel patents and 235 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

On May 16, 2011, two of our wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35.0 million out of $250.0 million aggregate principal amount of our 10.5% senior notes due 2018, or senior notes, then outstanding at a price of 109.0% from funds affiliated with Avenue Capital Management II, L.P., collectively referred to in this report as Avenue. In connection with the May 2011 repurchase of the senior notes, we recognized $4.1 million of loss on early extinguishment of senior notes, which consisted of $3.2 million from repurchase premium, $0.4 million from write-off of discounts, $0.2 million from write-off of debt issuance costs and $0.3 million from incurrence of direct legal and advisory service fees.

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

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. The stock repurchase program began on October 27, 2011 and will end on October 27, 2012 unless earlier terminated by our board. The stock repurchase program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. As of June 30, 2012, we had purchased 3,114,793 shares of our common stock in the open market at an aggregate cost of $28.7 million.

On March 2, 2012, our Korean subsidiary, MagnaChip Semiconductor, Ltd, completed the acquisition of Dawin Electronics, a privately-held semiconductor company that designs and manufactures IGBT, Fast Recovery Diode and MOSFET modules. The total consideration paid for the acquisition, amounted to $9.3 million. As a result of the acquisition, we expect to grow our IGBT and FRD business position and improve our IGBT module cost structure using Dawin Electronic’s developed technology and engineering know-how. The acquisition will be synergistic to our Power Solutions business and be accretive to its revenue. We recorded $3.2 million goodwill at the completion of the acquisition.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 42.1% and 40.1% of our net sales for the six months ended June 30, 2012 and 2011, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 15.5% and 11.3% of our net sales for six months ended June 30, 2012 and 2011, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 289 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 41.9% and 48.2% of our net sales for the six months ended June 30, 2012 and 2011, respectively.

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

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2012 and June 30, 2011, we sold products to over 232 and 230 customers, respectively, and our net sales to our ten largest customers represented 63% and 61% of our net sales. We have a combined production capacity of over 136,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2012, approximately 98.5% of our employees were eligible for severance benefits.

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

Results of Operations – Comparison of Three Months Ended June 30, 2012 and 2011

The following table sets forth consolidated results of operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$202.6	100.0%	$203.7	100.0%	$(1.0)
Cost of sales	139.8	69.0	137.5	67.5	2.3

Gross profit	62.9	31.0	66.2	32.5	(3.3)

Selling, general and administrative expenses	20.1	9.9	17.5	8.6	2.6
Research and development expenses	19.8	9.8	20.6	10.1	(0.9)
Restructuring and impairment charges	—	—	2.5	1.2	(2.5)

Operating income	23.0	11.4	25.6	12.6	(2.6)

Interest expense, net	(5.6)	(2.8)	(6.4)	(3.1)	0.7
Foreign currency gain (loss), net	(10.6)	(5.2)	18.2	9.0	(28.8)
Loss on early extinguishment of senior notes	—	—	(4.1)	(2.0)	4.1
Others	0.7	0.3	0.2	0.1	0.5

	(15.5)	(7.7)	8.0	3.9	(23.5)

Income before income taxes	7.5	3.7	33.6	16.5	(26.1)
Income tax expenses	3.2	1.6	2.0	1.0	1.2

Net income	$4.3	2.1%	$31.6	15.5%	$(27.3)

Net Sales

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$76.8	37.9%	$82.7	40.6%	$(5.9)
Power Solutions	33.7	16.6	23.7	11.7	10.0
Semiconductor Manufacturing Services	91.3	45.1	96.5	47.4	(5.1)
All other	0.8	0.4	0.8	0.4	0.1

	$202.6	100.0%	$203.7	100.0%	$(1.0)

Net sales were $202.6 million for the three months ended June 30, 2012, a $1.0 million, or 0.5%, decrease, compared to $203.7 million for the three months ended June 30, 2011. This decrease was primarily due to lower net sales driven by our Semiconductor Manufacturing Services segment and our Display Solutions segment, which were offset in part by an increase in net sales from our Power Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $76.8 million for the three months ended June 30, 2012, a $5.9 million, or 7.2%, decrease from $82.7 million for the three months ended June 30, 2011. The decrease was primarily due to a decrease in sales volume related to lower demand for certain consumer electronics products such as digital televisions and PCs.

Power Solutions. Net sales from our Power Solutions segment were $33.7 million for the three months ended June 30, 2012, a $10.0 million, or 42.0%, increase from $23.7 million for the three months ended June 30, 2011. The increase was primarily due to an increase in sales volume and an increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we expanded this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $91.3 million for the three months ended June 30, 2012, a $5.1 million, or 5.3%, decrease compared to $96.5 million for the three months ended June 30, 2011. This decrease was primarily due to a decrease in sales volume of eight-inch equivalent wafers driven by weak market demand, which was partially offset by an increase in average selling prices.

All Other. Net sales from All other were $0.8 million for the three months ended June 30, 2012 and June 30, 2011.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$94.4	46.6%	$99.3	48.8%	$(4.9)
Asia Pacific	66.1	32.6	59.6	29.3	6.5
Japan	7.1	3.5	18.5	9.1	(11.3)
North America	26.2	12.9	20.7	10.2	5.5
Europe	8.4	4.1	5.0	2.5	3.4
Africa	0.4	0.2	0.6	0.3	(0.2)

	$202.6	100.0%	$203.7	100.0%	$(1.0)

Net sales in Asia Pacific for the three months ended June 30, 2012 increased from $59.6 million to $66.1 million compared to the three months ended June 30, 2011, or by $6.5 million, or 11.0%, primarily due to increased demand in the market for Semiconductor Manufacturing Services products. Net sales in Japan for the three months ended June 30, 2012 decreased from $18.5 million to $7.1 million compared to the three months ended June 30, 2011, or by $11.3 million, or 61.5%, primarily due to decreased demand for Display Solutions products.

Gross Profit

Total gross profit was $62.9 million for the three months ended June 30, 2012 compared to $66.2 million for the three months ended June 30, 2011, a $3.3 million, or 5.0%, decrease. Gross profit as a percentage of net sales for the three months ended June 30, 2012 decreased to 31.0% compared to 32.5% for the three months ended June 30, 2011. This decrease in gross profit was primarily attributable to a decrease in product sales volume resulting from unimproved product mix in our Display Solutions segment, which was partially offset by an increase in product sales volume and an increase in average selling prices in our Power Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $20.1 million, or 9.9% of net sales, for the three months ended June 30, 2012, compared to $17.5 million, or 8.6% of net sales, for the three months ended June 30, 2011. The increase of $2.6 million, or 15.1%, was primarily attributable to an increase in salaries and related expenses resulting from an annual salary increase and an increase in outside service fees related to secondary offering expense.

Research and Development Expenses. Research and development expenses were $19.8 million, or 9.8% of net sales, for the three months ended June 30, 2012, compared to $20.6 million, or 10.1% of net sales, for the three months ended June 30, 2011. The decrease of $0.9 million, or 4.1%, was primarily due to the closure of our research and development center in Japan for the three months ended June 30, 2011.

Restructuring and Impairment Charges. Restructuring and impairment charges for the three months ended June 30, 2012 were nil compared to $2.5 million for the three months ended June 30, 2011. Restructuring charges of $1.6 million recorded for the three months ended June 30, 2011 were related to the closure of our research and development center in Japan. Impairment charges of $0.9 million for the three months ended June 30, 2011 consisted of $0.4 million from three abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets.

Operating Income

As a result of the foregoing, operating income decreased by $2.6 million, or 10.3%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As discussed above, the decrease in operating income resulted from a $3.3 million decrease in gross profit and a $2.6 million increase in selling, general and administrative expenses, which were partially offset by a $2.5 million decrease in restructuring and impairment charges and a $0.9 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $5.6 million for the three months ended June 30, 2012, a decrease of $0.7 million compared to $6.4 million for the three months ended June 30, 2011. Interest expense for the three months ended June 30, 2012 and June 30, 2011 was mainly incurred under our senior notes issued on April 9, 2010. This decrease was attributable to the repurchase of $35.0 million and $11.3 million out of an aggregate of $250.0 million of our senior notes on May 16, 2011 and on September 19, 2011, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended June 30, 2012 was $10.6 million compared to net foreign currency gain of $18.2 million for the three months ended June 30, 2011. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,153.8:1 and 1,078.1:1 using the first base rate as of June 30, 2012 and June 30, 2011, respectively, as quoted by the Korea Exchange Bank.

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

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the three months ended June 30, 2012 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the three months ended June 30, 2012 were $3.2 million compared $2.0 million for the three months ended June 30, 2011. The majority of income tax expenses for the three months ended June 30, 2012 was comprised of a $1.5 million of current income tax expenses, net incurred in various jurisdictions in which our overseas subsidiaries are located, a $1.1 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, and a $0.5 million income tax effect from the change of deferred tax assets.

Net Income

As a result of the foregoing, net income decreased by $27.3 million, or 86.3%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As discussed above, the decrease primarily resulted from a $28.8 million decrease in foreign currency gain and a $2.6 million decrease in operating income, partially offset by a $4.1 million loss on early extinguishment of senior notes in 2011 and a $0.7 million decrease in interest expense.

Results of Operations – Comparison of Six Months Ended June 30, 2012 and 2011

The following table sets forth consolidated results of operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$379.6	100.0%	$391.6	100.0%	$(12.0)
Cost of sales	266.9	70.3	268.9	68.7	(2.1)

Gross profit	112.8	29.7	122.7	31.3	(9.9)

Selling, general and administrative expenses	38.3	10.1	32.9	8.4	5.4
Research and development expenses	39.6	10.4	39.1	10.0	0.5
Restructuring and impairment charges	—	—	2.5	0.6	(2.5)
Special expense for IPO incentive	—	—	12.1	3.1	(12.1)

Operating income	34.9	9.2	36.1	9.2	(1.2)

Interest expense, net	(11.2)	(2.9)	(13.5)	(3.4)	2.3
Foreign currency gain, net	0.5	0.1	39.6	10.1	(39.1)
Loss on early extinguishment of senior notes	—	—	(4.1)	(1.0)	4.1
Others	0.8	0.2	0.4	0.1	0.4

	(9.9)	(2.6)	22.4	5.7	(32.3)

Income before income taxes	25.0	6.6	58.4	14.9	(33.5)
Income tax expenses	5.4	1.4	4.3	1.1	1.0

Net income	$19.6	5.2%	$54.1	13.8%	$(34.5)

Net Sales

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$160.0	42.1%	$157.2	40.1%	$2.8
Power Solutions	59.0	15.5	44.2	11.3	14.8
Semiconductor Manufacturing Services	159.2	41.9	188.7	48.2	(29.5)
All other	1.5	0.4	1.5	0.4	—

	$379.6	100.0%	$391.6	100.0%	$(12.0)

Net sales were $379.6 million for the six months ended June 30, 2012, a $12.0 million, or 3.1%, decrease, compared to $391.6 million for the six months ended June 30, 2011. This decrease was primarily due to lower net sales driven by our Semiconductor Manufacturing Services segment, which was offset in part by an increase in net sales from our Power Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $160.0 million for the six months ended June 30, 2012, a $2.8 million, or 1.8%, increase from $157.2 million for the six months ended June 30, 2011. The increase was primarily due to an increase in sales volume and an increase in average selling prices due to an improved product mix.

Power Solutions. Net sales from our Power Solutions segment were $59.0 million for the six months ended June 30, 2012, a $14.8 million, or 33.5%, increase from $44.2 million for the six months ended June 30, 2011. The increase was primarily due to an increase in sales volume and an increase in average selling prices driven by an improved product mix and higher demand for MOSFET products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $159.2 million for the six months ended June 30, 2012, a $29.5 million, or 15.7%, decrease compared to net sales of $188.7 million for the six months ended June 30, 2011. This decrease was primarily due to a decrease in sales volume of eight-inch equivalent wafers driven by weak market demand, which was partially offset by an increase in average selling prices.

All Other. Net sales from All other were $1.5 million for the six months ended June 30, 2012 and June 30, 2011.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$192.3	50.7%	$186.8	47.7%	$5.5
Asia Pacific	118.7	31.3	116.9	29.8	1.8
Japan	13.7	3.6	31.8	8.1	(18.1)
North America	39.6	10.4	46.6	11.9	(7.0)
Europe	13.9	3.7	8.0	2.0	6.0
Africa	1.3	0.3	1.5	0.4	(0.2)

	$379.6	100.0%	$391.6	100.0%	$(12.0)

Net sales in Japan for the six months ended June 30, 2012 decreased from $31.8 million to $13.7 million compared to the six months ended June 30, 2011, or by $18.1 million, or 56.8%, primarily due to decreased demand for Display Solutions products. Net sales in North America for the six months ended June 30, 2012 decreased from $46.6 million to $39.6 million compared to the six months ended June 30, 2011, or by $7.0 million, or 15.1%, primarily due to decreased demand in the market for Semiconductor Manufacturing Services products.

Gross Profit

Total gross profit was $112.8 million for the six months ended June 30, 2012 as compared to $122.7 million for the six months ended June 30, 2011, a $9.9 million, or 8.1%, decrease. Gross profit as a percentage of net sales for the six months ended June 30, 2012 was 29.7% compared to 31.3% for the six months ended June 30, 2011. This decrease in gross profit was primarily attributable to a significant volume decrease in our Semiconductor Manufacturing Services segment, which was partially offset by an increase in product sales volume and an increase in average selling prices in our Power Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $38.3 million, or 10.1% of net sales, for the six months ended June 30, 2012, compared to $32.9 million, or 8.4% of net sales, for the six months ended June 30, 2011. The increase of $5.4 million, or 16.6%, was primarily attributable to an increase in salaries and related expenses resulting from an annual salary increase and an increase in outside service fees related to secondary offering expense, offset by an increase in gain from the disposal of tangible assets.

Research and Development Expenses. Research and development expenses were $39.6 million, or 10.4% of net sales, for the six months ended June 30, 2012, compared to $39.1 million, or 10.0% of net sales, for the six months ended June 30, 2011. The increase of $0.5 million, or 1.2%, was due to an increase in material costs, partially offset by a decrease in depreciation and amortization expenses and a decrease in outside service fees.

Restructuring and Impairment Charges. Restructuring and impairment charges for the six months ended June 30, 2012 were nil compared to $2.5 million for the six months ended June 30, 2011. Restructuring charges of $1.6 million recorded for the six months ended June 30, 2011 were related to the closure of our research and development center in Japan. Impairment charges of $0.9 million for the six months ended June 30, 2011 consisted of $0.4 million from three abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets.

Special expense for the MagnaChip Corporation IPO Incentive. We paid the special incentives to all employees, excluding management, which were contingent upon the consummation of MagnaChip Corporation IPO in March 2011.

Operating Income

As a result of the foregoing, operating income decreased by $1.2 million, or 3.3%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As discussed above, the decrease in operating income primarily resulted from a $9.9 million decrease in gross profit, a $5.4 million increase in selling, general and administrative expenses and a $0.5 million increase in research and development expenses, which were partially offset by the payment of $12.1 million incentive incurred in March 2011 in connection with the MagnaChip Corporation IPO and a $2.5 million decrease in restructuring and impairment charges.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $11.2 million for the six months ended June 30, 2012, a decrease of $2.3 million compared to $13.5 million for the six months ended June 30, 2011. Interest expense for the six months ended June 30, 2012 and June 30, 2011 was mainly incurred under our senior notes issued on April 9, 2010. This decrease is attributable to the repurchase of $35.0 million and $11.3 million out of an aggregate of $250.0 million of our senior notes on May 16, 2011 and on September 19, 2011, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the six months ended June 30, 2012 was $0.5 million compared to a net foreign currency gain of $39.6 million for the six months ended June 30, 2011. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,153.8:1 and 1,078.1:1 using the first base rate as of June 30, 2012 and June 30, 2011, respectively, as quoted by the Korea Exchange Bank.

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

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the six months ended June 30, 2012 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses.

Income tax expenses for the six months ended June 30, 2012 were $5.4 million compared $4.3 million for the six months ended June 30, 2011. The majority of income tax expenses for the six months ended June 30, 2012 was comprised of a $2.0 million of current income tax expenses, net incurred in various jurisdictions in which our overseas subsidiaries are located, a $2.1 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, and a $1.0 million income tax effect from the change of deferred tax assets.

Net Income

As a result of the foregoing, net income decreased by $34.5 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As discussed above, the decrease primarily resulted from a $39.1 million decrease in foreign currency gain and a $1.2 million decrease in operating income, partially offset by a $4.1 million loss on early extinguishment of senior notes in 2011 and a $2.3 million decrease in interest expense.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net income adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses, (iv) restructuring and impairment charges, (v) stock-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation gain, net, (viii) one-time incentive payments in connection with the MagnaChip Corporation IPO, (ix) loss on early extinguishment of senior notes, and (x) secondary offering expenses. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

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

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net income	$4.3	$19.6	$31.6	$54.1
Adjustments:
Depreciation and amortization	7.9	15.4	15.4	29.3
Interest expense, net	5.6	11.2	6.4	13.5
Income tax expenses	3.2	5.4	2.0	4.3
Restructuring and impairment charges(a)	—	—	2.5	2.5
Stock-based compensation expense(b)	0.5	0.9	0.6	1.2
Foreign currency loss (gain), net(c)	10.6	(0.5)	(18.2)	(39.6)
Derivative valuation gain, net(d)	(0.7)	(0.8)	(0.2)	(0.4)
One-time IPO incentive(e)	—	—	—	12.1
Loss on early extinguishment of senior notes(f)	—	—	4.1	4.1
Secondary offering expenses(g)	1.2	1.2	—	—

Adjusted EBITDA	$32.6	$52.4	$44.1	$81.3

(a)	This adjustment eliminates the impact of restructuring charges of $1.6 million related to the closure of our research and development center in Japan and impairment charges related to $0.4 million from three abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets for the three months ended June 30, 2011. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany balances and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(f)	This adjustment eliminates the impact of loss on repurchase of $35.0 million out of $250.0 million aggregate senior notes for the three months ended June 30, 2011.
(g)	This adjustment eliminates expenses incurred for our secondary offering, which closed on May 7, 2012.

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

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to cash flows from operating activities or net income, as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income adjusted to exclude (i) restructuring and impairment charges, (ii) stock-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation gain, net, (vi) one-time incentive payments in connection with the MagnaChip Corporation IPO, (vii) loss on early extinguishment of senior notes, and (viii) secondary offering expenses.

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net income	$4.3	$19.6	$31.6	$54.1
Adjustments:
Restructuring and impairment charges(a)	—	—	2.5	2.5
Stock-based compensation expense(b)	0.5	0.9	0.6	1.2
Amortization of intangibles(c)	2.0	4.0	2.1	4.1
Foreign currency loss (gain), net(d)	10.6	(0.5)	(18.2)	(39.6)
Derivative valuation gain, net(e)	(0.7)	(0.8)	(0.2)	(0.4)
One-time IPO incentive(f)	—	—	—	12.1
Loss on early extinguishment of senior notes(g)	—	—	4.1	4.1
Secondary offering expenses(h)	1.2	1.2	—	—

Adjusted Net Income	$17.9	$24.4	$22.5	$38.2

(a)	This adjustment eliminates the impact of restructuring charges of $1.6 million related to the closure of our research and development center in Japan and impairment charges related to $0.4 million from three abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets for the three months ended June 30, 2011. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.

(b)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash stock-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the acquisition of our business from Hynix Semiconductor, Inc., or Hynix, in October 2004, which we refer to as the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(g)	This adjustment eliminates the impact of loss on repurchase of $35.0 million out of $250.0 million aggregate senior notes for the three months ended June 30, 2011.
(h)	This adjustment eliminates expenses incurred for our secondary offering, which closed on May 7, 2012.

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

Our principal sources of liquidity are our cash and cash equivalents, our cash flows from operations and our financing activities. Although we currently anticipate that these sources of liquidity will continue to be sufficient to meet our cash needs for the next twelve months and foreseeable future, we may from time to time in the future require or choose to obtain additional financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. As of June 30, 2012, our cash and cash equivalents balance was $155.8 million, a $6.3 million decrease, compared to $162.1 million as of December 31, 2011. The decrease resulted from $53.4 million cash outflow used in investing activities including $8.6 million related to the acquisition of Dawin Electronics and $19.7 million of cash outflow used in financing activities including our repurchase of $16.9 million of our common stock, which were offset by $66.6 million of cash inflow provided by operating activities.

In addition, from time to time, depending on market conditions and other factors, we may, as part of ordinary cash management and treasury functions, repurchase and retire our additional outstanding senior notes, in open market, privately negotiated transactions or otherwise.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $66.6 million for the six months ended June 30, 2012, compared to $67.5 million of cash provided by operating activities in the six months ended June 30, 2011. The net operating cash inflow for the six months ended June 30, 2012 reflects our net income of $19.6 million and non-cash adjustments of $27.3 million which mainly consisted of depreciation and amortization and accrued severance benefits, and a decrease in net operating assets of $19.7 million.

Our working capital balance as of June 30, 2012 was $211.0 million compared to $235.4 million as of December 31, 2011. The $24.4 million decrease was primarily attributable to a $6.3 million decrease in cash and cash equivalents used in investing activities and financing activities, a $7.8 million decrease in other current assets, a $15.1 million increase in accounts payable, a $9.9 million increase in other accounts payable related to capital expenditures and a $7.8 million increase in accrued expense, which were partially offset by a $12.6 million increase in inventories and a $9.2 million increase in accounts receivable.

Cash Flows from Investing Activities

Cash outflow in investing activities totaled $53.4 million in the six months ended June 30, 2012, compared to $28.1 million of cash outflow generated by investing activities in the six months ended June 30, 2011. The increase was primarily due to $8.6 million related to the acquisition of Dawin Electronics and a $20.0 million increase in capital expenditures.

Cash Flows from Financing Activities

Cash outflow in financing activities totaled $19.7 million for the six months ended June 30, 2012, compared to $32.5 million of cash outflow in financing activities in the six months ended June 30, 2011. The financing cash outflow for the six months ended June 30, 2012 mainly consists of our repurchase of $16.9 million of our outstanding common stock.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the six months ended June 30, 2012, capital expenditures were $47.3 million, a $20.0 million, or 73.6%, increase from $27.2 million in the six months ended June 30, 2011. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

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

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2012:

	Payments Due by Period
	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
	(In millions)
Senior notes(1)	$332.0	$10.7	$21.4	$21.4	$21.4	$21.4	$235.8
Operating lease(2)	46.4	3.2	2.3	2.1	2.1	2.1	34.6
Others(3)	3.5	1.1	2.0	0.4	—	—	—

(1)	Interest payments as well as $203.7 million aggregate principal amount outstanding as of June 30, 2012 out of $250.0 million senior notes originally issued in April 2010, which bear interest at a rate of 10.500% per annum and mature in 2018.

(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,153.8:1.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.7 million as of June 30, 2012. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

Factoring

We entered into a factoring arrangement with a financial institution under which we transfer certain receivables. The receivables are derecognized upon transfer, as these transfers qualify as true sales under the provisions of ASC 860 “Transfer and Servicing.”

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2012 for our Korean subsidiary, MagnaChip Semiconductor, Ltd., a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $4.3 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at June 30, 2012 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.4 million in our U.S. dollar cash balance.

Interest Rate Exposures

As of June 30, 2012, $203.7 million aggregate principal amount of our senior notes remained outstanding. Our senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at June 30, 2012, we estimate that the fair value of this fixed rate note would decrease by $8.9 million and we would have additional interest expense costs over the market rate of $1.1 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at June 30, 2012, we estimate that the fair value of this fixed rate note would increase by $9.5 million and we would have a reduction in interest expense costs over the market rate of $1.3 million (on a 360-day basis).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2012 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the six months ended June 30, 2012, and the years ended December 31, 2011, and December 31, 2010, our ten largest customers accounted for 63%, 63% and 63% of our net sales, respectively, and we had one customer, LG Display, representing 13%, 15% and 16% of our consolidated net sales for the six months ended June 30, 2012, and the years ended December 31, 2011 and December 31, 2010, respectively. Substantially all of our sales to LG Display are in our Display Solutions segment and sales to LG Display represented 31%, 34% and 41% of net sales in our Display Solutions segment in the six months ended June 30, 2012, and the years ended December 31, 2011, and December 31, 2010, respectively. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

As of July 31, 2012, 2,319 employees, or approximately 65% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

Our expenses could increase if SK Hynix were unwilling or unable to provide certain services related to our shared facilities with SK Hynix, and if SK Hynix were to become insolvent, we could lose certain of our leases.

We are party to a land lease and easement agreement with SK Hynix, Inc., pursuant to which we lease the land for our facilities in Cheongju, Korea. If this agreement were terminated for any reason, including the insolvency of SK Hynix, we would have to renegotiate new lease terms with SK Hynix or the new owner of the land. We cannot assure you that we could negotiate new lease terms on favorable terms or at all. Because we share certain facilities with SK Hynix, several services that are essential to our business are provided to us by or through SK Hynix under our general service supply agreement with SK Hynix. These services include electricity, bulk gases and de-ionized water, campus facilities and housing, wastewater and sewage management, environmental safety and certain utilities and infrastructure support services. If any of our agreements with SK Hynix were terminated or if SK Hynix were unwilling or unable to fulfill its obligations to us under the terms of these agreements, we would have to procure these services on our own and as a result may experience an increase in our expenses.

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

As of June 30, 2012, our total indebtedness was $201.5 million. Our substantial debt could have important consequences, including:

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through June 30, 2012, we recognized aggregate restructuring and impairment charges of $6.1 million, which consisted of $4.5 million of impairment charges and $1.6 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Based upon the number of shares of common stock outstanding as of July 31, 2012, our executive officers, directors and Avenue collectively beneficially owned approximately 38.0% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 40.2% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of such date. In addition, affiliates of Avenue currently have three employees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets.

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

As of July 31, 2012, Avenue beneficially owned approximately 13,789,539 shares, or 37.4%, of our outstanding common stock. All of such shares are registered for resale under a currently effective shelf registration statement and therefore are eligible for sale from time to time by Avenue. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	—	—	—	$11,271,745.01
May 1, 2012 through May 31, 2012	246,747	$9.48	246,747	$8,931,388.64
June 1, 2012 through June 30, 2012	291,862	$9.11	291,862	$6,271,866.18
Total:	538,609		538,609

(1)	On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock, par value $0.01 per share. The program began on October 27, 2011 and will end on October 27, 2012 unless earlier terminated by our board. The program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

Dated: August 7, 2012	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: August 7, 2012	By:	/s/ Margaret Sakai
Margaret Sakai
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.