Form 10-Q
period 2012-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2012-11-06
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, the registrant had 35,963,725 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2012 and 2011	7

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	9

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II OTHER INFORMATION		51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 6.	Exhibits	65

SIGNATURES		66

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

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$165,658	$162,111
Restricted cash	136	6,830
Accounts receivable, net	148,537	125,922
Inventories, net	75,020	62,836
Other receivables	2,097	256
Prepaid expenses	9,120	6,032
Other current assets	19,270	15,909

Total current assets	419,838	379,896

Property, plant and equipment, net	229,632	182,663
Intangible assets, net	16,684	16,787
Long-term prepaid expenses	9,575	4,790
Other non-current assets	17,044	18,539

Total assets	$692,773	$602,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$97,386	$77,848
Other accounts payable	19,049	13,452
Accrued expenses	40,483	31,723
Current portion of capital lease obligations	—	2,852
Derivative liabilities	1,818	9,757
Other current liabilities	8,460	2,007

Total current liabilities	167,196	137,639

Long-term borrowings, net	201,586	201,389
Accrued severance benefits, net	105,051	90,755
Other non-current liabilities	11,556	6,222

Total liabilities	485,389	436,005

Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized 39,513,351 shares issued and 35,954,925 outstanding at September 30, 2012 and 39,439,115 shares issued and 37,907,575 outstanding at December 31, 2011	395	394
Additional paid-in capital	100,834	98,929
Retained earnings	161,965	93,950
Treasury stock, 3,558,426 and 1,531,540 shares at September 30, 2012 and December 31, 2011, respectively	(34,730)	(11,793)
Accumulated other comprehensive loss	(21,080)	(14,810)

Total stockholders’ equity	207,384	166,670

Total liabilities and stockholders’ equity	$692,773	$602,675

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$221,872	$200,405	$601,508	$592,005
Cost of sales	145,432	140,284	412,295	409,228

Gross profit	76,440	60,121	189,213	182,777

Selling, general and administrative expenses	21,388	17,881	59,690	50,740
Research and development expenses	19,470	19,003	59,063	58,115
Restructuring and impairment charges	—	1,621	—	4,096
Special expense for IPO incentive	—	—	—	12,146

Operating income	35,582	21,616	70,460	57,680

Other income (expenses)
Interest expense, net	(5,746)	(5,860)	(16,945)	(19,340)
Foreign currency gain (loss), net	21,782	(68,058)	22,305	(28,465)
Loss on early extinguishment of senior notes	—	(1,357)	—	(5,460)
Others	695	(558)	1,485	(189)

	16,731	(75,833)	6,845	(53,454)

Income (loss) before income taxes	52,313	(54,217)	77,305	4,226

Income tax expense	3,901	1,793	9,290	6,138

Net income (loss)	$48,412	$(56,010)	$68,015	$(1,912)

Earnings (loss) per common share—
Basic	$1.34	$(1.43)	$1.85	$(0.05)
Diluted	$1.30	$(1.43)	$1.80	$(0.05)
Weighted average number of shares—
Basic	36,199,655	39,064,071	36,810,214	38,823,720
Diluted	37,324,787	39,064,071	37,692,608	38,823,720

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$48,412	$(56,010)	$68,015	$(1,912)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	88	(156)	61	(119)
Derivative adjustments	6,802	(17,825)	7,686	(21,691)
Foreign currency translation adjustments	(13,271)	43,081	(14,017)	18,083

Total comprehensive income (loss)	$42,031	$(30,190)	$61,745	$(5,639)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars)

			Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock
	Shares	Amount
Three Months Ended September 30, 2012
Balance at July 1, 2012	36,353,545	$395	$100,027	$113,553	$(28,728)	$(14,699)	$170,548
Stock-based compensation	—	—	535	—	—	—	535
Issuance of new stock	2,031	—	20	—	—	—	20
Exercise of stock options	42,982	—	252	—	—	—	252
Acquisitions of treasury stock	(443,633)	—	—	—	(6,002)	—	(6,002)
Comprehensive income:
Net income	—	—	—	48,412	—	—	48,412
Fair valuation of derivatives	—	—	—	—	—	4,019	4,019
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	2,783	2,783
Foreign currency translation adjustments	—	—	—	—	—	(13,271)	(13,271)
Unrealized gains on investments	—	—	—	—	—	88	88

Total comprehensive income							42,031

Balance at September 30, 2012	35,954,925	$395	$100,834	$161,965	$(34,730)	$(21,080)	$207,384

Nine Months Ended September 30, 2012
Balance at January 1, 2012	37,907,575	$394	$98,929	$93,950	$(11,793)	$(14,810)	$166,670
Stock-based compensation	—	—	1,450	—	—	—	1,450
Issuance of new stock	4,499	—	46	—	—	—	46
Exercise of stock options	69,737	1	409	—	—	—	410
Acquisition of treasury stock	(2,026,886)	—	—	—	(22,937)	—	(22,937)
Comprehensive income:
Net income	—	—	—	68,015	—	—	68,015
Fair valuation of derivatives	—	—	—	—	—	3,374	3,374
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	4,312	4,312
Foreign currency translation adjustments	—	—	—	—	—	(14,017)	(14,017)
Unrealized gains on investments	—	—	—	—	—	61	61

Total comprehensive income							61,745

Balance at September 30, 2012	35,954,925	$395	$100,834	$161,965	$(34,730)	$(21,080)	$207,384

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total
Three Months Ended September 30, 2011
Balance at July 1, 2011	39,357,471	$394	$97,987	$126,255	$(34,822)	$189,814
Forfeiture of restricted units	(3,465)	—	—	—	—	—
Stock-based compensation	—	—	323	—	—	323
Comprehensive loss:
Net loss	—	—	—	(56,010)	—	(56,010)
Fair valuation of derivatives	—	—	—	—	(16,289)	(16,289)
Reclassification to net loss from accumulated other comprehensive gain related to hedge derivatives	—	—	—	—	(1,536)	(1,536)
Foreign currency translation adjustments	—	—	—	—	43,801	43,801
Unrealized loss on investments	—	—	—	—	(156)	(156)

Total comprehensive loss						(30,190)

Balance at September 30, 2011	39,354,006	$394	$98,310	$70,245	$(9,002)	$159,947

Nine Months Ended September 30, 2011
Balance at January 1, 2011	38,401,985	$384	$95,585	$72,157	$(5,275)	$162,851
Forfeiture of restricted units	(3,465)	—	—	—	—	—
Stock-based compensation	—	—	1,140	—	—	1,140
Issuance of new stock	950,000	10	1,553	—	—	1,563
Exercise of stock options	5,486	—	32	—	—	32
Comprehensive loss:
Net loss	—	—	—	(1,912)	—	(1,912)
Fair valuation of derivatives	—	—	—	—	(10,213)	(10,213)
Reclassification to net loss from accumulated other comprehensive gain related to hedge derivatives	—	—	—	—	(11,478)	(11,478)
Foreign currency translation adjustments	—	—	—	—	18,083	18,083
Unrealized loss on investments	—	—	—	—	(119)	(119)

Total comprehensive loss						(5,639)

Balance at September 30, 2011	39,354,006	$394	$98,310	$70,245	$(9,002)	$159,947

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net income (loss)	$68,015	$(1,912)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,840	42,368
Provision for severance benefits	16,779	13,137
Amortization of debt issuance costs and original issue discount	753	728
(Gain) loss on foreign currency translation, net	(25,304)	33,220
Gain on disposal of property, plant and equipment, net	(174)	(15)
Loss on disposal of intangible assets, net	26	17
Restructuring and impairment charges	—	4,096
Stock-based compensation	1,450	1,798
Loss on early extinguishment of senior notes	—	5,460
Other	(332)	651
Changes in operating assets and liabilities
Accounts receivable	(18,168)	(4,400)
Inventories	(8,526)	(4,400)
Other receivables	(1,787)	836
Other current assets	(662)	(3,196)
Deferred tax assets	1,514	1,483
Accounts payable	17,472	15,072
Other accounts payable	(700)	7,157
Accrued expenses	13,761	(18,278)
Other current liabilities	9,450	(1,209)
Payment of severance benefits	(5,569)	(6,549)
Other	(2,239)	141

Net cash provided by operating activities	89,599	86,205

Cash flows from investing activities
Decrease (increase) in restricted cash	6,774	(9,711)
Proceeds from disposal of plant, property and equipment	937	29
Purchase of plant, property and equipment	(56,745)	(42,945)
Payment for intellectual property registration	(752)	(521)
Payment for purchase of Dawin, net of cash acquired	(8,642)	—
Decrease in short-term financial instruments	173	—
Collection of guarantee deposits	72	984
Payment of guarantee deposits	(311)	(2,489)
Other	(50)	(625)

Net cash used in investing activities	(58,544)	(55,278)

Cash flows from financing activities
Proceeds from issuance of common stock	436	8,835
Repurchase of senior notes	—	(50,307)
Repayment of obligations under capital lease	(2,968)	(4,831)
Acquisition of treasury stock	(22,937)	—

Net cash used in financing activities	(25,469)	(46,303)
Effect of exchange rates on cash and cash equivalents	(2,039)	2,672

Net increase (decrease) in cash and cash equivalents	3,547	(12,704)

Cash and cash equivalents
Beginning of the period	162,111	172,172

End of the period	$165,658	$159,468

Supplemental cash flow information
Cash paid for interest	$10,921	$14,004

Cash paid (refunded) for income taxes	$(599)	$1,776

Noncash transactions
Deferred offering costs reclassified as reduction of additional paid-in capital	$—	$7,236

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include all adjustments consisting only of normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under ASU 2012-02, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. ASU 2012-02 allows the Company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. The Company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the Company determines, based on a qualitative assessment, that is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for impairment tests for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

4. Sales of Accounts Receivable

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $21,931 thousand for the nine month period ended September 30, 2012 and these sales resulted in a pre-tax loss of $35 thousand for the nine month period ended September 30, 2012, which is included in selling, general and administrative expenses in the consolidated Statements of Operations. Net proceeds of these accounts receivable sale program are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows.

5. Inventories

Inventories as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
Merchandise	$6	$—
Finished goods	11,254	7,140
Semi-finished goods and work-in-process	56,530	46,562
Raw materials	13,328	9,933
Materials in-transit	661	1,471
Less: inventory reserve	(6,759)	(2,270)

Inventories, net	$75,020	$62,836

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

6. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2012 and December 31, 2011 comprise the following:

	September 30, 2012	December 31, 2011
Buildings and related structures	$76,310	$73,021
Machinery and equipment	209,313	151,100
Vehicles and others	15,087	11,998
Equipment under capital lease	11,664	11,160

	312,374	242,279
Less: accumulated depreciation	(95,927)	(78,130)
accumulated depreciation on equipment under capital lease	(3,312)	(2,414)
Land	16,422	15,928
Construction in progress	75	—

Property, plant and equipment, net	$229,632	$182,663

7. Intangible Assets

Intangible assets as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Technology	$23,949	$21,126
Customer relationships	27,778	26,777
Intellectual property assets	6,742	5,868
Less: accumulated amortization	(45,003)	(36,984)
Goodwill	3,218	—

Intangible assets, net	$16,684	$16,787

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

Details of derivative contracts as of September 30, 2012 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
August 19, 2011	Forward	$54,000	October to December 2012
March 23, 2012	Zero cost collar	$54,000	January to March 2013
May 18, 2012	Zero cost collar	$54,000	April to June 2013

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

The fair values of the Company’s outstanding forward and zero cost collar contracts recorded as assets and liabilities as of September 30, 2012 and December 31, 2011 are as follows:

Derivatives designated as hedging instruments:		September 30, 2012	December 31, 2011
Asset Derivatives:
Zero cost collars	Other current assets	$74	$—
Liability Derivatives:
Forward	Derivative liabilities	$1,818	$6,801
Zero cost collars	Derivative liabilities	$—	$2,956

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2012 and 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	3Q, 2012	3Q, 2011		3Q, 2012	3Q, 2011		3Q, 2012	3Q, 2011
Forward	$2,338	$(8,044)	Net sales	$(2,783)	$—	Other income (expenses) — Others	$619	$171
Zero cost collars	1,681	(8,245)	Net sales	—	1,536	Other income (expenses) — Others	76	(729)

Total	$4,019	$(16,289)		$(2,783)	$1,536		$695	$(558)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2012 and 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	9M, 2012	9M, 2011		9M, 2012	9M, 2011		9M, 2012	9M, 2011
Options	$—	$(85)	Net sales	$—	$(829)	Other income (expenses) — Others	$—	$(18)
Forward	1,953	(5,337)	Net sales	(2,783)	10,771	Other income (expenses) — Others	1,132	435
Zero cost collars	1,421	(4,791)	Net sales	(1,529)	1,536	Other income (expenses) — Others	349	(614)

Total	$3,374	$(10,213)		$(4,312)	$11,478		$1,481	$(197)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The estimated net loss as of September 30, 2012 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $1,714 thousand.

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

9. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$649	$649	$649	$—	$—
Other current assets	74	74	—	74	—
Liabilities:
Derivative liabilities	1,818	1,818	—	1,818	—

As of September 30, 2012, the total carrying value and estimated fair value of the senior notes which are not measured at fair value on a recurring basis were $201,586 thousand and $230,171 thousand, respectively. The estimated fair value is based on Level 2 inputs.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

10. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2012, 98.4% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2012		September 30, 2011
Beginning balance	$97,967	$91,882	$98,647	$88,973
Provisions	5,803	16,779	4,741	13,137
Severance payments	(753)	(5,569)	(2,804)	(6,549)
Translation adjustments	3,148	3,073	(8,370)	(3,347)

	106,165	106,165	92,214	92,214
Less: Cumulative contributions to the National Pension Fund	(383)	(383)	(414)	(414)
Group Severance insurance plan	(731)	(731)	(694)	(694)

Accrued severance benefits, net	$105,051	$105,051	$91,106	$91,106

The severance benefits are funded approximately 1.05% and 1.20% as of September 30, 2012 and 2011, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2012	$59
2013	—
2014	339
2015	350
2016	1,264
2017	1,689
2018 – 2022	17,507

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

MagnaChip Semiconductor Ltd. (Korea) is the principal operating entity within the consolidated Company. For the three and nine months ended September 30, 2012 and 2011, no income tax expense for MagnaChip Semiconductor, Ltd. (Korea) was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. The Company assesses whether it is more likely than not that the deferred tax assets existing at the period-end will be realized in future periods. In such assessment, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.

Income tax expense recorded for the three month period ended September 30, 2012 and 2011 was $3,901 and $1,793, respectively, and for the nine month period ended September 30, 2012 and 2011 was $9,290 and $6,138, respectively.

13. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Three Months Ended
	September 30, 2012	September 30, 2011
Net Sales
Display Solutions	$69,415	$91,767
Semiconductor Manufacturing Services	117,978	81,571
Power Solutions	33,849	26,358
All other	630	709

Total segment net sales	$221,872	$200,405

	Nine Months Ended
	September 30, 2012	September 30, 2011
Net Sales
Display Solutions	$229,424	$248,950
Semiconductor Manufacturing Services	277,158	270,295
Power Solutions	92,801	70,509
All other	2,125	2,251

Total segment net sales	$601,508	$592,005

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	September 30, 2012	September 30, 2011
Korea	$92,914	$106,698
Asia Pacific	68,296	52,922
Japan	8,250	17,123
North America	39,993	19,367
Europe	11,546	3,353
Africa	873	942

Total	$221,872	$200,405

	Nine Months Ended
	September 30, 2012	September 30, 2011
Korea	$285,250	$293,509
Asia Pacific	187,012	169,802
Japan	21,984	48,913
North America	79,581	66,004
Europe	25,496	11,349
Africa	2,185	2,428

Total	$601,508	$592,005

Net sales from the Company’s top ten largest customers accounted for 60.4% and 61.7% for the three months ended September 30, 2012 and 2011, respectively, and 61.7% and 61.4% for the nine months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, we had two customers which represented 11.1% and 10.5% of the Company’s net sales, and for the nine months ended September 30, 2012, 12.1% and 10.5%, respectively.

For the three months and nine months ended September 30, 2011, we had one customer which represented 14.7% and 14.8% of the Company’s net sales, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of September 30, 2012.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

14. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share:

	Three Months Ended
	September 30, 2012	September 30, 2011
Net income (loss)	$48,412	$(56,010)
Weighted average common stock outstanding—
Basic	36,199,655	39,064,071
Diluted	37,324,787	39,064,071
Earnings (loss) per share—
Basic	$1.34	$(1.43)
Diluted	$1.30	$(1.43)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Net income (loss)	$68,015	$(1,912)
Weighted average common stock outstanding—
Basic	36,810,214	38,823,720
Diluted	37,692,608	38,823,720
Earnings (loss) per share—
Basic	$1.85	$(0.05)
Diluted	$1.80	$(0.05)

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Options	273,125	213,250
Warrants	1,875,028	1,875,018

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

Below are condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, condensed consolidating statements of comprehensive income for the three months and nine months ended September 30, 2012 and 2011 and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor Corporation, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

September 30, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$827	$12,253	$145,921	$6,657	$—	$165,658
Restricted cash	—	—	136	—	—	136
Accounts receivable, net	—	—	149,507	22,328	(23,298)	148,537
Inventories, net	—	—	75,020	—	—	75,020
Other receivables	399	36,276	7,790	364	(42,732)	2,097
Prepaid expenses	102	—	11,580	335	(2,897)	9,120
Other current assets	78,395	226,332	15,430	192,979	(493,866)	19,270

Total current assets	79,723	274,861	405,384	222,663	(562,793)	419,838

Property, plant and equipment, net	—	—	229,539	93	—	229,632
Intangible assets, net	—	—	16,524	160	—	16,684
Long-term prepaid expenses	—	—	13,639	—	(4,064)	9,575
Investment in subsidiaries	(526,931)	(608,299)	—	(424,624)	1,559,854	—
Long-term intercompany loan	697,125	787,364	—	638,690	(2,123,179)	—
Other non-current assets	67	5,949	8,429	2,665	(66)	17,044

Total assets	$249,984	$459,875	$673,515	$439,647	$(1,130,248)	$692,773

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$119,220	$1,143	$(22,977)	$97,386
Other accounts payable	38,386	36	19,349	4,331	(43,053)	19,049
Accrued expenses	174	87,682	219,323	227,170	(493,866)	40,483
Derivative liabilities	—	—	1,818	—	—	1,818
Other current liabilities	4,040	—	3,243	4,072	(2,895)	8,460

Total current liabilities	42,600	87,718	362,953	236,716	(562,791)	167,196

Long-term borrowings, net	—	898,711	621,000	805,054	(2,123,179)	201,586
Accrued severance benefits, net	—	—	104,867	184	—	105,051
Other non-current liabilities	—	—	9,261	6,426	(4,131)	11,556

Total liabilities	42,600	986,429	1,098,081	1,048,380	(2,690,101)	485,389

Commitments and contingencies
Stockholders’ equity
Common stock	395	136,229	39,005	51,976	(227,210)	395
Additional paid-in capital	100,834	(731,689)	(535,358)	(729,663)	1,996,710	100,834
Retained earnings	161,965	89,985	96,017	90,215	(276,217)	161,965
Treasury stock	(34,730)	—	—	—	—	(34,730)
Accumulated other comprehensive loss	(21,080)	(21,079)	(24,230)	(21,261)	66,570	(21,080)

Total stockholders’ equity	207,384	(526,554)	(424,566)	(608,733)	1,559,853	207,384

Total liabilities and stockholders’ equity	$249,984	$459,875	$673,515	$439,647	$(1,130,248)	$692,773

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended September 30, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$221,971	$5,166	$(5,265)	$221,872
Cost of sales	—	—	145,431	449	(448)	145,432

Gross profit	—	—	76,540	4,717	(4,817)	76,440

Selling, general and administrative expenses	489	65	21,569	3,031	(3,766)	21,388
Research and development expenses	—	—	20,052	469	(1,051)	19,470

Operating income (loss)	(489)	(65)	34,919	1,217	—	35,582

Other income (expense)	8,100	7,892	12,301	(11,562)	—	16,731

Income (loss) before income taxes, equity in earnings of related equity investment	7,611	7,827	47,220	(10,345)	—	52,313

Income tax expenses	1,918	—	11	1,972	—	3,901

Income (loss) before equity in earnings of related investment	5,693	7,827	47,209	(12,317)	—	48,412

Equity in earnings of related investment	42,719	34,817	—	47,209	(124,745)	—

Net income	$48,412	$42,644	$47,209	$34,892	$(124,745)	$48,412

Comprehensive income	$42,031	$36,264	$40,257	$28,507	$(105,028)	$42,031

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the nine months ended September 30, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$601,742	$14,781	$(15,015)	$601,508
Cost of sales	—	—	412,292	1,050	(1,047)	412,295

Gross profit	—	—	189,450	13,731	(13,968)	189,213

Selling, general and administrative expenses	2,586	118	58,681	9,171	(10,866)	59,690
Research and development expenses	—	—	61,164	1,001	(3,102)	59,063

Operating income (loss)	(2,586)	(118)	69,605	3,559	—	70,460

Other income (expense)	19,315	1,891	(8,061)	(6,300)	—	6,845

Income (loss) before income taxes, equity in earnings of related equity investment	16,729	1,773	61,544	(2,741)	—	77,305

Income tax expenses (benefits)	3,531	(170)	288	5,641	—	9,290

Income (loss) before equity in earnings of related investment	13,198	1,943	61,256	(8,382)	—	68,015

Equity in earnings of related investment	54,817	52,661	—	61,255	(168,733)	—

Net income	$68,015	$54,604	$61,256	$52,873	$(168,733)	$68,015

Comprehensive income	$61,745	$48,335	$55,682	$46,459	$(150,476)	$61,745

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended September 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$200,405	$6,692	$(6,692)	$200,405
Cost of sales	—	—	140,291	780	(787)	140,284

Gross profit	—	—	60,114	5,912	(5,905)	60,121

Selling, general and administrative expenses	354	24	17,946	3,144	(3,587)	17,881
Research and development expenses	—	—	19,846	1,470	(2,313)	19,003
Restructuring and impairment charges	—	—	1,610	11	—	1,621

Operating income (loss)	(354)	(24)	20,712	1,287	(5)	21,616

Other income (expense)	—	(3,774)	(82,121)	10,062	—	(75,833)

Income (loss) before income taxes, equity in loss of related equity investment	(354)	(3,798)	(61,409)	11,349	(5)	(54,217)

Income tax expenses (benefits)	(1,456)	—	(661)	3,910	—	1,793

Income (loss) before equity in loss of related investment	1,102	(3,798)	(60,748)	7,439	(5)	(56,010)

Equity in loss of related investment	(57,112)	(53,031)	—	(60,753)	170,896	—

Net loss	$(56,010)	$(56,829)	$(60,748)	$(53,314)	$170,891	$(56,010)

Comprehensive income	$(30,190)	$(31,009)	$(35,889)	$(27,495)	$94,393	$(30,190)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the nine months ended September 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$591,967	$19,439	$(19,401)	$592,005
Cost of sales	—	—	409,250	1,392	(1,414)	409,228

Gross profit	—	—	182,717	18,047	(17,987)	182,777

Selling, general and administrative expenses	1,650	610	49,740	9,731	(10,991)	50,740
Research and development expenses	—	—	60,538	4,561	(6,984)	58,115
Restructuring and impairment charges	—	—	2,409	1,687	—	4,096
IPO incentive	—	—	11,355	791	—	12,146

Operating income (loss)	(1,650)	(610)	58,675	1,277	(12)	57,680

Other income (expense)	1	28,262	(71,531)	(10,186)	—	(53,454)

Income (loss) before income taxes, equity in loss of related equity investment	(1,649)	27,652	(12,856)	(8,909)	(12)	4,226

Income tax expenses (benefits)	(1,474)	—	532	7,080	—	6,138

Income (loss) before equity in loss of related investment	(175)	27,652	(13,388)	(15,989)	(12)	(1,912)

Equity in loss of related investment	(1,737)	(29,153)	—	(13,400)	44,290	—

Net loss	$(1,912)	$(1,501)	$(13,388)	$(29,389)	$44,278	$(1,912)

Comprehensive income	$(5,639)	$(5,228)	$(17,926)	$(33,136)	$56,290	$(5,639)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$68,015	$54,604	$61,256	$52,873	$(168,733)	$68,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	23,704	136	—	23,840
Provision for severance benefits	—	—	16,740	39	—	16,779
Amortization of debt issuance costs and original issue discount	—	753	—	—	—	753
Loss (gain) on foreign currency translation, net	(158)	724	(25,380)	(490)	—	(25,304)
Loss (gain) on disposal of property, plant and equipment, net	—	—	(191)	17	—	(174)
Loss on disposal of intangible assets, net	—	—	26	—	—	26
Stock-based compensation	(95)	—	1,536	9	—	1,450
Equity in earnings of related investment	(54,817)	(52,661)	—	(61,255)	168,733	—
Other	—	2	(340)	6	—	(332)
Changes in operating assets and liabilities
Accounts receivable, net	—	—	(18,614)	(205)	651	(18,168)
Inventories, net	—	—	(8,526)	—	—	(8,526)
Other receivables	1	(24,483)	(549)	31	23,213	(1,787)
Other current assets	(19,667)	(38,313)	(729)	(29,003)	87,050	(662)
Deferred tax assets	—	—	—	1,514	—	1,514
Accounts payable	—	—	17,594	301	(423)	17,472
Other accounts payable	24,727	35	(52)	(1,875)	(23,535)	(700)
Accrued expenses	(325)	24,490	37,814	38,739	(86,957)	13,761
Other current liabilities	4,041	—	1,390	4,019	—	9,450
Payment of severance benefits	—	—	(5,569)	—	—	(5,569)
Other	(71)	—	3,587	(6,073)	318	(2,239)

Net cash provided by (used in) operating activities	21,651	(34,849)	103,697	(1,217)	317	89,599

Cash flows from investing activities
Decrease in restricted cash	—	—	6,774	—	—	6,774
Proceeds from disposal of plant, property and equipment	—	—	937	—	—	937
Purchases of plant, property and equipment	—	—	(56,694)	(51)	—	(56,745)
Payment for intellectual property registration	—	—	(752)	—	—	(752)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Payment for purchase of Dawin, net of cash acquired	—	—	(8,642)	—	—	(8,642)
Decrease in short-term financial instruments	—	—	173	—	—	173
Collection of guarantee deposits	—	—	42	30	—	72
Payment of guarantee deposits	—	—	(309)	(2)	—	(311)
Other	—	21,983	(41)	21,373	(43,365)	(50)

Net cash provided by (used in) investing activities	—	21,983	(58,512)	21,350	(43,365)	(58,544)

Cash flow from financing activities
Proceeds from issuance of common stock	436	—	—	—	—	436
Repayment of long-term intercompany borrowings	—	—	(21,746)	(21,983)	43,729	—
Repayment of obligations under capital lease	—	—	(2,968)	—	—	(2,968)
Acquisition of treasury stock	(22,937)	—	—	—	—	(22,937)

Net cash used in financing activities	(22,501)	—	(24,714)	(21,983)	43,729	(25,469)

Effect of exchange rates on cash and cash equivalents	—	—	(1,668)	310	(681)	(2,039)

Net increase (decrease) in cash and cash equivalents	(850)	(12,866)	18,803	(1,540)	—	3,547

Cash and cash equivalents
Beginning of the period	1,677	25,119	127,118	8,197	—	162,111

End of the period	$827	$12,253	$145,921	$6,657	$—	$165,658

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net loss	$(1,912)	$(1,501)	$(13,388)	$(29,389)	$44,278	$(1,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	42,161	207	—	42,368
Provision for severance benefits	—	—	12,959	178	—	13,137
Amortization of debt issuance costs	—	728	—	—	—	728
Loss (gain) on foreign currency translation, net	—	(3,696)	31,387	5,529	—	33,220
Gain on disposal of property, plant and equipment	—	—	(15)	—	—	(15)
Loss on disposal of intangible assets, net	—	—	17	—	—	17
Restructuring and impairment charges	—	—	2,410	1,687	(1)	4,096
Stock-based compensation	178	—	1,442	470	(292)	1,798
Equity in loss of related investment	1,737	29,153	—	13,400	(44,290)	—
Other	(1,474)	5,461	1,133	1,845	(854)	6,111
Changes in operating assets and liabilities
Accounts receivable, net	—	—	35,467	35,630	(75,497)	(4,400)
Inventories, net	—	—	(4,413)	—	13	(4,400)
Other receivables	706	718	11,349	2,563	(14,500)	836
Other current assets	194	(48,027)	(1,977)	(41,859)	88,473	(3,196)
Deferred tax assets	—	—	—	1,051	432	1,483
Accounts payable	—	—	(19,617)	(40,821)	75,510	15,072
Other accounts payable	(7,041)	(8,555)	4,966	3,287	14,500	7,157
Accrued expenses	106	3,987	18,065	48,050	(88,486)	(18,278)
Other current liabilities	—	—	(252)	(957)	—	(1,209)
Payment of severance benefits	—	—	(6,510)	(39)	—	(6,549)
Other	—	—	2,681	(2,988)	448	141

Net cash provided by (used in) operating activities	(7,506)	(21,732)	117,865	(2,156)	(266)	86,205

Cash flows from investing activities
Increase in restricted cash	—	—	(9,711)			(9,711)
Decrease in short-term loans	—	51,132	19	38,452	(89,828)	(225)
Proceeds from disposal of plant, property and equipment	—	—	29	—	—	29
Purchases of plant, property and equipment	—	—	(42,911)	(34)	—	(42,945)
Payment for intellectual property registration	—	—	(521)	—	—	(521)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Collection of guarantee deposits	—	—	979	5	—	984
Payment of guarantee deposits	—	—	(2,479)	(10)	—	(2,489)
Other	—	—	(400)	—	—	(400)

Net cash provided by (used in) investing activities	—	51,132	(54,995)	38,413	(89,828)	(55,278)

Cash flow from financing activities
Proceeds from issuance of common stock	8,835	—	—	—	—	8,835
Repayment of long-term borrowings	—	(50,307)	(53,331)	(38,466)	91,797	(50,307)
Repayment of obligations under capital lease	—	—	(4,607)	(224)	—	(4,831)

Net cash provided by (used in) financing activities	8,835	(50,307)	(57,938)	(38,690)	91,797	(46,303)

Effect of exchange rates on cash and cash equivalents	—	—	4,042	333	(1,703)	2,672

Net increase (decrease) in cash and cash equivalents	1,329	(20,907)	8,974	(2,100)	—	(12,704)

Cash and cash equivalents
Beginning of the period	79	46,595	112,370	13,128	—	172,172

End of the period	$1,408	$25,688	$121,344	$11,028	$—	$159,468

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,160 registered novel patents and 180 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Recent Changes to Our Business

In March 2011, we completed an initial public offering, which we refer to as the “MagnaChip Corporation IPO,” of 9,500,000 shares of common stock, and we listed our shares on the New York Stock Exchange. All shares were sold in the form of depositary shares and each depositary share represented an ownership interest in one share of common stock. Of the 9,500,000 shares, 950,000 shares were newly issued by us and 8,550,000 shares were sold by selling stockholders. All outstanding depositary shares were automatically cancelled on April 24, 2011 and the underlying shares of common stock were issued to the holders of such cancelled depositary shares. We received $12.4 million of proceeds from the issuance of the new shares of common stock after deducting underwriters’ discounts and commissions, and we did not receive any proceeds from the sale of shares of common stock offered by the selling stockholders. We incurred $10.8 million of MagnaChip Corporation IPO expenses that were recorded as decrease of additional paid-in capital in our consolidated balance sheets.

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

On September 19, 2011, two our wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $11.3 million out of $215.0 million aggregate principal amount of our senior notes then outstanding at a price of 107.5%. In connection with the September 2011 repurchase of the senior notes, we recognized $1.4 million of loss on early extinguishment of senior notes, which consisted of $0.9 million from repurchase premium, $0.1 million from write-off of discounts, $0.4 million from write-off of debt issuance costs.

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. The stock repurchase program began on October 27, 2011 and will end on October 27, 2012 unless earlier terminated by our board. On August 7, 2012, we announced that our board of directors extended our existing stock repurchase program through October 27, 2013, and increased the total amount of common stock we may repurchase by an additional $25 million, subject to applicable legal and contractual restrictions, for a maximum aggregate repurchase amount under the program of up to $60 million. The stock repurchase program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. As of September 30, 2012, we had purchased 3,558,426 shares of our common stock in the open market at an aggregate cost of $34.7 million.

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

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 38.1% and 42.1% of our net sales for the nine months ended September 30, 2012 and 2011, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 15.4% and 11.9% of our net sales for the nine months ended September 30, 2012 and 2011, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 304 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 46.1% and 45.7% of our net sales for the nine months ended September 30, 2012 and 2011, respectively.

Factors Affecting Our Results of Operations

Net Sales. We derive a majority of our sales (net of sales returns and allowances) from three reportable segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Hong Kong, Japan, Korea, Taiwan, China and the United States. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of rental income and the disposal of waste materials.

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2012 and 2011, we sold products to over 269 and 214 customers, respectively, and our net sales to our ten largest customers represented 62% and 61% of our net sales. We have a combined production capacity of over 136,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2012, approximately 98.4% of our employees were eligible for severance benefits.

Depreciation Expense. We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. We depreciated our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to 5 to 12 years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying values of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.

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

Interest Expense, Net. Our interest expense was incurred primarily under $203.7 million in aggregate principal amount outstanding as of September 30, 2012, of our 10.500% senior notes due 2018.

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

Results of Operations – Comparison of Three Months Ended September 30, 2012 and 2011

The following table sets forth consolidated results of operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$221.9	100.0%	$200.4	100.0%	$21.5
Cost of sales	145.5	65.5	140.3	70.0	5.2

Gross profit	76.4	34.5	60.1	30.0	16.3

Selling, general and administrative expenses	21.4	9.6	17.9	8.9	3.5
Research and development expenses	19.4	8.8	19.0	9.5	0.4
Restructuring and impairment charges	—	—	1.6	0.8	(1.6)

Operating income	35.6	16.1	21.6	10.8	14.0

Interest expense, net	(5.7)	(2.6)	(5.9)	(2.9)	0.1
Foreign currency gain (loss), net	21.8	9.8	(68.1)	(34.0)	89.8
Loss on early extinguishment of senior notes	—	—	(1.4)	(0.7)	1.4
Others	0.6	0.3	(0.5)	(0.2)	1.2

	16.7	7.5	(75.8)	(37.8)	92.5

Income (loss) before income taxes	52.3	23.6	(54.2)	(27.0)	106.5
Income tax expenses	3.9	1.8	1.8	0.9	2.1

Net income (loss)	$48.4	21.8%	$(56.0)	(27.9)%	$104.4

Net Sales

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$69.4	31.3%	$91.8	45.8%	$(22.4)
Power Solutions	33.8	15.3	26.4	13.2	7.5
Semiconductor Manufacturing Services	118.0	53.2	81.6	40.7	36.4
All other	0.7	0.2	0.7	0.4	—

	$221.9	100.0%	$200.4	100.0%	$21.5

Net sales were $221.9 million for the three months ended September 30, 2012, a $21.5 million, or 10.7%, increase, compared to $200.4 million for the three months ended September 30, 2011. This increase was primarily due to higher net sales driven by our Semiconductor Manufacturing Services segment and our Power Solutions segment, which were offset in part by a decrease in net sales from our Display Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $69.4 million for the three months ended September 30, 2012, a $22.4 million, or 24.4%, decrease from $91.8 million for the three months ended September 30, 2011. The decrease was primarily due to a decrease in sales volume related to lower demand for certain consumer electronics products such as digital televisions and PCs and a decrease in average selling prices.

Power Solutions. Net sales from our Power Solutions segment were $33.8 million for the three months ended September 30, 2012, a $7.5 million, or 28.4%, increase from $26.4 million for the three months ended September 30, 2011. The increase was primarily due to an increase in sales volume and an increase in average selling prices driven by an improved product mix and higher demand for power management products from existing and new customers as we expanded this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $118.0 million for the three months ended September 30, 2012, a $36.4 million, or 44.6%, increase compared to $81.6 million for the three months ended September 30, 2011. This increase was primarily due to an increase in sales volume of eight-inch equivalent wafers driven by higher market demand and an increase in average selling prices.

All Other. Net sales from All other were $0.7 million for the three months ended September 30, 2012 and 2011.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$92.9	41.9%	$106.7	53.2%	$(13.8)
Asia Pacific	68.3	30.8	52.9	26.4	15.4
Japan	8.2	3.7	17.1	8.5	(8.9)
North America	40.0	18.0	19.4	9.7	20.6
Europe	11.6	5.2	3.4	1.7	8.2
Africa	0.9	0.4	0.9	0.5	—

	$221.9	100.0%	$200.4	100.0%	$21.5

Net sales in Asia Pacific for the three months ended September 30, 2012 increased from $52.9 million to $68.3 million compared to the three months ended September 30, 2011, or by $15.4 million, or 29.1%, primarily due to increased demand in the market for Power Solutions and Semiconductor Manufacturing Services products. Net sales in North America for the three months ended September 30, 2012 increased from $19.4 million to $40.0 million compared to the three months ended September 30, 2011, or by $20.6 million, or 106.5%, primarily due to increased demand for Semiconductor Manufacturing Services products.

Gross Profit

Total gross profit was $76.4 million for the three months ended September 30, 2012 compared to $60.1 million for the three months ended September 30, 2011, a $16.3 million, or 27.1%, increase. Gross profit as a percentage of net sales for the three months ended September 30, 2012 increased to 34.5% compared to 30.0% for the three months ended September 30, 2011. This increase in gross profit was primarily attributable to an increase in product sales volume in our Semiconductor Manufacturing Services segment and an increase in average selling prices in our Power Solutions segment, which were partially offset by a decrease in product sales volume and a decrease in average selling prices in our Display Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $21.4 million, or 9.6% of net sales, for the three months ended September 30, 2012, compared to $17.9 million, or 8.9% of net sales, for the three months ended September 30, 2011. The increase of $3.5 million, or 19.6%, was primarily attributable to an increase in salaries and related expenses resulting from an annual salary increase and an increase in tax and dues related to value added tax return revisions.

Research and Development Expenses. Research and development expenses were $19.4 million, or 8.8% of net sales, for the three months ended September 30, 2012, compared to $19.0 million, or 9.5% of net sales, for the three months ended September 30, 2011.

Restructuring and Impairment Charges. Restructuring and impairment charges for the three months ended September 30, 2012 were nil compared to $1.6 million for the three months ended September 30, 2011. Restructuring and impairment charges of $1.6 million recorded for the three months ended September 30, 2011 primarily consisted of impairment charges from nine abandoned in-process research and development projects.

Operating Income

As a result of the foregoing, operating income increased by $14.0 million, or 64.6%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As discussed above, the increase in operating income resulted from a $16.3 million increase in gross profit and a $1.6 million decrease in restructuring and impairment charges, which were partially offset by a $3.5 million increase in selling, general and administrative expenses and a $0.4 million increase in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $5.7 million for the three months ended September 30, 2012, a decrease of $0.1 million compared to $5.9 million for the three months ended September 30, 2011. Interest expense for the three months ended September 30, 2012 and 2011 was mainly incurred under our senior notes issued on April 9, 2010. This decrease was attributable to the repurchase of $11.3 million out of an aggregate of $215.0 million of our senior notes on September 19, 2011.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended September 30, 2012 was $21.8 million compared to a net foreign currency loss of $68.1 million for the three months ended September 30, 2011. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,118.6:1 and 1,179.5:1 using the first base rate as of September 30, 2012 and 2011, respectively, as quoted by the Korea Exchange Bank.

Loss on Early Extinguishment of Senior Notes. On September 19, 2011, we repurchased $11.3 million out of $215.0 million aggregate principal amount of our senior notes. We recognized $1.4 million of loss on early extinguishment of senior notes, which consisted of $0.8 million from repurchase premium, $0.1 million from write-off of discounts and $0.4 million from write-off of debt issuance costs.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the three months ended September 30, 2012 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2012 were $3.9 million compared to $1.8 million for the three months ended September 30, 2011. The majority of income tax expenses for the three months ended September 30, 2012 was comprised of $2.3 million of current income tax expenses, net incurred in various jurisdictions, $1.1 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, and a $0.5 million income tax effect from the change of deferred tax assets.

Net Income

As a result of the foregoing, net income increased by $104.4 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As discussed above, the increase primarily resulted from an $89.8 million increase in foreign currency gain, a $14.0 million increase in operating income and a $1.4 million loss on early extinguishment of senior notes in 2011, partially offset by a $2.1 million increase in income tax expenses.

Results of Operations – Comparison of Nine Months Ended September 30, 2012 and 2011

The following table sets forth consolidated results of operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$601.5	100.0%	$592.0	100.0%	$9.5
Cost of sales	412.3	68.5	409.2	69.1	3.1

Gross profit	189.2	31.5	182.8	30.9	6.4

Selling, general and administrative expenses	59.7	9.9	50.7	8.6	8.9
Research and development expenses	59.0	9.8	58.1	9.8	0.9
Restructuring and impairment charges	—	—	4.1	0.7	(4.1)
Special expense for IPO incentive	—	—	12.1	2.1	(12.1)

Operating income	70.5	11.8	57.7	9.7	12.8

Interest expense, net	(16.9)	(2.8)	(19.3)	(3.3)	2.4
Foreign currency gain (loss), net	22.2	3.7	(28.5)	(4.8)	50.7
Loss on early extinguishment of senior notes	—	—	(5.5)	(0.9)	5.5
Others	1.5	0.2	(0.2)	(0.0)	1.7

	6.8	1.1	(53.5)	(9.0)	60.3

Income before income taxes	77.3	12.9	4.2	0.7	73.1
Income tax expenses	9.3	1.5	6.1	1.0	3.2

Net income (loss)	$68.0	11.4%	$(1.9)	(0.3)%	$69.9

Net Sales

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$229.4	38.1%	$248.9	42.1%	$(19.5)
Power Solutions	92.8	15.4	70.5	11.9	22.3
Semiconductor Manufacturing Services	277.2	46.1	270.3	45.7	6.9
All other	2.1	0.4	2.3	0.4	(0.2)

	$601.5	100.0%	$592.0	100.0%	$9.5

Net sales were $601.5 million for the nine months ended September 30, 2012, a $9.5 million, or 1.6%, increase, compared to $592.0 million for the nine months ended September 30, 2011. This increase was primarily due to higher net sales driven by our Semiconductor Manufacturing Services segment and our Power Solutions segment, which were offset in part by a decrease in net sales from our Display Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $229.4 million for the nine months ended September 30, 2012, a $19.5 million, or 7.8%, decrease from $248.9 million for the nine months ended September 30, 2011. The decrease was primarily due to a decrease in sales volume related to lower demand for certain consumer electronics products such as digital televisions and PCs and a decrease in average selling prices.

Power Solutions. Net sales from our Power Solutions segment were $92.8 million for the nine months ended September 30, 2012, a $22.3 million, or 31.6%, increase from $70.5 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in sales volume and an increase in average selling prices driven by an improved product mix and higher demand for MOSFET and power management products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $277.2 million for the nine months ended September 30, 2012, a $6.9 million, or 2.5%, increase compared to net sales of $270.3 million for the nine months ended September 30, 2011. This increase was primarily due to an increase in sales volume of eight-inch wafers driven by higher market demand and an increase in average selling prices.

All Other. Net sales from All other were $2.1 million for the nine months ended September 30, 2012, a $0.2 million, or 5.6%, decrease compared to $2.3 million for the nine months ended September 30, 2011. This decrease was primarily due to a decrease in the disposal of waste materials.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$285.2	47.4%	$293.5	49.6%	$(8.3)
Asia Pacific	187.0	31.1	169.8	28.7	17.2
Japan	22.0	3.7	48.9	8.3	(26.9)
North America	79.6	13.2	66.0	11.1	13.6
Europe	25.5	4.2	11.3	1.9	14.1
Africa	2.2	0.4	2.4	0.4	(0.2)

	$601.5	100.0%	$592.0	100.0%	$9.5

Net sales in Asia Pacific for the nine months ended September 30, 2012 increased from $169.8 million to $187.0 million compared to the nine months ended September 30, 2011, or by $17.2 million, or 10.1%, primarily due to increased demand for Semiconductor Manufacturing Services products. Net sales in Japan for the nine months ended September 30, 2012 decreased from $48.9 million to $22.0 million compared to the nine months ended September 30, 2011, or by $26.9 million, or 55.1%, primarily due to decreased demand in the market for Display Solutions products.

Gross Profit

Total gross profit was $189.2 million for the nine months ended September 30, 2012 compared to $182.8 million for the nine months ended September 30, 2011, a $6.4 million, or 3.5%, increase. Gross profit as a percentage of net sales for the nine months ended September 30, 2012 was 31.5% compared to 30.9% for the nine months ended September 30, 2011. This increase in gross profit was primarily attributable to an increase in average selling prices in our Semiconductor Manufacturing Services segment and in our Power Solutions segment, which were partially offset by a decrease in product sales volume and a decrease in average selling prices in our Display Solutions segment

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $59.7 million, or 9.9% of net sales, for the nine months ended September 30, 2012, compared to $50.7 million, or 8.6% of net sales, for the nine months ended September 30, 2011. The increase of $8.9 million, or 17.6%, was primarily attributable to an increase in salaries and related expenses resulting from an annual salary increase, an increase in outside service fees related to secondary offering expenses and an increase in tax and dues related to value added tax return revisions.

Research and Development Expenses. Research and development expenses were $59.0 million, or 9.8% of net sales, for the nine months ended September 30, 2012, compared to $58.1 million, or 9.8% of net sales, for the nine months ended September 30, 2011.

Restructuring and Impairment Charges. Restructuring and impairment charges for the nine months ended September 30, 2012 were nil compared to $4.1 million for the nine months ended September 30, 2011. Restructuring charges of $1.6 million recorded for the nine months ended September 30, 2011 were related to the closure of our research and development center in Japan and our sales subsidiary in the U.K. Impairment charges of $2.5 million for the nine months ended September 30, 2011 consisted of $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, and $0.4 million from one abandoned system project.

Special expense for the MagnaChip Corporation IPO Incentive. We paid the special incentives to all employees, excluding management, which were contingent upon the consummation of MagnaChip Corporation IPO in March 2011.

Operating Income

As a result of the foregoing, operating income increased by $12.8 million, or 22.2%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As discussed above, the increase in operating income primarily resulted from a $6.4 million increase in gross profit, the payment of $12.1 million incentive incurred in March 2011 in connection with the MagnaChip Corporation IPO and a $4.1 million decrease in restructuring and impairment charges, which were partially offset by a $8.9 million increase in selling, general and administrative expenses and a $0.9 million increase in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $16.9 million for the nine months ended September 30, 2012, a decrease of $2.4 million compared to $19.3 million for the nine months ended September 30, 2011. Interest expense for the nine months ended September 30, 2012 and 2011 was mainly incurred under our senior notes issued on April 9, 2010. This decrease was attributable to the repurchase of $35.0 million and $11.3 million out of an aggregate of $250.0 million of our senior notes on May 16, 2011 and on September 19, 2011, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the nine months ended September 30, 2012 was $22.2 million compared to a net foreign currency loss of $28.5 million for the nine months ended September 30, 2011. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowings at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany borrowings was included in determining our consolidated net income since the intercompany borrowings were not considered long-term investments in nature because management intended to repay these intercompany borrowings at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,118.6:1 and 1,179.5:1 using the first base rate as of September 30, 2012 and 2011, respectively, as quoted by the Korea Exchange Bank.

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

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the nine months ended September 30, 2012 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses.

Income tax expenses for the nine months ended September 30, 2012 were $9.3 million compared to $6.1 million for the nine months ended September 30, 2011. The majority of income tax expenses for the nine months ended September 30, 2012 was comprised of $4.3 million of current income tax expenses, net incurred in various jurisdictions, $3.2 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, and a $1.5 million income tax effect from the change of deferred tax assets.

Net Income

As a result of the foregoing, net income increased by $69.9 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As discussed above, the increase primarily resulted from a $50.7 million increase in foreign currency gain, a $12.8 million increase in operating income and a $5.5 million loss on early extinguishment of senior notes in 2011, partially offset by a $3.2 million increase in income tax expenses.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net income adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses, (iv) restructuring and impairment charges, (v) stock-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net, (viii) one-time incentive payments in connection with the MagnaChip Corporation IPO, (ix) loss on early extinguishment of senior notes, and (x) secondary offering expenses and others. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net income (loss)	$48.4	$68.0	$(56.0)	$(1.9)
Adjustments:
Depreciation and amortization	8.5	23.8	13.0	42.4
Interest expense, net	5.7	16.9	5.9	19.3
Income tax expenses	3.9	9.3	1.8	6.1
Restructuring and impairment charges(a)	—	—	1.6	4.1
Stock-based compensation expense(b)	0.5	1.5	0.6	1.8
Foreign currency loss (gain), net(c)	(21.8)	(22.2)	68.1	28.5
Derivative valuation loss (gain), net(d)	(0.6)	(1.5)	0.5	0.2
One-time IPO incentive(e)	—	—	—	12.1

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Loss on early extinguishment of senior notes(f)	—	—	1.4	5.5
Secondary offering expenses and others(g)	2.1	3.3	—	—

Adjusted EBITDA	$46.7	$99.1	$36.8	$118.1

(a)	This adjustment eliminates the impact of impairment charges of $1.6 million related to nine abandoned in-process research and development projects for the three months ended September 30, 2011. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany balances and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(f)	This adjustment eliminates the impact of loss on repurchase of $11.3 million and $46.3 million out of $250.0 million aggregate senior notes for the three months and the nine months ended September 30, 2011, respectively.
(g)	This adjustment eliminates expenses incurred for our secondary offering, which closed on May 7, 2012 and tax and dues related to value added tax return revisions.

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

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to cash flows from operating activities or net income, as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income adjusted to exclude (i) restructuring and impairment charges, (ii) stock-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) one-time incentive payments in connection with the MagnaChip Corporation IPO, (vii) loss on early extinguishment of senior notes, and (viii) secondary offering expenses and others.

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net income (loss)	$48.4	$68.0	$(56.0)	$(1.9)
Adjustments:
Restructuring and impairment charges(a)	—	—	1.6	4.1
Stock-based compensation expense(b)	0.5	1.5	0.6	1.8
Amortization of intangibles(c)	1.8	5.7	2.1	6.2
Foreign currency loss (gain), net(d)	(21.8)	(22.2)	68.1	28.5
Derivative valuation loss (gain), net(e)	(0.6)	(1.5)	0.5	0.2
One-time IPO incentive(f)	—	—	—	12.1
Loss on early extinguishment of senior notes(g)	—	—	1.4	5.5
Secondary offering expenses and others(h)	2.1	3.3	—	—

Adjusted Net Income	$30.4	$54.8	$18.2	$56.4

(a)	This adjustment eliminates the impact of impairment charges of $1.6 million related to nine abandoned in-process research and development projects for the three months ended September 30, 2011. We do not believe these restructuring and impairment charges are indicative of our core ongoing operating performance because we do not anticipate similar market driven events in our ongoing operations, although we cannot guarantee that similar events will not occur in the future.
(b)	This adjustment eliminates the impact of non-cash stock-based compensation expenses. Although we expect to incur non-cash stock-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the acquisition of our business from Hynix Semiconductor, Inc., or Hynix, in October 2004, which we refer to as the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.

(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(g)	This adjustment eliminates the impact of loss on repurchase of $11.3 million and $46.3 million out of $250.0 million aggregate senior notes for the three months and the nine months ended September 30, 2011, respectively.
(h)	This adjustment eliminates expenses incurred for our secondary offering, which closed on May 7, 2012 and tax and dues related to value added tax return revisions.

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

Our principal sources of liquidity are our cash and cash equivalents, our cash flows from operations and our financing activities. Although we currently anticipate that these sources of liquidity will continue to be sufficient to meet our cash needs for the next twelve months and foreseeable future, we may from time to time in the future require or choose to obtain additional financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including sales and marketing and research and development activities. As of September 30, 2012, our cash and cash equivalents balance was $165.7 million, a $3.5 million increase, compared to $162.1 million as of December 31, 2011. The increase resulted from $89.6 million of cash inflow provided by operating activities, which was offset by $58.5 million of cash outflow used in investing activities including $8.6 million related to the acquisition of Dawin Electronics and $25.5 million of cash outflow used in financing activities including our repurchase of $22.9 million of our common stock.

In addition, from time to time, depending on market conditions and other factors, we may, as part of ordinary cash management and treasury functions, repurchase and retire our additional outstanding senior notes, in open market, privately negotiated transactions or otherwise.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $89.6 million for the nine months ended September 30, 2012, compared to $86.2 million of cash provided by operating activities in the nine months ended September 30, 2011. The net operating cash inflow for the nine months ended September 30, 2012 reflects our net income of $68.0 million and non-cash adjustments of $17.0 million which mainly consisted of depreciation and amortization and accrued severance benefits, offset by foreign currency gain and a decrease in net operating assets of $4.6 million.

Our working capital balance as of September 30, 2012 was $252.5 million compared to $235.4 million as of December 31, 2011. The $17.1 million increase was primarily attributable to a $3.5 million increase in cash and cash equivalents, a $22.6 million increase in accounts receivable, a $12.2 million increase in inventories and a $7.9 million decrease in derivative liabilities, which were partially offset by a $19.5 million increase in accounts payable and an $8.8 million increase in accrued expense.

Cash Flows from Investing Activities

Cash outflow in investing activities totaled $58.5 million for the nine months ended September 30, 2012, compared to $55.3 million of cash outflow generated by investing activities in the nine months ended September 30, 2011. The increase was primarily due to $8.6 million related to the acquisition of Dawin Electronics and a $14.0 million increase in capital expenditures, which were partially offset by a $16.5 million change in restricted cash.

Cash Flows from Financing Activities

Cash outflow in financing activities totaled $25.5 million for the nine months ended September 30, 2012, compared to $46.3 million of cash outflow in financing activities in the nine months ended September 30, 2011. The financing cash outflow for the nine months ended September 30, 2012 mainly consists of our repurchase of $22.9 million of our outstanding common stock and a $3.0 million repayment of capital lease obligations.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the nine months ended September 30, 2012, capital expenditures were $57.5 million, a $14.0 million, or 32.3%, increase from $43.5 million in the nine months ended September 30, 2011. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2012:

	Payments Due by Period
	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
	(In millions)
Senior notes(1)	$332.0	$10.7	$21.4	$21.4	$21.4	$21.4	$235.7
Operating lease(2)	45.8	1.2	2.5	2.2	2.1	2.1	35.7
Others(3)	12.0	1.0	5.4	4.0	1.6	—	—

(1)	Interest payments as well as $203.7 million aggregate principal amount outstanding as of September 30, 2012 out of $250.0 million senior notes originally issued in April 2010, which bear interest at a rate of 10.500% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,118.6:1.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.8 million as of September 30, 2012. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under ASU 2012-02, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. ASU 2012-02 allows us the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless we determine, based on a qualitative assessment, that is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for impairment tests for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have a material impact on our consolidated financial statements.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2012 for our Korean subsidiary, MagnaChip Semiconductor, Ltd., a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $6.5 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at September 30, 2012 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.4 million in our U.S. dollar cash balance.

Interest Rate Exposures

As of September 30, 2012, $203.7 million aggregate principal amount of our senior notes remained outstanding. Our senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at September 30, 2012, we estimate that the fair value of this fixed rate note would decrease by $8.7 million and we would have additional interest expense costs over the market rate of $1.1 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at September 30, 2012, we estimate that the fair value of this fixed rate note would increase by $9.2 million and we would have a reduction in interest expense costs over the market rate of $1.3 million (on a 360-day basis).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2012 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the nine months ended September 30, 2012, and the years ended December 31, 2011, and December 31, 2010, our ten largest customers accounted for 62%, 63% and 63% of our net sales, respectively, and we had one customer, LG Display, representing 12%, 15% and 16% of our consolidated net sales for the nine months ended September 30, 2012, and the years ended December 31, 2011 and December 31, 2010, respectively. Substantially all of our sales to LG Display are in our Display Solutions segment and sales to LG Display represented 32%, 34% and 41% of net sales in our Display Solutions segment in the nine months ended September 30, 2012, and the years ended December 31, 2011, and December 31, 2010, respectively. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

As of October 31, 2012, 2,355 employees, or approximately 65% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skill and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, Malaysia and Thailand. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. We could be adversely affected by political disorders, labor disruptions, and natural disasters where our subcontractors are located. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems or decrease the capacity available to us, our operating results could be adversely affected.

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

In April 2010, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth became effective. Certain designated businesses, including our Korean subsidiary, were required to submit plans to reduce greenhouse emissions and energy consumption. Our Korean subsidiary first set emissions and consumption targets and negotiated an implementation plan in 2011 with Korean governmental authorities. Each year going forward, our Korean subsidiary is required to agree upon emissions and consumption targets with Korean governmental authorities and submit an independently-verified report of prior year compliance. If the targets agreed upon each year with Korean governmental authorities requires us to reduce our emissions or energy consumption, we could be subject to additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, that could adversely affect our financial position and results of operations.

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

As of September 30, 2012, our total indebtedness was $201.6 million. Our substantial debt could have important consequences, including:

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through September 30, 2012, we recognized aggregate restructuring and impairment charges of $6.1 million, which consisted of $4.5 million of impairment charges and $1.6 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Based upon the number of shares of common stock outstanding as of October 31, 2012, our executive officers, directors and Avenue collectively beneficially owned approximately 38.5% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 40.7% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of such date. In addition, affiliates of Avenue currently have three employees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets.

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

As of October 31, 2012, Avenue beneficially owned approximately 13,789,539 shares, or 37.8%, of our outstanding common stock. All of such shares are registered for resale under a currently effective shelf registration statement and therefore are eligible for sale from time to time by Avenue. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 through July 31, 2012	—	—	—	$6,271,866.18
August 1, 2012 through August 31, 2012	280,866	$13.53	280,866	$27,471,843.26
September 1, 2012 through September 30, 2012	162,767	$13.51	162,767	$25,269,676.17
Total:	443,633		443,633

(1)	On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock, par value $0.01 per share. The program began on October 27, 2011. On August 13, 2012, we announced that we extended the ending date of the program from October 27, 2012 to October 27, 2013, unless earlier terminated by our board, and we announced that we were increasing the authorized repurchase amount to an aggregate of up to $60.0 million of our outstanding common stock, subject to applicable legal and contractual restrictions. The program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. As of September 30, 2012, we had repurchased 3,558,426 shares of our common stock at an aggregate cost of $34.7 million.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

Dated: November 6, 2012	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman

Dated: November 6, 2012	By:	/s/ Margaret Sakai
Margaret Sakai
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.