Form 10-K
period 2012-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2013-02-22
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $214,627,198

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

As of January 31, 2013, the registrant had 35,710,354 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2013 annual meeting of stockholders (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2013 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

i

PART I

INDUSTRY AND MARKET DATA

In this Report, we rely on and refer to information regarding the semiconductor market from Gartner, Inc., or Gartner. Market data attributed to Gartner is from “Semiconductor Forecast Database, Worldwide, 4Q12 Update.” Although we believe that this information is reliable, we have not independently verified it. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents. In addition, in many cases, we have made statements in this Report regarding our industry and our position in the industry based on our experience in the industry and our own investigation of market conditions.

Statements made in this Annual Report on Form 10-K (the “Report”), unless the context otherwise requires, include the use of the terms “we,” “us,” “our” and “MagnaChip” refer to MagnaChip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made certain “forward-looking” statements in this Report within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), that involve risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this Report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

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

“MagnaChip” is a registered trademark of us and our subsidiaries and “MagnaChip Everywhere” is our registered trademark and service mark. All other product, service and company names mentioned in this Report are the service marks or trademarks of their respective owners.

Item 1. Business

General

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,170 registered novel patents and 140 pending novel patent applications, and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and mobile multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology platform and develop products and services that are in high demand by our customers and end consumers. We sold over 2,200 distinct products in each of the years ended December 31, 2012 and December 31, 2011, with a substantial portion of our revenues derived from a concentrated number of customers. Our largest Semiconductor Manufacturing Services customers include some of the fastest growing and leading semiconductor companies that design analog and mixed-signal products for the consumer, computing and wireless end markets.

Our business is largely driven by innovation in the consumer electronics markets and the growing adoption by consumers worldwide of electronic devices for use in their daily lives. The consumer electronics market is large and growing rapidly, largely due to consumers increasingly accessing a wide variety of available rich media content, such as high definition audio and video, mobile television and games on advanced consumer electronic devices. According to Gartner, production of liquid crystal display, or LCD televisions, smartphones, ultrabooks, and tablet PCs is expected to grow from 2012 to 2015 by a compound annual growth rate of 3%, 26%, 52%, and 31%, respectively. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby reducing heat dissipation and extending battery life. According to Gartner, the worldwide semiconductor market in 2011 was $307 billion.

For the year ended December 31, 2012, we generated net sales of $819.6 million, net income of $193.3 million, Adjusted EBITDA of $143.5 million and Adjusted Net Income of $83.5 million. For the year ended December 31, 2011, we generated net sales of $772.8 million, net income of $21.8 million, Adjusted EBITDA of $142.5 million and Adjusted Net Income of $66.4 million. For the year ended December 31, 2010, we generated net sales of $770.4 million, net income of $74.1 million, Adjusted EBITDA of $157.9 million and Adjusted Net Income of $89.2 million. See “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA and Adjusted Net Income and a reconciliation to net income prepared in accordance with generally accepted accounting principles, or GAAP.

Our History

Our business was named MagnaChip Semiconductor when it was acquired from Hynix Semiconductor, Inc., or SK Hynix, in October 2004. We refer to this acquisition as the Original Acquisition.

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

Avenue Capital Management II, L.P. is a global investment management firm, and it and its affiliated funds specialize in investing in high yield debt, debt of insolvent or financially distressed companies and equity of companies undergoing financial or operational turnarounds or reorganizations. In this Report, we refer to funds affiliated with Avenue Capital Management II, L.P. collectively as “Avenue.” Avenue was a holder of a significant portion of our indebtedness which was outstanding prior to our 2009 reorganization proceedings under Chapter 11 of the United States Bankruptcy Code, which we refer to as our reorganization proceedings. In connection with our emergence from our reorganization proceedings, Avenue became our majority unitholder as a result of its participation in our rights offering in our reorganization proceedings.

As of December 31, 2012, Avenue beneficially owned 13,789,539 shares, or approximately 38.1%, of our outstanding common stock, including 555,961 shares of common stock issuable upon exercise of outstanding warrants that are exercisable within sixty days of December 31, 2012. On February 8, 2013, Avenue completed the sale of 5,750,000 shares of common stock in an underwritten public offering, and as of such date, after giving effect to the offering, beneficially owned approximately 22.2% of our outstanding common stock. Until May 7, 2012, we were considered a “controlled company” for purposes of the NYSE listing requirements. As such, we were exempt from the NYSE corporate governance requirements that our board of directors meet the standards of independence established by those corporate governance requirements and exempt from the requirements that we have separate Compensation and Nominating and Corporate Governance Committees made up entirely of directors who meet such independence standards. We are no longer a “controlled company” within the meaning of the NYSE rules and will no longer be entitled to the benefits described above after May 2013.

Our Products and Services

Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD, light emitting diode, or LED, 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes, or AMOLEDs, and low temperature polysilicons, or LTPS, as well as high-volume display technologies such as thin film transistors, or TFTs. Our Display Solutions business represented 36.9%, 43.9%, and 39.7% of our net sales for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

We expanded our business and market opportunity by establishing our Power Solutions business in late 2007. We have introduced a number of products for power management applications, including metal oxide semiconductor field effect transistors, or MOSFETs, power modules, analog switches, LED drivers, DC-DC converters, voice coil motor drivers and linear regulators for a range of devices, including LCD, LED, 3D televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting and home appliances. Our Power Solutions business represented 15.2%, 12.0%, and 7.4% of our net sales for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

We offer semiconductor manufacturing services to fabless analog and mixed-signal semiconductor companies that require differentiated, specialty analog and mixed-signal process technologies. We believe the majority of our top twenty Semiconductor Manufacturing Services customers use us as their primary manufacturing source for the products that we manufacture for them. Our process technologies are optimized for analog and mixed-signal devices and include standard complementary metal-oxide semiconductor, or CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS and bipolar complementary double-diffused metal oxide semiconductor, or BCDMOS, and electronically erasable programmable read only memory, or EEPROM. Our Semiconductor Manufacturing Services customers use us to manufacture a wide range of products, including display drivers, LED drivers, audio encoding and decoding devices, microcontrollers, touch screen controllers, RF switches, park distance control sensors for automotive, electronic tag memories and power management semiconductors. Our Semiconductor Manufacturing Services business represented 47.6%, 43.8%, and 52.6% of our net sales for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

We manufacture all of our products at our three fabrication facilities located in Korea. We have approximately 310 proprietary process flows we can utilize for our products and offer to our Semiconductor Manufacturing Services customers. Our manufacturing base serves both our display driver and power management businesses and Semiconductor Manufacturing Services customers, allowing us to optimize our asset utilization and leverage our investments across our product and service offerings. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy does not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments.

Market Opportunity

The consumer electronics market is large and growing rapidly. Growth in this market is being driven by consumers seeking to enjoy a wide variety of available rich media content, such as high definition audio and video, mobile television and games. Consumer electronics manufacturers recognize that the consumer entertainment experience plays a critical role in differentiating their products. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the technology, functionality, form factor, cost, quality, reliability and power consumption of their products. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby reducing heat dissipation and extending battery life. These advanced generations of consumer devices are growing faster than the overall consumer electronics market. For example, according to Gartner, production of LCD televisions, smartphones, ultrabooks, and tablet PCs is expected to grow from 2012 to 2015 by a compound annual growth rate of 3%, 26%, 52%, and 31%, respectively.

The user experience delivered by a consumer electronic device is substantially driven by the quality of the display, audio and video processing capabilities and power efficiency of the device. Analog and mixed-signal semiconductors enable and enhance these capabilities. Examples of these analog and mixed-signal semiconductors include display drivers, timing controllers, audio encoding and decoding devices, or codecs, and interface circuits, as well as power management semiconductors such as voltage regulators, converters, and switches. According to Gartner, the worldwide semiconductor market in 2011 was $307 billion.

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

•

Focus on Delivering Highly Energy Efficient Products. Consumers increasingly seek longer run time, environmentally friendly and energy efficient consumer electronic products. In addition, there is increasing regulatory focus on reducing energy consumption of consumer electronic products. For instance, the California Energy Commission has adopted standards that require certain televisions sold in California since 2011 to consume 33% less energy, increasing to 49% less energy by 2013. As a result of global focus on more environmentally friendly products, our customers are seeking analog and mixed-signal semiconductor suppliers that have the technological expertise to deliver solutions that satisfy these ever increasing regulatory and consumer power efficiency demands.

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

platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of approximately 430 engineers. Our platform allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial AMOLED display driver for mobile phones.

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

•

Longstanding Presence in Asia and Proximity to Global Consumer Electronics Supply Chain. Our presence in Asia facilitates close contact with our customers, fast response to their needs and enhances our visibility into new product opportunities, markets and technology trends. According to Gartner, semiconductor consumption in Asia, excluding Japan, is projected to grow to 68% of global consumption by 2014. Our design center and substantial manufacturing operations in Korea place us close to many of our largest customers and to the core of the global consumer electronics supply chain. We have active applications, engineering, product design, and customer support resources, as well as senior management and marketing resources, in geographic locations close to our customers. This allows us to strengthen our relationship with customers through better service, faster turnaround time and improved product design collaboration. We believe this also helps our customers to deliver products faster than their competitors and to solve problems more efficiently than would be possible with other suppliers.

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

•

Strong Financial Model with a Low-Cost Structure. Over the past three years we implemented significant structural improvements to our operating and financial model that lowered our capital investment requirements and improved our cash flow and profitability. The long lifecycles of our manufacturing processes, equipment and facilities allow us to keep our new capital requirements relatively low. We believe that our low-cost but highly skilled design and support engineers and manufacturing base position us favorably to compete in the marketplace and provide operating leverage in our operating model.

Our Strategy

Our objective is to grow our business, our cash flow and profitability and to establish our position as a leading provider of analog and mixed-signal semiconductor products and services for high-volume markets. Our business strategy emphasizes the following key elements:

•

Leverage Our Advanced Analog and Mixed-Signal Technology Platform to Innovate and Deliver New Products and Services. We intend to continue to utilize our extensive patent and technology portfolio, analog and mixed-signal design and manufacturing expertise and specific end-market applications and system-level design expertise to deliver products with high levels of performance by utilizing our systems expertise and leveraging our deep knowledge of our customers’ needs. For example, we have recently utilized our extensive patent portfolio, process technologies and analog and mixed-signal technology platform to develop low power integrated power solutions for AC-DC offline switchers to address more of our customers’ needs. In Display Solutions, we continue to invest in research and development to introduce new technologies to support our customers’ technology roadmaps. In Semiconductor Manufacturing Services, we are developing cost-effective processes that substantially reduce die size using deep trench isolation.

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

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have approximately 310 process flows we can utilize for our products and offer to our Semiconductor Manufacturing Services customers. Our process technologies include standard CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS, low noise CMOS with embedded BCD, and BCDMOS. Our manufacturing processes incorporate embedded memory solutions such as static random access memory, or SRAM, one-time programmable, or OTP, memory, multiple-time programmable, or MTP, memory, electrical fuse, EEPROM, and single-transistor random access memory, or 1TRAM. More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost-effective solutions to our customers.

Expertise in ultra high voltage, or UHV, high voltage and deep trench BCDMOS process technologies, low power analog and mixed-signal design capabilities and packaging know-how are key requirements in the power management market. We are currently leveraging our capabilities in these areas with products such as AC-DC converters, DC-DC converters, linear regulators, including LDO, regulators and analog switches, and power

MOSFETs. We believe our system level understanding of applications such as LCD televisions and mobile phones will allow us to more quickly develop and customize power management solutions for our customers in these markets.

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

Display Solutions

Display Driver Characteristics. Display drivers deliver defined analog voltages and currents that activate pixels to exhibit images on displays. The following key characteristics determine display driver performance and end-market application:

•

Resolution and Number of Channels. Resolution determines the level of detail displayed within an image and is defined by the number of pixels per line multiplied by the number of lines on a display. For large displays, higher resolution typically requires more display drivers for each panel. Display drivers that have a greater number of channels, however, generally require fewer display drivers for each panel and command a higher selling price per unit. Mobile displays, conversely, are typically single chip solutions designed to deliver a specific resolution. We cover resolutions ranging from WQVGA (240RGB x 432) to FHD (1,080RGB x 1,920).

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

•

Driver Interface. Driver interface refers to the connection between the timing controller and the display drivers. Display drivers increasingly require higher bandwidth interface technology to address the larger data transfer rate necessary for higher definition images. The principal types of interface technologies are embedded clock point to point I/F, or EPI I/F, advance intra panel I/F, or AIPI, mini-low voltage differential signaling, or m-LVDS, ultra slim I/F, or USI, and mobile industry processor I/F, or MIPI

•	Package Type. The assembly of display drivers typically uses chip-on-film, or COF, and COG package types.

Large Display Solutions. We provide display solutions for a wide range of flat panel display sizes used in LCD televisions, including high definition televisions, or HDTVs, LED TVs, 3D TVs, LCD monitors, notebooks, tablet PCs, ultrabooks and OLED televisions.

Our large display solutions include source and gate drivers and timing controllers with a variety of interfaces, voltages, frequencies and packages to meet customers’ needs. These products include advanced technologies such as high channel count, with products in mass production to provide up to 1,440 channels. Our large display solutions are designed to allow customers to cost-effectively meet the increasing demand for high resolution displays. We focus extensively on reducing the die size of our large display drivers and other solutions products to reduce costs without having to migrate to smaller geometries. For example, we have implemented several solutions to reduce die size in large display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. We have recently introduced a number of new large display drivers with reduced die size.

The table below sets forth the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for large-sized displays:

Product	Key Features	Applications
TFT-LCD Source Drivers

•   480 to 1440 output channels

•   6-bit (262 thousand colors), 8-bit (16 million colors), 10-bit (1 billion colors)

•   Output voltage ranging from 9V to 18V

•   Low power consumption and low EMI

•   COF package types

•   EPI, m-LVDS, AiPi, USI interface technologies

• LCD/LED/3D TVs • Ultrabooks, notebooks • LCD/LED monitors • Automotive displays*

TFT-LCD Gate Drivers	• 272 to 768 output channels • Output voltage ranging from 30V to 40V • COF and COG package types	• Tablet PCs • LCD/LED/3D TVs • Notebooks

Timing Controllers	• Wide range of resolutions • m-LVDS, AiPi, MIPI interface technologies • Input voltage ranging from 1.6V to 3.6V	• Tablet PCs • Notebooks • LCD/3D monitors

AMOLED Source Drivers	• 802 output channels • 10 bit (1 billion colors) • Output voltage: 18V • COF package type • EPI interface technology	• OLED TVs

*	In customer qualification stage

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
AMOLED	• Resolutions of WVGA, QHD, WXGA and FHD* • Color depth 16 million • MIPI interface • Logic-based OTP • ABC, ACL	• Smartphones • Game consoles • Digital still cameras

LTPS	• Resolutions of WQVGA, VGA, WSVGA, WVGA and DVGA • Color depth 16 million • MDDI, MIPI interface • Logic-based OTP • Separated gamma control	• Smartphones • Game consoles • Digital still cameras

a-Si TFT	• Resolutions of WQVGA, HVGA and WVGA • Color depth 16 million • MDDI, MIPI interface • CABC • Separated gamma control	• Smartphones • Mobile phones • Game consoles • Digital still cameras

*	In customer qualification stage

Power Solutions

We develop, manufacture and market power management solutions for a wide range of end market customers. The products include MOSFETs, power modules, LED drivers, DC-DC converters, voice coil motor drivers, analog switches and linear regulators, such as LDOs.

•

MOSFETs. Our MOSFETs include low-voltage Trench MOSFETs, 20V to 100V, high-voltage Planar MOSFETs, 200V through 700V, and super junction MOSFETs, 600V through 700V. MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. The key application segments are smartphones, mobile phones, LCD LED, and 3D televisions, desktop PCs, notebooks, tablet PCs, servers, lighting, and power supplies for consumer electronics and industrial equipment. MOSFETs allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. For example, computing solutions focus on delivering efficient controllers and MOSFETs for power management in VCORE, DDR and chipsets for audio, video and graphics processing systems.

•

Power Modules. Power modules are used in broad range of medium to high power industrial applications and in many consumer appliances such as UPSs, power supplies, motor drives, solar inverters, welding machines, refrigerators, and air conditioners.

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

•

DC-DC Converters. We offer DC-DC converters targeting mobile applications and high power applications like LCD televisions, notebooks, smartphones, mobile phones and display modules. We expect our DC-DC converters will meet customer green power requirements by featuring wide input voltage ranges, high efficiency and small size.

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features	Applications
Low Voltage MOSFET	• Voltage options of 20V-100V • Advanced Trench MOSFET Process • High cell density • Advanced packages to enable reduction of PCB mounting area	• Smartphones and mobile phones • Tablet PCs • Ultrabooks and notebooks • LCD/LED/3D TVs • Desktop PCs • Servers

High Voltage MOSFET

•   Voltage options of 200V-700V

•   R2FET (rapid recovery) option to shorten reverse diode recovery time

•   Zenor FET option for MOSFET protection for abnormal input

•   Advanced Planar MOSFET Process

•   Advanced packages to enable reduction of PCB mounting area

• Tablet PC / mobile phone adaptors • Power supplies for consumer electronics • Industrial chargers and adaptors • Lighting (ballast, HID, LED) • Industrial equipment • LCD / LED / 3D TVs

Super Junction MOSFET*	• Voltage options of 600V-700V • Low RDS(ON) • Epi stack process	• LCD / LED / 3D TVs • Lighting (ballast, HID, LED) • Notebooks • Servers

Power Modules	• Voltage options of 400V/ 600V/ 1200V • IGBT modules / FRD modules • Current options from 50A to 450A	• Industrial applications • Consumer appliances

LED Backlighting Drivers

•   High efficiency, wide input voltage range

•   Advanced BCDMOS process

•   OCP, SCP, OVP and UVLO protections

•   Accurate LED current control and multi-channel matching

•   Programmable current limit, boost up frequency

• Tablet PCs and notebooks • LED/3D TVs • LED monitors

Product	Key Features	Applications
LED Lighting Drivers

•    High efficiency, wide input voltage range

•    Simple solutions with external components fully integrated

•    Advanced high voltage BCDMOS process

•    Accurate LED current control and high power factor and low THB

• AC and DC LED lighting

DC-DC Converters	• High efficiency, wide input voltage range • Advanced BCDMOS process • Fast load and line regulation • Accurate output voltage • OCP, SCP and thermal protections	• LCD/LED/3D TVs • Smartphones / mobile phones • Notebooks

Analog Switches

USB Switches

•    Low C(on), 7.0pF (typical) limits signal distortion

•    Low R(on), 4.0 Ω (typical)

•    Advanced CMOS process

Audio Switches

•    Negative Swing Support

•    Low R(on), 0.4 Ω (typical)

•    High ESD protection, 13kV

•    Advanced CMOS process

• Mobile phones

Linear Regulators	• Single and dual* LDOs • Low Noise Output Linear µCap LDO Regulator • 2.3V to 5.5V input voltage and 150mA, 300mA* output current • Small package size of DFN type • Advanced CMOS process	• Mobile phones

VCM Drivers*	• Small size package with wafer-level CSP • High accuracy sink current • I2C interface and low quiescent current	• Mobile phones

*	In customer qualification stage

Semiconductor Manufacturing Services

We provide semiconductor manufacturing services to analog and mixed-signal semiconductor companies. We have approximately 310 process flows we offer to our Semiconductor Manufacturing Services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

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

The table below sets forth the key process technologies in Semiconductor Manufacturing Services that we currently offer to customers:

Process	Technology	Device	Application
Mixed-Signal	• 0.13-0.8µm • Low noise • Ultra low power • Triple gate	• Analog to digital converter • Digital to analog converter • Audio codec • Chipset • RF switch • Digital tunable capacitor	• Smartphones • Tablet PCs • Ultrabooks • PC peripherals • DVDs

Power	• 0.18-0.5µm • BCD • Deep trench isolation • MOSFET • Schottky diode • Zener diode • Ultra high voltage • Thick metal	• Power management • LED driver • High power audio amp • Power Over Ethernet • DC/DC converter	• Smartphones • Tablet PCs • Ultrabooks • LCD TVs • LED lighting • LCD monitors • Automotive

Process	Technology	Device	Application
High Voltage CMOS	• 0.11-2.0µm • 5V-200V • Bipolar	• Display driver • CSTN driver	• Smartphones • Tablet PCs • LCD TVs • Desktop PCs • LCD monitors

NVM	• 0.18-0.5µm • EEPROM • eFlash • OTP	• Microcontroller • Touch screen controller • Electronic tag memory • Hearing aid controller	• Smartphones • Tablet PCs • Industrial controllers • Medical equipment • Park distance control sensors for automotive • Game consoles

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

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices in the U.S., Japan, Greater China and Europe. We have a network of agents and distributors in Korea, Japan, Europe and Greater China. For the years ended December 31, 2012 and December 31, 2011, we derived 77% and 71% of net sales through our direct sales force, respectively, and 23% and 29% of net sales through our network of authorized agents and distributors, respectively.

Research and Development

Our research and development efforts focus on intellectual property, design methodology and process technology for our complex analog and mixed-signal semiconductor products and services. Research and development expenses for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, were $78.7 million, $76.8 million and $83.5 million, respectively, representing 9.6%, 9.9%, and 10.8% of net sales, respectively.

Customers

We sell our Display Solutions and Power Solutions products to consumer electronics OEMs as well as subsystem designers and contract manufacturers. We sell our semiconductor manufacturing services to analog and mixed-signal semiconductor companies. For the years ended December 31, 2012, and December 31, 2011, our ten largest customers accounted for 63% and 63% of our net sales, respectively, and we had one customer, LG Display, representing 11% and 15% of our consolidated net sales for the years ended December 31, 2012 and December 31, 2011, respectively. Substantially all of our sales to LG Display are in our Display Solutions segment and sales to LG Display represented 31% and 34% of net sales in our Display Solutions segment in the years ended December 31, 2012, and December 31, 2011, respectively. For the year ended December 31, 2012, we recorded revenues of $123.3 million from customers in the United States and $696.3 million from all foreign countries, of which 54.5% was from Korea, 18.4% from Taiwan, 3.9% from Japan and 14.5% from China, Hong Kong and Macau. For the year ended December 31, 2011, we recorded revenues of $75.5 million from customers in the United States and $697.3 million from all foreign countries, of which 57.0% was from Korea, 18.9% from Taiwan, 8.4% from Japan and 11.8% from China, Hong Kong and Macau.

Intellectual Property

As of December 31, 2012, our portfolio of intellectual property assets included approximately 4,040 registered patents and 335 pending patent applications. Approximately 3,170 and 140 of our patents and pending patents are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 1,065 registered and pending patents that relate to identical technical claims in our base patent portfolio. Our patents expire at various times over the next 18 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

We have entered into exclusive and non-exclusive licenses and development agreements with third parties relating to the use of intellectual property of the third parties in our products and our design processes, including licenses related to embedded memory technology, design tools, process simulation tools, circuit designs and processor cores. Some of these licenses, including our agreements with Silicon Works Co., Ltd. and ARM Limited, are material to our business and may be terminated prior to the expiration of these licenses by the licensors should we fail to cure any breach under such licenses. Our license with Silicon Works Co., Ltd. relates to our large display drivers and our license from ARM Limited primarily relates to product lines in our Semiconductor Manufacturing Services business. The loss of either license could have a material adverse impact on our results of operations. Additionally, in connection with the Original Acquisition, SK Hynix retained a perpetual license to use the intellectual property that we acquired from SK Hynix in the Original Acquisition. Under this license, SK Hynix and its subsidiaries are free to develop products that may incorporate or embody intellectual property developed by us prior to October 2004.

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

Employees

Our worldwide workforce consisted of 3,597 employees (full- and part-time) as of December 31, 2012, of which 412 were involved in sales, marketing, general and administrative, 430 were in research and development (including 221 with advanced degrees), 117 were in quality, reliability and assurance and 2,638 were in manufacturing (comprised of 370 in engineering and 2,268 in operations). As of December 31, 2012, 2,378 employees, or approximately 66% of our workforce, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We believe our labor relations are good.

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

Geographic Financial Information

For a description of the distribution of our net sales by geographic region, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2012 and 2011—Net Sales by Geographic Region,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2011 and December 31, 2010—Net Sales by Geographic Region,” and note 20 to the consolidated financial statements for MagnaChip Semiconductor Corporation for the year ended December 31, 2012 included elsewhere in this Report.

Available Information

Our principal executive offices are located at: c/o MagnaChip Semiconductor S.A., 74, rue de Merl, B.P. 709 L-2146 Luxembourg R.C.S., Luxembourg B-97483, and our telephone number is (352) 45-62-62. Our website address is www.magnachip.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q or 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can be accessed, free of charge, at our website as soon as practicable after such reports are filed with the SEC. In addition, our corporate governance guidelines, Code of Business Conduct and Ethics, audit committee charter, compensation committee charter and nominating and governance committee charter are available on our website. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this Report and shall not be deemed to be incorporated by reference into this Report.

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

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer demand and expected demand for and success of their products. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer demand for our products. On occasion, customers may require rapid increases in supply, which can challenge our production resources and reduce margins. We may not have sufficient capacity at any given time to meet our customers’ increased demand for our products. Conversely, downturns in the semiconductor industry have caused and may in the future cause our customers to reduce significantly the amount of products they order from us. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand would decrease our results of operations, including our gross profit.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the years ended December 31, 2012, and December 31, 2011, our ten largest customers accounted for 63% and 63% of our net sales, respectively, and we had one customer representing 11% and 15% of our consolidated net sales for the years ended December 31, 2012 and December 31, 2011, respectively. Substantially all of our sales to our largest customer are in our Display Solutions segment and sales to the largest customer represented 31% and 34% of net sales in our Display Solutions segment in the years ended December 31, 2012, and December 31, 2011, respectively. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had a material unfavorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of our outstanding 10.5% senior notes due April 15, 2018 (the “notes” or “senior notes”) could be adversely affected.

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

As of December 31, 2012, 2,378 employees, or approximately 66% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skill and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, Philippines,

Malaysia and Thailand. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. We could be adversely affected by political disorders, labor disruptions, and natural disasters where our subcontractors are located. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems or decrease the capacity available to us, our operating results could be adversely affected.

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

We are party to a land lease and easement agreement with SK Hynix pursuant to which we lease the land for our facilities in Cheongju, Korea. If this agreement were terminated for any reason, including the insolvency of SK Hynix, we would have to renegotiate new lease terms with SK Hynix or the new owner of the land. We cannot assure you that we could negotiate new lease terms on favorable terms or at all. Because we share certain facilities with SK Hynix, several services that are essential to our business are provided to us by or through SK Hynix under our general service supply agreement with SK Hynix. These services include electricity, bulk gases and de-ionized water, campus facilities and housing, wastewater and sewage management, environmental safety and certain utilities and infrastructure support services. If any of our agreements with SK Hynix were terminated or if SK Hynix were unwilling or unable to fulfill its obligations to us under the terms of these agreements, we would have to procure these services on our own and as a result may experience an increase in our expenses.

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

As of December 31, 2012, our total indebtedness was $201.7 million. Our substantial debt could have important consequences, including:

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

We emerged from Chapter 11 reorganization proceedings in 2009; because our consolidated financial statements after October 2009 reflect fresh-start accounting adjustments, our current consolidated financial statements will not be comparable in many respects to our financial information from periods prior to that time.

On June 12, 2009, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to obtain relief from our debt, which was $845 million as of December 31, 2008. Our plan of reorganization became effective on November 9, 2009. In connection with our emergence from the reorganization proceedings, we implemented fresh-start accounting in accordance with ASC 852 effective from October 25, 2009, which had a material effect on our consolidated financial statements. Thus, our consolidated financial statements after October 2009 will not be comparable in many respects to our consolidated financial statements for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization proceedings.

Investor confidence may be adversely impacted if we fail to maintain effective internal control over financial reporting or disclosure controls and procedures or are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and as a result, the value of our securities could decline.

We are subject to rules adopted by the Securities Exchange Commission, or SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, which requires us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting.

If we fail to maintain the adequacy of our internal control over financial reporting, there is a risk that we will have material weaknesses in the future. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements and could result in investigations or sanctions by the SEC, the New York Stock Exchange, or NYSE, or other regulatory authorities or in stockholder litigation. Any of these factors ultimately could harm our business and could negatively impact the market price of our securities. Ineffective control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

We are also required to periodically assess and report on the adequacy of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. See “Item 9A. Controls and Procedures.”

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial conditions.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through December 31, 2012, we recognized aggregate restructuring and impairment charges of $6.1 million, which consisted of $4.5 million of impairment charges and $1.6 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Based upon the number of shares of common stock outstanding as of December 31, 2012, our executive officers, directors and Avenue collectively beneficially owned approximately 38.8% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 41.3% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of December 31, 2012. In addition, affiliates of Avenue currently have two employees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. On February 8, 2013, Avenue completed the sale of 5,750,000 shares of common stock in an underwritten public offering, after which Avenue beneficially owned approximately 22.2% of our outstanding common stock.

Our concentration of ownership may limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our public stockholders do not view as beneficial. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock. In addition, prior to May 7, 2012, we were a “controlled company” for purposes of the NYSE listing requirements, and have been exempt from certain NYSE corporate governance requirements that our board of directors meet the standards of independence established by those corporate governance requirements and exempt from the requirements that we have separate Compensation and Nominating and Corporate Governance Committees made up entirely of directors who meet such independence standards. We are no longer a “controlled company” within the meaning of the NYSE rules and will no longer be entitled to the benefits described above after May 2013.

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

As of December 31, 2012, Avenue beneficially owned 13,789,539 shares, or approximately 38.1%, of our outstanding common stock, including 555,961 shares of common stock issuable upon exercise of outstanding warrants that are exercisable within sixty days of December 31, 2012. On February 8, 2013, Avenue completed the sale of 5,750,000 shares of common stock in an underwritten public offering, and as of such date, after giving effect to the offering, beneficially owned approximately 22.2% of our outstanding common stock. All of our currently outstanding shares that were issued pursuant to Section 1145 of the U.S. Bankruptcy Code, including Avenue’s shares, are eligible for sale from time to time under Rule 144 or Section 4(1) of the Securities Act subject only to the limitations on affiliate sales. Additionally, all remaining shares beneficially owned by Avenue are registered for resale under an effective shelf registration statement and therefore are eligible for sale at any time or from time to time by Avenue. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

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

In general, DGCL Section 203 defines a business combination to include the following:

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

In general, DGCL Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by any such entity or person.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our manufacturing operations consist of three fabrication facilities located in Korea at two sites in Cheongju and one in Gumi. Our facilities have a combined capacity of approximately 139,778 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.11 to 2.0 micron. The Cheongju facilities have three main buildings totaling 164,058 square meters devoted to manufacturing and development. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

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

A substantial majority of our assembly, test and packaging services for our Display Solutions business and all of such services for our Power Solutions business are outsourced with the balance handled in-house. Our independent providers of these services are located in Korea, China, Philippines, Malaysia and Thailand. The relative cost of outsourced services, as compared to in-house services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.

Although we own our manufacturing facilities, we are party to a land lease and easement agreement with SK Hynix pursuant to which we lease the land for our facilities in Cheongju, Korea from SK Hynix for an indefinite term. Because we share certain facilities with SK Hynix, several services that are essential to our business are provided to us by or through SK Hynix under our general service supply agreement with SK Hynix. These services include electricity, bulk gases and de-ionized water, campus facilities and housing, wastewater and sewage management, environmental safety and certain utilities and infrastructure support services. The services agreement continues for an indefinite term subject to each party having a right to terminate in the event of an uncured breach by the other party.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.” Our common stock has not traded on the NYSE during any prior period. Our initial public offering price on March 10, 2011 was $14.00. On January 31, 2013, the last reported sales price of our common stock on the NYSE was $16.02 per share. The table below sets forth the reported high and low sales prices for our common stock since the MagnaChip Corporation IPO.

Price Range of Common Stock

	High	Low
Fiscal 2011
First Quarter (since March 11, 2011)	$14.62	$13.50
Second Quarter	$15.56	$11.26
Third Quarter	$11.74	$6.67
Fourth Quarter	$8.59	$5.10
Fiscal 2012
First Quarter	$12.67	$7.35
Second Quarter	$12.24	$8.61
Third Quarter	$14.42	$8.38
Fourth Quarter	$16.10	$10.85

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from March 11, 2011 through December 31, 2012. The graph assumes that $100 was invested on March 11, 2011 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since the MagnaChip Corporation IPO.

Comparison of 1 Year Cumulative Total Return*

Among MagnaChip Semiconductor Corporation, the S&P 500 Index and the PHLX (By Quarter)

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return To Stockholders (Including Reinvestment of Dividends)

Quarterly Return Percentage

	Quarter Ending
Company / Index	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
MagnaChip Semiconductor Corporation (from 3/11/11)	-1.86%	-16.22%	-41.67%	11.31%	60.43%	-20.58%	23.82%	34.92%
S&P 500 Index	1.80%	0.10%	-13.87%	11.82%	12.59%	-2.75%	6.35%	-0.38%
Philadelphia Semiconductor Index	2.21%	-6.18%	-17.43%	7.56%	20.36%	-12.1%	-0.83%	0.47%

Indexed Returns

	Base Period	Quarter Ending
Company / Index	3/11/11	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
MagnaChip Semiconductor Corporation (from 3/11/11)	$100	$98.14	$82.23	$47.97	$53.39	$85.65	$68.02	$84.23	$113.63
S&P 500 Index	$100	$101.80	$101.90	$87.77	$98.14	$110.49	$107.45	$114.28	$113.84
Philadelphia Semiconductor Index	$100	$102.21	$95.90	$79.18	$85.17	$102.51	$90.08	$89.33	$89.75

Holders

The approximate number of record holders of our outstanding common stock as of January 31, 2013 was 75.

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

Issuer Purchases of Equity Securities

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock, par value $0.01 per share. The program began on October 27, 2011. On August 13, 2012, we announced that we extended the ending date of the program from October 27, 2012 to October 27, 2013, unless earlier terminated by our board, and we announced that we were increasing the authorized repurchase amount to an aggregate of up to $60.0 million of our outstanding common stock, subject to applicable legal and contractual restrictions. The program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. As of December 31, 2012, we had repurchased 3,964,017 shares of our common stock at an aggregate cost of $39.9 million.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	—	—	—	$25,269,676.17
November 1, 2012 through November 30, 2012	170,294	$12.49	170,294	$23,143,505.91
December 1, 2012 through December 31, 2012	235,297	$13.01	235,297	$20,082,138.01

Total:	405,591		405,591

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

We have derived the selected consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 from the historical audited consolidated financial statements of MagnaChip Semiconductor Corporation. We have derived the selected consolidated financial data as of December 31, 2010, 2009 and 2008 and for the two-month period ended December 31, 2009, the ten-month period ended October 25, 2009 and for the year ended December 31, 2008 from the historical audited consolidated financial statements of MagnaChip Semiconductor LLC not included in this Report. The historical consolidated financial data for the year ended December 31, 2010 and the two-month period ended December 31, 2009 give retroactive effect to the corporate conversion. The historical results of MagnaChip Semiconductor Corporation for any prior period are not necessarily indicative of the results to be expected in any future period.

	Successor(1)				Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Two Month Period Ended December 31, 2009	Ten Month Period Ended October 25, 2009	Years Ended December 31, 2008
	(In millions, except per common unit/share data)
Statements of Operations Data:
Net sales	$819.6	$772.8	$770.4	$111.1	$449.0	$601.7
Cost of sales	556.1	538.5	526.8	90.4	311.1	445.3

Gross profit	263.5	234.3	243.6	20.7	137.8	156.4
Selling, general and administrative expenses	79.0	68.4	66.6	14.5	56.3	81.3
Research and development expenses	78.7	76.8	83.5	14.7	56.1	89.5
Restructuring and impairment charges	—	4.1	2.0	—	0.4	13.4
Special expense for IPO incentive	—	12.1	—	—	—	—

Operating income (loss) from continuing operations	105.8	72.9	91.4	(8.6)	25.0	(27.7)
Interest expense, net	(22.6)	(25.0)	(22.9)	(1.3)	(31.2)	(76.1)
Foreign currency gain (loss), net	56.0	(11.6)	14.7	9.3	43.4	(210.4)
Reorganization items, net	—	—	—	—	804.6	—
Loss on early extinguishment of senior notes	—	(5.5)	—	—	—	—
Others	2.1	(1.0)	(0.7)	—	—	—

	35.5	(43.1)	(8.9)	8.1	816.8	(286.5)

	Successor(1)				Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Two Month Period Ended December 31, 2009	Ten Month Period Ended October 25, 2009	Years Ended December 31, 2008
	(In millions, except per common unit/share data)
Income (loss) from continuing operations before income taxes	141.3	29.8	82.5	(0.5)	841.8	(314.3)
Income tax expenses (benefits)	(52.0)	8.0	8.4	1.9	7.3	11.6

Income (loss) from continuing operations	193.3	21.8	74.1	(2.5)	834.5	(325.8)
Income (loss) from discontinued operations, net of taxes	—	—	—	0.5	6.6	(91.5)

Net income (loss)	$193.3	$21.8	$74.1	$(2.0)	$841.1	$(417.3)

Dividends accrued on preferred unit	—	—	—	—	6.3	13.3

Income (loss) from continuing operations attributable to common unit/share	$193.3	$21.8	$74.1	$(2.5)	$828.2	$(339.1)

Net income (loss) attributable to common unit/share	$193.3	$21.8	$74.1	$(2.0)	$834.8	$(430.6)

Per unit/share data:
Earnings (loss) from continuing operations per common unit/share—
Basic	$5.29	$0.56	$1.96	$(0.07)	$15.65	$(6.43)
Diluted	$5.16	$0.55	$1.89	$(0.07)	$15.65	$(6.43)
Earnings (loss) from discontinued operations per common unit/share—
Basic and diluted	$—	$—	$—	$0.02	$0.12	$(1.73)
Earnings (loss) per common unit/share—
Basic	$5.29	$0.56	$1.96	$(0.05)	$15.77	$(8.16)
Diluted	$5.16	$0.55	$1.89	$(0.05)	$15.77	$(8.16)
Weighted average number of common units/shares
Basic	36.568	38.776	37.836	37.608	52.923	52.769
Diluted	37.497	39.775	39.144	37.608	52.923	52.769
Balance Sheet Data (at period end):
Cash and cash equivalents	$182.2	$162.1	$172.2	$64.9		$4.0
Total assets	790.0	602.7	625.7	453.3		399.2
Total indebtedness(2)	201.7	201.4	246.9	61.8		845.0
Long-term obligations(3)	201.7	201.4	250.0	61.5		143.2
Stockholders’/Unitholders’ equity	310.3	166.7	162.9	215.7		(787.8)
Supplemental Data (unaudited):
Adjusted EBITDA(4)	$143.5	$142.5	$157.9
Adjusted Net Income (5)	83.5	66.4	89.2

(1)	As of October 25, 2009, the fresh-start adoption date, we adopted fresh-start accounting for our consolidated financial statements. Because of the emergence from reorganization proceedings and adoption of fresh-start accounting, the historical financial information for periods after October 25, 2009 is not fully comparable to periods before October 25, 2009.
(2)	Total indebtedness is calculated as long and short-term borrowings, including the current portion of long-term borrowings.
(3)	Long-term obligations include long-term borrowings, capital leases and redeemable convertible preferred units.
(4)	We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (vi) equity-based compensation expense, (vii) foreign currency loss (gain), net, (viii) derivative valuation loss (gain), net, (ix) expenses incurred for our secondary offering in May 2012 and tax and dues related to value added tax return revisions, which we refer to as secondary offering and others, (x) one-time incentive payments in connection with the MagnaChip Corporation IPO, and (xi) loss on early extinguishment of senior notes. We present Adjusted EBITDA as a supplemental measure of our performance because:

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

	Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In millions)
Net income	$193.3	$21.8	$74.1
Adjustments:
Depreciation and amortization	32.4	51.2	58.4
Interest expense, net	22.6	25.0	22.9
Income tax expenses (benefits)	(52.0)	8.0	8.4
Restructuring and impairment charges(a)	—	4.1	2.0
Inventory step-up(b)	—	—	0.9
Equity-based compensation expense(c)	2.0	2.2	5.2
Foreign currency loss (gain), net(d)	(56.0)	11.6	(14.7)
Derivative valuation loss (gain), net(e)	(2.1)	1.0	0.7
Secondary offering and others(f)	3.3	—	—
Special expense for IPO incentive(g)	—	12.1	—
Loss on early extinguishment of senior notes(h)	—	5.5	—

Adjusted EBITDA	$143.5	$142.5	$157.9

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets, (ii) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting.
(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(f)	This adjustment eliminates expenses incurred for our secondary offering in May 2012 and tax and dues related to value added tax return revisions.
(g)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(h)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

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

•

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (iii) equity-based compensation expense, (iv) amortization of intangibles, (v) foreign currency loss (gain), net, (vi) derivative valuation loss (gain), net, (vii) secondary offering and others, (viii) GAAP and cash tax expense difference, (ix) one-time incentive payments in connection with the MagnaChip Corporation IPO ,and (x) loss on early extinguishment of senior notes.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In millions)
Net income	$193.3	$21.8	$74.1
Adjustments:
Restructuring and impairment charges(a)	—	4.1	2.0
Inventory step-up(b)	—	—	0.9
Equity-based compensation expense(c)	2.0	2.2	5.2
Amortization of intangibles(d)	7.7	8.1	21.0
Foreign currency loss (gain), net(e)	(56.0)	11.6	(14.7)
Derivative valuation loss (gain), net(f)	(2.1)	1.0	0.7
Secondary offering and others(g)	3.3	—	—
GAAP and cash tax expense difference(h)	(64.7)	—	—
Special expense for IPO incentive(i)	—	12.1	—
Loss on early extinguishment of senior notes(j)	—	5.5	—

Adjusted Net Income	$83.5	$66.4	$89.2

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets, (ii) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting.
(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(d)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
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
(f)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(g)	This adjustment eliminates expenses incurred for our secondary offering in May 2012 and tax and dues related to value added tax return revisions.
(h)	This adjustment eliminates the impact of difference between GAAP and cash tax expense.
(i)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(j)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,170 registered novel patents and 140 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Recent Developments

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

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. The stock repurchase program began on October 27, 2011 and will end on October 27, 2012 unless earlier terminated by our board. On August 13, 2012, we announced that our board of directors extended our existing stock repurchase program through October 27, 2013, and increased the total amount of common stock we may repurchase by an additional $25 million, subject to applicable legal and contractual restrictions, for a maximum aggregate repurchase amount under the program of up to $60 million. The stock repurchase program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. As of December 31, 2012, we had purchased 3,964,017 shares of our common stock in the open market at an aggregate cost of $39.9 million.

On March 2, 2012, our Korean subsidiary, MagnaChip Semiconductor, Ltd., completed the acquisition of Dawin Electronics, a privately-held semiconductor company that designs and manufactures IGBT, Fast Recovery Diode and MOSFET modules. The total consideration paid for the acquisition, amounted to $9.3 million. As a result of the acquisition, we expect to grow our IGBT and FRD business position and improve our IGBT module cost structure using Dawin Electronic’s developed technology and engineering know-how. We expect that the acquisition will be synergistic to our Power Solutions business and be accretive to its revenue. We recorded $3.2 million goodwill at the completion of the acquisition.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 36.9%, 43.9% and 39.7% of our net sales for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our Power Solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 15.2%, 12.0% and 7.4% of our net sales for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 310 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 47.6%, 43.8% and 52.6% of our net sales for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA for the periods indicated as net income

(loss), adjusted to exclude (i) depreciation and amortization associated with continuing operations, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (vi) equity-based compensation expense, (vii) foreign currency loss (gain), net, (viii) derivative valuation loss (gain), net, (ix) expenses incurred for our secondary offering in May 2012 and tax and dues related to value added tax return revisions, which we refer to as secondary offering and others, (x) one-time incentive payments in connection with the MagnaChip Corporation IPO, and (xi) loss on early extinguishment of senior notes.

We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (iii) equity-based compensation expense, (iv) amortization of intangibles, (v) foreign currency loss (gain), net, (vi) derivative valuation loss (gain), net, (vii) secondary offering and others, (viii) GAAP and cash tax expense difference, (ix) one-time incentive payments in connection with the MagnaChip Corporation IPO ,and (x) loss on early extinguishment of senior notes.

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

We use Adjusted EBITDA in a number of ways, including:

•	for planning purposes, including the preparation of our annual operating budget;

•	to evaluate the effectiveness of our enterprise level business strategies;

•	in communications with our board of directors concerning our consolidated financial performance; and

•	in certain of our compensation plans as a performance measure for determining incentive compensation payments.

We present Adjusted Net Income for a number of reasons, including:

•	we use Adjusted Net Income in communications with our board of directors concerning our consolidated financial performance;

•	we believe that Adjusted Net Income is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry; and

•	our investor and analyst presentations will include Adjusted Net Income.

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

Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2012 were $143.5 million and $83.5 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2011 were $142.5 million and $66.4 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2010 were $157.9 million and $89.2 million, respectively. See “Explanation and Reconciliation of Non-GAAP measures—Adjusted EBITDA and Adjusted Net Income” beginning on page 62 for a reconciliation of Adjusted EBITDA and Adjusted Net Income to GAAP net income.

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

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2012 and 2011, we sold products to over 290 and 229 customers, respectively, and our net sales to our ten largest customers represented 63% and 63% of our net sales, respectively. We have a combined production capacity of over 136,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2012, approximately 98.4% of our employees were eligible for severance benefits.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in U.S. dollars and as a percentage of our net sales:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(In millions)
Consolidated statements of operations data:
Net sales	$819.6	100.0%	$772.8	100.0%	$770.4	100.0%
Cost of sales	556.1	67.8	538.5	69.7	526.8	68.4

Gross profit	263.5	32.2	234.3	30.3	243.6	31.6
Selling, general and administrative expenses	79.0	9.6	68.4	8.8	66.6	8.6
Research and development expenses	78.7	9.6	76.8	9.9	83.5	10.8
Restructuring and impairment charges	—	—	4.1	0.5	2.0	0.3
Special expense for IPO incentive	—	—	12.1	1.6	—	—

Operating income	105.8	12.9	72.9	9.4	91.4	11.9
Interest expense, net	(22.6)	(2.8)	(25.0)	(3.2)	(22.9)	(3.0)
Foreign currency gain (loss), net	56.0	6.8	(11.6)	(1.5)	14.7	1.9
Loss on early extinguishment of senior notes	—	—	(5.5)	(0.7)	—	—
Others	2.1	0.3	(1.0)	(0.1)	(0.7)	(0.1)

	35.5	4.3	(43.1)	(5.6)	(8.9)	(1.2)

Income before income taxes	141.3	17.2	29.8	3.9	82.5	10.7
Income tax expenses (benefits)	(52.0)	(6.3)	8.0	1.0	8.4	1.1

Net income	$193.3	23.6%	$21.8	2.8%	$74.1	9.6%

Net Sales:
Display Solutions	$302.2	36.9%	$339.0	43.9%	$305.9	39.7%
Power Solutions	124.7	15.2	92.5	12.0	57.3	7.4
Semiconductor Manufacturing Services	389.8	47.6	338.3	43.8	405.2	52.6
All other	2.8	0.3	3.0	0.4	2.1	0.3

	$819.6	100.0%	$772.8	100.0%	$770.4	100.0%

Results of Operations—Comparison of Years Ended December 31, 2012 and 2011

The following table sets forth consolidated results of operations for the year ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$819.6	100.0%	$772.8	100.0%	$46.8
Cost of sales	556.1	67.8	538.5	69.7	17.6

Gross profit	263.5	32.2	234.3	30.3	29.2

Selling, general and administrative expenses	79.0	9.6	68.4	8.8	10.6
Research and development expenses	78.7	9.6	76.8	9.9	2.0
Restructuring and impairment charges	—	—	4.1	0.5	(4.1)
Special expense for IPO incentive	—	—	12.1	1.6	(12.1)

Operating income	105.8	12.9	72.9	9.4	32.9

Interest expense, net	(22.6)	(2.8)	(25.0)	(3.2)	2.4
Foreign currency gain (loss), net	56.0	6.8	(11.6)	(1.5)	67.6
Loss on early extinguishment of senior notes	—	—	(5.5)	(0.7)	5.5
Others	2.1	0.3	(1.0)	(0.1)	3.2

	35.5	4.3	(43.1)	(5.6)	78.6

Income before income taxes	141.3	17.2	29.8	3.9	111.5
Income tax expenses (benefits)	(52.0)	(6.3)	8.0	1.0	(60.0)

Net income	$193.3	23.6%	$21.8	2.8%	$171.5

Net Sales

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$302.2	36.9%	$339.0	43.9%	$(36.8)
Power Solutions	124.7	15.2	92.5	12.0	32.2
Semiconductor Manufacturing Services	389.8	47.6	338.3	43.8	51.5
All other	2.8	0.3	3.0	0.3	(0.2)

	$819.6	100.0%	$772.8	100.0%	$46.8

Net sales were $819.6 million for the year ended December 31, 2012, a $46.8 million, or 6.1%, increase compared to $772.8 million for the year ended December 31, 2011.

Display Solutions. Net sales from our Display Solutions segment were $302.2 million for the year ended December 31, 2012, a $36.8 million, or 10.8%, decrease compared to $339.0 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in sales volume related to lower demand for certain consumer electronics products such as digital televisions and PCs and a decrease in average selling prices.

Power Solutions. Net sales from our Power Solutions segment were $124.7 million for the year ended December 31, 2012, a $32.2 million, or 34.8%, increase compared to $92.5 million for the year ended

December 31, 2011. The increase was primarily due to an increase in sales volume and an increase in average selling prices driven by an improved product mix and higher demand for MOSFET and power management products from existing and new customers as we grew this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $389.8 million for the year ended December 31, 2012, a $51.5 million, or 15.2%, increase compared to $338.3 million for the year ended December 31, 2011. This increase was primarily due to an increase in sales volume of eight-inch equivalent wafers driven by higher market demand and an increase in average selling prices.

All Other. Net sales from All other were $2.8 million for the year ended December 31, 2012, a $0.2 million, or 7.3%, decrease compared to $3.0 million for the year ended December 31, 2011. This decrease was primarily due to a decrease in the disposal of waste materials.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2012, and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$379.4	46.3%	$397.3	51.4%	$(17.9)
Asia Pacific	244.3	29.8	218.2	28.2	26.1
Japan	27.4	3.3	58.2	7.5	(30.8)
North America	126.0	15.4	81.7	10.6	44.3
Europe	39.3	4.8	14.0	1.8	25.2
Africa	3.2	0.4	3.4	0.5	(0.2)

	$819.6	100.0%	$772.8	100.0%	$46.8

Net sales in North America for the year ended December 31, 2012 increased from $81.7 million to $126.0 million compared to the year ended December 31, 2011, or by $44.3 million, or 54.2%, primarily due to increased demand in the market for Semiconductor Manufacturing Services products. Net sales in Japan for the year ended December 31, 2012 decreased from $58.2 million to $27.4 million compared to the year ended December 31, 2011, or by $30.8 million, or 52.9%, primarily due to decreased demand in the market for Display Solutions products.

Gross Profit

Total gross profit was $263.5 million for the year ended December 31, 2012 compared to $234.3 million for the year ended December 31, 2011, a $29.2 million, or 12.5%, increase. Gross profit as a percentage of net sales for the year ended December 31, 2012 increased to 32.2% compared to 30.3% for the year ended December 31, 2011. This increase in gross profit was primarily attributable to an increase in average selling prices in our Semiconductor Manufacturing Services segment and in our Power Solutions segment, which were partially offset by a decrease in product sales volume and a decrease in average selling prices in our Display Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $79.0 million, or 9.6% of net sales for the year ended December 31, 2012, compared to $68.4 million, or 8.8% of net sales for the year ended December 31, 2011. The increase of $10.6 million, or 15.5%, was primarily attributable to an increase in salaries and related expenses resulting from an annual salary increase, an increase in outside service fees related to secondary offering expenses and an increase in tax and dues related to value added tax return revisions.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2012 were $78.7 million, or 9.6% of net sales, an increase of $2.0 million, or 2.5%, from $76.8 million, or 9.9% of net sales for the year ended December 31, 2011. This increase was primarily due to an increase in material costs and an increase in salaries and related expenses resulting from an annual salary increase.

Restructuring and Impairment Charges. We had no restructuring and impairment charges for the year ended December 31, 2012 compared to $4.1 million for the year ended December 31, 2011. Restructuring charges of $1.6 million recorded for the year ended December 31, 2011 were related to the closure of our research and development center in Japan and our sales subsidiary in the U.K. Impairment charges of $2.5 million for the year ended December 31, 2011 consisted of $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets.

Special expense for the MagnaChip Corporation IPO Incentive. We paid special cash incentive payments to all employees, excluding management, which were contingent upon the consummation of the MagnaChip Corporation IPO in March 2011, and had no corresponding expense in 2012.

Operating Income

As a result of the foregoing, operating income increased by $32.9 million, or 45.1%, in the year ended December 31, 2012 compared to the year ended December 31, 2011. As discussed above, the increase in operating income primarily resulted from a $29.2 million increase in gross profit, the payment of a $12.1 million special cash incentive to all employees, excluding management, in connection with the MagnaChip Corporation IPO in 2011 and a $4.1 million decrease in restructuring and impairment charges, which were partially offset by a $10.6 million increase in selling, general and administrative expenses and a $2.0 million increase in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $22.6 million for the year ended December 31, 2012, a decrease of $2.4 million compared to $25.0 million for the year ended December 31, 2011. Interest expense for the year ended December 31, 2012 and 2011 was incurred primarily under our $250.0 million principal amount senior notes issued on April 9, 2010. This decrease was attributable to the repurchase of $35.0 million and $11.3 million out of an initial aggregate amount of $250.0 million of our senior notes on May 16, 2011 and on September 19, 2011, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the year ended December 31, 2012 was $56.0 million, compared to net foreign currency loss of $11.6 million for the year December 31, 2011. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,071.1:1 and 1,153.3:1 using the first base rate as of December 31, 2012 and December 31, 2011, respectively, as quoted by the Korea Exchange Bank.

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

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the year ended December 31, 2012 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses (Benefits). Income tax benefits for the year ended December 31, 2012 were $52.0 million, compared to $8.0 million of income tax expenses for the year ended December 31, 2011. Income tax benefits for the year ended December 31, 2012 were comprised of $62.7 million in income tax benefits from the change of deferred tax assets, $6.0 million of current income tax expenses, net incurred in various jurisdictions in which our subsidiaries are located, $4.2 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized and $0.4 million of additional recognition of liabilities for uncertain tax positions.

Net Income

As a result of the foregoing, net income increased by $171.5 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. As discussed above, the increase in net income was primarily due to a $67.6 million increase in foreign currency gain, a $32.9 million increase in operating income, a $2.4 million decrease in interest expenses, a $5.5 million loss on the early extinguishment of senior notes for the year ended December 31, 2011 and a $60.0 million decrease in income tax expenses.

Results of Operations—Comparison of Years Ended December 31, 2011 and December 31, 2010

The following table sets forth consolidated results of operations for the year ended December 31, 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$772.8	100.0%	$770.4	100.0%	$2.4
Cost of sales	538.5	69.7	526.8	68.4	11.7

Gross profit	234.3	30.3	243.6	31.6	(9.3)

Selling, general and administrative expenses	68.4	8.8	66.6	8.6	1.8
Research and development expenses	76.8	9.9	83.5	10.8	(6.7)
Restructuring and impairment charges	4.1	0.5	2.0	0.3	2.1
Special expense for IPO incentive	12.1	1.6	—	—	12.1

Operating income	72.9	9.4	91.4	11.9	(18.6)

Interest expense, net	(25.0)	(3.2)	(22.9)	(3.0)	(2.1)
Foreign currency gain (loss), net	(11.6)	(1.5)	14.7	1.9	(26.3)
Loss on early extinguishment of senior notes	(5.5)	(0.7)	—	—	(5.5)
Others	(1.0)	(0.1)	(0.7)	(0.1)	(0.3)

	(43.1)	(5.6)	(8.9)	(1.2)	(34.2)

Income before income taxes	29.8	3.9	82.5	10.7	(52.8)
Income tax expenses	8.0	1.0	8.4	1.1	(0.4)

Net income	$21.8	2.8%	$74.1	9.6%	$(52.3)

Net Sales

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$339.0	43.9%	$305.9	39.7%	$33.1
Power Solutions	92.5	12.0	57.3	7.4	35.2
Semiconductor Manufacturing Services	338.3	43.8	405.2	52.6	(66.9)
All other	3.0	0.3	2.1	0.3	1.0

	$772.8	100.0%	$770.4	100.0%	$2.4

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

Net sales in Korea for the year ended December 31, 2011 increased from $379.1 million to $397.3 million compared to the year ended December 31, 2010, or by $18.2 million, or 4.8%, primarily due to increased demand in the market for Display Solutions products. Net sales in North America for the year ended December 31, 2011 decreased from $95.2 million to $81.7 million compared to the year ended December 31, 2010, or by $13.5 million, or 14.1%, primarily due to decreased demand for Semiconductor Manufacturing Services products.

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

Special expense for the MagnaChip Corporation IPO Incentive. We paid special cash incentive payments to all employees, excluding management, which were contingent upon the consummation of the MagnaChip Corporation IPO, in March 2011, and had no corresponding expense in 2010.

Operating Income

As a result of the foregoing, operating income decreased by $18.6 million, or 20.2%, in the year ended December 31, 2011 compared to the year ended December 31, 2010. As discussed above, the decrease in operating income primarily resulted from the payment of a $12.1 million special cash incentive to all employees, excluding management, in connection with the MagnaChip Corporation IPO, a $2.1 million increase in restructuring and impairment charges, a $9.3 million decrease in gross profit and a $1.8 million increase in selling, general and administrative expenses, which were partially offset by a $6.7 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $25.0 million during the year ended December 31, 2011, an increase of $2.1 million compared to $22.9 million for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 was incurred primarily under our $250.0 million principal amount senior notes issued on April 9, 2010. We repurchased $35.0 million and $11.3 million out of $250.0 million initial aggregate principal amount of our senior notes on May 16 and September 19, 2011, respectively. Interest expense for the year ended December 31, 2010 was incurred under our $250.0 million principal amount senior notes issued on April 9, 2010 and partially incurred under our $61.6 million principal amount of new term loan, which was fully repaid on April 9, 2010.

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

Explanation and Reconciliation of Non-GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (vi) equity-based compensation expense, (vii) foreign currency loss (gain), net, (viii) derivative valuation loss (gain), net, (ix) expenses incurred for our secondary offering in May 2012 and tax and dues related to value added tax return revisions, which we refer to as secondary offering and others, (x) one-time incentive payments in connection with the MagnaChip Corporation IPO, and (xi) loss on early extinguishment of senior notes. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

•	Adjusted EBITDA eliminates the impact of a number of items that may be either one time or recurring items that we do not consider to be indicative of our core ongoing operating performance;

•	we believe that Adjusted EBITDA is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry;

•	our investor and analyst presentations will include Adjusted EBITDA; and

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

	Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In millions)
Net income	$193.3	$21.8	$74.1
Adjustments:
Depreciation and amortization	32.4	51.2	58.4
Interest expense, net	22.6	25.0	22.9
Income tax expenses (benefits)	(52.0)	8.0	8.4
Restructuring and impairment charges(a)	—	4.1	2.0
Inventory step-up(b)	—	—	0.9
Equity-based compensation expense(c)	2.0	2.2	5.2
Foreign currency loss (gain), net(d)	(56.0)	11.6	(14.7)
Derivative valuation loss (gain), net(e)	(2.1)	1.0	0.7
Secondary offering and others(f)	3.3	—	—
Special expense for IPO incentive(g)	—	12.1	—
Loss on early extinguishment of senior notes(h)	—	5.5	—

Adjusted EBITDA	$143.5	$142.5	$157.9

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets, (ii) for 2010, impairment charges of $2.0 million recorded, of which $1.6 million of impairment charges were recognized for abandoned in-process research and development projects and $0.4 million of impairment charges were recognized as a result of an annual impairment test of in-process research and development, accounted for as indefinite-lived intangible assets as part of the application of fresh-start accounting.

(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses incurred for our secondary offering in May 2012 and tax and dues related to value added tax return revisions.
(g)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(h)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

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

•	we use Adjusted Net Income in communications with our board of directors concerning our consolidated financial performance;

•	we believe that Adjusted Net Income is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry; and

•	our investor and analyst presentations will include Adjusted Net Income.

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) the increase in cost of sales resulting from the fresh-start accounting inventory step-up, (iii) equity-based compensation expense, (iv) amortization of intangibles, (v) foreign currency loss (gain), net, (vi) derivative valuation loss (gain), net, (vii) secondary offering and others, (viii) GAAP and cash tax expense difference, (ix) one-time incentive payments in connection with the MagnaChip Corporation IPO ,and (x) loss on early extinguishment of senior notes.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In millions)
Net income	$193.3	$21.8	$74.1
Adjustments:
Restructuring and impairment charges(a)	—	4.1	2.0
Inventory step-up(b)	—	—	0.9
Equity-based compensation expense(c)	2.0	2.2	5.2
Amortization of intangibles(d)	7.7	8.1	21.0
Foreign currency loss (gain), net(e)	(56.0)	11.6	(14.7)
Derivative valuation loss (gain), net(f)	(2.1)	1.0	0.7
Secondary offering and others(g)	3.3	—	—
GAAP and cash tax expense difference(h)	(64.7)	—	—
Special expense for IPO incentive(i)	—	12.1	—
Loss on early extinguishment of senior notes(j)	—	5.5	—

Adjusted Net Income	$83.5	$66.4	$89.2

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
(b)	This adjustment eliminates the one-time impact on cost of sales associated with the write-up of our inventory in accordance with the principles of fresh-start accounting upon consummation of the Chapter 11 reorganization.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(d)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(e)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(f)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(g)	This adjustment eliminates expenses incurred for our secondary offering in May 2012 and tax and dues related to value added tax return revisions.
(h)	This adjustment eliminates the impact of difference between GAAP and cash tax expense.
(i)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(j)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

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

Periodic Results of Operations

The following tables set forth unaudited selected consolidated financial data for each of the quarters in the eight-quarter period ended December 31, 2012. The information for each of these periods has been prepared on the same basis as the audited financial statements included elsewhere in this Report and, in the opinion of management, includes adjustments for normal recurring items, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Report. These operating results are not necessarily indicative of our operating results for any future period.

	Three months ended
	December 31, 2012*	September 30, 2012*	June 30, 2012*	March 31, 2012*	December 31, 2011*	September 30, 2011*	June 30, 2011*	March 31, 2011*
	(In millions)
Statements of Operations Data:
Net sales	$218.1	$221.9	$202.6	$177.0	$180.8	$200.4	$203.7	$187.9
Cost of sales	143.8	145.5	139.8	127.1	129.3	140.3	137.5	131.4

Gross profit	74.3	76.4	62.9	49.9	51.5	60.1	66.2	56.5

Selling, general and administrative expenses	19.3	21.4	20.1	18.2	17.5	17.9	17.5	15.4
Research and development expenses	19.7	19.4	19.8	19.8	18.7	19.0	20.6	18.5
Restructuring and impairment charges	—	—	—	—	—	1.6	2.5	—
Special expense for IPO incentive	—	—	—	—	—	—	—	12.1

Operating income	35.3	35.6	23.0	11.9	15.3	21.6	25.6	10.4

Interest expense, net	(5.7)	(5.7)	(5.6)	(5.6)	(5.6)	(5.9)	(6.4)	(7.1)
Foreign currency gain (loss), net	33.7	21.8	(10.6)	11.1	16.8	(68.1)	18.2	21.4
Loss on early extinguishment of senior notes	—	—	—	—	—	(1.4)	(4.1)	—
Others	0.6	0.6	0.7	0.1	(0.9)	(0.5)	0.2	0.2

	28.6	16.7	(15.5)	5.6	10.3	(75.8)	8.0	14.4
Income (loss) before income taxes	64.0	52.3	7.5	17.5	25.6	(54.2)	33.6	24.8
Income tax expenses (benefits)	(61.3)	3.9	3.2	2.2	1.9	1.8	2.0	2.4

Net income (loss)	$125.3	$48.4	$4.3	$15.3	$23.7	$(56.0)	$31.6	$22.5

Earning (loss) per share/unit—
Basic	$3.50	$1.34	$0.12	$0.41	$0.61	$(1.43)	$0.81	$0.59
Diluted	$3.38	$1.30	$0.12	$0.40	$0.61	$(1.43)	$0.78	$0.57

Supplemental Data (unaudited):
Adjusted EBITDA(1)	$44.4	$46.7	$32.6	$19.8	$24.5	$36.8	$44.1	$37.1
Adjusted Net Income(2)	28.7	30.4	17.9	6.5	10.1	18.2	22.4	15.7

*	Derived from our unaudited interim consolidated financial statements.

(1)	We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net, (viii) expenses incurred for our secondary offering in May 2012 and tax and dues related to value added tax return revisions, which we refer to as secondary offering and others, (ix) one-time incentive payments in connection with the MagnaChip Corporation IPO, and (x) loss on early extinguishment of senior notes. A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Three months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In millions)
Net income (loss)	$125.3	$48.4	$4.3	$15.3	$23.7	$(56.0)	$31.6	$22.5
Adjustments:
Depreciation and amortization	8.6	8.5	7.9	7.5	8.9	13.0	15.4	13.9
Interest expense, net	5.7	5.7	5.6	5.6	5.6	5.9	6.4	7.1
Income tax expenses (benefits)	(61.3)	3.9	3.2	2.2	1.9	1.8	2.0	2.4
Restructuring and impairment charges(a)	—	—	—	—	—	1.6	2.5	—
Equity-based compensation expense(b)	0.5	0.5	0.5	0.5	0.3	0.6	0.6	0.6
Foreign currency loss (gain), net(c)	(33.7)	(21.8)	10.6	(11.1)	(16.8)	68.1	(18.2)	(21.4)
Derivative valuation loss (gain), net(d)	(0.6)	(0.6)	(0.7)	(0.1)	0.9	0.5	(0.2)	(0.2)
Secondary offering and others(e)	—	2.1	1.2	—	—	—	—	—
Special expense for IPO incentive(f)	—	—	—	—	—	—	—	12.1
Loss on early extinguishment of senior notes(g)	—	—	—	—	—	1.4	4.1	—

Adjusted EBITDA	$44.4	$46.7	$32.6	$19.8	$24.5	$36.8	$44.1	$37.1

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses incurred for our secondary offering in May 2012 and tax and dues related to value added tax return revisions.
(f)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(g)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

(2)

We define Adjusted Net Income for the periods indicated as net income (loss) less income from discontinued operations, net of taxes, adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) secondary offering and others, (vii) GAAP and cash tax expense difference, (viii) one-time incentive payments in connection with the MagnaChip Corporation IPO, and (ix) loss on early extinguishment of senior notes. The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In millions)
Net income (loss)	$125.3	$48.4	$4.3	$15.3	$23.7	$(56.0)	$31.6	$22.5
Adjustments:
Restructuring and impairment charges(a)	—	—	—	—	—	1.6	2.5	—
Equity-based compensation expense(b)	0.5	0.5	0.5	0.5	0.3	0.6	0.6	0.7
Amortization of intangibles(c)	1.9	1.8	2.0	2.0	2.0	2.1	2.1	2.0
Foreign currency loss (gain), net(d)	(33.7)	(21.8)	10.6	(11.1)	(16.8)	68.1	(18.2)	(21.4)
Derivative valuation loss (gain), net(e)	(0.6)	(0.6)	(0.7)	(0.1)	0.9	0.4	(0.3)	(0.2)
Secondary offering and others(f)	—	2.1	1.2	—	—	—	—	—
GAAP and cash tax expense difference(g)	(64.7)	—	—	—	—	—	—	—
Special expense for IPO incentive(h)	—	—	—	—	—	—	—	12.1
Loss on early extinguishment of senior notes(i)	—	—	—	—	—	1.4	4.1	—

Adjusted Net Income	$28.7	$30.4	$17.9	$6.5	$10.1	$18.2	$22.4	$15.7

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2011, restructuring charges of $1.6 million related to the closure of our research and development center in Japan and sales subsidiary in the U.K. and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the acquisition accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses incurred for our secondary offering in May 2012 and tax and dues related to value added tax return revisions.
(g)	This adjustment eliminates the impact of difference between GAAP and cash tax expense.
(h)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip Corporation IPO.
(i)	This adjustment eliminates the impact of loss on repurchase of $46.3 million of our senior notes for the year ended December 31, 2011.

Our net sales for the three months ended June 30, 2011 increased by 8.4% from the three months ended March 31, 2011, primarily due to increased market demand for Display Solutions and Power Solutions products. Our net sales for the three months ended September 30, 2011 decreased by 1.6% from the three months ended

June 30, 2011, primarily due to decreased market demand for Semiconductor Manufacturing Services. Our net sales for the three months ended December 31, 2011 decreased by 9.8% from the three months ended September 30, 2011, primarily due to decreased market demand for Semiconductor Manufacturing Services and Display Solutions products as a result of our customers’ efforts to reduce their inventory levels. Our net sales for the three months ended March 31, 2012 decreased by 2.1% from the three months ended December 31, 2011 primarily due to lower demand for certain consumer electronics products such as digital televisions in Display Solutions segment. Our net sales for the three months ended June 30, 2012 increased by 14.5% from the three months ended March 31, 2012, primarily due to increased market demand for Semiconductor Manufacturing Services and Power Solutions products. Our net sales for the three months ended September 30, 2012 increased by 9.5% from the three months ended June 30, 2012, primarily due to increased market demand for Semiconductor Manufacturing Services. Our net sales for the three months ended December 31, 2012 decreased by 1.7% from the three months ended September 30, 2012, primarily due to decreased market demand for Semiconductor Manufacturing Services and Power Solutions products as a result of our customers’ efforts to reduce their inventory levels.

Gross margin increased to 32.5% in the three months ended June 30, 2011 from 30.1% in the three months ended March 31, 2011. The increase was primarily due to increased sales volume in Display Solutions and Power Solutions. Gross margin decreased to 30.0% in the three months ended September 30, 2011 from 32.5% in the three months ended June 30, 2011. The decrease was primarily due to an increase in cost of sales compared to a decrease in net sales. Gross margin decreased to 28.5% in the three months ended December 31, 2011 from 30.0% in the three months ended September 30, 2011. The decrease was primarily due to decreased sales volume resulting from our customers’ efforts to reduce their inventory levels and lower utilization of our manufacturing facilities. Gross margin decreased to 28.2% in the three months ended March 31, 2012 from 28.5% in the three months ended December 31, 2011. The decrease was primarily due to decreased sales volume in Display Solutions. Gross margin increased to 31.0% in the three months ended June 30, 2012 from 28.2% in the three months ended March 31, 2012. The increase was primarily due to increased sales volume in Semiconductor Manufacturing Services and Power Solutions. Gross margin increased to 34.5% in the three months ended September 30, 2012 from 31.0% in the three months ended June 30, 2012. The increase was primarily due to increased sales volume in Semiconductor Manufacturing Services. Gross margin decreased to 34.1% in the three months ended December 31, 2012 from 34.5% in the three months ended September 30, 2012. The decrease was primarily due to decreased sales volume resulting from our customers’ efforts to reduce their inventory levels.

Selling, general and administrative expenses for the three months ended June 30, 2011 increased compared to the three months ended March 31, 2011 primarily due to an increase in salaries resulting from annual incentive payments and an increase in outside service fees. Selling, general and administrative expenses remained relatively constant over the quarters ended December 31, 2011, September 30, 2011 and June 30, 2011. Selling, general and administrative expenses for the three months ended June 30, 2012 increased compared to the three months ended March 31, 2012 primarily due to an increase in outside service fees related to secondary offering expense. Selling, general and administrative expenses for the three months ended September 30, 2012 increased compared to the three months ended June 30, 2012 primarily due to an increase in tax and dues related to value added tax return revisions. Selling, general and administrative expenses remained relatively constant over the quarters ended December 31, 2012 and September 30, 2012, except for tax and dues related to value added tax return revisions in September 2012.

Research and development expenses for the three months ended June 30, 2011 increased compared to the three months ended March 31, 2011 primarily due to an increase in salaries resulting from annual incentive payments and increases in depreciation and amortization. Research and development expenses as a percentage of net sales remained relatively constant over the four quarters beginning from January 1, 2011. Research and development expenses for the three months ended March 31, 2012 increased compared to the three months ended December 31, 2011 primarily due to an increase in material costs. Research and development expenses remained relatively constant over the four quarters beginning from January 1, 2012.

Restructuring and impairment charges for the three months ended September 30, 2011 and June 30, 2011, were primarily related to the closure of our research and development center in Japan and sales subsidiary in the U.K and impairment of twelve abandoned in-process research and development projects.

Interest expenses for the three months ended September 30, 2011 decreased compared to the three months ended June 30, 2011 and the three months ended March 31, 2011 primarily due to a $35.0 million repurchase out of $250.0 million aggregate senior notes then outstanding. Interest expenses for the three months ended December 31, 2011 decreased compared to the three months ended September 30, 2011 primarily due to a $11.3 million repurchase out of $215.0 million aggregate senior notes then outstanding. Interest expenses remained constant over the four quarters beginning from January 1, 2012.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss recorded for intercompany borrowing at our Korean subsidiary and is affected by changes in the exchange rate between Korean won and the U.S. dollar. During the three months ended September 30, 2011 and the three months ended June 30, 2012, foreign currency losses were recognized due to the depreciation of the Korean won against the U.S. dollar. During the three months ended March 31, 2011, the three months ended June 30, 2011, the three months ended December 31, 2011, the three months ended March 31, 2012, the three months ended September 30, 2012, and the three months ended December 31, 2012, foreign currency gains have been recognized due to the appreciation of the Korean won against the U.S. dollar.

Others for the eight quarters beginning from January 1, 2011 were comprised of gain (loss) on valuation of derivatives, which represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income tax expenses for the year ended December 31, 2011 and income tax benefits for the year ended December 31, 2012 were primarily comprised of withholding taxes paid on intercompany interest payments, current income taxes incurred in various jurisdictions in which we operate, liabilities for uncertain tax positions and the income tax effect from the change of deferred tax assets. Income tax expenses for the three months ended September 30, 2011 decreased compared to the three months ended June 30, 2011 primarily due to a decrease in withholding taxes paid on intercompany interest payments. Income tax expenses for the three months ended September 30, 2012 increased compared to the three months ended June 30, 2012 primarily due to an increase in current income taxes incurred in various jurisdictions. Income tax expenses for the three months ended December 31, 2012 decreased compared to the three months ended September 30, 2012 primarily due to the release of a deferred tax assets valuation allowance of MagnaChip Korea.

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

As of December 31, 2012, our cash and cash equivalents balance was $182.2 million, a $20.1 million increase, compared to $162.1 million as of December 31, 2011. The increase resulted from $121.1 million of cash inflow provided by operating activities, which was offset by $63.5 million of cash outflow used in investing activities including $8.6 million related to the acquisition of Dawin Electronics and $30.1 million of cash outflow used in financing activities including our repurchase of $28.1 million of our common stock. As of December 31, 2011, our cash and cash equivalents balance was $162.1 million, a $10.1 million decrease, compared to $172.2 million as of December 31, 2010. The decrease resulted from $57.2 million of cash outflow used in investing activities and $59.1 million of cash outflow used in financing activities including $50.3 million repurchase of senior notes and $11.8 million stock repurchase, which was offset by $104.5 million of cash inflow provided by operating activities.

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. The stock repurchase program began on October 27, 2011 and was scheduled to end on October 27, 2012 unless earlier terminated by our board. On August 13, 2012, we announced that our board of directors extended our existing stock repurchase program through October 27, 2013, and increased the total amount of common stock we may repurchase by an additional $25 million, subject to applicable legal and contractual restrictions, for a maximum aggregate repurchase amount under the program of up to $60 million. The stock repurchase program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice.

In addition, from time to time, depending on market conditions and other factors, we may, as part of ordinary cash management and treasury functions, repurchase and retire additional outstanding 10.500% senior notes due 2018, in open market, privately negotiated transactions or otherwise.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $121.1 million for the year ended December 31, 2012, compared to $104.5 million of cash provided by operating activities in the year ended December 31, 2011. The net operating cash inflow for the year ended December 31, 2012 reflects our net income of $193.3 million and non-cash adjustments of $(7.9) million, which mainly consisted of gain on foreign currency translation, depreciation and amortization and accrued severance benefits and an increase in net operating assets of $64.3 million.

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

Our working capital balance as of December 31, 2012 was $308.4 million compared to $235.4 million as of December 31, 2011. The $73.0 million increase was primarily attributable to a $20.1 million increase in cash and cash equivalents, a $26.5 million increase in inventories and a $17.4 million increase in accounts receivable, which were partially offset by a $11.8 million increase in accrued expense.

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

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $63.5 million in the year ended December 31, 2012, compared to $57.2 million of cash generated by investing activities in the year ended December 31, 2011. The increase was primarily due to $8.6 million related to the acquisition of Dawin Electronics and a $13.5 million increase in capital expenditures, which were partially offset by a $14.0 million change in restricted cash.

Cash flows used in investing activities totaled $57.2 million in the year ended December 31, 2011, compared to $43.7 million of cash generated by investing activities in the year ended December 31, 2010. The increase was primarily due to an increase in capital expenditures of $4.7 million.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $30.1 million for the year ended December 31, 2012, compared to $59.1 million of cash outflow provided by financing activities for the year ended December 31, 2011. The financing cash outflow for the year ended December 31, 2012 mainly consists of the repurchase of $28.1 million of our outstanding common stock and $3.0 million repayment of capital lease obligations. We repurchased 2,432,477 shares of common stock at a cost of $28.1 million for the year ended December 31, 2012.

Cash outflow used in financing activities totaled $59.1 million for the year ended December 31, 2011, compared to $42.5 million of cash inflow provided by financing activities for the year ended December 31, 2010. In March 2011, we completed the MagnaChip Corporation IPO in which an aggregate amount of $133.0 million of our equity securities were sold. Net proceeds from new shares of common stock issued by us from the MagnaChip Corporation IPO were $8.8 million, after deducting $3.6 million of IPO expenses paid for the three months ended March 31, 2011 and $0.9 million of underwriters’ discounts and commissions. In May 2011, we paid $38.2 million, including a repurchase premium of $3.2 million, in order to repurchase $35.0 million out of $250.0 million aggregate senior notes then outstanding. In September 2011, we paid $12.1 million including repurchase premium of $0.8 million in order to repurchase $11.3 million out of $215.0 million aggregate senior notes then outstanding. We repurchased 1,531,540 shares of common stock at a cost of $11.8 million for the year ended December 31, 2011.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability.

For the year ended December 31, 2012, capital expenditures were $62.4 million, a $13.5 million, or 27.7%, increase from $48.9 million in the year ended December 31, 2011. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(In millions)
Senior notes(1)	$321.4	$21.4	$21.4	$21.4	$21.4	$21.4	$214.4
Operating lease(2)	50.1	6.2	2.3	2.2	2.2	2.2	35.0
Others(3)	20.6	8.1	6.3	4.2	2.0	—	—

(1)	Interest payments as well as $203.7 million aggregate principal amount outstanding as of December 31, 2012 out of $250.0 million senior notes originally issued in April 2010, which bear interest at a rate of 10.500% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,071.1.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.8 million as of December 31, 2012. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

We believe that our significant accounting policies, which are described in Note 5 to the consolidated financial statements of MagnaChip Semiconductor Corporation for the year ended December 31, 2012 included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

Sales of Accounts Receivable

We entered into a factoring arrangement with a financial institution under which we transfer certain receivables. We accounts for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constraints the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain (loss) reflected in earning during the period of sale.

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

Technology, customer relationships and intellectual property assets are considered definite-lived assets and are amortized on a straight-line basis over their respective useful lives, ranging from four to ten years.

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

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and expiration of tax credits and net operating loss carry-forwards. We established valuation allowances for deferred tax assets at most of our subsidiaries since, other than with respect to two subsidiaries, it is not probable that a majority of the deferred tax assets will be realizable. The valuation allowance at these subsidiaries was not established since it is more likely than not that the deferred tax assets at these subsidiaries will be realizable based on the current prospects for their future taxable income.

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

However, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-12 is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Early adoption is permitted. We adopted the applicable requirements of ASU 2011-08 in fiscal 2012.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2012 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $6.8 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at December 31, 2012, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.1 million in our U.S. dollar cash balance.

Interest Rate Exposures

As of December 31, 2012, $203.7 million aggregate principal amount of our senior notes remained outstanding. Our senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at December 31, 2012, we estimate that the fair value of this fixed rate note would decrease by $8.4 million and we would have additional interest expense costs over the market rate of $1.2 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at December 31, 2012, we estimate that the fair value of this fixed rate note would increase by $8.8 million and we would have a reduction in interest expense costs over the market rate of $1.3 million (on a 360-day basis).

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MagnaChip Semiconductor Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MagnaChip Semiconductor Corporation and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2012 and 2011. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 22, 2013

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$182,238	$162,111
Restricted cash	133	6,830
Accounts receivable, net	143,331	125,922
Inventories, net	89,363	62,836
Other receivables	1,429	256
Prepaid expenses	7,884	6,032
Current deferred income tax assets	22,768	3,406
Other current assets	9,680	12,503

Total current assets	456,826	379,896

Property, plant and equipment, net	238,256	182,663
Intangible assets, net	15,260	16,787
Long-term prepaid expenses	18,048	4,790
Deferred income tax assets	46,710	3,537
Other non-current assets	14,866	15,002

Total assets	$789,966	$602,675

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$79,236	$77,848
Other accounts payable	15,600	13,452
Accrued expenses	43,486	31,723
Current portion of capital lease obligation	—	2,852
Derivative liabilities	—	9,757
Other current liabilities	9,973	2,007

Total current liabilities	148,295	137,639

Long-term borrowings, net	201,653	201,389
Accrued severance benefits, net	112,446	90,755
Other non-current liabilities	17,263	6,222

Total liabilities	479,657	436,005

Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 39,599,374 shares issued and 35,635,357 outstanding at December 31, 2012 and 39,439,115 shares issued and 37,907,575 outstanding at December 31, 2011	396	394
Additional paid-in capital	101,885	98,929
Retained earnings	287,251	93,950
Treasury stock, 3,964,017 and 1,531,540 shares at December 31, 2012 and 2011, respectively	(39,918)	(11,793)
Accumulated other comprehensive loss	(39,305)	(14,810)

Total stockholders’ equity	310,309	166,670

Total liabilities and stockholders’ equity	$789,966	$602,675

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands of US dollars, except share data)
Net sales	$819,592	$772,831	$770,405
Cost of sales	556,091	538,515	526,847

Gross profit	263,501	234,316	243,558

Selling, general and administrative expenses	78,971	68,367	66,640
Research and development expenses	78,723	76,767	83,524
Restructuring and impairment charges	—	4,096	2,003
Special expense for IPO incentive	—	12,146	—

Operating income	105,807	72,940	91,391

Other income (expenses)
Interest expense, net	(22,600)	(24,984)	(22,899)
Foreign currency gain (loss), net	55,961	(11,633)	14,724
Loss on early extinguishment of senior notes	—	(5,459)	—
Others	2,119	(1,052)	(706)

	35,480	(43,128)	(8,881)

Income before income taxes	141,287	29,812	82,510

Income tax expenses (benefits)	(52,014)	8,019	8,390

Net income	$193,301	$21,793	$74,120

Earnings per common share—
Basic	$5.29	$0.56	$1.96
Diluted	$5.16	$0.55	$1.89

Weighted average number of shares—
Basic	36,567,684	38,775,642	37,836,256
Diluted	37,496,965	39,774,898	39,144,287

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands of US dollars)
Net income	$193,301	$21,793	$74,120
Other comprehensive income (loss)
Unrealized gain (loss) on investments	(15)	(103)	78
Derivative adjustments	9,845	(16,537)	8,767
Foreign currency translation adjustments	(34,325)	7,105	(7,938)

Total comprehensive income	$168,806	$12,258	$75,027

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained earnings (accumulated deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
	(In thousands of US dollars, except share data)
Balance at January 1, 2010	38,385,544	$384	$223,451	$(1,963)	$—	$(6,182)	$215,690

Forfeiture of restricted stock	(2,305)	—	—	—	—	—	—
Stock-based compensation	18,750	—	2,823	—	—	—	2,823
Distribution to stockholders	—	—	(130,689)	—	—	—	(130,689)
Comprehensive income:
Net income	—	—	—	74,120		—	74,120
Fair valuation of derivatives	—	—	—	—	—	3,982	3,982
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	4,785	4,785
Foreign currency translation adjustments.	—	—	—	—	—	(7,938)	(7,938)
Unrealized gains on investments	—	—	—	—	—	78	78

Total comprehensive income							75,027

Balance at December 31, 2010	38,401,989	$384	$95,585	$72,157	$—	$(5,275)	$162,851

Forfeiture of restricted stock	(3,465)	—	—	—	—	—	—
Stock-based compensation	—	—	1,258	—	—	—	1,258
Issuance of common stocks	950,586	10	1,557	—	—	—	1,567
Exercise of stock options	90,005	—	529	—	—	—	529
Acquisitions of treasury stock	(1,531,540)	—	—	—	(11,793)	—	(11,793)
Comprehensive income:
Net income	—	—	—	21,793	—	—	21,793
Fair valuation of derivatives	—	—	—	—	—	(5,041)	(5,041)
Reclassification to net income from accumulated other comprehensive income related to hedge derivatives	—	—	—	—	—	(11,496)	(11,496)
Foreign currency translation adjustments.	—	—	—	—	—	7,105	7,105
Unrealized loss on investments	—	—	—	—	—	(103)	(103)

Total comprehensive income							12,258

Balance at December 31, 2011	37,907,575	$394	$98,929	$93,950	$(11,793)	$(14,810)	$166,670

Stock-based compensation	—	—	1,996	—	—	—	1,996
Issuance of new stock	4,499	—	46	—	—	—	46
Exercise of stock options	155,708	2	914	—	—	—	916
Exercise of warrants	52	—	—	—	—	—	—
Acquisition of treasury stock	(2,432,477)	—	—	—	(28,125)	—	(28,125)
Comprehensive income:
Net income	—	—	—	193,301	—	—	193,301
Fair valuation of derivatives	—	—	—	—	—	4,788	4,788
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	5,057	5,057
Foreign currency translation adjustments.	—	—	—	—	—	(34,325)	(34,325)
Unrealized loss on investments	—	—	—	—	—	(15)	(15)

Total comprehensive income							168,806

Balance at December 31, 2012	35,635,357	$396	$101,885	$287,251	$(39,918)	$(39,305)	$310,309

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands of US dollars)
Cash flows from operating activities
Net income	$193,301	$21,793	$74,120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,390	51,224	58,395
Provision for severance benefits	20,937	14,698	19,684
Amortization of debt issuance costs and original issue discount	1,009	970	925
(Gain) loss on foreign currency translation, net	(63,567)	15,140	(17,084)
(Gain) loss on disposal of property, plant and equipment, net	(172)	(122)	39
Loss on disposal of intangible assets, net	27	25	13
Restructuring and impairment charges	—	2,499	2,003
Stock-based compensation	1,996	2,085	5,239
Cash used for reorganization items	—	—	1,573
Loss on early extinguishment of senior notes	—	5,459	—
Other	(470)	1,682	4,177
Changes in operating assets and liabilities
Accounts receivable	(7,534)	(6,234)	(41,370)
Inventories	(19,066)	4,274	(3,172)
Other receivables	(458)	2,657	297
Other current assets	10,944	(5,081)	2,997
Deferred tax assets	(62,743)	1,412	1,543
Accounts payable	(1,838)	18,084	(5,049)
Other accounts payable	(9,185)	(6,891)	8,483
Accrued expenses	24,412	(5,577)	3,992
Other current liabilities	11,857	(3,050)	962
Payment of severance benefits	(6,997)	(10,478)	(6,673)
Other	(3,740)	(38)	(3,129)

Net cash provided by operating activities before reorganization items	121,103	104,531	107,965

Cash used for reorganization items	—	—	(1,573)

Net cash provided by operating activities	121,103	104,531	106,392

Cash flows from investing activities
Decrease (increase) in restricted cash	6,783	(7,199)	—
Proceeds from disposal of plant, property and equipment	937	219	10
Purchase of plant, property and equipment	(61,522)	(48,173)	(43,616)
Payment for intellectual property registration	(882)	(696)	(553)
Payment for purchase of Dawin, net of cash required	(8,642)	—	—
Decrease in short-term financial instruments	173	—	329
Collection of guarantee deposits	81	1,544	1,198
Payment of guarantee deposits	(320)	(2,482)	(1,090)
Other	(136)	(371)	(6)

Net cash used in investing activities	(63,528)	(57,158)	(43,728)

Cash flows from financing activities
Proceeds from issuance of common stock	962	9,336	—
Proceeds from issuance of senior notes	—	—	246,685
Debt issuance costs paid	—	—	(8,313)
Repayment of long-term borrowings	—	—	(61,750)
Repurchase of senior notes	—	(50,307)	—
Repayment of obligations under capital lease	(2,968)	(6,312)	(3,476)
Distribution to stockholders	—	—	(130,689)
Acquisition of treasury stock	(28,125)	(11,793)	—

Net cash provided by (used in) financing activities	(30,131)	(59,076)	42,457
Effect of exchange rates on cash and cash equivalents	(7,317)	1,642	2,126

Net increase (decrease) in cash and cash equivalents	20,127	(10,061)	107,247

Cash and cash equivalents
Beginning of the period	162,111	172,172	64,925

End of the period	$182,238	$162,111	$172,172

Supplemental cash flow information
Cash paid for interest	$21,955	$24,722	$17,070

Cash paid (refunded) for income taxes	$(609)	$1,954	$773

Noncash investing and financing activities
Assets acquired under capital lease obligations	$—	$—	$10,673
Deferred offering costs reclassified as reduction of additional paid-in capital	$—	$7,194	$—

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

3. Summary of Significant Accounting Policies

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

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

Foreign Currency Translation

The Company has assessed in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), the functional currency of each of its subsidiaries in Luxembourg, the Netherlands and the United Kingdom and has designated the U.S. dollar to be their respective functional currencies. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the U.S. dollar are translated into the U.S. dollar in accordance with ASC 830. All the assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates for the respective periods. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss) of stockholders’ equity. Gains and losses due to transactions in currencies other than the functional currency are included as a component of other income (expense) in the statement of operations.

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

Sales of Accounts Receivable

The Company accounts for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constraints the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain (loss) reflected in earning during the period of sale.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

Goodwill and Acquired Intangible Assets

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition, assigning the goodwill to the Company’s applicable reporting units based on the relative expected fair value provided by the acquisition. The Company performs a quarterly review of goodwill for indicators of impairment. During the fourth quarter of each year, the Company performs an impairment assessment for each reporting unit, and impairment tests using a fair value approach when necessary.

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

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2012, 98% of all employees of the Company were eligible for severance benefits.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Utilizing these criteria, product revenue is recognized either upon shipment or upon delivery of the product at the customer’s location, depending on the terms of the arrangements. The Company’s revenue recognition policy is consistent across its product lines, marketing venues, and geographic areas.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $3,057 thousand, $2,408 thousand, and $1,594 thousand for the year ended December 31, 2012, the year ended December 31, 2011 and the year ended December 31, 2010, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $142 thousand, $148 thousand and $106 thousand for the year ended December 31, 2012, the year ended December 31, 2011 and the year ended December 31, 2010, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

Running royalties are paid based on the revenue of related products sold by the Company. For example, the Company entered into an agreement with a semiconductor design company, which comprised 67.5%, 78.6% and 77.5% of total running royalty expenses in the year ended December 31, 2012, the year ended December 31, 2011 and the year ended December 31, 2010, respectively.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. As permitted under ASC 718, the Company elected to recognize compensation expense for all options with graded vesting based on the graded attribution method.

The Company uses the Black-Scholes option-pricing model to measure the grant-date-fair-value of options. The Black-Scholes model requires certain assumptions to determine an option’s fair value, including expected term, risk free interest, expected volatility and fair value of underlying common share. The expected term of each

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

option grant was based on employees’ expected exercises and post-vesting employment termination behavior and the risk free interest rate was based on the U.S. Treasury yield curve for the period corresponding with the expected term at the time of grant. The expected volatility was estimated using historical volatility of share prices of similar public entities. No dividends were assumed for this calculation of option value.

Earnings per Share

In accordance with ASC 260, “Earnings Per Share” (“ASC 260”), the Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution of potential common stock outstanding during the period. In determining the hypothetical shares repurchased, the Company uses the average share price for the period.

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

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under the ASU 2012-02, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. ASU 2012-02 allows the Company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. The Company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the Company determines, based on a qualitative assessment, that is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for impairment tests for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 from the year ended December 31, 2012, and the adoption does not have a material impact on the Company’s consolidated financial statements.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Early adoption is permitted. The company adopted the applicable requirements of ASU 2011-08 in fiscal 2012.

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

However, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company adopted ASU 2011-05 and now presents consolidated statements of comprehensive income in a separate statement following the consolidated statements of operations.

4. Completion of Acquisition

On March 2, 2012, the Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., completed the acquisition of Dawin Electronics, a privately-held semiconductor company that designs and manufactures IGBT, Fast Recovery Diode and MOSFET modules.

The acquisition was accounted for as a business purchase pursuant to Accounting Standards Codification (ASC) 805, Business Combinations (“ASC 805”). As required by ASC 805-20, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the effective date of acquisition, March 2, 2012. The total consideration paid for the acquisition, amounted to $9,291 thousand. As a result of the acquisition, the Company expects to build up IGBT and FRD business position and improve IGBT module cost structure using Dawin’s developed technology and engineering know-how. The Company expects that the acquisition will be synergistic to its Power Solutions business and be accretive to its revenue which was reflected as goodwill in the amount of $3,163 thousand at the completion of the acquisition. The Company did not have any goodwill impairment during 2012.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5. Fair Value Measurements

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2012 and the basis for that measurement:

	Carrying Value December 31, 2012	Fair Value Measurement December 31, 2012	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities (other non-current assets)	$601	$601	$601	$—	$—
Derivative assets (other current assets)	514	514	—	514	—

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

As of December 31, 2012, the total carrying value and estimated fair value of the senior notes which are not measured at fair value on a recurring basis were $201,653 thousand and $229,152 thousand, respectively. The estimated fair value is based on Level 2 inputs.

As of December 31, 2011, the total carrying value and estimated fair value of the senior notes which are not measured at fair value on a recurring basis were $201,389 thousand and $214,894 thousand, respectively. The estimated fair value is based on Level 2 inputs.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

6. Accounts Receivable

Accounts receivable as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Accounts receivable	$145,499	$118,793
Notes receivable	1,251	9,603
Less:
Allowances for doubtful accounts	(529)	(462)
Cash return reserve	(408)	(481)
Low yield compensation reserve	(2,482)	(1,531)

Accounts receivable, net	$143,331	$125,922

Changes in allowance for doubtful accounts for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$(462)	$(609)
Bad debt expense	(30)	146
Write off	—	—
Translation adjustments	(37)	1

Ending balance	$(529)	$(462)

Changes in cash return reserve for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$(481)	$(322)
Addition to reserve	(444)	(2,750)
Payment made	552	2,587
Translation adjustments	(35)	4

Ending balance	$(408)	$(481)

Changes in low yield compensation reserve for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$(1,531)	$(2,134)
Addition to reserve	(2,333)	(861)
Payment made	1,519	1,468
Translation adjustments	(137)	(4)

Ending balance	$(2,482)	$(1,531)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $29,347 thousand for the year ended December 31, 2012 and these sales resulted in a pre-tax loss of $57 thousand for the year ended December 31, 2012, which is included in selling, general and administrative expenses in the consolidated Statements of Operations. Net proceeds of these accounts receivable sale program are recognized in the Consolidated Statements of Cash Flows as part of operating cash flows.

7. Inventories

Inventories as of December 31, 2012 and 2011 consist of the following:

	December 31, 2012	December 31, 2011
Merchandise	$7	$—
Finished goods	16,215	7,140
Semi-finished goods and work-in-process	66,050	46,562
Raw materials	11,426	9,933
Materials in-transit	2,177	1,471
Less: inventory reserve	(6,512)	(2,270)

Inventories, net	$89,363	$62,836

Changes in inventory reserve for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$(2,270)	$(7,040)
Change in reserve	(6,575)	2,997
Write off	2,529	1,709
Translation adjustments	(196)	64

Ending balance	$(6,512)	$(2,270)

8. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2012 and 2011 are comprised of the following:

	December 31, 2012	December 31, 2011
Buildings and related structures	$79,822	$73,021
Machinery and equipment	221,927	151,100
Vehicles and others	17,143	11,998
Equipment under capital lease	12,181	11,160

	331,073	247,279
Less: accumulated depreciation	(106,271)	(78,130)
accumulated depreciation on equipment under capital lease	(3,697)	(2,414)
Land	17,151	15,928

Property, plant and equipment, net	$238,256	$182,663

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Aggregate depreciation expenses totaled $23,348 thousand and $41,812 thousand for the year ended December 31, 2012, and 2011, respectively.

9. Intangible Assets

Intangible assets at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Technology	$25,011	$21,126
Customer relationships	29,010	26,777
Intellectual property assets	7,145	5,868
Less: accumulated amortization	(49,266)	(36,984)
Goodwill	3,360	—

Intangible assets, net	$15,260	$16,787

Aggregate amortization expenses for intangible assets totaled $9,042 thousand and $9,412 for the year ended December 31, 2012, and 2011, respectively. The estimated aggregate amortization expense of intangible assets for the next five years is $7,298 thousand in 2013, $1,679 thousand in 2014, $392 thousand in 2015, $392 thousand in 2016 and $392 thousand in 2017.

As part of its application of fresh-start reporting, the Company recognized fair value associated with IPR&D of $9,700 thousand. The Company accounted for IPR&D as an indefinite-lived intangible asset until completion or abandonment of the associated research and development projects.

When a project is completed, the carrying amount of the related IPR&D is reclassified into technology and amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product is recognized. Accordingly, IPR&D of $1,700 thousand in the Display Solutions segment and $2,950 thousand in the Semiconductor Manufacturing Services segment were reclassified into technology in 2010 and $1,572 thousand in the Semiconductor Manufacturing Services segment was reclassified into technology in 2011.

IPR&D assets are reviewed at least annually for impairment or more frequently if changes in circumstances indicate the asset may be impaired. If a project becomes impaired or abandoned, the carrying amount of the related intangible asset would be written down to its fair value and an impairment charge would be taken in the period in which the impairment occurs. The Company performed its annual impairment test as of September 30, 2010 and no impairment test was performed in 2011 since all remaining IPR&D projects were abandoned in 2011.

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

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

10. Derivative Financial Instruments

The Company’s Korean subsidiary entered into option, forward and zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of December 31, 2012 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
March 23, 2012	Zero cost collar	$54,000	January to March 2013
May 18, 2012	Zero cost collar	$54,000	April to June 2013
December 14, 2012	Zero cost collar	$54,000	July to September 2013
December 27, 2012	Zero cost collar	$54,000	October to December 2013

The option, forward and zero cost collar contracts qualify as cash flow hedges under ASC 815 since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding forward and zero cost collar contracts recorded as assets and liabilities as of December 31, 2012 and December 31, 2011 are as follows:

Derivatives designated as hedging instruments:		December 31, 2012	December 31, 2011
Asset Derivatives:
Zero cost collars	Other current assets	$514	$—
Liabilities Derivatives:
Forward	Derivative liabilities	—	6,801
Zero cost collars	Derivative liabilities	—	2,956

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the years ended December 31, 2012 and 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Options	$—	$(85)	Net sales	$—	$(829)	Other income (expenses)— Others	$—	$(18)
Forward	3,080	(3,061)	Net sales	(3,528)	10,771	Other income (expenses)— Others	1,636	(277)
Zero cost collars	1,708	(1,895)	Net sales	(1,529)	1,554	Other income (expenses)— Others	478	(764)

Total	$4,788	$(5,041)		$(5,057)	$11,496		$2,114	$(1,059)

The estimated net income as of December 31, 2012 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $420 thousand.

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

In addition, the Company is required to deposit cash collateral with two financial institutions, the counterparties to the option, forward and zero cost collar contracts, for any exposure in excess of $5 million for each financial institution. As of December 31, 2011, the Company has transferred $6,830 thousand of cash collateral to a counterparty for the purpose of credit support. This cash collateral is changed depending on derivative market exposures. The counterparty is required to return the cash collateral to the Company when the derivative market exposures decreases. Under this circumstance, the Company recorded the balance of $6,830 thousand as restricted cash in the balance sheet as of December 31, 2011. No cash collateral was required as of December 31, 2012.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

11. Product Warranties

Changes in accrued warranty liabilities for each period are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$550	$266
Addition to warranty reserve	4,217	1,172
Payments made	(2,765)	(879)
Translation adjustments	127	(9)

Ending balance	$2,129	$550

12. Long-term Borrowings

Long-term borrowings as of December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011
10.5% senior notes due April 2018	203,691	203,691
Discount on 10.5% senior notes due April 2018	(2,038)	(2,302)

Long-term borrowings, net of unamortized discount	$201,653	$201,389

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

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

The indenture relating to the Company’s 10.5% senior notes contains covenants that limit ability of the MagnaChip Semiconductor Corporation (the “Parent”), co-issuers and the restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem the Company’s capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment, sinking fund payment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness or related guarantee; (vi) merge with or into or sell all or substantially all of the Company’s assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity, to make loans to the Parent, co-issuers or other restricted subsidiaries or to transfer assets to the Parent, co-issuers or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the notes are rated investment grade at any time.

As of December 31, 2012, the Company is compliant with all of its covenant requirements in the indenture governing the senior notes.

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

13. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. (Korea). Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2012, 98% of all employees of the Company were eligible for severance benefits.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in accrued severance benefits for each period are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$91,882	$88,973
Provisions	20,937	14,698
Severance payments	(6,997)	(10,478)
Translation adjustments	7,802	(1,311)

	113,624	91,882
Less: cumulative contributions to the National Pension Fund	(395)	(403)
Group severance insurance plan	(783)	(724)

	$112,446	$90,755

The severance benefits are funded approximately 1.04% and 1.23% as of December 31, 2012 and 2011 respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its employees upon their normal retirement age:

Severance Benefit
2013	$—
2014	355
2015	367
2016	1,316
2017	1,761
2018 – 2022	18,066

The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement ages.

14. Warrants

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

15. Common Stock

Common stock par value $0.01 per share, was authorized in the amount of 150,000 thousand shares, of which 39,599 thousand shares were issued and 35,635 thousand shares were issued and outstanding as of December 31, 2012.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in common stock for each period are as follows:

	Year ended December 31, 2012		Year ended December 31, 2011
	Shares	Amount	Shares	Amount
Common stock at the beginning of the period	37,907,575	$394	38,401,989	$384
Forfeiture of restricted stock bonuses	—	—	(3,465)	—
Issuance of common stock	4,499	—	950,586	10
Exercise of stock options	155,708	2	90,005	—
Exercise of warrants	52	—	—	—
Acquisitions of treasury stock	(2,432,477)	—	(1,531,540)	—

Total common stock outstanding at the end of the period	35,635,357	$396	37,907,575	$394

On October 7, 2011, the Board of Directors of the Company approved a stock repurchase program under which the Company may repurchase up to $35 million of its common stock. The stock repurchase program began on October 27, 2011 and was scheduled to end on October 27, 2012. On August 13, 2012, the Company announced that its board of directors extended the existing stock repurchase program through October 27, 2013, and increased the total amount of common stock the Company may purchase by an additional $25 million, subject to applicable legal and contractual restrictions, for a maximum aggregate repurchase amount under the program of up to $60 million. The repurchase program does not obligate the Company to repurchase a minimum number of shares, and the program may be commenced, suspended, canceled or resumed at any time without prior notice. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s common stock and other factors, and subject to restrictions under applicable law and regulations. The Company purchased 2,432 thousand shares of common stock on the open market at a cost of $28,125 thousand for the year ended December 31, 2012 and 1,532 thousand shares of common stock at a cost of $11,793 thousand for the year ended December 31, 2011. The Company accounted for the treasury stock using the cost method, which treats it as a temporary reduction in stockholders’ equity. As a result, the stockholders’ equity has decreased by $28,125 thousand and $11,793 thousand for the years ended December 31, 2012 and 2011, respectively.

16. Equity Incentive Plans

The Company adopted its 2009 Common Unit Plan effective December 8, 2009, which is administered by the board of directors. Under the plan, employees, consultants and non-employee directors are eligible for equity incentives, including grants of options to purchase the Company’s common stock or restricted stock bonuses or restricted stock purchase rights and deferred stock awards, subject to terms and conditions determined by the board of directors. The term of options shall not exceed ten years from the date of grant. Restricted stock purchase rights shall be exercisable within a period established by the board of directors, which shall in no event exceed thirty days from the effective date of the grant. As of December 31, 2012, an aggregate maximum of 4,508 thousand shares were authorized and 286 thousand shares were reserved for all future grants.

Stock options are generally granted with exercise prices of no less than the fair market value of the Company’s common stock on the grant date. The requisite service period, or the period during which a grantee is required to provide service in exchange for option grants, coincides with the vesting period. The stock options vest over three years following grant, with 34% of the common stock vesting and becoming exercisable on the first year of grant date and 8% or 9% of the common stock subject to the options vesting on completion of each three-month period thereafter.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes stock option and restricted stock bonus activities for the year ended December 31, 2012, the year ended December 31, 2011 and the year ended December 31, 2010 after giving effect to the corporate conversion. At the date of grant, all options had an exercise price above the fair value of common stock:

	Number of Restricted Stock Bonuses	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2010	584,430	1,920,625	$9.28	—	9.9 years
Granted	18,750	114,250	15.60	—	—
Released from restriction	(309,810)	—	—	—	—
Forfeited	(2,309)	(77,115)	5.88	—	—

Outstanding at December 31, 2010	291,061	1,957,760	6.32	14,158	9.0 years

Vested and expected to vest at December 31, 2010	—	1,868,665	6.32	13,528	9.0 years
Exercisable at December 31, 2010	—	629,935	5.88	4,838	8.9 years

Outstanding at January 1, 2011	291,061	1,957,760	$6.32	14,158	9.0 years
Granted	—	181,125	11.68	—	—
Released from restriction	(287,595)	—	—	—	—
Forfeited	(3,466)	(39,920)	8.37	—	—
Exercised	—	(90,005)	5.88	—	—

Outstanding at December 31, 2011	—	2,008,960	$6.79	2,773	8.1 years

Vested and expected to vest at December 31, 2011	—	1,974,804	6.75	2,743	8.1 years
Exercisable at December 31, 2011	—	1,234,218	6.36	1,854	8.1 years

Outstanding at January 1, 2012	—	2,008,960	6.79	2,773	8.1 years
Granted	—	1,319,500	8.29	—	—
Forfeited	—	(95,271)	11.07	—	—
Exercised	—	(155,708)	5.88	—	—

Outstanding at December 31, 2012	—	3,077,481	7.35	26,385	7.9 years

Vested and expected to vest at December 31, 2012	—	3,020,787	7.32	25,981	7.9 years
Exercisable at December 31, 2012	—	1,713,426	6.51	16,119	7.0 years

On April 19, 2010, the Company made a distribution to its stockholders of $3.40 per share, which resulted in the option exercise price of all outstanding options being reduced by $3.40 pursuant to the anti-dilution provision in the award agreement.

Total compensation expenses recorded for the stock options pursuant to ASC 718 were $1,996 thousand for the year ended December 31, 2012 and for the restricted stock bonuses and stock options were $882 thousand and $1,203 thousand for the year ended December 31, 2011 and $2,923 thousand and $2,316 thousand for the

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

year ended December 31, 2010, respectively. As of December 31, 2012, there was $1,248 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average future periods of 0.8 year. Total fair values of restricted stock bonuses released from restriction were $1,818 thousand and $2,157 thousand for the year ended December 31, 2011 and 2010, respectively. Total fair value of options vested were $1,319 thousand, $1,674 thousand and $811 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted for the year ended December 31, 2012, the year ended December 31, 2011 and the year ended December 31, 2010 and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Grant-date fair value of option	$2.34	$3.27	$6.65
Expected term	2.9 Years	2.9 Years	2.9 Years
Risk-free interest rate	0.2%	0.5%	0.8%
Expected volatility	42.9%	41.8%	54.4%
Expected dividends	—	—	—

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value
Unvested options at the beginning of the period	774,742	$2.43	1,327,825	$2.37	1,920,625	$1.76
Granted options during the period	1,319,500	2.34	181,125	3.27	114,250	6.65
Vested options during the period	(611,327)	2.16	(647,306)	2.60	(629,935)	1.30
Forfeited options during the period	(66,677)	3.87	(27,488)	2.85	(77,115)	1.76
Exercised options during the period	(52,183)	1.85	(59,414)	1.97	—	—

Unvested options at the end of the period	1,364,055	$2.44	774,742	$2.43	1,327,825	$2.37

17. Restructuring and Impairment Charges

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

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

18. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances.

19. Income Taxes

The Company’s income tax expenses (benefits) are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction. “Domestic” refers to the income before taxes, current income taxes and deferred income taxes generated or incurred in the United States, where the Parent resides.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Income (loss) before income taxes
Domestic	$(2,598)	$(8,283)	$(439)
Foreign	143,885	38,095	82,949

	$141,287	$29,812	$82,510

Current income taxes expense
Domestic	$6,350	$54	$92
Foreign	4,146	6,036	6,555
Uncertain tax position liability (domestic)	14	41	121
Uncertain tax position liability (foreign)	175	507	251

	10,685	6,638	7,019

Deferred income taxes expense (benefit)
Domestic	—	—	—
Foreign	(62,699)	1,381	1,371

	(62,699)	1,381	1,371

Total income tax expenses (benefits)	$(52,014)	$8,019	$8,390

Prior to its conversion to a corporation, the Parent was a limited liability company and a non-taxable entity for US tax purpose, and thus the applicable statutory income tax rate was zero. After its conversion to a corporation, the Parent was a taxable entity for US tax purpose, and the applicable statutory income tax rate was 35.0%. MagnaChip Semiconductor, Ltd. (Korea) is the principal operating entity within the consolidated Company. The statutory income tax rate of MagnaChip Semiconductor, Ltd. (Korea), including tax surcharges, applicable to the consolidated Company was approximately 24.2% in 2012, 2011 and 2010.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Provision computed at statutory rate	$49,450	$10,434	$—
Permanent differences
Derivative assets adjustment	3,364	(6,334)	2,025
TPEC and hybrid interest income	2,398	(1,460)	—
Thin capitalization	97	3,422	2,742
Foreign exchange rate adjustment	(5,585)	(185)	(2,683)
Change in statutory tax rate	115	(11,966)	654
Difference in foreign tax rates	(14,581)	(1,397)	11,673
Change in valuation allowance	(84,430)	15,322	(10,823)
Uncertain tax positions liability	189	548	372
Others	(3,031)	(365)	4,430

Income tax expenses (benefits)	$(52,014)	$8,019	$8,390

A summary of the composition of net deferred income tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets
Inventories	$1,812	$244
Derivative liabilities	—	2,361
Accrued expenses	1,972	1,345
Product warranties	515	116
Other reserves	700	504
Accumulated severance benefits	22,938	18,101
Property, plant and equipment	12,736	13,704
NOL carry-forwards	72,823	113,431
Tax credit	40,200	36,508
Royalty income	3,118	3,452
Foreign currency translation loss	13,499	26,720
Others	1,254	3,285

Total deferred tax assets	171,567	219,771
Less: valuation allowance	(99,915)	(209,295)

	71,652	10,476

Deferred tax liabilities
Derivative assets	124	—
Intangible assets	1,712	3,331
Others	338	203

Total deferred tax liabilities	2,174	3,534

Net deferred tax assets	$69,478	$6,942

Reported as
Current deferred income tax assets	$22,768	$3,406
Long-term deferred income tax assets	$46,710	$3,536

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in valuation allowance for deferred tax assets for the year ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance	$209,295	$219,045	$225,704
Recognized into income	(84,715)	(7,925)	(13,773)
Current increase	285	23,247	2,950
NOL and tax credit expiration	(27,339)	(23,490)	—
Translation adjustment	2,389	(1,582)	4,164

Ending balance	$99,915	$209,295	$219,045

Utilization of loss carry-forwards

The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires the Company to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

During 2012, the Company experienced significant favorable developments including emergence from cumulative losses in recent years and a return to sustainable operating profits within its primary operations. This, together with the emergence from Chapter 11 in 2009 and projections of sufficient future taxable income, represent significant positive evidence. As of December 31, 2012, the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that the deferred tax asset for the Company’s consolidated income tax group will be realized. Based on this assessment, the Company concluded that that $64,749 thousand of the deferred tax asset valuation allowance for the Company’s consolidated income tax should be released in 2012.

At December 31, 2012, the Company had approximately $278,998 thousand of net operating loss carry-forwards available to offset future taxable income. The majority of net operating loss is related to the Company’s Korean subsidiary, which expires in varying amounts starting from 2013 to 2019. The Company utilized net operating loss amounting $82,505 thousand, $32,748 thousand and $61,251 thousand, respectively, in 2012, 2011 and 2010. The Company also has Korean and Dutch tax credit carry-forwards of approximately $10,522 thousand and $29,669 thousand, respectively, as of December 31, 2012. The Korean tax credits expire at various dates starting from 2013 to 2017, and the Dutch tax credits are carried forward to be used for an indefinite period of time.

At December 31, 2012 and December 31, 2011, The Company had net deferred tax assets of $69,478 thousand and $6,942 thousand, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. At December 31, 2012 and December 31, 2011, the Company had deferred tax asset valuation allowances of $99,915 thousand and $209,295 thousand, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. The Company maintained these valuation allowances following its conclusion that it could not demonstrate that it was more likely than not that the related deferred tax assets will be realized.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Uncertainty in Income Taxes

The Company and the Company’s subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all years since the beginning of its operation as an independent company in October 2004.

As of December 31, 2012 and 2011, the Company recorded $3,820 thousand and $3,472 thousand of liabilities for unrecognized tax benefits, respectively. For the year ended December 31, 2012, the Company incurred $55 thousand of income tax expenses for uncertain tax positions mainly resulting from withholding taxes related to intercompany balances and recorded $5 thousand of income tax benefits by reversing liabilities due to the lapse of the applicable statute of limitations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $139 thousand, $78 thousand, $179 thousand of interest and penalties as income tax expense for the year ended December 31, 2012, the year ended December 31, 2011 and the year ended December 31, 2010, respectively. Total interest and penalties accrued as of December 31, 2012 and 2011 were $544 thousand and $396 thousand, respectively.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Unrecognized tax benefits, balance at the beginning	$9,280	$8,589	$2,979
Additions based on tax positions related to the current year	1,175	1,944	1,862
Additions for tax positions of prior years	42	—	4,275
Lapse of statute of limitations	(481)	(1,228)	(592)
Translation adjustment	428	(25)	65

Unrecognized tax benefits, balance at the ending	$10,444	$9,280	$8,589

20. Geographic and Segment Information

The following is a summary of net sales by the reportable segments:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Sales
Display Solutions	$302,230	$338,995	$305,884
Semiconductor Manufacturing Services	389,813	338,268	405,197
Power Solutions	124,750	92,547	57,273
All other	2,799	3,021	2,051

Total segment net sales	$819,592	$772,831	$770,405

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following is a summary of net sales by region, based on the location of the customer:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Korea	$379,432	$397,301	$379,057
Asia Pacific	244,261	218,190	222,060
Japan	27,423	58,242	57,431
North America	126,044	81,737	95,166
Europe	39,272	14,045	14,946
Africa	3,160	3,316	1,745

	$819,592	$772,831	$770,405

Over 99% of the Company’s property, plant and equipment are located in Korea as of December 31, 2012.

Net sales from the Company’s top ten largest customers accounted for 63%, 63% and 63% for the year ended December 31, 2012, the year ended December 31, 2011, the year ended December 31, 2010, respectively.

For the year ended December 31, 2012, the year ended December 31, 2011 and the year ended December 31, 2010, we had one customer which represented 11.40%, 14.95% and 16.44% of the Company’s net sales, respectively.

21. Commitments and Contingencies

Operating Agreements with SK Hynix

In connection with the acquisition of the non-memory semiconductor business from SK Hynix on October 4, 2004 (the “Original Acquisition”), the Company entered into several agreements with SK Hynix, including a non-exclusive cross license that provides the Company with access to certain of SK Hynix’s intellectual property for use in the manufacture and sale of non-memory semiconductor products. The Company also agreed to provide certain utilities and infrastructure support services to SK Hynix. The obligation to provide certain of these services lasts indefinitely.

Upon the closing of the Original Acquisition, the Company’s Korean subsidiary and SK Hynix also entered into lease agreements under which the Company’s Korean subsidiary leases space from SK Hynix in several buildings, primarily warehouses and utility facilities, in Cheongju, Korea. These leases are generally for an initial term of 20 years plus an indefinite number of renewal terms of 10 years each. Each of the leases is cancelable upon 90 days’ notice by the lessee. The Company also leases certain land from SK Hynix located in Cheongju, Korea. The term of this lease is indefinite unless otherwise agreed by the parties, and as long as the buildings remain on the lease site and are owned and used by the Company for permitted uses.

Operating Leases

The Company leases land, office space and equipment under various operating lease agreements that expire through 2034. Rental expenses were approximately $8,879 thousand, $8,148 thousand and $7,824 thousand for the year ended December 31, 2012, the year ended December 31, 2011 and the year ended December 31, 2010, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

As of December 31, 2012, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows:

2013	$6,167
2014	2,322
2015	2,235
2016	2,212
2017	2,209
2018 and thereafter	35,017

$50,162

22. Related Party Transactions

Stockholders

Funds affiliated with Avenue Capital Management II, L.P. owned 37.1% of the Company’s common stock issued and outstanding at December 31, 2012.

Warrants

Funds affiliated with Avenue Capital Management II, L.P. own warrants for the purchase of 556 thousand common shares out of the total warrants for the purchase of 1,875 thousand shares outstanding as of December 31, 2012.

Loans to employees

Loans to employees as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Short-term loans	$408	$20
Long-term loans	144	396

Total	$552	$416

23. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, 2012 and 2011, respectively:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Foreign currency translation adjustments	$(41,454)	$(7,129)
Derivative adjustments	2,074	(7,771)
Unrealized gain on investments	75	90

Total	$(39,305)	$(14,810)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

24. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income	$193,301	$21,793	$74,120
Weighted average common stock outstanding—
Basic	36,567,684	38,775,642	37,836,256
Diluted	37,496,965	39,774,898	39,144,287
Earnings per share—
Basic	$5.29	$0.56	$1.96
Diluted	$5.16	$0.55	$1.89

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they would have an anti-dilutive effect on the calculation:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Options	281,125	215,750	114,250
Warrants	1,874,977	1,875,017	1,875,017

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

25. Unaudited Quarterly Financial Results

The following tables present selected unaudited Consolidated Statements of Operations for each quarter of the year ended December 31, 2012 and 2011.

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$177,002	$202,634	$221,872	$218,084
Gross profit	49,915	62,858	76,440	74,288
Net income	$15,263	$4,340	$48,412	$125,286
Earnings per share:
Basic	$0.41	$0.12	$1.34	$3.50
Diluted	$0.40	$0.12	$1.30	$3.38
Weighted average common stock outstanding:
Basic	37,524,127	36,713,569	36,199,655	35,845,367
Diluted	38,298,336	37,566,699	37,324,787	37,074,657

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$187,921	$203,679	$200,405	$180,826
Gross profit	56,474	66,182	60,121	51,539
Net income (loss)	$22,468	$31,630	$(56,010)	$23,705
Earnings (loss) per share:
Basic	$0.59	$0.81	$(1.43)	$0.61
Diluted	$0.57	$0.78	$(1.43)	$0.61
Weighted average common stock outstanding:
Basic	38,332,750	39,066,303	39,064,071	38,632,975
Diluted	39,570,522	40,294,902	39,064,071	39,110,759

26. Condensed Consolidating Financial Information

The Company’s $203.7 million senior notes are guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor (Shanghai) Company Limited. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several subject to release under certain customary circumstances, including (1) the sale or other disposition of the capital stock of a Guarantor, or all or substantially all of its assets, to a third party, so long as the proceeds of such sale are used in accordance with the “Asset Sale” and other covenants of the Indenture; (2) the declaration of such Guarantor as an “Unrestricted Subsidiary” under the Indenture; and (3) upon legal defeasance, covenant defeasance or in accordance with the satisfaction and discharge provisions of the Indenture.

The senior notes are structurally subordinated to the creditors of our principal manufacturing and selling subsidiary, MagnaChip Semiconductor, Ltd. (Korea), which accounts for substantially all of the Company’s net sales and assets.

Below are condensed consolidating balance sheets as of December 31, 2012 and 2011, condensed consolidating statements of comprehensive income and of cash flows for the year ended December 31, 2012, the year ended December 31, 2011 and the year ended December 31, 2010 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor Corporation, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Condensed Consolidating Balance Sheet

December 31, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,193	$10,539	$168,176	$1,330	$—	$182,238
Restricted cash	—	—	133	—	—	133
Accounts receivable, net	—	—	143,514	23,143	(23,326)	143,331
Inventories, net	—	—	89,363	—	—	89,363
Other receivables	363	42,276	3,288	183	(44,681)	1,429
Prepaid expenses	36	—	10,544	201	(2,897)	7,884
Current deferred income tax assets	—	—	20,177	2,591	—	22,768
Other current assets	84,045	243,989	8,918	199,034	(526,306)	9,680

Total current assets	86,637	296,804	444,113	226,482	(597,210)	456,826

Property, plant and equipment, net	—	—	238,157	99	—	238,256
Intangible assets, net	—	—	15,138	122	—	15,260
Long-term prepaid expenses	—	—	21,382	—	(3,334)	18,048
Deferred income tax assets	—	—	44,927	1,783	—	46,710
Investment in subsidiaries	(422,475)	(513,236)	—	(317,612)	1,253,323	—
Long-term intercompany loan	697,125	776,369	—	621,992	(2,095,486)	—
Other non-current assets	—	5,760	8,818	288	—	14,866

Total Assets	$361,287	$565,697	$772,535	$533,154	$(1,442,707)	$789,966

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$101,877	$360	$(23,001)	$79,236
Other accounts payable	44,438	—	15,490	679	(45,007)	15,600
Accrued expenses	308	89,095	235,921	244,467	(526,305)	43,486
Other current liabilities	6,232	—	3,507	3,131	(2,897)	9,973

Total current liabilities	50,978	89,095	356,795	248,637	(597,210)	148,295

Long-term borrowings	—	898,778	606,000	792,361	(2,095,486)	201,653
Accrued severance benefits, net	—	—	112,210	236	—	112,446
Other non-current liabilities	—	—	15,071	5,525	(3,333)	17,263

Total liabilities	50,978	987,873	1,090,076	1,046,759	(2,696,029)	479,657

Commitments and contingencies
Stockholders’ equity
Common stock	396	136,229	39,005	51,976	(227,210)	396
Additional paid-in capital	101,885	(731,240)	(534,819)	(729,213)	1,995,272	101,885
Retained earnings	287,251	212,140	217,341	203,133	(632,614)	287,251
Treasury stock	(39,918)	—	—	—	—	(39,918)
Accumulated other comprehensive loss	(39,305)	(39,305)	(39,068)	(39,501)	117,874	(39,305)

Total stockholders’ equity	310,309	(422,176)	(317,541)	(513,605)	1,253,322	310,309

Total liabilities and stockholders’ equity	$361,287	$565,697	$772,535	$533,154	$(1,442,707)	$789,966

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Condensed Consolidating Balance Sheet

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Condensed Consolidating Statement of Comprehensive Income

For the year ended December 31, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$819,931	$20,100	$(20,439)	$819,592
Cost of sales	—	—	556,086	1,419	(1,414)	556,091

Gross profit	—	—	263,845	18,681	(19,025)	263,501

Selling, general and administrative expenses	3,319	143	78,050	12,363	(14,904)	78,971
Research and development expenses	—	—	81,435	1,409	(4,121)	78,723

Operating income (loss)	(3,319)	(143)	104,360	4,909	—	105,807

Other income (expenses)	25,408	11,231	14,058	(15,217)	—	35,480

Income (loss) before income taxes, equity in earnings of related equity investment	22,089	11,088	118,418	(10,308)	—	141,287

Income tax expenses (benefits)	6,233	(170)	(64,559)	6,482	—	(52,014)

Income (loss) before equity in earnings of related investment	15,856	11,258	182,977	(16,790)	—	193,301

Equity in earnings of related investment	177,445	165,898	—	182,977	(526,320)	—

Net income	$193,301	$177,156	$182,977	$166,187	$(526,320)	$193,301

Comprehensive income	$168,806	$152,661	$162,565	$141,533	$(456,759)	$168,806

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Condensed Consolidating Statement of Comprehensive Income

For the year ended December 31, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$772,834	$24,885	$(24,888)	$772,831
Cost of sales	—	—	538,507	2,429	(2,421)	538,515

Gross profit	—	—	234,327	22,456	(22,467)	234,316

Selling, general and administrative expenses	2,317	624	67,386	12,193	(14,153)	68,367
Research and development expenses	—	—	80,024	5,057	(8,314)	76,767
Restructuring and impairment charges	—	—	2,409	1,687	—	4,096
Special expense for IPO Incentive	—	—	11,355	791	—	12,146

Operating income (loss) from continuing operations	(2,317)	(624)	73,153	2,728	—	72,940

Other income (expenses)	24,334	5,947	(69,296)	(4,113)	—	(43,128)

Income (loss) from continuing operations before income taxes, equity in earnings (loss) of related equity investment	22,017	5,323	3,857	(1,385)	—	29,812

Income tax expenses	—	—	516	7,503	—	8,019

Income (loss) before equity in earnings (loss) of related investment	22,017	5,323	3,341	(8,888)	—	21,793

Earnings (loss) of related investment	(224)	(5,387)	—	3,342	2,269	—

Net income (loss)	$21,793	$(64)	$3,341	$(5,546)	$2,269	$21,793

Comprehensive income (loss)	$12,258	$(9,599)	$(6,482)	$(15,095)	$31,176	$12,258

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Condensed Consolidating Statement of Comprehensive Income

For the year ended December 31, 2010

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$765,157	$31,957	$(26,709)	$770,405
Cost of sales	—	—	523,214	7,816	(4,183)	526,847

Gross profit	—	—	241,943	24,141	(22,526)	243,558

Selling, general and administrative expenses	1,661	1,862	63,795	10,619	(11,297)	66,640
Research and development expenses	—	—	87,497	7,996	(11,969)	83,524
Restructuring and impairment charges	—	—	2,003	—	—	2,003

Operating income (loss) from continuing operations	(1,661)	(1,862)	88,648	5,526	740	91,391

Other income (expenses)	38,039	(6,166)	(45,191)	4,437	—	(8,881)

Income (loss) from continuing operations before income taxes, equity in earnings of related equity investment	36,378	(8,028)	43,457	9,963	740	82,510

Income tax expenses	—	—	22	8,368	—	8,390

Income (loss) before equity in earnings of related investment	36,378	(8,028)	43,435	1,595	740	74,120

Earnings of related investment	37,742	45,722	—	43,730	(127,194)	—

Net income	$74,120	$37,694	$43,435	$45,325	$(126,454)	$74,120

Comprehensive income	$75,027	$38,593	$40,262	$46,217	$(125,072)	$75,027

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$193,301	$177,156	$182,977	$166,187	$(526,320)	$193,301
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	32,207	183	—	32,390
Provision for severance benefits	—	—	20,823	114	—	20,937
Amortization of debt issuance costs and original issue discount	—	1,009	—	—	—	1,009
(Gain) loss on foreign currency translation, net	(276)	(3,162)	(61,838)	1,709	—	(63,567)
(Gain) loss on disposal of property, plant and equipment, net	—	—	(189)	17	—	(172)
Loss on disposal of intangible assets, net	—	—	27	—	—	27
Stock-based compensation	—	—	2,075	(79)	—	1,996
Equity in earnings of related investment	(177,445)	(165,898)	—	(182,977)	526,320	—
Other	—	—	(506)	36	—	(470)
Changes in operating assets and liabilities
Accounts receivable	—	—	(7,098)	(1,115)	679	(7,534)
Inventories	—	—	(19,066)	—	—	(19,066)
Other receivables	415	(30,483)	4,236	211	25,163	(458)
Other current assets	(25,134)	(55,970)	10,494	(37,853)	119,407	10,944
Deferred tax assets	—	—	(64,748)	2,005	—	(62,743)
Accounts payable	—	—	(909)	(482)	(447)	(1,838)
Other accounts payable	30,778	(1)	(8,897)	(5,577)	(25,488)	(9,185)
Accrued expenses	(193)	25,785	62,013	56,120	(119,313)	24,412
Other current liabilities	6,233	—	1,495	4,129	—	11,857
Payment of severance benefits	—	—	(6,997)	—	—	(6,997)
Other	—	—	4,020	(8,127)	367	(3,740)

Net cash provided by (used in) operating activities	27,679	(51,564)	150,119	(5,499)	368	121,103

Cash flows from investing activities
Decrease in restricted cash	—	—	6,783	—	—	6,783
Proceeds from disposal of plant, property and equipment	—	—	937	—	—	937
Purchases of plant, property and equipment	—	—	(61,454)	(68)	—	(61,522)
Payment for intellectual property registration	—	—	(882)	—	—	(882)
Payment for purchase of Dawin, net of cash acquired	—	—	(8,642)	—	—	(8,642)
Decrease in short-term financial instruments	—	—	173	—	—	173
Collection of guarantee deposits	—	—	51	30	—	81
Payment of guarantee deposits	—	—	(318)	(2)	—	(320)
Other	—	36,984	(123)	36,368	(73,365)	(136)

Net cash provided by (used in) investing activities	—	36,984	(63,475)	36,328	(73,365)	(63,528)

Cash flow from financing activities
Proceeds from issuance of common stock	962	—	—	—	—	962
Repayment of long-term intercompany borrowings	—	—	(37,375)	(36,983)	74,358	—
Repayment of obligations under capital lease	—	—	(2,968)	—	—	(2,968)
Acquisition of treasury stock	(28,125)	—	—	—	—	(28,125)

Net cash used in financing activities	(27,163)	—	(40,343)	(36,983)	74,358	(30,131)

Effect of exchanges rate on cash and cash equivalents	—	—	(5,243)	(713)	(1,361)	(7,317)

Net increase (decrease) in cash and cash equivalents	516	(14,580)	41,058	(6,867)	—	20,127

Cash and cash equivalents
Beginning of the year	1,677	25,119	127,118	8,197	—	162,111

End of the year	$2,193	$10,539	$168,176	$1,330	$—	$182,238

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2011

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$21,793	$(64)	$3,341	$(5,546)	$2,269	$21,793
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	50,972	252	—	51,224
Provision for severance benefits	—	—	14,468	230	—	14,698
Amortization of debt issuance costs and original issue discount	—	970	—	—	—	970
Loss (gain) on foreign currency translation, net	1,815	2,499	13,463	(2,637)	—	15,140
Gain on disposal of property, plant and equipment, net	—	—	(122)	—	—	(122)
Loss on disposal of intangible assets, net	—	—	25	—	—	25
Restructuring and impairment charges	—	—	2,409	90	—	2,499
Stock-based compensation	202	—	1,541	342	—	2,085
Equity in loss (gain) of related investment	224	5,387	—	(3,342)	(2,269)	—
Other	—	5,460	2,225	(85)	(459)	7,141
Changes in operating assets and liabilities
Accounts receivable	—	—	34,310	38,604	(79,148)	(6,234)
Inventories	—	—	4,274	—	—	4,274
Other receivables	717	(11,075)	15,551	2,542	(5,078)	2,657
Other current assets	(25,896)	(63,640)	(4,623)	(72,251)	161,329	(5,081)
Deferred tax assets	—	—	—	1,412	—	1,412
Accounts payable	—	—	(19,501)	(41,584)	79,169	18,084
Other accounts payable	5,285	(9,119)	(8,533)	398	5,078	(6,891)
Accrued expenses	(85)	24,795	48,246	82,969	(161,502)	(5,577)
Other current liabilities	—	—	(2,047)	(1,003)	—	(3,050)
Payment of severance benefits	—	—	(9,054)	(1,424)	—	(10,478)
Other	—	—	3,931	(4,465)	496	(38)

Net cash provided by (used in) operating activities	4,055	(44,787)	150,876	(5,498)	(115)	104,531

Cash flows from investing activities
Increase in restricted cash	—	—	(7,199)	—	—	(7,199)
Proceeds from disposal of plant, property and equipment	—	—	218	1	—	219
Purchases of plant, property and equipment	—	—	(48,136)	(37)	—	(48,173)
Payment for intellectual property registration	—	—	(696)	—	—	(696)
Collection of long-term intercompany loans	—	35,152	—	35,151	(70,303)	—
Collection of short-term intercompany loan	—	38,466	—	38,466	(76,932)	—
Collection of guarantee deposits	—	—	1,023	521	—	1,544
Payment of guarantee deposits	—	—	(2,484)	2	—	(2,482)
Other	—	—	(360)	(11)	—	(371)

Net cash provided by (used in) investing activities	—	73,618	(57,634)	74,093	(147,235)	(57,158)

Cash flow from financing activities
Proceeds from issuance of common stock	9,336	—	—	—	—	9,336
Repayment of long-term intercompany borrowings	—	—	(75,642)	(73,618)	149,260	—
Repurchase of senior notes	—	(50,307)	—	—	—	(50,307)
Repayment of obligations under capital lease	—	—	(6,088)	(224)	—	(6,312)
Acquisition of treasury stock	(11,793)	—	—	—	—	(11,793)

Net cash used in financing activities	(2,457)	(50,307)	(81,730)	(73,842)	149,260	(59,076)

Effect of exchanges rate on cash and cash equivalents	—	—	3,236	316	(1,910)	1,642

Net increase (decrease) in cash and cash equivalents	1,598	(21,476)	14,748	(4,931)	—	(10,061)

Cash and cash equivalents
Beginning of the year	79	46,595	112,370	13,128	—	172,172

End of the year	$1,677	$25,119	$127,118	$8,197	$—	$162,111

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2010

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$74,120	$37,694	$43,435	$45,325	$(126,454)	$74,120
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	58,107	288	—	58,395
Provision for severance benefits	—	—	19,375	309	—	19,684
Amortization of debt issuance costs and original issue discount	—	925	—	—	—	925
Loss (gain) on foreign currency translation, net	—	13,508	(18,656)	(11,936)	—	(17,084)
Loss on disposal of property, plant and equipment, net	—	—	38	1	—	39
Loss on disposal of intangible assets, net	—	—	13	—	—	13
Restructuring and impairment charges	—	—	2,003	—	—	2,003
Stock-based compensation	563	—	3,983	693	—	5,239
Cash used for reorganization items	—	—	51	1,522	—	1,573
Earnings of related investment	(37,742)	(45,722)	—	(43,730)	127,194	—
Other	12	(11)	1,479	729	1,968	4,177
Changes in operating assets and liabilities
Accounts receivable	—	—	(34,166)	6,139	(13,343)	(41,370)
Inventories	—	—	(6,720)	4,315	(767)	(3,172)
Other receivables	(8)	—	(16,298)	512	16,091	297
Deferred tax assets	—	—	—	1,543	—	1,543
Accounts payable	—	—	7,282	(25,671)	13,340	(5,049)
Other accounts payable	7,858	3,436	10,368	2,912	(16,091)	8,483
Accrued expenses	111	38,753	39,041	52,356	(126,269)	3,992
Long term other payable	—	—	—	(400)	(2,019)	(2,419)
Other current assets	(41,235)	(51,681)	8,564	(38,923)	126,272	2,997
Other current liabilities	—	—	687	275	—	962
Payment of severance benefits	—	—	(6,428)	(245)	—	(6,673)
Other	—	—	3,041	(3,751)	—	(710)

Net cash provided by (used in) operating activities before reorganization items	3,679	(3,098)	115,199	(7,737)	(78)	107,965

Cash used for reorganization items	—	—	(51)	(1,522)	—	(1,573)

Net cash provided by (used in) operating activities	3,679	(3,098)	115,148	(9,259)	(78)	106,392

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	—	—	8	2	—	10
Purchases of plant, property and equipment	—	—	(43,554)	(62)	—	(43,616)
Payment for intellectual property registration	—	—	(553)	—	—	(553)
Decrease in short-term financial instruments	—	—	—	329	—	329
Decrease in guarantee deposits	—	—	219	979	—	1,198
Collection of long-term intercompany loans	126,953	—	—	—	(126,953)	—
Other	—	—	(1,015)	(81)	—	(1,096)

Net cash provided by (used in) investing activities	126,953	—	(44,895)	1,167	(126,953)	(43,728)

Cash flow from financing activities
Proceeds from issuance of senior notes	—	246,685	—	—	—	246,685
Debt issuance costs paid	—	(8,313)	—	—	—	(8,313)
Repayment of long-term borrowings	—	(188,703)	—	—	126,953	(61,750)
Repayment of obligations under capital lease	—	—	(3,294)	(182)	—	(3,476)
Distribution to stockholders	(130,689)	—	—	—	—	(130,689)

Net cash provided by (used in) financing activities	(130,689)	49,669	(3,294)	(182)	126,953	42,457

Effect of exchanges rate on cash and cash equivalents	—	—	(32)	2,080	78	2,126

Net increase (decrease) in cash and cash equivalents	(57)	46,571	66,927	(6,194)	—	107,247

Cash and cash equivalents
Beginning of the period	136	24	45,443	19,322	—	64,925

End of the period	$79	$46,595	$112,370	$13,128	$—	$172,172

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting office). The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Company’s independent registered public accounting firm, Samil PricewaterhouseCoopers, has issued an audit report on the Company’s internal control over financial reporting which appears in Item 8 of this Annual Report on Form 10-K.

(c) Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.

(d) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the headings “Election of Directors,” “The Board of Directors and Corporate Governance,” “Executive Compensation—Executive Officers of the Registrant,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year 2012, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth under the headings “The Board of Directors and Corporate Governance,” “Executive Compensation” and “Compensation Committee Report” in our 2013 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the headings “Executive Compensation—Equity Compensation Plan Table” and “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year 2012, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the headings “Certain Relationships and Related Transactions” and “The Board of Directors and Corporate Governance” in our 2013 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year 2012, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is set forth under the heading “Ratification of Appointment of Our Independent Registered Public Accounting Firm for the Current Fiscal Year” in our 2013 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year 2012, and is incorporated herein by reference.

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1(3)	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009

3.1(8)	Certificate of Conversion of MagnaChip Semiconductor LLC

3.2(8)	Certificate of Incorporation of MagnaChip Semiconductor Corporation

3.3(8)	Bylaws of MagnaChip Semiconductor Corporation

3.4	[reserved]

3.5	[reserved]

3.6(4)	Form of Plan of Conversion of MagnaChip Semiconductor LLC

4.1(3)	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein

4.2	[reserved]

4.3	[reserved]

4.4(3)	Indenture, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and Wilmington Trust FSB, as trustee

4.5	Form of 10.500% Senior Notes due 2018 and notation of guarantee (included in Exhibit 4.4)

4.6(3)	Exchange and Registration Rights Agreement, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, and Goldman, Sachs & Co., Barclays Capital Inc., Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several purchasers named therein

10.1	[reserved]

10.2(3)	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.3(1)(3)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.4(3)	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

Exhibit No.	Exhibit Description

10.5(1)(5)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.6(3)	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.7(1)(2)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.8(1)(5)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.9(1)(2)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.10(1)(5)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.11(1)(2)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.12(1)(5)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.13(1)(2)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.14(1)(2)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.15(2)	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.16(1)(5)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.17(2)	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works (English translation)

10.18(3)	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation)

10.19(2)	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC

10.20(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan

10.21(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants)

10.22(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants)

10.23(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants)

Exhibit No.	Exhibit Description

10.24(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants)

10.25(6)*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan

10.26(6)*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan

10.27(3)*	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park

10.28	[reserved]

10.29	[reserved]

10.30(3)*	Entrustment Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang

10.31	[reserved]

10.32	[reserved]

10.33(2)*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006

10.34	[reserved]

10.35	[reserved]

10.36(2)*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai

10.37	[reserved]

10.38	[reserved]

10.39(2)*	Offer Letter, dated as of July 1, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim

10.40	[reserved]

10.41	[reserved]

10.42(2)*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee

10.43	[reserved]

10.44	[reserved]

10.45(2)*	Service Agreement, dated as of April 1, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and John McFarland

10.46	[reserved]

10.47	[reserved]

10.48	[reserved]

10.49(2)*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers

10.50	[reserved]

10.51	[reserved]

10.52	[reserved]

Exhibit No.	Exhibit Description

10.53	[reserved]

10.54(9)*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010

10.55(6)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants)

10.56(6)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants)

10.57(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants)

10.58(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants)

10.59(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants)

10.60(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants)

10.61(10)	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1(7)	Subsidiaries of the Registrant

23.1	Consent of Samil PricewaterhouseCoopers

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS(11)	XBRL Instance Document

101.SCH(11)	XBRL Taxonomy Extension Schema Document

101.CAL(11)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(11)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(11)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(11)	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
(2)	Incorporated by reference to the respective exhibits to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

(3)	Incorporated by reference to the respective exhibits to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467).
(4)	Incorporated by reference to the respective exhibits to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467).
(5)	Incorporated by reference to the respective exhibit to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010.
(6)	Incorporated by reference to the respective exhibits to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467).
(7)	Incorporated by reference to the respective exhibits to our Post-Effective Amendment No. 1 on Form S-1 filed on February 18, 2011 (Registration No. 333-168790).
(8)	Incorporated by reference to the respective exhibits to our Current Report on Form 8-K filed on March 11, 2011.
(9)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(10)	Incorporated by reference to the respective exhibit to our Annual Report on Form 10-K filed on March 8, 2012.
(11)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Sang Park
Name:	Sang Park
Title:	Chief Executive Officer
Date:	February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Sang Park Sang Park, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2013

/s/ Margaret Sakai Margaret Sakai, Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013

/s/ Michael Elkins Michael Elkins, Director	February 22, 2013

/s/ Randal Klein Randal Klein, Director	February 22, 2013

/s/ Ilbok Lee Ilbok Lee, Director	February 22, 2013

/s/ Brian Mulhern Brian Mulhern, Director	February 22, 2013

/s/ Douglas Norby R. Douglas Norby, Director	February 22, 2013

/s/ Nader Tavakoli Nader Tavakoli, Director	February 22, 2013

Exhibit Index

Exhibit No.	Exhibit Description

2.1(3)	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009

3.1(8)	Certificate of Conversion of MagnaChip Semiconductor LLC

3.2(8)	Certificate of Incorporation of MagnaChip Semiconductor Corporation

3.3(8)	Bylaws of MagnaChip Semiconductor Corporation

3.4	[reserved]

3.5	[reserved]

3.6(4)	Form of Plan of Conversion of MagnaChip Semiconductor LLC

4.1(3)	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein

4.2	[reserved]

4.3	[reserved]

4.4(3)	Indenture, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors as named therein and Wilmington Trust FSB, as trustee

4.5	Form of 10.500% Senior Notes due 2018 and notation of guarantee (included in Exhibit 4.4)

4.6(3)	Exchange and Registration Rights Agreement, dated as of April 9, 2010, by and among MagnaChip Semiconductor S.A., MagnaChip Semiconductor Finance Company, the guarantors named therein, and Goldman, Sachs & Co., Barclays Capital Inc., Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several purchasers named therein

10.1	[reserved]

10.2(3)	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.3(1)(3)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.4(3)	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.5(1)(5)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.6(3)	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.7(1)(2)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.8(1)(5)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea)

10.9(1)(2)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

Exhibit No.	Exhibit Description

10.10(1)(5)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.11(1)(2)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.12(1)(5)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited)

10.13(1)(2)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.14(1)(2)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.15(2)	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.)

10.16(1)(5)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea)

10.17(2)	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works (English translation)

10.18(3)	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation)

10.19(2)	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC

10.20(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan

10.21(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants)

10.22(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants)

10.23(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants)

10.24(2)*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants)

10.25(6)*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan

10.26(6)*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan

10.27(3)*	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park

10.28	[reserved]

10.29	[reserved]

10.30(3)*	Entrustment Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang

10.31	[reserved]

Exhibit No.	Exhibit Description

10.32	[reserved]

10.33(2)*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006

10.34	[reserved]

10.35	[reserved]

10.36(2)*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai

10.37	[reserved]

10.38	[reserved]

10.39(2)*	Offer Letter, dated as of July 1, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim

10.40	[reserved]

10.41	[reserved]

10.42(2)*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee

10.43	[reserved]

10.44	[reserved]

10.45(2)*	Service Agreement, dated as of April 1, 2006, by and between MagnaChip Semiconductor, Ltd. (Korea) and John McFarland

10.46	[reserved]

10.47	[reserved]

10.48	[reserved]

10.49(2)*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers

10.50	[reserved]

10.51	[reserved]

10.52	[reserved]

10.53	[reserved]

10.54(9)*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010

10.55(6)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants)

10.56(6)*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants)

10.57(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants)

10.58(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants)

Exhibit No.	Exhibit Description

10.59(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants)

10.60(6)*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants)

10.61(10)	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1(7)	Subsidiaries of the Registrant

23.1	Consent of Samil PricewaterhouseCoopers

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS(11)	XBRL Instance Document

101.SCH(11)	XBRL Taxonomy Extension Schema Document

101.CAL(11)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(11)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(11)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(11)	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
(2)	Incorporated by reference to the respective exhibits to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).
(3)	Incorporated by reference to the respective exhibits to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467).
(4)	Incorporated by reference to the respective exhibits to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467).
(5)	Incorporated by reference to the respective exhibit to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010.
(6)	Incorporated by reference to the respective exhibits to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467).
(7)	Incorporated by reference to the respective exhibits to our Post-Effective Amendment No. 1 on Form S-1 filed on February 18, 2011 (Registration No. 333-168790).
(8)	Incorporated by reference to the respective exhibits to our Current Report on Form 8-K filed on March 11, 2011.

(9)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(10)	Incorporated by reference to the respective exhibit to our Annual Report on Form 10-K filed on March 8, 2012.
(11)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*	Management contract, compensatory plan or arrangement