Form 10-Q
period 2013-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2013-05-03
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of March 31, 2013, the registrant had 35,408,032 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and March 31, 2012	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and March 31, 2012	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2013 and March 31, 2012	7

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and March 31, 2012	8

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II OTHER INFORMATION		45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	58

SIGNATURES		59

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

Statements made in this Quarterly Report on Form 10-Q, unless the context otherwise requires, that include the use of the terms “we,” “us,” “our” and “MagnaChip” refer to MagnaChip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea.

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$182,987	$182,238
Restricted cash	37	133
Accounts receivable, net	146,267	143,331
Inventories, net	83,910	89,363
Other receivables	3,662	1,429
Prepaid expenses	10,401	7,884
Current deferred income tax assets	22,870	22,768
Other current assets	5,322	9,680

Total current assets	455,456	456,826

Property, plant and equipment, net	255,144	238,256
Intangible assets, net	12,169	15,260
Long-term prepaid expenses	16,101	18,048
Deferred income tax assets	42,804	46,710
Other non-current assets	15,359	14,866

Total assets	$797,033	$789,966

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$79,425	$79,236
Other accounts payable	29,975	15,600
Accrued expenses	49,268	43,486
Derivative liabilities	4,619	—
Other current liabilities	3,136	9,973

Total current liabilities	166,423	148,295

Long-term borrowings, net	201,727	201,653
Accrued severance benefits, net	111,806	112,446
Other non-current liabilities	13,897	17,263

Total liabilities	493,853	479,657

Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized 39,747,933 shares issued and 35,408,032 shares outstanding at March 31, 2013 and 39,599,374 shares issued and 35,635,357 shares outstanding at December 31, 2012	397	396
Additional paid-in capital	103,310	101,885
Retained earnings	279,846	287,251
Treasury stock, 4,339,901 shares and 3,964,017 shares at March 31, 2013 and December 31, 2012, respectively	(45,918)	(39,918)
Accumulated other comprehensive loss	(34,455)	(39,305)

Total stockholders’ equity	303,180	310,309

Total liabilities and stockholders’ equity	$797,033	$789,966

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$205,298	$177,002
Cost of sales	139,555	127,087

Gross profit	65,743	49,915

Selling, general and administrative expenses	19,791	18,209
Research and development expenses	20,582	19,831
Restructuring and impairment charges	2,446	—

Operating income	22,924	11,875

Other income (expenses)
Interest expense, net	(5,849)	(5,580)
Foreign currency gain (loss), net	(22,558)	11,109
Others	(260)	89

	(28,667)	5,618

Income (loss) before income taxes	(5,743)	17,493

Income tax expense	1,662	2,230

Net income (loss)	$(7,405)	$15,263

Earnings (loss) per common share—
Basic	$(0.21)	$0.41
Diluted	$(0.21)	$0.40
Weighted average number of shares—
Basic	35,539,413	37,524,127
Diluted	35,539,413	38,298,336

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$(7,405)	$15,263
Other comprehensive income (loss)
Unrealized gain on investments	228	79
Derivative adjustments	(4,511)	1,574
Foreign currency translation adjustments	9,133	(8,312)

Total comprehensive income (loss)	$(2,555)	$8,604

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock
	Shares	Amount
Three Months Ended March 31, 2013
Balance at January 1, 2013	35,635,357	$396	$101,885	$287,251	$(39,918)	$(39,305)	$310,309
Stock-based compensation	—	—	420	—	—	—	420
Exercise of stock options	147,810	1	993	—	—	—	994
Exercise of warrants	749	—	12	—	—	—	12
Acquisitions of treasury stock	(375,884)	—	—	—	(6,000)	—	(6,000)
Comprehensive income (loss):
Net loss	—	—	—	(7,405)	—	—	(7,405)
Fair valuation of derivatives	—	—	—	—	—	(4,207)	(4,207)
Reclassification to net loss from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	(304)	(304)
Foreign currency translation adjustments	—	—	—	—	—	9,133	9,133
Unrealized gains on investments	—	—	—	—	—	228	228

Total comprehensive loss							(2,555)

Balance at March 31, 2013	35,408,032	$397	$103,310	$279,846	$(45,918)	$(34,455)	$303,180

Three Months Ended March 31, 2012
Balance at January 1, 2012	37,907,575	$394	$98,929	$93,950	$(11,793)	$(14,810)	$166,670
Stock-based compensation	—	—	458	—	—	—	458
Issuance of new stock	818	—	8	—	—	—	8
Exercise of stock options	17,130	—	100	—	—	—	100
Acquisitions of treasury stock	(1,044,644)	—	—	—	(11,935)	—	(11,935)
Comprehensive income:
Net income	—	—	—	15,263	—	—	15,263
Fair valuation of derivatives	—	—	—	—	—	1,542	1,542
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	32	32
Foreign currency translation adjustments	—	—	—	—	—	(8,312)	(8,312)
Unrealized gains on investments	—	—	—	—	—	79	79

Total comprehensive income							8,604

Balance at March 31, 2012	36,880,879	$394	$99,495	$109,213	$(23,728)	$(21,469)	$163,905

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income (loss)	$(7,405)	$15,263
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,522	7,474
Provision for severance benefits	4,229	4,703
Amortization of debt issuance costs and original issue discount	283	242
(Gain) loss on foreign currency translation, net	28,280	(12,824)
Gain on disposal of property, plant and equipment, net	—	(269)
Loss on disposal of intangible assets, net	1	11
Restructuring and impairment charges	618	—
Stock-based compensation	420	458
Other	635	123
Changes in operating assets and liabilities
Accounts receivable	(6,409)	1,339
Inventories	2,022	(2,860)
Other receivables	(1,278)	(4,024)
Other current assets	2,014	8,536
Deferred tax assets	2,182	871
Accounts payable	2,290	12,581
Other accounts payable	9,734	(298)
Accrued expenses	(1,125)	9,886
Other current liabilities	(5,838)	2,225
Payment of severance benefits	(627)	(2,323)
Other	(1,004)	(1,261)

Net cash provided by operating activities	37,544	39,853

Cash flows from investing activities
Decrease in restricted cash	92	2,995
Proceeds from disposal of plant, property and equipment	—	273
Purchase of plant, property and equipment	(32,927)	(24,758)
Payment for intellectual property registration	(142)	(190)
Payment for purchase of Dawin, net of cash acquired	—	(8,642)
Decrease in short-term financial instruments	—	173
Collection of guarantee deposits	—	31
Payment of guarantee deposits	(741)	(178)
Other	8	(48)

Net cash used in investing activities	(33,710)	(30,344)

Cash flows from financing activities
Proceeds from issuance of common stock	1,006	108
Repayment of obligations under capital lease	—	(1,510)
Acquisition of treasury stock	(6,000)	(11,935)

Net cash used in financing activities	(4,994)	(13,337)
Effect of exchange rates on cash and cash equivalents	1,909	(1,660)

Net increase (decrease) in cash and cash equivalents	749	(5,488)

Cash and cash equivalents
Beginning of the period	182,238	162,111

End of the period	$182,987	$156,623

Supplemental cash flow information
Cash paid for interest	$1	$25

Cash paid (refunded) for income taxes	$6,384	$(416)

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No.2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 from the quarter ended March 31, 2013.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This authoritative guidance was issued to enhance disclosure requirements on offsetting financial assets and liabilities. The new rules require the Company to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address implementation issues surrounding the scope of ASU No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. The Company adopted ASU No.2013-01 from the quarter ended March 31, 2013.

In July 2012, the FASB issued ASU No.2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under ASU 2012-02, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. ASU 2012-02 provides the Company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. The Company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the Company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for impairment tests for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 from the year ended December 31, 2012, and the adoption does not have a material impact on the Company’s consolidated financial statements.

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

3. Sales of Accounts Receivable

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $10,072 thousand and $8,412 thousand for the three month period ended March 31, 2013 and 2012, respectively and these sales resulted in a pre-tax loss of $20 thousand and $4 thousand for the three month period ended March 31, 2013 and 2012, respectively which is included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

4. Inventories

Inventories as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
Merchandise	$6	$7
Finished goods	15,775	16,215
Semi-finished goods and work-in-process	66,162	66,050
Raw materials	10,286	11,426
Materials in-transit	1,363	2,177
Less: inventory reserve	(9,682)	(6,512)

Inventories, net	$83,910	$89,363

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

5. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2013 and December 31, 2012 comprise the following:

	March 31, 2013	December 31, 2012
Buildings and related structures	$77,022	$79,822
Machinery and equipment	244,550	221,927
Vehicles and others	17,493	17,143
Equipment under capital lease	11,732	12,181

	350,797	331,073
Less: accumulated depreciation	(108,382)	(106,271)
accumulated depreciation on equipment under capital lease	(3,789)	(3,697)
Land	16,518	17,151

Property, plant and equipment, net	$255,144	$238,256

6. Intangible Assets

Intangible assets as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Technology	$21,235	$25,011
Customer relationships	27,941	29,010
Intellectual property assets	7,039	7,145
Less: accumulated amortization	(47,283)	(49,266)
Goodwill	3,237	3,360

Intangible assets, net	$12,169	$15,260

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

Details of derivative contracts as of March 31, 2013 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
May 18, 2012	Zero cost collar	$54,000	April to June 2013
December 14, 2012	Zero cost collar	$54,000	July to September 2013
December 27, 2012	Zero cost collar	$54,000	October to December 2013
January 25, 2013	Zero cost collar	$54,000	January to March 2014
March 8, 2013	Zero cost collar	$54,000	April to June 2014

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

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of March 31, 2013 and December 31, 2012 are as follows:

Derivatives designated as hedging instruments:		March 31, 2013	December 31, 2012
Asset Derivatives:
Zero cost collars	Other current assets	$66	$514
Liability Derivatives:
Zero cost collars	Derivative liabilities	$4,619	$—
Zero cost collars	Other non- current liabilities	849	—

Offsetting of derivative assets and derivative liabilities as of March 31, 2013 and December 31, 2012 is as follows:

As of March 31, 2013	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$66	$—	$66	$(66)	$—	$—
Liability Derivatives:
Zero cost collars	$5,468	$—	$5,468	$(66)	$—	$5,402

As of December 31, 2012	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$514	$—	$514	$—	$—	$514
Liability Derivatives:
Zero cost collars	$—	$—	$—	$—	$—	$—

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2013 and 2012:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	1Q, 2013	1Q, 2012		1Q, 2013	1Q, 2012		1Q, 2013	1Q, 2012
Forward	$—	$1,167	Net sales	$—	$—	Other income (expenses) — Others	$—	$(16)
Zero cost collars	(4,207)	375	Net sales	304	(32)	Other income (expenses) — Others	(267)	101

Total	$(4,207)	$1,542		$304	$(32)		$(267)	$85

The estimated net loss as of March 31, 2013 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $3,417 thousand.

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

In addition, the Company is required to deposit cash collateral with two financial institutions, the counterparties to the option, forward and zero cost collar contracts, for any exposure in excess of $5 million for each financial institution. No cash collateral was required as of March 31, 2013.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

8. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$894	$894	$894	$—	$—
Other current assets	66	66	—	66	—
Liabilities:
Derivative liabilities	5,468	5,468	—	5,468	—

As of March 31, 2013, the total carrying value and estimated fair value of the senior notes which are not measured at fair value on a recurring basis were $201,727 thousand and 227,370 thousand, respectively. The estimated fair value is based on Level 2 inputs.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

9. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2013, 98.5% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Beginning balance	$113,624	$91,882
Provisions	4,228	4,703
Severance payments	(627)	(2,323)
Translation adjustments	(4,286)	1,209

	112,939	95,471

Less: Cumulative contributions to the National Pension Fund	(379)	(393)
Group Severance insurance plan	(754)	(726)

Accrued severance benefits, net	$111,806	$94,352

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2013	$—
2014	343
2015	353
2016	1,263
2017	1,695
2018	2,913
2019 – 2023	20,218

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

11. Restructuring and Impairment Charges

The Company recognized $1,829 thousand of restructuring charges for the three months ended March 31, 2013 from restructuring one of the Company’s fabrication facilities and $617 thousand of impairment charges from certain existing technology.

12. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

MagnaChip Semiconductor Ltd. (Korea) is the principal operating entity within the consolidated Company. For the three months ended March 31, 2013, income tax benefit for MagnaChip Semiconductor, Ltd. (Korea) was recorded due to the adjustment of valuation allowance for deferred net assets. The Company assesses whether it is more likely than not that the deferred tax assets existing at the period-end will be realized in future periods. In such assessment, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations.

Income tax expense recorded for the three month period ended March 31, 2013 and 2012 was $1,662 thousand and $2,230 thousand, respectively.

13. Geographic and Segment Information

The following sets forth information relating to the reportable segments:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Sales
Display Solutions	$70,323	$83,225
Semiconductor Manufacturing Services	104,138	67,863
Power Solutions	30,184	25,253
All other	653	661

Total segment net sales	$205,298	$177,002

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	March 31, 2013	March 31, 2012
Korea	$94,502	$97,951
Asia Pacific	69,736	59,235
U.S.A.	28,384	13,353
Europe	11,729	5,565
Other	947	898

Total	$205,298	$177,002

Net sales from the Company’s top ten largest customers accounted for 68.8% and 63.7% for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013, we had three customers which represented 12.6%, 10.5% and 10.3% of the Company’s net sales, respectively.

For the three months ended March 31, 2012, we had two customers which represented 13.8% and 13.5% of the Company’s net sales, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of March 31, 2013.

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of March 31, 2013 and December 31, 2012, respectively:

	Year Ended March 31, 2013	Year Ended December 31, 2012
Foreign currency translation adjustments	$(32,320)	$(41,454)
Derivative adjustments	(2,438)	2,074
Unrealized gain on investments	303	75

Total	$(34,455)	$(39,305)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012 is as follows:

As of March 31, 2013	Derivative adjustments	Unrealized gain on investments	Foreign currency translation adjustments	Total
Beginning balance	$2,074	$75	$(41,454)	$(39,305)

Other comprehensive income (loss) before reclassifications	(4,207)	228	9,133	5,154
Amounts reclassified from accumulated other comprehensive income	(304)	—	—	(304)

Net current-period other comprehensive income (loss)	(4,511)	228	9,133	4,850

Ending balance	$(2,437)	$303	$(32,321)	$(34,455)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

As of March 31, 2012	Derivative adjustments	Unrealized gain on investments	Foreign currency translation adjustments	Total
Beginning balance	$(7,771)	$90	$(7,129)	$(14,810)

Other comprehensive income (loss) before reclassifications	1,542	79	(8,312)	(6,691)
Amounts reclassified from accumulated other comprehensive loss	32	—	—	32

Net current-period other comprehensive income (loss)	1,574	79	(8,312)	(6,659)

Ending balance	$(6,197)	$169	$(15,441)	$(21,469)

Income tax impact related to changes in accumulated other comprehensive loss for the three months ended March 31, 2013 is $1,275 thousand.

15. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$(7,405)	$15,263
Weighted average common stock outstanding—
Basic	35,539,413	37,524,127
Diluted	35,539,413	38,298,336
Earnings (loss) per share—
Basic	$(0.21)	$0.41
Diluted	$(0.21)	$0.40

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2013	March 31, 2012
Options	3,033,021	248,399
Warrants	1,874,230	1,875,028

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

16. Condensed Consolidating Financial Information

The Company’s $203.7 million senior notes are guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor, Ltd. (U.K.) and MagnaChip Semiconductor (Shanghai) Company Limited. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several subject to release under certain customary circumstances, including (1) the sale or other disposition of the capital stock of a Guarantor, or all or substantially all of its assets, to a third party, so long as the proceeds of such sale are used in accordance with the “Asset Sale” and other covenants of the Indenture; (2) the declaration of such Guarantor as an “Unrestricted Subsidiary” under the Indenture; and (3) upon legal defeasance, covenant defeasance or in accordance with the satisfaction and discharge provisions of the Indenture.

The senior notes are structurally subordinated to the creditors of the Company’s principal manufacturing and selling subsidiary, MagnaChip Semiconductor, Ltd. (Korea), which accounts for substantially all of the Company’s net sales and assets.

Below are condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, condensed consolidating statements of comprehensive income for the three months ended March 31, 2013 and 2012 and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012 of those entities that guarantee the senior notes, those that do not, MagnaChip Semiconductor Corporation, and the co-issuers.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

March 31, 2013

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$771	$2,505	$176,834	$2,877	$—	$182,987
Restricted cash	—	—	37	—	—	37
Accounts receivable, net	—	—	147,284	21,080	(22,097)	146,267
Inventories, net	—	—	83,910	—	—	83,910
Other receivables	323	50,276	6,823	1,433	(55,193)	3,662
Prepaid expenses	139	—	13,378	364	(3,480)	10,401
Current deferred income tax assets	—	—	20,579	2,291	—	22,870
Other current assets	89,714	255,474	5,418	208,130	(553,414)	5,322

Total current assets	90,947	308,255	454,263	236,175	(634,184)	455,456

Property, plant and equipment, net	—	—	255,056	88	—	255,144
Intangible assets, net	—	—	12,084	85	—	12,169
Long-term prepaid expenses	—	—	19,247	—	(3,146)	16,101
Investment in subsidiaries	(430,112)	(516,426)	—	(321,345)	1,267,883	—
Long-term intercompany loan	697,125	771,128	—	620,570	(2,088,823)	—
Deferred income tax assets	—	—	41,485	1,319	—	42,804
Other non-current assets	—	5,549	9,541	269	—	15,359

Total assets	$357,960	$568,506	$791,676	$537,161	$(1,458,270)	$797,033

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$100,569	$610	$(21,754)	$79,425
Other accounts payable	54,206	8	29,034	2,263	(55,536)	29,975
Accrued expenses	574	99,599	245,843	256,300	(553,048)	49,268
Derivative liabilities	—	—	4,619	—	—	4,619
Other current liabilities	—	—	2,980	4,002	(3,846)	3,136

Total current liabilities	54,780	99,607	383,045	263,175	(634,184)	166,423

Long-term borrowings, net	—	898,852	606,000	785,698	(2,088,823)	201,727
Accrued severance benefits, net	—	—	111,557	249	—	111,806
Other non-current liabilities	—	—	11,835	5,207	(3,145)	13,897

Total liabilities	54,780	998,459	1,112,437	1,054,329	(2,726,152)	493,853

Stockholders’ equity
Common stock	397	136,229	39,735	51,246	(227,210)	397
Additional paid-in capital	103,310	(730,824)	(534,460)	(728,738)	1,994,022	103,310
Retained earnings	279,846	199,097	204,039	194,977	(598,113)	279,846
Treasury stock	(45,918)	—	—	—	—	(45,918)
Accumulated other comprehensive loss	(34,455)	(34,455)	(30,075)	(34,653)	99,183	(34,455)

Total stockholders’ equity	303,180	(429,953)	(320,761)	(517,168)	1,267,882	303,180

Total liabilities and stockholders’ equity	$357,960	$568,506	$791,676	$537,161	$(1,458,270)	$797,033

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

December 31, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,193	$10,539	$168,176	$1,330	$—	$182,238
Restricted cash	—	—	133	—	—	133
Accounts receivable, net	—	—	143,514	23,143	(23,326)	143,331
Inventories, net	—	—	89,363	—	—	89,363
Other receivables	363	42,276	3,288	183	(44,681)	1,429
Prepaid expenses	36	—	10,544	201	(2,897)	7,884
Current deferred income tax assets	—	—	20,177	2,591	—	22,768
Other current assets	84,045	243,989	8,918	199,034	(526,306)	9,680

Total current assets	86,637	296,804	444,113	226,482	(597,210)	456,826

Property, plant and equipment, net	—	—	238,157	99	—	238,256
Intangible assets, net	—	—	15,138	122	—	15,260
Long-term prepaid expenses	—	—	21,382	—	(3,334)	18,048
Deferred income tax assets	—	—	44,927	1,783	—	46,710
Investment in subsidiaries	(422,475)	(513,236)	—	(317,612)	1,253,323	—
Long-term intercompany loan	697,125	776,369	—	621,992	(2,095,486)	—
Other non-current assets	—	5,760	8,818	288	—	14,866

Total assets	$361,287	$565,967	$772,535	$533,154	$(1,442,707)	$789,966

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$101,877	$360	$(23,001)	$79,236
Other accounts payable	44,438	—	15,490	679	(45,007)	15,600
Accrued expenses	308	89,095	235,921	244,467	(526,305)	43,486
Other current liabilities	6,232	—	3,507	3,131	(2,897)	9,973

Total current liabilities	50,978	89,095	356,795	248,637	(597,210)	148,295

Long-term borrowings	—	898,778	606,000	792,361	(2,095,486)	201,653
Accrued severance benefits, net	—	—	112,210	236	—	112,446
Other non-current liabilities	—	—	15,071	5,525	(3,333)	17,263

Total liabilities	50,978	987,873	1,090,076	1,046,759	(2,696,029)	479,657

Stockholders’ equity
Common stock	396	136,229	39,005	51,976	(227,210)	396
Additional paid-in capital	101,885	(731,240)	(534,819)	(729,213)	1,995,272	101,885
Retained earnings	287,251	212,140	217,341	203,133	(632,614)	287,251
Treasury stock	(39,918)	—	—	—	—	(39,918)
Accumulated other comprehensive loss	(39,305)	(39,305)	(39,068)	(39,501)	117,874	(39,305)

Total stockholders’ equity	310,309	(422,176)	(317,541)	(513,605)	1,253,322	310,309

Total liabilities and stockholders’ equity	$361,287	$565,697	$772,535	$533,154	$(1,442,707)	$789,966

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended March 31, 2013

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$205,448	$4,788	$(4,938)	$205,298
Cost of sales	—	—	139,554	114	(113)	139,555

Gross profit	—	—	65,894	4,674	(4,825)	65,743

Selling, general and administrative expenses	1,289	24	19,283	3,144	(3,949)	19,791
Research and development expenses	—	—	21,030	428	(876)	20,582
Restructuring and impairment charges	—	—	2,446	—	—	2,446

Operating income (loss)	(1,289)	(24)	23,135	1,102	—	22,924

Other income (expense)	5,669	(4,561)	(34,924)	5,149	—	(28,667)

Income (loss) before income taxes, equity in earnings of related equity investment	4,380	(4,585)	(11,789)	6,251	—	(5,743)

Income tax expenses	—	—	228	1,434	—	1,662

Income (loss) before equity in earnings of related investment	4,380	(4,585)	(12,017)	4,817	—	(7,405)

Equity in loss of related investment	(11,785)	(7,338)	—	(12,017)	31,140	—

Net loss	$(7,405)	$(11,923)	$(12,017)	$(7,200)	$31,140	$(7,405)

Comprehensive loss	$(2,555)	$(7,073)	$(3,024)	$(2,352)	$12,449	$(2,555)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended March 31, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$177,011	$4,824	$(4,833)	$177,002
Cost of sales	—	—	127,086	252	(251)	127,087

Gross profit	—	—	49,925	4,572	(4,582)	49,915

Selling, general and administrative expenses	620	44	18,010	3,086	(3,551)	18,209
Research and development expenses	—	—	20,572	290	(1,031)	19,831

Operating income (loss)	(620)	(44)	11,343	1,196	—	11,875

Other income (expense)	5,796	4,180	(462)	(3,896)	—	5,618

Income before income taxes, equity in earnings of related equity investment	5,176	4,136	10,881	(2,700)	—	17,493

Income tax expenses	115	125	447	1,543	—	2,230

Income before equity in earnings (loss) of related investment	5,061	4,011	10,434	(4,243)	—	15,263

Equity in earnings of related investment	10,202	6,105	—	10,432	(26,739)	—

Net income	$15,263	$10,116	$10,434	$6,189	$(26,739)	$15,263

Comprehensive income (loss)	$8,604	$3,457	$5,859	$(471)	$(8,845)	$8,604

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2013

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net loss	$(7,405)	$(11,923)	$(12,017)	$(7,200)	$31,140	$(7,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	8,475	47	—	8,522
Provision for severance benefits	—	—	4,195	34	—	4,229
Amortization of debt issuance costs and original issue discount	—	283	—	—	—	283
Loss (gain) on foreign currency translation, net	171	5,070	30,138	(7,099)	—	28,280
Loss on disposal of intangible assets, net	—	—	1	—	—	1
Restructuring and impairment charges	—	—	618	—	—	618
Stock-based compensation	2	—	416	2	—	420
Equity in loss of related investment	11,785	7,338	—	12,017	(31,140)	—
Other	—	—	686	(51)	—	635
Changes in operating assets and liabilities
Accounts receivable, net	—	—	(7,037)	1,857	(1,229)	(6,409)
Inventories, net	—	—	2,022	—	—	2,022
Other receivables	1,159	(8,000)	(3,698)	(1,251)	10,512	(1,278)
Other current assets	(5,942)	(11,485)	1,036	(9,494)	27,899	2,014
Deferred tax assets	—	—	1,760	422	—	2,182
Accounts payable	—	—	794	249	1,247	2,290
Other accounts payable	9,769	8	8,897	1,591	(10,531)	9,734
Accrued expenses	266	10,675	2,694	12,198	(26,958)	(1,125)
Other current liabilities	(6,233)	—	(415)	1,761	(951)	(5,838)
Payment of severance benefits	—	—	(627)	—	—	(627)
Other	—	—	1,411	(2,317)	(98)	(1,004)

Net cash provided by (used in) operating activities	3,572	(8,034)	39,349	2,766	(109)	37,544

Cash flows from investing activities
Decrease in restricted cash	—	—	92	—	—	92
Purchases of plant, property and equipment	—	—	(32,927)	—	—	(32,927)
Payment for intellectual property registration	—	—	(142)	—	—	(142)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2013

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Payment of guarantee deposits	—	—	(741)	—	—	(741)
Other	—	—	(9)	17	—	8

Net cash provided by (used in) investing activities	—	—	(33,727)	17	—	(33,710)

Cash flow from financing activities
Proceeds from issuance of common stock	1,006	—	—	—	—	1,006
Acquisition of treasury stock	(6,000)	—	—	—	—	(6,000)

Net cash used in financing activities	(4,994)	—	—	—	—	(4,994)

Effect of exchanges rates on cash and cash equivalents	—	—	3,002	(1,202)	109	1,909

Net increase (decrease) in cash and cash equivalents	(1,422)	(8,034)	8,624	1,581	—	749

Cash and cash equivalents
Beginning of the period	2,193	10,539	168,176	1,330	—	182,238

Net increase (decrease) in cash and cash equivalent from changes of consolidated subsidiaries	—	—	34	(34)	—	—

End of the period	$771	$2,505	$176,834	$2,877	$—	$182,987

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net income	$15,263	$10,116	$10,434	$6,189	$(26,739)	$15,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	7,430	44	—	7,474
Provision for severance benefits	—	—	4,694	9	—	4,703
Amortization of debt issuance costs and original issue discount	—	242	—	—	—	242
Loss (gain) on foreign currency translation, net	—	(4,456)	(11,903)	3,535	—	(12,824)
Gain on disposal of property, plant and equipment, net	—	—	(269)	—	—	(269)
Loss on disposal of intangible assets, net	—	—	11	—	—	11
Stock-based compensation	(34)	—	484	8	—	458
Equity in earnings of related investment	(10,202)	(6,105)	—	(10,432)	26,739	—
Other	1	1	95	27	(1)	123
Changes in operating assets and liabilities
Accounts receivable, net	—	—	1,888	(3)	(546)	1,339
Inventories, net	—	—	(2,860)	—	—	(2,860)
Other receivables	1	(11,032)	1,367	29	5,611	(4,024)
Other current assets	(5,913)	(11,197)	8,590	(29,369)	46,425	8,536
Deferred tax assets	74	81	190	526	—	871
Accounts payable	—	—	12,601	(570)	550	12,581
Other accounts payable	11,170	25	(401)	(5,481)	(5,611)	(298)
Accrued expenses	(13)	11,135	14,010	31,183	(46,429)	9,886
Other current liabilities	243	266	705	1,011	—	2,225
Payment of severance benefits	—	—	(2,323)	—	—	(2,323)
Other	(121)	(133)	982	(1,989)	—	(1,261)

Net cash provided by (used in) operating activities	10,469	(11,057)	45,725	(5,283)	(1)	39,853

Cash flows from investing activities
Decrease in restricted cash	—	—	2,995	—	—	2,995
Proceeds from disposal of plant, property and equipment	—	—	273	—	—	273
Purchases of plant, property and equipment	—	—	(24,743)	(15)	—	(24,758)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2012

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Payment for intellectual property registration	—	—	(190)	—	—	(190)
Payment for purchase of Dawin, net of cash acquired	—	—	(8,642)	—	—	(8,642)
Decrease in short-term financial instruments	—	—	173	—	—	173
Collection of guarantee deposits	—	—	14	17	—	31
Payment of guarantee deposits	—	—	(176)	(2)	—	(178)
Other	—	11,032	(34)	11,017	(22,063)	(48)

Net cash provided by (used in) investing activities	—	11,032	(30,330)	11,017	(22,063)	(30,344)

Cash flow from financing activities
Proceeds from issuance of common stock	108	—	—	—	—	108
Repayment of long-term intercompany borrowings	—	—	(11,321)	(11,032)	22,353	—
Repayment of obligations under capital lease	—	—	(1,510)	—	—	(1,510)
Acquisition of treasury stock	(11,935)	—	—	—	—	(11,935)

Net cash used in financing activities	(11,827)	—	(12,831)	(11,032)	22,353	(13,337)

Effect of exchanges rates on cash and cash equivalents	—	—	(956)	(415)	(289)	(1,660)

Net increase (decrease) in cash and cash equivalents	(1,358)	(25)	1,608	(5,713)	—	(5,488)

Cash and cash equivalents
Beginning of the period	1,677	25,119	127,118	8,197	—	162,111

End of the period	$319	$25,094	$128,726	$2,484	$—	$156,623

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,200 registered novel patents and 120 pending novel patent applications, and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

Our wide variety of analog and mixed-signal semiconductor products and manufacturing services combined with our deep technology platform allows us to address multiple high-growth end markets and to rapidly develop and introduce new products and services in response to market demands. Our substantial manufacturing operations in Korea and design center in Korea place us at the core of the global consumer electronics supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs and allows us to better serve and capture additional demand from existing and new customers.

To maintain and increase our profitability, we must accurately forecast trends in demand for consumer electronics products that incorporate semiconductor products we produce. We must understand our customers’ needs as well as the likely end market trends and demand in the markets they serve. We must balance the likely manufacturing utilization demand of our product businesses and foundry business to optimize the utilization of our facilities. We must also invest in relevant research and development activities and manufacturing capacity and purchase necessary materials on a timely basis to meet our customers’ demand while maintaining our target margins and cash flow.

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

Within our Display Solutions and Power Solutions segments, net sales are driven by design wins in which we or another company is selected by an electronics original equipment manufacturer, or OEM, or other potential customer to supply its demand for a particular product. A customer will often have more than one supplier designed in to multi-source components for a particular product line. Once designed in, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used, the inventory levels maintained by our customers and in some cases, allocation of demand for components for a particular product among selected qualified suppliers.

Within the Semiconductor Manufacturing Services business, net sales are driven by customers’ decisions on which manufacturing services provider to use for a particular product. Most of our Semiconductor Manufacturing Services customers are fabless and depend upon service providers like us to manufacture their products. A customer will often have more than one supplier of manufacturing services; however, they tend to allocate a majority of manufacturing volume to one of their suppliers. We strive to be the primary supplier of manufacturing services to our customers. Once selected as a primary supplier, we often specify the pricing of a particular service on a per wafer basis for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which the products we manufacture for customers are used, the inventory levels maintained by our customers and, in some cases, allocation of demand for manufacturing services among selected qualified suppliers.

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

Recent Developments

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. The stock repurchase program began on October 27, 2011. On August 13, 2012, we announced that our board of directors extended our existing stock repurchase program through October 27, 2013, and increased the total amount of common stock we may repurchase by an additional $25 million, subject to applicable legal and contractual restrictions, for a maximum aggregate repurchase amount under the program of up to $60 million. The stock repurchase program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. As of March 31, 2013, we had purchased 4,339,901 shares of our common stock in the open market at an aggregate cost of $45.9 million.

On March 2, 2012, our Korean subsidiary, MagnaChip Semiconductor, Ltd., completed the acquisition of Dawin Electronics, a privately-held semiconductor company that designs and manufactures IGBT, Fast Recovery Diode and MOSFET modules. The total consideration paid for the acquisition, amounted to $9.3 million. As a result of the acquisition, we expect to grow our IGBT and FRD business position and improve our IGBT module cost structure using Dawin Electronic’s developed technology and engineering know-how. We expect that the acquisition will be synergistic to our Power Solutions business and be accretive to its revenue. We recorded $3.2 million in goodwill at the completion of the acquisition.

On February 8, 2013, we closed an underwritten registered public offering of 5,750,000 shares of our common stock owned by certain of our stockholders at a price per share of $14.50. We did not receive any proceeds from the sale of our common stock by the selling stockholders but paid certain expenses in connection with such secondary offering.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services. We have identified these segments based on how we allocate resources and assess our performance.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD televisions and LED televisions and displays, mobile PCs and mobile communications and entertainment devices. Our display solutions support the industry’s most advanced display technologies, such as LTPS and AMOLED, as well as high-volume display technologies such as TFT. Our Display Solutions business represented 34.3% and 47.0% of our net sales for the three months ended March 31, 2013 and March 31, 2012, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, LED drivers, DC-DC converters, analog switches and linear regulators, such as low-dropout regulators, or LDOs. Our power solutions products are designed for applications such as mobile phones, LCD televisions, and desktop computers, and allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. Going forward, we expect to continue to expand our power management product portfolio. Our Power Solutions business represented 14.7% and 14.3% of our net sales for three months ended March 31, 2013 and March 31, 2012, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 319 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 50.7% and 38.3% of our net sales for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2013 and March 31, 2012, we sold products to over 202 and 190 customers, respectively, and our net sales to our ten largest customers represented 69% and 64% of our net sales. We have a combined production capacity of over 136,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2013, approximately 98.5% of our employees were eligible for severance benefits.

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

Results of Operations – Comparison of Three Months Ended March 31, 2013 and 2012

The following table sets forth consolidated results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$205.3	100.0%	$177.0	100.0%	$28.3
Cost of sales	139.6	68.0	127.1	71.8	12.5

Gross profit	65.7	32.0	49.9	28.2	15.8

Selling, general and administrative expenses	19.8	9.6	18.2	10.3	1.6
Research and development expenses	20.6	10.0	19.8	11.2	0.8
Restructuring and impairment charges	2.4	1.2	—	—	2.4

Operating income	22.9	11.2	11.9	6.7	11.0

Interest expense, net	(5.8)	(2.8)	(5.6)	(3.2)	(0.3)
Foreign currency gain (loss), net	(22.6)	(11.0)	11.1	6.3	(33.7)
Others	(0.3)	(0.1)	0.1	0.1	(0.3)

	(28.7)	(14.0)	5.6	3.2	(34.3)

Income (loss) before income taxes	(5.7)	(2.8)	17.5	9.9	(23.2)
Income tax expenses	1.7	0.8	2.2	1.3	(0.6)

Net income (loss)	$(7.4)	(3.6)%	$15.3	8.6%	$(22.7)

Net Sales

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$70.3	34.3%	$83.2	47.0%	$(12.9)
Power Solutions	30.2	14.7	25.2	14.3	4.9
Semiconductor Manufacturing Services	104.1	50.7	67.9	38.3	36.3
All other	0.7	0.3	0.7	0.4	—

	$205.3	100.0%	$177.0	100.0%	$28.3

Net sales were $205.3 million for the three months ended March 31, 2013, a $28.3 million, or 16.0%, increase, compared to $177.0 million for the three months ended March 31, 2012. This increase was primarily due to higher net sales driven by our Semiconductor Manufacturing Services segment and Power Solutions segment, which were offset in part by a decrease in net sales from our Display Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $70.3 million for the three months ended March 31, 2013, a $12.9 million, or 15.5%, decrease from $83.2 million for the three months ended March 31, 2012. The decrease was primarily due to a decrease in sales volume related to lower demand for certain consumer electronics products such as digital televisions and PCs, which was offset by an increase in average selling prices due to an improved product mix.

Power Solutions. Net sales from our Power Solutions segment were $30.2 million for the three months ended March 31, 2013, a $4.9 million, or 19.5%, increase from $25.2 million for the three months ended March 31, 2012. The increase was primarily due to an increase in average selling prices driven by an improved product mix and higher demand for power management products from existing and new customers as we expanded this business.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $104.1 million for the three months ended March 31, 2013, a $36.3 million, or 53.5%, increase compared to $67.9 million for the three months ended March 31, 2012. This increase was primarily due to an increase in sales volume of eight-inch equivalent wafers driven by higher market demand and an increase in average selling prices of eight-inch wafers.

All Other. Net sales from All other were $0.7 million for the three months ended March 31, 2013 and 2012.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$94.5	46.0%	$98.0	55.3%	$(3.4)
Asia Pacific	69.7	34.0	59.2	33.5	10.5
U.S.A	28.4	13.8	13.4	7.5	15.0
Europe	11.7	5.7	5.6	3.1	6.2
Others	0.9	0.5	0.9	0.5	—

	$205.3	100.0%	$177.0	100.0%	$28.3

Net sales in Asia Pacific for the three months ended March 31, 2013 increased from $59.2 million to $69.7 million compared to the three months ended March 31, 2012, or by $10.5 million, or 17.7%, primarily due to increased demand in the market for Semiconductor Manufacturing Services products. Net sales in U.S.A for the three months ended March 31, 2013 increased from $13.4 million to $28.4 million compared to the three months ended March 31, 2012, or by $15.0 million, or 112.6%, primarily due to increased demand for Semiconductor Manufacturing Services products.

Gross Profit

Total gross profit was $65.7 million for the three months ended March 31, 2013 compared to $49.9 million for the three months ended March 31, 2012, a $15.8 million, or 31.7%, increase. Gross profit as a percentage of net sales for the three months ended March 31, 2013 increased to 32.0% compared to 28.2% for the three months ended March 31, 2012. This increase in gross profit was primarily attributable to a significant volume increase in our Semiconductor Manufacturing Services segment and an increase in average selling prices in our Power Solutions segment, which were partially offset by a decrease in product sales volume in our Display Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $19.8 million, or 9.6% of net sales, for the three months ended March 31, 2013, compared to $18.2 million, or 10.3% of net sales, for the three months ended March 31, 2012. The increase of $1.6 million, or 8.7%, was primarily attributable to an increase in salaries and related expenses resulting from an annual salary increase and an increase in outside service fees related to secondary offering expenses.

Research and Development Expenses. Research and development expenses were $20.6 million, or 10.0% of net sales, for the three months ended March 31, 2013, compared to $19.8 million, or 11.2% of net sales, for the three months ended March 31, 2012. The increase of $0.8 million, or 3.8%, was primarily due to an increase in salaries and related expenses resulting from an annual salary increase.

Restructuring and Impairment Charges. Restructuring and impairment charges for the three months ended March 31, 2013 were $2.4 million compared to nil for the three months ended March 31, 2012. Restructuring charges of $1.8 million recorded for the three months ended March 31, 2013 were related to the restructuring of one of our fabrication facilities. Impairment charges of $0.6 million for the three months ended March 31, 2013 consisted of impairments to certain existing technology.

Operating Income

As a result of the foregoing, operating income increased by $11.0 million, or 93.0%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As discussed above, the increase in operating income resulted from a $15.8 million increase in gross profit, which was offset by a $2.4 million increase in restructuring and impairment charges, a $1.6 million increase in selling, general and administrative expenses and a $0.8 million increase in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $5.8 million during the three months ended March 31, 2013, an increase of $0.3 million compared to $5.6 million for the three months ended March 31, 2012. Interest expense for the three months ended March 31, 2013 and March 31, 2012 was mainly incurred under our outstanding senior notes originally issued on April 9, 2010.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended March 31, 2013 was $22.6 million compared to net foreign currency gain of $11.1 million for the three months ended March 31, 2012. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,112.1:1 and 1,137.8:1 using the first base rate as of March 31, 2013 and March 31, 2012, respectively, as quoted by the Korea Exchange Bank.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net loss on valuation of derivatives for the three months ended March 31, 2013 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the three months ended March 31, 2013 were $1.7 million, compared to $2.2 million for the three months ended March 31, 2012. Income tax expenses for the three months ended March 31, 2013 were comprised of $1.4 million of current income tax expenses, net incurred in various jurisdictions in which our subsidiaries are located, $1.0 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized and $1.2 million of tax impact related to changes in accumulated other comprehensive loss, which were offset by $1.9 million from the change of deferred tax assets.

Net Income (Loss)

As a result of the foregoing, net income decreased by $22.7 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As discussed above, the decrease in net income was primarily due to a $33.7 million decrease of foreign currency gain, which was partially offset by a $11.0 million increase in operating income and a $0.6 million decrease in income tax expenses.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net, and (viii) expenses incurred for our secondary offering in February 2013. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

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

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(In millions)
Net income (loss)	$(7.4)	$15.3
Adjustments:
Depreciation and amortization	8.5	7.5
Interest expense, net	5.8	5.6
Income tax expenses	1.7	2.2
Restructuring and impairment charges(a)	2.4	—
Equity-based compensation expense(b)	0.4	0.5
Foreign currency loss (gain), net(c)	22.6	(11.1)
Derivative valuation loss (gain), net(d)	0.3	(0.1)
Secondary offering (e)	0.7	—

Adjusted EBITDA	$35.0	$19.8

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of one of our fabrication facilities and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the three months ended March 31, 2013.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses incurred for our secondary offering in February 2013.

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

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) expenses incurred for our secondary offering in February 2013, and (vii) GAAP and cash tax expense difference.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(In millions)
Net income (loss)	$(7.4)	$15.3
Adjustments:
Restructuring and impairment charges(a)	2.4	—
Equity-based compensation expense(b)	0.4	0.5
Amortization of intangibles(c)	1.7	2.0
Foreign currency loss (gain), net(d)	22.6	(11.1)
Derivative valuation loss (gain), net(e)	0.3	(0.1)
Secondary offering (f)	0.7	—
GAAP and cash tax expense difference(g)	(1.0)	—

Adjusted Net Income	$19.7	$6.5

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of one of our fabrication facilities and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the three months ended March 31, 2013.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the original acquisition of our business from Hynix Semiconductor, Inc., or SK Hynix, in October 2004 and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.

(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses incurred for our secondary offering in February 2013.
(g)	This adjustment eliminates the impact of difference between GAAP and cash tax expense.

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

As of March 31, 2013, our cash and cash equivalents balance was $183.0 million, a $0.7 million increase, compared to $182.2 million as of December 31, 2012. The increase resulted from $37.5 million of cash inflow provided by operating activities, which was offset by $33.7 million cash outflow used in investing and $5.0 million of cash outflow used in financing activities including our repurchase of $6.0 million of our common stock.

In addition, from time to time, depending on market conditions and other factors, we may, as part of ordinary cash management and treasury functions, repurchase and retire additional outstanding 10.500% senior notes due 2018, in open market, privately negotiated transactions or otherwise.

Cash Flows from Operating Activities

Cash inflow generated by operating activities totaled $37.5 million for the three months ended March 31, 2013, compared to $39.9 million of cash inflow provided by operating activities in the three months ended March 31, 2012. The net operating cash inflow for the three months ended March 31, 2013 reflects our net loss of $7.4 million and non-cash adjustments of $43.0 million, which mainly consisted of loss on foreign currency translation and depreciation and amortization, and a decrease in net operating assets of $2.0 million.

Our working capital balance as of March 31, 2013 was $289.0 million compared to $308.4 million as of December 31, 2012. The $19.4 million decrease was primarily attributable to a $5.5 million decrease in inventories, net, a $14.4 million increase in other accounts payable and a $5.8 million increase in accrued expense, which were partially offset by a $6.8 million decrease in other current liabilities.

Cash Flows from Investing Activities

Cash flow used in investing activities totaled $33.7 million in the three months ended March 31, 2013, compared to $30.3 million of cash generated by investing activities in the three months ended March 31, 2012. The increase was primarily due to an increase in capital expenditures of $8.1 million and a $2.9 million change in restricted cash, which were offset by $8.6 million related to the acquisition of Dawin Electronics in March 2012.

Cash Flows from Financing Activities

Cash outflow provided by financing activities totaled $5.0 million for the three months ended March 31, 2013, compared to $13.3 million of cash outflow generated by financing activities for the three months ended March 31, 2012. The financing cash outflow for the three months ended March 31, 2013 mainly consists of the repurchase of $6.0 million of our outstanding common stock, which was offset by $1.0 million of issuance of common stock. We repurchased 375,884 shares of common stock at a cost of $6.0 million for the three months ended March 31, 2013.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the three months ended March 31, 2013, capital expenditures were $33.1 million, an $8.1 million, or 32.6%, increase from $24.9 million in the three months ended March 31, 2012. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

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

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2013:

	Payments Due by Period
	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
	(In millions)
Senior notes(1)	$321.3	$21.4	$21.4	$21.4	$21.4	$21.4	$214.4
Operating lease(2)	50.2	5.8	4.5	2.1	2.1	2.1	33.5
Others(3)	15.7	2.3	7.2	4.2	2.0	—	—

(1)	Interest payments as well as $203.7 million aggregate principal amount outstanding as of March 31, 2013 out of $250.0 million senior notes originally issued in April 2010, which bear interest at a rate of 10.500% per annum and mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,112.1:1.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.7 million as of March 31, 2013. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

We believe that our significant accounting policies, which are described in Note 2 to the consolidated financial statements of MagnaChip Semiconductor Corporation and Subsidiaries for the three months ended March 31, 2013 included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

Business Combination

Adopting revised accounting guidance for business combinations, we (i) apply the expanded definition of “business” and “business combination” as prescribed by the revised guidance; (ii) recognize assets acquired and liabilities assumed (including goodwill) measured at fair value at the acquisition date; (iii) recognize acquisition-related expenses in earnings; and (iv) capitalize technology and customer relationship at fair value as intangible assets.

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

Sales of Accounts Receivable

We entered into a factoring arrangement with a financial institution under which we transfer certain receivables. We account for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constraints the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain (loss) reflected in earning during the period of sale.

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

Cash Flow Hedges

We are exposed to non-functional currency denominated cash flow fluctuations in connection with third party sales. We use foreign currency forward, option and zero cost collar contracts to hedge certain of these risks. Throughout the term of the designated cash flow hedge relationship, but at least quarterly, a retrospective evaluation and prospective assessment of hedge effectiveness is performed. Designated components of our derivative instruments’ gains or losses are included in the assessment of hedge effectiveness. In conjunction with our effectiveness testing, we also evaluate ineffectiveness associated with the hedge relationship. Resulting ineffectiveness, if any, is recognized immediately in our consolidated statements of operations.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No.2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU No.2013-02 from the quarter ended March 31, 2013.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This authoritative guidance was issued to enhance disclosure requirements on offsetting financial assets and liabilities. The new rules require us to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address implementation issues surrounding the scope of ASU No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. We adopted ASU No.2013-01 from the quarter ended March 31, 2013.

In July 2012, the FASB issued ASU No.2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under ASU 2012-02, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. ASU 2012-02 allows us the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Our election to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless we determines, based on a qualitative assessment, that is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for impairment tests for fiscal years beginning after September 15, 2012. We adopted ASU 2012-02 from the year ended December 31, 2012, and the adoption does not have a material impact on the Company’s consolidated financial statements.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2013 for our Korean subsidiary, MagnaChip Semiconductor, Ltd., a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $4.5 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at March 31, 2013 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.2 million in our U.S. dollar cash balance.

Interest Rate Exposures

As of March 31, 2013, $203.7 million aggregate principal amount of our senior notes remained outstanding. Our senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at March 31, 2013, we estimate that the fair value of this fixed rate note would decrease by $8.1 million and we would have additional interest expense costs over the market rate of $1.2 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at March 31, 2013, we estimate that the fair value of this fixed rate note would increase by $8.5 million and we would have a reduction in interest expense costs over the market rate of $1.3 million (on a 360-day basis).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2013 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the quarter ended March 31, 2013, and the years ended December 31, 2012, and December 31, 2011, our ten largest customers accounted for 69%, 63% and 63% of our net sales, respectively, and we had one customer, LG Display, representing 10%, 11% and 15% of our consolidated net sales for the quarter ended March 31, 2013, and the years ended December 31, 2012 and December 31, 2011, respectively. Substantially all of our sales to LG Display are in our Display Solutions segment and sales to LG Display represented 28%, 31% and 34% of net sales in our Display Solutions segment in the quarter ended March 31, 2013, and the years ended December 31, 2012, and December 31, 2011, respectively. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had a material favorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2012 compared to the fiscal year ended December 31, 2011. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of our outstanding senior notes could be adversely affected.

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

As of March 31, 2013, 2,325 employees, or approximately 65% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

Tensions with North Korea could have an adverse effect on us and the market value of our shares.

Relations between Korea and North Korea have been tense throughout Korea’s modern history. The level of tension between the two Koreas has fluctuated and may increase abruptly as a result of current and future events. In particular, since the death of Kim Jong-il, the former North Korean ruler, in mid-December 2011, there has been increased uncertainty with respect to the future of North Korea’s political leadership and concern regarding its implications for political and economic stability in the region. In addition, in recent years, there have been heightened security concerns stemming from North Korea’s nuclear weapon and long-range missile programs and increased uncertainty regarding North Korea’s actions and possible responses from the international community. North Korea’s economy also faces severe challenges, and any adverse economic developments may further aggravate social and political tensions within North Korea.

Although we do not derive any revenue from, nor sell any products in, North Korea, any future increase in tensions between Korea and North Korea that may occur, for example, if North Korea experiences a leadership crisis, high-level contacts between Korea and North Korea break down, or military hostilities occur, could have a material adverse effect on the Korean economy and on our business, financial condition, results of operations, and the market value of our common stock.

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

As of March 31, 2013, our total indebtedness was $201.7 million. Our substantial debt could have important consequences, including:

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

The credit ratings assigned to our debt reflect each rating agency’s opinion of our ability to make payments on the debt obligations when such payments are due. The current rating of our senior notes is B2 by Moody’s and BB- by Standard and Poors, both of which are below investment grade. A rating may be subject to revision or withdrawal at any time by the assigning rating agency. We may experience downgrades in our debt ratings in the future. Any lowering of our debt ratings would adversely impact our ability to raise additional debt financing and increase the cost of any such financing that is obtained. In the event any ratings downgrades are significant, we may choose not to incur new debt or refinance existing debt if we are unable to incur or refinance such debt at favorable interest rates or on favorable terms.

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

Since 2008, the global downturn and related financial crisis led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. Consumers and businesses deferred purchases in response to tighter credit and negative financial news, which has in turn negatively affected product demand and other related matters. The global downturn led to reduced customer spending in the semiconductor market and in our target markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on our products. Although recently there have been indications of improved economic conditions generally and in the semiconductor industry specifically, we cannot assure you of the extent to which such conditions will continue to improve or whether the improvement will be sustainable. If the global economic recovery is not sustained or the global economy experiences another recession, such adverse economic conditions could lead to the insolvency of key suppliers resulting in product delays, limit the ability of customers to obtain credit to finance purchases of our products, lead to customer insolvencies, and also result in counterparty failures that may negatively impact our treasury operations. As a result, our business, financial condition and results of operations could be materially adversely affected in future periods as a result of economic downturns.

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

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial condition.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through March 31, 2013, we recognized aggregate restructuring and impairment charges of $8.5 million, which consisted of $5.1 million of impairment charges and $3.4 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Based upon the number of shares of common stock outstanding as of March 31, 2013, our executive officers, directors and Avenue collectively beneficially owned approximately 23% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 26% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of March 31, 2013. In addition, affiliates of Avenue currently have two employees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets.

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

As of March 31, 2013, Avenue beneficially owned 8,039,539 shares, or approximately 22%, of our outstanding common stock, including 555,961 shares of common stock issuable upon exercise of outstanding warrants that are exercisable within sixty days of March 31, 2013. All of our currently outstanding shares that were issued pursuant to Section 1145 of the U.S. Bankruptcy Code, including Avenue’s shares, are eligible for sale from time to time under Rule 144 or Section 4(a)(1) of the Securities Act subject only to the limitations on affiliate sales. Additionally, all remaining shares beneficially owned by Avenue are registered for resale under an effective shelf registration statement and therefore are eligible for sale at any time or from time to time by Avenue. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

Provisions in our charter documents and Delaware Law may make it difficult for a third party to acquire us and could depress the price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Among other things, our certificate of incorporation and bylaws:

•	authorize our board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine;

•	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year;

•	permit directors to be removed only for cause by a majority vote of the stockholders;

•	prohibit action by written consent of our stockholders;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	—	—	—	$20,082,138.01
February 1, 2013 through February 28, 2013	338,237	$15.98	338,237	$14,678,009.27
March 1, 2013 through March 31, 2013	37,647	$15.83	37,647	$14,082,170.98

Total:	375,884		375,884

(1)	On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock, par value $0.01 per share. The program began on October 27, 2011. On August 13, 2012, we announced that we extended the ending date of the program from October 27, 2012 to October 27, 2013, unless earlier terminated by our board, and we announced that we were increasing the authorized repurchase amount to an aggregate of up to $60.0 million of our outstanding common stock, subject to applicable legal and contractual restrictions. The program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. As of April 30, 2013, we had repurchased 4,339,901 shares of our common stock at an aggregate cost of $45.9 million.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 3, 2013	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman (Authorized Officer)

Dated: May 3, 2013	By:	/s/ Margaret Sakai
Margaret Sakai
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.