Form 10-Q
period 2013-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2013-08-05
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

74, rue de Merl, L-2146

Luxembourg, Grand Duchy of Luxembourg

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

As of June 30, 2013, the registrant had 35,681,382 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2013 and 2012	7

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	9

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II OTHER INFORMATION		53

Item 1A.	Risk Factors	53

Item 6.	Exhibits	66

SIGNATURES		67

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

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$192,641	$182,238
Restricted cash	6	133
Accounts receivable, net	165,181	143,331
Inventories, net	76,342	89,363
Other receivables	2,459	1,429
Prepaid expenses	9,366	7,884
Current deferred income tax assets	25,347	22,768
Other current assets	3,695	9,680

Total current assets	475,037	456,826

Property, plant and equipment, net	247,242	238,256
Intangible assets, net	10,068	15,260
Long-term prepaid expenses	17,962	18,048
Deferred income tax assets	42,631	46,710
Other non-current assets	15,422	14,866

Total assets	$808,362	$789,966

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$76,175	$79,236
Other accounts payable	16,804	15,600
Accrued expenses	49,918	43,486
Derivative liabilities	10,247	—
Other current liabilities	6,912	9,973

Total current liabilities	160,056	148,295

Long-term borrowings, net	201,801	201,653
Accrued severance benefits, net	112,198	112,446
Other non-current liabilities	17,880	17,263

Total liabilities	491,935	479,657

Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,021,283 shares issued and 35,681,382 outstanding at June 30, 2013 and 39,599,374 shares issued and 35,635,357 outstanding at December 31, 2012	400	396
Additional paid-in capital	107,375	101,885
Retained earnings	284,282	287,251
Treasury stock, 4,339,901 and 3,964,017 shares at June 30, 2013 and December 31, 2012, respectively	(45,918)	(39,918)
Accumulated other comprehensive loss	(29,712)	(39,305)

Total stockholders’ equity	316,427	310,309

Total liabilities and stockholders’ equity	$808,362	$789,966

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$215,289	$202,634	$420,587	$379,636
Cost of sales	144,241	139,776	283,796	266,863

Gross profit	71,048	62,858	136,791	112,773

Selling, general and administrative expenses	19,709	20,093	39,500	38,302
Research and development expenses	21,131	19,762	41,713	39,593
Restructuring and impairment charges	—	—	2,446	—

Operating income	30,208	23,003	53,132	34,878

Other income (expenses)
Interest expense, net	(5,879)	(5,619)	(11,728)	(11,199)
Foreign currency gain (loss), net	(20,978)	(10,586)	(43,536)	523
Other	(230)	701	(490)	790

	(27,087)	(15,504)	(55,754)	(9,886)

Income (loss) before income taxes	3,121	7,499	(2,622)	24,992

Income tax expenses (benefits)	(1,315)	3,159	347	5,389

Net income (loss)	$4,436	$4,340	$(2,969)	$19,603

Earnings (loss) per common share—
Basic	$0.13	$0.12	$(0.08)	$0.53
Diluted	$0.12	$0.12	$(0.08)	$0.52
Weighted average number of shares—
Basic	35,474,001	36,713,569	35,506,527	37,118,848
Diluted	37,125,005	37,566,699	35,506,527	37,916,149

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss)	$4,436	$4,340	$(2,969)	$19,603
Other comprehensive income
Unrealized gain (loss) on investments, net of tax	137	(106)	365	(27)
Derivative adjustments, net of tax	(5,068)	(690)	(9,579)	884
Foreign currency translation adjustments	9,674	7,566	18,807	(746)

Total comprehensive income	$9,179	$11,110	$6,624	$19,714

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock
	Shares	Amount
Three Months Ended June 30, 2013
Balance at April 1, 2013	35,408,032	$397	$103,310	$279,846	$(45,918)	$(34,455)	$303,180
Stock-based compensation	—	—	493	—	—	—	493
Exercise of stock options	98,863	1	824	—	—	—	825
Exercise of warrants	174,487	2	2,748	—	—	—	2,750
Comprehensive income:
Net income	—	—	—	4,436	—	—	4,436
Fair valuation of derivatives	—	—	—	—	—	(5,063)	(5,063)
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustments	—	—	—	—	—	9,674	9,674
Unrealized gains on investments	—	—	—	—	—	137	137

Total comprehensive income							9,179

Balance at June 30, 2013	35,681,382	$400	$107,375	$284,282	$(45,918)	$(29,712)	$316,427

Six Months Ended June 30, 2013
Balance at January 1, 2013	35,635,357	$396	$101,885	$287,251	$(39,918)	$(39,305)	$310,309
Stock-based compensation	—	—	913	—	—	—	913
Exercise of stock options	246,673	2	1,817	—	—	—	1,819
Exercise of warrants	175,236	2	2,760	—	—	—	2,762
Acquisition of treasury stock	(375,884)	—	—	—	(6,000)	—	(6,000)
Comprehensive income:
Net loss	—	—	—	(2,969)	—	—	(2,969)
Fair valuation of derivatives	—	—	—	—	—	(9,270)	(9,270)
Reclassification to net loss from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	(309)	(309)
Foreign currency translation adjustments	—	—	—	—	—	18,807	18,807
Unrealized gains on investments	—	—	—	—	—	365	365

Total comprehensive income							6,624

Balance at June 30, 2013	35,681,382	$400	$107,375	$284,282	$(45,918)	$(29,712)	$316,427

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock
	Shares	Amount
Three Months Ended June 30, 2012
Balance at April 1, 2012	36,880,879	$394	$99,495	$109,213	$(23,728)	$(21,469)	$163,905
Stock-based compensation	—	—	457	—	—	—	457
Issuance of new stock	1,650	—	18	—	—	—	18
Exercise of stock options	9,625	1	57	—	—	—	58
Acquisitions of treasury stock	(538,609)	—	—	—	(5,000)	—	(5,000)
Comprehensive income:
Net income	—	—	—	4,340	—	—	4,340
Fair valuation of derivatives	—	—	—	—	—	(2,187)	(2,187)
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	1,497	1,497
Foreign currency translation adjustments	—	—	—	—	—	7,566	7,566
Unrealized losses on investments	—	—	—	—	—	(106)	(106)

Total comprehensive income							11,110

Balance at June 30, 2012	36,353,545	$395	$100,027	$113,553	$(28,728)	$(14,699)	$170,548

Six Months Ended June 30, 2012
Balance at January 1, 2012	37,907,575	$394	$98,929	$93,950	$(11,793)	$(14,810)	$166,670
Stock-based compensation	—	—	915	—	—	—	915
Issuance of new stock	2,468	—	26	—	—	—	26
Exercise of stock options	26,755	1	157	—	—	—	158
Acquisition of treasury stock	(1,583,253)	—	—	—	(16,935)	—	(16,935)
Comprehensive income:
Net income	—	—	—	19,603	—	—	19,603
Fair valuation of derivatives	—	—	—	—	—	(645)	(645)
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives	—	—	—	—	—	1,529	1,529
Foreign currency translation adjustments	—	—	—	—	—	(746)	(746)
Unrealized losses on investments	—	—	—	—	—	(27)	(27)

Total comprehensive income							19,714

Balance at June 30, 2012	36,353,545	$395	$100,027	$113,553	$(28,728)	$(14,699)	$170,548

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income (loss)	$(2,969)	$19,603
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,881	15,397
Provision for severance benefits	10,686	10,975
Amortization of debt issuance costs and original issue discount	568	497
Loss on foreign currency translation, net	55,008	55
Gain on disposal of property, plant and equipment, net	(26)	(190)
Loss on disposal of intangible assets, net	1	15
Restructuring and impairment charges	618	—
Stock-based compensation	913	915
Other	1,411	(348)
Changes in operating assets and liabilities
Accounts receivable	(29,486)	(8,296)
Inventories	6,760	(11,498)
Other receivables	600	(2,580)
Other current assets	7,425	8,851
Deferred tax assets	(995)	1,146
Accounts payable	853	14,654
Other accounts payable	(7,522)	9,677
Accrued expenses	(7,003)	7,890
Other current liabilities	(1,097)	6,611
Payment of severance benefits	(2,939)	(4,816)
Other	(1,107)	(1,996)

Net cash provided by operating activities	48,580	66,562

Cash flows from investing activities
Decrease in restricted cash	122	1,634
Proceeds from disposal of plant, property and equipment	27	891
Purchase of plant, property and equipment	(39,890)	(46,728)
Payment for intellectual property registration	(243)	(565)
Payment for purchase of Dawin, net of cash acquired	—	(8,642)
Decrease in short-term financial instruments	—	173
Collection of guarantee deposits	117	70
Payment of guarantee deposits	(939)	(176)
Other	11	(53)

Net cash used in investing activities	(40,795)	(53,396)

Cash flows from financing activities
Proceeds from issuance of common stock	4,581	183
Repayment of obligations under capital lease	—	(2,968)
Acquisition of treasury stock	(6,000)	(16,935)

Net cash used in financing activities	(1,419)	(19,720)
Effect of exchange rates on cash and cash equivalents	4,037	207

Net increase (decrease) in cash and cash equivalents	10,403	(6,347)

Cash and cash equivalents
Beginning of the period	182,238	162,111

End of the period	$192,641	$155,764

Supplemental cash flow information
Cash paid for interest	$10,694	$10,737

Cash paid (refunded) for income taxes	$6,345	$(684)

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The adoption of ASU 2013-11 will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company is currently evaluating the effect that the provisions of ASU 2013-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 from the quarter ended March 31, 2013.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”) which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This authoritative guidance was issued to enhance disclosure requirements on offsetting financial assets and liabilities. The new rules require the Company to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) to address implementation issues surrounding the scope of ASU 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. The Company adopted ASU 2013-01 from the quarter ended March 31, 2013.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

In July 2012, the FASB issued ASU No.2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under ASU 2012-02, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. ASU 2012-02 provides the Company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. The Company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the Company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for impairment tests for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 from the year ended December 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Early adoption is permitted. The Company adopted the applicable requirements of ASU 2011-08 from the year ended 2012.

3. Sales of Accounts Receivable

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $20,121 thousand and $8,412 thousand for the six month period ended June 30, 2013 and 2012, respectively and these sales resulted in a pre-tax loss of $42 thousand and $4 thousand for the six month period ended June 30, 2013 and 2012, respectively which is included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

4. Inventories

Inventories as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
Merchandise	$6	$7
Finished goods	12,935	14,551
Semi-finished goods and work-in-process	52,739	61,202
Raw materials	9,277	11,426
Materials in-transit	1,385	2,177

Inventories, net	$76,342	$89,363

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

5. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2013 and December 31, 2012 comprise the following:

	June 30, 2013	December 31, 2012
Buildings and related structures	$74,685	$79,822
Machinery and equipment	252,686	221,927
Vehicles and others	18,588	17,143
Equipment under capital lease	—	12,181

	345,959	331,073
Less: accumulated depreciation	(114,695)	(106,271)
accumulated depreciation on equipment under capital lease	—	(3,697)
Land	15,978	17,151

Property, plant and equipment, net	$247,242	$238,256

6. Intangible Assets

Intangible assets as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Technology	$20,540	$25,011
Customer relationships	27,027	29,010
Intellectual property assets	6,925	7,145
Less: accumulated amortization	(47,555)	(49,266)
Goodwill	3,131	3,360

Intangible assets, net	$10,068	$15,260

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

Details of derivative contracts as of June 30, 2013 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
December 14, 2012	Zero cost collar	$54,000	July to September 2013
December 27, 2012	Zero cost collar	$54,000	October to December 2013
January 25, 2013	Zero cost collar	$54,000	January to March 2014
March 8, 2013	Zero cost collar	$54,000	April to June 2014
April 5, 2013	Zero cost collar	$54,000	July to September 2014
May 29, 2013	Forward	$30,000	July to September 2013
May 29, 2013	Zero cost collar	$54,000	October to December 2014
June 21, 2013	Forward	$30,000	October to December 2013

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

The fair values of the Company’s outstanding forward and zero cost collar contracts recorded as assets and liabilities as of June 30, 2013 and December 31, 2012 are as follows:

Derivatives designated as hedging instruments:		June 30, 2013	December 31, 2012
Asset Derivatives:
Forward	Other current assets	$117	$514
Liability Derivatives:
Forward	Derivative liabilities	$502	$—
Zero cost collars	Derivative liabilities	9,745	—
Zero cost collars	Other non-current liabilities	1,604	—

Offsetting of derivative assets and derivative liabilities as of June 30, 2013 and December 31, 2012 is as follows:

As of June 30, 2013	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Forward	$117	$—	$117	$(117)	$—	$—
Liability Derivatives:
Forward	$502	$—	$502	$—	$—	$502
Zero cost collars	11,349	$—	11,349	(117)	—	11,232

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

As of December 31, 2012	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$514	$—	$514	$—	$—	$514
Liability Derivatives:
Zero cost collars	$—	$—	$—	$—	$—	$—

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2013 and 2012:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2Q, 2013	2Q, 2012		2Q, 2013	2Q, 2012		2Q, 2013	2Q, 2012
Forward	$(214)	$(1,552)	Net sales	$—	$—	Other income (expenses) — Others	$(107)	$529
Zero cost collars	(4,849)	(635)	Net sales	5	(1,497)	Other income (expenses) — Others	(124)	172

Total	$(5,063)	$(2,187)		$5	$(1,497)		$(231)	$701

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2013 and 2012:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	1H, 2013	1H, 2012		1H, 2013	1H, 2012		1H, 2013	1H, 2012
Forward	$(214)	$(385)	Net sales	$—	$—	Other income (expenses) — Others	$(107)	$513
Zero cost collars	(9,056)	(260)	Net sales	309	(1,529)	Other income (expenses) — Others	(391)	273

Total	$(9,270)	$(645)		$309	$(1,529)		$(498)	$786

The estimated net loss as of June 30, 2013 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $7,661 thousand.

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

In addition, the Company is required to deposit cash collateral with two financial institutions, the counterparties to the option, forward and zero cost collar contracts, for any exposure in excess of $5 million for each financial institution. No cash collateral was required as of June 30, 2013.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

8. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,027	$1,027	$1,027	$—	$—
Other current assets	117	117	—	117	—
Liabilities:
Derivative liabilities	10,247	10,247	—	10,247	—
Other non-current liabilities	1,604	1,604	—	1,604	—

As of June 30, 2013, the total carrying value and estimated fair value of the Company’s subsidiaries’ 10.500% Senior Notes due 2018 (the “2018 Notes”) which are not measured at fair value on a recurring basis were $201,801 thousand and $222,532 thousand, respectively. The estimated fair value is based on Level 2 inputs.

9. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2013, 98.3 % of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2013		June 30, 2012
Beginning balance	$112,940	$113,624	$95,472	$91,882
Provisions	6,458	10,687	6,272	10,975
Severance payments	(2,312)	(2,939)	(2,493)	(4,816)
Translation adjustments	(3,800)	(8,086)	(1,284)	(74)

	113,286	113,286	97,967	97,967
Less: Cumulative contributions to the National Pension Fund	(361)	(361)	(372)	(372)
Group Severance insurance plan	(727)	(727)	(712)	(712)

Accrued severance benefits, net	$112,198	$112,198	$96,883	$96,883

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2013	$—
2014	337
2015	343
2016	1,236
2017	1,554
2018	2,788
2019 – 2023	19,396

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

11. Restructuring and Impairment Charges

The Company recognized $1,829 thousand of restructuring charges for the six months ended June 30, 2013 from restructuring one of the Company’s fabrication facilities and $617 thousand of impairment charges from certain existing technology.

12. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

MagnaChip Semiconductor Ltd. (Korea) is the principal operating entity within the consolidated Company. For the three and six months ended June 30, 2013, income tax benefit for MagnaChip Semiconductor, Ltd. (Korea) was recorded due to the adjustment of deferred tax assets. The Company assesses whether it is more likely than not that the deferred tax assets existing at the period-end will be realized in future periods. In such assessment, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations.

Income tax benefit and income tax expense recorded for the three month period ended June 30, 2013 and 2012 was $1,315 thousand and $3,159 thousand, respectively, and income tax expense for the six month period ended June 30, 2013 and 2012 was $347 thousand and $5,389 thousand, respectively.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

13. Geographic and Division Information

The following is a summary of net sales by product division:

	Three Months Ended
	June 30, 2013	June 30, 2012
Net Sales
Display Solutions	$68,867	$76,784
Semiconductor Manufacturing Services	109,751	91,318
Power Solutions	35,959	33,699
All other	712	833

Total net sales	$215,289	$202,634

	Six Months Ended
	June 30, 2013	June 30, 2012
Net Sales
Display Solutions	$139,190	$160,009
Semiconductor Manufacturing Services	213,890	159,180
Power Solutions	66,142	58,952
All other	1,365	1,495

Total net sales	$420,587	$379,636

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	June 30, 2013	June 30, 2012
Korea	$101,525	$94,385
Asia Pacific	73,135	73,215
U.S.A.	26,943	25,714
Europe	12,866	8,385
Other	820	935

Total	$215,289	$202,634

	Six Months Ended
	June 30, 2013	June 30, 2012
Korea	$196,027	$192,336
Asia Pacific	142,872	132,450
U.S.A.	55,327	39,067
Europe	24,595	13,950
Other	1,766	1,833

Total	$420,587	$379,636

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Net sales from the Company’s top ten largest customers accounted for 65.5 % and 64.0% for the three months ended June 30, 2013 and 2012, respectively, and 67.0% and 62.6% for the six months ended June 30, 2013 and 2012, respectively.

For the three months ended June 30, 2013, we had one customer which represented 15.2% of the Company’s net sales, and for the six months ended June 30, 2013, we had two customers which represented 13.9% and 10.0%, respectively.

For the three months ended June 30, 2012, we had one customer which represented 12.3% of the Company’s net sales, and for the six months ended June 30, 2012, we had two customers which represented 13.0% and 11.3%, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of June 30, 2013.

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013	December 31, 2012
Foreign currency translation adjustments	$(22,646)	$(41,454)
Derivative adjustments, net of tax	(7,506)	2,074
Unrealized gain on investments, net of tax	440	75

Total	$(29,712)	$(39,305)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2013 and 2012 is as follows:

As of June 30, 2013	Derivative adjustments	Unrealized gain on investments	Foreign currency translation adjustments	Total
Beginning balance	$(2,438)	$303	$(32,320)	$(34,455)

Other comprehensive income (loss) before reclassifications	(5,063)	137	9,674	4,748
Amounts reclassified from accumulated other comprehensive income	(5)	—	—	(5)

Net current-period other comprehensive income (loss)	(5,068)	137	9,674	4,743

Ending balance	$(7,506)	$440	$(22,646)	$(29,712)

As of June 30, 2012	Derivative adjustments	Unrealized gain on investments	Foreign currency translation adjustments	Total
Beginning balance	$(6,197)	$169	$(15,441)	$(21,469)

Other comprehensive income (loss) before reclassifications	(2,187)	(106)	7,566	5,273
Amounts reclassified from accumulated other comprehensive loss	1,497	—	—	1,497

Net current-period other comprehensive income (loss)	(690)	(106)	7,566	6,770

Ending balance	$(6,887)	$63	$(7,875)	$(14,699)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 is as follows:

As of June 30, 2013	Derivative adjustments	Unrealized gain on investments	Foreign currency translation adjustments	Total
Beginning balance	$2,074	$75	$(41,454)	$(39,305)

Other comprehensive income (loss) before reclassifications	(9,271)	365	18,808	9,902
Amounts reclassified from accumulated other comprehensive income	(309)	—	—	(309)

Net current-period other comprehensive income (loss)	(9,580)	365	18,808	9,593

Ending balance	$(7,506)	$440	$(22,646)	$(29,712)

As of June 30, 2012	Derivative adjustments	Unrealized gain on investments	Foreign currency translation adjustments	Total
Beginning balance	$(7,771)	$90	$(7,129)	$(14,810)

Other comprehensive loss before reclassifications	(645)	(27)	(746)	(1,418)
Amounts reclassified from accumulated other comprehensive loss	1,529	—	—	1,529

Net current-period other comprehensive income (loss)	884	(27)	(746)	111

Ending balance	$(6,887)	$63	$(7,875)	$(14,699)

For the three months ended June 30, 2013, income tax impact related to changes in derivative adjustments and unrealized gain on investments is $1,521 thousand and $39 thousand, respectively.

For the six months ended June 30, 2013, income tax impact related to changes in derivative adjustments and unrealized gain on investments is $2,847 thousand and $113 thousand, respectively.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share:

	Three Months Ended
	June 30, 2013	June 30, 2012
Net income	$4,436	$4,340
Weighted average common stock outstanding—
Basic	35,474,001	36,713,569
Diluted	37,125,005	37,566,699
Earnings per share—
Basic	$0.13	$0.12
Diluted	$0.12	$0.12

	Six Months Ended
	June 30, 2013	June 30, 2012
Net income (loss)	$(2,969)	$19,603
Weighted average common stock outstanding—
Basic	35,506,527	37,118,848
Diluted	35,506,527	37,916,149
Earnings (loss) per share—
Basic	$(0.08)	$0.53
Diluted	$(0.08)	$0.52

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Options	10,000	230,625	3,183,457	230,625
Warrants	—	1,875,028	1,699,367	1,875,028

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

16. Subsequent Events

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of 6.625 % senior notes due July 15, 2021 at a price of 99.5%. Interest on the notes accrues at a rate of 6.625 % per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

Concurrently, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company (collectively, the “Co-Issuers”), irrevocably issued a notice calling for redemption all of the Co-Issuers’ right under an indenture dated April 9, 2010 (the “2018 Notes Indenture”) to redeem the 2018 Notes on August 19, 2013 at a redemption price of par plus the applicable premium (currently 111.7% of the principal amount), plus accrued and unpaid interest to the redemption date.

In connection with the refinancing of the Company’s senior notes, the Company expects to recognize $32.9 million of loss on early extinguishment of senior notes in the third quarter of 2013.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

17. Condensed Consolidating Financial Information

As of June 30, 2013, the Co-Issuers’ $203.7 million 2018 Notes were guaranteed by the Company and all of its subsidiaries, except for MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor, Ltd. (U.K.) and MagnaChip Semiconductor (Shanghai) Company Limited. These guarantees were full and unconditional, subject to certain customary release provisions, as well as joint and several subject to release under certain customary circumstances, including (1) the sale or other disposition of the capital stock of a Guarantor, or all or substantially all of its assets, to a third party, so long as the proceeds of such sale are used in accordance with the “Asset Sale” and other covenants of the 2018 Notes Indenture; (2) the declaration of such Guarantor as an “Unrestricted Subsidiary” under the 2018 Notes Indenture; and (3) upon legal defeasance, covenant defeasance or in accordance with the satisfaction and discharge provisions of the 2018 Notes Indenture.

Below are condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidating statements of comprehensive income for the three months and six months ended June 30, 2013 and 2012 and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012 of those entities that guaranteed the 2018 Notes, those that do not, MagnaChip Semiconductor Corporation, and the Co-Issuers. As discussed in note 16 above, the Company, the Co-Issuers and each of the Company’s guarantor subsidiaries were released from their obligations under the 2018 Notes in connection with the satisfaction and discharge of the 2018 Notes Indenture on July 18, 2013.

For the purpose of the guarantor financial information, the investments in subsidiaries are accounted for under the equity method.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Balance Sheets

June 30, 2013

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non- Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,205	$1,844	$184,053	$3,539	$—	$192,641
Restricted cash	—	—	6	—	—	6
Accounts receivable, net	—	474	165,951	20,897	(22,141)	165,181
Inventories, net	—	—	76,342	—	—	76,342
Other receivables	877	50,276	6,117	1,501	(56,312)	2,459
Prepaid expenses	443	—	11,756	496	(3,329)	9,366
Current deferred income tax assets	—	—	23,277	2,070	—	25,347
Other current assets	97,021	267,786	2,556	217,289	(580,957)	3,695

Total current assets	101,546	320,380	470,058	245,792	(662,739)	475,037

Property, plant and equipment, net	—	—	247,164	78	—	247,242
Intangible assets, net	—	—	10,020	48	—	10,068
Long-term prepaid expenses	—	—	19,823	319	(2,180)	17,962
Investment in subsidiaries	(426,355)	(516,822)	—	(315,517)	1,258,694	—
Long-term intercompany loan	697,125	763,909	—	609,940	(2,070,974)	—
Deferred income tax assets	—	—	41,749	882	—	42,631
Other non-current assets	—	5,340	9,821	261	—	15,422

Total assets	$372,316	$572,807	$798,635	$541,803	$(1,477,199)	$808,362

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$97,351	$628	$(21,804)	$76,175
Other accounts payable	54,162	34	16,540	2,717	(56,649)	16,804
Accrued expenses	1,346	100,165	259,954	268,795	(580,342)	49,918
Derivative liabilities	—	—	10,247	—	—	10,247
Other current liabilities	276	—	6,489	4,090	(3,943)	6,912

Total current liabilities	55,784	100,199	390,581	276,230	(662,738)	160,056

Long-term borrowings, net	—	898,926	596,000	777,849	(2,070,974)	201,801
Accrued severance benefits, net	—	—	112,044	154	—	112,198
Other non-current liabilities	105	—	15,451	4,504	(2,180)	17,880

Total liabilities	55,889	999,125	1,114,076	1,058,737	(2,735,892)	491,935

Commitments and contingencies
Stockholders’ equity
Common stock	400	135,498	39,005	51,246	(225,749)	400
Additional paid-in capital	107,375	(730,496)	(534,135)	(728,407)	1,993,038	107,375
Retained earnings	284,282	198,392	204,137	190,139	(592,668)	284,282
Treasury stock	(45,918)	—	—	—	—	(45,918)
Accumulated other comprehensive loss	(29,712)	(29,712)	(24,448)	(29,912)	84,072	(29,712)

Total stockholders’ equity	316,427	(426,318)	(315,441)	(516,934)	1,258,693	316,427

Total liabilities and stockholders’ equity	$372,316	$572,807	$798,635	$541,803	$(1,477,199)	$808,362

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended June 30, 2013

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$215,488	$4,441	$(4,640)	$215,289
Cost of sales	—	—	144,241	(88)	88	144,241

Gross profit	—	—	71,247	4,529	(4,728)	71,048

Selling, general and administrative expenses	793	240	19,694	3,105	(4,123)	19,709
Research and development expenses	—	—	21,562	398	(829)	21,131

Operating income (loss)	(793)	(240)	29,991	1,026	224	30,208

Other income (expense)	5,926	3,539	(32,225)	(4,327)	—	(27,087)

Income (loss) before income taxes, equity in earnings of related equity investment	5,133	3,299	(2,234)	(3,301)	224	3,121

Income tax expenses (benefits)	18	—	(2,745)	1,412	—	(1,315)

Income (loss) before equity in earnings of related investment	5,115	3,299	511	(4,713)	224	4,436

Equity in earnings (loss) of related investment	(679)	(3,368)	—	736	3,311	—

Net income (loss)	$4,436	$(69)	$511	$(3,977)	$3,535	$4,436

Comprehensive income	$9,179	$4,674	$6,138	$764	$(11,576)	$9,179

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Comprehensive Income

For the six months ended June 30, 2013

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$420,936	$9,229	$(9,578)	$420,587
Cost of sales	—	—	283,795	26	(25)	283,796

Gross profit	—	—	137,141	9,203	(9,553)	136,791

Selling, general and administrative expenses	2,082	264	38,977	6,249	(8,072)	39,500
Research and development expenses	—	—	42,592	826	(1,705)	41,713
Restructuring and impairment charges	—	—	2,446	—	—	2,446

Operating income (loss)	(2,082)	(264)	53,126	2,128	224	53,132

Other income (expense)	11,595	(1,022)	(67,149)	822	—	(55,754)

Income (loss) before income taxes, equity in earnings of related equity investment	9,513	(1,286)	(14,023)	2,950	224	(2,622)

Income tax expenses (benefits)	18	—	(2,517)	2,846	—	347

Income (loss) before equity in earnings of related investment	9,495	(1,286)	(11,506)	104	224	(2,969)

Equity in loss of related investment	(12,464)	(10,706)	—	(11,281)	34,451	—

Net loss	$(2,969)	$(11,992)	$(11,506)	$(11,177)	$34,675	$(2,969)

Comprehensive income (loss)	$6,624	$(2,399)	$3,114	$(1,588)	$873	$6,624

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2013

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net loss	$(2,969)	$(11,992)	$(11,506)	$(11,177)	$34,675	$(2,969)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	16,788	93	—	16,881
Provision for severance benefits	—	—	10,641	45	—	10,686
Amortization of debt issuance costs and original issue discount	—	568	—	—	—	568
Loss (gain) on foreign currency translation, net	184	2,276	57,623	(5,075)	—	55,008
Gain on disposal of property, plant and equipment, net	—	—	(26)	—	—	(26)
Loss on disposal of intangible assets, net	—	—	1	—	—	1
Restructuring and impairment charges	—	—	618	—	—	618
Stock-based compensation	37	—	870	6	—	913
Equity in loss of related investment	12,464	10,706	—	11,281	(34,451)	—
Other	—	223	1,477	(63)	(226)	1,411
Changes in operating assets and liabilities
Accounts receivable, net	—	—	(30,389)	2,089	(1,186)	(29,486)
Inventories, net	—	—	6,760	—	—	6,760
Other receivables	1,371	(8,000)	(3,082)	(1,320)	11,631	600
Other current assets	(13,566)	(23,796)	8,290	(18,842)	55,339	7,425
Deferred tax assets	—	—	(1,937)	942	—	(995)
Accounts payable	—	—	(612)	268	1,197	853
Other accounts payable	9,725	34	(7,690)	2,051	(11,642)	(7,522)
Accrued expenses	1,038	11,253	10,198	24,812	(54,304)	(7,003)
Other current liabilities	(5,957)	—	3,228	2,679	(1,047)	(1,097)
Payment of severance benefits	—	—	(2,843)	(96)	—	(2,939)
Other	104	—	2,761	(3,816)	(156)	(1,107)

Net cash provided by (used in) operating activities	2,431	(18,728)	61,170	3,877	(170)	48,580

Cash flows from investing activities
Decrease in restricted cash	—	—	122	—	—	122
Proceeds from disposal of plant, property and equipment	—	—	27	—	—	27
Purchases of plant, property and equipment	—	—	(39,890)	—	—	(39,890)
Payment for intellectual property registration	—	—	(243)	—	—	(243)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

	MagnaChip Semiconductor Corporation (Parent)	Co-Issuers	Non-Guarantors	Guarantors	Eliminations	Consolidated
Collection of guarantee deposits	—	—	117	—	—	117
Payment of guarantee deposits	—	—	(939)	—	—	(939)
Other	—	10,033	(8)	10,019	(20,033)	11

Net cash provided by (used in) investing activities	—	10,033	(40,814)	10,019	(20,033)	(40,795)

Cash flow from financing activities
Proceeds from issuance of common stock	4,581	—	—	—	—	4,581
Repayment of long-term intercompany borrowings	—	—	(9,548)	(10,000)	19,548	—
Acquisition of treasury stock	(6,000)	—	—	—	—	(6,000)
Other	—	—	(33)	—	33	—

Net cash used in financing activities	(1,419)	—	(9,581)	(10,000)	19,581	(1,419)

Effect of exchange rates on cash and cash equivalents	—	—	5,068	(1,653)	622	4,037

Net increase (decrease) in cash and cash equivalents	1,012	(8,695)	15,843	2,243	—	10,403

Cash and cash equivalents
Beginning of the period	2,193	10,539	168,176	1,330	—	182,238
Net increase (decrease) in cash and cash equivalent from changes of consolidated subsidiaries	—	—	34	(34)	—	—

End of the period	$3,205	$1,844	$184,053	$3,539	$—	$192,641

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,200 registered novel patents and 130 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Recent Developments

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. Our board of directors extended and increased the program by an additional $25 million in August 2012, for a maximum aggregate repurchase amount under the program of up to $60 million. As of June 30, 2013, we had purchased 4,339,901 shares of our common stock in the open market at an aggregate cost of $45.9 million. On July 30, 2013, we announced that the board of directors approved a new stock repurchase program under which we are authorized to repurchase up to $100 million of our common stock. The new stock repurchase program is effective August 5, 2013, through December 15, 2014, and replaced the existing stock repurchase program. The stock repurchase program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice.

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

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of 6.625 % senior notes due July 15, 2021 at a price of 99.5%. Interest on the notes accrues at a rate of 6.625 % per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

Concurrently, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company (collectively, the “Co-Issuers”), irrevocably issued a notice calling for redemption all of the Co-Issuers’ right under 2018 Notes Indenture to redeem the 2018 Notes on August 19, 2013 at a redemption price of par plus the applicable premium (currently 111.7% of the principal amount), plus accrued and unpaid interest to the redemption date.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD, light emitting diode, or LED, 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes, or AMOLEDs, and low temperature polysilicons, or LTPS, as well as high-volume display technologies such as thin film transistors, or TFTs. Our Display Solutions business represented 33.1% and 42.1% of our net sales for the six months ended June 30, 2013 and 2012, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, power modules, analog switches, LED drivers, DC-DC converters and linear regulators for a range of devices, including LCD, LED, 3D televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting and home appliances. Our Power Solutions business represented 15.7% and 15.5% of our net sales for the six months ended June 30, 2013 and 2012, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 313 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 50.9% and 41.9% of our net sales for the six months ended June 30, 2013 and 2012, respectively.

Factors Affecting Our Results of Operations

Net Sales. We derive a majority of our sales (net of sales returns and allowances) from three business segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Hong Kong, Japan, Korea, Taiwan, China and the United States. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of rental income and the disposal of waste materials.

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2013 and June 30, 2012, we sold products to over 237 and 232 customers, respectively, and our net sales to our ten largest customers represented 67% and 63% of our net sales. We have a combined production capacity of over 130,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2013, approximately 98.3% of our employees were eligible for severance benefits.

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

Interest Expense, Net. Our interest expense was incurred primarily under our 2018 Notes.

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

Income Taxes. We record our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. We exercise significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities. We assess whether it is more likely than not that the deferred tax assets existing at the period-end will be realized in future periods. In such assessment, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event that we were to determine that we would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, we would adjust the valuation allowance, which would reduce the provision for income taxes.

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

Results of Operations – Comparison of Three Months Ended June 30, 2013 and 2012

The following table sets forth consolidated results of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$215.3	100.0%	$202.6	100.0%	$12.7
Cost of sales	144.2	67.0	139.8	69.0	4.5

Gross profit	71.0	33.0	62.9	31.0	8.2

Selling, general and administrative expenses	19.7	9.2	20.1	9.9	(0.4)
Research and development expenses	21.1	9.8	19.8	9.8	1.4

Operating income	30.2	14.0	23.0	11.4	7.2

Interest expense, net	(5.9)	(2.7)	(5.6)	(2.8)	(0.3)
Foreign currency loss, net	(21.0)	(9.7)	(10.6)	(5.2)	(10.4)
Others	(0.2)	(0.1)	0.7	0.3	(0.9)

	(27.1)	(12.6)	(15.5)	(7.7)	(11.6)

Income before income taxes	3.1	1.4	7.5	3.7	(4.4)
Income tax expenses (benefits)	(1.3)	(0.6)	3.2	1.6	(4.5)

Net income	$4.4	2.1%	$4.3	2.1%	$0.1

Net Sales

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$68.9	32.0%	$76.8	37.9%	$(7.9)
Power Solutions	36.0	16.7	33.7	16.6	2.3
Semiconductor Manufacturing Services	109.8	51.0	91.3	45.1	18.4
All other	0.7	0.3	0.8	0.4	(0.1)

	$215.3	100.0%	$202.6	100.0%	$12.7

Net sales were $215.3 million for the three months ended June 30, 2013, a $12.7 million, or 6.2%, increase, compared to $202.6 million for the three months ended June 30, 2012. This increase was primarily due to higher net sales driven by our Semiconductor Manufacturing Services segment and our Power Solutions segment, which were offset in part by a decrease in net sales from our Display Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $68.9 million for the three months ended June 30, 2013, a $7.9 million, or 10.3%, decrease from $76.8 million for the three months ended June 30, 2012. The decrease was primarily due to a decrease in sales volume related to lower demand for certain consumer electronics products such as digital televisions and PCs, which was offset by an increase in average selling prices due to an improved product mix.

Power Solutions. Net sales from our Power Solutions segment were $36.0 million for the three months ended June 30, 2013, a $2.3 million, or 6.7%, increase from $33.7 million for the three months ended June 30, 2012. The increase was primarily due to an increase in average selling prices driven by an improved product mix, which was offset by a decrease in sales volume resulting from lower demand for power management products.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $109.8 million for the three months ended June 30, 2013, a $18.4 million, or 20.2%, increase compared to $91.3 million for the three months ended June 30, 2012. This increase was primarily due to an increase in sales volume of eight-inch equivalent wafers driven by higher market demand and an increase in average selling prices of eight-inch wafers.

All Other. Net sales from All other were $0.7 million for the three months ended June 30, 2013 and $0.8 million for the three months ended June 30, 2012.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$101.5	47.2%	$94.4	46.6%	$7.1
Asia Pacific	73.1	34.0	73.2	36.1	(0.1)
U.S.A	26.9	12.5	25.7	12.7	1.2
Europe	12.9	6.0	8.4	4.1	4.5
Others	0.8	0.4	0.9	0.5	(0.1)

	$215.3	100.0%	$202.6	100.0%	$12.7

Net sales in Korea for the three months ended June 30, 2013 increased from $94.4 million to $101.5 million compared to the three months ended June 30, 2012, or by $7.1 million, or 7.6%, primarily due to increased demand in the market for Display Solutions products in Korea. Net sales in Europe for the three months ended June 30, 2013 increased from $8.4 million to $12.9 million compared to the three months ended June 30, 2012, or by $4.5 million, or 53.4%, primarily due to increased demand for Semiconductor Manufacturing Services products.

Gross Profit

Total gross profit was $71.0 million for the three months ended June 30, 2013 compared to $62.9 million for the three months ended June 30, 2012, a $8.2 million, or 13.0%, increase. Gross profit as a percentage of net sales for the three months ended June 30, 2013 increased to 33.0% compared to 31.0% for the three months ended June 30, 2012. This increase in gross profit was primarily attributable to a significant volume increase in our Semiconductor Manufacturing Services segment and an increase in average selling prices in our Power Solutions segment, which were partially offset by a decrease in product sales volume in our Display Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $19.7 million, or 9.2% of net sales, for the three months ended June 30, 2013, compared to $20.1 million, or 9.9% of net sales, for the three months ended June 30, 2012. The decrease of $0.4 million, or 1.9%, was primarily attributable to a decrease in outside service fees related to secondary offering in May 2012, which was partially offset by an increase in salaries and related expenses resulting from an annual salary increase.

Research and Development Expenses. Research and development expenses were $21.1 million, or 9.8% of net sales, for the three months ended June 30, 2013, compared to $19.8 million, or 9.8% of net sales, for the three months ended June 30, 2012. The increase of $1.4 million, or 6.9%, was primarily due to an increase in salaries and related expenses resulting from an annual salary increase.

Operating Income

As a result of the foregoing, operating income increased by $7.2 million, or 31.3%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As discussed above, the increase in operating income resulted from a $8.2 million increase in gross profit and a $0.4 million decrease in selling, general and administrative expenses, which were partially offset by a $1.4 million increase in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $5.9 million for the three months ended June 30, 2013, an increase of $0.3 million compared to $5.6 million for the three months ended June 30, 2012. Interest expense for the three months ended June 30, 2013 and 2012 was mainly incurred under our outstanding 2018 Notes originally issued on April 9, 2010.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended June 30, 2013 was $21.0 million compared to $10.6 million for the three months ended June 30, 2012. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,149.7:1 and 1,153.8:1 using the first base rate as of June 30, 2013 and 2012, respectively, as quoted by the Korea Exchange Bank.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net loss on valuation of derivatives for the three months ended June 30, 2013 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses (Benefits)

Income tax benefits for the three months ended June 30, 2013 were $1.3 million compared $3.2 million of income tax expenses for the three months ended June 30, 2012. Income tax benefits for the three months ended June 30, 2013 were comprised of $1.3 million of current income tax benefits, net incurred in various jurisdictions and $1.1 million from the change of deferred tax assets, which were offset by $1.0 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized.

Net Income

As a result of the foregoing, net income increased by $0.1 million, or 2.2%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As discussed above, the increase primarily resulted from a $7.2 million increase in operating income and a $4.5 million decrease in income tax expense, partially offset by a $10.4 million increase in foreign currency loss and a $0.3 million increase in interest expense.

Results of Operations – Comparison of Six Months Ended June 30, 2013 and 2012

The following table sets forth consolidated results of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$420.6	100.0%	$379.6	100.0%	$41.0
Cost of sales	283.8	67.5	266.9	70.3	16.9

Gross profit	136.8	32.5	112.8	29.7	24.0

Selling, general and administrative expenses	39.5	9.4	38.3	10.1	1.2
Research and development expenses	41.7	9.9	39.6	10.4	2.1
Restructuring and impairment charges	2.4	0.6	—	—	2.4

Operating income	53.1	12.6	34.9	9.2	18.3

Interest expense, net	(11.7)	(2.8)	(11.2)	(2.9)	(0.5)
Foreign currency gain (loss), net	(43.5)	(10.4)	0.5	0.1	(44.1)
Others	(0.5)	(0.1)	0.8	0.2	(1.3)

	(55.8)	(13.3)	(9.9)	(2.6)	(45.9)

Income (loss) before income taxes	(2.6)	(0.6)	25.0	6.6	(27.6)
Income tax expenses	0.3	0.1	5.4	1.4	(5.0)

Net income (loss)	$(3.0)	(0.7)%	$19.6	5.2%	$(22.6)

Net Sales

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$139.2	33.1%	$160.0	42.1%	$(20.8)
Power Solutions	66.1	15.7	59.0	15.5	7.2
Semiconductor Manufacturing Services	213.9	50.9	159.2	41.9	54.7
All other	1.4	0.3	1.5	0.4	(0.1)

	$420.6	100.0%	$379.6	100.0%	$41.0

Net sales were $420.6 million for the six months ended June 30, 2013, a $41.0 million, or 10.8%, increase, compared to $379.6 million for the six months ended June 30, 2012. This increase was primarily due to higher net sales driven by our Semiconductor Manufacturing Services segment and our Power Solutions segment, which were offset in part by a decrease in net sales from our Display Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $139.2 million for the six months ended June 30, 2013, a $20.8 million, or 13.0%, decrease from $160.0 million for the six months ended June 30, 2012. The decrease was primarily due to a decrease in sales volume related to lower demand for certain consumer electronics products such as digital televisions and PCs, which was offset by an increase in average selling prices due to an improved product mix.

Power Solutions. Net sales from our Power Solutions segment were $66.1 million for the six months ended June 30, 2013, a $7.2 million, or 12.2%, increase from $59.0 million for the six months ended June 30, 2012. The increase was primarily due to an increase in average selling prices driven by an improved product mix, which was offset by a decrease in sales volume resulting from lower demand for power management products.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $213.9 million for the six months ended June 30, 2013, a $54.7 million, or 34.4%, increase compared to net sales of $159.2 million for the six months ended June 30, 2012. This increase was primarily due to an increase in sales volume of eight-inch equivalent wafers driven by higher market demand and an increase in average selling prices of eight-inch wafers.

All Other. Net sales from All other were $1.4 million for the six months ended June 30, 2013 and $1.5 million for the six months ended June 30, 2012.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$196.0	46.6%	$192.3	50.7%	$3.7
Asia Pacific	142.9	34.0	132.5	34.9	10.4
U.S.A	55.3	13.2	39.1	10.3	16.3
Europe	24.6	5.8	13.9	3.7	10.6
Others	1.8	0.4	1.8	0.5	(0.1)

	$420.6	100.0%	$379.6	100.0%	$41.0

Net sales in U.S.A for the six months ended June 30, 2013 increased from $39.1 million to $55.3 million compared to the six months ended June 30, 2012, or by $16.3 million, or 41.6%, primarily due to increased demand for Semiconductor Manufacturing Services products. Net sales in Europe for the six months ended June 30, 2013 increased from $13.9 million to $24.6 million compared to the six months ended June 30, 2012, or by $10.6 million, or 76.3%, primarily due to increased demand in the market for Semiconductor Manufacturing Services products.

Gross Profit

Total gross profit was $136.8 million for the six months ended June 30, 2013 as compared to $112.8 million for the six months ended June 30, 2012, a $24.0 million, or 21.3%, increase. Gross profit as a percentage of net sales for the six months ended June 30, 2013 was 32.5% compared to 29.7% for the six months ended June 30, 2012. This increase in gross profit was primarily attributable to a significant volume increase in our Semiconductor Manufacturing Services segment and an increase in average selling prices in our Power Solutions segment, which were partially offset by a decrease in product sales volume in our Display Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $39.5 million, or 9.4% of net sales, for the six months ended June 30, 2013, compared to $38.3 million, or 10.1% of net sales, for the six months ended June 30, 2012. The increase of $1.2 million, or 3.1%, was primarily attributable to an increase in salaries and related expenses resulting from an annual salary increase.

Research and Development Expenses. Research and development expenses were $41.7 million, or 9.9% of net sales, for the six months ended June 30, 2013, compared to $39.6 million, or 10.4% of net sales, for the six months ended June 30, 2012. The increase of $2.1 million, or 5.4%, was due to an increase in salaries and related expenses resulting from an annual salary increase, partially offset by a decrease in depreciation and amortization expenses.

Restructuring and Impairment Charges. Restructuring and impairment charges for the six months ended June 30, 2013 were $2.4 million compared to nil for the six months ended June 30, 2012. Restructuring charges of $1.8 million recorded for the six months ended June 30, 2013 were related to the restructuring of one of our fabrication facilities. Impairment charges of $0.6 million for the six months ended June 30, 2013 consisted of impairments to certain existing technology.

Operating Income

As a result of the foregoing, operating income increased by $18.3 million, or 52.3%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As discussed above, the increase in operating income resulted from a $24.0 million increase in gross profit, which was offset by a $2.4 million increase in restructuring and impairment charges, a $1.2 million increase in selling, general and administrative expenses and a $2.1 million increase in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $11.7 million for the six months ended June 30, 2013, an increase of $0.5 million compared to $11.2 million for the six months ended June 30, 2012. Interest expense for the six months ended June 30, 2013 and 2012 was mainly incurred under our outstanding 2018 Notes originally issued on April 9, 2010.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the six months ended June 30, 2013 was $43.5 million compared to net foreign currency gain of $0.5 million for the six months ended June 30, 2012. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,149.7:1 and 1,153.8:1 using the first base rate as of June 30, 2013 and 2012, respectively, as quoted by the Korea Exchange Bank.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net loss on valuation of derivatives for the six months ended June 30, 2013 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the six months ended June 30, 2013 were $0.3 million compared $5.4 million for the six months ended June 30, 2012. Income tax expenses for the six months ended June 30, 2013 were comprised of $0.1 million of current income tax expenses, net incurred in various jurisdictions in which our subsidiaries are located and $2.0 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized, which were offset by $1.8 million from the change of deferred tax assets.

Net Income (loss)

As a result of the foregoing, net income decreased by $22.6 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As discussed above, the decrease primarily resulted from a $44.1 million decrease in foreign currency gain partially offset by a $18.3 million increase in operating income and a $5.0 million decrease in income tax expense.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net, and (viii) expenses incurred for our secondary offering. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

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

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net income (loss)	$4.4	$(3.0)	$4.3	$19.6
Adjustments:
Depreciation and amortization	8.4	16.9	7.9	15.4
Interest expense, net	5.9	11.7	5.6	11.2
Income tax expenses (benefits)	(1.3)	0.3	3.2	5.4
Restructuring and impairment charges(a)	—	2.4	—	—
Equity-based compensation expense(b)	0.5	0.9	0.5	0.9
Foreign currency loss (gain), net(c)	21.0	43.5	10.6	(0.5)
Derivative valuation loss (gain), net(d)	0.2	0.5	(0.7)	(0.8)
Secondary offering(e)	—	0.7	1.2	1.2

Adjusted EBITDA	$39.1	$74.0	$32.6	$52.4

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of one of our fabrication facilities and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the six months ended June 30, 2013.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany balances and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.

(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses incurred for our secondary offering in February 2013 and in May 2012.

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

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to cash flows from operating activities or net income, as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income (loss) adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) expenses incurred for our secondary offering, and (vii) GAAP and cash tax expense difference.

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net income (loss)	$4.4	$(3.0)	$4.3	$19.6
Adjustments:
Restructuring and impairment charges(a)	—	2.4	—	—
Equity-based compensation expense(b)	0.5	0.9	0.5	0.9
Amortization of intangibles(c)	1.5	3.3	2.0	4.0
Foreign currency loss (gain), net(d)	21.0	43.5	10.6	(0.5)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Derivative valuation loss (gain), net(e)	0.2	0.5	(0.7)	(0.8)
Secondary offering(f)	—	0.7	1.2	1.2
GAAP and cash tax expense difference(g)	(1.5)	(2.5)	—	—

Adjusted Net Income	$26.2	$45.9	$17.9	$24.4

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of one of our fabrication facilities and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the six months ended June 30, 2013.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the acquisition of our business from Hynix Semiconductor, Inc., or Hynix, in October 2004, which we refer to as the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses incurred for our secondary offering in February 2013 and in May 2012.
(g)	This adjustment eliminates the impact of difference between GAAP and cash tax expense.

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

As of June 30, 2013, our cash and cash equivalents balance was $192.6 million, a $10.4 million increase, compared to $182.2 million as of December 31, 2012. The increase resulted from $48.6 million of cash inflow provided by operating activities, which was offset by $40.8 million cash outflow used in investing activities and $1.4 million of cash outflow used in financing activities including our repurchase of $6.0 million of our common stock.

In addition, from time to time, depending on market conditions and other factors, we may, as part of ordinary cash management and treasury functions, repurchase and retire our additional outstanding senior notes, in open market, privately negotiated transactions or otherwise.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $48.6 million for the six months ended June 30, 2013, compared to $66.6 million of cash provided by operating activities in the six months ended June 30, 2012. The net operating cash inflow for the six months ended June 30, 2013 reflects our net loss of $3.0 million and non-cash adjustments of $86.1 million which mainly consisted of depreciation and amortization and foreign currency loss, and an increase in net operating assets of $34.5 million.

Our working capital balance as of June 30, 2013 was $315.0 million compared to $308.4 million as of December 31, 2012. The $6.6 million increase was primarily attributable to a $10.4 million increase in cash and cash equivalents provided by operating activities, a $21.8 million increase in accounts receivable and a $3.1 million decrease in accounts payable, which were partially offset by a $10.2 million increase in derivative liabilities, a $6.4 million increase in accrued expense and a $13.0 million decrease in inventories.

Cash Flows from Investing Activities

Cash outflow in investing activities totaled $40.8 million in the six months ended June 30, 2013, compared to $53.4 million of cash outflow generated by investing activities in the six months ended June 30, 2012. The decrease was primarily due to a decrease in capital expenditures of $7.2 million and $8.6 million related to the acquisition of Dawin Electronics in March 2012.

Cash Flows from Financing Activities

Cash outflow in financing activities totaled $1.4 million for the six months ended June 30, 2013, compared to $19.7 million of cash outflow in financing activities in the six months ended June 30, 2012. The financing cash outflow for the six months ended June 30, 2013 mainly consists of the repurchase of $6.0 million of our outstanding common stock, which was offset by $4.6 million of proceed received from the issuance of common stock in connection with option and warrant exercises. We repurchased 375,884 shares of common stock at a cost of $6.0 million for the six months ended June 30, 2013.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the six months ended June 30, 2013, capital expenditures were $40.1 million, a $7.2 million, or 15.1%, decrease from $47.3 million in the six months ended June 30, 2012 primarily due to comparatively larger high-technology investment in 2012.

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

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
	(In millions)
Senior notes(1)	$310.6	$10.7	$21.4	$21.4	$21.4	$21.4	$214.4
Operating lease(2)	46.5	3.7	4.4	2.1	2.0	2.0	32.3
Others(3)	20.5	3.2	8.9	6.4	2.0	—	—

(1)	Interest payments as well as $203.7 million aggregate principal amount outstanding as of June 30, 2013 out of $250.0 million 2018 Notes originally issued in April 2010, which bear interest at a rate of 10.500% per annum and were scheduled to mature in 2018.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,149.7:1.
(3)	Includes license agreements and other contractual obligations.

The indenture relating to our 2018 Notes contained covenants that limited our ability and the ability of our restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem our capital stock or equity interests of our restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment, sinking fund payment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness or related guarantee; (vi) merge with or into or sell all or substantially all of our assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity, to make loans to us or other restricted subsidiaries or to transfer assets to us or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries. The indenture relating to our 2021 Notes issued subsequent to June 30, 2013 contains similar restrictions.

We lease equipment for manufacturing and research and development purposes. These leases are accounted for as capital leases as the ownership of the equipment will be transferred to us upon expiration of the lease terms or we have bargain purchase options at the end of the lease terms.

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.6 million as of June 30, 2013. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

We believe that our significant accounting policies, which are described in Note 2 to the consolidated financial statements of MagnaChip Semiconductor Corporation and Subsidiaries for the six months ended June 30, 2013 included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The adoption of ASU 2013-11 will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. We are currently evaluating the effect that the provisions of ASU 2013-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 from the quarter ended March 31, 2013.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”) which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This authoritative guidance was issued to enhance disclosure requirements on offsetting financial assets and liabilities. The new rules require us to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) to address implementation issues surrounding the scope of ASU 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. We adopted ASU 2013-01 from the quarter ended March 31, 2013.

In July 2012, the FASB issued ASU No.2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under ASU 2012-02, testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill has been simplified. ASU 2012-02 provides us the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Our election to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless we determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for impairment tests for fiscal years beginning after September 15, 2012. We adopted ASU 2012-02 from the year ended December 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Early adoption is permitted. We adopted the applicable requirements of ASU 2011-08 from the year ended 2012.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2013 for our Korean subsidiary, MagnaChip Semiconductor, Ltd., a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $5.4 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at June 30, 2013 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.2 million in our U.S. dollar cash balance.

Interest Rate Exposures

As of June 30, 2013, $203.7 million aggregate principal amount of our 2018 Notes remained outstanding. Our outstanding senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at June 30, 2013, we estimate that the fair value of this fixed rate note would decrease by $7.8 million and we would have additional interest expense costs over the market rate of $1.2 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at June 30, 2013, we estimate that the fair value of this fixed rate note would increase by $8.2 million and we would have a reduction in interest expense costs over the market rate of $1.4 million (on a 360-day basis).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2013 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the six months ended June 30, 2013, and the years ended December 31, 2012, and December 31, 2011, our ten largest customers accounted for 67%, 63% and 63% of our net sales, respectively. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

As of June 30, 2013, 2,289 employees, or approximately 65% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

As of June 30, 2013, our total indebtedness was $201.8 million. We are permitted under the indenture governing our outstanding senior notes to incur additional debt under certain conditions, including additional secured debt. If new debt were to be incurred in the future, the related risks that we now face could intensify. Our substantial debt could have important consequences, including:

•

resulting an event of default if we fail to satisfy our obligations under our outstanding senior notes or our other debt or fail to comply with the financial or other restricted covenants contained in the indenture governing our outstanding senior notes or agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on the assets securing any such debt;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt; and

•	negatively affecting our ability to fund a change of control offer.

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

The credit ratings assigned to our debt reflect each rating agency’s opinion of our ability to make payments on the debt obligations when such payments are due. The current rating of our outstanding senior notes is B1 by Moody’s and BB- by Standard and Poors, both of which are below investment grade. A rating may be subject to revision or withdrawal at any time by the assigning rating agency. We may experience downgrades in our debt ratings in the future. Any lowering of our debt ratings would adversely impact our ability to raise additional debt financing and increase the cost of any such financing that is obtained. In the event any ratings downgrades are significant, we may choose not to incur new debt or refinance existing debt if we are unable to incur or refinance such debt at favorable interest rates or on favorable terms.

If our cash flows and capital resources are insufficient to fund our debt service obligations or if we are unable to refinance existing indebtedness on favorable terms, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The indenture governing our outstanding senior notes restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or be able to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

We are a holding company and will depend on the business of our subsidiaries to satisfy our obligations under our outstanding senior notes and other obligations.

We are a holding company with no independent operations of our own. Our subsidiaries, including our principal manufacturing subsidiary, MagnaChip Korea, own all of our operating businesses. Our subsidiaries will conduct substantially all of the operations necessary to fund payments on our outstanding senior notes, other debt and any other obligations. Our ability to make payments on our outstanding senior notes and our other obligations will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

•	their earnings;

•	covenants contained in our debt agreements (including the indenture governing our outstanding senior notes) and the debt agreements of our subsidiaries;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

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

Restrictions on MagnaChip Korea’s ability to make payments on its intercompany loans from MagnaChip Semiconductor B.V., or on its ability to pay dividends in excess of statutory limitations, could hinder our ability to make payments on our outstanding senior notes.

We anticipate that payments under our outstanding senior notes will be funded in part by MagnaChip Korea’s repayment of its existing loans from MagnaChip Semiconductor B.V., with MagnaChip Semiconductor B.V. using such repayments in turn to repay the loans owed to MagnaChip Semiconductor S.A., which will repay loans owed to us. Under the Korean Foreign Exchange Transaction Act, the minister of the Ministry of Strategy and Finance is authorized to temporarily suspend payments in foreign currencies in the event of natural calamities, wars, conflicts of arms, grave and sudden changes in domestic or foreign economic conditions, or other similar situations. In addition, under the Korean Commercial Code, a Korean company is permitted to make a dividend payment in accordance with the provisions in its articles of incorporation out of retained earnings (as determined in accordance with the Korean Commercial Code and the generally accepted accounting principles in Korea), but no more than twice a year. If MagnaChip Korea is prevented from making payments under its intercompany loans due to restrictions on payments of foreign currency or if it has an insufficient amount of retained earnings under the Korean Commercial Code to make dividend payments to MagnaChip Semiconductor B.V., we may not have sufficient funds to make payments on our outstanding senior notes.

The indenture governing our outstanding senior notes contains, and our future debt agreements will likely contain, covenants that significantly restrict our operations.

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through June 30, 2013, we recognized aggregate restructuring and impairment charges of $8.5 million, which consisted of $5.1 million of impairment charges and $3.4 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Based upon the number of shares of common stock outstanding as of June 30, 2013, our executive officers, directors and Avenue collectively beneficially owned approximately 23% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 26% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of June 30, 2013. In addition, affiliates of Avenue currently have two employees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets.

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

As of June 30, 2013, Avenue beneficially owned 8,039,539 shares, or approximately 22%, of our outstanding common stock, including 555,961 shares of common stock issuable upon exercise of outstanding warrants that are exercisable within sixty days of June 30, 2013. All of our currently outstanding shares that were issued pursuant to Section 1145 of the U.S. Bankruptcy Code, including Avenue’s shares, are eligible for sale from time to time under Rule 144 or Section 4(a)(1) of the Securities Act subject only to the limitations on affiliate sales. Additionally, all remaining shares beneficially owned by Avenue are registered for resale under an effective shelf registration statement and therefore are eligible for sale at any time or from time to time by Avenue. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

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

We do not intend to pay any cash dividends in the foreseeable future. The payment of cash dividends on common stock is restricted under the terms of the indenture for our outstanding senior notes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 5, 2013	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman (Authorized Officer)

Dated: August 5, 2013	By:	/s/ Margaret Sakai
Margaret Sakai
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.