Form 10-Q
period 2013-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2013-11-08
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of September 30, 2013, the registrant had 34,945,377 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2013 and 2012	7

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	8

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II OTHER INFORMATION		40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	54

SIGNATURES		55

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

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$158,268	$182,238
Restricted cash	6	133
Accounts receivable, net	199,018	143,331
Inventories, net	80,881	89,363
Other receivables	2,114	1,429
Prepaid expenses	11,777	7,884
Current deferred income tax assets	32,686	22,768
Other current assets	6,828	9,680

Total current assets	491,578	456,826

Property, plant and equipment, net	263,150	238,256
Intangible assets, net	8,992	15,260
Long-term prepaid expenses	17,791	18,048
Deferred income tax assets	45,253	46,710
Other non-current assets	16,731	14,866

Total assets	$843,495	$789,966

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$74,655	$79,236
Other accounts payable	17,381	15,600
Accrued expenses	44,765	43,486
Other current liabilities	7,420	9,973

Total current liabilities	144,221	148,295

Long-term borrowings, net	223,897	201,653
Accrued severance benefits, net	123,619	112,446
Other non-current liabilities	15,018	17,263

Total liabilities	506,755	479,657

Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,498,795 shares issued and 34,945,377 outstanding at September 30, 2013 and 39,599,374 shares issued and 35,635,357 outstanding at December 31, 2012	405	396
Additional paid-in capital	112,950	101,885
Retained earnings	330,953	287,251
Treasury stock, 5,553,418 and 3,964,017 shares at September 30, 2013 and December 31, 2012, respectively	(70,918)	(39,918)
Accumulated other comprehensive loss	(36,650)	(39,305)

Total stockholders’ equity	336,740	310,309

Total liabilities and stockholders’ equity	$843,495	$789,966

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$217,824	$221,872	$638,411	$601,508
Cost of sales	145,936	145,432	429,732	412,295

Gross profit	71,888	76,440	208,679	189,213

Selling, general and administrative expenses	20,071	21,388	59,571	59,690
Research and development expenses	21,192	19,470	62,905	59,063
Restructuring and impairment charges	—	—	2,446	—

Operating income	30,625	35,582	83,757	70,460

Other income (expenses)
Interest expense, net	(4,548)	(5,746)	(16,276)	(16,945)
Foreign currency gain (loss), net	43,350	21,782	(186)	22,305
Loss on early extinguishment of senior notes	(32,812)	—	(32,812)	—
Other	763	695	273	1,485

	6,753	16,731	(49,001)	6,845

Income before income taxes	37,378	52,313	34,756	77,305

Income tax expenses (benefits)	(9,293)	3,901	(8,946)	9,290

Net income	$46,671	$48,412	$43,702	$68,015

Earnings per common share—
Basic	$1.32	$1.34	$1.23	$1.85
Diluted	$1.24	$1.30	$1.17	$1.80
Weighted average number of shares—
Basic	35,443,820	36,199,655	35,485,395	36,810,214
Diluted	37,493,550	37,324,787	37,261,058	37,692,608

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$46,671	$48,412	$43,702	$68,015
Other comprehensive income
Unrealized gain on investments, net of tax	34	88	399	61
Derivative adjustments, net of tax	12,466	6,802	2,887	7,686
Foreign currency translation adjustments	(19,438)	(13,271)	(631)	(14,017)

Total comprehensive income	$39,733	$42,031	$46,357	$61,745

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock
	Shares	Amount
Nine Months Ended September 30, 2013
Balance at January 1, 2013	35,635,357	$396	$101,885	$287,251	$(39,918)	$(39,305)	$310,309
Stock-based compensation		—	1,398		—	—	1,398
Exercise of stock options	542,746	5	4,049		—	—	4,054
Exercise of warrants	356,675	4	5,618		—	—	5,622
Acquisition of treasury stock	(1,589,401)		—	—	(31,000)	—	(31,000)
Comprehensive income:
Net income		—	—	43,702		—	43,702
Fair valuation of derivatives		—	—	—	—	3,122	3,122
Reclassification to net income from accumulated other comprehensive income related to hedge derivatives		—	—	—	—	(235)	(235)
Foreign currency translation adjustments		—	—	—	—	(631)	(631)
Unrealized gains on investments		—	—	—	—	399	399

Total comprehensive income							46,357

Balance at September 30, 2013	34,945,377	$405	$112,950	$330,953	$(70,918)	$(36,650)	$336,740

Nine Months Ended September 30, 2012
Balance at January 1, 2012	37,907,575	$394	$98,929	$93,950	$(11,793)	$(14,810)	$166,670
Stock-based compensation		—	1,450		—	—	1,450
Issuance of new stock	4,499	—	46		—	—	46
Exercise of stock options	69,737	1	409		—	—	410
Acquisition of treasury stock	(2,026,886)		—	—	(22,937)	—	(22,937)
Comprehensive income:
Net income		—	—	68,015		—	68,015
Fair valuation of derivatives		—	—	—	—	3,374	3,374
Reclassification to net income from accumulated other comprehensive loss related to hedge derivatives		—	—	—	—	4,312	4,312
Foreign currency translation adjustments		—	—	—	—	(14,017)	(14,017)
Unrealized gains on investments		—	—	—	—	61	61

Total comprehensive income							61,745

Balance at September 30, 2012	35,954,925	$395	$100,834	$161,965	$(34,730)	$(21,080)	$207,384

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$43,702	$68,015
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,629	23,840
Provision for severance benefits	15,661	16,779
Amortization of debt issuance costs and original issue discount	744	753
Loss (gain) on foreign currency translation, net	1,644	(25,304)
Gain on disposal of property, plant and equipment, net	(75)	(174)
Loss on disposal of intangible assets, net	2	26
Restructuring and impairment charges	618	—
Stock-based compensation	1,398	1,450
Loss on early extinguishment of senior notes	32,812	—
Other	1,567	(332)
Changes in operating assets and liabilities
Accounts receivable	(59,311)	(18,168)
Inventories	8,398	(8,526)
Other receivables	(284)	(1,787)
Other current assets	8,168	(662)
Deferred tax assets	(10,038)	1,514
Accounts payable	(2,314)	17,472
Other accounts payable	(7,901)	(700)
Accrued expenses	1,004	13,761
Other current liabilities	(663)	9,450
Payment of severance benefits	(4,331)	(5,569)
Other	(1,814)	(2,239)

Net cash provided by operating activities	54,616	89,599

Cash flows from investing activities
Decrease in restricted cash	123	6,774
Proceeds from disposal of plant, property and equipment	93	937
Purchase of plant, property and equipment	(45,703)	(56,745)
Payment for intellectual property registration	(401)	(752)
Payment for purchase of Dawin, net of cash acquired	—	(8,642)
Decrease in short-term financial instruments	—	173
Collection of guarantee deposits	117	72
Payment of guarantee deposits	(941)	(311)
Other	12	(50)

Net cash used in investing activities	(46,700)	(58,544)

Cash flows from financing activities
Proceeds from issuance of senior notes	218,836	—
Proceeds from issuance of common stock	9,676	436
Repayment of long term borrowings	(229,333)	—
Repayment of obligations under capital lease	—	(2,968)
Acquisition of treasury stock	(31,000)	(22,937)

Net cash used in financing activities	(31,821)	(25,469)
Effect of exchange rates on cash and cash equivalents	(65)	(2,039)

Net increase (decrease) in cash and cash equivalents	(23,970)	3,547

Cash and cash equivalents
Beginning of the period	182,238	162,111

End of the period	$158,268	$165,658

Supplemental cash flow information
Cash paid for interest	$16,266	$10,921

Cash paid (refunded) for income taxes	$6,397	$(599)

The accompanying notes are an integral part of these consolidated financial statements

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except share data)

1. General

The Company

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. The Company’s business is comprised of three key business segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s Display Solutions products include display drivers for use in a wide range of flat panel displays and mobile multimedia devices. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. The Company’s Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair presentation of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 from the quarter ended March 31, 2013.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

3. Sales of Accounts Receivable

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $24,749 thousand and $21,931 thousand for the nine month period ended September 30, 2013 and 2012, respectively, and these sales resulted in a pre-tax loss of $59 thousand and $35 thousand for the nine month period ended September 30, 2013 and 2012, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

4. Inventories

Inventories as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
Merchandise	$7	$7
Finished goods	14,127	14,551
Semi-finished goods and work-in-process	51,625	61,202
Raw materials	11,500	11,426
Materials in-transit	3,622	2,177

Inventories, net	$80,881	$89,363

5. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2013 and December 31, 2012 comprise the following:

	September 30, 2013	December 31, 2012
Buildings and related structures	$80,167	$79,822
Machinery and equipment	273,313	221,927
Vehicles and others	21,058	17,143
Equipment under capital lease	—	12,181

	374,538	331,073
Less: accumulated depreciation	(128,467)	(106,271)
accumulated depreciation on equipment under capital lease	—	(3,697)
Land	17,079	17,151

Property, plant and equipment, net	$263,150	$238,256

6. Intangible Assets

Intangible assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Technology	$21,955	$25,011
Customer relationships	28,889	29,010
Intellectual property assets	7,497	7,145
Less: accumulated amortization	(52,696)	(49,266)
Goodwill	3,347	3,360

Intangible assets, net	$8,992	$15,260

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

7. Derivative Financial Instruments

The Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., entered into forward and zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of September 30, 2013 are as follows:

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

The forward and zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” (“ASC 815”), since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding forward and zero cost collar contracts recorded as assets and liabilities as of September 30, 2013 and December 31, 2012 are as follows:

Derivatives designated as hedging instruments:		September 30, 2013	December 31, 2012
Asset Derivatives:
Forward	Other current assets	$2,271	$514
Zero cost collars	Other current assets	1,358	—
Zero cost collars	Other non-current assets	976	—
Liability Derivatives:
Zero cost collars	Other current liabilities	$441	$—

Offsetting of derivative assets and derivative liabilities as of September 30, 2013 and December 31, 2012 is as follows:

As of September 30, 2013	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Forward	$2,271	$—	$2,271	$—	$—	$2,271
Zero cost collars	2,334	—	2,334	(441)	—	1,893
Liability Derivatives:
Zero cost collars	$441	$—	$441	$(441)	$—	$—

As of December 31, 2012	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$514	$—	$514	$—	$—	$514
Liability Derivatives:
Zero cost collars	$—	$—	$—	$—	$—	$—

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2013 and 2012:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	3M, 2013	3M, 2012		3M, 2013	3M, 2012		3M, 2013	3M, 2012
Forward	$2,723	$2,338	Net sales	$838	$(2,783)	Other income (expenses) — Others	$222	$619
Zero cost collars	9,670	1,681	Net sales	(912)	—	Other income (expenses) — Others	541	76

Total	$12,393	$4,019		$(74)	$(2,783)		$763	$695

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2013 and 2012:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Income (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	9M, 2013	9M, 2012		9M, 2013	9M, 2012		9M, 2013	9M, 2012
Forward	$2,508	$1,953	Net sales	$838	$(2,783)	Other income (expenses) — Others	$116	$1,132
Zero cost collars	614	1,421	Net sales	(603)	(1,529)	Other income (expenses) — Others	150	349

Total	$3,122	$3,374		$235	$(4,312)		$266	$1,481

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The estimated net income as of September 30, 2013 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $2,454 thousand.

The Company’s forward and zero cost collar contracts are subject to termination upon the occurrence of the following events:

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

In addition, the Company is required to deposit cash collateral with two financial institutions, the counterparties to the forward and zero cost collar contracts, for any exposure in excess of $5 million for each financial institution. No cash collateral was required as of September 30, 2013.

8. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,147	$1,147	$1,147	$—	$—
Other current assets	3,629	3,629	—	3,629	—
Other non-current assets	976	976	—	976	—
Liabilities:
Other current liabilities	441	441	—	441	—

As of September 30, 2013, the total carrying value and estimated fair value of the Company’s 6.625% Senior Notes due 2021 (the “2021 Notes”) which are not measured at fair value on a recurring basis were $223,897 thousand and $224,438 thousand, respectively. The estimated fair value is based on Level 2 inputs.

9. Long-Term Borrowings

Long-term borrowings as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
10.5% senior notes due April 2018 (the “2018 Notes”)	$—	$203,691
6.625% senior notes due July 2021	225,000	—
Discount on senior notes	(1,103)	(2,038)

Long-term borrowings, net of unamortized discount	$223,897	$201,653

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

6.625% Senior Notes

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of 6.625% senior notes due July 15, 2021 at a price of 99.5%, or the 2021 Notes. Interest on the 2021Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

The Company used net proceeds from the issuance of the 2021 Notes of $218.8 million, which represents $225.0 million of principal amount net of $1.1 million of original issue discount and $5.1 million of debt issuance costs, together with cash on hand, to repay all of the 2018 Notes, including applicable premium and accrued interest, and to pay related fees and expenses of the 2021 Notes offering.

In connection with the refinancing of the Company’s senior notes, the Company recognized $32.8 million of loss on early extinguishment of senior notes, which consisted of $23.8 million from the applicable premium, $5.3 million from write-off of debt issuance costs, $1.9 million from write-off of discounts and $1.8 million of interest incurred during the notice period.

The Company can optionally redeem all or a part of the 2021 Notes according to the following schedule: (i) at any time prior to July 15, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of 2021 Notes issued under the indenture at a redemption price equal to 106.625% of the principal amount of the 2021 Notes redeemed, plus accrued and unpaid interest and special interest, if any, to the date of redemption with the net proceeds of a qualified equity offering; (ii) at any time prior to July 15, 2017, the Company may on any one or more occasions redeem all or a part of the 2021 Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus the applicable premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption; and (iii) on or after July 15, 2017, the Company may on any one or more occasions redeem all or a part of the 2021 Notes, at a redemption price equal to 103.313%, 101.656% and 100% of the principal amount of the notes redeemed in 2017, 2018 and 2019 and thereafter, respectively, plus accrued and unpaid interest and special interest, if any, on the notes redeemed, to the applicable date of redemption.

The indenture relating to the 2021 Notes contains covenants that limit ability of the Company and its restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem the Company’s capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness; (vi) merge with or into or sell all or substantially all of the Company’s assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity to the Company or other restricted subsidiaries, to make loans to the Company or other restricted subsidiaries or to transfer assets to the Company or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

These covenants will be subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the notes are rated investment grade at any time.

As of September 30, 2013, the Company is compliant with all of its covenant requirements.

In connection with the issuance of the 2021 Notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2013 to 2021. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $97 thousand for the three months ended September 30, 2013. The remaining capitalized costs as of September 30, 2013 were $4,942 thousand.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

10. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, most employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2013, 98.3% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits for each period are as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2013		September 30, 2012
Beginning balance	$113,286	$113,624	$97,967	$91,882
Provisions	4,975	15,661	5,803	16,779
Severance payments	(1,392)	(4,331)	(753)	(5,569)
Translation adjustments	7,903	(182)	3,148	3,073

	124,772	124,772	106,165	106,165
Less: Cumulative contributions to the National Pension Fund	(380)	(380)	(383)	(383)
Group Severance insurance plan	(773)	(773)	(731)	(731)

Accrued severance benefits, net	$123,619	$123,619	$105,051	$105,051

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2013	$—
2014	363
2015	372
2016	1,334
2017	1,687
2018	2,998
2019 – 2023	20,720

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

11. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2013, the total intercompany loan balance was $556 million. The Korean won to U.S. dollar exchange rates were 1,075.6:1 and 1,071.1:1 using the first base rate as of September 30, 2013 and December 31, 2012, respectively, as quoted by the Korea Exchange Bank.

12. Restructuring and Impairment Charges

The Company recognized $1,829 thousand of restructuring charges for the nine months ended September 30, 2013 from restructuring one of the Company’s fabrication facilities and $617 thousand of impairment charges from certain existing technology.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

13. Income Taxes

The Company uses an annual effective tax rate for its income tax calculation of interim periods except for income tax related to uncertain tax positions, withholding taxes, and income tax for jurisdictions for which a reliable estimate cannot be made. The Company’s effective income tax rate was (24.9)% and 7.5% for the three months ended September 30, 2013 and 2012, respectively and (25.7)% and 12.0% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in effective income tax rates for the interim periods in 2013 was primarily attributable to a decrease in deemed dividend under IRC section 956 recognized only in 2012, a tax refund by carry-back of our parent Company’s net operating loss in 2013 and an increase in deferred tax assets related to temporary differences and a tax credit related to our main operations.

The differences between the estimated annual effective tax rates and the U.S. federal statutory rate of 35% mainly result from the application of lower tax rates associated with certain earnings from the Company’s operations outside the U.S. and the parent Company’s interest income, which is non-taxable for US tax purposes.

14. Geographic and Division Information

The following is a summary of net sales by product division:

	Three Months Ended
	September 30, 2013	September 30, 2012
Net Sales
Display Solutions	$73,162	$69,415
Semiconductor Manufacturing Services	103,076	117,978
Power Solutions	40,960	33,849
All other	626	630

Total net sales	$217,824	$221,872

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net Sales
Display Solutions	$212,352	$229,424
Semiconductor Manufacturing Services	316,966	277,158
Power Solutions	107,102	92,801
All other	1,991	2,125

Total net sales	$638,411	$601,508

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	September 30, 2013	September 30, 2012
Korea	$116,661	$92,914
Asia Pacific	68,019	76,546
U.S.A.	27,701	38,964
Europe	4,482	11,546
Other	961	1,902

Total	$217,824	$221,872

	Nine Months Ended
	September 30, 2013	September 30, 2012
Korea	$312,688	$285,250
Asia Pacific	210,891	208,996
U.S.A.	83,028	78,031
Europe	29,077	25,496
Other	2,727	3,735

Total	$638,411	$601,508

Net sales from the Company’s top ten largest customers accounted for 62.8% and 60.4% for the three months ended September 30, 2013 and 2012, respectively, and 61.5% and 61.7% for the nine months ended September 30, 2013 and 2012, respectively.

For the three months ended September 30, 2013, we had no customer which represented over 10% of the Company’s net sales, and for the nine months ended September 30, 2013, we had one customer which represented 11.9% of the Company’s net sales.

For the three months ended September 30, 2012, we had two customers which represented 11.1% and 10.5% of the Company’s net sales, and for the nine months ended September 30, 2012, 12.1% and 10.5% of the Company’s net sales, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of September 30, 2013.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012
Foreign currency translation adjustments	$(42,085)	$(41,454)
Derivative adjustments, net of tax	4,961	2,074
Unrealized gain on investments, net of tax	474	75

Total	$(36,650)	$(39,305)

Changes in accumulated other comprehensive loss for the three months ended September 30, 2013 and 2012 is as follows:

As of September 30, 2013	Derivative adjustments	Unrealized gain on investments	Foreign currency translation adjustments	Total
Beginning balance	$(7,506)	$440	$(22,646)	$(29,712)

Other comprehensive income (loss) before reclassifications	12,393	34	(19,439)	(7,012)
Amounts reclassified from accumulated other comprehensive loss	74	—	—	74

Net current-period other comprehensive income (loss)	12,467	34	(19,439)	(6,938)

Ending balance	$4,961	$474	$(42,085)	$(36,650)

As of September 30, 2012	Derivative adjustments	Unrealized gain on investments	Foreign currency translation adjustments	Total
Beginning balance	$(6,887)	$63	$(7,875)	$(14,699)

Other comprehensive income (loss) before reclassifications	4,019	88	(13,271)	(9,164)
Amounts reclassified from accumulated other comprehensive loss	2,783	—	—	2,783

Net current-period other comprehensive income (loss)	6,802	88	(13,271)	(6,381)

Ending balance	$(85)	$151	$(21,146)	$(21,080)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 is as follows:

As of September 30, 2013	Derivative adjustments	Unrealized gain on investments	Foreign currency translation adjustments	Total
Beginning balance	$2,074	$75	$(41,454)	$(39,305)

Other comprehensive income (loss) before reclassifications	3,122	399	(631)	2,890
Amounts reclassified from accumulated other comprehensive income	(235)	—	—	(235)

Net current-period other comprehensive income (loss)	2,887	399	(631)	2,655

Ending balance	$4,961	$474	$(42,085)	$(36,650)

As of September 30, 2012	Derivative adjustments	Unrealized gain on investments	Foreign currency translation adjustments	Total
Beginning balance	$(7,771)	$90	$(7,129)	$(14,810)

Other comprehensive income (loss) before reclassifications	3,374	61	(14,017)	(10,582)
Amounts reclassified from accumulated other comprehensive loss	4,312	—	—	4,312

Net current-period other comprehensive income (loss)	7,686	61	(14,017)	(6,270)

Ending balance	$(85)	$151	$(21,146)	$(21,080)

For the three months ended September 30, 2013, income tax impact related to changes in derivative adjustments and unrealized gain on investments is $3,686 thousand and $11 thousand, respectively.

For the nine months ended September 30, 2013, income tax impact related to changes in derivative adjustments and unrealized gain on investments is $846 thousand and $124 thousand, respectively.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

16. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share:

	Three Months Ended
	September 30, 2013	September 30, 2012
Net income	$46,671	$48,412
Weighted average common stock outstanding—
Basic	35,443,820	36,199,655
Diluted	37,493,550	37,324,787
Earnings per share—
Basic	$1.32	$1.34
Diluted	$1.24	$1.30

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net income	$43,702	$68,015
Weighted average common stock outstanding—
Basic	35,485,395	36,810,214
Diluted	37,261,058	37,692,608
Earnings per share—
Basic	$1.23	$1.85
Diluted	$1.17	$1.80

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Options	—	248,625	—	273,125
Warrants	—	1,875,028	—	1,875,028

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,175 registered novel patents and 132 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key segments: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer applications. Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Recent Developments

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. Our board of directors extended and increased the program by an additional $25 million in August 2012, for a maximum aggregate repurchase amount under the original program of up to $60 million. On July 30, 2013, we announced that the board of directors approved a new stock repurchase program under which we are authorized to repurchase up to $100 million of our common stock. The new stock repurchase program is effective August 5, 2013 through December 15, 2014, and replaced the original stock repurchase program. The stock repurchase program does not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. As of September 30, 2013, we had purchased 5,553,418 shares of our common stock in the open market under these programs at an aggregate cost of $70.9 million.

On February 8, 2013, we closed an underwritten registered public offering of 5,750,000 shares of our common stock owned by certain of our stockholders at a price per share of $14.50. We did not receive any proceeds from the sale of our common stock by the selling stockholders but paid certain expenses in connection with such secondary offering.

On July 18, 2013, we issued $225.0 million aggregate principal amount of 6.625% senior notes due July 15, 2021, or the 2021 Notes, at a price of 99.5%. Interest on the notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014. We used net proceeds of the 2021 Notes, together with cash on hand, to repay all of the 2018 Notes, including applicable premium and accrued interest, and to pay related fees and expenses of the 2021 Notes offering.

On September 13, 2013, we closed an underwritten registered public offering of 1,700,000 shares of our common stock owned by certain of our stockholders at a price per share of $21.20. We did not receive any proceeds from the sale of our common stock by the selling stockholders but paid certain expenses in connection with such secondary offering.

Business Segments

We report in three separate business segments because we derive our revenues from three principal business lines: Display Solutions, Power Solutions, and Semiconductor Manufacturing Services.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD, light emitting diode, or LED, 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes, or AMOLEDs, and low temperature polysilicons, or LTPS, as well as high-volume display technologies such as thin film transistors, or TFTs. Our Display Solutions business represented 33.3% and 38.1% of our net sales for the nine months ended September 30, 2013 and 2012, respectively.

•

Power Solutions: Our Power Solutions segment produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, power modules, analog switches, LED drivers, DC-DC converters and linear regulators for a range of devices, including LCD, LED, 3D televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting and home appliances. Our Power Solutions business represented 16.8% and 15.4% of our net sales for the nine months ended September 30, 2013 and 2012, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 343 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 49.6% and 46.1% of our net sales for the nine months ended September 30, 2013 and 2012, respectively.

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

We recognize revenue when risk and reward of ownership passes to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2013 and September 30, 2012, we sold products to over 263 and 269 customers, respectively, and our net sales to our ten largest customers represented 62% and 62% of our net sales. We have a combined production capacity of over 130,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2013, approximately 98.3% of our employees were eligible for severance benefits.

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

Results of Operations – Comparison of Three Months Ended September 30, 2013 and 2012

The following table sets forth consolidated results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$217.8	100.0%	$221.9	100.0%	$(4.0)
Cost of sales	145.9	67.0	145.5	65.5	0.5

Gross profit	71.9	33.0	76.4	34.5	(4.6)

Selling, general and administrative expenses	20.1	9.2	21.4	9.6	(1.3)
Research and development expenses	21.2	9.7	19.4	8.8	1.7

Operating income	30.6	14.1	35.6	16.1	(5.0)

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Interest expense, net	(4.5)	(2.1)	(5.7)	(2.6)	1.2
Foreign currency gain, net	43.3	19.9	21.8	9.8	21.6
Loss on early extinguishment of senior notes	(32.8)	(15.1)	—	—	(32.8)
Others	0.8	0.4	0.6	0.3	0.1

	6.8	3.1	16.7	7.5	(10.0)

Income before income taxes	37.4	17.2	52.3	23.6	(14.9)
Income tax expenses (benefits)	(9.3)	(4.3)	3.9	1.8	(13.2)

Net income	$46.7	21.4%	$48.4	21.8%	$(1.7)

Net Sales

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$73.2	33.6%	$69.4	31.3%	$3.7
Power Solutions	41.0	18.8	33.8	15.3	7.1
Semiconductor Manufacturing Services	103.1	47.3	118.0	53.2	(14.9)
All other	0.6	0.3	0.7	0.2	(0.0)

	$217.8	100.0%	$221.9	100.0%	$(4.0)

Net sales were $217.8 million for the three months ended September 30, 2013, a $4.0 million, or 1.8%, decrease, compared to $221.9 million for the three months ended September 30, 2012. This decrease was primarily due to lower net sales driven by our Semiconductor Manufacturing Services segment, which was offset in part by increases in net sales from our Display Solutions segment and our Power Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $73.2 million for the three months ended September 30, 2013, a $3.7 million, or 5.4%, increase from $69.4 million for the three months ended September 30, 2012. The increase was primarily attributable to an increase in average selling prices due to an improved product mix, which was offset by a decrease in sales volume related to lower demand for certain consumer electronics products such as digital televisions and PCs.

Power Solutions. Net sales from our Power Solutions segment were $41.0 million for the three months ended September 30, 2013, a $7.1 million, or 21.0%, increase from $33.8 million for the three months ended September 30, 2012. The increase was primarily due to an increase in sales volume resulting from higher demand for MOSFET products and an increase in average selling prices due to an improved product mix.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $103.1 million for the three months ended September 30, 2013, a $14.9 million, or 12.6%, decrease compared to $118.0 million for the three months ended September 30, 2012. This decrease was primarily due to a decrease in sales volume of eight-inch equivalent wafers driven by lower market demand, which was offset by an increase in average selling prices due to an improved product mix.

All Other. Net sales from All other were $0.6 million for the three months ended September 30, 2013 and $0.7 million for the three months ended September 30, 2012.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$116.7	53.6%	$92.9	41.9%	$23.7
Asia Pacific	68.0	31.2	76.5	34.5	(8.5)
U.S.A	27.7	12.7	39.0	17.6	(11.3)
Europe	4.5	2.1	11.6	5.2	(7.1)
Others	1.0	0.4	1.9	0.9	(0.9)

	$217.8	100.0%	$221.9	100.0%	$(4.0)

Net sales in Korea for the three months ended September 30, 2013 increased from $92.9 million to $116.7 million compared to the three months ended September 30, 2012, or by $23.7 million, or 25.6%, primarily due to increased demand in the market for Power Solutions products in Korea. Net sales in U.S.A for the three months ended September 30, 2013 decreased from $39.0 million to $27.7 million compared to the three months ended September 30, 2012, or by $11.3 million, or 28.9%, primarily due to decreased demand for Semiconductor Manufacturing Services products. Net sales in Europe for the three months ended September 30, 2013 decreased from $11.6 million to $4.5 million compared to the three months ended September 30, 2012, or by $7.1 million, or 61.2%, primarily due to decreased demand for Semiconductor Manufacturing Services products.

Gross Profit

Total gross profit was $71.9 million for the three months ended September 30, 2013 compared to $76.4 million for the three months ended September 30, 2012, a $4.6 million, or 6.0%, decrease. Gross profit as a percentage of net sales for the three months ended September 30, 2013 decreased to 33.0% compared to 34.5% for the three months ended September 30, 2012. This decrease in gross profit was primarily attributable to a significant volume decrease in our Display Solutions segment and a decrease in product sales volume in our Semiconductor Manufacturing Services segment, which were partially offset by an increase in average selling prices in our Display Solutions segment and an increase in product sales volume in our Power Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $20.1 million, or 9.2% of net sales, for the three months ended September 30, 2013, compared to $21.4 million, or 9.6% of net sales, for the three months ended September 30, 2012. The decrease of $1.3 million, or 6.2%, was primarily attributable to a decrease in tax and dues related to value added tax return revisions in 2012, which was partially offset by an increase in outside service fees related to our secondary offering.

Research and Development Expenses. Research and development expenses were $21.2 million, or 9.7% of net sales, for the three months ended September 30, 2013, compared to $19.4 million, or 8.8% of net sales, for the three months ended September 30, 2012. The increase of $1.7 million, or 8.8%, was primarily due to an increase in salaries and related expenses resulting from an annual salary increase.

Operating Income

As a result of the foregoing, operating income decreased by $5.0 million, or 13.9%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As discussed above, the decrease in operating income resulted from a $4.6 million decrease in gross profit and a $1.7 million increase in research and development expenses, which were partially offset by a $1.3 million decrease in selling, general and administrative expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $4.5 million for the three months ended September 30, 2013, a decrease of $1.2 million compared to $5.7 million for the three months ended September 30, 2012. The decrease of $1.2 million was primarily due to the repayment of our 2018 Notes and the issuance of our 2021 Notes.

Foreign Currency Gain, Net. Net foreign currency gain for the three months ended September 30, 2013 was $43.3 million compared to $21.8 million for the three months ended September 30, 2012. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,075.6:1 and 1,118.6:1 using the first base rate as of September 30, 2013 and 2012, respectively, as quoted by the Korea Exchange Bank.

Loss on Early Extinguishment of Senior Notes. In August 2013, we repaid $203.7 million aggregate principal amount of our 2018 Notes. In relation with this repayment, we recognized $32.8 million of loss on early extinguishment of senior notes.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the three months ended September 30, 2013 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses (Benefits)

Income tax benefits for the three months ended September 30, 2013 were $9.3 million compared $3.9 million of income tax expenses for the three months ended September 30, 2012. Income tax benefits for the three months ended September 30, 2013 were comprised of $1.3 million of current income tax benefits, net incurred in various jurisdictions and $8.9 million from the change of deferred tax assets, which were offset by $1.0 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized.

Net Income

As a result of the foregoing, net income decreased by $1.7 million, or 3.6%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As discussed above, the decrease primarily resulted from a $5.0 million decrease in operating income and a $32.8 million loss on early extinguishment of senior notes, partially offset by a $21.6 million increase in foreign currency gain, a $13.2 million decrease in income tax expense and a $1.2 million decrease in interest expense.

Results of Operations – Comparison of Nine Months Ended September 30, 2013 and 2012

The following table sets forth consolidated results of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$638.4	100.0%	$601.5	100.0%	$36.9
Cost of sales	429.7	67.3	412.3	68.5	17.4

Gross profit	208.7	32.7	189.2	31.5	19.5

Selling, general and administrative expenses	59.6	9.3	59.7	9.9	(0.1)
Research and development expenses	62.9	9.9	59.0	9.8	3.8
Restructuring and impairment charges	2.4	0.4	—	—	2.4

Operating income	83.8	13.1	70.5	11.8	13.3

Interest expense, net	(16.3)	(2.5)	(16.9)	(2.8)	0.7
Foreign currency gain (loss), net	(0.2)	(0.0)	22.2	3.7	(22.5)
Loss on early extinguishment of senior notes	(32.8)	(5.1)	—	—	(32.8)
Others	0.3	0.0	1.5	0.2	(1.2)

	(49.0)	(7.7)	6.8	1.1	(55.8)

Income before income taxes	34.8	5.4	77.3	12.9	(42.5)
Income tax expenses (benefits)	(8.9)	(1.4)	9.3	1.5	(18.2)

Net income	$43.7	6.8%	$68.0	11.4%	$(24.3)

Net Sales

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$212.4	33.3%	$229.4	38.1%	$(17.1)
Power Solutions	107.1	16.8	92.8	15.4	14.3
Semiconductor Manufacturing Services	317.0	49.6	277.2	46.1	39.8
All other	2.0	0.3	2.1	0.4	(0.1)

	$638.4	100.0%	$601.5	100.0%	$36.9

Net sales were $638.4 million for the nine months ended September 30, 2013, a $36.9 million, or 6.1%, increase, compared to $601.5 million for the nine months ended September 30, 2012. This increase was primarily due to higher net sales driven by our Semiconductor Manufacturing Services segment and our Power Solutions segment, which were offset in part by a decrease in net sales from our Display Solutions segment.

Display Solutions. Net sales from our Display Solutions segment were $212.4 million for the nine months ended September 30, 2013, a $17.1 million, or 7.4%, decrease from $229.4 million for the nine months ended September 30, 2012. The decrease was primarily due to a decrease in sales volume related to lower demand for certain consumer electronics products such as digital televisions and PCs, which was offset by an increase in average selling prices due to an improved product mix.

Power Solutions. Net sales from our Power Solutions segment were $107.1 million for the nine months ended September 30, 2013, a $14.3 million, or 15.4%, increase from $92.8 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in average selling prices driven by an improved product mix and an increase in sales volume resulting from higher demand for MOSFET products.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $317.0 million for the nine months ended September 30, 2013, a $39.8 million, or 14.4%, increase compared to net sales of $277.2 million for the nine months ended September 30, 2012. This increase was primarily due to an increase in sales volume of eight-inch equivalent wafers driven by higher market demand and an increase in average selling prices due to an improved product mix.

All Other. Net sales from All other were $2.0 million for the nine months ended September 30, 2013 and $2.1 million for the nine months ended September 30, 2012.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$312.7	49.0%	$285.2	47.4%	$27.4
Asia Pacific	210.9	33.0	209.0	34.7	1.9
U.S.A	83.0	13.0	78.0	13.0	5.0
Europe	29.1	4.6	25.5	4.2	3.6
Others	2.7	0.4	3.7	0.6	(1.0)

	$638.4	100.0%	$601.5	100.0%	$36.9

Net sales in Korea for the nine months ended September 30, 2013 increased from $285.2 million to $312.7 million compared to the nine months ended September 30, 2012, or by $27.4 million, or 9.6%, primarily due to increased demand for Semiconductor Manufacturing Services products in Korea.

Gross Profit

Total gross profit was $208.7 million for the nine months ended September 30, 2013 compared to $189.2 million for the nine months ended September 30, 2012, a $19.5 million, or 10.3%, increase. Gross profit as a percentage of net sales for the nine months ended September 30, 2013 was 32.7% compared to 31.5% for the nine months ended September 30, 2012. This increase in gross profit was primarily attributable to increases in average selling prices in our Display Solutions segment and in our Power Solutions segment, which were partially offset by a decrease in product sales volume in our Display Solutions segment.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $59.6 million, or 9.3% of net sales, for the nine months ended September 30, 2013, compared to $59.7 million, or 9.9% of net sales, for the nine months ended September 30, 2012. The decrease of $0.1 million, or 0.2%, was primarily attributable to a decrease in tax and dues related to value added tax return revisions in 2012, which was partially offset by an increase in outside service fees related to our secondary offering and an increase in salaries and related expenses resulting from an annual salary increase.

Research and Development Expenses. Research and development expenses were $62.9 million, or 9.9% of net sales, for the nine months ended September 30, 2013, compared to $59.0 million, or 9.8% of net sales, for the nine months ended September 30, 2012. The increase of $3.8 million, or 6.5%, was due to an increase in salaries and related expenses resulting from an annual salary increase.

Restructuring and Impairment Charges. Restructuring and impairment charges for the nine months ended September 30, 2013 were $2.4 million compared to nil for the nine months ended September 30, 2012. Restructuring charges of $1.8 million recorded for the nine months ended September 30, 2013 were related to the restructuring of one of our fabrication facilities. Impairment charges of $0.6 million for the nine months ended September 30, 2013 consisted of impairments to certain existing technology.

Operating Income

As a result of the foregoing, operating income increased by $13.3 million, or 18.9%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As discussed above, the increase in operating income resulted from a $19.5 million increase in gross profit, which was offset by a $3.8 million increase in research and development expenses and a $2.4 million increase in restructuring and impairment charges.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $16.3 million for the nine months ended September 30, 2013, a decrease of $0.7 million compared to $16.9 million for the nine months ended September 30, 2012. The decrease of $0.7 million was primarily due to the repayment of our 2018 Notes and the issuance of our 2021 Notes.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the nine months ended September 30, 2013 was $0.2 million compared to net foreign currency gain of $22.2 million for the nine months ended September 30, 2012. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates. The Korean won to U.S. dollar exchange rates were 1,075.6:1 and 1,118.6:1 using the first base rate as of September 30, 2013 and 2012, respectively, as quoted by the Korea Exchange Bank.

Loss on Early Extinguishment of Senior Notes. In August 2013, we repaid $203.7 million aggregate principal amount of our 2018 Notes. In relation with this repayment, we recognized $32.8 million of loss on early extinguishment of senior notes.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the nine months ended September 30, 2013 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses (benefits)

Income tax benefits for the nine months ended September 30, 2013 were $8.9 million compared $9.3 million of income tax expenses for the nine months ended September 30, 2012. Income tax benefits for the nine months ended September 30, 2013 were comprised of $1.2 million of current income tax benefits, net incurred in various jurisdictions and $10.7 million from the change of deferred tax assets, which were offset by $3.0 million of withholding taxes mostly accrued on intercompany interest payments, which would be utilized as foreign tax credits, but due to the uncertainty of utilization, full valuation allowance was recognized.

Net Income

As a result of the foregoing, net income decreased by $24.3 million, or 35.7%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As discussed above, the decrease primarily resulted from a $22.5 million decrease in foreign currency gain and a $32.8 million loss on early extinguishment of senior notes, partially offset by a $13.3 million increase in operating income and a $18.2 million decrease in income tax expense.

Additional Business Metrics Evaluated by Management

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net income adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation gain, net, (viii) loss on early extinguishment of senior notes, and (ix) secondary offering and others. See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net income	$46.7	$43.7	$48.4	$68.0
Adjustments:
Depreciation and amortization	8.7	25.6	8.5	23.8
Interest expense, net	4.5	16.3	5.7	16.9
Income tax expenses (benefits)	(9.3)	(8.9)	3.9	9.3
Restructuring and impairment charges(a)	—	2.4	—	—
Equity-based compensation expense(b)	0.5	1.4	0.5	1.5
Foreign currency loss (gain), net(c)	(43.3)	0.2	(21.8)	(22.2)
Derivative valuation gain, net(d)	(0.8)	(0.3)	(0.6)	(1.5)
Loss on early extinguishment of senior notes(e)	32.8	32.8	—	—
Secondary offering and others(f)	0.5	1.1	2.1	3.3

Adjusted EBITDA	$40.3	$114.4	$46.7	$99.1

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of one of our fabrication facilities and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the nine months ended September 30, 2013.

(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany balances and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates the impact of loss on repayment of $203.7 million aggregate principal amount of our 2018 Notes for the three months and the nine months ended September 30, 2013, respectively.
(f)	This adjustment eliminates expenses incurred for our secondary offerings in September 2013, February 2013 and May 2012 and for tax and dues related to value added tax return revisions in 2012.

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

Adjusted Net Income is not a measure defined in accordance with GAAP and should not be construed as an alternative to cash flows from operating activities or net income, as determined in accordance with GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income as net income adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation gain, net, (vi) loss on early extinguishment of senior notes, (vii) secondary offering and others, and (viii) GAAP and cash tax expense difference.

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net income	$46.7	$43.7	$48.4	$68.0
Adjustments:
Restructuring and impairment charges(a)	—	2.4	—	—
Equity-based compensation expense(b)	0.5	1.4	0.5	1.5
Amortization of intangibles(c)	1.5	4.7	1.8	5.7
Foreign currency loss (gain), net(d)	(43.3)	0.2	(21.8)	(22.2)
Derivative valuation gain, net(e)	(0.8)	(0.3)	(0.6)	(1.5)
Loss on early extinguishment of senior notes(f)	32.8	32.8	—	—
Secondary offering and others(g)	0.5	1.1	2.1	3.3
GAAP and cash tax expense difference(h)	(9.2)	(11.6)	—	—

Adjusted Net Income	$28.6	$74.5	$30.4	$54.8

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of one of our fabrication facilities and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the nine months ended September 30, 2013.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the acquisition of our business from Hynix Semiconductor, Inc., or Hynix, in October 2004, which we refer to as the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in USD, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates the impact of loss on repayment of $203.7 million aggregate principal amount of our 2018 Notes for the three months and the nine months ended September 30, 2013, respectively.
(g)	This adjustment eliminates expenses incurred for our secondary offerings in September 2013, February 2013 and May 2012 and for tax and dues related to value added tax return revisions in 2012.
(h)	This adjustment eliminates the impact of difference between GAAP and cash tax expense.

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

As of September 30, 2013, our cash and cash equivalents balance was $158.3 million, a $24.0 million decrease, compared to $182.2 million as of December 31, 2012. The decrease resulted from $46.7 million of cash outflow used in investing activities and $31.8 million of cash outflow used in financing activities including our repurchase of $31.0 million of our common stock, which were offset by $54.6 million of cash inflow provided by operating activities.

In addition, from time to time, depending on market conditions and other factors, we may, as part of ordinary cash management and treasury functions, repurchase and retire our additional outstanding senior notes, in open market, privately negotiated transactions or otherwise.

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $54.6 million for the nine months ended September 30, 2013, compared to $89.6 million of cash provided by operating activities in the nine months ended September 30, 2012. The net operating cash inflow for the nine months ended September 30, 2013 reflects our net income of $43.7 million and non-cash adjustments of $80.0 million which mainly consisted of depreciation and amortization, provision for severance benefits and loss on early extinguishment of senior notes, and an increase in net operating assets of $69.1 million.

Our working capital balance as of September 30, 2013 was $347.4 million compared to $308.4 million as of December 31, 2012. The $39.0 million increase was primarily attributable to a $55.7 million increase in accounts receivable and a $4.6 million decrease in accounts payable, which were partially offset by a $24.0 million decrease in cash and cash equivalents provided by investing activities and financing activities.

Cash Flows from Investing Activities

Cash outflow in investing activities totaled $46.7 million in the nine months ended September 30, 2013, compared to $58.5 million of cash outflow generated by investing activities in the nine months ended September 30, 2012. The decrease was primarily due to a decrease in capital expenditures of $11.4 million and $8.6 million related to the acquisition of Dawin Electronics in March 2012, which were partially offset by a $6.7 million change in restricted cash.

Cash Flows from Financing Activities

Cash outflow in financing activities totaled $31.8 million for the nine months ended September 30, 2013, compared to $25.5 million of cash outflow in financing activities in the nine months ended September 30, 2012. The financing cash outflow for the nine months ended September 30, 2013 mainly consists of the repayment of $229.3 million of our 2018 Notes and the repurchase of $31.0 million of our outstanding common stock, which were offset by $9.7 million of proceed received from the issuance of common stock in connection with option and warrant exercises and the net proceeds of $218.8 million from the issuance of our 2021 Notes. We repurchased 1,589,401 shares of common stock at a cost of $31.0 million for the nine months ended September 30, 2013.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the nine months ended September 30, 2013, capital expenditures were $46.1 million, a $11.4 million, or 19.8%, decrease from $57.5 million in the nine months ended September 30, 2012 primarily due to comparatively larger high-technology investment in 2012.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2013:

	Payments Due by Period
	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
	(In millions)
Senior notes(1)	$344.2	$—	$14.8	$14.9	$14.9	$14.9	$284.6
Operating lease(2)	47.6	2.0	4.7	2.2	2.2	2.2	34.4
Others(3)	18.8	1.2	9.2	6.4	2.0	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of September 30, 2013, which bear interest at a rate of 6.625% per annum and were scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,075.6:1.
(3)	Includes license agreements and other contractual obligations.

The indenture relating to the 2021 Notes contains covenants that limit our ability and our restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem our capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness; (vi) merge with or into or sell all or substantially all of our assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity to us or other restricted subsidiaries, to make loans to us or other restricted subsidiaries or to transfer assets to us or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

We lease equipment for manufacturing and research and development purposes. These leases are accounted for as capital leases as the ownership of the equipment will be transferred to us upon expiration of the lease terms or we have bargain purchase options at the end of the lease terms.

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.8 million as of September 30, 2013. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

We believe that our significant accounting policies, which are described in Note 2 to the consolidated financial statements of MagnaChip Semiconductor Corporation and Subsidiaries for the nine months ended September 30, 2013 included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

Principles of Consolidation

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The adoption of ASU 2013-11 will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. We are currently evaluating the effect that the provisions of ASU 2013-11 will have on our financial statements.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2013 for our Korean subsidiary, MagnaChip Semiconductor, Ltd., a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $3.8 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at September 30, 2013 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.2 million in our U.S. dollar cash balance.

Interest Rate Exposures

As of September 30, 2013, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Our outstanding senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at September 30, 2013, we estimate that the fair value of this fixed rate note would decrease by $8.8 million and we would have additional interest expense costs over the market rate of $0.9 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at September 30, 2013, we estimate that the fair value of this fixed rate note would increase by $9.2 million and we would have a reduction in interest expense costs over the market rate of $0.9 million (on a 360-day basis).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2013 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the nine months ended September 30, 2013, and the years ended December 31, 2012, and December 31, 2011, our ten largest customers accounted for 62%, 63% and 63% of our net sales, respectively. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

As of September 30, 2013, 2,270 employees, or approximately 65% of our employees, were represented by the MagnaChip Semiconductor Labor Union, which is a member of the Federation of Korean Metal Workers Trade Unions. We can offer no assurance that issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

As of September 30, 2013, our total indebtedness was $223.9 million. We are permitted under the indenture governing our outstanding senior notes to incur additional debt under certain conditions, including additional secured debt. If new debt were to be incurred in the future, the related risks that we now face could intensify. Our substantial debt could have important consequences, including:

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through September 30, 2013, we recognized aggregate restructuring and impairment charges of $8.5 million, which consisted of $5.1 million of impairment charges and $3.4 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Based upon the number of shares of common stock outstanding as of September 30, 2013, our executive officers, directors and funds affiliated with Avenue Capital Management II, L.P., or Avenue, collectively beneficially owned approximately 13.3% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options and warrants, and 17.2% of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within sixty days of September 30, 2013. In addition, affiliates of Avenue currently have two employees serving as members of our seven-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets.

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

As of September 30, 2013, Avenue beneficially owned 4,644,939 shares, or approximately 13.1%, of our outstanding common stock, including 555,961 shares of common stock issuable upon exercise of outstanding warrants that are exercisable within sixty days of September 30, 2013. All of our currently outstanding shares that were issued pursuant to Section 1145 of the U.S. Bankruptcy Code, including Avenue’s shares, are eligible for sale from time to time under Rule 144 or Section 4(a)(1) of the Securities Act subject only to the limitations on affiliate sales. Additionally, all remaining shares beneficially owned by Avenue are registered for resale under an effective shelf registration statement and therefore are eligible for sale at any time or from time to time by Avenue. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 through July 31, 2013	—	—	—	$14,082,170.98
August 1, 2013 through August 31, 2013	830,681	$19.97	830,681	$83,414,314.00
September 1, 2013 through September 30, 2013	382,836	$21.98	382,836	$75,000,015.45

Total:	1,213,517		1,213,517

(1)

On October 11, 2011, we announced that our board of directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock, par value

$0.01 per share. The program began on October 27, 2011. On August 13, 2012, we announced that we extended the ending date of the original program from October 27, 2012 to October 27, 2013, unless earlier terminated by our board, and we announced that we were increasing the authorized repurchase amount to an aggregate of up to $60.0 million of our outstanding common stock, subject to applicable legal and contractual restrictions. On July 30, 2013, we announced that our board had approved a new stock repurchase program under which we are authorized to repurchase up to $100 million of our common stock. The new stock repurchase program is effective from August 5, 2013 through December 15, 2014, and replaces the original stock repurchase program announced by the Company in October 2011 and amended in August 2012. The stock repurchase program does not obligate us to repurchase a minimum number of shares, and the program may be commenced, suspended, canceled or resumed at any time without prior notice. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of our common stock and other factors, and subject to contractual restrictions and restrictions under applicable law and regulations. As of September 30, 2013, we had repurchased 5,553,418 shares of our common stock under these programs at an aggregate cost of $70.9 million.

Item 6.	Exhibits.

Exhibit Number	Description

4.7(1)	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee

10.62(2)	Exchange and Registration Rights Agreement, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation and Barclays Capital Inc., as representative for the initial purchasers

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

(1)	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2013.
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 8, 2013	By:	/s/ Sang Park
Sang Park
Chief Executive Officer and Chairman (Authorized Officer)

Dated: November 8, 2013	By:	/s/ Margaret Sakai
Margaret Sakai
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.7(1)	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee

10.62(2)	Exchange and Registration Rights Agreement, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation and Barclays Capital Inc., as representative for the initial purchasers

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

(1)	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2013.
*	Furnished herewith