Form 10-K
period 2013-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2015-02-12
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

1, Allée Scheffer, L-2520

Luxembourg, Grand Duchy of Luxembourg

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $504,621,328

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☒  No

As of January 31, 2015, the registrant had 34,056,468 shares of common stock outstanding.

Explanatory Note

This Annual Report on Form 10-K for the year ended December 31, 2013 (this “2013 Form 10-K” or this “Report”), being filed by MagnaChip Semiconductor Corporation (together with its consolidated subsidiaries, “we,” “our,” “us,” the “Company” or “MagnaChip”), contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011, which are presented on a restated basis to the extent previously filed in a periodic report by the Company with the Securities and Exchange Commission (the “SEC”).

The Company filed a Current Report on Form 8-K with the SEC on March 11, 2014 (the “Restatement Form 8-K”) disclosing the determination of the Audit Committee of the Company’s Board of Directors that certain of the Company’s previously issued annual audited and interim unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should no longer be relied upon.

This 2013 Form 10-K restates and corrects the following financial statements of the Company (the “Restatement”): (i) the audited consolidated balance sheets as of December 31, 2012 and 2011 and consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2012 and 2011; and (ii) the five year selected financial data presented in this Report.

This 2013 Form 10-K is being filed by the Company in lieu of the Company separately filing with the SEC amendments to its previously filed Annual Reports on Form 10-K for each of the years ended December 31, 2012 and 2011. The Company is concurrently herewith filing its delayed Quarterly Report on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2014 (the “2014 Form 10-Qs”). For additional information regarding certain risks associated with our failure to file timely periodic reports and resume a timely filing schedule, please see the risk factors under “Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting” contained in “Item 1A. Risk Factors” in Part I of this 2013 Form 10-K.

The Company has not separately amended, and does not intend to separately amend, its previously filed Annual Report on Form 10-K for the years ended on or prior to December 31, 2012 or its Quarterly Reports on Form 10-Q for the periods ended on or prior to September 30, 2013, affected by the Restatement. For this reason, the financial statements and supplementary data, selected financial data and other financial information, related reports of the Company’s independent registered public accountants, management’s discussion and analysis of financial condition and results of operations and reports on disclosure controls and procedures and internal control over financial reporting contained in those filings should no longer be relied upon and are superseded by the information contained in this 2013 Form 10-K. This 2013 Form 10-K supersedes the financial information disclosed by the Company since its announcement of the Restatement on March 11, 2014, including the information contained in the Restatement Form 8-K filed with the SEC.

Because of the amount of time that has passed since the Company’s last periodic report was filed with the SEC, the information relating to our business, risk factors, legal proceedings and related matters is updated to include certain information for periods after December 31, 2013.

Restatement Summary

In January 2014, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) commenced an internal investigation, with the assistance of outside professionals, into certain revenue recognition issues under United States generally accepted accounting principles (“US GAAP”) relating to sales of a discrete number of products sold through the Company’s distributor network that arose during the 2013 year-end audit process (the “Independent Investigation”). During the process of the Independent Investigation, significant issues were identified based on which management also performed a Company-wide review of related accounting records. As a result, numerous accounting errors were identified and corrected related to, among other things, revenue recognition, cost of goods sold, inventory reserves, capitalization, expense recognition and allocation, as well as related business practices, for distributor, non-distributor customers and vendors, which are described in more detail in “Note 2. Restatement of Consolidated Financial Statements.” The correction of these errors affected the financial statements as of and for each of the years ended December 31, 2012 and 2011, including the stockholders’ equity balance as of January 1, 2011.

The Company considered information obtained during the Independent Investigation in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in this 2013 Form 10-K, and the Company’s determinations are consistent with the findings of the Independent Investigation. Adjustments identified by management were made to the consolidated financial statements in connection with the Restatement.

The adjustments recorded in the fiscal years ended December 31, 2012 and 2011 in connection with the Restatement are aggregated as follows:

	Net Income (Loss)
	Years Ended December 31,
	2012	2011
	(In thousands)
As Previously Reported	$193,301	$21,793
Adjustments:
Revenue Recognition	(8,737)	(16,418)
Inventory Reserves	(7,810)	(10,075)
Understated Employee Benefits	(1,091)	(2,472)
Settlement Obligations	879	(2,116)
Tax Matters	(65,637)	(1,319)
Other Adjustments	(867)	(694)

Total Adjustments	(83,263)	(33,094)

As Restated	$110,038	$(11,301)

The following table presents “as restated” and “previously reported” summary financial data for net sales, gross profit, operating income, net income (loss) and earnings (loss) per share data for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(In thousands, except share data)
Net sales	$819,592	$(12,256)	$807,336	$772,831	$(29,701)	$743,130
Gross Profit	263,501	(20,254)	243,247	234,316	(34,782)	199,534
Operating Income	105,807	(21,492)	84,315	72,940	(35,963)	36,977
Net Income (loss)	193,301	(83,263)	110,038	21,793	(33,094)	(11,301)
Earnings (loss) Per Share-Basic	5.29		3.01	0.56		(0.29)
Earnings (loss) Per Share-Diluted	5.16		2.93	0.55		(0.29)

As a result of the errors discussed above, management identified material weaknesses in our internal control over financial reporting. Accordingly, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013. These material weaknesses have not been fully remediated as of the filing date of this Report. Further, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013.

For more information on the matters that have led to the Restatement and data previously reported, see “Note 2. Restatement of Consolidated Financial Statements” and “Note 24. Unaudited Quarterly Financial Results” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” in this 2013 Form 10-K. In addition, this 2013 Form 10-K reflects, as applicable, the effects of the Restatement in “Item 6. Selected Financial Data” for the fiscal years ended December 31, 2012, 2011 and 2010, and the two-month period ended December 31, 2009 and the ten-month period ended October 25, 2009 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years ended December 31, 2012 and 2011. The material weaknesses identified in the Company’s internal control over financial reporting and management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as well as management’s remediation plans, are more fully described in “Item 9A. Controls and Procedures” in Part II of this 2013 Form 10-K.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

i

PART I

INDUSTRY AND MARKET DATA

In this Report, we rely on and refer to information regarding the semiconductor market from Gartner, Inc. (“Gartner”). Market data attributed to Gartner is from “Semiconductor Forecast Database, Worldwide, 4Q13 Update.” Although we believe that this information is reliable, we have not independently verified it. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents. In addition, in many cases, we have made statements in this Report regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions.

Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “MagnaChip” to refer to MagnaChip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea.

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

Item 1. Business

General

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer, computer and communication applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,167 registered novel patents and 134 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer, computer, communication and industrial applications. Our Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

Our wide variety of analog and mixed-signal semiconductor products and manufacturing services combined with our deep technology platform allow us to address multiple high-growth end markets and to rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global consumer electronics supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs and allows us to better serve and capture additional demand from existing and new customers.

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology platform and develop products and services that are in high demand by our customers and end consumers. We sold over 2,100 distinct products in each of the years ended December 31, 2013 and December 31, 2012, with a substantial portion of our revenues derived from a concentrated number of customers. Our largest Semiconductor Manufacturing Services customers include some of the leading semiconductor companies that design analog and mixed-signal products for the consumer, computing and wireless end markets.

Our business is largely driven by innovation in the consumer electronics markets and the growing adoption by consumers worldwide of electronic devices for use in their daily lives. The consumer electronics market is large and growing rapidly, largely due to consumers increasingly accessing a wide variety of rich media content, such as high definition audio and video, mobile television and games on advanced consumer electronic devices. According to Gartner, production of liquid crystal display, or LCD televisions, smartphones, and tablet PCs is expected to grow from 2013 to 2016 by a compound annual growth rate of 3%, 16%, and 22%, respectively. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby reducing heat dissipation and extending battery life. According to Gartner, the worldwide semiconductor market in 2012 was $300 billion.

For the year ended December 31, 2013, we generated net sales of $734.2 million, net loss of $64.2 million, Adjusted EBITDA of $20.0 million and Adjusted Net Loss of $31.5 million. See “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA and Adjusted Net Income and a reconciliation to net income (loss) prepared in accordance with US GAAP.

Our History

Our business was named “MagnaChip Semiconductor” when it was acquired from SK Hynix Inc., formerly known as Hynix Semiconductor, Inc. (“SK Hynix”), in October 2004. We refer to this acquisition as the “Original Acquisition.”

On March 10, 2011, we completed our initial public offering, which we refer to as the “MagnaChip IPO.” Prior to the MagnaChip IPO, MagnaChip Semiconductor LLC, a Delaware limited liability company, was converted to MagnaChip Semiconductor Corporation, a Delaware corporation. In order to consummate such a conversion, a certificate of conversion was filed with the Secretary of State of the State of Delaware prior to the effectiveness of the MagnaChip IPO registration statement. In connection with the corporate conversion, outstanding common units of MagnaChip Semiconductor LLC were automatically converted into shares of common stock of MagnaChip Semiconductor Corporation, outstanding options to purchase common units of MagnaChip Semiconductor LLC were automatically converted into options to purchase shares of common stock of MagnaChip Semiconductor Corporation and outstanding warrants to purchase common units of MagnaChip Semiconductor LLC were automatically converted into warrants to purchase shares of common stock of MagnaChip Semiconductor Corporation, all at a ratio of one share of common stock for eight common units. We refer to such transactions as the “corporate conversion.”

Avenue Capital Management II, L.P., or Avenue Capital Management, is a global investment management firm, and it and its affiliated funds specialize in investing in high yield debt, debt of insolvent or financially distressed companies and equity of companies undergoing financial or operational turnarounds or reorganizations. In this Report, we refer to funds affiliated with Avenue Capital Management collectively as “Avenue.” Avenue was a holder of a significant portion of our indebtedness which was outstanding prior to our 2009 reorganization proceedings under Chapter 11 of the United States Bankruptcy Code, which we refer to as our “reorganization proceedings.” In connection with our emergence from our reorganization proceedings, Avenue became our majority unitholder as a result of its participation in our rights offering in our reorganization proceedings.

As of December 31, 2013, Avenue beneficially owned 4,644,939 shares, or approximately 13.4%, of our outstanding common stock, including 555,961 shares of common stock issuable upon exercise of outstanding warrants that were currently exercisable as of such date. On November 9, 2014, all warrants to purchase our common stock previously held by Avenue expired. As of December 31, 2014, Avenue beneficially owned 4,088,978 shares, or approximately 12.0%, of our outstanding common stock.

Restatement

As discussed in the Explanatory Note and in Note 2 to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” in this Report, our Audit Committee concluded that certain of the Company’s previously issued financial statements should no longer be relied upon because of certain errors in those financial statements and would be restated. As a result of the Independent Investigation process, the Company has not filed a periodic report prior to the filing of this Report since November 2013. Because of the amount of time that has passed since the Company’s last periodic report was filed with the SEC, the information relating to the Company’s business contained in this Report has been updated in certain circumstances where the Company deemed appropriate to include certain information for periods after December 31, 2013.

Our Products and Services

Our Display Solutions line of products provide flat panel display solutions to all major suppliers of large and small flat panel displays, and include MagnaChip sensor products for mobile applications and industrial applications. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in UHD, HD, light emitting diode (LED), 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions line of products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors, or TFTs. MagnaChip sensor products are providing a full range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. The MagnaChip sensor families target the growing market for applications ranging from smartphone, tablet, navigation, industrial applications to medical devices. The MagnaChip sensor families include e-Compass and digital Hall sensors. Our Display Solutions products represented 27.7%, 35.4%, and 43.6% of our net sales for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of products for power management applications, including metal oxide semiconductor field effect transistors, or MOSFETs, power modules, analog switches, LED drivers, DC-DC and AC-DC converters and linear regulators for a range of devices, including LCD, LED, 3D televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting and home appliances. Our Power Solutions products represented 18.4%, 15.5% and 11.8% of our net sales for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

We also offer semiconductor manufacturing services to fabless analog and mixed-signal semiconductor companies that require differentiated, specialty analog and mixed-signal process technologies. We believe the majority of our top twenty Semiconductor Manufacturing Services customers use us as their primary manufacturing source for the products that we manufacture for them. Our process technologies are optimized for analog and mixed-signal devices and include standard complementary metal-oxide semiconductor (CMOS), high voltage CMOS, ultra-low leakage high voltage CMOS and bipolar complementary double-diffused metal oxide semiconductor (BCDMOS) and electronically erasable programmable read only memory (EEPROM). Our Semiconductor Manufacturing Services customers use us to manufacture a wide range of products, including display drivers, LED drivers, audio encoding and decoding devices, microcontrollers, touch screen controllers, RF switches, park distance control sensors for automotive, electronic tag memories and power management semiconductors. Our Semiconductor Manufacturing Services business represented 53.9%, 49.0% and 44.5% of our net sales for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

We manufacture all of our products at our three fabrication facilities located in Korea. We have approximately 377 proprietary process flows we can utilize for our products and offer to our Semiconductor Manufacturing Services customers. Our manufacturing base serves both our display driver and power management businesses and Semiconductor Manufacturing Services customers, allowing us to optimize our asset utilization and leverage our investments across our product and service offerings. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy does not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments.

On December 4, 2014, our Board of Directors approved a plan to close the Company’s six-inch fabrication facility in Cheongju, Korea (the “6-inch fab”). This plan is expected to be substantially implemented and the 6-inch fab is expected to be closed by the end of fiscal year 2015. The Company plans to transfer the 6-inch fab employees to the Company’s other facilities.

Market Opportunity

The consumer electronics market is large and growing rapidly. Growth in this market is being driven by consumers seeking to enjoy a wide variety of rich media content, such as high definition audio and video, mobile television and games. Consumer electronics manufacturers recognize that the consumer entertainment experience plays a critical role in differentiating their products. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the technology, functionality, form factor, cost, quality, reliability and power consumption of their products. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby reducing heat dissipation and extending battery life. These advanced generations of consumer devices are growing faster than the overall consumer electronics market. For example, according to Gartner, production of liquid crystal display (LCD) televisions, smartphones and tablet PCs is expected to grow from 2013 to 2016 by a compound annual growth rate of 3%, 16%, and 22%, respectively.

The user experience delivered by a consumer electronic device is substantially driven by the quality of the display, audio and video processing capabilities and power efficiency of the device. Analog and mixed-signal semiconductors enable and enhance these capabilities. Examples of these analog and mixed-signal semiconductors include display drivers, timing controllers, audio encoding and decoding devices, or codecs, and interface circuits, as well as power management semiconductors such as voltage regulators, converters and switches. According to Gartner, the worldwide semiconductor market in 2012 was $300 billion.

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

•

Fast Time-to-Market with New Products. As a result of rapid technological advancements and short product lifecycles, our target customers typically prefer suppliers who have a compelling pipeline of new products and can leverage a substantial intellectual property and technology base to accelerate product design and manufacturing when needed.

•

Nimble, Stable and Reliable Manufacturing Services. Fabless semiconductor providers who rely on external manufacturing services often face rapidly changing product cycles. If these fabless companies are unable to meet the demand for their products due to issues with their manufacturing services providers, their profitability and market share can be significantly impacted. As a result, they prefer semiconductor manufacturing service providers that can increase production quickly and meet demand consistently through periods of constrained industry capacity. Furthermore, many fabless semiconductor providers serving the consumer electronics and industrial sectors need specialized analog and mixed-signal manufacturing capabilities to address their product performance and cost requirements.

•

Ability to Deliver Cost Competitive Solutions. Electronics manufacturers are under constant pressure to deliver cost-competitive solutions. To accomplish this objective, they need strategic semiconductor suppliers that have the ability to provide system-level solutions, highly integrated products and a broad product offering at a range of price points and have the design and manufacturing infrastructure and logistical support to deliver cost competitive products.

•

Focus on Delivering Highly Energy-Efficient Products. Consumers increasingly seek longer run-time, environmentally friendly and energy-efficient consumer electronic products. In addition, there is increasing regulatory focus on reducing energy consumption of consumer electronic products. As a result of global focus on more environmentally friendly products, our customers are seeking analog and mixed-signal semiconductor suppliers that have the technological expertise to deliver solutions that satisfy these ever increasing regulatory and consumer power efficiency demands.

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for consumer electronics devices is challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology and Intellectual Property Platform. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of approximately 449 engineers. Our platform allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial AMOLED display driver for mobile phones.

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

•

Longstanding Presence in Asia and Proximity to Global Consumer Electronics Supply Chain. Our presence in Asia facilitates close contact with our customers and fast response to their needs, and enhances our visibility into new product opportunities, markets and technology trends. According to Gartner, semiconductor consumption in Asia, excluding Japan, is projected to grow to 71% of global consumption by 2016. Our design center and substantial manufacturing operations in Korea place us close to many of our largest customers and to the core of the global consumer electronics supply chain. We have active applications, engineering, product design and customer support resources, as well as senior management and marketing resources, in geographic locations close to our customers. This allows us to strengthen our relationship with customers through better service, faster turnaround time and improved product design collaboration. We believe this also helps our customers to deliver products faster than their competitors and to solve problems more efficiently than would be possible with other suppliers.

•

Broad Portfolio of Product and Service Offerings Targeting Large, High-Growth Markets. We continue to develop a wide variety of analog and mixed-signal semiconductor solutions for multiple high-growth consumer electronics end markets. We believe our expanding product and service offerings allow us to provide additional products to new and existing customers and to cross-sell our products and services to our established customers. For example, we have leveraged our technology expertise and customer relationships to develop and grow power management solutions to customers. Our power management solutions enable our customers to increase system stability and reduce heat dissipation and energy use, resulting in cost savings for our customers, as well as environmental benefits. We have been able to sell these new products to our existing customers as well as expand our customer base.

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

•

Highly Efficient Manufacturing Capabilities. Our manufacturing strategy is focused on optimizing our asset utilization across our display driver and power management products as well as our semiconductor manufacturing services, which enables us to maintain the price competitiveness of our products and services through our low-cost operating structure and improve our operational efficiency. We believe the location of our primary manufacturing and research and development facilities in Asia and the relatively low need for ongoing capital expenditures provide us with a number of cost advantages. We offer specialty analog process technologies that do not require substantial investment in leading edge, smaller geometry process equipment. We are able to utilize our manufacturing base over an extended period of time and thereby minimize our capital expenditure requirements.

Our Strategy

Our objective is to grow our business, our cash flow and profitability and to establish our position as a leading provider of analog and mixed-signal semiconductor products and services for high-volume markets. Our business strategy emphasizes the following key elements:

•

Leverage Our Advanced Analog and Mixed-Signal Technology Platform to Innovate and Deliver New Products and Services. We intend to continue to utilize our extensive patent and technology portfolio, analog and mixed-signal design and manufacturing expertise and specific end-market applications and system-level design expertise to deliver products with high levels of performance by utilizing our systems expertise and leveraging our deep knowledge of our customers’ needs. For example, in Power Solutions, we have utilized our extensive patent portfolio, process technologies and analog and mixed-signal technology platform to develop low power integrated power solutions for AC-DC offline switchers to address more of our customers’ needs. In Display Solutions, we continue to invest in research and development to introduce new technologies to support our customers’ technology roadmaps. In Semiconductor Manufacturing Services, we are developing cost-effective processes that substantially reduce die size using deep trench isolation.

•

Increase Business with Existing Customers. We have a global customer base consisting of leading consumer electronics OEMs that sell into multiple end markets. We intend to continue to strengthen our relationships with our customers by collaborating on critical design and product development in order to improve our design-win rates. We seek to increase our customer penetration by more closely aligning our product roadmap with those of our key customers and take advantage of our broad product portfolio, our deep knowledge of customer needs and existing relationships to sell more existing and new products. For example, two of our largest display driver customers have display modules in production using our power management products. These power management products have been purchased and evaluated via their key subcontractors for LCD backlight units and LCD integrated power supplies.

•

Broaden Our Customer Base. We expect to continue to expand our global design centers, local application engineering support and sales presence, particularly in China, Hong Kong, Taiwan and Macau, or collectively, Greater China, and other high-growth geographies, to penetrate new accounts. In addition, we intend to introduce new products and variations of existing products to address a broader customer base. In order to broaden our market penetration, we are complementing our direct customer relationships and sales with an improved base of distributors, especially to aid the growth of our power management business. We expect to continue to strengthen our distribution channels as we broaden our power management penetration beyond existing customers.

•

Aggressively Grow the Power Business. We have utilized our extensive patent portfolio, process technologies, captive manufacturing facilities and analog and mixed-signal technology platform to develop power management solutions that expand our market opportunity and address more of our customers’ needs. We intend to increase the pace of our new power product introductions by continuing to collaborate closely with our industry-leading customers. For example, we began mass production of our first integrated power solution for LCD televisions at one of our major Korean customers in early 2010, and became a major supplier of the product within two years. We also intend to capitalize on the market needs and regulatory requirements for power management products that reduce energy consumption of consumer electronic products by introducing products that are more energy efficient than those of competitors. We believe our integrated designs, low-cost process technologies and deep customer relationships will enable us to increase sales of our power solutions to our current Power Solutions customers, and as an extension of our other product offerings, to our other customers.

•

Drive Execution Excellence. We intend to improve our execution through a number of management initiatives, new processes for product development, customer service and personnel development. We expect these ongoing initiatives will continue to improve our new product development and customer service as well as enhance our commitment to a culture of quick action and execution by our workforce. In addition, we have focused on and continually improved our manufacturing efficiency during the past several years.

•

Optimize Asset Utilization, Return on Capital Investments and Cash Flow Generation. We intend to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require substantial investment in frequent upgrades to the latest manufacturing equipment. By utilizing our manufacturing facilities for both our Display Solutions and Power Solutions products and our Semiconductor Manufacturing Services customers, we seek to maximize return on our capital investments and our cash flow generation.

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

For example, in 2013, we introduced a range of intelligent sensor product families featuring 0.18 micron mixed signal & analog technology with low power consumption. The MagnaChip sensor families include e-Compass and digital Hall sensors. MagnaChip’s intelligent sensors provide cost-effective features such as small form-factor, multi-function integration and low power consumption as a result of its use of 0.18 micron analog and mixed-signal technology and advanced design capabilities.

Our display technology portfolio includes building blocks for display drivers and timing controllers, processor and interface technologies, as well as sophisticated production techniques, such as chip-on-glass (COG), which enables the manufacture of thinner displays. Our advanced display drivers incorporate LTPS and AMOLED panel technologies that enable the highest resolution displays. Furthermore, we are developing a broad intellectual property portfolio to improve the power efficiency of displays, including the development of our contents-based automatic brightness control (CABC) and automatic current limit (ACL).

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have approximately 377 process flows we can utilize for our products and offer to our Semiconductor Manufacturing Services customers. Our process technologies include standard CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS, low noise CMOS with embedded BCD and BCDMOS. Our manufacturing processes incorporate embedded memory solutions, such as static random access memory (SRAM), one-time programmable (OTP) memory, multiple-time programmable (MTP) memory, electrical fuse, EEPROM and single-transistor random access memory (1TRAM). More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost-effective solutions to our customers.

Expertise in ultra-high voltage (UHV), high voltage and deep trench BCDMOS process technologies, low power analog and mixed-signal design capabilities and packaging know-how are key requirements in the power management market. We are currently leveraging our capabilities in these areas with products such as AC-DC converters, DC-DC converters, linear regulators, including LDO, regulators and analog switches and power MOSFETs. We believe our system-level understanding of applications such as LCD televisions and mobile phones will allow us to more quickly develop and customize power management solutions for our customers in these markets.

Products and Services by Business Line

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

Display Solutions

Display Driver Characteristics. Display drivers deliver defined analog voltages and currents that activate pixels to exhibit images on displays. The following key characteristics determine display driver performance and end-market application:

•

Resolution and Number of Channels. Resolution determines the level of detail displayed within an image and is defined by the number of pixels per line multiplied by the number of lines on a display. For large displays, higher resolution typically requires more display drivers for each panel. Display drivers that have a greater number of channels, however, generally require fewer display drivers for each panel and command a higher selling price per unit. Mobile displays, conversely, are typically single chip solutions designed to deliver a specific resolution. We cover resolutions ranging from WQVGA (240RGB x 432) to UHD (3840 x 2160).

•

Color Depth. Color depth is the number of colors that can be displayed on a panel. For example, for TFT-LCD panels, 262 thousand colors are supported by 6-bit source drivers; 16 million colors are supported by 8-bit source drivers; and 1 billion colors are supported by 10-bit source drivers.

•

Operational Voltage. Display drivers are characterized by input and output voltages. Source drivers typically operate at input voltages from 1.62 to 3.6 volts and output voltages between 9 and 18 volts. Gate drivers typically operate at input voltages from 1.8 to 3.6 volts and output voltages from 30 to 40 volts. Lower input voltage results in lower power consumption and electromagnetic interference (EMI).

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

•

Driver Interface. Driver interface refers to the connection between the timing controller and the display drivers. Display drivers increasingly require higher bandwidth interface technology to address the larger data transfer rate necessary for higher definition images. The principal types of interface technologies are embedded clock point to point interface (EPI), advance intra panel interface (AIPI), mini-low voltage differential signaling (m-LVDS), ultra slim interface (USI) and mobile industry processor interface (MIPI).

•	Package Type. The assembly of display drivers typically uses chip-on-film (COF) and COG package types.

Large Display Solutions. We provide display solutions for a wide range of flat panel display sizes used in LCD televisions, including ultra-high definition televisions, or UHD TVs, HD TVs, LED TVs, 3D TVs, OLED televisions, LCD monitors, notebooks, ultrabooks and tablet PCs.

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
TFT-LCD Source Drivers

•   480 to 1440 output channels

•   6-bit (262 thousand colors), 8-bit (16 million colors), 10-bit (1 billion colors)

•   Output voltage ranging from 9V to 18V

•   Low power consumption and low EMI

•   COF package types

•   EPI, m-LVDS, AiPi, USI interface technologies

• UHD/HD/LED/3D TVs • Ultrabooks, notebooks • LCD/LED monitors • Automotive*

TFT-LCD Gate Drivers	• 272 to 768 output channels • Output voltage ranging from 30V to 40V • COF and COG package types	• Tablet PCs • HD/LED/3D TVs • Notebooks

Timing Controllers	• Wide range of resolutions • EPI, m-LVDS, AIPI, MIPI interface technologies • Input voltage ranging from 1.6V to 3.6V	• Tablet PCs • Notebooks • LCD/3D monitors

AMOLED Source Drivers	• 960* output channels • 10 bit (1 billion colors) • Output voltage: 18V • COF package type • EPI interface technology	• OLED TVs

*	In customer qualification stage

Mobile Display Solutions. Our mobile display solutions incorporate the industry’s most advanced display technologies, such as AMOLED and LTPS, as well as high-volume technologies such as a-Si (amorphous silicon) TFT. Our mobile display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface (MDDI), MIPI, reduced swing differential signaling interface (RSDS) and logic-based OTP memory. We focus extensively on reducing the die size of our mobile display drivers and other solutions products to reduce costs without having to migrate to smaller geometries. For example, we have implemented several solutions to reduce die size in mobile display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as CABC and ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency.

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
AMOLED	• Resolutions of WVGA, QHD, WXGA and FHD • Color depth 16 million • MIPI interface • Logic-based OTP • ABC, ACL	• Smartphones • Game consoles • Digital still cameras • Tablet PCs

LTPS	• Resolutions of WQVGA, VGA, WSVGA, WVGA and DVGA • Color depth 16 million • MDDI, MIPI interface • Logic-based OTP • Separated gamma control	• Smartphones • Game consoles • Digital still cameras

a-Si TFT	• Resolutions of WQVGA, HVGA and WVGA • Color depth 16 million • RSDS, MDDI, MIPI interface • CABC • Separated gamma control	• Smartphones • Mobile phones • Game consoles • Digital still cameras • Automotive

Sensor IC Solutions. We provide a range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. The MagnaChip sensor families target the growing market for applications ranging from smartphone, tablet PC, and navigation to medical devices. The MagnaChip sensor families include e-Compass and digital Hall sensors. MagnaChip’s intelligent sensors provide cost-effective features such as small form-factor and multi-function integration as a result of its use of 0.18 micron analog and mixed-signal technology and advanced design capabilities, as compared to currently available products.

Sensors are used for many applications and their use is growing rapidly. Furthermore, today’s increasingly sophisticated devices require an emerging class of intelligent sensors in mass volume. For instance, in handheld devices magnetic sensors are essential to implement compass-functionality and to detect the timing of opening and closing of a flip cover. MagnaChip’s intelligent sensor families address these magnetic sensor requirements with a new style of design made possible by integrating multiple functions.

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for sensor IC:

Product	Key Features	Applications
Electronic Compass IC	• 0.18 micron low-noise technology • Compass algorithm and magnetic field scanning • 16-bit sigma-delta analog-digital convertor • I2C bus interface	• Smartphones • Tablet PCs

Product	Key Features	Applications
Digital Hall Sensor IC	• 0.18 micron low-noise mixed-signal technology • Proprietary Hall technology • 10-bit analog-digital converter and embedded logic controller • I2C digital interface	• Smartphones • Tablet PCs

Power Solutions

We develop, manufacture and market power management solutions for a wide range of end-market customers. The products include MOSFETs, power modules, LED drivers, DC-DC converters, AC-DC converters, analog switches and linear regulators, such as LDOs.

•

MOSFETs. Our MOSFETs include low-voltage Trench MOSFETs, 20V to 100V, high-voltage Planar MOSFETs, 200V through 700V, and super junction MOSFETs, 600V through 700V. MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. The key application segments are smartphones, mobile phones, LCD, LED and 3D televisions, desktop PCs, notebooks, tablet PCs, servers, lighting and power supplies for consumer electronics and industrial equipment. MOSFETs allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. For example, computing solutions focus on delivering efficient controllers and MOSFETs for power management in VCORE, DDR and chipsets for audio, video and graphics processing systems.

•

Power Modules. Power modules are used in broad range of medium-to-high power industrial applications and in many consumer appliances such as UPSs, power supplies, motor drives, solar inverters, welding machines, refrigerators and air conditioners.

•

LED Drivers. LED backlighting drivers serve the fast-growing LCD panel backlighting market for LCD, LED and 3D televisions, LCD monitors, notebooks, smartphones and tablet PCs. Our products are designed to provide high efficiency and wide input voltage range, as well as PWM dimming for accurate white LED dimming control. LED lighting drivers have a wide input voltage range applicable to incandescent bulb and fluorescent lamp replacement.

•

DC-DC and AC-DC Converters. We offer DC-DC and AC-DC converters targeting mobile applications and high power applications like LCD televisions, notebooks, smartphones, mobile phones and display modules. We expect our DC-DC and AC-DC converters will meet customer green power requirements by featuring wide input voltage ranges, high efficiency and small size.

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

•   R2FET (rapid recovery) option to shorten reverse diode recovery time

•   Zenor FET option for MOSFET protection for abnormal input

•   Advanced Planar MOSFET Process

•   Advanced packages to enable reduction of PCB mounting area

• Tablet PC/mobile phone adaptors • Power supplies for consumer electronics • Industrial chargers and adaptors • Lighting (ballast, HID, LED) • Industrial equipment • LCD/LED/3D TVs

Super Junction MOSFET	• Voltage options of 600V-700V • Low RDS(ON) • Epi stack process	• LCD/LED/3D TVs • Lightings (ballast, HID, LED) • Smartphones • Notebooks • Servers

Power Modules	• Voltage options of 400V/600V/ 1200V • IGBT modules/FRD modules • PIM (Power Integrated Module) • Current options from 50A to 450A	• Industrial applications • Consumer appliances

LED Backlighting Drivers

•   High efficiency, wide input voltage range

•   Advanced BCDMOS process

•   OCP, SCP, OVP and UVLO protections

•   Accurate LED current control and multi-channel matching

•   Programmable current limit, boost up frequency

• Tablet PCs and notebooks • Smartphones • LED/3D TVs • LED monitors

Product	Key Features	Applications
LED Lighting Drivers

•   High efficiency, wide input voltage range

•   Simple solutions with external components fully integrated

•   Advanced high voltage BCDMOS process

•   Accurate LED current control and high power factor and low THB

• AC and DC LED lighting

DC-DC Converters	• High efficiency, wide input voltage range • Advanced BCDMOS process • Fast load and line regulation • Accurate output voltage • OCP, SCP and thermal protections	• LCD/LED/3D TVs • Smartphones/mobile phones • Notebooks

AC-DC Converter	• Wide control range for high power application (>150W) • Advanced BCDMOS process • High Precision Voltage Reference • Very low startup current consumption	• LCD/LED/3D TVs

Analog Switches

USB Switches

•   Low C (on), 7.0pF (typical) limits signal distortion

•   Low R (on), 4.0 Ω (typical)

•   Advanced CMOS process

Audio Switches

•   Negative Swing Support

•   Low R (on), 0.4 Ω (typical)

•   High ESD protection, 13kV

•   Advanced CMOS process

• Mobile phones

Linear Regulators	• Single LDOs • Low Noise Output Linear µCap LDO Regulator • 2.3V to 5.5V input voltage and 150mA, 300mA output current • Small package size of DFN type • Advanced CMOS process	• Mobile phones

Semiconductor Manufacturing Services

We provide semiconductor manufacturing services to analog and mixed-signal semiconductor companies. We have approximately 377 process flows we offer to our Semiconductor Manufacturing Services customers. We also partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

Our Semiconductor Manufacturing Services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. We refer to our approach of delivering specialized services to our customers as our application-specific technology strategy. We differentiate ourselves through the depth of our intellectual property portfolio, ability to customize process technology to meet the customers’ requirements effectively, long history in this business and reputation for excellence.

Our Semiconductor Manufacturing Services customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. We strive to be the primary manufacturing source for our Semiconductor Manufacturing Services customers.

Process Technology Overview

•

Mixed-Signal. Mixed-signal process technology is used in devices that require conversion of light and sound into electrical signals for processing and display. Our mixed-signal processes include advanced technologies such as low-noise process using triple gate, which uses less power at any given performance level. Micro-electromechanical (MEMS) process technology allows the manufacture of components that use electrical energy to generate a mechanical response. For example, MEMS devices are used in the accelerometers and gyroscopes of mobile phones.

•

Power. Power process technology, such as BCD, includes high-voltage capabilities as well as the ability to integrate functionalities, such as self-regulation, internal protection and other intelligent features. Unique process features, such as deep trench isolation, are suited for chip shrink and device performance enhancement.

•

High Voltage CMOS. High-voltage CMOS process technology facilitates the use of high-voltage levels in conjunction with smaller transistor sizes. This process technology includes several variations, such as bipolar processes, which use transistors with qualities well suited for amplifying and switching applications, mixed-mode processes, which incorporate denser, more power efficient FETs, and thick metal processes.

•

Non-Volatile Memory. Non-volatile memory (NVM), process technology enables the integration of non-volatile memory cells that allow retention of the stored information even when power is removed from the circuit. This type of memory is typically used for long-term persistent storage.

The table below sets forth the key process technologies in Semiconductor Manufacturing Services that we currently offer to customers:

Process	Technology	Device	Application
Mixed-Signal	• 0.13-0.8µm • Low noise • Ultra low power • Triple gate	• Analog to digital converter • Digital to analog converter • Audio codec • Chipset • RF switch • Digital tunable capacitor	• Smartphones • Tablet PCs • Ultrabooks • PC peripherals • DVDs

Power	• 0.18-0.5µm • BCD • Deep trench isolation • MOSFET • Schottky diode • Zener diode • Ultra high voltage • Thick metal	• Power management • LED driver • High power audio amp • Power Over Ethernet • DC/DC converter	• Smartphones • Tablet PCs • Ultrabooks • LCD TVs • LED lighting • LCD monitors • Automotive

Process	Technology	Device	Application
High-Voltage CMOS	• 0.11-2.0µm • 5V-200V • Bipolar	• Display driver • CSTN driver	• Smartphones • Tablet PCs • LCD TVs • Desktop PCs • LCD monitors

NVM	• 0.13-0.5µm • EEPROM • eFlash • OTP	• Microcontroller • Touch screen controller • Electronic tag memory • Hearing aid controller	• Smartphones • Tablet PCs • Industrial controllers • Medical equipment • Park distance control sensors for automotive • Game consoles

Sales and Marketing

We focus our sales and marketing strategy on continuing to grow and leverage our existing relationships with leading consumer electronics OEMs, while expanding into industrial and automotive end markets. For Semiconductor Manufacturing Services foundry, we focus on analog and mixed-signal semiconductor companies who see the benefit of our innovative technology and cost structure. We believe our close collaboration with customers allows us to align our product and process technology development with our customers’ existing and future needs. Because our customers often service multiple end markets, our product sales teams are organized by customers within the major geographies. We believe this facilitates the sale of products that address multiple end-market applications to each of our customers. Our Semiconductor Manufacturing Services sales teams focus on marketing our services to analog and mixed-signal semiconductor companies that require specialty manufacturing processes.

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices in the United States, Japan, Greater China and Europe. We have a network of agents and distributors in Korea, the United States, Japan, Greater China and Europe. For the years ended December 31, 2013 and 2012, we derived 65% and 75% of net sales through our direct sales force, respectively, and 35% and 25% of net sales through our network of authorized agents and distributors, respectively.

Research and Development

Our research and development efforts focus on intellectual property, design methodology and process technology for our complex analog and mixed-signal semiconductor products and services. Research and development expenses for the years ended December 31, 2013, 2012 and 2011, were $87.9 million, $76.3 million and $76.6 million, respectively, representing 12.0%, 9.4% and 10.3% of net sales, respectively.

Customers

We sell our Display Solutions and Power Solutions products and Sensor solutions to consumer, computing and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. We sell our semiconductor manufacturing services to analog and mixed-signal semiconductor companies. For the years ended December 31, 2013, 2012 and 2011, our ten largest customers accounted for 59%, 61% and 60% of our net sales, respectively. Substantially all of our sales to these customers are in our Display Solutions line. For the year ended December 31, 2013, sales to Samsung Display Corporation represented 11.3% of the Company’s net sales and 40.9% of our Display Solutions division’s net sales. For the year ended December 31, 2012, sales to LG Display represented 11.5% of the Company’s net sales and 31.9% of our Display Solutions division’s net sales. For the year ended December 31, 2013, we recorded revenues of $100.8 million from customers in the United States and $633.4 million from all foreign countries, of which 49.5% was from Korea, 23.4% from Taiwan, 3.4% from Japan and 15.2% from Greater China. For the year ended December 31, 2012, we recorded revenues of $124.5 million from customers in the United States and $682.9 million from all foreign countries, of which 53.6% was from Korea, 19.0% from Taiwan, 3.5% from Japan and 15.0% from Greater China.

Intellectual Property

As of December 31, 2013, our portfolio of intellectual property assets included approximately 4,045 registered patents and 344 pending patent applications. Approximately 3,167 and 134 of our patents and pending patents are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 1,088 registered and pending patents that relate to identical technical claims in our base patent portfolio. Our patents expire at various times approximately over the next 18 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

We have entered into exclusive and non-exclusive licenses and development agreements with third parties relating to the use of intellectual property of the third parties in our products and design processes, including licenses related to embedded memory technology, design tools, process simulation tools, circuit designs and processor cores. Some of these licenses, including our agreements with Silicon Works Co., Ltd. and ARM Limited, are material to our business and may be terminated by the licensors prior to the expiration of these licenses should we fail to cure any breach under such licenses. Our license with Silicon Works Co., Ltd. relates to our large display drivers, and our license from ARM Limited primarily relates to product lines in our Semiconductor Manufacturing Services business. The loss of either license could have a material adverse impact on our results of operations. Additionally, in connection with the Original Acquisition, SK Hynix retained a perpetual license to use the intellectual property that we acquired from SK Hynix in the Original Acquisition. Under this license, SK Hynix and its subsidiaries are free to develop products that may incorporate or embody intellectual property developed by us prior to October 2004.

Competition

We operate in highly competitive markets characterized by rapid technological change and continually advancing customer requirements. Although no one company competes with us in all of our product lines, we face significant competition in each of our market segments. Our competitors include other independent and captive manufacturers and designers of analog and mixed-signal integrated circuits, including display driver and power management semiconductor devices, as well as companies providing specialty manufacturing services.

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

Employees

Our worldwide workforce consisted of 3,479 employees (full- and part-time) as of December 31, 2013, of which 420 were involved in sales, marketing, general and administrative, 449 in research and development (including 237 with advanced degrees), 118 in quality, reliability and assurance and 2,492 in manufacturing (comprised of 369 in engineering and 2,123 in operations). As of December 31, 2013, 2,241 employees, or approximately 64% of our workforce, were represented by the MagnaChip Semiconductor Labor Union. As of December 31, 2014, our workforce consisted of 3,399 employees, of which 2,144 employees, or approximately 63% of our workforce, were represented by the MagnaChip Semiconductor Labor Union.

Environmental

We are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and waste, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. For example, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth became effective in April 2010. Certain designated businesses, including our Korean subsidiary, were required to submit plans to reduce greenhouse emissions and energy consumption. Our Korean subsidiary set emissions and consumption targets and in 2011 negotiated an implementation plan with Korean governmental authorities. Each year thereafter, our Korean subsidiary was required to agree on emissions and consumption targets with Korean governmental authorities and submit an independently verified report of prior year’s compliance. Beginning in 2015, our Korean subsidiary became subject to a new set of greenhouse gas emissions regulation, the Korean Emissions Trading Scheme, or K-ETS, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government and will be required to meet its allocated target by either reducing the emission or purchasing the allowances from other participants in the emission trading market. There can be no assurance that we have been or will be in compliance with all of these laws and regulations, or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws and the failure to comply with new or existing laws or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

Raw Materials

We use processes that require specialized raw materials that are generally available from a limited number of suppliers. We continue to attempt to qualify additional suppliers for our raw materials. The SEC, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, adopted new disclosure regulations for public companies that manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of metals used in the manufacture of our products. See “Item 1A. Risk Factors—Risks Related to Our Business—Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain raw materials used in manufacturing our products.”

Geographic Financial Information

For a description of the distribution of our net sales by geographic region, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2013 and 2012—Net Sales by Geographic Region,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2012 and December 31, 2011—Net Sales by Geographic Region” and “Note 19. Geographic and Segment Information” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Report.

Available Information

Our principal executive offices are located at: c/o MagnaChip Semiconductor S.A., 1, Allée Scheffer, L-2520 Luxembourg, Grand Duchy of Luxembourg, and our telephone number is (352) 45-62-62. Our website address is www.magnachip.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q or 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can be accessed, free of charge, at our website as soon as practicable after such reports are filed with the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and Risk Committee Charter are available on our website. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this Report and shall not be deemed to be incorporated by reference into this Report.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site, www.sec.gov, from which you can access our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, and all amendments to these materials after such reports and amendments are filed with the SEC. In addition, you may request a copy of any of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o MagnaChip Semiconductor, Inc., 20400 Stevens Creek Boulevard, Suite 370, Cupertino, CA 95014, Attention: General Counsel and Secretary; the telephone number at that address is (408) 625-5999.

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

Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and Our Internal Control Over Financial Reporting

We face risks related to the Restatement and being delayed in our SEC reporting obligations if we are unable to resume a timely filing schedule.

As discussed in this Report in the Explanatory Note and in Note 2 to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” in this Report, our Audit Committee concluded that certain of the Company’s previously issued financial statements should no longer be relied upon because of certain errors in those financial statements.

As a result of the Restatement, our SEC reporting obligations have been delayed prior to the filing date of this Report and the concurrent filing of our 2014 Form 10-Qs, and we cannot assure when we will resume a timely filing schedule with respect to our future SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), for which there is significant risk that we will be unable to timely file. Even after we complete this Report and the concurrent filing of our 2014 Form 10-Qs, we expect to continue to face many of the risks and challenges related to the Restatement, including the following:

•

we may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;

•

the processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement;

•	our failure to have current financial information available;

•

the risks associated with the failure to timely file all of our SEC reports and consequences of prior or future defaults arising under our bond indenture related to our reporting obligations contained therein;

•

the risk that the delay in filing our annual report and any failure to satisfy other New York Stock Exchange (“NYSE”) listing requirements could cause the NYSE to commence suspension or delisting procedures with respect to our common stock;

•

the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company to file SEC reports on a timely basis;

•

further downgrades or withdrawals of our debt or financial strength credit ratings, which could adversely affect our relationships with distributors and reduce new sales and would increase our costs of, or reduce our access to, future borrowings;

•	our limitations in entering into certain foreign exchange hedging contracts due to our credit ratings or other issues related to the Restatement;

•	the incurrence of significant Restatement-related expenses;

•	diversion of management and other human resources attention from the operation of our business; and

•

the possible unavailability or higher costs of financing options to fund our ongoing operations or refinance existing indebtedness resulting from the Restatement and the delayed filing of this Report and the 2014 Form 10-Qs.

We cannot assure that all of the risks and challenges described above will be eliminated and that lost business opportunities can be recaptured or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

We have concluded that there are material weaknesses in our internal control over financial reporting, which have adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this Report and we cannot assure that other material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

As reported in “Item 9A. Controls and Procedures” of this Report, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were ineffective as of December 31, 2013. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and report information on a timely basis. This could cause investors to lose confidence in our reported financial and other information, cause our securities to trade at a decreased price and cause an adverse effect on our business and results of operations. A failure to remediate material weaknesses in our internal control over financial reporting could result in further restatements of financial statements and correction of other information filed with the SEC or otherwise made publicly available.

The processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

The completion of our Restatement involved many months of review and analysis, including highly technical analyses of our contracts and business practices, estimates and assumptions made by management, tax accounting and the proper application of relevant accounting rules and pronouncements. Many of the enhancements and changes to our processes are ongoing as of the filing date of this Report, and we continue to integrate the complex changes we have already made. Given the complexity and scope of these exercises, and notwithstanding the extensive time, effort and expense that went into them, we cannot assure that these processes were adequate to identify and correct all errors in our historical financial statements or that additional accounting errors will not come to light in the future in these or other areas.

While we have performed additional analyses and other procedures, and either implemented or plan to implement and test remediation measures as of the filing date of this Report, the previously identified material weaknesses have not been fully addressed and remediated. We continue to improve our internal control over financial reporting and disclosure controls and procedures by, among other things:

•

implementing and maintaining a strong control environment, high ethical standards and financial reporting integrity, and communicating these enhanced standards to our employees through various means, including mandatory ethical compliance trainings for all employees;

•

building an environment that prioritizes compliance across the enterprise, placing special emphasis on improving internal audits and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•	improving our risk assessment process to identify, evaluate and report on risks related to the Company’s preparation and fair presentation of the financial statements;

•

implementing additional review of period-end adjusting entries with a detailed checklist, including the involvement of finance and operational executives, in order to strengthen controls over the completeness and accuracy of both recurring and non-recurring journal entries;

•

improving procedures with respect to the communication, approval, documentation and accounting review of deviations from written sales contracts, including by creating and implementing a new sub-certification process with our management group in order to identify (i) any sales transaction of which terms deviate from written sales contracts, (ii) concessions, and (iii) revisions to contractual terms and conditions; and

•

strengthening our accounting, finance and internal audit teams by hiring permanent personnel with extensive US GAAP experience, including by facilitating US GAAP training programs for relevant employees.

As a result, we cannot assure that we will not discover additional errors, that future financial reports will not contain misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future, including with respect to our 2014 Form 10-K.

We may also be required to amend this Report and/or file other amended reports to effect the Restatement. This would require us to devote substantial internal and external resources and cause us to incur significant fees and expenses for additional audit services as well as accounting and other consulting services. These fees and expenses, as well as the substantial time devoted by our management to make such filings with the SEC, could have a material adverse effect on our business, profitability and financial condition.

The Restatement has caused substantial delays in filing this Report and other SEC periodic reports, which may result in future delays in our SEC reporting.

Our ability to resume a timely filing schedule with respect to our SEC reports is subject to a number of contingencies, including whether we continue to identify errors in our consolidated financial statements and effective remediation of the identified material weaknesses in our internal control over financial reporting, including processes and training related thereto.

If we become delayed again in our SEC reporting obligations, investors would need to evaluate certain decisions with respect to our securities in light of a lack of current financial information. Accordingly, if in the future we are not current in our SEC reporting obligations, any investment in our securities would involve a greater degree of risk. Any such lack of current public information may have an adverse impact on investor confidence, which could lead to a reduction in our stock price and market capitalization and an increase in our cost of capital. In addition, if we become delayed again in our SEC reporting obligations, we will be precluded from registering our securities with the SEC for offer and sale. This may preclude us from raising debt or equity financing in the public markets and limit our access to the private markets and could also limit our ability to use stock options and other equity-based awards to attract, retain and provide incentives to our employees.

If we fail to timely file our 2014 Form 10-K or our other SEC reports, we may incur additional interest charges under the indenture governing our senior notes and/or our bondholders may seek to accelerate the principal amount of our senior notes, which would likely have a material adverse effect on our business, results of operations and financial condition.

The reporting covenant contained in the indenture relating to our outstanding 6.625% senior notes due 2021 (the “2021 Notes”) requires us to file certain quarterly, annual and current reports with the SEC within the time periods specified in the SEC’s rules and regulations applicable to such reports (subject in some cases to applicable extension periods). Additionally, under the Indenture, the trustee or the holders of 25% or more of the outstanding principal amount of the 2021 Notes have the right to notify us if they believe we have breached a covenant under the Indenture and may, following any applicable cure periods, declare an event of default under the Indenture and cause the outstanding principal amount of the 2021 Notes to become immediately due and payable.

Because of the delay in filing this Report and certain of our other SEC reports, the trustee under the indenture relating to the 2021 Notes sent notices of default under the indenture initiating the 60-day cure periods thereunder. Pursuant to the terms of the indenture, we elected, for a period of up to 180 days after the initial event of default related to a breach of the reporting covenant, to pay additional interest on the 2021 Notes of 0.25% per annum. If we fail to timely file our 2014 Form 10-K or our other SEC reports, we could again be subject to conditional interest charges in the future. If any such future reporting failure continued past the 60-day cure period and the 180-day additional interest period, the 2021 Notes could be subject to acceleration by the trustee or the holders of 25% or more of the outstanding principal amount thereof. Any such acceleration would likely have a material adverse effect on our business, results of operations, and financial condition.

The delay in filing this Report with the SEC and any failure to satisfy other NYSE listing requirements could cause the NYSE to commence suspension or delisting procedures with respect to our common stock.

The Company was notified by the NYSE that, as a result of its failure to timely file an Annual Report on Form 10-K for the fiscal year ended December 31, 2013 with the SEC, it was subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the Listed Company Manual of the NYSE. Pursuant to Section 802.01E, on September 5, 2014, the Company made a request to the NYSE that its shares be permitted to continue to trade on the NYSE for an additional six months while the Company completed its restatement of financial statements for prior periods and prepared this Report. On October 3, 2014, the NYSE notified the Company that its shares may continue to trade on the NYSE until April 1, 2015, subject to reassessment on an ongoing basis. We believe that the filing of this Report satisfies the NYSE’s requirement to file an Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Any other failure to satisfy NYSE listing requirements (including, among others, the filing of our 2014 Form 10-K within the grace period provided by the NYSE, if any), if not waived by the NYSE, could cause the NYSE to commence suspension or delisting procedures with respect to our common stock. The commencement of any suspension or delisting procedures and any actual suspension or delisting of our common stock by the NYSE remains, at all times, at the discretion of the NYSE and would be publicly announced by the NYSE. The delisting of our common stock from the NYSE may have a material adverse effect on us by, among other things, causing investors to dispose of our shares and limiting:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional and other investors that will consider investing in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain equity or debt financing for the continuation of our operations.

The outcome of litigation and other claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company to file SEC reports on a timely basis are unpredictable, and any orders, actions or rulings not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

The circumstances which gave rise to the Restatement and the related SEC filing delays continue to create the risk of litigation and claims by investors and examinations, investigations, proceedings and orders by regulatory authorities, which could be expensive and damaging to our business and financial condition.

For example, following the Company’s initial announcement of the restatement in March 2014, a purported class action lawsuit was filed against the Company and certain of the Company’s current and now-former officers. On September 30, 2014, an amended complaint was filed against the Company, certain current and now-former officers of the Company, certain members of the Company’s Board of Directors and a shareholder of the Company, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

In addition, in March 2014, the Company voluntarily reported to the SEC that the Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced the Independent Investigation. Over the course of 2014, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the Independent Investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. The Company will continue to cooperate with the SEC in this investigation. See “Item 3. Legal Proceedings.”

The Restatement and the failure by the Company to timely file certain of its SEC reports, as well as the reported material weaknesses in internal control over financial reporting, may subject the Company to a broad range of potential actions that may be taken against the Company by the staff of the SEC, including a cease and desist order, suspension of trading of our securities, deregistration of our securities and/or the assessment of possible civil monetary penalties.

Any orders, actions or rulings relating to any of the foregoing that are not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

The events that caused the need for this Restatement and the failure to timely file this Report and certain of our other SEC reports have resulted in certain rating agencies downgrading our credit and debt ratings, and further credit rating downgrades of our debt or financial strength ratings or withdrawal of these ratings are possible. These downgrades or withdrawals could adversely affect our relationships with customers, suppliers and distributors, adversely affect our operating results, and increase our costs of, or reduce our access to, future borrowings.

Rating agencies assign us debt ratings, based in each case on their opinions of the Company’s ability to meet its respective financial obligations.

Our ratings relative to our competitors may affect our competitive position. The Company and its debt securities have been placed on negative credit ratings watch and/or downgraded by certain rating agencies in connection with the events that caused the need for this Restatement and the failure to timely file this Report and the 2014 Form 10-Qs. These recent developments and any future rating downgrades or withdrawals of ratings may cause reputational damage, which could materially and adversely affect our relationships with our customers, suppliers and distributors, as well as our ability to borrow. At this time we cannot predict what further actions rating agencies may take, or what actions we may take in response, but these downgrades and/or future downgrades and withdrawals could have a material adverse effect on our results of operations, hedging activities, cost of capital and liquidity.

We have incurred and expect to continue to incur significant expenses related to the Restatement, the remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, preparation of this Report and the 2014 Form 10-Qs and related investigation and defense costs.

We have devoted and expect to continue to devote substantial internal and external resources to remediation efforts relating to the Restatement and the preparation and filing of this Report and the 2014 Form 10-Qs. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and additional interest payments, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. These expenses, as well as the substantial time devoted by our management towards identifying and addressing any internal weaknesses, could have a material adverse effect on our business, profitability and financial condition.

The Restatement process and the preparation of this Report and the 2014 Form 10-Qs have diverted management and other human resources from the operation of our business. The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage the business of the Company.

The Restatement process and the preparation of this Report and the 2014 Form 10-Qs have diverted, and continue to divert, management and other human resources from the operation of our business. The Board of Directors, members of management, and the accounting, legal, administrative and other staff of the Company have spent, and continue to spend, significant time on the Restatement preparation of this Report and the 2014 Form 10-Qs, related disclosures and remediation of disclosure controls and procedures and internal control over financial reporting of the Company and its subsidiaries. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish the strategic objectives of the Company.

The Restatement and the delayed filing of this Report and the 2014 Form 10-Qs could adversely impact our ability to access the capital markets and other financing arrangements.

Our ability to obtain financing, if needed, depends upon many factors, including our business prospects and creditworthiness as well as external economic conditions and general liquidity in the credit and capital markets. In light of the Restatement and the delay in filing this Report and the 2014 Form 10-Qs, we may be unable, if needed, to secure outside financing to fund ongoing operations and for other capital needs, including the refinancing of our 2021 Notes if necessary. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot assure that additional financing would be available to us, or be sufficient or available on satisfactory terms. In addition, unless all current periodic reports and financial statements are filed with the SEC, we will be precluded from registering our securities with the SEC for offer and sale, and the failure to timely file our SEC reports will limit our ability to use “short-form” Form S-3 registration statements for registering our securities for sale with the SEC until we again meet the timely filing requirements of those forms.

Our current credit ratings may also limit our access to external sources of liquidity and financing. Our ongoing needs for liquidity include interest payments on our 2021 Notes and our operating and capital expenses. In addition, we may from time to time have discrete or unexpected needs for liquidity. Our principal sources of liquidity are cash and cash equivalents on hand, cash from operations and financing activities. We do not have in place credit facilities or letters of credit that we could draw upon to meet our liquidity requirements. Without sufficient liquidity, we could be forced to realize investment losses, deplete capital or curtail capital expenditures or certain of our operations, which would adversely impact our results of operations and financial condition.

Risks Related to Our Business

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

We manufacture our products based on our estimates of customer demand, and if our estimates are incorrect, our financial results could be negatively impacted.

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

We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, reduce quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers, which we have experienced as a result of periodic downturns in the semiconductor industry, or failure to achieve design-wins, have affected and may continue to affect our results of operations adversely. These risks are exacerbated because many of our products are customized, which hampers our ability to sell excess inventory to the general market. We may incur charges resulting from the write-off of obsolete inventory. In addition, while we do not obtain long-term purchase commitments, we generally agree to the pricing of a particular product over a set period of time. If we underestimate our costs when determining pricing, our margins and results of operations would be adversely affected.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the years ended December 31, 2013, 2012 and 2011, our ten largest customers accounted for 59%, 61% and 60% of our net sales, respectively. Substantially all of our sales to these customers are in our Display Solutions line. For the year ended December 31, 2013, sales to Samsung Display Corporation represented 11.3% of the Company’s net sales and 40.9% of our Display Solutions division’s net sales. For the year ended December 31, 2012, sales to LG Display represented 11.5% of the Company’s net sales and 31.9% of our Display Solutions division’s net sales. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Our industry is highly competitive, and our ability to compete could be negatively impacted by a variety of factors.

The semiconductor industry is highly competitive and includes hundreds of companies, a number of which have achieved substantial market share within both our product categories and end markets. Current and prospective customers for our products and services evaluate our capabilities against the merits of our competitors. Some of our competitors are well established as independent companies and have substantially greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in certain of our end markets and with the internal semiconductor design and manufacturing capabilities of many of our significant customers. We expect to experience continuing competitive pressures in our markets from existing competitors and new entrants.

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

If we fail to achieve design-wins for our semiconductor products, we may lose the opportunity for sales to customers for a significant period of time and be unable to recoup our investments in our products.

We expend considerable resources on winning competitive selection processes, known as design-wins, to develop semiconductor products for use in our customers’ products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Once a customer designs a semiconductor into a product, that customer is likely to continue to use the same semiconductor or enhanced versions of that semiconductor from the same supplier across a number of similar and successor products for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different semiconductor. If we fail to achieve initial design-wins in a customer’s qualification process, we may lose the opportunity for significant sales to that customer for a number of products and for a lengthy period of time. This may cause us to be unable to recoup our investments in our semiconductor products, which would harm our business.

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

In addition, we collaborate and jointly develop certain process technologies and manufacturing process flows customized for certain of our Semiconductor Manufacturing Services customers. To the extent that our Semiconductor Manufacturing Services customers fail to achieve market acceptance for their products, we may be unable to recoup our engineering resources commitment and our investment in process technology development, which would harm our business.

Research and development investments may not yield profitable and commercially viable product and service offerings and thus will not necessarily result in increases in revenues for us.

We invest significant resources in our research and development. Our research and development efforts, however, may not yield commercially viable products or enhance our Semiconductor Manufacturing Services offerings. During each stage of research and development, there is a substantial risk that we will have to abandon a potential product or service offering that is no longer marketable and in which we have invested significant resources. In the event we are able to develop viable new products or service offerings, a significant amount of time will have elapsed between our investment in the necessary research and development effort and the receipt of any related revenues.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income from operations for the fiscal years ended December 31, 2013 compared to the fiscal year ended December 31, 2012. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of the 2021 Notes could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency option, forward and zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. These foreign currency option, forward and zero cost collar contracts typically require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during successive months to our counterparty in exchange for Korean won at specified exchange rates. Obligations under these foreign currency option, forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option, forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total cash and cash equivalents is less than $30 million at the end of a fiscal quarter. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations” for further details.

As of December 31, 2013, we were engaged in exchange rate hedging activities as described in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Derivative Financial Instruments.” The hedging instruments expired on schedule or were terminated early prior to December 31, 2014, as described in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 25. Subsequent Events—Early termination of derivative contracts.” As a result of the Restatement and rating agency downgrades, certain hedging arrangements became unavailable to us. Accordingly, our operating performance would be affected negatively if the Korean won appreciates against the U.S. dollar. Despite the completion of the Restatement, we cannot assure that such hedging arrangements may become available to us in the near future.

The loss of our key employees would materially adversely affect our business, and we may not be able to attract or retain the technical or management employees necessary to compete in our industry.

Our key executives have substantial experience and have made significant contributions to our business, and our continued success is dependent upon the retention of our key management executives. The loss of such key personnel would have a material adverse effect on our business. In addition, our future success depends on our ability to attract and retain skilled technical and managerial personnel. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations. This could hinder our research and product development programs or otherwise have a material adverse effect on our business.

If we encounter future labor problems, we may fail to deliver our products and services in a timely manner, which would adversely affect our revenues and profitability.

As of December 31, 2014, 2,144 employees, or approximately 63% of our employees, were represented by the MagnaChip Semiconductor Labor Union. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skill and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, Philippines, Malaysia and Thailand. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. We could be adversely affected by political disorders, labor disruptions and natural disasters where our subcontractors are located. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems or decrease the capacity available to us, our operating results could be adversely affected.

We depend on successful parts and materials procurement for our manufacturing processes, and a shortage or increase in the price of these materials could interrupt our operations and result in a decline of revenues and results of operations.

We procure materials and electronic and mechanical components from international sources and original equipment manufacturers. We use a wide range of parts and materials in the production of our semiconductors, including silicon, processing chemicals, processing gases, precious metals and electronic and mechanical components, some of which, such as silicon wafers, are specialized raw materials that are generally only available from a limited number of suppliers. We do not have long-term agreements providing for all of these materials; thus, if demand increases or supply decreases for any reason, the costs of our raw materials could significantly increase. For example, worldwide supplies of silicon wafers, an important raw material for the semiconductors we manufacture, were constrained in recent years due to an increased demand for silicon. Silicon is also a key raw material for solar cells, the demand for which has increased in recent years. Although supplies of silicon have recently improved due to the entrance of additional suppliers and capacity expansion by existing suppliers, we cannot assure that such supply increases will match demand increases. If we cannot obtain adequate materials in a timely manner or on favorable terms for the manufacture of our products, revenues and results of operations will decline.

Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain raw materials used in manufacturing our products.

The SEC, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, adopted new disclosure regulations for public companies that manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of metals used in the manufacture of our products. We may also incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. We may also face difficulties in satisfying customers who may require that our products be certified as free of “conflict materials,” which could harm our relationships with these customers and lead to a loss of revenue.

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

Our company organizational structure was created in part based on certain interpretations and conclusions regarding various tax laws, including withholding tax and other tax laws of applicable jurisdictions. Our interpretations and conclusions regarding tax laws, however, are not binding on any taxing authority and, if these interpretations and conclusions are incorrect, if our business were to be operated in a way that rendered us ineligible for tax exemptions or caused us to become subject to incremental tax, or if the authorities were to change, modify or have a different interpretation of the relevant tax laws, we could suffer adverse tax and other financial consequences, and the anticipated benefits of our organizational structure could be materially impaired.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology and know-how, as well as our ability to operate without infringing the proprietary rights of others.

We seek to protect our proprietary technologies and know-how through the use of patents, trade secrets, confidentiality agreements and other security measures. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Some of our technologies are not covered by any patent or patent application. The confidentiality agreements on which we rely to protect these technologies may be breached and may not be adequate to protect our proprietary technologies. We cannot assure that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States. In particular, the validity, enforceability and scope of protection of intellectual property in China, where we derive a significant portion of our net sales, and certain other countries where we derive net sales, are uncertain and still evolving and historically have not protected, and may not protect in the future, intellectual property rights to the same extent as do the laws and enforcement procedures in the United States.

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

•	stop our manufacture, use, sale or importation of infringing products;

•	expend significant resources to develop or acquire non-infringing technologies;

•	discontinue processes; or

•	obtain licenses to the intellectual property we are found to have infringed.

There can be no assurance that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms, or at all. The termination of key third-party licenses relating to the use of intellectual property in our products and our design processes, such as our agreements with Silicon Works Co., Ltd. and ARM Limited, would materially and adversely affect our business.

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

We are party to a land lease and easement agreement with SK Hynix pursuant to which we lease the land for our facilities in Cheongju, Korea. If this agreement were terminated for any reason, including the insolvency of SK Hynix, we would have to renegotiate new lease terms with SK Hynix or the new owner of the land. We cannot assure that we will be able to negotiate new lease terms on favorable terms or at all. Because we share certain facilities with SK Hynix, several services that are essential to our business are provided to us by or through SK Hynix under our general service supply agreement with SK Hynix. These services include electricity, bulk gases and de-ionized water, campus facilities and housing, wastewater and sewage management, environmental safety and certain utilities and infrastructure support services. If any of our agreements with SK Hynix were terminated or if SK Hynix were unwilling or unable to fulfill its obligations to us under the terms of these agreements, we would have to procure these services on our own and as a result may experience an increase in our expenses.

We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses.

We are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and wastes, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that we have been, or will be, in compliance with all such laws and regulations or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, the failure to comply with new or existing laws, or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

Our Korean subsidiary has been designated as a regulated business under Korean environmental law, and such designation could have an adverse effect on our financial position and results of operations.

In April 2010, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth became effective. Certain designated businesses, including our Korean subsidiary, were required to submit plans to reduce greenhouse emissions and energy consumption. Our Korean subsidiary first set emissions and consumption targets in 2011 and negotiated an implementation plan with Korean governmental authorities. Each year thereafter, our Korean subsidiary was required to agree on emissions and consumption targets with Korean governmental authorities and submit an independently verified report of prior year’s compliance. Beginning in 2015, our Korean subsidiary became subject to K-ETS, a new set of greenhouse gas emissions regulation, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government, and will be required to meet its allocated target by either reducing the emission or purchasing the allowances from other participants in the emission trading market. If the targets currently allocated to our Korean subsidiary by Korean governmental authorities require us to reduce our emissions or energy consumption, we could be subject to additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, as well as cost of procuring emission allowances to cover the excess emissions, which could adversely affect our financial position and results of operations.

We may need additional capital in the future, and such capital may not be available on acceptable terms or at all, which would have a material adverse effect on our business, financial condition and results of operations.

We may require more capital in the future from equity or debt financings to fund operating expenses, such as research and development costs, finance investments in equipment and infrastructure, acquire complementary businesses and technologies, and respond to competitive pressures and potential strategic opportunities. If we raise additional funds through further issuances of equity or other securities convertible into equity, our existing stockholders could suffer significant dilution, and any new shares we issue could have rights, preferences or privileges senior to those of the holders of our common stock. Also, additional capital may not be available when needed or, if available, may not be available on favorable terms. In addition, our indebtedness limits our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.

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

Relations between South Korea and North Korea have been tense throughout Korea’s modern history. The level of tension between the two Koreas has fluctuated and may increase abruptly as a result of current and future events. In particular, since the death of Kim Jong-il, the former North Korean ruler, in mid-December 2011, there has been increased uncertainty with respect to the future of North Korea’s political leadership and concern regarding its implications for political and economic stability in the region. In addition, in recent years, there have been heightened security concerns stemming from North Korea’s nuclear weapon and long-range missile programs and increased uncertainty regarding North Korea’s actions and possible responses from the international community. North Korea’s economy also faces severe challenges, and any adverse economic developments may further aggravate social and political tensions within North Korea.

Although we do not derive any revenue from, nor sell any products in, North Korea, any future increase in tensions between South Korea and North Korea that may occur, for example, if North Korea experiences a leadership crisis, high-level contacts between South Korea and North Korea break down, or military hostilities occur, could have a material adverse effect on the South Korean economy and on our business, financial condition, results of operations and the market value of our common stock.

You may not be able to bring an action or enforce any judgment obtained in United States courts, or bring an action in any other jurisdiction, against us or our subsidiaries or our directors, officers or independent auditors that are organized or residing in jurisdictions other than the United States.

Most of our subsidiaries are organized or incorporated outside of the United States and some of our executive officers as well as our independent auditors are organized or reside outside of the United States. Most of our and our subsidiaries’ assets are located outside of the United States and in particular, in Korea. Accordingly, any judgment obtained in the United States against us or our subsidiaries may not be collectible in the United States. As a result, it may not be possible for you to effect service of process within the United States upon these persons or to enforce against them or us court judgments obtained in the United States that are predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In particular, there is doubt as to the enforceability in Korea or any other jurisdictions outside the United States, either in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated on the federal securities laws of the United States or the securities laws of any state of the United States.

Our level of indebtedness is substantial, and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. A decline in the ratings of our existing or future indebtedness may make the terms of any new indebtedness we choose to incur more costly.

As of December 31, 2013, our total indebtedness was $223.9 million, net of unamortized discount of $1.1 million. We are permitted under the indenture governing our outstanding 2021 Notes to incur additional debt under certain conditions, including additional secured debt. If new debt were to be incurred in the future, the related risks that we now face could intensify. Our substantial debt could have important consequences, including:

•

resulting in an event of default if we fail to satisfy our obligations under our outstanding 2021 Notes or our other debt or fail to comply with the financial or other restricted covenants contained in the indenture governing our outstanding 2021 Notes or agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on the assets securing any such debt;

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure that we will generate a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

The credit ratings assigned to our debt reflect each rating agency’s opinion of our ability to make payments on the debt obligations when such payments are due. The rating of our outstanding 2021 Notes as of December 2014 is Caa1 by Moody’s and B+ by Standard and Poor’s, both of which are below investment grade. A rating may be subject to revision or withdrawal at any time by the assigning rating agency. We may experience downgrades in our debt ratings in the future. Any lowering of our debt ratings would adversely impact our ability to raise additional debt financing and increase the cost of any such financing that is obtained. In the event any ratings downgrades are significant, we may choose not to incur new debt or refinance existing debt if we are unable to incur or refinance such debt at favorable interest rates or on favorable terms.

If our cash flows and capital resources are insufficient to fund our debt service obligations or if we are unable to refinance existing indebtedness on favorable terms, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and thus render us unable to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The indenture governing our outstanding 2021 Notes restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or be able to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

We are a holding company and will depend on the business of our subsidiaries to satisfy our obligations under our outstanding 2021 Notes and other obligations.

We are a holding company with no independent operations of our own. Our subsidiaries conduct substantially all of the operations necessary to fund payments on our outstanding 2021 Notes, other debt and any other obligations. Our ability to make payments on our outstanding 2021 Notes and our other obligations will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

•	their earnings;

•	covenants contained in our debt agreements (including the indenture governing our outstanding 2021 Notes) and the debt agreements of our subsidiaries;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

•

applicable law, including any restrictions under Korean law that may be imposed on MagnaChip Korea that would restrict its ability to make payments on intercompany loans from MagnaChip Semiconductor B.V.

We cannot assure that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us or that any distributions or payments will be adequate to pay principal and interest, and any other payments, on our outstanding 2021 Notes, other debt or any other obligations when due, and the failure to make such payments could have a material adverse effect on our business, financial condition and results of operations.

Restrictions on MagnaChip Korea’s ability to make payments on its intercompany loans from MagnaChip Semiconductor B.V., or on its ability to pay dividends in excess of statutory limitations, could hinder our ability to make payments on our outstanding 2021 Notes.

We anticipate that payments under our outstanding 2021 Notes will be funded in part by MagnaChip Korea’s repayment of its existing loans from MagnaChip Semiconductor B.V., with MagnaChip Semiconductor B.V. using such repayments in turn to repay the loans owed to MagnaChip Semiconductor S.A., which will repay loans owed to us. Under the Korean Foreign Exchange Transaction Act, the minister of the Ministry of Strategy and Finance is authorized to temporarily suspend payments in foreign currencies in the event of natural calamities, wars, conflicts of arms, grave and sudden changes in domestic or foreign economic conditions, or other similar situations. In addition, under the Korean Commercial Code, a Korean company is permitted to make a dividend payment in accordance with the provisions in its articles of incorporation out of retained earnings (as determined in accordance with the Korean Commercial Code and the generally accepted accounting principles in Korea), but no more than twice a year. If MagnaChip Korea is prevented from making payments under its intercompany loans due to restrictions on payments of foreign currency or if it has an insufficient amount of retained earnings under the Korean Commercial Code to make dividend payments to MagnaChip Semiconductor B.V., we may not have sufficient funds to make payments on our outstanding 2021 Notes.

The indenture governing our outstanding 2021 Notes contains, and our future debt agreements will likely contain, covenants that significantly restrict our operations.

The indenture governing our outstanding 2021 Notes contains, and our future debt agreements will likely contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and by limiting our ability to engage in other business activities. These covenants will place restrictions on our ability and the ability of our operating subsidiaries to, among other things:

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

In addition, our future debt agreements will likely contain financial ratios and other financial conditions tests. Our ability to meet those financial ratios and tests could be affected by events beyond our control, and we cannot assure that we will meet those ratios and tests. A breach of any of these covenants could result in a default under such debt agreements. Upon the occurrence of an event of default under such debt agreements, our lenders under such agreements could elect to declare all amounts outstanding under such debt agreements to be immediately due and payable and terminate all commitments to extend further credit.

The global downturn and related financial crisis negatively affected our business. Poor economic conditions may negatively affect our future business, results of operations and financial condition.

Since 2008, the global downturn and related financial crisis led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. Consumers and businesses deferred purchases in response to tighter credit and negative financial news, which has in turn negatively affected product demand and other related matters. The global downturn led to reduced customer spending in the semiconductor market and in our target markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities and caused U.S. and foreign businesses to slow spending on our products. Although recently there have been indications of improved economic conditions generally and in the semiconductor industry specifically, we cannot assure the extent to which such conditions will continue to improve or whether the improvement will be sustainable. If the global economic recovery is not sustained or the global economy experiences another recession, such adverse economic conditions could lead to the insolvency of key suppliers resulting in product delays, limit the ability of customers to obtain credit to finance purchases of our products, lead to customer insolvencies and also result in counterparty failures that may negatively impact our treasury operations. As a result, our business, financial condition and results of operations could be materially adversely affected in future periods as a result of economic downturns.

We have a history of losses and may not achieve or sustain profitability in the future.

From the time we began operations as a separate entity in 2004 until we emerged from reorganization proceedings in 2009, we generated significant net losses and did not generate a profit for a full fiscal year. We may increase spending to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we cannot maintain profitability, the value of the enterprise may decline.

We emerged from Chapter 11 reorganization proceedings in 2009; because our consolidated financial statements after October 2009 reflect fresh-start accounting adjustments, our current consolidated financial statements will not be comparable in many respects to our financial information from periods prior to that time.

On June 12, 2009, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to obtain relief from our debt, which was $845 million as of December 31, 2008. Our plan of reorganization became effective on November 9, 2009. In connection with our emergence from the reorganization proceedings, we implemented fresh-start accounting in accordance with FASB Accounting Standards Codification Topic 852 (“ASC 852”) effective from October 25, 2009, which had a material effect on our consolidated financial statements. Thus, our consolidated financial statements after October 2009 will not be comparable in many respects to our consolidated financial statements for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization proceedings.

Investor confidence may be adversely impacted if we fail to remediate identified material weaknesses and maintain effective internal control over financial reporting and disclosure controls and procedures or are unable to comply with Section 404 of the Sarbanes-Oxley Act, and as a result, the value of our securities could decline.

We are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act, which requires us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting. We are also required to periodically assess and report on the adequacy of our disclosure controls and procedures. As reported in “Item 9A. Controls and Procedures” of this Report, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were ineffective as of December 31, 2013.

If we fail to remediate identified material weaknesses and maintain the effectiveness of our internal control over financial reporting, there is a risk that we will continue to have material weaknesses in the future. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements and could result in investigations or sanctions by the SEC, the NYSE or other regulatory authorities or in stockholder litigation. Any of these factors ultimately could harm our business and could negatively impact the market price of our securities. Ineffective control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

Our goal is to ensure that our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. See “Item 9A. Controls and Procedures.”

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial condition.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through December 31, 2013, we recognized aggregate restructuring and impairment charges of $14.3 million, which consisted of $10.9 million of impairment charges and $3.4 million of restructuring charges. For the year ended December 31, 2013, we recognized $1.8 million of restructuring charges from restructuring one of our fabrication facilities and $0.6 million of impairment charges from certain existing technology. In addition, we recognized impairment charges related to impairment of goodwill, certain technology and tangible assets acquired in connection with our acquisition of Dawin Electronics, which we refer to as the “Dawin acquisition,” by $3.4 million, $1.9 million and $0.5 million, respectively. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

The trading price of our common stock might be subject to wide fluctuations. Factors, some of which are beyond our control, that could affect the trading price of our common stock may include:

•	actual or anticipated variations in our results of operations from quarter to quarter or year to year, including variations related to the Restatement;

•	announcements by us or our competitors of significant agreements, technological innovations or strategic alliances;

•	changes in recommendations or estimates by any securities analysts who follow our securities;

•	addition or loss of significant customers;

•	recruitment or departure of key personnel;

•	changes in economic performance or market valuations of competing companies in our industry;

•	price and volume fluctuations in the overall stock market;

•	market conditions in our industry, end markets and the economy as a whole;

•	subsequent sales of stock and other financings; and

•	litigation, legislation, regulation or technological developments that adversely affect our business.

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

Based upon the number of shares of common stock outstanding as of December 31, 2014, our executive officers, directors and Avenue collectively beneficially owned approximately 12.7% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options, and 15.3% of our common stock, including shares of common stock issuable upon exercise of outstanding options that are exercisable within sixty days of December 31, 2014. In addition, affiliates of Avenue currently have two employees serving as members of our six-member board of directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets.

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

As of December 31, 2014, Avenue beneficially owned 4,088,978 shares, or approximately 12.0%, of our outstanding common stock. On November 9, 2014, all warrants to purchase our common stock previously held by Avenue expired. All of our currently outstanding shares that were issued pursuant to Section 1145 of the United States Bankruptcy Code, including Avenue’s shares, are eligible for sale from time to time under Rule 144 or Section 4(a)(1) of the Securities Act subject only to the limitations on affiliate sales. Additionally, all remaining shares beneficially owned by Avenue are or will be registered for resale under a shelf registration statement and therefore be eligible for sale at any time or from time to time by Avenue. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), regulating corporate takeovers and which has an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock. In general, those provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless:

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

We do not intend to pay any cash dividends in the foreseeable future. The payment of cash dividends on common stock is restricted under the terms of the indenture for our outstanding 2021 Notes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our manufacturing operations consist of three fabrication facilities located in Korea at two sites in Cheongju and one in Gumi. Our facilities have a combined capacity of approximately 131,642 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.11 to 2.0 microns. The Cheongju facilities have three main buildings totaling 164,058 square meters devoted to manufacturing and development. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

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

Item 3. Legal Proceedings

Securities Class Action Complaint

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s current and now-former officers on behalf of shareholders who purchased or acquired the Company’s securities between February 1, 2012 and March 11, 2014. On September 30, 2014, an amended complaint was filed against the Company, certain current and now-former officers of the Company, certain members of the Company’s Board of Directors, and a shareholder of the Company, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The action, Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-CV-1160, is pending in the Northern District of California. The Court has granted the plaintiffs thirty days from the date this Report is filed with the SEC to file and serve a further amended complaint. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

SEC Enforcement Staff Investigation

In addition, in March 2014, the Company voluntarily reported to the SEC that the Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced the Independent Investigation. Over the course of 2014, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the Independent Investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. The Company will continue to cooperate with the SEC in this investigation. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

Other Legal Proceedings

We are involved in a variety of legal matters, most of which we consider routine matters that arise in the normal course of business. These routine matters typically fall into broad categories such as those involving customers, employment and labor and intellectual property. Intellectual property litigation and infringement claims, in particular, could cause us to incur significant expenses or prevent us from selling our products. We are currently not involved in any ordinary-course legal proceedings that we believe would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.” On February 9, 2015, the last reported sales price of our common stock on the NYSE was $14.87 per share. The table below sets forth the reported high and low sales prices for our common stock during the quarterly periods for the two most recent fiscal years described below.

Price Range of Common Stock

	High	Low
Fiscal 2012
First Quarter	$12.67	$7.35
Second Quarter	$12.24	$8.61
Third Quarter	$14.42	$8.38
Fourth Quarter	$16.10	$10.85
Fiscal 2013
First Quarter	$18.25	$14.08
Second Quarter	$19.33	$14.42
Third Quarter	$23.33	$17.11
Fourth Quarter	$23.89	$17.52

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from March 11, 2011 (the first trading date following the MagnaChip IPO) through December 31, 2013. The graph assumes that $100 was invested on March 11, 2011 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since the MagnaChip IPO.

Comparison of Cumulative Total Return*

Among MagnaChip Semiconductor Corporation, the S&P 500 Index and the PHLX (By Quarter)

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return to Stockholders (Including Reinvestment of Dividends)

Quarterly Return Percentage

Company / Index	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13
MagnaChip Semiconductor Corporation	-1.86	-16.22	-41.67	11.31	60.43	-20.58	23.82	34.92	8.73	5.55	17.84	-9.43
S&P 500 Index	1.80	0.10	-13.87	11.82	12.59	-2.75	6.35	-0.38	10.61	2.91	5.24	10.51
Philadelphia Semiconductor Index	2.21	-6.18	-17.43	7.56	20.36	-12.12	-0.83	0.47	13.70	7.28	4.78	9.01

Indexed Returns

Company / Index	Base Period 3/11/11	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13
MagnaChip Semiconductor Corporation	100	98.14	82.23	47.97	53.39	85.65	68.02	84.23	113.63	123.55	130.41	153.68	139.19
S&P 500 Index	100	101.80	101.90	87.77	98.14	110.49	107.45	114.28	113.84	125.92	129.58	136.38	150.72
Philadelphia Semiconductor Index	100	102.21	95.90	79.18	85.17	102.51	90.08	89.33	89.75	102.04	109.47	114.70	125.03

Holders

The approximate number of record holders of our outstanding common stock as of January 31, 2015 was 82. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividends

We do not intend to pay any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. The payment of cash dividends on our common stock is restricted under the terms of the indenture governing our 2021 Notes.

Issuer Purchases of Equity Securities

On October 7, 2011, our Board adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. Our Board extended and increased the program by an additional $25.0 million in August 2012, for a maximum aggregate repurchase amount under the original program of up to $60.0 million. On July 30, 2013, we announced that the Board approved a new stock repurchase program under which we are authorized to repurchase up to $100.0 million of our common stock. The new stock repurchase program was effective August 5, 2013 through December 15, 2014, and replaced the original stock repurchase program. The stock repurchase program did not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. The timing and extent of any repurchases were dependent upon prevailing market conditions, the trading price of the Company’s common stock and other factors, and subject to contractual restrictions and restrictions under applicable law and regulations. As of December 31, 2013, we had repurchased 6,578,765 shares of our common stock in the open market under these programs at an aggregate cost of $90.9 million. In March 2014, the Board suspended the stock repurchase program indefinitely pending the completion of the Independent Investigation, and the stock repurchase program expired by its terms on December 15, 2014. Subsequent to December 31, 2013, we did not repurchase any shares under the stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	63,642	$18.92	63,642	$73,796,023.37
November 1, 2013 through November 30, 2013	904,809	$19.50	904,809	$56,148,535.82
December 1, 2013 through December 31, 2013	56,896	$20.19	56,896	$55,000,057.05

Total:	1,025,347		1,025,347

Item 6. Selected Financial Data

The following tables set forth selected historical consolidated financial data of MagnaChip Semiconductor Corporation on or as of the dates and for the periods indicated. The selected historical consolidated financial data presented below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” including the notes to those consolidated financial statements, appearing elsewhere in this Report. As discussed in “Note 2. Restatement of Consolidated Financial Statements” in such consolidated financial statements, our selected financial data set forth below as of and for the years ended December 31, 2012 and 2011 have been restated, and we have not amended any other previously filed Annual Reports on Form 10-K for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in previously filed reports, including the related opinions of our independent registered public accounting firm, press releases, communications and statements by management related thereto, should no longer be relied upon.

We have derived the selected consolidated financial data as of December 31, 2013 and for the year ended December 31, 2013 from the historical audited consolidated financial statements of the Company included in this Report. We have derived the selected consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 from the restated audited consolidated financial statements of MagnaChip Semiconductor Corporation included in this Report. We derived the selected consolidated financial data as of December 31, 2010 and 2009 and for the year ended December 31, 2010, the two-month period ended December 31, 2009 (successor) and the ten-month period ended October 25, 2009 (predecessor) from the historical unaudited consolidated financial statements not included in this report, which were prepared on the same basis as our audited consolidated financial statements, and reflect adjustments to our previously filed consolidated financial statements. See “Note 2. Restatement of Consolidated Financial Statements” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” in this Report for information regarding our restatement of prior period financial data. The historical unaudited consolidated financial data for the year ended December 31, 2010 and the two-month period ended December 31, 2009 also gives retroactive effect to the corporate conversion. The historical financial data of MagnaChip Semiconductor Corporation for any period are not necessarily indicative of the results to be expected in any future period.

	Successor(1)					Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010(6)	Two Month Period Ended December 31, 2009(6)	Ten Month Period Ended October 25, 2009(6)
		As Restated	As Restated	As Restated	As Restated	As Restated
	(In millions, except per common unit/share data)
Statements of Operations Data:
Net sales	$734.2	$807.3	$743.1	$771.2	$111.1	$449.0
Cost of sales	579.1	564.1	543.6	527.1	90.5	311.4

Gross profit	155.1	243.2	199.5	244.1	20.6	137.6
Selling, general and administrative expenses	85.8	82.7	70.2	66.6	14.5	56.3
Research and development expenses	87.9	76.3	76.6	83.5	14.8	56.2
Restructuring and impairment charges	8.2	—	3.6	2.0	—	0.4
Special expense for IPO incentive	—	—	12.1	—	—	—

Operating income (loss) from continuing operations	(26.8)	84.3	37.0	92.0	(8.8)	24.7
Interest expense, net	(20.4)	(22.6)	(25.0)	(22.9)	(1.3)	(31.2)
Foreign currency gain (loss), net	16.8	57.3	(11.3)	14.7	9.3	43.4
Reorganization items, net	—	—	—	—	—	804.6
Loss on early extinguishment of senior notes	(32.8)	—	(5.5)	—	—	—
Others	2.9	3.9	1.6	(0.7)	—	—

	(33.5)	38.6	(40.2)	(8.9)	8.1	816.8

	Successor(1)					Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010(6)	Two Month Period Ended December 31, 2009(6)	Ten Month Period Ended October 25, 2009(6)
		As Restated	As Restated	As Restated	As Restated	As Restated
Income (loss) from continuing operations before income taxes	(60.2)	122.9	(3.2)	83.1	(0.7)	841.5
Income tax expenses	4.0	12.8	8.1	8.4	1.9	7.3

Income (loss) from continuing operations	(64.2)	110.0	(11.3)	74.7	(2.6)	834.2
Income from discontinued operations, net of taxes	—	—	—	—	0.5	6.6

Net income (loss)	$(64.2)	$110.0	$(11.3)	$74.7	$(2.1)	$840.8

Dividends accrued on preferred unit	—	—	—	—	—	6.3

Income (loss) from continuing operations attributable to common unit/share	$(64.2)	$110.0	$(11.3)	$74.7	$(2.6)	$827.9

Net income (loss) attributable to common unit/share	$(64.2)	$110.0	$(11.3)	$74.7	$(2.0)	$834.5

Per unit/share data:
Earnings (loss) from continuing operations per common unit/share—
Basic	$(1.82)	$3.01	$(0.29)	$1.97	$(0.07)	$15.64
Diluted	$(1.82)	$2.93	$(0.29)	$1.91	$(0.07)	$15.64
Earnings from discontinued operations per common unit/share—
Basic and diluted	$—	$—	$—	$—	$0.01	$0.12
Earnings (loss) per common unit/share—
Basic	$(1.82)	$3.01	$(0.29)	$1.97	$(0.05)	$15.77
Diluted	$(1.82)	$2.93	$(0.29)	$1.91	$(0.05)	$15.77
Weighted average number of common units/shares
Basic	35.232	36.568	38.776	37.836	37.608	52.923
Diluted	35.232	37.533	38.776	39.144	37.608	52.923
Balance Sheet Data (at period end):
Cash and cash equivalents	$153.6	$182.2	$162.1	$172.2	$64.9
Total assets	625.2	680.7	579.3	625.7	453.3
Total indebtedness(2)	223.9	201.7	204.2	246.9	61.8
Long-term obligations(3)	223.9	201.7	201.4	250.0	61.5
Stockholders’/Unitholders’ equity	81.5	191.5	134.2	161.2	214.3
Supplemental Data (unaudited):
Adjusted EBITDA(4)	$20.0	$124.3	$108.3
Adjusted Net Income (Loss)(5)	$(31.5)	$64.5	$32.2

(1)	As of October 25, 2009, the fresh-start adoption date, we adopted fresh-start accounting for our consolidated financial statements. Because of the emergence from reorganization proceedings and adoption of fresh-start accounting, the historical financial information for periods after October 25, 2009 is not fully comparable to periods before October 25, 2009.
(2)	Total indebtedness is calculated as long and short-term borrowings, including the current portion of capital lease obligation.
(3)	Long-term obligations include long-term borrowings and capital leases.
(4)

We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net,

(viii) secondary offering and others, (ix) one-time incentive payments in connection with the MagnaChip IPO and (x) loss on early extinguishment of senior notes. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Income.”
(5)	We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) secondary offering and others, (vii) one-time incentive payments in connection with the MagnaChip IPO and (viii) loss on early extinguishment of senior notes. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Income.”
(6)	The cumulative impact of these errors identified by us totaled $0.8 million, net decrease of $0.1 million in retaining earnings for the two-month period ended December 31, 2009, a decrease of $1.3 million for the ten-month period ended October 25, 2009, offset by an increase of $0.6 million in retaining earnings for the year ended December 31, 2010. This was recorded as an adjustment to beginning retained earnings in 2011 as described in “Note 2. Restatement of Consolidated Financial Statements” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.” In addition, we identified an immaterial error that did not impact the Company’s earnings but overstated prepaid expenses and additional paid in capital. We corrected these errors in the selected financial data.

Summary Financial Impacts of Restatements

The following table presents the impact of the adjustments on our previously reported consolidated statement of operations for the year ended December 31, 2012:

	Year Ended December 31, 2012
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Account Classification	Cost Center Allocation	Other Adjustments	Total Adjustments	As Restated
Net sales	$819.6	$(11.4)	$—	$—	$1.4	$—	$(2.2)	$—	$—	$(12.3)	$807.3
Cost of sales	556.1	(1.3)	7.8	0.8	0.5	—	2.7	(3.2)	0.8	8.0	564.1

Gross profit	263.5	(10.1)	(7.8)	(0.8)	0.9	—	(4.9)	3.2	(0.8)	(20.3)	243.2

Selling, general and administrative expenses	79.0	(0.5)	—	0.1	—	0.8	—	3.3	0.1	3.7	82.7
Research and development expenses	78.7	—	—	0.1	—	—	(2.7)	(0.1)	0.1	(2.5)	76.3

Operating income	105.8	(9.6)	(7.8)	(1.1)	0.9	(0.8)	(2.2)	—	(0.9)	(21.5)	84.3

Other income (expenses)
Interest expense, net	(22.6)	—	—	—	—	—	—	—	—	—	(22.6)
Foreign currency gain, net	56.0	1.3	—	—	—	—	—	—	—	1.3	57.3
Others	2.1	(0.4)	—	—	—	—	2.2	—	—	1.8	3.9

	35.5	0.8	—	—	—	—	2.2	—	—	3.1	38.6

Income before income taxes	141.3	(8.7)	(7.8)	(1.1)	0.9	(0.8)	—	—	(0.9)	(18.4)	122.9

Income tax expenses (benefits)	(52.0)	—	—	—	—	64.9	—	—	—	64.9	12.8

Net income	$193.3	$(8.7)	$(7.8)	$(1.1)	$0.9	$(65.6)	$—	$—	$(0.9)	$(83.3)	$110.0

Earnings per common share—
Basic	$5.29										$3.01
Diluted	$5.16										$2.93

Weighted average number of shares—
Basic	36.568										36.568
Diluted	37.497										37.533

See “Note 2. Restatement of Consolidated Financial Statements” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” for a detailed discussion of the effect of the restatement.

The following table presents the impact of the adjustments on our previously reported consolidated statement of operations for the year ended December 31, 2011:

	Year Ended December 31, 2011
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Account Classification	Other Adjustments	Total Adjustments	As Restated
Net sales	$772.8	$(27.5)	$—	$—	$—	$—	$(2.2)	$—	$(29.7)	$743.1
Cost of sales	538.5	(10.1)	10.1	1.7	2.1	—	0.7	0.5	5.1	543.6

Gross profit	234.3	(17.4)	(10.1)	(1.7)	(2.1)	—	(2.9)	(0.5)	(34.8)	199.5

Selling, general and administrative expenses	68.4	(0.4)	—	0.3	—	1.2	0.5	0.2	1.9	70.2
Research and development expenses	76.8	—	—	0.4	—	—	(0.7)	0.1	(0.2)	76.6
Restructuring and impairment charges	4.1	—	—	—	—	—	(0.5)	—	(0.5)	3.6
Special expense for IPO incentive	12.1	—	—	—	—	—	—	—	—	12.1

Operating income	72.9	(17.1)	(10.1)	(2.5)	(2.1)	(1.2)	(2.2)	(0.9)	(36.0)	37.0

Other expenses
Interest expense, net	(25.0)	—	—	—	—	—	—	—	—	(25.0)
Foreign currency loss, net	(11.6)	0.1	—	—	—	—	—	0.2	0.3	(11.3)
Loss on early extinguishment of senior notes	(5.5)	—	—	—	—	—	—	—	—	(5.5)
Others	(1.0)	0.5	—	—	—	—	2.2	—	2.7	1.6

	(43.1)	0.6	—	—	—	—	2.2	0.2	3.0	(40.2)

Income (loss) before income taxes	29.8	(16.4)	(10.1)	(2.5)	(2.1)	(1.2)	—	(0.7)	(33.0)	(3.2)

Income tax expenses	8.0	—	—	—	—	0.1	—	—	0.1	8.1

Net income (loss)	$21.8	$(16.4)	$(10.1)	$(2.5)	$(2.1)	$(1.3)	$—	$(0.7)	$(33.1)	$(11.3)

Earnings (loss) per common share—
Basic	$0.56									$(0.29)
Diluted	$0.55									$(0.29)

Weighted average number of shares—
Basic	38.776									38.776
Diluted	39.775									38.776

See “Note 2. Restatement of Consolidated Financial Statements” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” for a detailed discussion of the effect of the restatement.

The restatement had the following impact on Adjusted EBITDA for the year ended December 31, 2012.

	Successor
	Year Ended December 31, 2012
	As Previously Reported	Restatement Adjustments	As Restated
		(In millions)
Net income	$193.3	$(83.3)	$110.0
Adjustments:
Depreciation and amortization	32.4	(0.3)	32.1
Interest expense, net	22.6	—	22.6
Income tax expenses (benefits)	(52.0)	64.9	12.8
Equity-based compensation expense	2.0	0.4	2.4
Foreign currency gain, net	(56.0)	(1.3)	(57.3)
Derivative valuation loss (gain), net	(2.1)	0.4	(1.7)
Secondary offering and others	3.3	—	3.3

Adjusted EBITDA	$143.5	$(19.2)	$124.3

The restatement had the following impact on Adjusted EBITDA for the year ended December 31, 2011.

	Successor
	Year Ended December 31, 2011
	As Previously Reported	Restatement Adjustments	As Restated
		(In millions)
Net income (loss)	$21.8	$(33.1)	$(11.3)
Adjustments:
Depreciation and amortization	51.2	—	51.2
Interest expense, net	25.0	—	25.0
Income tax expenses	8.0	0.1	8.1
Restructuring and impairment charges	4.1	(0.5)	3.6
Equity-based compensation expense	2.2	0.1	2.2
Foreign currency loss (gain), net	11.6	(0.3)	11.3
Derivative valuation loss (gain), net	1.0	(0.5)	0.6
Special expense for IPO incentive	12.1	—	12.1
Loss on early extinguishment of senior notes	5.5	—	5.5

Adjusted EBITDA	$142.5	$(34.2)	$108.3

See “Note 2. Restatement of Consolidated Financial Statements” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” for a detailed discussion of the effect of the restatement.

The restatement had the following impact on Adjusted Net Income for the year ended December 31, 2012.

	Successor
	Year Ended December 31, 2012
	As Previously Reported	Restatement Adjustments	As Restated
		(In millions)
Net income	$193.3	$(83.3)	$110.0
Adjustments:
Equity-based compensation expense	2.0	0.4	2.4
Amortization of intangibles	7.7	—	7.7
Foreign currency gain, net	(56.0)	(1.3)	(57.3)
Derivative valuation loss (gain), net	(2.1)	0.4	(1.7)
Secondary offering and others	3.3	—	3.3
GAAP and cash tax expense difference	(64.7)	64.7	—

Adjusted Net Income	$83.5	$(19.0)	$64.5

The restatement had the following impact on Adjusted Net Income for the year ended December 31, 2011.

	Successor
	Year Ended December 31, 2011
	As Previously Reported	Restatement Adjustments	As Restated
		(In millions)
Net income (loss)	$21.8	$(33.1)	$(11.3)
Adjustments:
Restructuring and impairment charges	4.1	(0.5)	3.6
Equity-based compensation expense	2.2	0.1	2.2
Amortization of intangibles	8.1	—	8.1
Foreign currency loss (gain), net	11.6	(0.3)	11.3
Derivative valuation loss (gain), net	1.0	(0.5)	0.6
Special expense for IPO incentive	12.1	—	12.1
Loss on early extinguishment of senior notes	5.5	—	5.5

Adjusted Net Income	$66.4	$(34.3)	$32.2

See “Note 2. Restatement of Consolidated Financial Statements” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” for a detailed discussion of the effect of the restatement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and unaudited consolidated interim financial statements, together in each case with the related notes, included elsewhere in this Report. This discussion and analysis contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” and elsewhere in this Report. See “Part I – Special Note Regarding Forward Looking Statements” elsewhere in this Report.

Restatement of Consolidated Financial Statements

As discussed below and in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Restatement of Consolidated Financial Statements,” we have restated our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2012 and 2011. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in previously filed reports, including the related opinions of our independent registered public accounting firm, press releases, communications and statements by management related thereto, should no longer be relied upon. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of the restatement.

As part of the audit of the financial statements for inclusion in our 2013 Form 10-K, it was determined that revenue on certain transactions was incorrectly recognized in our consolidated financial statements for the years ended December 31, 2012 and 2011. We filed a Current Report on Form 8-K with the SEC on March 11, 2014 disclosing our Audit Committee’s conclusion that certain of our previously issued annual audited and interim unaudited financial statements contained in our historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should no longer be relied upon and should be restated. The impact of the restatement on our consolidated financial statements is detailed in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Restatement of Consolidated Financial Statements” in this Report. As a result of the errors identified during the restatement, management identified material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of December 31, 2013. These weaknesses, an evaluation of the effectiveness of our disclosure controls and procedures and our remediation plans related thereto are more fully described in “Item 9A. Controls and Procedures” in Part II of this Report.

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer, computer and communication applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,167 registered novel patents and 134 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer, computer, communication and industrial applications. Our Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

Our wide variety of analog and mixed-signal semiconductor products and manufacturing services combined with our deep technology platform allow us to address multiple high-growth end markets and to rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global consumer electronics supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs and allows us to better serve and capture additional demand from existing and new customers.

To maintain and increase our profitability, we must accurately forecast trends in demand for consumer electronics products that incorporate semiconductor products we produce. We must understand our customers’ needs as well as the likely end market trends and demand in the markets they serve. We must balance the likely manufacturing utilization demand of our product businesses and foundry business to optimize our capacity utilization. We must also invest in relevant research and development activities and manufacturing capacity and purchase necessary materials on a timely basis to meet our customers’ demand while maintaining our target margins and cash flow.

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

Demand for our products and services is driven primarily by overall demand for consumer electronics products and can be adversely affected by periods of weak consumer spending or by market share losses by our customers. To mitigate the impact of market volatility on our business, we seek to address markets and geographies with higher growth rates than the overall consumer electronics industry. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well-positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our Korea-based operations, if we are not effective in competing in these markets our operating results may be adversely affected.

Within our Display Solutions and Power Solutions lines, net sales are driven by design wins in which we are selected by an electronics OEM or other potential customer to supply its demand for a particular product. A customer will often have more than one supplier designed in to multi-source components for a particular product line. Once designed in, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used, the inventory levels maintained by our customers and in some cases, allocation of demand for components for a particular product among selected qualified suppliers.

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

In contrast to fabless semiconductor companies, our internal manufacturing capacity provides us with greater control over manufacturing costs and the ability to implement process and production improvements which can favorably impact gross profit margins. Our internal manufacturing capacity also allows for better control over delivery schedules, improved consistency over product quality and reliability and improved ability to protect intellectual property from misappropriation. However, having internal manufacturing capacity exposes us to the risk of under-utilization of manufacturing capacity that results in lower gross profit margins, particularly during downturns in the semiconductor industry.

Our products and services require investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. Additionally, the performance of many of our products is not necessarily dependent on geometry. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. Generally, incremental capacity expansions in our business line of the market result in more moderate industry capacity expansion as compared to leading edge processes. As a result, this market, and we, specifically, are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. We believe this capital investment strategy enables us to optimize our capital investments and facilitates deeper and more diversified product and service offerings.

Our success going forward will depend upon our ability to adapt to future challenges such as the emergence of new competitors for our products and services or the consolidation of current competitors. Additionally, we must innovate to remain ahead of, or at least rapidly adapt to, technological breakthroughs that may lead to a significant change in the technology necessary to deliver our products and services. We believe that our established relationships and close collaboration with leading customers enhance our visibility into new product opportunities, market and technology trends and improve our ability to meet these challenges successfully. In our Semiconductor Manufacturing Services business, we strive to maintain competitiveness and our position as a primary manufacturing services provider to our customers by offering high-value added processes, high-flexibility and excellent service.

Other Significant Events

In March 2011, we completed the MagnaChip IPO of 9,500,000 shares of common stock, which we listed on the NYSE. All shares were sold in the form of depositary shares and each depositary share represented an ownership interest in one share of common stock. Of the 9,500,000 shares, 950,000 shares were newly issued by us and 8,550,000 shares were sold by selling stockholders. All outstanding depositary shares were automatically cancelled on April 24, 2011 and the underlying shares of common stock were issued to the holders of such cancelled depositary shares. We received $12.4 million of proceeds from the issuance of the new shares of common stock after deducting underwriters’ discounts and commissions, and we did not receive any proceeds from the sale of shares of common stock offered by the selling stockholders. We incurred $10.8 million of MagnaChip IPO expenses that were recorded as decrease of additional paid-in capital in our consolidated balance sheets.

Prior to the MagnaChip IPO, MagnaChip Semiconductor LLC, a Delaware limited liability company, was converted to MagnaChip Semiconductor Corporation, a Delaware corporation. In connection with the corporate conversion, outstanding common units of MagnaChip Semiconductor

LLC were automatically converted into shares of common stock of MagnaChip Semiconductor Corporation, outstanding options to purchase common units of MagnaChip Semiconductor LLC were automatically converted into options to purchase shares of common stock of MagnaChip Semiconductor Corporation and outstanding warrants to purchase common units of MagnaChip Semiconductor LLC were automatically converted into warrants to purchase shares of common stock of MagnaChip Semiconductor Corporation, all at a ratio of one share of common stock for eight common units.

On May 16, 2011, two of our wholly owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35.0 million out of $250.0 million aggregate principal amount of our senior notes then outstanding at a price of 109.0% from Avenue. In connection with the May 2011 repurchase of the senior notes, the Company recognized $4.1 million of loss on early extinguishment of senior notes, which consisted of $3.2 million from repurchase premium, $0.4 million from write-off of discounts, $0.2 million from write-off of debt issuance costs and $0.3 million from incurrence of direct legal and advisory service fees.

On September 19, 2011, two of our wholly owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $11.3 million out of $215 million aggregate principal amount of our senior notes then outstanding at a price of 107.5%. In connection with the September 2011 repurchase of the senior notes, we recognized $1.4 million of loss on early extinguishment of senior notes, which consisted of $0.9 million from repurchase premium, $0.1 million from write-off of discounts, $0.4 million from write-off of debt issuance costs.

On October 7, 2011, our Board adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. Our Board extended and increased the program by an additional $25.0 million in August 2012, for a maximum aggregate repurchase amount under the original program of up to $60.0 million. On July 30, 2013, we announced that the Board approved a new stock repurchase program under which we are authorized to repurchase up to $100.0 million of our common stock. The new stock repurchase program was effective August 5, 2013 through December 15, 2014, and replaced the original stock repurchase program. The stock repurchase program did not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. The timing and extent of any repurchases were dependent upon prevailing market conditions, the trading price of the Company’s common stock and other factors, and subject to contractual restrictions and restrictions under applicable law and regulations. As of December 31, 2013, we had repurchased 6,578,765 shares of our common stock in the open market under these programs at an aggregate cost of $90.9 million. In March 2014, the Board suspended the stock repurchase program indefinitely pending the completion of the Independent Investigation, and the stock repurchase program expired by its terms on December 15, 2014. Subsequent to December 31, 2013, we did not repurchase any shares under the stock repurchase program.

On May 1, 2012, we closed an underwritten registered public offering of 7,000,000 shares of our common stock owned by certain of our stockholders at a price per share of $11.40. We did not receive any proceeds from the sale of our common stock by the selling stockholders but paid certain expenses in connection with such secondary offering.

On February 8, 2013, we closed an underwritten registered public offering of 5,750,000 shares of our common stock owned by certain of our stockholders at a price per share of $14.50. We did not receive any proceeds from the sale of our common stock by the selling stockholders but paid certain expenses in connection with such secondary offering.

On July 18, 2013, we issued the 2021 Notes, at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014. We used net proceeds of the 2021 Notes, together with cash on hand, to repay all of our then outstanding 10.5% senior notes due April 15, 2018 (the “2018 Notes”), including applicable premium and accrued interest, and to pay related fees and expenses of the 2021 Notes offering.

On September 13, 2013, we closed an underwritten registered public offering of 1,700,000 shares of our common stock owned by certain of our stockholders at a price per share of $21.20. We did not receive any proceeds from the sale of our common stock by the selling stockholders but paid certain expenses in connection with such secondary offering.

Business Lines

We operate three separate business lines within one segment: Display Solutions, Power Solutions and Semiconductor Manufacturing Services.

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD, light emitting diode, or LED, 3D and OLED televisions, notebooks, mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as AMOLEDs, and LTPS, as well as high-volume display technologies such as TFTs. Our Display Solutions business represented 27.6%, 35.4% and 43.6% of our net sales for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

•

Power Solutions: Our Power Solutions line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, insulated-gate bipolar transistors (IGBTs) power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Power Solutions business represented 18.4%, 15.5% and 11.8% of our net sales for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services line provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 377 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 53.9%, 49.0% and 44.5% of our net sales for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net, (viii) secondary offering and others, (ix) one-time incentive payments in connection with the MagnaChip IPO and (x) loss on early extinguishment of senior notes.

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

We use Adjusted EBITDA in a number of ways, including:

•	for planning purposes, including the preparation of our annual operating budget;

•	to evaluate the effectiveness of our enterprise level business strategies;

•	in communications with our Board concerning our consolidated financial performance; and

•	in certain of our compensation plans as a performance measure for determining incentive compensation payments.

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP. A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Successor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
		As Restated	As Restated
	(In millions)
Net Income (Loss)	$(64.2)	$110.0	$(11.3)
Adjustments:
Depreciation and amortization	32.7	32.1	51.2
Interest expense, net	20.3	22.6	25.0
Income tax expenses	4.0	12.8	8.1
Restructuring and impairment charges(a)	8.2	—	3.6
Equity-based compensation expense(b)	2.2	2.4	2.2
Foreign currency loss (gain), net(c)	(16.8)	(57.3)	11.3
Derivative valuation loss (gain), net(d)	(0.6)	(1.7)	0.6
Secondary offering and others(e)	1.4	3.3	—
Special expense for IPO incentive(f)	—	—	12.1
Loss on early extinguishment of senior notes(g)	32.8	—	5.5

Adjusted EBITDA	$20.0	$124.3	$108.3

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2013, restructuring charges of $1.8 million related to the restructuring of our six inch fabrication facilities, and the impact of impairment charges of $3.4 million related to the impairment of goodwill, $1.9 million related to the impairment of certain technology and $0.5 million of machinery and equipment purchased in connection with the Dawin acquisition, and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology, (ii) for 2011, restructuring charges of $1.1 million related to the closure of our research and development center in Japan and sales subsidiary in the United Kingdom and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses incurred for our secondary offerings in September 2013, February 2013 and May 2012 and for tax and dues related to value added tax return revisions in 2012.
(f)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip IPO.
(g)	This adjustment eliminates the impact of loss on (i) for 2011, repurchase of $46.3 million aggregate principal amount of the 2018 Notes and (ii) for 2013, repayment of $203.7 million aggregate principal amount of the 2018 Notes.

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

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our US GAAP results and using Adjusted EBITDA only supplementally.

We present Adjusted Net Income as a further supplemental measure of our performance. We prepare Adjusted Net Income by adjusting net income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income for a number of reasons, including:

•	we use Adjusted Net Income in communications with our Board concerning our consolidated financial performance;

•	we believe that Adjusted Net Income is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry; and

•	our investor and analyst presentations will include Adjusted Net Income.

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) secondary offering and others, (vii) one-time incentive payments in connection with the MagnaChip IPO and (viii) loss on early extinguishment of senior notes.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Successor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
		As Restated	As Restated
	(In millions)
Net Income (Loss)	$(64.2)	$110.0	$(11.3)
Adjustments:
Restructuring and impairment charges(a)	8.2	—	3.6
Equity-based compensation expense(b)	2.2	2.4	2.2
Amortization of intangibles(c)	5.5	7.7	8.1
Foreign currency loss (gain), net(d)	(16.8)	(57.3)	11.3
Derivative valuation loss (gain), net(e)	(0.6)	(1.7)	0.6
Secondary offering and others(f)	1.4	3.3	—
Special expense for IPO incentive(g)	—	—	12.1
Loss on early extinguishment of senior notes(h)	32.8	—	5.5

Adjusted Net Income (Loss)	$(31.5)	$64.5	$32.2

(a)

This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2013, restructuring charges of $1.8 million related to the restructuring of our six inch fabrication facilities, and the impact of impairment charges of $3.4 million related to the impairment of goodwill, $1.9 million related to the impairment of certain technology and $0.5 million of machinery and equipment purchased in connection with the Dawin acquisition, and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology, (ii) for 2011, restructuring charges of $1.1 million related to the closure of our research and development center in Japan and sales subsidiary in the United Kingdom and impairment charges related to $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses incurred for our secondary offerings in September 2013, February 2013 and May 2012 and for tax and dues related to value added tax return revisions in 2012.
(g)	This adjustment eliminates the one-time impact of incentive payments to all employees excluding management in connection with the MagnaChip IPO.
(h)	This adjustment eliminates the impact of loss on (i) for 2011, repurchase of $46.3 million aggregate principal amount of the 2018 Notes and (ii) for 2013, repayment of $203.7 million aggregate principal amount of the 2018 Notes.

Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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

Because of these limitations, Adjusted Net Income should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our US GAAP results and using Adjusted Net Income only supplementally.

In evaluating Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in our presentation of Adjusted EBITDA and Adjusted Net Income. Our presentation of Adjusted EBITDA and Adjusted Net Income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA and Adjusted Net Income are not measures defined in accordance with US GAAP and should not be construed as an alternative to operating income, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP.

Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2013 were $20.0 million and $31.5 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2012 were $124.3 million and $64.5 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2011 were $108.3 million and $32.2 million, respectively.

Factors Affecting Our Results of Operations

Net Sales. We derive virtually all of our sales (net of sales returns and allowances) from three business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Korea, the United States, Japan and Greater China. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of the disposal of waste materials.

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2013 and 2012, we sold products to over 284 and 290 customers, respectively, and our net sales to our ten largest customers represented 59% and 61% of our net sales, respectively. We have a combined production capacity of over 131,642 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

Gross Profit. Our overall gross profit generally fluctuates as a result of changes in overall sales volumes and in the average selling prices of our products and services. Other factors that influence our gross profit include changes in product mix, the introduction of new products and services and subsequent generations of existing products and services, shifts in the utilization of our manufacturing facilities and the yields achieved by our manufacturing operations, changes in material, labor and other manufacturing costs including outsourced manufacturing expenses, and variation in depreciation expense.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2013, approximately 98% of our employees were eligible for severance benefits.

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

Prior to July 1, 2011, we depreciated machinery and measurement equipment using the straight-line method over 5 to 10 years. However, based on an evaluation of the appropriateness of depreciable lives including a review of historical usage and an expansion of our Power Solutions business, we determined that machinery and measurement equipment have a longer life than previously estimated. As a result, we changed the estimate of depreciable lives for machinery and measurement equipment to 10 to 12 years. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with Accounting Standards Codification Topic 250-10-45, “Accounting Changes and Error Corrections”(“ASC 250-10-45”), the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2011. As a result of the change in the estimated life of machinery and measurement equipment, cost of sales was $4.8 million lower, net income was $5.2 million higher and net income per diluted share was $0.13 higher for the year ended December 31, 2011.

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

Research and Development. The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring engineering charges related to product design. Additionally, we develop base line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses are for process development that serves as a common technology platform for all of our product lines. Consequently, we do not allocate these expenses to individual lines.

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

Interest Expense, Net. Our interest expense was incurred primarily under the 2018 Notes and the 2021 Notes.

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

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency option, forward and zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency option, forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These option, forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total cash and cash equivalents is less than $30.0 million at the end of a fiscal quarter. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.

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

Income Taxes. We record our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. We exercise significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities. We assess whether it is more likely than not that the deferred tax assets existing at the period-end will be realized in future periods. In such assessment, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we were to determine that we would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, we would adjust the valuation allowance, which would reduce the provision for income taxes.

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

Capital Expenditures. We invest in manufacturing equipment, software design tools and other tangible and intangible assets for capacity expansion and technology improvement. Capacity expansions and technology improvements typically occur in anticipation of increases in demand. We typically pay for capital expenditures in partial installments with portions due on order, delivery and final acceptance. Our capital expenditures include our payments for the purchase of property, plant and equipment as well as payments for the registration of intellectual property rights.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in U.S. dollars and as a percentage of our net sales:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
			As Restated		As Restated
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(In millions)
Consolidated statements of operations data:
Net sales	$734.2	100.0%	$807.3	100.0%	$743.1	100.0%
Cost of sales	579.1	78.9	564.1	69.9	543.6	73.1

Gross profit	155.1	21.1	243.2	30.1	199.5	26.9
Selling, general and administrative expenses	85.8	11.7	82.7	10.2	70.2	9.4
Research and development expenses	87.9	12.0	76.3	9.4	76.6	10.3
Restructuring and impairment charges	8.2	1.1	—	—	3.6	0.5
Special expense for IPO incentive	—	—	—	—	12.1	1.6

Operating income (loss)	(26.8)	(3.6)	84.3	10.4	37.0	5.0
Interest expense, net	(20.4)	(2.8)	(22.6)	(2.8)	(25.0)	(3.4)
Foreign currency gain (loss), net	16.8	2.3	57.3	7.1	(11.3)	(1.5)
Loss on early extinguishment of senior notes	(32.8)	(4.5)	—	—	(5.5)	(0.7)
Others	2.9	0.4	3.9	0.5	1.6	0.2

	(33.5)	(4.6)	38.6	4.8	(40.2)	(5.4)

Income (loss) before income taxes	(60.2)	(8.2)	122.9	15.2	(3.2)	(0.4)
Income tax expenses	4.0	0.5	12.8	1.6	8.1	1.1

Net income (loss)	$(64.2)	(8.7)%	$110.0	13.6%	$(11.3)	(1.5)%

Net Sales:
Display Solutions	$203.0	27.6	$285.9	35.4	$323.6	43.6
Power Solutions	135.3	18.4	125.0	15.5	87.9	11.8
Semiconductor Manufacturing Services	395.4	53.9	395.9	49.0	330.7	44.5
All other	0.5	0.1	0.6	0.1	0.9	0.1

	$734.2	100.0%	$807.3	100.0%	$743.1	100.0%

Results of Operations—Comparison of Years Ended December 31, 2013 and 2012

The following table sets forth consolidated results of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$734.2	100.0%	$807.3	100.0%	$(73.2)
Cost of sales	579.1	78.9	564.1	69.9	15.0

Gross profit	155.1	21.1	243.2	30.1	(88.2)

Selling, general and administrative expenses	85.8	11.7	82.7	10.2	3.1
Research and development expenses	87.9	12.0	76.3	9.4	11.6
Restructuring and impairment charges	8.2	1.1	—	—	8.2

Operating income (loss)	(26.8)	(3.6)	84.3	10.4	(111.1)

Interest expense, net	(20.4)	(2.8)	(22.6)	(2.8)	2.2
Foreign currency gain, net	16.8	2.3	57.3	7.1	(40.4)
Loss on early extinguishment of senior notes	(32.8)	(4.5)	—	—	(32.8)
Others	2.9	0.4	3.9	0.5	(1.0)

	(33.5)	(4.6)	38.6	4.8	(72.0)

Income (loss) before income taxes	(60.2)	(8.2)	122.9	15.2	(183.1)
Income tax expenses	4.0	0.5	12.8	1.6	(8.9)

Net income (loss)	$(64.2)	(8.7)%	$110.0	13.6%	$(174.2)

Net Sales
	Year Ended December 31, 2013		Year Ended December 31, 2012
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$203.0	27.6%	$285.9	35.4%	$(83.0)
Power Solutions	135.3	18.4	125.0	15.5	10.4
Semiconductor Manufacturing Services	395.4	53.9	395.9	49.0	(0.5)
All other	0.5	0.1	0.6	0.1	—

	$734.2	100.0%	$807.3	100.0%	$(73.2)

Net sales were $734.2 million for the year ended December 31, 2013, a $73.2 million, or 9.1%, decrease compared to $807.3 million for the year ended December 31, 2012. Net sales declined in 2013 compared to fiscal year 2012 primarily as a result of significant decrease in revenue related to our Display Solutions line, which was offset by an increase in revenue related to our Power Solutions line as described below.

Display Solutions. Net sales from our Display Solutions line were $203.0 million for the year ended December 31, 2013, a $83.0 million, or 29.0%, decrease compared to $285.9 million for the year ended December 31, 2012. The decline in sales volume of our products, mainly related to large displays, contributed to a 44% decline in revenue, partially offset by positive contribution of 14% from the increase in average selling prices. The increase in sales of mobile display chips positively affected both sales volume and average selling prices.

Power Solutions. Net sales from our Power Solutions line were $135.3 million for the year ended December 31, 2013, a $10.4 million, or 8.3%, increase compared to $125.0 million for the year ended December 31, 2012. The increase in average selling prices contributed to a 6% increase in revenue, and the increase in sales volume of our products contributed to a 1% increase in revenue. The increase in sales of premium products such as Super Junction MOSFETs positively affected average selling prices, offset by slightly reduced volume for power modules.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services line were $395.4 million for the year ended December 31, 2013, a $0.5 million, or 0.1%, decrease compared to $395.9 million for the year ended December 31, 2012. The decrease in average selling prices contributed to a 1% decrease in revenue. The weak performance of our six-inch fabrication facilities negatively affected both average selling prices and sales volume.

All Other. All other net sales were $0.5 million for the year ended December 31, 2013 and $0.6 million for the year ended December 31, 2012.

Net Sales by Geographic Region

We report net sales by geographic region based on the location of customers. Revenue from a foreign subsidiary of a multi-national corporation is classified based on the location of the subsidiary. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$313.6	42.7%	$365.7	45.3%	$(52.0)
Asia Pacific (other than Korea)	284.4	38.7	271.9	33.7	12.5
U.S.A.	100.8	13.7	124.5	15.4	(23.7)
Europe	32.1	4.4	39.3	4.9	(7.2)
Others	3.2	0.4	6.0	0.7	(2.8)

	$734.2	100.0%	$807.3	100.0%	$(73.2)

Net sales in Korea for the year ended December 31, 2013 decreased from $365.7 million to $313.6 million compared to the year ended December 31, 2012, or by $52.0 million, or 14.2%, primarily due to decreased demand in the market for Display Solutions products. Net sales in the U.S. for the year ended December 31, 2013 decreased from $124.5 million to $100.8 million compared to the year ended December 31, 2012, or by $23.7 million, or 19.0%, primarily due to decreased demand in the market for Semiconductor Manufacturing Services products serving the smartphone industry.

Gross Profit

Total gross profit was $155.1 million for the year ended December 31, 2013 compared to $243.2 million for the year ended December 31, 2012, a $88.2 million, or 36.3%, decrease. Gross profit as a percentage of net sales for the year ended December 31, 2013 decreased to 21.1% compared to 30.1% for the year ended December 31, 2012. This decrease in gross profit and gross margin was primarily attributable to an increase in the impact from inventory reserve and write off of $33.4 million, non-recurring expenses of $12.8 million related to settlement of certain commercial disputes and expense accrual of $9.0 million related to the revised definition of “ordinary wages” based on the Korean Supreme Court’s ruling in December 2013. The increase in inventory reserves was a result of the failure of anticipated orders from customers materializing, which led to significantly higher excess and obsolete reserves. The inventory items related to these higher reserves are mainly comprised of highly customized products.

Additional factors that reduced gross profit and gross margin in 2013 compared to 2012 include a modest decline in the utilization rate, an increase in labor cost as a result of an increase in the average salary, and an increase in the electricity tariffs by Korea Electric Power Corporation. Gross profit and gross margin in 2013 were positively impacted by an increase in average selling prices described above.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $85.8 million, or 11.7% of net sales for the year ended December 31, 2013, compared to $82.7 million, or 10.2% of net sales for the year ended December 31, 2012. The increase of $3.1 million, or 3.7%, was primarily attributable to an increase in legal and other outside service fees, offset by a reduction in secondary offering related and other expenses from $3.3 million in 2012 to $1.4 million in 2013. The secondary offering related and other expenses of $3.3 million in 2012 include a $2.1 million one-time payment of custom duties and penalties related to the decision by Korea Customs Service on certain products manufactured by semiconductor companies operating in Korea that was not incurred in 2013. As a percentage of revenue, selling, general and administrative expenses increased because most expenses in U.S. dollars either remained flat or increased slightly, while revenue declined.

Research and Development (R&D) Expenses. Research and development expenses for the year ended December 31, 2013 were $87.9 million, or 12.0% of net sales, an increase of $11.6 million, or 15.2%, from $76.3 million, or 9.4% of net sales for the year ended December 31, 2012. This increase was primarily due to an increase in use of our manufacturing facilities for R&D activities, increase in R&D headcount and increase in average salary in U.S. dollars.

Restructuring and Impairment Charges. Restructuring and impairment charges for the year ended December 31, 2013 were $8.2 million compared to nil for the year ended December 31, 2012. Restructuring charges of $1.8 million recorded for the year ended December 31, 2013 were related to the restructuring of our six-inch fabrication facilities. Impairment charges of $6.4 million for the year ended December 31, 2013 primarily resulted from $3.4 million of impairment to goodwill, $1.9 million of impairments of certain technology and $0.5 million impairments of machinery and equipment, all acquired from the Dawin acquisition, and $0.6 million of impairments of certain existing technology.

Operating Income

As a result of the foregoing, operating income decreased by $111.1 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. As discussed above, the decrease in operating income primarily resulted from $88.2 million decrease in gross profit, $11.6 million increase in R&D and $8.2 million increase in restructuring and impairment charges.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $20.4 million for the year ended December 31, 2013, a decrease of $2.2 million compared to $22.6 million for the year ended December 31, 2012. The decrease of $2.2 million was primarily due to the repayment of the 2018 Notes and the issuance of the 2021 Notes.

Foreign Currency Gain, Net. Net foreign currency gain for the year ended December 31, 2013 was $16.8 million, compared to $57.3 million for the year December 31, 2012. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on early extinguishment of senior notes. In August 2013, we repaid $203.7 million aggregate principal amount of the 2018 Notes. In relation with this repayment, we recognized $32.8 million of loss on early extinguishment of senior notes.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the year ended December 31, 2013 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Korea where the statutory tax rate applicable to us was approximately 24.2% in 2013 and 2012. Statutory tax rates for all foreign subsidiaries other than our Japanese subsidiary were less than the U.S. federal statutory rate of 35%.

For the years ended December 31, 2013 and 2012, we recorded income tax expense of $4.0 million and $12.8 million, respectively. The effective tax rate was (6.6)% for the year ended December 31, 2013, as compared to 10.5% for the year ended December 31, 2012. A significant factor impacting our effective tax rate for the years ended December 31, 2013 and 2012 was intercompany interest related withholding taxes of $3.9 million and $4.2 million respectively. Such withholding taxes could be offset by application of foreign tax credits, but due to the uncertainty of utilization, a full valuation allowance was recognized.

The effective tax rate for the year ended December 31, 2012 was impacted by the utilization of loss carryforwards. In the year ended December 31, 2013, losses were recognized for which no tax benefit could be recognized. In addition, there was a $7.6 million effect of a deemed dividend under section 956 of the US Internal Revenue Code of 1986, as amended (“IRC”), in the year ended December 31, 2012.

Net Income

As a result of the foregoing, net income decreased by $174.2 million, or 158.3%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. As discussed above, the decrease in net income was primarily due to a $40.4 million decrease in foreign currency gain, a $32.8 million loss on early extinguishment of senior notes and a $111.1 million decrease in operating income, partially offset by a $8.9 million decrease in income tax expenses and a $2.2 million decrease in interest expense.

Results of Operations—Comparison of Years Ended December 31, 2012 and 2011

The following table sets forth consolidated results of operations for the year ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	As restated		As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$807.3	100.0%	$743.1	100.0%	$64.2
Cost of sales	564.1	69.9	543.6	73.1	20.5

Gross profit	243.2	30.1	199.5	26.9	43.7

Selling, general and administrative expenses	82.7	10.2	70.2	9.4	12.5
Research and development expenses	76.3	9.4	76.6	10.3	(0.3)
Restructuring and impairment charges	—	—	3.6	0.5	(3.6)
Special expense for IPO incentive	—	—	12.1	1.6	(12.1)

Operating income	84.3	10.4	37.0	5.0	47.3

Interest expense, net	(22.6)	(2.8)	(25.0)	(3.4)	2.4
Foreign currency gain (loss), net	57.3	7.1	(11.3)	(1.5)	68.6
Loss on early extinguishment of senior notes	—	—	(5.5)	(0.7)	5.5
Others	3.9	0.5	1.6	0.2	2.3

	38.6	4.8	(40.2)	(5.4)	78.7

Income (loss) before income taxes	122.9	15.2	(3.2)	(0.4)	126.1
Income tax expenses	12.8	1.6	8.1	1.1	4.7

Net income (loss)	$110.0	13.6%	$(11.3)	(1.5)%	$121.3

Net Sales
	Year Ended December 31, 2012		Year Ended December 31, 2011
	As Restated		As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$285.9	35.4%	$323.6	43.6%	$(37.7)
Power Solutions	125.0	15.5	87.9	11.8	37.0
Semiconductor Manufacturing Services	395.9	49.0	330.7	44.5	65.1
All other	0.6	0.1	0.9	0.1	(0.3)

	$807.3	100.0%	$743.1	100.0%	$64.2

Net sales were $807.3 million for the year ended December 31, 2012, a $64.2 million, or 8.6%, increase compared to $743.1 million for the year ended December 31, 2011. Net sales increased in 2012 compared to fiscal year 2011 primarily as a result of an increase in revenue related to our Power Solutions and Semiconductor Manufacturing Services lines, offset by a decrease in revenue related to our Display Solutions line as described below.

Display Solutions. Net sales from our Display Solutions line were $285.9 million for the year ended December 31, 2012, a $37.7 million, or 11.6%, decrease compared to $323.6 million for the year ended December 31, 2011. The decrease in sales volume led to a 8% decline in revenue, and a decline in average selling price led to a 2% decline in revenue. A decrease in sales of mobile display chips negatively affected both sales volume and average selling prices.

Power Solutions. Net sales from our Power Solutions line were $125.0 million for the year ended December 31, 2012, a $37.0 million, or 42.1%, increase compared to $87.9 million for the year ended December 31, 2011. The increase in sales volume contributed to a 25% increase in revenue and an increase in average selling prices contributed to a 19% increase in revenue. An increase in the sale of premium products positively affected average selling prices.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services line were $395.9 million for the year ended December 31, 2012, a $65.1 million, or 19.7%, increase compared to $330.7 million for the year ended December 31, 2011. This increase in sales volume of eight-inch equivalent wafers contributed to a 13% increase in revenue and an increase in average selling prices contributed to a 10% increase in revenue.

All Other. All other net sales were $0.6 million for the year ended December 31, 2012, and $0.9 million for the year ended December 31, 2011.

Net Sales by Geographic Region

We report net sales by geographic region based on the location of customers. Revenue from a foreign subsidiary of a multi-national corporation is classified based on the location of the subsidiary. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	As Restated		As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$365.7	45.3%	$372.7	50.2%	$(7.1)
Asia Pacific (other than Korea)	271.9	33.7	271.5	36.5	0.4
U.S.A.	124.5	15.4	75.4	10.1	49.1
Europe	39.3	4.9	14.0	1.9	25.3
Others	6.0	0.7	9.5	1.3	(3.5)

	$807.3	100.0%	$743.1	100.0%	$64.2

Net sales in the U.S. for the year ended December 31, 2012 increased from $75.4 million to $124.5 million compared to the year ended December 31, 2011, or by $49.1 million, or 65.1%, primarily due to increased demand in the market for our Semiconductor Manufacturing Services products. Net sales in Europe for the year ended December 31, 2012 increased from $14.0 million to $39.3 million compared to the year ended December 31, 2011, or by $25.3 million, or 180.3%, primarily due to increased demand in the market for our Semiconductor Manufacturing Services products.

Gross Profit

Total gross profit was $243.2 million for the year ended December 31, 2012 compared to $199.5 million for the year ended December 31, 2011, a $43.7 million, or 21.9%, increase. Gross profit as a percentage of net sales for the year ended December 31, 2012 increased to 30.1% compared to 26.9% for the year ended December 31, 2011. This increase in gross profit was primarily attributable to an increase in average selling prices and utilization rate and a decrease in depreciation expense, which were partially offset by a $6.0 million increase in inventory reserves, non-recurring expenses related to the settlement of certain commercial disputes of $1.6 million compared to $2.1 million of such expenses in 2011, and other increases in costs due to an increase in manufacturing headcount, average salary, facility repair and maintenance expenses, and outsourced manufacturing expenses.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $82.7 million, or 10.2% of net sales for the year ended December 31, 2012, compared to $70.2 million, or 9.4% of net sales for the year ended December 31, 2011. The increase of $12.5 million, or 17.7%, was primarily attributable to an increase in salaries and related expenses resulting from an annual salary increase, an increase in headcount, a $2.1 million increase from a one-time payment of custom duties and penalties recorded in 2012, related to the decision by the Korea Customs Service on certain products manufactured by certain semiconductor companies operating in Korea, and an increase in outside service fees in 2012 compared to 2011 related to secondary offering expenses.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2012 were $76.3 million, or 9.4% of net sales, a decrease of $0.3 million, or 0.4%, from $76.6 million, or 10.3% of net sales for the year ended December 31, 2011. This decrease was primarily due to a small decrease in the use of our manufacturing facilities for R&D activities, partially offset by an increase in salaries and related expenses resulting from an annual salary increase.

Restructuring and Impairment Charges. We had no restructuring and impairment charges for the year ended December 31, 2012 compared to $3.6 million for the year ended December 31, 2011. Restructuring charges of $1.1 million recorded for the year ended December 31, 2011 were related to the closure of our research and development center in Japan and our sales subsidiary in the United Kingdom. Impairment charges of $2.5 million for the year ended December 31, 2011 consisted of $2.0 million from twelve abandoned in-process research and development projects and one dropped existing technology, $0.4 million from one abandoned system project and $0.1 million from impairment of tangible and intangible assets.

Special expense for the MagnaChip IPO Incentive. We paid $12.1 million in special cash incentive payments to all employees, excluding management, which were contingent upon the consummation of the MagnaChip IPO in March 2011, and had no corresponding expense in 2012.

Operating Income

As a result of the foregoing, operating income increased by $47.3 million, or 128.0%, in the year ended December 31, 2012 compared to the year ended December 31, 2011. As discussed above, the increase in operating income primarily resulted from a $43.7 million increase in gross profit, the payment of a $12.1 million special cash incentive to all employees, excluding management, in connection with the MagnaChip IPO in 2011, a $3.6 million decrease in restructuring and impairment charges and a $0.3 million decrease in research and development expenses, which were partially offset by a $12.5 million increase in selling, general and administrative expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $22.6 million for the year ended December 31, 2012, a decrease of $2.4 million compared to $25.0 million for the year ended December 31, 2011. Interest expense for the years ended December 31, 2012 and 2011 was incurred primarily under our 2018 Notes originally issued on April 9, 2010. This decrease from 2011 to 2012 was attributable to the repurchase of $35.0 million and $11.3 million out of an initial aggregate amount of $250.0 million of our 2018 Notes on May 16, 2011 and on September 19, 2011, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the year ended December 31, 2012 was $57.3 million, compared to net foreign currency loss of $11.3 million for the year December 31, 2011. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on early extinguishment of senior notes. We repurchased $35.0 million and $11.3 million out of $250.0 million aggregate principal amount of our 2018 Notes originally outstanding on May 16 and September 19, 2011, respectively. We recognized $5.5 million of loss on the early extinguishment of our 2018 Notes, which consisted of $4.0 million from a repurchase premium, $0.6 million from the write-off of discounts, $0.6 million from write-off of debt issuance costs and $0.3 million from the incurrence of direct legal and advisory service fees.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the year ended December 31, 2012 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Korea where the statutory tax rate applicable to us was approximately 24.2% in 2012 and 2011. Statutory tax rates for all foreign subsidiaries other than our Japanese subsidiary were less than the U.S. federal statutory rate of 35%.

For the years ended December 31, 2012 and 2011, we recorded income tax expense of $12.8 million and $8.1 million, respectively. The effective tax rate was 10.5% for the year ended December 31, 2012, as compared to (254.7)% for the year ended December 31, 2011. A significant factor impacting our effective tax rate for the years ended December 31, 2012 and 2011 was intercompany interest related withholding taxes of $4.2 million and $5.9 million, respectively. Such withholding taxes could be offset by application of foreign tax credits, but due to the uncertainty of utilization, a full valuation allowance was recognized.

The effective tax rate for the year ended December 31, 2012 was impacted by the utilization of loss carryforwards. In the year ended December 31, 2011, losses were recognized for which no tax benefit could be recognized. In addition, there was a $7.6 million effect of a deemed dividend under IRC section 956 in the year ended December 31, 2012.

Net Income

As a result of the foregoing, net income increased by $121.3 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. As discussed above, the increase in net income was primarily due to a $68.6 million increase in foreign currency gain, a $47.3 million increase in operating income, a $2.4 million decrease in interest expenses, a $5.5 million loss on the early extinguishment of our 2018 Notes for the year ended December 31, 2011, partially offset by a $4.7 million increase in income tax expenses.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents and our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent.

Although we currently anticipate that our cash and cash equivalents on hand and cash flows from operations will be sufficient to meet our expected cash needs for the next twelve months, we may require or choose to obtain additional financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If we need to raise additional funds in the future and are unable to do so or obtain additional financing on unfavorable terms in the future, it is possible we would have to limit certain planned activities including capital expenditures, sales and marketing, and research and development activities.

Year ended December 31, 2013 compared to year ended December 31, 2012

As of December 31, 2013, our cash and cash equivalents balance was $153.6 million, a $28.6 million decrease, compared to $182.2 million as of December 31, 2012. The decrease resulted from $44.1 million of cash outflow used in investing activities and $50.1 million of cash outflow used in financing activities including our repurchase of $51.0 million of our common stock, which was offset by $68.8 million of cash inflow provided by operating activities.

On October 7, 2011, our Board adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. Our Board extended and increased the program by an additional $25.0 million in August 2012, for a maximum aggregate repurchase amount under the original program of up to $60.0 million. On July 30, 2013, we announced that the Board approved a new stock repurchase program under which we are authorized to repurchase up to $100.0 million of our common stock. The new stock repurchase program was effective August 5, 2013 through December 15, 2014, and replaced the original stock repurchase program. The stock repurchase program did not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. The timing and extent of any repurchases were dependent upon prevailing market conditions, the trading price of the Company’s common stock and other factors, and subject to contractual restrictions and restrictions under applicable law and regulations. As of December 31, 2013, we had repurchased 6,578,765 shares of our common stock in the open market under these programs at an aggregate cost of $90.9 million. In March 2014, the Board suspended the stock repurchase program indefinitely pending the completion of the Independent Investigation, and the stock repurchase program expired by its terms on December 15, 2014. Subsequent to December 31, 2013, we did not repurchase any shares under the stock repurchase program.

Cash inflows generated by operating activities totaled $68.8 million for the year ended December 31, 2013, compared to $118.1 million of cash provided by operating activities in the year ended December 31, 2012. The net operating cash inflow for the year ended December 31, 2013 reflects our net loss of $64.2 million and non-cash adjustments of $81.3 million, which mainly consisted of depreciation and amortization, provision for severance benefits, a loss on early extinguishment of senior notes and a decrease in net operating assets of $51.6 million.

Our working capital balance as of December 31, 2013 was $172.1 million compared to $238.6 million as of December 31, 2012. The $66.5 million decrease was primarily attributable to a $27.1 million decrease in accounts receivable, a $28.6 million decrease in cash and cash equivalents and a $18.1 million increase in accrued expense. Our accounts receivable balance declined due to increased collection efforts by the Company. The increase in accrued expense is a result of increased accrual of salaries and related benefits, settlement obligations and withholding taxes on interest.

Cash flows used in investing activities totaled $44.1 million in the year ended December 31, 2013, compared to $60.5 million of cash used in investing activities in the year ended December 31, 2012. The decrease was primarily due to a decrease in capital expenditures of $16.3 million and $8.6 million related to the Dawin acquisition, which were partially offset by a $6.7 million change in restricted cash.

Cash outflow used in financing activities totaled $50.1 million for the year ended December 31, 2013, compared to $30.1 million of cash outflow used in financing activities for the year ended December 31, 2012. The financing cash outflow for the year ended December 31, 2013 mainly consisted of the repayment of $229.3 million of our 2018 Notes and the repurchase of $51.0 million of our outstanding common stock, which were offset by $11.4 million of proceed received from the issuance of common stock in connection with option and warrant exercises and the net proceeds of $218.8 million from the issuance of our 2021 Notes. We repurchased 2,614,748 shares of common stock at a cost of $51.0 million for the year ended December 31, 2013.

For the year ended December 31, 2013, capital expenditures were $43.1 million, a $16.3 million, or 27.5%, decrease from $59.4 million in the year ended December 31, 2012. The decrease was primarily due to a comparatively larger high-technology investment in 2012.

Year ended December 31, 2012 compared to year ended December 31, 2011

As of December 31, 2012, our cash and cash equivalents balance was $182.2 million, a $20.1 million increase, compared to $162.1 million as of December 31, 2011. The increase resulted from $118.1 million of cash inflow provided by operating activities, which was offset by $60.5 million of cash outflow used in investing activities including $8.6 million related to the Dawin acquisition and $30.1 million of cash outflow used in financing activities including our repurchase of $28.1 million of our common stock.

Cash inflows generated by operating activities totaled $118.1 million for the year ended December 31, 2012, compared to $103.6 million of cash provided by operating activities in the year ended December 31, 2011. The net operating cash inflow for the year ended December 31, 2012 reflects our net income of $110.0 million and non-cash adjustments of $(8.6) million, which mainly consisted of gain on foreign currency translation, depreciation and amortization and accrued severance benefits and a decrease in net operating assets of $16.6 million.

Our working capital balance as of December 31, 2012 was $238.6 million compared to $212.0 million as of December 31, 2011. The $26.6 million increase was primarily attributable to a $20.1 million increase in cash and cash equivalents and a $19.7 million increase in inventories, which were partially offset by a $11.9 million increase in accrued expense.

Cash flows used in investing activities totaled $60.5 million in the year ended December 31, 2012, compared to $56.1 million of cash used in investing activities in the year ended December 31, 2011. The increase was primarily due to $8.6 million related to the Dawin acquisition and a $11.6 million increase in capital expenditures, which were partially offset by a $14.0 million change in restricted cash.

Cash outflow used in financing activities totaled $30.1 million for the year ended December 31, 2012, compared to $59.1 million of cash outflow used in financing activities for the year ended December 31, 2011. The financing cash outflow for the year ended December 31, 2012 mainly consists of the repurchase of $28.1 million of our outstanding common stock and $3.0 million repayment of capital lease obligations. We repurchased 2,432,477 shares of common stock at a cost of $28.1 million for the year ended December 31, 2012.

For the year ended December 31, 2012, capital expenditures were $59.4 million, a $11.6 million, or 24.3%, increase from $47.8 million in the year ended December 31, 2011. The increase was due to supporting capacity expansion and technology improvements at our fabrication facilities in anticipation of sales growth.

Seasonality

Our net sales and number of distinct products sold are affected by market variations from quarter to quarter due to business cycles, and resulting product demand, of our customers. In our Display Solutions and Power Solutions business lines, consumer products manufacturers generally reduce orders in order to reduce excess inventory remaining from the holiday season. In our Semiconductor Manufacturing Services business, the supply-demand cycle is usually one quarter ahead of the broader semiconductor market due to lead time from wafer input to shipment to our customers, so the demand for these products tends to peak in the third quarter and is slower in the fourth and first quarters.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
	(In millions)
Senior notes(1)	$344.1	$14.8	$14.9	$14.9	$14.9	$14.9	$269.7
Operating lease(2)	53.3	6.0	5.4	4.6	2.2	2.2	32.8
Others(3)	18.1	9.6	6.5	2.0	—	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of December 31, 2013, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,055.3:1.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.7 million as of December 31, 2013. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Critical Accounting Policies and Estimates

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our consolidated financial statements and accompanying notes.

We believe that our significant accounting policies, which are described in ”Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. Business, Basis of Presentation and Significant Accounting Policies” included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, delivery has occurred and collectability of the sales price is reasonably assured. Revenue from the sale of products is recognized when title and risk of loss transfers to the customer, which is generally when the product is shipped to or accepted by the customer depending on the terms of the arrangement.

A portion of our sales are made through distributors for which revenue recognition criteria are usually met when the product is shipped to or accepted by the distributor, consistent with the principles described above. However, the risk of loss may not pass upon shipment of products to the distributors due to a variety of reasons, including the nature of the business arrangement with the distributors. For example, the financial condition of a distributor may indicate that payments by the distributor to us are contingent on resale of products to an end customer. In this situation, we defer recognition of revenue and cost of revenue on transactions with such distributor until we are informed by the distributor that the product has been resold to the end customer.

In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is presented in the statements of operations on a net basis (excluded from revenues).

We provide a warranty, under which customers can return defective products. We estimate the costs related to those defective product returns and record them as a component of cost of sales.

In addition, we offer sales returns (other than those that relate to defective products under warranty), yield provisions, cash discounts for early payments and certain allowances to our customers, including distributors. We record reserves for those returns, discounts and allowances as a deduction from sales, based on historical experience and other quantitative and qualitative factors.

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by us for shipping and handling are classified as selling, general and administrative expenses.

Sales of Accounts Receivable

We account for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constraints the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain or loss reflected in earning during the period of sale.

Product Warranties

We record, in other current liabilities, warranty liabilities for the estimated costs that may be incurred under our basic limited warranty. The standard limited warranty period is one year for the majority of products. This warranty covers defective products, and related liabilities are accrued when product revenues are recognized. Factors that affect our warranty liability include historical and anticipated rates of warranty claims and repair or replacement costs per claim to satisfy our warranty obligation. As these factors are impacted by actual experience and future expectations, we periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts when necessary.

Inventories

Inventories are stated at the lower of cost or market, using the average cost method, which approximates the first in, first out method (“FIFO”). If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales. Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels or other causes based on individual facts and circumstances. Reserves are also established for excess inventory based on inventory levels in excess of six months of projected demand for each specific product.

In addition, as prescribed in ASC 330, “Inventory,” the cost of inventories is determined based on the normal capacity of each fabrication facility. In case the capacity utilization is lower than a certain level that management believes to be normal, the fixed overhead costs per production unit which exceed those under normal capacity are charged to cost of sales rather than capitalized as inventories.

Impairment of Long-Lived Assets

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

Income Taxes

Prior to its conversion to a corporation, MagnaChip Semiconductor LLC elected to be treated as a partnership for U.S. federal income tax purposes and therefore was not subject to income taxes on its income. Taxes on its income were the responsibility of the individual equity owners of MagnaChip Semiconductor LLC. MagnaChip Semiconductor Corporation became a taxable entity according to the corporate conversion in March 2011. The Company operates a number of subsidiaries that are subject to local income taxes in those territories.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The Company recognizes and measures uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement.

Derivative Financial Instruments

We apply the provisions of ASC 815, “Derivatives and Hedging” (“ASC 815”). This Statement requires the recognition of all derivative instruments as either assets or liabilities measured at fair value.

Under the provisions of ASC 815, we may designate a derivative instrument as hedging the exposure to variability in expected future cash flows that are attributable to a particular risk (a “cash flow hedge”) or hedging the exposure to changes in the fair value of an asset or a liability (a “fair value hedge”). Special accounting for qualifying hedges allows the effective portion of a derivative instrument’s gains and losses to offset related results on the hedged item in the consolidated statements of operations and requires that a company formally document, designate and assess the effectiveness of the transactions that receive hedge accounting treatment. Both at the inception of a hedge and on an ongoing basis, a hedge must be expected to be highly effective in achieving offsetting changes in cash flows or fair value attributable to the underlying risk being hedged. If we determine that a derivative instrument is no longer highly effective as a hedge, it discontinues hedge accounting prospectively and future changes in the fair value of the derivative are recognized in current earnings. We assess hedge effectiveness at the end of each quarter.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). The guidance in this update changes the accounting for repurchase-to-maturity transactions and repurchasing financing arrangements. It also requires enhanced disclosures about repurchase agreements and other similar transactions. The accounting changes in this update are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early application is not permitted. We are currently evaluating the impact of the adoption of ASU 2014-11 on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers.” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The adoption of ASU 2013-11 will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2013 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $4.2 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at December 31, 2013, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.1 million in our U.S. dollar cash balance.

See “Note 9. Derivative Financial Instruments” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Impact of Foreign Currency Exchange Rates on Reported Results of Operations” for additional information regarding our foreign exchange hedging activities.

Interest Rate Exposures

As of December 31, 2013, $225.0 million aggregate principal amount of senior notes were outstanding. Our senior notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at December 31, 2013, we estimate that the fair value of this fixed rate note would decrease by $8.6 million and we would have additional interest expense costs over the market rate of $0.9 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at December 31, 2013, we estimate that the fair value of this fixed rate note would increase by $9.0 million and we would have a reduction in interest expense costs over the market rate of $1.0 million (on a 360-day basis).

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	70
MagnaChip Semiconductor Corporation Consolidated Balance Sheets as of December 31, 2013, 2012 (As Restated) and 2011 (As Restated)	71
MagnaChip Semiconductor Corporation Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 (As Restated) and 2011 (As Restated)	72
MagnaChip Semiconductor Corporation Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 (As Restated) and 2011 (As Restated)	73
MagnaChip Semiconductor Corporation Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 (As Restated) and 2011 (As Restated)	74
MagnaChip Semiconductor Corporation Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 (As Restated) and 2011 (As Restated)	75
MagnaChip Semiconductor Corporation Notes to Consolidated Financial Statements	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MagnaChip Semiconductor Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MagnaChip Semiconductor Corporation and its subsidiaries (the “Company”) at December 31, 2013, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) not maintaining an effective control environment, with respect to: (i) an attitude of integrity and ethics against the pressure to achieve sales, gross margin and adjusted EBITDA targets, (ii)adherence to U.S. GAAP, (iii) utilization of the whistleblower program, (iv) prevention or detection of undisclosed business practices involving the circumvention of numerous internal controls under the management team then in place, and (v) appropriate level of accounting knowledge, experience and training commensurate with the Company’s financial reporting requirements under U.S. GAAP; (2) not maintaining effective monitoring activities to evaluate and communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective actions, including maintaining an effective internal audit function; (3) not designing effective controls over the completeness and accuracy of period end adjusting entries; and (4) not designing effective controls over the completeness and accuracy of the Company’s income tax accounting and disclosures, which existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2012 and 2011 consolidated financial statements to correct for errors.

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

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 12, 2015

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012 (As Restated)	2011 (As Restated)
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$153,606	$182,238	$162,111
Restricted cash	4	133	6,830
Accounts receivable, net	78,898	105,983	102,622
Inventories, net	74,698	82,384	62,683
Other receivables	6,011	1,560	509
Prepaid expenses	9,194	7,884	6,032
Current deferred income tax assets	1,348	1,788	2,076
Other current assets	10,403	10,624	12,471

Total current assets	334,162	392,594	355,334

Property, plant and equipment, net	254,297	237,392	182,663
Intangible assets, net	3,111	15,260	16,787
Long-term prepaid expenses	16,405	18,048	4,790
Deferred income tax assets	896	2,586	4,770
Other non-current assets	16,319	14,866	15,002

Total assets	$625,190	$680,746	$579,346

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$75,059	$79,365	$77,880
Other accounts payable	15,670	16,759	13,452
Accrued expenses	65,494	47,375	35,469
Current portion of capital lease obligation	—	—	2,852
Derivative liabilities	—	944	9,757
Other current liabilities	5,872	9,544	3,893

Total current liabilities	162,095	153,987	143,303

Long-term borrowings, net	223,923	201,653	201,389
Accrued severance benefits, net	134,172	114,858	92,432
Other non-current liabilities	23,459	18,719	8,050

Total liabilities	543,649	489,217	445,174

Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,627,131 shares issued and 34,048,366 outstanding at December 31, 2013, 39,599,374 shares issued and 35,635,357 outstanding at December 31, 2012 and 39,439,115 shares issued and 37,907,575 outstanding at December 31, 2011	406	396	394
Additional paid-in capital	116,222	102,409	99,060
Retained earnings	105,889	170,092	60,054
Treasury stock, 6,578,765, 3,964,017 and 1,531,540 shares at December 31, 2013, 2012 and 2011, respectively	(90,918)	(39,918)	(11,793)
Accumulated other comprehensive loss	(50,058)	(41,450)	(13,543)

Total stockholders’ equity	81,541	191,529	134,172

Total liabilities and stockholders’ equity	$625,190	$680,746	$579,346

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
	(In thousands of US dollars, except share data)
Net sales	$734,177	$807,336	$743,130
Cost of sales	579,109	564,089	543,596

Gross profit	155,068	243,247	199,534

Selling, general and administrative expenses	85,767	82,677	70,223
Research and development expenses	87,862	76,255	76,589
Restructuring and impairment charges	8,207	—	3,599
Special expense for IPO incentive	—	—	12,146

Operating income (loss)	(26,768)	84,315	36,977

Other income (expenses)
Interest expense, net	(20,360)	(22,600)	(24,984)
Foreign currency gain (loss), net	16,837	57,280	(11,348)
Loss on early extinguishment of senior notes	(32,812)	—	(5,459)
Others	2,870	3,890	1,628

	(33,465)	38,570	(40,163)

Income (loss) before income taxes	(60,233)	122,885	(3,186)

Income tax expenses	3,970	12,847	8,115

Net income (loss)	$(64,203)	$110,038	$(11,301)

Earnings (loss) per common share—
Basic	$(1.82)	$3.01	$(0.29)
Diluted	$(1.82)	$2.93	$(0.29)

Weighted average number of shares—
Basic	35,232,194	36,567,684	38,775,642
Diluted	35,232,194	37,533,391	38,775,642

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
	(In thousands of US dollars, except share data)
Net income (loss)	$(64,203)	$110,038	$(11,301)
Other comprehensive income (loss)
Foreign currency translation adjustments	(13,727)	(37,737)	8,373
Derivative adjustments
Fair valuation of derivatives	7,497	5,237	(5,559)
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	(2,984)	4,608	(10,979)
Unrealized gain (loss) on investments	606	(15)	(103)

Total comprehensive income (loss)	$(72,811)	$82,131	$(19,569)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
(In thousands of US dollars, except share data)	Shares	Amount
Balance at January 1, 2011 (As Previously Reported)	38,401,989	$384	$95,585	$72,157	$—	$(5,275)	$162,851
Adjustments to stockholders’ equity	—	—	(827)	(802)	—	—	(1,629)

Balance at January 1, 2011 (As Restated)	38,401,989	$384	$94,758	$71,355	$—	$(5,275)	$161,222

Forfeiture of restricted stock	(3,465)	—	—	—	—	—	—
Stock-based compensation	—	—	2,216	—	—	—	2,216
Issuance of common stock	950,586	10	1,557	—	—	—	1,567
Exercise of stock options	90,005	—	529	—	—	—	529
Acquisition of treasury stock	(1,531,540)	—	—	—	(11,793)	—	(11,793)
Other comprehensive loss, net	—	—	—	—	—	(8,268)	(8,268)
Net loss	—	—	—	(11,301)	—	—	(11,301)

Balance at December 31, 2011 (As Restated)	37,907,575	$394	$99,060	$60,054	$(11,793)	$(13,543)	$134,172

Stock-based compensation	—	—	2,389	—	—	—	2,389
Issuance of common stock	4,499	—	46	—	—	—	46
Exercise of stock options	155,708	2	914	—	—	—	916
Exercise of warrants	52	—	—	—	—	—	—
Acquisition of treasury stock	(2,432,477)	—	—	—	(28,125)	—	(28,125)
Other comprehensive loss, net	—	—	—	—	—	(27,907)	(27,907)
Net Income	—	—	—	110,038	—	—	110,038

Balance at December 31, 2012 (As Restated)	35,635,357	$396	$102,409	$170,092	$(39,918)	$(41,450)	$191,529

Stock-based compensation	—	—	2,213	—	—	—	2,213
Exercise of stock options	579,476	6	4,540	—	—	—	4,546
Exercise of warrants	448,281	4	7,060	—	—	—	7,064
Acquisition of treasury stock	(2,614,748)	—	—	—	(51,000)	—	(51,000)
Other comprehensive loss, net	—	—	—	—	—	(8,608)	(8,608)
Net loss	—	—	—	(64,203)	—	—	(64,203)

Balance at December 31, 2013	34,048,366	$406	$116,222	$105,889	$(90,918)	$(50,058)	$81,541

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$(64,203)	$110,038	$(11,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	32,726	32,066	51,224
Provision for severance benefits	23,169	21,530	16,481
Amortization of debt issuance costs and original issue discount	890	1,009	970
Loss (gain) on foreign currency translation, net	(18,329)	(64,886)	14,835
Restructuring and impairment charges	6,378	—	2,499
Stock-based compensation	2,213	2,389	2,216
Loss on early extinguishment of senior notes	32,812	—	5,459
Other	1,479	(663)	1,450
Changes in operating assets and liabilities
Accounts receivable	26,756	5,758	19,197
Inventories, net	9,593	(12,495)	4,359
Other receivables	(3,964)	(337)	2,403
Other current assets	11,026	10,835	(5,093)
Deferred tax assets	1,470	1,914	1,509
Accounts payable	(3,111)	(1,737)	18,144
Other accounts payable	(10,376)	(11,007)	(7,952)
Accrued expenses	20,974	24,304	(1,668)
Other current liabilities	(387)	9,497	(1,151)
Other non-current liabilities	6,073	(3,329)	837
Payment of severance benefits	(6,130)	(6,997)	(10,478)
Other	(304)	217	(363)

Net cash provided by operating activities	68,755	118,106	103,577

Cash flows from investing activities
Decrease in restricted cash	125	13,021	6,410
Increase in restricted cash	—	(6,238)	(13,609)
Proceeds from disposal of plant, property and equipment	94	937	219
Purchase of property, plant and equipment	(42,483)	(58,538)	(47,113)
Payment for intellectual property registration	(605)	(882)	(696)
Payment for purchase of Dawin, net of cash acquired	—	(8,642)	—
Collection of guarantee deposits	117	81	1,544
Payment of guarantee deposits	(1,365)	(320)	(2,482)
Other	14	37	(371)

Net cash used in investing activities	(44,103)	(60,544)	(56,098)

Cash flows from financing activities
Proceeds from issuance of common stock	11,375	962	9,336
Proceeds from issuance of senior notes	218,836	—	—
Repayment of long-term borrowings	(229,333)	—	—
Repurchase of senior notes	—	—	(50,307)
Repayment of obligations under capital lease	—	(2,968)	(6,312)
Acquisition of treasury stock	(51,000)	(28,125)	(11,793)

Net cash used in financing activities	(50,122)	(30,131)	(59,076)
Effect of exchange rates on cash and cash equivalents	(3,162)	(7,304)	1,536

Net increase (decrease) in cash and cash equivalents	(28,632)	20,127	(10,061)

Cash and cash equivalents
Beginning of the period	182,238	162,111	172,172

End of the period	$153,606	$182,238	$162,111

Supplemental cash flow information
Cash paid for interest	$16,223	$21,955	$24,722

Cash paid (refunded) for income taxes	$6,267	$(609)	$1,954

Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$116	$2,989	$1,052
Deferred offering costs reclassified as reduction of additional paid-in capital	$—	$—	$7,240

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Restatement

The Company’s consolidated financial statements as of and for the years ended December 31, 2012 and 2011 and related financial information have been restated to correct accounting errors. For further details on the nature of the corrections and the related effects on the Company’s previously issued consolidated financial statements, see Note 2, “Restatement of Consolidated Financial Statements.” Restated balances have been identified with the notation “As restated” where appropriate. Throughout these notes, the term “as previously reported” will be used to refer to balances from 2012 and 2011 consolidated financial statements as reported prior to the restatement.

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer, computer and communication applications. The Company’s business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s Display Solutions products include display drivers for use in a wide range of flat panel displays and mobile multimedia devices. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer, computer and communication applications. The Company’s Semiconductor Manufacturing Services provides specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

Basis of Presentation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Business Combination

Pursuant to accounting guidance for business combinations (“ASC 805”), the Company (i) applies the definition of “business” and “business combination” as prescribed by the revised guidance; (ii) recognize assets acquired, liabilities assumed (including goodwill) measured at fair value at the acquisition date; (iii) recognize acquisition-related expenses in earnings; and (iv) capitalize technology and customer relationships at fair value as intangible assets.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, stock based compensation, property plant and equipment, intangible assets, other long-lived assets, long-term employee benefits, contingencies liabilities, and assumptions used in the calculation of income taxes and sales incentives, among others. Although these estimates and assumptions are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be significantly different from the estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Foreign Currency Translation

The Company has assessed in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), the functional currency of each of its subsidiaries in Luxembourg and the Netherlands and has designated the U.S. dollar to be their respective functional currencies. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the U.S. dollar are translated into the U.S. dollar in accordance with ASC 830. All the assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates for the respective periods. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss) of stockholders’ equity. Gains and losses due to transactions in currencies other than the functional currency are included as a component of other income (expense) in the statement of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity date of three months or less when purchased.

Accounts Receivable Reserves

An allowance for doubtful accounts is provided based on the aggregate estimated uncollectability of the Company’s accounts receivable. The Company also records an estimate for sales returns, included within accounts receivable, net, based on the historical experience of the amount of goods that will be returned and refunded or replaced. In addition, the Company also includes in accounts receivable, an allowance for additional products that may have to be provided, free of charge, to compensate customers for products that do not meet previously agreed yield criteria, the low yield compensation reserve.

Sales of Accounts Receivable

The Company accounts for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constraints the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from the Company’s accounts with any realized gain or loss reflected in earning during the period of sale.

Inventories

Inventories are stated at the lower of cost or market, using the average cost method, which approximates the first in, first out method (“FIFO”). If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales. Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Reserves are also established for excess inventory based on inventory levels in excess of six months of projected demand for each specific product.

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

Prior to July 1, 2011, the Company depreciated machinery and measurement equipment using the straight-line method over 5 to 10 years. However, based on an evaluation of the appropriateness of depreciable lives including a review of historical usage and a change in its strategic business plan, the Company determined that machinery and measurement equipment have a longer life than previously estimated. As a result, the Company changed the estimate of depreciable lives for machinery and measurement equipment to 10 to 12 years. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with ASC 250-10-45, “Accounting Changes and Error Corrections,” the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2011. As a result of the change in the estimated life of machinery and measurement equipment, cost of sales was $4.8 million lower, net loss was $5.2 million higher and net loss per diluted share was $0.13 higher for the year ended December 31, 2011.

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

Goodwill and Acquired Intangible Assets

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition. Goodwill is subject to impairment testing using a two-step process after considering a qualitative assessment. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value (i.e., the fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets) of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge in earnings. The Company performs its annual goodwill impairment analysis during the fourth quarter. Goodwill must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. The Company reviews changes in the business climate, changes in market capitalization, legal factors, operating performance indicators and competition, among other factors and their potential impact on the Company’s fair value determination.

Fair Value Disclosures of Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for measurement and disclosures about fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820 are:

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2013, 98% of all employees of the Company were eligible for severance benefits.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, delivery has occurred and collectability of the sales price is reasonably assured. Revenue from the sale of products is recognized when title and risk of loss transfers to the customer, which is generally when the product is shipped to or accepted by the customer depending on the terms of the arrangement.

A portion of the Company’s sales are made through distributors for which revenue recognition criteria are usually met when the product is shipped to or accepted by the distributors, consistent with the principles described above. However, the risk of loss may not pass upon shipment of products to the distributors due to a variety of reasons, including the nature of the business arrangement with the distributors. For example, the financial condition of a distributor may indicate that payments by the distributor to the Company are contingent on resale of products to an end customer. In this situation, the Company defers recognition of revenue and cost of revenue on transactions with such distributor until the Company is informed by the distributor that the product has been resold to the end customer.

In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is presented in the statements of operations on a net basis (excluded from revenues).

The Company provides a warranty, under which customers can return defective products. The Company estimates the costs related to those defective product returns and records them as a component of cost of sales.

In addition, the Company offers sales returns (other than those that relate to defective products under warranty), yield provisions, cash discounts for early payments and certain allowances to its customers, including distributors. The Company records reserves for those returns, discounts and allowances as a deduction from sales, based on historical experience and other quantitative and qualitative factors.

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $2,850 thousand, $3,057 thousand, and $2,408 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $161 thousand, $142 thousand and $148 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Product Warranties

The Company records, in other current liabilities, warranty liabilities for the estimated costs that may be incurred under its basic limited warranty. The standard limited warranty period is one year for the majority of products. This warranty covers defective products, and related liabilities are accrued when product revenues are recognized. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and repair or replacement costs per claim to satisfy the Company’s warranty obligation. As these factors are impacted by actual experience and future expectations, the Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts when necessary.

Research and Development

Research and development costs are expensed as incurred and include wafers, masks, employee expenses, contractor fees, building costs, utilities and administrative expenses. Acquired in-process research and development, or IPR&D, assets are considered indefinite-lived intangible assets and are not subject to amortization. An IPR&D asset must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the IPR&D asset will be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The initial determination and subsequent evaluation for impairment of the IPR&D asset requires management to make significant judgments and estimates. Once the IPR&D projects have been completed, the useful life of the IPR&D asset is determined and amortized accordingly.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Licensed Patents and Technologies

The Company has entered into a number of royalty agreements to license patents and technology used in the design of its products. The Company carries two types of royalties: lump-sum and running basis. Lump-sum royalties which require initial payments, usually paid in installments, represent a non-refundable commitment, such that the total present value of these payments is recorded as a prepaid expense and a liability upon execution of the agreements and the costs are amortized over the contract period using the straight-line method and charged to research and development expenses in the consolidated statements of operations.

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

Earnings per Share

In accordance with ASC 260, “Earnings Per Share” (“ASC 260”), the Company computes basic earnings per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution of potential common stock outstanding during the period. In determining the hypothetical shares repurchased, the Company uses the average share price for the period.

Income Taxes

Prior to its conversion to a corporation, MagnaChip Semiconductor LLC elected to be treated as a partnership for U.S. federal income tax purposes and therefore was not subject to income taxes on its income. Taxes on its income were the responsibility of the individual equity owners of MagnaChip Semiconductor LLC. MagnaChip Semiconductor Corporation became a taxable entity according to the corporate conversion in March 2011. The Company operates a number of subsidiaries that are subject to local income taxes in those territories.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company recognizes and measures uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement.

Concentration of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for customers on accounts receivable. The Company maintains reserves for potential credit losses, which are periodically reviewed.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”). The guidance in this update changes the accounting for repurchase-to-maturity transactions and repurchasing financing arrangements. It also requires enhanced disclosures about repurchase agreements and other similar transactions. The accounting changes in this update are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early application is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-11 on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The adoption of ASU 2013-11 will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. The Company’s adoption of ASU 2013-02 did not have a material impact on its consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2. Restatement of Consolidated Financial Statements

Background and Scope of Investigation

In January 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) commenced an internal investigation into the Company’s accounting practices and procedures with outside professional advisors (the “Independent Investigation”). The Independent Investigation involved procedures that included forensic analysis and inquiry directed to aspects of the Company’s accounting and financial reporting practices, and evaluated aspects of its historical accounting and financial reporting practices since 2011. The Independent Investigation initially raised questions relating to numerous accounting transactions, most of which involved revenue recognition practices relating to the Company’s distributor relationships.

Based on initial findings and observations from the Independent Investigation regarding errors in the Company’s revenue recognition practices related to sales through distributors, the Company announced on March 11, 2014 that the Audit Committee concluded that the Company’s previously issued financial statements for each of the years ended December 31, 2012 and December 31, 2011 and the quarters ended March 31, June 30 and September 30 in 2013 and 2012 should no longer be relied upon.

The Independent Investigation continued through October 2014 and identified numerous accounting errors, most of which involved revenue recognition, cost of goods sold, inventory reserves, fixed asset capitalization, and expense recognition and allocation. It also identified deficiencies regarding business practices related to distributors, non-distributor customers and vendors. Concurrently with the Independent Investigation, management conducted extensive internal reviews of its financial accounting and reporting practices and internal control over financial reporting. The Independent Investigation and management’s internal review identified evidence of errors in the Company’s accounting and deficiencies in its internal control over financial reporting.

Restatement Adjustments

As a result of the issues identified in the Independent Investigation and the management’s internal review, the Company restated its previously reported consolidated financial statements for the years ended December 31, 2012 and 2011, including the stockholders’ equity balance as of January 1, 2011, in order to correct certain previously reported amounts.

The impact of the errors to the previous statements of operations, balance sheets and statements of cash flows has been detailed in the tables below. A description of the nature of the errors follows.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Revenue Recognition

Sales through Distributors—The largest portion of revenue recognition adjustments relate to correcting the timing and amount of revenue recognized on the sale of products through certain distributors. During the course of the Independent Investigation and management’s internal review, it was determined that the application of its revenue recognition policy was not appropriate in these situations. Revenue had been recognized without persuasive evidence of an arrangement and the collectability of the sales price not being reasonably assured. Furthermore, in some circumstances, revenue was recognized prior to risk of loss being transferred.

Accordingly, related revenues and cost of sales were reversed in the period in which the accounting errors took place and recognized in subsequent periods when all of the revenue recognition criteria were met. These adjustments also include the impact of foreign currency exchange rate differences between periods of de-recognition and recognition of the revenue transactions.

Other—The other revenue recognition adjustments include transactions where the Company recognized revenue in an incorrect period or recognized an incorrect amount of revenue. The primary categories of other revenue recognition adjustments include the following:

•

Unfinished Products—The Company identified recognition of revenues on unfinished or semi-finished products. These products were completed and shipped to the distributor or end customer after the related revenues were recognized.

•

Non-recurring Engineering (“NRE”)—The Company provides NRE services to develop prototype wafers mainly for the Company’s foundry service customers. The Company identified revenue related to certain NRE arrangements recognized earlier or later than at the time that the required prototype wafer was delivered.

•

Concessions—The Company identified various types of unrecorded concessions provided to its distributors and customers, including future discounts, price adjustments, free products and others to incentivize distributors and customers to make purchases. Such concessions should be recorded as a deduction from revenues at the time when the related revenues are recognized.

•

Direct Customer Sales—The Company identified certain sales transactions to a customer that were recognized when the products were taken from its manufacturing facility to warehouse, rather than when the products were delivered to the customer’s location. The arrangement related to these transactions did not have a fixed schedule for delivery to a customer’s location and were prematurely recognized as revenues.

Hedge Accounting—As a result of incorrect recognition of revenue discussed in Revenue Recognition—Sales through Distributors and Revenue Recognition—Other, the Company’s hedge accounting, related to the change in the effective portion of our derivative instrument’s gains and losses, was adjusted as key assumptions determining the amount are derived from revenues.

Reserves—As a result of incorrect recognition of revenue discussed in Revenue Recognition—Sales through Distributors and Revenue Recognition—Other, adjustments for reserves, related to estimated sales returns, low yield compensation, and warranty liabilities, also required corrections as key assumptions in determining these amounts are derived from revenues.

Manufacturing Cost—The Company corrected certain fabrication and back-end processing costs that were not recorded consistently with the progression of its manufacturing activities. As a result, the Company’s cost of sales were increased by approximately $2,600 thousand and decreased by approximately $1,600 thousand for the years ended December 31, 2012 and 2011, respectively, to account for manufacturing costs during the period in which they were incurred.

Inventory Reserves

The Company corrected errors with respect to how the Company previously forecasted revenues for the purposes of determining inventory reserves. As a result, the Company performed a retrospective review of its inventory reserve calculation and revised the revenue forecast component of the reserve calculation. In addition, as a result of the correction of revenue for certain transactions discussed in Revenue Recognition—Sales through Distributors and Revenue Recognition—Other, a significant portion of the revenues were reversed rather than deferred. The failure of the anticipated orders from final customers materializing resulted in a significantly higher excess and obsolete reserves for the restatement and subsequent periods. In addition, the Company corrected errors with respect to obsolete and aged inventory reserves that were previously understated due to the misclassification or errors in certain inventory items. Based on this review and revision of the reserve estimates, the Company has determined that it previously understated inventory reserves for the years ended December 31, 2012 and 2011.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Understated Employee Benefits

The Company identified that certain amounts of earned vacation were not included in calculating its severance accrual, resulting in an understatement of accrued severance benefits.

The Company also identified that vested compensation claims by employees who have rendered long-term services were accounted for on a cash basis rather than on an accrual basis, resulting in an understatement of long-term service liabilities.

Settlement Obligations

The Company identified certain cash and in-kind payments to a customer in connection with settling a claim involving products that may have caused a failure in the customer’s product. Although the Company does not agree with the claim, as its product met the customer’s specifications, the Company considered a number of factors and decided not to dispute the claim but make certain cash and in-kind payments as demanded by the customer. A number of cash and in-kind payments were made to the customer during the each of the years presented in Note 2 and were recorded as cost of sales and/or reduction of revenues at the time that they were paid rather than accrued when each cash or in-kind payment became probable.

Tax Matters

Income Tax—Realization of the deferred tax assets is dependent on the Company’s ability to generate future taxable income. In the previously reported consolidated financial statements for the year ended December 31, 2012, the Company had released $64,749 thousand of valuation allowance against deferred tax assets at the Company’s Korean subsidiary and, consequently, a corresponding amount of income tax benefit was recognized.

During the management’s internal review, key assumptions and forecast of future taxable income were reassessed based on restated financial data as to whether deferred tax assets will ultimately be realized. In its reassessment, the Company concluded that the objective and verifiable negative evidence represented by recent actual operating losses outweighed more subjective positive evidence of anticipated future income over the periods in which the deferred tax assets are deductible. As a result, the Company determined that it was necessary to record a full valuation allowance on deferred tax assets of $64,749 thousand as of December 31, 2012. The related expense was recorded in the Company’s statement of operations for the year ended December 31, 2012 as an income tax expense. In addition, management’s review identified income tax adjustments attributable to certain foreign subsidiaries other than Korea and made an adjustment amounting to $112 thousand.

The restatement adjustments for the years ended December 31, 2012 and 2011 impacted our temporary differences between our book income and taxable income, which resulted in an increase of our deferred tax assets for which a full valuation allowance was recorded for the fiscal years then ended and thus there was no tax impact of the other restatement adjustments.

Other—The Company identified liabilities related to non-income-based taxes that the Company may be exposed to in connection with certain tax positions taken during the years ended December 31, 2012 and 2011. We considered the period in which the underlying cause of action occurred, degree of probability of an unfavorable outcome and whether we could make a reasonable estimate.

Account Classification

Revenue—The Company corrected the classification of rental income that was previously recorded as net sales when it should have been recorded in other income (expenses).

Expense—The Company identified errors in classification of expenses that were recorded as research and development when they should have been recorded as cost of sales and vice versa for the years ended December 31, 2012 and 2011. In addition, the Company identified an error in the true-up of expenses that were recorded as selling, general and administrative when it should have been recorded as restructuring and impairment charges as of December 31, 2011. As a result, the Company recorded adjustments to correct the classifications in net expenses.

Cost Center Allocation

The Company identified costs from certain cost centers that were not always allocated consistently with the nature of the Company’s business. As a result, the Company recorded adjustments to reclassify the related costs from cost of sales to selling, general and administrative expenses.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Other Adjustments

In addition to the restatement adjustments described above, the Company has identified other errors that are not material, individually or in the aggregate, but have been recorded in connection with the restatement.

Included in other adjustments are as follows:

•

Accrued Liabilities—The Company identified costs related to certain goods and services that were recorded at the time of receipt of invoice rather than when the goods were delivered or services were rendered. As a result, the Company recorded adjustments to cost of sales and research and development expense.

•

Maintenance Costs—The Company identified certain maintenance expenses that were inappropriately capitalized and depreciated for the year ended December 31, 2012. As a result, the Company corrected these errors by reversing the related amounts in property, plant and equipment, and recorded them in cost of sales and research and development expense for the year then ended.

•

Stock-based Compensation—The Company identified incorrect application of assumptions in computation of stock-based compensation expenses. As a result, the Company recorded adjustments to increase compensation expenses for the years ended December 31, 2012 and 2011.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The nature of the restatement adjustments and the impact of the adjustments to the year ended December 31, 2012 are shown in the following table:

	Year Ended December 31, 2012
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Account Classification	Cost Center Allocation	Other Adjustments	Total Adjustments	As Restated
Net sales	$819,592	$(11,400)	$—	$—	$1,364	$—	$(2,220)	$—	$—	$(12,256)	$807,336
Cost of sales	556,091	(1,301)	7,810	833	485	—	2,651	(3,231)	751	7,998	564,089

Gross profit	263,501	(10,099)	(7,810)	(833)	879	—	(4,871)	3,231	(751)	(20,254)	243,247

Selling, general and administrative expenses	78,971	(530)	—	121	—	773	—	3,286	56	3,706	82,677
Research and development expenses	78,723	—	—	137	—	—	(2,651)	(55)	101	(2,468)	76,255

Operating income	105,807	(9,569)	(7,810)	(1,091)	879	(773)	(2,220)	—	(908)	(21,492)	84,315

Other income (expenses)
Interest expense, net	(22,600)	—	—	—	—	—	—	—	—	—	(22,600)
Foreign currency gain, net	55,961	1,281	—	—	—	(3)	—	—	41	1,319	57,280
Others	2,119	(449)	—	—	—	—	2,220	—	—	1,771	3,890

	35,480	832	—	—	—	(3)	2,220	—	41	3,090	38,570

Income before income taxes	141,287	(8,737)	(7,810)	(1,091)	879	(776)	—	—	(867)	(18,402)	122,885

Income tax expenses (benefits)	(52,014)	—	—	—	—	64,861	—	—	—	64,861	12,847

Net income	$193,301	$(8,737)	$(7,810)	$(1,091)	$879	$(65,637)	$—	$—	$(867)	$(83,263)	$110,038

Earnings per common share—
Basic	$5.29										$3.01
Diluted	$5.16										$2.93

Weighted average number of shares—
Basic	36,567,684										36,567,684
Diluted	37,496,965										37,533,391

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The nature of the restatement adjustments and the impact of the adjustments to the year ended December 31, 2011 are shown in the following table:

	Year Ended December 31, 2011
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Account Classification	Other Adjustments	Total Adjustments	As Restated
Net sales	$772,831	$(27,539)	$—	$—	$—	$—	$(2,162)	$—	$(29,701)	$743,130
Cost of sales	538,515	(10,104)	10,075	1,740	2,116	—	707	547	5,081	543,596

Gross profit	234,316	(17,435)	(10,075)	(1,740)	(2,116)	—	(2,869)	(547)	(34,782)	199,534

Selling, general and administrative expenses	68,367	(378)	—	323	—	1,223	497	191	1,856	70,223
Research and development expenses	76,767	—	—	409	—	—	(707)	120	(178)	76,589
Restructuring and impairment charges	4,096	—	—	—	—	—	(497)	—	(497)	3,599
Special expense for IPO incentive	12,146	—	—	—	—	—	—	—	—	12,146

Operating income	72,940	(17,057)	(10,075)	(2,472)	(2,116)	(1,223)	(2,162)	(858)	(35,963)	36,977

Other expenses
Interest expense, net	(24,984)	—	—	—	—	—	—	—	—	(24,984)
Foreign currency loss, net	(11,633)	121	—	—	—	—	—	164	285	(11,348)
Loss on early extinguishment of senior notes	(5,459)	—	—	—	—	—	—	—	—	(5,459)
Others	(1,052)	518	—	—	—	—	2,162	—	2,680	1,628

	(43,128)	639	—	—	—	—	2,162	164	2,965	(40,163)

Income (loss) before income taxes	29,812	(16,418)	(10,075)	(2,472)	(2,116)	(1,223)	—	(694)	(32,998)	(3,186)

Income tax expenses	8,019	—	—	—	—	96	—	—	96	8,115

Net income (loss)	$21,793	$(16,418)	$(10,075)	$(2,472)	$(2,116)	$(1,319)	$—	$(694)	$(33,094)	$(11,301)

Earnings (loss) per common share—
Basic	$0.56									$(0.29)
Diluted	$0.55									$(0.29)

Weighted average number of shares—
Basic	38,775,642									38,775,642
Diluted	39,774,898									38,775,642

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2012:

	As of December 31, 2012
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Account Classification	Other Adjustments	Total Adjustments	As Restated

Assets
Current assets
Cash and cash equivalents	$182,238	$—	$—	$—	$—	$—	$—	$—	$—	$182,238
Restricted cash	133	—	—	—	—	—	—	—	—	133
Accounts receivable, net	143,331	(37,217)	—	—	—	—	(131)	—	(37,348)	105,983
Inventories, net	89,363	11,787	(18,917)	—	—	—	—	151	(6,979)	82,384
Other receivables	1,429	—	—	—	—	—	131	—	131	1,560
Prepaid expenses	7,884	—	—	—	—	—	—	—	—	7,884
Current deferred income tax assets	22,768	—	—	—	—	(20,980)	—	—	(20,980)	1,788
Other current assets	9,680	—	—	—	—	—	—	944	944	10,624

Total current assets	456,826	(25,430)	(18,917)	—	—	(20,980)	—	1,095	(64,232)	392,594

Property, plant and equipment, net	238,256	—	—	—	—	—	—	(864)	(864)	237,392
Intangible assets, net	15,260	—	—	—	—	—	—	—	—	15,260
Long-term prepaid expenses	18,048	—	—	—	—	—	—	—	—	18,048
Deferred income tax assets	46,710	—	—	—	—	(44,124)	—	—	(44,124)	2,586
Other non-current assets	14,866	—	—	—	—	—	—	—	—	14,866

Total assets	$789,966	$(25,430)	$(18,917)	$—	$—	$(65,104)	$—	$231	$(109,220)	$680,746

Current liabilities
Accounts payable	$79,236	$—	$—	$—	$—	$—	$—	$129	$129	$79,365
Other accounts payable	15,600	—	—	—	—	—	—	1,159	1,159	16,759
Accrued expenses	43,486	—	—	—	1,322	2,111	—	456	3,889	47,375
Derivative liabilities	—	—	—	—	—	—	—	944	944	944
Other current liabilities	9,973	(636)	—	—	—	207	—	—	(429)	9,544

Total current liabilities	148,295	(636)	—	—	1,322	2,318	—	2,688	5,692	153,987

Long-term borrowings, net	201,653	—	—	—	—	—	—	—	—	201,653
Accrued severance benefits, net	112,446	—	—	2,412	—	—	—	—	2,412	114,858
Other non-current liabilities	17,263	—	—	2,615	—	—	—	(1,159)	1,456	18,719

Total liabilities	479,657	(636)	—	5,027	1,322	2,318	—	1,529	9,560	489,217

Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock	396	—	—	—	—	—	—	—	—	396
Additional paid-in capital	101,885	—	—	—	—	—	—	524	524	102,409
Retained earnings	287,251	(24,061)	(18,253)	(4,740)	(1,307)	(66,993)	—	(1,805)	(117,159)	170,092
Treasury stock	(39,918)	—	—	—	—	—	—	—	—	(39,918)
Accumulated other comprehensive loss	(39,305)	(733)	(664)	(287)	(15)	(429)	—	(17)	(2,145)	(41,450)

Total stockholders’ equity	310,309	(24,794)	(18,917)	(5,027)	(1,322)	(67,422)	—	(1,298)	(118,780)	191,529

Total liabilities and stockholders’ equity	$789,966	$(25,430)	$(18,917)	$—	$—	$(65,104)	$—	$231	$(109,220)	$680,746

Note—(i) Cost Center Allocation column presented in the restatement table for the consolidated statement of operations for the year ended December 31, 2012 is not included above as the related restatement adjustments do not impact the consolidated balance sheet. (ii) Other Adjustments column includes a balance sheet only reclassification adjustment for $1,159 thousand from other non-current liabilities to other accounts payable; and a gross up adjustment of balance sheet related to derivatives of $944 thousand.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2011:

	As of December 31, 2011
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Account Classification	Other Adjustments	Total Adjustments	As Restated

Assets
Current assets
Cash and cash equivalents	$162,111	$—	$—	$—	$—	$—	$—	$—	$—	$162,111
Restricted cash	6,830	—	—	—	—	—	—	—	—	6,830
Accounts receivable, net	125,922	(23,055)	—	—	—	—	(245)	—	(23,300)	102,622
Inventories, net	62,836	10,221	(10,049)	—	—	—	—	(325)	(153)	62,683
Other receivables	256	—	—	—	—	—	245	8	253	509
Prepaid expenses	6,032	—	—	—	—	—	—	—	—	6,032
Current deferred income tax assets	3,406	—	—	—	—	(1,330)	—	—	(1,330)	2,076
Other current assets	12,503	—	—	—	—	(32)	—	—	(32)	12,471

Total current assets	379,896	(12,834)	(10,049)	—	—	(1,362)	—	(317)	(24,562)	355,334

Property, plant and equipment, net	182,663	—	—	—	—	—	—	—	—	182,663
Intangible assets, net	16,787	—	—	—	—	—	—	—	—	16,787
Long-term prepaid expenses	4,790	—	—	—	—	—	—	—	—	4,790
Deferred income tax assets	3,537	—	—	—	—	1,233	—	—	1,233	4,770
Other non-current assets	15,002	—	—	—	—	—	—	—	—	15,002

Total assets	$602,675	$(12,834)	$(10,049)	$—	$—	$(129)	$—	$(317)	(23,329)	$579,346

Current liabilities
Accounts payable	$77,848	$—	$—	$—	$—	$—	$—	$32	$32	$77,880
Other accounts payable	13,452	—	—	—	—	—	—	—	—	13,452
Accrued expenses	31,723	—	—	—	2,100	1,216	—	430	3,746	35,469
Current portion of capital lease obligation	2,852	—	—	—	—	—	—	—	—	2,852
Derivative liabilities	9,757	—	—	—	—	—	—	—	—	9,757
Other current liabilities	2,007	1,918	—	—	—	(32)	—	—	1,886	3,893

Total current liabilities	137,639	1,918	—	—	2,100	1,184	—	462	5,664	143,303

Long-term borrowings, net	201,389	—	—	—	—	—	—	—	—	201,389
Accrued severance benefits, net	90,755	—	—	1,677	—	—	—	—	1,677	92,432
Other non-current liabilities	6,222	—	—	1,828	—	—	—	—	1,828	8,050

Total liabilities	436,005	1,918	—	3,505	2,100	1,184	—	462	9,169	445,174

Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock	394	—	—	—	—	—	—	—	—	394
Additional paid-in capital	98,929	—	—	—	—	—	—	131	131	99,060
Retained earnings	93,950	(15,583)	(10,133)	(3,830)	(2,116)	(1,319)	—	(915)	(33,896)	60,054
Treasury stock	(11,793)	—	—	—	—	—	—	—	—	(11,793)
Accumulated other comprehensive loss	(14,810)	831	84	325	16	6	—	5	1,267	(13,543)

Total stockholders’ equity	166,670	(14,752)	(10,049)	(3,505)	(2,100)	(1,313)	—	(779)	(32,498)	134,172

Total liabilities and stockholders’ equity	$602,675	$(12,834)	$(10,049)	$—	$—	$(129)	$—	$(317)	$(23,329)	$579,346

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Statement of Cash Flows

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statements of cash flows for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Restatement Adjustments	As Restated	Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$193,301	$(83,263)	$110,038	$21,793	$(33,094)	$(11,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	32,390	(324)	32,066	51,224	—	51,224
Provision for severance benefits	20,937	593	21,530	14,698	1,783	16,481
Amortization of debt issuance costs and original issue discount	1,009	—	1,009	970	—	970
Loss (gain) on foreign currency translation, net	(63,567)	(1,319)	(64,886)	15,140	(305)	14,835
Restructuring and impairment charges	—	—	—	2,499	—	2,499
Stock-based compensation	1,996	393	2,389	2,085	131	2,216
Loss on early extinguishment of senior notes	—	—	—	5,459	—	5,459
Other	(615)	(48)	(663)	1,585	(135)	1,450
Changes in operating assets and liabilities
Accounts receivable	(7,534)	13,292	5,758	(6,234)	25,431	19,197
Inventories, net	(19,066)	6,571	(12,495)	4,274	85	4,359
Other receivables	(458)	121	(337)	2,657	(254)	2,403
Other current assets	10,944	(109)	10,835	(5,081)	(12)	(5,093)
Deferred tax assets	(62,743)	64,657	1,914	1,412	97	1,509
Accounts payable	(1,838)	101	(1,737)	18,084	60	18,144
Other accounts payable	(9,185)	(1,822)	(11,007)	(6,891)	(1,061)	(7,952)
Accrued expenses	24,412	(108)	24,304	(5,577)	3,909	(1,668)
Other current liabilities	11,857	(2,360)	9,497	(3,050)	1,899	(1,151)
Other non-current liabilities	(3,956)	627	(3,329)	326	511	837
Payment of severance benefits	(6,997)	—	(6,997)	(10,478)	—	(10,478)
Other	216	1	217	(364)	1	(363)

Net cash provided by operating activities	121,103	(2,997)	118,106	104,531	(954)	103,577

Cash flows from investing activities
Decrease in restricted cash	13,021	—	13,021	6,410	—	6,410
Increase in restricted cash	(6,238)	—	(6,238)	(13,609)	—	(13,609)
Proceeds from disposal of plant, property and equipment	937	—	937	219	—	219
Purchase of property, plant and equipment	(61,522)	2,984	(58,538)	(48,173)	1,060	(47,113)
Payment for intellectual property registration	(882)	—	(882)	(696)	—	(696)
Payment for purchase of Dawin, net of cash acquired	(8,642)	—	(8,642)	—	—	—
Collection of guarantee deposits	81	—	81	1,544	—	1,544
Payment of guarantee deposits	(320)	—	(320)	(2,482)	—	(2,482)
Other	37	—	37	(371)	—	(371)

Net cash used in investing activities	(63,528)	2,984	(60,544)	(57,158)	1,060	(56,098)

Cash flows from financing activities
Proceeds from issuance of common stock	962	—	962	9,336	—	9,336
Repurchase of senior notes	—	—	—	(50,307)	—	(50,307)
Repayment of obligations under capital lease	(2,968)	—	(2,968)	(6,312)	—	(6,312)
Acquisition of treasury stock	(28,125)	—	(28,125)	(11,793)	—	(11,793)

Net cash used in financing activities	(30,131)	—	(30,131)	(59,076)	—	(59,076)
Effect of exchange rates on cash and cash equivalents	(7,317)	13	(7,304)	1,642	(106)	1,536

Net increase (decrease) in cash and cash equivalents	20,127	—	20,127	(10,061)	—	(10,061)

Cash and cash equivalents
Beginning of the period	162,111	—	162,111	172,172	—	172,172

End of the period	$182,238	—	$182,238	$162,111	—	$162,111

Supplemental cash flow information
Cash paid for interest	$21,955	—	$21,955	$24,722	—	$24,722

Cash paid (refunded) for income taxes	$(609)	—	$(609)	$1,954	—	$1,954

Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$—	$2,989	$2,989	$—	$1,052	$1,052
Deferred offering costs reclassified as reduction of additional paid-in capital	$—	$—	$—	$7,194	$46	$7,240

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Comprehensive Income

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statements of comprehensive income for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated

Net income (loss)	$193,301	$110,038	$21,793	$(11,301)
Other comprehensive income (loss)
Foreign currency translation adjustments	(34,325)	(37,737)	7,105	8,373
Derivative adjustments
Fair valuation of derivatives	4,788	5,237	(5,041)	(5,559)
Reclassification adjustment for loss (gain) loss on derivatives included in net income (loss)	5,057	4,608	(11,496)	(10,979)
Unrealized loss on investments	(15)	(15)	(103)	(103)

Total comprehensive income (loss)	$168,806	$82,131	$12,258	$(19,569)

Cumulative Restatement Adjustments to Previously Reported Beginning retained earnings

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated retained earnings at January 1, 2011:

Retained earnings at January 1, 2011—As Previously Reported	$72,157

Adjustments:
Understated Employee Benefits	(1,358)
Other Revenue Recognition—Non-recurring Engineering	835
Accrued Liabilities	(221)
Inventory Reserves	(58)

Total adjustments	(802)

Retained earnings at January 1, 2011—As Restated	$71,355

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

3. Fair Value Measurements

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value of Financial Instruments

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2013 and the basis for that measurement:

	Carrying Value December 31, 2013	Fair Value Measurement December 31, 2013	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities (other non-current assets)	$1,236	$1,236	$1,236	$—	$—
Derivative assets (other current assets)	4,912	4,912	—	4,912	—

The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2012 and the basis for that measurement:

	Carrying Value December 31, 2012 (As Restated)	Fair Value Measurement December 31, 2012 (As Restated)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities (other non-current assets)	$601	$601	$601	$—	$—
Derivative assets (other current assets)	1,458	1,458	—	1,458	—

Liabilities:
Derivative liabilities	944	944	—	944	—

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and the basis for that measurement:

	Carrying Value December 31, 2011 (As Restated)	Fair Value Measurement December 31, 2011 (As Restated)	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities (other non-current assets)	$572	$572	$572	$—	$—

Liabilities:
Derivative liabilities	9,757	9,757	—	9,757	$—

Items not reflected in the table above include cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Fair Value of Long-term Borrowings

	December 31, 2013		December 31, 2012 (As Restated)		December 31, 2011 (As Restated)
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Borrowings:
10.5% senior notes due April 2018 (Level 2)	$—	$—	$201,653	$229,152	$201,389	$214,894
6.625% senior notes due July 2021 (Level 2)	$223,923	$229,500	$—	$—	$—	$—

The Company used net proceeds from the issuance of the 2021 Notes of $218.8 million, which represents $225.0 million of principal amount net of $1.1 million of original issue discount and $5.1 million of debt issuance costs, together with cash on hand, to repay all of the then outstanding 2018 Notes, including applicable premium and accrued interest, and to pay related fees and expenses of the 2021 Notes offering. For further description of the senior notes, see Note 11, “Long-term Borrowings”.

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs (Level 3) to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. During the fourth quarter of 2013, the Company performed its annual impairment analysis and recorded an impairment charge of $5,253 thousand related to the Dawin acquisition. See Note 7, “Intangible Assets” for additional information.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

4. Accounts Receivable

Accounts receivable as of December 31, 2013, 2012 and 2011 consisted of the following:

	December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Accounts receivable	$81,862	$109,603	$97,217
Notes receivable	460	1,251	9,602
Less:
Allowances for doubtful accounts	(268)	(401)	(389)
Sales return reserve	(1,205)	(1,264)	(2,297)
Low yield compensation reserve	(1,951)	(3,206)	(1,511)

Accounts receivable, net	$78,898	$105,983	$102,622

Changes in allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Beginning balance	$(401)	$(389)	$(609)
Reversal of allowance	115	6	218
Write off	—	—	—
Translation adjustments	18	(18)	2

Ending balance	$(268)	$(401)	$(389)

Changes in sales return reserve for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Beginning balance	$(1,264)	$(2,297)	$(322)
Addition to reserve	(1,218)	(174)	(5,223)
Payment made	1,296	1,308	3,218
Translation adjustments	(19)	(101)	30

Ending balance	$(1,205)	$(1,264)	$(2,297)

Changes in low yield compensation reserve for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Beginning balance	$(3,206)	$(1,511)	$(2,134)
Addition to reserve	(1,868)	(3,074)	(841)
Payment made	3,150	1,519	1,468
Translation adjustments	(27)	(140)	(4)

Ending balance	$(1,951)	$(3,206)	$(1,511)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $28,869 thousand and $29,347 thousand for the years ended December 31, 2013 and 2012, respectively and these sales resulted in pre-tax losses of $73 thousand and $57 thousand for the years ended December 31, 2013 and 2012, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of these accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

Receivable Discount Programs

The Company uses receivable discount programs with certain customers. These discount arrangements allows the Company to accelerate collection of customers’ receivables. While these arrangements have reduced the Company’s working capital needs, there can be no assurance that these programs will continue in the future.

5. Inventories

Inventories as of December 31, 2013, 2012 and 2011 consist of the following:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Finished goods	43,734	30,715	13,224
Semi-finished goods and work-in-process	92,030	62,918	49,124
Raw materials	9,464	11,996	11,183
Materials in-transit and other	1,870	2,184	1,471
Less: inventory reserve	(72,400)	(25,429)	(12,319)

Inventories, net	$74,698	$82,384	$62,683

Changes in inventory reserve for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Beginning balance	$(25,429)	$(12,319)	$(7,100)
Change in reserve	(48,015)	(14,910)	(7,311)
Write off	3,086	3,376	1,806
Translation adjustments	(2,042)	(1,576)	286

Ending balance	$(72,400)	$(25,429)	$(12,319)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods and work-in-process. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

6. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2013, 2012 and 2011 are comprised of the following:

	December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Buildings and related structures	$81,050	$79,658	$73,021
Machinery and equipment	269,840	232,888	151,100
Vehicles and others	22,397	17,330	11,998
Equipment under capital lease	—	—	11,160

	373,287	329,876	247,279
Less: accumulated depreciation	(136,397)	(109,635)	(78,130)
accumulated depreciation on equipment under capital lease	—	—	(2,414)
Land	17,407	17,151	15,928

Property, plant and equipment, net	$254,297	$237,392	$182,663

Aggregate depreciation expenses totaled $25,934 thousand, $23,024 thousand and $41,812 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

During the fourth quarter of 2013, the Company recorded $508 thousand in impairment charges related to the impairment of certain machinery and equipment which were purchased as part of the Dawin acquisition.

7. Intangible Assets

Intangible assets as of December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Technology	$20,081	$25,011	$21,126
Customer relationships	29,444	29,010	26,777
Intellectual property assets	7,829	7,145	5,868
Less: accumulated amortization	(54,243)	(49,266)	(36,984)
Goodwill	—	3,360	—

Intangible assets, net	$3,111	$15,260	$16,787

Aggregate amortization expenses for intangible assets totaled $6,792 thousand, $9,042 thousand and $9,412 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate amortization expense of intangible assets for the next five years are estimated to be $1,488 thousand, $305 thousand, $305 thousand, $305 thousand and $305 thousand, for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

On March 2, 2012, the Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., completed the acquisition of Dawin Electronics, a privately-held semiconductor company that designs and manufactures insulated-gate bipolar transistors, or IGBTs, Fast Recovery Diode and metal oxide semiconductor field effect transistor, or MOSFET, modules (the “Dawin acquisition”). As required by accounting guidance for business combinations, the Company allocated the purchase price to assets and liabilities based on their estimated fair value at the effective date of acquisition. The total consideration paid for the acquisition amounted to $9,291 thousand and the Company recognized goodwill of $3,163 thousand.

During the fourth quarter of 2013, the Company’s management became aware that certain technology being developed in relation to the Dawin acquisition could no longer be used. The Company considered this event as an indicator of impairment in performing its annual analysis for potential impairment of its goodwill, which included examining, based on factors and conditions then existing, the impact of current general economic conditions on its future prospects. Based on this analysis, the Company determined that goodwill and certain technology associated with the Dawin acquisition were impaired and recorded an impairment charge of $3,389 thousand related to goodwill and $1,864 thousand of intangible assets.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

In addition, the Company recognized an impairment charge of $617 thousand related to certain existing technology from restructuring its fabrication facilities in 2013.

The Company accounts for IPR&D as an indefinite-lived intangible asset until completion or abandonment of the associated research and development projects.

When a project is completed, the carrying amount of the related IPR&D is reclassified into technology and amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product is recognized. In this regard, IPR&D of $1,572 thousand was reclassified into technology in 2011

8. Accrued Expenses

Accrued expenses as of December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012 (As restated)	2011 (As restated)
Payroll, benefits and related taxes, excluding severance benefits	$19,869	$14,792	$8,104
Withholding tax levied on intercompany interest income	23,872	20,027	16,931
Interest on senior notes	6,749	5,124	4,470
Settlement obligations	6,460	1,322	2,100
Outside service fees	1,462	1,112	1,282
Others	7,082	4,998	2,582

Accrued expenses	$65,494	$47,375	$35,469

Settlement obligations

Settlement obligations related to settling claims involving the Company’s product are accrued when they are deemed probable and can be reasonably estimated. As of December 31, 2013, there is a long-term portion of settlement obligation of $7,030 thousand, which is included in other non-current liabilities in the consolidated balance sheet.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

9. Derivative Financial Instruments

The Company’s Korean subsidiary entered into option, forward and zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of December 31, 2013 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
January 25, 2013	Zero cost collar	$54,000	January to March 2014
March 8, 2013	Zero cost collar	$54,000	April to June 2014
April 5, 2013	Zero cost collar	$54,000	July to September 2014
May 29, 2013	Zero cost collar	$54,000	October to December 2014

The option, forward and zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging” (“ASC 815”), since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding forward and zero cost collar contracts recorded as assets as of December 31, 2013, 2012 and 2011 are as follows:

Derivatives designated as hedging instruments:		December 31,
		2013	2012 (As Restated)	2011 (As Restated)
Asset Derivatives:
Zero cost collars	Other current assets	$4,912	$1,458	$—
Liabilities Derivatives:
Forward	Derivative liabilities	—	—	6,801
Zero cost collars	Derivative liabilities	—	944	2,956

Offsetting of derivative assets as of December 31, 2013, 2012 and 2011 is as follows:

As of December 31, 2013	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$4,912	$—	$4,912	$—	$—	$4,912

As of December 31, 2012 (As Restated)	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$1,458	$—	$1,458	$(944)	$—	$514
Liability Derivatives:
Zero cost collars	$944	$—	$944	$(944)	$—	$—

As of December 31, 2011 (As Restated)	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Liability Derivatives:
Forward	$6,801	$—	$6,801	$—	$—	$6,801
Zero cost collars	$2,956	$—	$2,956	$—	$—	$2,956

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)			Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012 (As Restated)	2011 (As Restated)		2013	2012 (As Restated)	2011 (As Restated)		2013	2012 (As Restated)	2011 (As Restated)
Options	$—	$—	$(85)	Net sales	$—	$—	$(829)	Other income (expenses)— Others	$—	$—	$(18)
Forward	3,405	3,416	(3,125)	Net sales	3,484	(3,192)	10,708	Other income (expenses)— Others	412	1,300	(215)
Zero cost collars	4,092	1,821	(2,349)	Net sales	(500)	(1,416)	1,100	Other income (expenses)— Others	222	365	(309)

Total	$7,497	$5,237	$(5,559)		$2,984	$(4,608)	$10,979		$634	$1,665	$(542)

As of December 31, 2013, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next twelve months is $4,782 thousand.

The Company’s option, forward and zero cost collar contracts are subject to termination upon the occurrence of the following events:

(i) On the last day of a fiscal quarter, the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30 million.

(ii) The rating of the Company’s debt is B- or lower by Standard & Poor’s Ratings Group or any successor rating agency thereof (“S&P”) or B3 or lower by Moody’s Investor Services, Inc. or any successor rating agency thereof (“Moody’s”) or the Company’s debt ceases to be assigned a rating by either S&P or Moody’s. See Note 25, “Subsequent Events” – Early termination of derivative contracts.

In addition, the Company is required to deposit cash collateral with three financial institutions, the counterparties to the forward and zero cost collar contracts, for any exposure in excess of $5 million for each financial institution. No cash collateral was required as of December 31, 2013.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

10. Product Warranties

Changes in accrued warranty liabilities for each period are as follows:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Beginning balance	$1,223	$631	$266
Addition to warranty reserve	1,917	2,069	1,295
Payments made	(2,268)	(1,555)	(924)
Translation adjustments	5	78	(6)

Ending balance	$877	$1,223	$631

11. Long-term Borrowings

Long-term borrowings as of December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012 (As Restated)	2011 (As Restated)
10.5% senior notes due April 2018 (the 2018 Notes)	$—	$203,691	$203,691
6.625% senior notes due July 2021 (the 2021 Notes)	225,000	—	—
Discount on senior notes	(1,077)	(2,038)	(2,302)

Long-term borrowings, net of unamortized discount	$223,923	$201,653	$201,389

6.625% Senior Notes

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of 6.625% senior notes due July 15, 2021, or the 2021 Notes, at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

The Company used net proceeds from the issuance of the 2021 Notes of $218.8 million, which represents $225.0 million of principal amount net of $1.1 million of original issue discount and $5.1 million of debt issuance costs, together with cash on hand, to repay all of the then outstanding 2018 Notes, including applicable premium and accrued interest, and to pay related fees and expenses of the 2021 Notes offering.

In connection with the refinancing of the Company’s senior notes, the Company recognized $32.8 million of loss on early extinguishment of senior notes, which consisted of $23.8 million from the applicable premium, $5.3 million from write-off of debt issuance costs, $1.9 million from write-off of discounts and $1.8 million of interest incurred during the notice period.

The Company can optionally redeem all or a part of the 2021 Notes according to the following schedule: (i) at any time prior to July 15, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of 2021 Notes issued under that certain Indenture, dated as of July 18, 2013, by and between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by that certain First Supplemental Indenture, dated as of March 27, 2014 (collectively, the “Indenture”), related to the 2021 Notes at a redemption price equal to 106.625% of the principal amount of the 2021 Notes redeemed, plus accrued and unpaid interest and special interest, if any, to the date of redemption with the net proceeds of a qualified equity offering; (ii) at any time prior to July 15, 2017, the Company may on any one or more occasions redeem all or a part of the 2021 Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus the applicable premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption; and (iii) on or after July 15, 2017, the Company may on any one or more occasions redeem all or a part of the 2021 Notes, at a redemption price equal to 103.313%, 101.656% and 100% of the principal amount of the notes redeemed on or after July 15, 2017, 2018 and 2019 and thereafter, respectively, plus accrued and unpaid interest and special interest, if any, on the notes redeemed, to the applicable date of redemption.

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

As of December 31, 2013, the Company was in compliance with all of its covenant requirements in the indenture relating to the 2021 Notes. See Note 25, “Subsequent Events” for a discussion of the indenture reporting covenant defaults which occurred in 2014.

In connection with the issuance of the 2021 Notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2013 to 2021. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $217 thousand for the year ended December 31, 2013. The remaining capitalized costs as of December 31, 2013, which were included in other non-current assets in the consolidated balance sheet, were $4,822 thousand.

10.5% Senior Notes

On April 9, 2010, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, issued $250 million aggregate principal amount of 10.5% senior notes due April 15, 2018, or the 2018 Notes, at a price of 98.674%. Interest on the 2018 Notes accrued at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2010.

In 2011, two of the Company’s wholly-owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $46.3 million out of $250.0 million aggregate principal amount of the 10.5% senior notes due April 15, 2018. In connection with the repurchases of the Company’s senior notes, the Company recognized $5,460 thousand of loss on early extinguishment of senior notes, which consisted of $3,998 thousand from repurchase premium, $554 thousand from write-off of discounts, $609 thousand from write-off of debt issuance costs and $299 thousand from incurrence of direct legal and advisory service fees.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

12. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. (Korea). Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2013, 98% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Beginning balance	$116,036	$93,559	$88,973
Provisions	23,169	21,530	16,481
Severance payments	(6,130)	(6,997)	(10,478)
Translation adjustments	2,281	7,944	(1,417)

	135,356	116,036	93,559
Less: cumulative contributions to the National Pension Fund	(383)	(395)	(403)
Group severance insurance plan	(801)	(783)	(724)

	$134,172	$114,858	$92,432

The severance benefits are funded approximately 0.9%, 1.02% and 1.21% as of December 31, 2013, 2012 and 2011, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its employees upon their normal retirement age:

Severance Benefit
2014	$377
2015	394
2016	1,351
2017	1,763
2018	3,134
2019 – 2023	21,322

The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement ages.

13. Warrants

In connection with the Company’s reorganization, the Company issued warrants to purchase 1,875 thousand of the Company’s common stock. The warrants were issued in partial satisfaction of the claims of the holders of the Company’s Senior Subordinated Notes and are exercisable at a price of $15.76 per share at any time following the issue date of the warrants, so long as the exercise of the warrants is exempt from the registration requirements of the Securities Act of 1933, as amended. The value of each warrant to purchase one common share was $1.35, which was estimated using the Black-Scholes option pricing model using the following assumptions: fair value of $6.32 per common share, exercise price of $15.76 per share, risk free rate of interest of 2.3%, volatility of 50%, dividend rate of 0% and term of 5 years. The warrants expired on November 9, 2014.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

14. Common Stock

Common stock par value $0.01 per share, was authorized in the amount of 150,000 thousand shares, of which 40,627 thousand shares were issued and 34,048 thousand shares were outstanding as of December 31, 2013.

Changes in common stock for each period are as follows:

	Year Ended December 31,
	2013		2012 (As Restated)		2011 (As Restated)
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock at the beginning of the period	35,635,357	$396	37,907,575	$394	38,401,989	$384
Forfeiture of restricted stock bonuses	—	—	—	—	(3,465)	—
Issuance of common stock	—	—	4,499	—	950,586	10
Exercise of stock options	579,476	6	155,708	2	90,005	—
Exercise of warrants	448,281	4	52	—	—	—
Acquisitions of treasury stock	(2,614,748)	—	(2,432,477)	—	(1,531,540)	—

Total common stock outstanding at the end of the period	34,048,366	$406	35,635,357	$396	37,907,575	$394

On October 7, 2011, the Board of Directors adopted a stock repurchase program whereby the Company may, subject to prevailing market conditions and other factors, repurchase up to $35 million of its outstanding common stock. The Board of Directors extended and increased the program by an additional $25 million in August 2012, for a maximum aggregate repurchase amount under the original program of up to $60 million. On July 30, 2013, the Company announced that the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock. The new stock repurchase program was effective August 5, 2013 through December 15, 2014, and replaced the original stock repurchase program. The stock repurchase program did not require that the Company purchases a minimum amount of shares of its common stock and may be commenced, suspended, resumed or terminated at any time without notice. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s common stock and other factors, and subject to contractual restrictions and restrictions under applicable law and regulations. The Company purchased 2,615 thousand shares of common stock on the open market at a cost of $51,000 thousand for the year ended December 31, 2013 and 2,432 thousand shares of common stock at a cost of $28,125 thousand for the year ended December 31, 2012. For the year ended December 31, 2011, the Company purchased 1,532 thousand shares of common stock at a cost of $11,793 thousand. The Company accounted for the treasury stock using the cost method, which treats it as a temporary reduction in stockholders’ equity. As a result, the stockholders’ equity has decreased by $51,000 thousand, $28,125 thousand and $11,793 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. In March 2014, the Board of Directors suspended the stock repurchase program indefinitely pending the completion of the Independent Investigation, and the stock repurchase program expired by its terms on December 15, 2014. Subsequent to December 31, 2013, the Company did not repurchase any shares under the stock repurchase program.

15. Equity Incentive Plans

The Company adopted its 2009 Common Unit Plan effective December 8, 2009, which is administered by the board of directors. Under the plan, employees, consultants and non-employee directors are eligible for equity incentives, including grants of options to purchase the Company’s common stock or restricted stock bonuses or restricted stock purchase rights and deferred stock awards, subject to terms and conditions determined by the board of directors. The term of options shall not exceed ten years from the date of grant. Restricted stock purchase rights shall be exercisable within a period established by the board of directors, which shall in no event exceed thirty days from the effective date of the grant. As of December 31, 2013, an aggregate maximum of 5,221 thousand shares were authorized and 553 thousand shares were reserved for all future grants.

Stock options are generally granted with exercise prices of no less than the fair market value of the Company’s common stock on the grant date. The requisite service period, or the period during which a grantee is required to provide service in exchange for option grants, coincides with the vesting period. The stock options vest over three years following grant, with 34% of the common stock vesting and becoming exercisable on the first anniversary of grant date and 8% or 9% of the common stock subject to the options vesting on completion of each three-month period thereafter.

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

No monetary payment (other than applicable tax withholding, if any) is required as a condition of receiving a deferred stock award, the consideration for which shall be services actually rendered to a participating company or for its benefit. Deferred stock awards may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria as shall be established by the Compensation Committee and set forth in the award agreement evidencing such award. Grantees have no voting rights with respect to stock represented by deferred stock awards until the date of the issuance of such stock (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company). If a grantee’s service terminates for any reason, whether voluntary or involuntary (including the grantee’s death or disability), then the grantee shall forfeit to the Company any deferred stock pursuant to the award which remain subject to vesting conditions as of the date of the grantee’s termination of service, and, in the event of the grantee’s termination for cause, such deferred stock award to the extent not yet settled. The Company shall issue to a grantee on the date on which deferred stock subject to the grantee’s deferred stock award vest or on such other date determined by the board of directors, in its discretion, and set forth in the award agreement one share (and/or any other new, substituted or additional securities or other property) for each deferred stock then becoming vested or otherwise to be settled on such date, subject to the withholding of applicable taxes, if any.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes stock option and restricted stock bonus activities for the years ended December 31, 2013, 2012 and 2011 after giving effect to the corporate conversion. At the date of grant, all options had an exercise price above the fair value of common stock:

	Number of Restricted Stock Bonuses	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2011	291,061	1,957,760	$6.32	14,158	9.0 years
Granted	—	181,125	11.68	—	—
Released from restriction	(287,596)	—	—	—	—
Forfeited	(3,465)	(39,920)	8.37	—	—
Exercised	—	(90,005)	5.88	—	—

Outstanding at December 31, 2011	—	2,008,960	$6.79	2,773	8.1 years

Vested and expected to vest at December 31, 2011 (As Restated)	—	1,974,611	6.75	2,742	8.1 years
Exercisable at December 31, 2011 (As Restated)	—	1,212,445	6.37	1,819	8.1 years

Outstanding at January 1, 2012	—	2,008,960	6.79	2,773	8.1 years
Granted	—	1,319,500	8.29	—	—
Forfeited	—	(95,271)	11.07	—	—
Exercised	—	(155,708)	5.88	—	—

Outstanding at December 31, 2012	—	3,077,481	7.35	26,385	7.9 years

Vested and expected to vest at December 31, 2012 (As Restated)	—	3,021,937	7.32	25,988	7.9 years
Exercisable at December 31, 2012 (As Restated)	—	1,726,891	6.54	16,203	7.0 years

Outstanding at January 1, 2013	—	3,077,481	7.35	26,385	7.9 years
Granted	—	455,000	17.08
Forfeited	—	(8,360)	10.89
Exercised	—	(579,476)	7.44

Outstanding at December 31, 2013	—	2,944,645	8.82	31,558	7.3 years

Vested and expected to vest at December 31, 2013	—	2,916,184	8.78	31,376	7.3 years
Exercisable at December 31, 2013	—	1,946,475	7.00	24,325	6.7 years

Total compensation expenses recorded for the stock options were $2,213 thousand and $2,389 thousand for the years ended December 31, 2013 and 2012, respectively, and for the restricted stock bonuses and stock options were $882 thousand and $1,334 thousand for the year ended December 31, 2011, respectively. As of December 31, 2013, there was $1,357 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average future period of 0.7 year. Total fair values of restricted stock bonuses released from restriction were $1,818 thousand for the year ended December 31, 2011. Total fair value of options vested were $1,746 thousand, $1,515 thousand and $1,565 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted for the years ended December 31, 2013, 2012 and 2011 and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Grant-date fair value of option	$4.30	$2.70	$4.12
Expected term	2.8 Years	3.0 Years	3.0 Years
Risk-free interest rate	0.4%	0.4%	0.9%
Expected volatility	37.6%	48.8%	52.2%
Expected dividends	—	—	—

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31,
	2013		2012 (As Restated)		2011 (As Restated)
	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value
Unvested options at the beginning of the period	1,350,590	$2.79	796,514	$2.60	1,327,825	$2.37
Granted options during the period	455,000	4.30	1,319,500	2.70	181,125	4.12
Vested options during the period	(651,530)	2.68	(654,022)	2.32	(637,940)	2.51
Forfeited options during the period	(7,106)	3.92	(74,335)	4.02	(37,215)	2.99
Exercised options during the period	(148,784)	2.46	(37,067)	1.87	(37,281)	2.11

Unvested options at the end of the period	998,170	$3.69	1,350,590	$2.79	796,514	$2.60

16. Restructuring and Impairment Charges

2013 Restructuring and Impairment Charges

The Company recognized $1,829 thousand of restructuring charges for the year ended December 31, 2013 from restructuring its six inch fabrication facilities and $617 thousand of impairment charges from certain existing technology.

The Company recognized impairment charges related to impairment of goodwill, certain technology and machinery and equipment purchased in connection with the Dawin acquisition, by $3,389 thousand, $1,864 thousand and $508 thousand, respectively.

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

The Company recognized $1,100 thousand of restructuring charges for the year ended December 31, 2011, which were incurred by the closure of the Company’s research and development center in Japan and sales subsidiary in the U.K. The closure process was completed as of December 31, 2011 and all related liabilities were paid. The restructuring charges primarily consist of $842 thousand of one-time employee termination benefits, $243 thousand of contract termination cost and other administrative costs such as outside service fees.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

17. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2013, the total intercompany loan balance was $536 million. The Korean won to U.S. dollar exchange rates were 1,055.3:1, 1,071.1:1 and 1,153.3:1 using the first base rate as of December 31, 2013, 2012 and 2011, respectively, as quoted by the Korea Exchange Bank.

18. Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction. “Domestic” refers to the income before taxes and current income taxes generated or incurred in the United States, where the parent company resides.

The components of income tax expense are as follows:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Income (loss) before income taxes
Domestic	$(6,127)	$(2,634)	$(2,021)
Foreign	(54,106)	125,519	(1,165)

	$(60,233)	$122,885	$(3,186)

Current income taxes expense (benefit)
Domestic	$(2,258)	$6,170	$54
Foreign	4,875	4,533	6,038
Uncertain tax position liability (domestic)	(87)	14	41
Uncertain tax position liability (foreign)	7	175	507

	2,537	10,892	6,640

Deferred income taxes expense
Foreign	1,433	1,955	1,475

Total income tax expenses	$3,970	$12,847	$8,115

Effective tax rate	—	10.5%	—

The Company’s annual effective tax rate was 10.5% for the year ended December 31, 2012.

The differences between the annual effective tax rates and the U.S. federal statutory rate of 35.0% primarily result from the non-income based withholding tax levied on intercompany interest income in the Company’s Dutch subsidiary, application of lower tax rates associated with certain earnings from the Company’s operations outside the U.S., the parent Company’s interest income, which is non-taxable for US tax purposes and the change of valuation allowance of deferred tax assets.

The statutory income tax rate of the Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., applicable to the Company was approximately 24.2% in 2013, 2012 and 2011.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Provision computed at statutory rate	$(21,082)	$43,010	$(1,115)
Change in statutory tax rate	—	—	(11,872)
Difference in foreign tax rates	5,375	(12,544)	3,946
Permanent differences
Derivative assets adjustment	1,469	3,364	(6,334)
TPECs, hybrid and other interest	(3,151)	(5,920)	(6,513)
Permanent impairment	—	(935)	(5,120)
Thin capitalization	—	97	3,422
Deemed dividend	—	7,609	—
Permanent foreign currency gain (loss)	3,351	(465)	2,439
Customs penalty	—	742	—
Other permanent differences	(881)	1,556	674
Withholding tax	3,918	4,242	5,861
Foreign exchange rate adjustment	(7,455)	(4,127)	3,867
Change in valuation allowance	24,062	(21,184)	20,124
Tax credit	(1,818)	(2,796)	(1,823)
Uncertain tax positions liability	(80)	189	548
Others	262	9	11

Income tax expenses	$3,970	$12,847	$8,115

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Deferred tax assets
Accounts Receivables	$28,628	$8,799	$5,333
Inventories	5,866	3,501	299
Derivative assets	—	—	2,361
Accrued expenses	8,758	2,812	2,243
Product warranties	292	306	556
Other reserves	684	1,072	518
Royalty income	1,364	3,118	3,452
Property, plant and equipment	13,667	12,945	13,704
Intangible assets	922	—	—
Accumulated severance benefits	27,769	23,465	18,507
Foreign currency translation loss	12,220	13,533	26,718
NOL carry-forwards	53,714	72,533	112,195
Tax credit	26,041	26,786	24,954
Other long-term payable	608	168	84
Others	2,887	1,438	3,705

Total deferred tax assets	183,420	170,476	214,629
Less: valuation allowance	(178,729)	(162,968)	(200,056)

	4,691	7,508	14,573

Deferred tax liabilities
Derivative assets	1,189	124	—
Intangible assets	—	1,712	3,331
Foreign currency translation gain	19	1,003	4,146
Others	1,239	295	250

Total deferred tax liabilities	2,447	3,134	7,727

Net deferred tax assets	$2,244	$4,374	$6,846

Reported as
Current deferred income tax assets	$1,348	$1,788	$2,076
Long-term deferred income tax assets	$896	$2,586	$4,770

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The valuation allowances at December 31, 2013, 2012 and 2011 are primarily attributable to net deferred tax assets at the Company’s Korean subsidiary for which, due to expected losses related to the Company’s Korean subsidiary in future years, the Company has recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain foreign subsidiary’s deferred tax assets pertaining to its related tax loss carry-forwards that are not anticipated to generate a tax benefit. Changes in valuation allowance for deferred tax assets for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Beginning balance	$162,968	$200,056	$207,774
Charged to expense (income)	24,062	(21,184)	20,124
NOL and tax credit expiration	(10,150)	(25,305)	(25,965)
Translation adjustment	1,849	9,401	(1,877)

Ending balance	$178,729	$162,968	$200,056

The amount presented as “Charged to expense (income)” primarily relates to the utilization of net operating loss and tax credit carry-forwards, or pre-tax losses for which there is no tax benefit.

The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires the Company to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which the Company operates and the overall future industry outlook.

As of December 31, 2013, 2012 and 2011, the Company had net deferred tax assets of $2,244 thousand, $4,374 thousand and $6,846 thousand, respectively, related to the Company’s Japanese subsidiary. As of December 31, 2013, 2012 and 2011, the Company recorded a valuation allowance of $178,729 thousand, $162,968 thousand and $200,056 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credit in domestic and foreign subsidiaries. The Company maintained to record these valuation allowances on deferred tax assets based on its assessment that the negative evidence of expected losses in early future years outweighed the positive evidence of historical income over a number of years.

As of December 31, 2013, the Company had approximately $195,421 thousand of net operating loss carry-forwards available to offset future taxable income. The majority of net operating loss is associated with the Company’s Korean subsidiary, which expires in 2019, and with the Company’s Luxembourg subsidiary with indefinite expiration. The Company utilized net operating loss of $69,159 thousand, $86,938 thousand and $32,749 thousand, for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also has Korean and Dutch tax credit carry-forwards of approximately $9,252 thousand and $16,789 thousand, respectively, as of December 31, 2013. The Korean tax credits expire at various dates starting from 2014 to 2018, and the Dutch tax credits are carried forward to be used for an indefinite period of time.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Uncertainty in Income Taxes

The Company and the Company’s subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all open tax years.

As of December 31, 2013, 2012 and 2011, the Company recorded $3,706 thousand, $3,820 thousand and $3,472 thousand of liabilities for unrecognized tax benefits, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $106 thousand, $5 thousand and $5 thousand of income tax benefits by reversing liabilities due to the lapse of the applicable statute of limitations and incurred $7 thousand, $55 thousand and $474 thousand of income tax expenses for uncertain tax positions mainly resulting from withholding taxes related to intercompany balances.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $20 thousand, $139 thousand, $78 thousand of interest and penalties as income tax expense for the years ended December 31, 2013, 2012 and 2011, respectively. Total interest and penalties accrued as of December 31, 2013, 2012 and 2011 were $530 thousand, $544 thousand and $396 thousand, respectively.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Unrecognized tax benefits, balance at the beginning	$11,196	$10,297	$10,790
Additions based on tax positions related to the current year	1,690	1,342	1,950
Additions for tax positions of prior years	—	41	—
Lapse of statute of limitations	(1,067)	(942)	(2,410)
Translation adjustment	46	458	(33)

Unrecognized tax benefits, balance at the ending	$11,865	$11,196	$10,297

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

19. Geographic and Segment Information

The Company has one operating segment, consisting of three business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s chief operating decision maker is considered to be its Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following is a summary of net sales by business line:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Net Sales
Display Solutions	$202,951	$285,939	$323,634
Semiconductor Manufacturing Services	395,365	395,858	330,715
Power Solutions	135,329	124,960	87,922
All other	532	579	859

Total net sales	$734,177	$807,336	$743,130

The following is a summary of net sales by region, based on the location of the customer:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Korea	$313,634	$365,682	$372,736
Asia Pacific (other than Korea)	284,429	271,908	271,521
U.S.A.	100,790	124,481	75,378
Europe	32,136	39,304	14,022
Others	3,188	5,961	9,473

	$734,177	$807,336	$743,130

Net sales from the Company’s top ten largest customers accounted for 59%, 61% and 60% for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, the Company had one customer that represented 11.3% of its net sales. For the years ended December 31, 2012 and 2011, the Company had another customer that represented 11.5% and 15.4% of its net sales, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of December 31, 2013.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

20. Commitments and Contingencies

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

Upon the closing of the Original Acquisition, the Company’s Korean subsidiary and SK Hynix also entered into lease agreements under which the Company’s Korean subsidiary leases space to SK Hynix in several buildings, primarily warehouses and utility facilities, in Cheongju, Korea. These leases are generally for an initial term of 20 years plus an indefinite number of renewal terms of 10 years each. Each of the leases is cancelable upon 90 days’ notice by the lessee. The Company also leases certain land from SK Hynix located in Cheongju, Korea. The term of this lease is indefinite unless otherwise agreed by the parties, and as long as the buildings remain on the lease site and are owned and used by the Company for permitted uses.

Operating Leases

The Company leases land, office space and equipment under various operating lease agreements with various terms. Rental expenses were approximately $8,829 thousand, $8,879 thousand and $8,148 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows:

2014	$6,001
2015	5,447
2016	4,552
2017	2,212
2018	2,212
2019 and thereafter	32,847

$53,271

21. Related Party Transactions

Stockholders

Funds affiliated with Avenue Capital Management II, L.P. owned 12.0% of the Company’s common stock issued and outstanding at December 31, 2013.

Warrants

Funds affiliated with Avenue Capital Management II, L.P. own warrants for the purchase of 556 thousand common shares out of the total warrants for the purchase of 1,426 thousand shares outstanding as of December 31, 2013.

Registration Rights Agreement

On November 9, 2009, we entered into a registration rights agreement with the holders of MagnaChip Semiconductor LLC’s common units issued in our reorganization proceedings, including Avenue, where we granted them registration rights with respect to our common stock. In 2012 and 2013, the Company paid fees and expenses of $1.2 million and $0.8 million, respectively, in connection with the registration and sale of shares of our common stock by Avenue pursuant to such registration rights agreement. Affiliates of Avenue currently have two employees serving as members of our Board. Another member of our Board was also previously employed by affiliates of Avenue until December 31, 2012, and currently serves as a consultant to affiliates of Avenue.

Senior Notes

On March 16, 2011, the Company repurchased $35.0 million out of $250.0 million aggregate principal amount of the Company’s 10.500% senior notes due April 15, 2018 at a price of 109.0% from funds affiliated with Avenue Capital Management II, L.P. The Company paid the funds affiliated with Avenue Capital Management II, L.P. $2,154 thousand of interest for the year ended December 31, 2011.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

22. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Foreign currency translation adjustments	$(57,326)	$(43,599)	$(5,862)
Derivative adjustments	6,587	2,074	(7,771)
Unrealized gain on investments	681	75	90

Total	$(50,058)	$(41,450)	$(13,543)

Changes in accumulated other comprehensive loss for the years ended December 31, 2013 and 2012 is as follows:

Year Ended December 31, 2013	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(43,599)	$2,074	$75	$(41,450)

Other comprehensive income (loss) before reclassifications	(13,727)	7,497	606	(5,624)
Amounts reclassified from accumulated other comprehensive income	—	(2,984)	—	(2,984)

Net current-period other comprehensive income (loss)	(13,727)	4,513	606	(8,608)

Ending balance	$(57,326)	$6,587	$681	$(50,058)

Year Ended December 31, 2012 (As Restated)	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(5,862)	$(7,771)	$90	$(13,543)

Other comprehensive income (loss) before reclassifications	(37,737)	5,237	(15)	(32,515)
Amounts reclassified from accumulated other comprehensive loss	—	4,608	—	4,608

Net current-period other comprehensive income (loss)	(37,737)	9,845	(15)	(27,907)

Ending balance	$(43,599)	$2,074	$75	$(41,450)

Year Ended December 31, 2011 (As Restated)	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(14,235)	$8,767	$193	$(5,275)

Other comprehensive income (loss) before reclassifications	8,373	(5,559)	(103)	2,711
Amounts reclassified from accumulated other comprehensive income	—	(10,979)	—	(10,979)

Net current-period other comprehensive income (loss)	8,373	(16,538)	(103)	(8,268)

Ending balance	$(5,862)	$(7,771)	$90	$(13,543)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

23. Earnings (loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Net income (loss)	$(64,203)	$110,038	$(11,301)
Weighted average common stock outstanding
Basic	35,232,194	36,567,684	38,775,642
Diluted	35,232,194	37,533,391	38,775,642
Earnings (loss) per share
Basic	$(1.82)	$3.01	$(0.29)
Diluted	$(1.82)	$2.93	$(0.29)

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they would have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2013	2012 (As Restated)	2011 (As Restated)
Options	2,944,645	255,023	2,008,960
Warrants	1,426,330	1,874,977	1,875,017

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

24. Unaudited Quarterly Financial Results

The following tables present selected unaudited Consolidated Statements of Operations for each quarter of the years ended December 31, 2013 and 2012.

	Fiscal Year 2013
	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter
Net sales	$194,322	$193,533	$170,812	$175,510
Gross profit	58,235	45,241	34,413	17,179
Operating income (loss)	13,966	2,665	(10,220)	(33,179)
Net income (loss)	$(17,589)	$(24,668)	$251	$(22,197)
Earnings (loss) per share:
Basic	$(0.49)	$(0.70)	$0.01	$(0.64)
Diluted	$(0.49)	$(0.70)	$0.01	$(0.64)
Weighted average common stock outstanding:
Basic	35,539,413	35,474,001	35,443,820	34,480,849
Diluted	35,539,413	35,474,001	37,484,601	34,480,849

	Fiscal Year 2012
	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter (As Restated)
Net sales	$176,049	$200,989	$220,881	$209,417
Gross profit	45,512	59,900	74,649	63,186
Operating income	9,565	20,345	32,492	21,913
Net income	$13,361	$2,458	$47,210	$47,009
Earnings per share:
Basic	$0.36	$0.07	$1.30	$1.31
Diluted	$0.35	$0.07	$1.27	$1.27
Weighted average common stock outstanding:
Basic	37,524,127	36,713,569	36,199,655	35,845,367
Diluted	38,282,932	37,517,712	37,290,612	37,050,284

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table presents the impact of the restatement adjustments on the Company’s condensed consolidated statement of operations for each of first three quarters of the year ended December 31, 2013 (Unaudited):

	Three Month Ended March 31, 2013			Three Month Ended June 30, 2013			Three Month Ended September 30, 2013
	As Previously Reported	Adjustments (a)	As Restated	As Previously Reported	Adjustments (b)	As Restated	As Previously Reported	Adjustments (c)	As Restated
Net sales	$205,298	$(10,976)	$194,322	$215,289	$(21,756)	$193,533	$217,824	$(47,012)	$170,812
Gross profit	65,743	(7,508)	58,235	71,048	(25,807)	45,241	71,888	(37,475)	34,413
Operating income (loss)	22,924	(8,958)	13,966	30,208	(27,543)	2,665	30,625	(40,845)	(10,220)
Net income (loss)	$(7,405)	$(10,184)	$(17,589)	$4,436	$(29,104)	$(24,668)	$46,671	$(46,420)	$251
Earnings (loss) per share:
Basic	$(0.21)	$(0.28)	$(0.49)	$0.13	$(0.83)	$(0.70)	$1.32	$(1.31)	$0.01
Diluted	$(0.21)	$(0.28)	$(0.49)	$0.12	$(0.82)	$(0.70)	$1.24	$(1.23)	$0.01
Weighted average common stock outstanding:
Basic	35,539,413		35,539,413	35,474,001		35,474,001	35,443,820		35,443,820
Diluted	35,539,413		35,539,413	37,125,005		35,474,001	37,493,550		37,484,601

a)	Adjustments to net income for the quarter ended March 31, 2013 include the unfavorable impact of $2,534 thousand related to the correction of revenue recognition, the unfavorable impact of $3,860 thousand related to increased inventory reserve, the unfavorable impact of $2,487 thousand for correction of inappropriately recognized maintenance expense, (which includes an offset favorable impact of $520 thousand for those transactions that involve certain cash payments to a maintenance supplies vendor, that (i) the vendor used to purchase products from distributors; (ii) the distributors then paid to the Company for those products; and (iii) in turn were applied to the Company’s aged accounts receivable), the unfavorable impact of $1,119 thousand related to tax matters and the net unfavorable impact of $184 thousand for other adjustments.
b)	Adjustments to net income for the quarter ended June 30, 2013 include the unfavorable impact of $9,350 thousand related to the correction of revenue recognition, the unfavorable impact of $6,336 thousand related to increased inventory reserve, the unfavorable impact of $11,561 related to settlement obligations, the unfavorable impact of $1,395 thousand for tax matters and the net unfavorable impact of $462 thousand for other adjustments.
c)	Adjustments to net income for the quarter ended September 30, 2013 include the unfavorable impact of $15,764 thousand related to the correction of revenue recognition, the unfavorable impact of $17,825 thousand related to increased inventory reserve, the unfavorable impact of $2,446 thousand for correction of inappropriately recognized maintenance expense, (which includes an offset favorable impact of $1,100 thousand for those transactions that involve certain cash payments to a maintenance supplies vendor, that (i) the vendor used to purchase products from distributors; (ii) the distributors then paid to the Company for those products; and (iii) in turn were applied to the Company’s aged accounts receivable), the unfavorable impact of $11,139 thousand related to tax matters, the favorable impact of $1,412 related to settlement obligations and the net unfavorable impact of $658 thousand for other adjustments. In addition, we have corrections for net presentation of certain revenue recognition from gross presentation which has no impact to net income.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table presents the impact of the restatement adjustments on the Company’s condensed consolidated statement of operations for each quarter of the year ended December 31, 2012 (Unaudited):

	Three Month Ended March 31, 2012			Three Month Ended June 30, 2012			Three Month Ended September 30, 2012			Three Month Ended December 31, 2012
	As previously reported	Adjustments (a)	As Restated	As previously reported	Adjustments (b)	As Restated	As previously reported	Adjustments (c)	As Restated	As previously reported	Adjustments (d)	As Restated
Net sales	$177,002	$(953)	$176,049	$202,634	$(1,645)	$200,989	$221,872	$(991)	$220,881	$218,084	$(8,667)	$209,417
Gross profit	49,915	(4,403)	45,512	62,858	(2,958)	59,900	76,440	(1,791)	74,649	74,288	(11,102)	63,186
Operating income	11,875	(2,310)	9,565	23,003	(2,658)	20,345	35,582	(3,090)	32,492	35,347	(13,434)	21,913
Net income	$15,263	$(1,902)	$13,361	$4,340	$(1,882)	$2,458	$48,412	$(1,202)	$47,210	$125,286	$(78,277)	$47,009
Earnings per share:
Basic	$0.41	$(0.05)	$0.36	$0.12	$(0.05)	$0.07	$1.34	$(0.04)	$1.30	$3.50	$(2.19)	$1.31
Diluted	$0.40	$(0.05)	$0.35	$0.12	$(0.05)	$0.07	$1.30	$(0.03)	$1.27	$3.38	$(2.11)	$1.27
Weighted average common stock outstanding:
Basic	37,524,127		37,524,127	36,713,569		36,713,569	36,199,655		36,199,655	35,845,367		35,845,367
Diluted	38,298,336		38,282,932	37,566,699		37,517,712	37,324,787		37,290,612	37,074,657		37,050,284

a)	Adjustments to net income for the quarter ended March 31, 2012 include the favorable impact of $2,914 thousand related to the correction of revenue recognition, the unfavorable impact of $4,479 thousand related to increased inventory reserve and the net unfavorable impact of $337 thousand for other adjustments.
b)	Adjustments to net income for the quarter ended June 30, 2012 include the unfavorable impact of $4,730 thousand related to the correction of revenue recognition, the favorable impact of $2,352 thousand related to change in inventory reserve and the net favorable impact of $496 thousand for other adjustments.
c)	Adjustments to net income for the quarter ended September 30, 2012 include the favorable impact of $3,502 thousand related to the correction of revenue recognition, the unfavorable impact of $2,665 thousand related to increased inventory reserve, the unfavorable impact of $3,378 thousand related to accrual of understated employee benefits and the net favorable impact of $1,339 thousand for other adjustments.
d)	Adjustments to net income for the quarter ended December 31, 2012 include the unfavorable impact of $66,236 thousand related to tax matters, the unfavorable impact of $10,423 thousand related to the correction of revenue recognition and the net unfavorable impact of $1,618 thousand for other adjustments.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

25. Subsequent Events

Matters Related to the Audit Committee’s Review, the Restatement of Certain of the Company’s Consolidated Financial Statements, the State of the Company’s Internal Control Over Financial Reporting and the Company’s Failure to Timely File Periodic Reports with the SEC

Securities Class Action Complaint

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s current and now-former officers on behalf of shareholders who purchased or acquired the Company’s securities between February 1, 2012 and March 11, 2014. On September 30, 2014, an amended complaint was filed against the Company, certain current and now-former officers of the Company, certain members of the Company’s Board of Directors, and a shareholder of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action, Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-CV-1160, is pending in the Northern District of California. The Court has granted the plaintiffs thirty days from the date the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) is filed with the U.S. Securities and Exchange Commission (the “SEC”) to file and serve a further amended complaint. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

SEC Enforcement Staff Investigation

In addition, in March 2014, the Company voluntarily reported to the SEC that the Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced the Independent Investigation. Over the course of 2014, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the Independent Investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. The Company will continue to cooperate with the SEC in this investigation. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

Late Filings and NYSE Actions

On April 4, 2014, the Company filed a Current Report on Form 8-K with the SEC announcing that on April 2, 2014 the Company received from NYSE Regulation, Inc. (the “NYSE”) a notice of failure to satisfy a continued listing rule or standard and related monitoring. The notice informed the Company that, as a result of the failure to timely file the 2013 Form 10-K, the Company is subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE Listed Company Manual (“Section 802.01E”). Under the Section 802.01E procedures, the NYSE will monitor the status of the filing of the 2013 Form 10-K and related public disclosures for up to a six-month period from its due date. If the Company did not file the 2013 Form 10-K within six months from the filing due date, the NYSE may, in its sole discretion, allow the Company’s common stock to trade for up to an additional six months pending the filing of the 2013 Form 10-K prior to commencing suspension or delisting procedures, depending on the Company’s specific circumstances.

On September 5, 2014, the Company made a request to the NYSE that its shares are permitted to continue to trade on the NYSE while the Company completed its restatement of the consolidated financial statements. On October 3, 2014, the Company received an extension for continued listing and trading of the Company’s common stock on the NYSE. The extension, subject to ongoing reassessment by the NYSE, provided the Company with an additional trading period until April 1, 2015, during which the Company can file its 2013 Form 10-K with the SEC. On February 12, 2015, the Company filed its 2013 Form 10-K, and simultaneously filed its Form 10-Q for each of the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014. The Company believes that these filings with the SEC satisfy the NYSE continued listing requirements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2021 Notes indenture reporting covenant default

As disclosed in the Company’s Form 8-K filed on June 25, 2014, the Company received a notice of default on June 20, 2014 (the “10-K and Q1 10-Q Notice of Default”) from the Trustee under the Indenture. The 10-K and Q1 10-Q Notice of Default related to the failure by the Company, pursuant to Section 4.03 of the Indenture, to file with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Initial Reporting Defaults”). The Company did not cure the Initial Reporting Defaults within the applicable 60-day grace period and the Initial Reporting Defaults ripened into Events of Default. The Company elected, as the sole and exclusive remedy for the Events of Default, to pay additional interest on the Notes at a rate equal to 0.25% per annum of the principal amount of the Notes (the “Additional Interest”) for a period of 180 days following the occurrence of the Events of Default (the “Additional Interest Period”).

On August 20, 2014, the Company received a notice of default related to its failure to file its Form 10-Q for the fiscal quarter ended June 30, 2014 (the “Q2 10-Q Notice of Default”), and on November 19, 2014, the Company received a notice of default related to its failure to file its Form 10-Q for the fiscal quarter ended September 30, 2014 (the “Q3 10-Q Notice of Default”). These defaults also ripened into Events of Default and on December 29, 2014 and January 15, 2015, respectively, the Company elected to extend the Additional Interest Period for up to 180 days following each additional Event of Default.

Upon the filing with the SEC of this Report and expected filing of the Form 10-Qs for each of the fiscal quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, the Company believes it will regain compliance with its reporting obligations under the Indenture, cure all identified covenant defaults in each of the 10-K and Q1 10-Q Notice of Default, the Q2 10-Q Notice of Default, and the Q3 10-Q Notice of Default, and cease accruing the Additional Interest on the Notes as of the filing date of 10-Q for the fiscal quarter ended September 30, 2014.

Early termination of derivative contracts

On September 1, 2014, the Company and the counterparty, the Goldman Sachs International bank (“GS”), mutually agreed to terminate a zero cost collar contract under termination provisions of the International Swaps and Derivatives Association (“ISDA”) agreement. In connection with this termination, the Company received $1,050 thousand for settlement proceeds from GS.

On September 30, 2014, the Company and the counterparty, the UBS AG, Seoul Branch (“UBS”), mutually agreed to terminate a zero cost collar contract under termination provisions of the ISDA agreement. In connection with this termination, the Company received $430 thousand for settlement proceeds from UBS.

Close of a fabrication facility

On December 4, 2014, the Company approved a plan to close its six-inch fabrication facility in Cheongju, South Korea (the “6-inch fab”). This plan is expected to be substantially implemented over the next 12 months, and the 6-inch fab is expected to be closed by the end of 2015. The Company plans to transfer the 6-inch fab employees to the Company’s other facilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Background

In January 2014, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) commenced an internal investigation, with the assistance of independent legal counsel engaged by the Audit Committee and outside forensic accountants, into the Company’s accounting practices and procedures (the “Independent Investigation”), initially reviewing certain revenue recognition practices and procedures that were raised during the 2013 year-end audit process.

As previously reported in the Company’s Current Report on Form 8-K filed on March 11, 2014, the Audit Committee in consultation with management and the Board, concluded on March 6, 2014 that the Company’s previously issued financial statements for the fiscal years ended December 31, 2011 and 2012 and the first three quarters of fiscal years 2013 should no longer be relied upon. Accordingly, the Company has restated its previously issued financial statements covering those periods. The Company is correcting the underlying errors for those periods within this annual report on Form 10-K for the year ended December 31, 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements”, and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Restatement of Consolidated Financial Statements and Note 24. Unaudited Quarterly Financial Results”.

As previously announced in March 2014, the then-Executive Vice President and Chief Financial Officer of the Company resigned and Jonathan Kim, our Senior Vice President of Finance and Chief Accounting Officer was appointed to also serve as the Interim Chief Financial Officer and Principal Financial Officer of the Company. Also as previously announced in May 2014, the then-Chief Executive Officer and Chairman of the Board resigned, and YJ Kim, our Executive Vice President and General Manager of the Display Solutions Division, was appointed to also serve as the Interim Chief Executive Officer and Principal Executive Officer of the Company.

(b) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Interim Chief Executive Officer (“Principal Executive Officer”) and Interim Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow for timely decisions regarding required disclosure.

Management of the Company, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2013. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K, because of the material weaknesses in internal control over financial reporting described below.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and our Principal Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”). Based on our assessment, we identified material weaknesses in our internal control over financial reporting. Because of the material weaknesses described below, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

Rule 12b-2 under the Exchange Act of 1934, and Rule 1-02 of Regulation S-X defines a “material weakness” as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition we have concluded that the material weaknesses noted below existed in the Company’s internal control over financial reporting as of December 31, 2013.

Control Environment:

We did not maintain an effective control environment based on the criteria established in the COSO Framework. Specifically, we did not maintain a control environment that effectively emphasized (i) an attitude of integrity and ethics against the pressure to achieve sales, gross margin and adjusted EBITDA targets, (ii) adherence to U.S. GAAP, (iii) utilization of the whistleblower program, and (iv) prevention or detection of undisclosed business practices involving the circumvention of internal controls under the management team then in place, resulting in the inaccurate accounting for certain transactions with respect to sales, cost of sales, inventory, fixed assets, provisions and income taxes, among others. In addition, we did not maintain an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements under U.S. GAAP.

Monitoring Activities:

We did not effectively evaluate and communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective actions. Specifically, we did not maintain an effective internal audit function whereby the internal control team exercised full authority to independently report to the Audit Committee in order to provide adequate monitoring of control activities related to financial reporting throughout the organization. As a result, (i) the Company’s monitoring activities, including internal audit function that should have prevented or detected errors or failure to abide by internal controls were not effective; and (ii) incomplete information was provided to the Company’s Audit Committee, which limited the Audit Committee’s ability to effectively oversee the accounting and financial reporting processes and internal control over financial reporting of the Company.

Controls over the Period End Closing and Financial Reporting:

We did not design effective controls over the completeness and accuracy of our period end adjusting entries. Specifically, controls over the analysis, documentation, review and approval of the accounting and reporting of entries were not designed effectively to ensure the accuracy and completeness of the entries recorded.

Income Tax Accounting and Disclosures:

We did not design effective controls over the completeness and accuracy of our income tax accounting and disclosures. Specifically, we did not design effective controls over the review of tax rules and regulations and the analysis and review of accounting implications with respect to current and deferred income taxes, uncertain tax positions and related disclosures.

These material weaknesses resulted in the restatement of the Company’s consolidated financial statements and related financial disclosures for the years ended December 31, 2011 and 2012 and each of the first three quarters of 2012 and 2013. These material weaknesses also resulted in adjustments to our net sales, cost of sales, selling, general and administrative expenses, research and development expenses, other income, income tax expense, and related assets and liabilities as well as the related financial disclosures for each of the first three quarters of 2013 and to our accounting records for the quarter ended December 31, 2013. In addition, these material weaknesses could result in further misstatements of the financial statements or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

(d) Remediation Plan

At the recommendation of the Audit Committee, based upon preliminary findings of the Independent Investigation, the Board created a new position of Chief Accounting Officer. Jonathan Kim was named to that position in March 2014.

The Company is in the process of developing and implementing remediation plans to address our material weaknesses. Our remediation plans are designed to strengthen our internal control over financial reporting, and they include the following:

Control Environment:

The Principal Executive Officer and Principal Financial Officer/Chief Accounting Officer (“new management team”) are committed to implementing and maintaining a strong control environment, high ethical standards, and financial reporting integrity. The new management has taken steps to communicate our expectation of the enhanced compliance with our ethical standards through various means including mandatory ethical compliance trainings for all employees. Through those employee training sessions, we specifically emphasized the importance of our whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, and violations of our code of ethics or other topics.

In addition, the new management team has implemented a sub-certification process, which requires that certain employees certify on a quarterly basis that they have no knowledge of (i) any transaction of which terms deviate from the terms of written sales or purchasing contracts, and (ii) any undisclosed or unauthorized transaction that should be communicated to the authorized personnel in the accounting team. Moreover, we are continuing to strengthen our accounting and finance teams by hiring permanent personnel with extensive U.S. GAAP experience, and have facilitated U.S. GAAP training programs for relevant employees.

Monitoring Activities:

We are building an environment that prioritizes compliance across the enterprise, placing special efforts on improving internal audits and compliance with the Sarbanes-Oxley Act. We hired a new Director of Compliance and Internal Audit, whose primary duties are to design, implement, and operate our internal control over financial reporting.

In order to reinforce the independence and objectivity of our internal audit activities from the management, the Director of Compliance and Internal Audit is authorized to report directly to the Audit Committee.

Period End Closing and Financial Reporting:

We are implementing additional review of period end adjusting entries with a detailed checklist, including the involvement of finance and operational executives, in order to strengthen controls over the completeness and accuracy of both recurring and non-recurring journal entries.

Income Tax Accounting and Disclosures:

We are continuously improving our procedures and controls over tax accounting and reporting by ensuring that we, on a timely basis, (i) review rules and regulations of tax jurisdictions relevant to each of our consolidated entities; (ii) review related accounting implications; and (iii) improve the competency of our accounting employees through ongoing training on income tax accounting, disclosure practices, and rules and regulations.

(e) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
R. Douglas Norby	79	Non-Executive Chairman of the Board of Directors, Chairman of the Audit Committee, and Member of the Nominating and Corporate Governance Committee and Risk Committee
Michael Elkins	47	Lead Director, Chairman of the Compensation Committee, and Member of the Audit Committee and Nominating and Corporate Governance Committee
Randal Klein	49	Director, Chairman of the Finance Committee, and Member of the Risk Committee
Ilbok Lee	69	Director, Chairman of the Nominating and Corporate Governance Committee, and Member of the Compensation Committee and Risk Committee
Brian Mulhern	40	Director and Member of the Finance Committee
Nader Tavakoli	56	Director, Chairman of the Risk Committee, and Member of the Audit Committee and Compensation Committee
Young-Joon (YJ) Kim	50	Interim Chief Executive Officer and General Manager, Display Solutions Division
Tae Young Hwang	58	Chief Operating Officer and President
Heung Kyu (HK) Kim	51	Executive Vice President and General Manager, Power Solutions Division
Brent Rowe	53	Executive Vice President, Worldwide Sales
Tae Jong Lee	52	Executive Vice President and General Manager, Corporate Engineering
Jonathan Kim	40	Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer
Theodore Kim	45	Senior Vice President, General Counsel and Secretary

R. Douglas Norby, Non-Executive Chairman of the Board of Directors, Chairman of the Audit Committee, and Member of the Nominating and Corporate Governance Committee and Risk Committee. Mr. Norby became our Non-Executive Chairman of the Board of Directors in May 2014 and our director and Chairman of the Audit Committee in March 2010. Mr. Norby retired from full time employment in July 2006. Mr. Norby previously served as our director and Chairman of the Audit Committee from May 2006 until October 2008. Mr. Norby served as Senior Vice President and Chief Financial Officer of Tessera Technologies, Inc., a public semiconductor intellectual property company, from July 2003 to January 2006. Mr. Norby worked as a management consultant with Tessera from May 2003 until July 2003 and from January 2006 to July 2006. Mr. Norby served as Chief Financial Officer of Zambeel, Inc., a data storage systems company, from March 2002 until February 2003, and as Senior Vice President and Chief Financial Officer of Novalux, Inc., an optoelectronics company, from December 2000 to March 2002. Prior to his tenure with Novalux, Inc., Mr. Norby served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation from November 1996 to December 2000. Mr. Norby is a director of Alexion Pharmaceuticals, Inc., STATS ChipPAC Ltd. and Singulex, Inc. (a private company). Mr. Norby was a director of Invensense Inc. from September 2009 until July 2014, Ikanos Communications, Inc. from January 2011 until December 2012 and Intellon Corporation from May 2007 to December 2009. Mr. Norby received a B.A. degree in Economics from Harvard University and an M.B.A. from Harvard Business School. Our Board has concluded that Mr. Norby should serve on our Board based upon his extensive experience as a chief financial officer, his extensive experience in accounting and his experience as a public company director and audit committee chair.

Michael Elkins, Lead Director, Chairman of the Compensation Committee, and Member of the Audit Committee and Nominating and Corporate Governance Committee. Mr. Elkins became our director in November 2009. He is currently self-employed as an investor and business consultant which includes an agreement with Avenue. From 2004 to 2012, Mr. Elkins was employed by affiliates of Avenue, most recently as a Portfolio Manager of the Avenue U.S. Funds. In such capacity, Mr. Elkins was responsible for assisting with the direction of the investment activities of the Avenue U.S. strategy. Prior to joining Avenue, Mr. Elkins was a Portfolio Manager and Trader with ABP Investments US, Inc. While at ABP, he was responsible for actively managing high yield investments using a total return and special situations strategy. Prior to ABP, Mr. Elkins served as a Portfolio Manager and Trader for UBK Asset Management, after joining the company as a High Yield Credit Analyst. Previously, Mr. Elkins was a Credit Analyst for both Oppenheimer & Co., Inc. and Smith Barney, Inc. Mr. Elkins has served on the board of directors of QCE Finance LLC, a restaurant franchise company, since January 2013, Trump Entertainment, a casino company since February 2013 and Bowlmor AMF a consumer bowling and leisure company since August 2013. Mr. Elkins previously served on the board of directors of American Media, Inc., a media brands and magazine publishing company, Vertis Communication, an advertising services company,

Milacron LLC, a plastics-processing technologies and industrial fluids supplier, and Ion Media Networks, Inc., a broadcast television station. Mr. Elkins serves or has served on the board of directors of each of these companies, all of which are private companies, in connection with a reorganization or refinancing involving affiliates of Avenue and as a result of his past position and current association with Avenue. Mr. Elkins holds a B.A. in Marketing from George Washington University and an M.B.A. in Finance from the Goizueta Business School at Emory University. Our Board has concluded that Mr. Elkins should serve on the Board based upon his more than 15 years of investment portfolio management experience, including over 10 years investing in technology companies, including the semiconductor sector.

Randal Klein, Director, Chairman of the Finance Committee, and Member of the Risk Committee. Mr. Klein became our director in November 2009. Mr. Klein joined Avenue in 2004, and is currently a Portfolio Manager at Avenue responsible for directing the investment activities of the Avenue Trade Claims funds, and also assists with the direction of the investment activities of the Avenue U.S. strategy with a particular focus on restructurings. Previously, Mr. Klein was a Senior Vice President of the Avenue U.S. Funds. In such capacity, Mr. Klein was responsible for managing restructuring activities and identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy. Prior to joining Avenue, Mr. Klein was a Senior Vice President at Lehman Brothers, where his responsibilities included restructuring advisory work, financial sponsors coverage, mergers and acquisitions and corporate finance. Prior to Lehman, Mr. Klein worked in sales, marketing and engineering as an aerospace engineer for The Boeing Company. Mr. Klein holds a B.S. in Aerospace Engineering, conferred with Highest Distinction from the University of Virginia, and an M.B.A. in Finance, conferred as a Palmer Scholar, from the Wharton School of the University of Pennsylvania. Our Board has concluded that Mr. Klein should serve on the Board based upon his 19 years of experience as a financial advisor and investment manager.

Ilbok Lee, Director, Chairman of the Nominating and Corporate Governance Committee, and Member of the Compensation Committee and Risk Committee. Dr. Lee became our director in August 2011. Dr. Lee has been President and Chief Executive Officer of Silego Technology, Inc., a semiconductor company, since its inception in October 2001. From April 1999 to September 2001, Dr. Lee served as Senior Vice President and General Manager of the Timing Division at Cypress Semiconductor Corp., a public semiconductor company, and from May 1992 to March 1999 served as President and Chief Executive Officer of IC Works, Inc., a semiconductor company he co-founded that was acquired by Cypress in 2001. Dr. Lee co-founded Samsung Semiconductor, Inc. (U.S.A.) in July 1983 and served in various positions at the company, including President and Chief Executive Officer, until May 1992. Prior to Samsung, Dr. Lee served in various technical and managerial positions at Intel and National Semiconductor. Dr. Lee served as a member of the board of directors for Sierra Monolithic, a privately held semiconductor company, from 2002 through 2009. Dr. Lee received a Ph.D. and M.S.E.E. from the University of Minnesota and a B.S.E.E. from Seoul National University. Our Board has concluded that Dr. Lee should serve on the Board based upon his extensive experience in the semiconductor industry.

Brian Mulhern, Director and Member of the Finance Committee. Mr. Mulhern became our director in August 2011. Mr. Mulhern joined Avenue in 2004 and is currently a Senior Vice President at Avenue focused on identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy, primarily focused in the telecom, media and technology industries. Prior to joining Avenue, Mr. Mulhern was a Senior Vice President at Citadel Investment Group based in Chicago and London, focused on the analysis, negotiation and management of privately structured debt, equity and equity-linked investments. Previously, he was an analyst in Merrill Lynch’s merger & acquisition group and a consultant at Booz, Allen & Hamilton. Mr. Mulhern received a B.A. in Economics from the University of Notre Dame. Our Board has concluded that Mr. Mulhern should serve on the Board based upon his experience as a financial advisor and investment manager.

Nader Tavakoli, Director, Chairman of the Risk Committee, and Member of the Audit Committee and Compensation Committee. Mr. Tavakoli became our director in November 2009. Mr. Tavakoli is the interim President and Chief Executive Officer of Ambac Financial Group, Inc., or AFG, a financial services company, since January 1, 2015. Mr. Tavakoli also serves as a director of AFG since May 2013, and was co-chairman of the board of AFG from May 2013 until December 2014. In addition, Mr. Tavakoli serves as the Executive Chairman of AFG’s wholly owned subsidiary, Ambac Assurance Corporation, since January 1, 2015, and served as co-chairman of the board, a member of the audit committee and chairman of the compensation committee of Ambac Assurance Corporation from May 2013 until December 2014. Mr. Tavakoli is also the Chairman and Chief Executive Officer of EagleRock Capital Management, a private investment partnership based in New York City. Prior to founding EagleRock in 2002, Mr. Tavakoli managed substantial investment portfolios with Odyssey Partners and Highbridge Capital Management. During his nearly 25 year investment career, Mr. Tavakoli has made substantial investments across numerous industries, including significant investments in semiconductor, technology and telecommunications companies. Mr. Tavakoli began his professional career as an attorney with the New York City law firm of Milbank, Tweed, Hadley and McCloy, where he represented institutional clients in banking, litigation and corporate restructuring matters. Mr. Tavakoli was a director of NextWave Wireless, Inc., prior to that company’s acquisition by AT&T Inc. in January 2013. Mr. Tavakoli also serves on the board of MF Global Holding Ltd., formerly engaged in securities brokerage, trading and clearance. Mr. Tavakoli serves as a member of the board of Peak Hotels & Resorts Group, a privately held company that owns and manages the Aman Group of Resorts. Mr. Tavakoli is a Governance Leadership Fellow of the National Association of Corporate Directors. Mr. Tavakoli is the immediate past chair of the Montclair State University Foundation Board and currently chairs that board’s investment committee. Mr. Tavakoli holds a B.A. in History from Montclair State University, where he was selected Valedictorian, and a Juris Doctor from the Rutgers Law School, where he was an Editor of the Rutgers Law Review. Our Board has concluded that Mr. Tavakoli should serve on the Board based upon his extensive investing and corporate governance experience.

Young-Joon (YJ) Kim, Interim Chief Executive Officer and General Manager, Display Solutions Division. Mr. YJ Kim became our Interim Chief Executive Officer on May 20, 2014 and became our Executive Vice President and General Manager, Display Solutions Division, in May 2013. Prior to joining our Company, Mr. YJ Kim served at Cavium, Inc., a provider of highly integrated semiconductor processors, from June 2006 to April 2013, most recently as Vice President, Infrastructure Processor Division, and General Manager at the Multi-Core Processor Group. Prior to Cavium, Mr. YJ Kim served as Core Team Lead and General Manager of Tolapai Program at Intel Corporation from August 2004 to June 2006. Mr. YJ Kim has also served as Director of Marketing at Samsung Semiconductor, Inc. from June 1996 to May 1998. Mr. YJ Kim holds B.S. and M.Eng degrees in Electrical Engineering from Cornell University.

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

Heung Kyu (HK) Kim, Executive Vice President and General Manager, Power Solutions Division. Mr. HK Kim became our Executive Vice President and General Manager, Power Solutions Division in December 2010. He previously served as our Executive Vice President and General Manager, Power Solutions Division and Display Solutions Division from January 2012 until May 2013. Prior to joining our Company, Mr. HK Kim served at Fairchild Semiconductor International, Inc., a semiconductor manufacturer, as Vice President of the Power Conversion Product Line from July 2003 to June 2007, and as Director of Korea Sales and Marketing from April 1999 to June 2003. Mr. HK Kim holds a B.S. degree in Metallurgical Engineering from Korea University.

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

Jonathan Kim, Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer. Mr. J. Kim became our Interim Chief Financial Officer on March 25, 2014 and became our Senior Vice President and Chief Accounting Officer on March 9, 2014. Prior to joining our Company, Mr. J. Kim served since July 2010 as the Chief Financial Officer of Startforce, Inc., a VC backed desktop virtualization company, which was acquired in February 2011 by ZeroDesktop, Inc., a Silicon Valley based global provider of next generation cloud operating system, cloud service brokerage and Android platform extender solutions for telecoms, service providers, OEMs and ISVs, where Mr. J. Kim continued to serve as the Chief Financial Officer. Mr. J. Kim also served since September 2009 as the Chief Financial Officer and Principal of Booga Ventures, a Silicon Valley based private investment and advisory firm. Prior to that time, from January 2000 to September 2009, Mr. J. Kim served as an Audit Senior Manager with Deloitte & Touche in San Jose, California and Deloitte Anjin in Seoul, South Korea. Mr. J. Kim holds a B.A. degree in Business Administration from the University of Washington.

Theodore Kim, Senior Vice President, General Counsel and Secretary. Mr. T. Kim became our Senior Vice President, General Counsel and Secretary in November 2013. Prior to joining our Company, Mr. T. Kim served as Head Lawyer, Global Business Development at Samsung Fire & Marine Insurance from October 2012 to October 2013. Mr. T. Kim was employed by Gibson, Dunn

& Crutcher LLP, a law firm, from October 2005 to July 2012, serving most recently as Of Counsel. Prior to that, he served as Foreign Legal Consultant at Kim & Chang, a law firm in Korea, from 2001 to 2005. Mr. Kim holds a B.A. degree in Economics and a B.S. degree in Mechanical Engineering from the University of California, Irvine, and a J.D. degree from the University of California, Los Angeles, School of Law.

Involvement in Certain Legal Proceedings

Tae Young Hwang, HK Kim, Brent Rowe and Tae Jong Lee were each officers during our Chapter 11 reorganization proceedings in 2009.

Mr. HK Kim was indicted on December 12, 2013 by the Seoul Central District Prosecutor’s Office for an alleged breach of fiduciary duties to his former employer in Korea, whose employment he left more than six years ago. On December 16, 2014, the Seoul Central District Court ruled that Mr. HK Kim was not guilty of the charges filed against him. On December 22, 2014, the Seoul Central District Prosecutor’s Office filed an appeal of the not guilty ruling of Mr. HK Kim. The appeal is currently pending.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2013 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were in compliance with Section 16(a).

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. We will provide a copy of our Code of Business Conduct and Ethics without charge to any person upon written request made to our General Counsel and Secretary at MagnaChip Semiconductor Corporation, c/o MagnaChip Semiconductor, Inc., 20400 Stevens Creek Boulevard, Suite 370, Cupertino, CA 95014. Our Code of Business Conduct and Ethics is also available on our website at www.magnachip.com. We will disclose any waivers or amendments to the provisions of our Code of Business Conduct and Ethics on our website.

Assessment of Risk

Our Board believes that our compensation programs are designed such that they will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. Our cash incentive program takes into account multiple factors, thus diversifying the risk associated with any single performance factor, and we believe it does not incentivize our executive officers to focus exclusively on short-term outcomes. Our equity awards are limited by the terms of our equity plans to a fixed maximum amount specified in the plan, and are subject to vesting to align the long-term interests of our executive officers with those of our equityholders.

Audit Committee

The Board has a standing Audit Committee. Our Audit Committee consists of Mr. Norby, as Chairman, Mr. Elkins, and Mr. Tavakoli. Our Board has determined that Mr. Norby is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Our Board has also determined that each of Mr. Norby, Mr. Elkins and Mr. Tavakoli is “independent” as that term is defined in both Rule 303A of the NYSE rules and Rule 10A-3 promulgated under the Exchange Act.

The Board has adopted a written charter for the Audit Committee. The Audit Committee charter is posted and available on our website at www.magnachip.com. The information on or accessible through our website is not a part of or incorporated by reference in this Report.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee of our Board, or the Committee, has overall responsibility for administering our compensation program for our “named executive officers.” The Committee’s responsibilities consist of evaluating, approving and monitoring our executive officer and director compensation plans, policies and programs, as well as each of our equity-based compensation plans and policies. Prior to 2010, compensation decisions were made by the entire Board and for the discussion that follows, references to the Committee during such period refer to the entire Board. For 2013, our named executive officers were:

•	Sang Park, Former Chairman of the Board of Directors and Chief Executive Officer;

•	Margaret Sakai, Former Executive Vice President and Chief Financial Officer;

•	Young-Joon Kim, Interim Chief Executive Officer and General Manager, Display Solutions Division;

•	Tae Young Hwang, Chief Operating Officer and President; and

•	Brent Rowe, Executive Vice President, Worldwide Sales.

The Committee seeks to establish total compensation for executive officers that is fair, reasonable and competitive. The Committee evaluates our compensation packages to ensure that:

•	we maintain our ability to attract and retain superior executives in critical positions;

•

our executives are incentivized and rewarded for corporate growth, achievement of long-term corporate objectives and individual performance that meets or exceeds our expectations without encouraging unnecessary risk-taking; and

•	compensation provided to critical executives remains competitive relative to the compensation paid to similarly-situated executives of companies in the semiconductor industry.

The Committee believes that the most effective executive compensation packages align executives’ interests with those of our stockholders by rewarding performance that exceeds specific annual, long-term and strategic goals that are intended to improve stockholder value. These objectives include the achievement of financial performance goals and progress on projects that our Board anticipates will lead to future growth, as discussed more fully below.

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

Stockholder Input

The Committee also seeks to ensure that the compensation paid to the Company’s executive officers is aligned with the interests of the Company’s stockholders. In that respect, as part of its ongoing review of the compensation paid to the Company’s executive officers, the Committee considered the approval by approximately 99% of the votes cast for the “Say on Pay” vote at the Company’s 2012 Annual Meeting of Stockholders and determined that the Company’s executive compensation philosophy, compensation objectives, and compensation elements continued to be appropriate and did not make any changes to the Company’s executive pay program in response to such stockholder vote.

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

Elements of Compensation

In making decisions regarding the pay of the named executive officers, the Committee looks to set a total compensation package for each officer that will retain high-quality talent and motivate executives to achieve the goals set by our Board. Our 2013 compensation package was composed of the following elements:

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

Historically, our select peer group has included other major Korea-based semiconductor companies, including Fairchild Korea, Dongbu Hitek, ChipPac Korea, Hynix Semiconductor, ASE Korea and Amkor Technology Korea. In addition, we also reviewed compensation data from Radford Korea, an independent compensation consultant, which surveyed the companies listed below, to assess how compensation for our select peer group related to compensation paid to executives in a broader range of technology companies.

•	AB Sciex

•	Accenture

•	Acronis

•	Activision Blizzard

•	Adobe Systems

•	Advanced Energy Industries

•	Advanced Micro Devices

•	Advanced Micro-fabrication Equipment
•	DCG Systems

•	Dell

•	Dialog Semiconductor

•	Dolby Laboratories

•	DTS

•	Ebay

•	Edwards Lifesciences

•	Edwards LTD

•	Electro Scientific Industries
•	Liquidity Services

•	Littlefuse

•	Livingsocial

•	Lockheed Martin

•	Logitech

•	LSI

•	M/A-Com Technology Solution

•	Marvell

•	Maxim Integrated Products
•	SAS Institute

•	Sasken Communication Technologies

•	Semtech

•	Siemens Enterprise Communications

•	Silicon Image

•	Skyworks Solutions

•	Smart Modular Technologies

•	Agilent Technologies

•	Akamai Technologies

•	Akrion Systems

•	Alcatel-Lucent

•	Allegro Microsystems

•	Altera

•	AMSC

•	Analog Devices

•	Apple

•	Applied Materials

•	Aptina Imaging

•	ARINC

•	ARM

•	Arris Group

•	Aruba Networks

•	ASML

•	Aspen Technology

•	AT&T Global

•	Atmel

•	ATMI

•	Audience

•	Autodesk

•	Avago Technologies

•	Avaya

•	Avid Technology

•	Axcelis Technologies

•	Blackberry

•	BMC Software

•	Boston Scientific

•	Broadcom

•	Brocade communication Systems

•	Brooks Automation

•	Bruker-Nano

•	BT Group

•	CA Technologies

•	Cabot Microelectronics

•	Cadence Design Systems

•	Callaway Golf

•	Cambridge Silicon Radio

•	Cavium

•	Cirrus Logic

•	Cisco Systems

•	Citrix Systems

•	Coherent

•	Commscope

•	Compuware

•	Criteo

•	Cymer

•	Cypress Semiconductor

•	Dassault Systemes

•	Datacard Group
•	Electronic Arts

•	EMC

•	Entegris

•	Entropic Communications

•	Epicor Software

•	Extreme Networks

•	Facebook

•	Fairchild Semiconductor

•	Flextronics International

•	Formfactor

•	Freescale Semiconductor

•	Genband

•	Global English

•	Good Technology

•	Google

•	Gracenote

•	Greene Tweed & Co.

•	Groupon

•	Harmonic

•	Hewlett-Packard

•	HGST

•	Hitachi Data Systems

•	IBM

•	HIS

•	Immersion

•	Infineon Technologies AG

•	Innopath Software

•	INPHI

•	Integrated Device Technology

•	Intel

•	Intellectual Ventures

•	International Rectifier

•	Intersil

•	Intersystems

•	Intuitive Surgical

•	Invensys

•	Irdeto

•	JDR Software

•	JDS Uniphase

•	Juniper Networks

•	KLA-Tencor

•	Kulicke And Soffa

•	Laird Technologies

•	Lam Research

•	Lattice Semiconductor

•	Lenovo

•	Lexmark International

•	Life Technologies
•	McAfee

•	Mediatek

•	MEMC Electronic Materials

•	Mentor Graphics

•	Microchip Technology

•	Micron Technology

•	Microprobe

•	Microsoft

•	Misys

•	MKS Instruments

•	Molex

•	Monolithic Power Systems

•	Monster Worldwide

•	Moody’s

•	Morningstar

•	Motorola Mobility

•	Motorola Solutions

•	MSC Software

•	National Instruments

•	Navis

•	NCR

•	Netapp

•	Netgear International Limited

•	Nokia

•	Nokia Siemens Networks

•	Nu Skins

•	Nuance Communications

•	Nvidia

•	NXP Semiconductor

•	Oclaro

•	On Semiconductor

•	Oracle

•	Panasonic Avionics

•	PDF Solutions

•	Photronics

•	PMC-Sierra

•	Polycom

•	Power Integrations

•	PTC - Parametric Technology

•	Qualcomm

•	Quantum

•	Quantumclean

•	Rambus

•	Realnetworks

•	Red Hat

•	RF Micro Devices

•	Rosetta Stone

•	Rovi

•	Safenet

•	Sandisk

•	SAP AG
•	Smart Technologies

•	SMSC

•	Sony Mobile Communications AB

•	Spansion

•	Sprint Nextel

•	SPTS Technologies

•	ST Jude Medical

•	STMicroelectronics International NV

•	Sungard

•	Sunpower

•	Symantec

•	Synaptics

•	Synopsys

•	Taiwan Semiconductor Manufacturing

•	Take-Two Interactive Software

•	TE Connectivity

•	Tektronix

•	Tel FSI

•	Telstra International Group

•	Teradata

•	Teradyne

•	Tessera Technologies

•	Texas Instruments

•	The Cooper Companies

•	The Mathworks

•	Thermo Fisher Scientific

•	Thomson Reuters

•	TIBCO Software

•	Toppan Photomasks

•	Tripadvisor

•	Triquint Semiconductor

•	Underwriters Laboratories

•	Varian Semiconductor Equipment

•	Veeco Instruments

•	Verifone

•	Verizon Business

•	Visa USA

•	VMware

•	Waters

•	Western Digital

•	Wind River Systems

•	Wipro Technologies

•	Wolfson Microelectronics PLC

•	Xilinx

•	Yahoo!

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

Base Salary

Base salary is the guaranteed element of an employee’s annual cash compensation. Changes in base salary may be approved by the Committee for an executive if the median levels of base salary compensation for similarly-situated executives in our select peer group have changed, and may be further adjusted based upon the employee’s long-term performance, skill set and the value of that skill. The Committee evaluates the performance of each named executive officer on an annual basis based on the accomplishment of performance objectives that were established at the beginning of the prior fiscal year as well as its own subjective evaluation of the officer’s performance. In making its evaluation, the Committee makes a subjective qualitative assessment of the officer’s contribution to our performance during the preceding year, including leadership, success in attaining particular goals of a division for which that officer has responsibility, our overall financial performance and such other criteria as the Committee may deem relevant, including input from our Chief Executive Officer. The Committee then makes a subjective decision regarding any changes in base salary based on these factors and the data from our select peer group. The Committee does not systematically assign weights to any of the factors it considers, and may, in its discretion, ignore any factors or deem any one factor to have greater importance for a particular executive officer. Base salary adjustments generally take effect in the middle of our fiscal year. The base salaries of the Company’s named executive officers for 2013 compare to the median of the Company’s select peer group as follows: Mr. Park, Ms. Sakai, Mr. YJ Kim and Mr. Rowe were generally in line, and Mr. Hwang was slightly below.

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

In December 2009, our Board implemented a cash incentive plan effective as of January 1, 2010, which we call the Profit Sharing Plan. Each of our employees is eligible to participate in the Profit Sharing Plan, and our Board intends for the Profit Sharing Plan to incentivize our named executive officers, officers and employees to exceed expectations throughout our entire fiscal year. The Committee administers the Profit Sharing Plan.

Under the Profit Sharing Plan, the Committee will review our business plan in December of each year and determine an annual consolidated Adjusted EBITDA target, or the Base Target, for the upcoming fiscal year and set the targeted amount to be awarded to our named executive officers and employees, or the Profit Share, for meeting the Base Target and for achievement in excess of the Base Target.

The Base Target is calculated as a percentage of our forecasted gross annual revenue for the upcoming fiscal year. We determine our revenue forecast by looking at several factors, including existing orders from our customers, quarterly and annual forecasts from our customers, our product roadmap and how it corresponds with our projected customer needs, and the overall industry forecasts for the semiconductor market. The Committee’s goal is to set a Base Target that is difficult but not unreasonable to achieve. To determine the percentage of gross annual revenue for purposes of setting the Base Target, the Committee, in consultation with our Board, first determines a range of Adjusted EBITDA growth and gross margin that is competitive based upon the select peer group and will ensure that we build stockholder value, then sets a percentage such that the forecasted Adjusted EBITDA growth and gross margin is within that range. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP Measures—Adjusted EBITDA and Adjusted Net Income” for a discussion of how we define and why we use Adjusted EBITDA.

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

We generally pay the Profit Share during the normal pay period in the January following the conclusion of each fiscal year for which the Profit Share is calculated, and the Profit Share is only payable to those executives who have been employed by us during the entire fiscal year for which the Profit Share is calculated and who are employed by us on the Profit Share payment date, provided that the Profit Share is payable pro rata to any named executive officers who begin their employment during the fiscal year for which the Profit Share is calculated.

The Committee retains the sole discretion to (i) authorize the payment of the Profit Share in December of the relevant fiscal year when the Committee believes the Base Target will be achieved, (ii) pay Profit Shares when we achieve slightly less than the Base Target, and (iii) make interim Profit Share payments during the fiscal year. In addition to the Profit Sharing Plan, the Committee retains the right to grant discretionary incentives to our named executive officers as a reward for extraordinary performance. For example, all our named executive officers were paid a discretionary incentive in July 2012 in addition to the payment of a Profit Share in 2012, other than Mr. YJ Kim, who joined the Company in April 2013. Mr. Park received a discretionary bonus of $175,648, Ms. Sakai received $50,185, Mr. Hwang received $25,093, and Mr. Rowe received $31,000. These amounts were not based upon any numerical or formulaic factors, but rather were determined by the Committee based upon a subjective assessment of their respective individual contributions and are reported in the Summary Compensation Table in the column labeled “Bonus.”

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

For 2012, the implementation of the Profit Sharing Plan was modified pursuant to the terms of the Profit Sharing Plan to set an interim target that was paid during the first normal pay period following the conclusion of our second fiscal quarter of 2012. The implementation was also modified to provide that we pay our named executive officers (and all our other employees) 70% of the interim target Profit Share and Base Target Profit Share in the event we achieved 91-100% of the interim target or Base Target, respectively, and 50% of the interim target Profit Share and Base Target Profit Share in the event we achieved 84% to under 91% of the interim target or Base Target, respectively. In addition, our named executive officers (and all of our other employees) were not eligible to earn the additional Profit Share of 25% of our annual consolidated Adjusted EBITDA in excess of the Base Target even if we exceeded the Base Target or the interim target. Under the Profit Sharing Plan, we paid 100% of the interim target Profit Share in July 2012 and 50% of the Base Target Profit Share in January 2013. For 2012, Mr. Park received a Profit Share of $311,751, Ms. Sakai received a Profit Share of $123,333, Mr. Hwang received a Profit Share of $133,710, and Mr. Rowe received a Profit Share of $128,010.

For 2013, the implementation of the Profit Sharing Plan for was unchanged from 2012 except for the interim target and Base Target amounts and to provide that we pay our named executive officers (and all our other employees) 70% of the interim target Profit Share and Base Target Profit Share in the event we achieved 91.0-100% of the interim target or 92.2%-100% of the Base Target, and 50% of the interim target Profit Share and Base Target Profit Share in the event we achieved 83.3 to under 91.0% of the interim target or 84.5 to under 92.2% of the Base Target. For 2013, Mr. Park received a Profit Share of $172,978, Ms. Sakai received a Profit Share of $71,752, Mr. YJ Kim received a Profit Share of $24,347, Mr. Hwang received a Profit Share of $76,439, and Mr. Rowe received a Profit Share of $73,340.

Mr. YJ Kim was paid a one-time signing bonus and relocation allowance of $100,000 in connection with joining the Company in April 2013.

Equity Compensation

In addition to cash incentives, we offer equity incentives as a way to enhance the link between the creation of stockholder value and executive incentive compensation and to give our executives appropriate motivation and rewards for achieving increases in enterprise value. Under our 2009 Common Unit Plan, our Board granted options to acquire MagnaChip Semiconductor LLC common units and restricted unit bonus awards. Awards under our 2009 Common Unit Plan were converted into options for common stock and restricted common stock of MagnaChip Semiconductor Corporation upon our corporate conversion. Such options vest in installments over three years following grant, with approximately one-third of the restricted unit awards vested at grant and the remainder vesting in two subsequent annual installments, as set forth in more detail below.

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

As a result of our reorganization proceedings, all previously outstanding common and preferred units and options held by our named executive officers were cancelled. In December 2009, we granted new options to our executives with the option award amounts generally determined based upon the median levels of our select peer group. Thirty-four percent of the common units subject to the options vested and became exercisable on the first anniversary of grant date, with eight or nine percent of the common units subject to the options vesting on completion of each three-month period thereafter. In December 2009, in recognition of services provided in guiding us through our reorganization proceedings, our Board also granted each of our current named executive officers a restricted unit bonus. The amount of the restricted unit bonuses were not based upon any numerical or formulaic factors, nor based upon any comparative peer group, data or the number of options granted, but rather were determined based upon our Board’s subjective assessment of individual contributions to the successful completion of the reorganization proceedings. We granted restricted unit bonuses in order to provide our executives with an equity incentive with a built-in gain equal to the value of the units as of the date of grant while still incentivizing them to contribute toward increasing our enterprise value. See “Grants of Plan-Based Awards” below for information regarding the number and value of units granted to each named executive officer. Thirty-four percent of each restricted unit bonus vested upon grant, with the remaining portion vesting in equal installments on the first and second anniversary of the grant date. No equity incentives were granted to our named executive officers in 2010 or 2011. In January 2012, because the December 2009 restricted unit bonuses had fully vested and the options granted in December 2009 would vest by the end of that year, the Committee granted additional options to all of our named executive officers, other than Mr. YJ Kim, who joined the Company in April 2013.

Upon the recommendation of our Board or chief executive officer, or otherwise, the Committee may in the future consider granting additional performance-based equity incentives.

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

Mr. Park and Ms. Sakai were expatriates during all of 2013. Mr. YJ Kim, who joined the Company in April 2013, was also an expatriate during 2013. Mr. Park, Ms. Sakai, and Mr. YJ Kim received expatriate benefits commensurate with market practice in Korea. These benefits, which were determined on an individual basis, included housing allowances, relocation allowances, insurance premiums, reimbursement for the use of a car, home leave flights, living expenses, tax equalization payments and tax advisory services, each as we deemed appropriate.

In addition, pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. For purposes of this section, we call this benefit “statutory severance.” The base statutory severance is approximately one month of base salary per year of service. Mr. Hwang, Ms. Sakai, and Mr. YJ Kim accrued statutory severance in 2013.

Summary Compensation Table

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2013, 2012 and 2011, of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
Sang Park Former Chairman and Chief Executive Officer(1)	2013 2012 2011	633,634 605,570 553,444	172,978 487,399 211,124	— 583,268 —	— — —	615,366 562,237 507,782	(5) (6) (7)	1,421,978 2,238,474 1,272,350

Margaret Sakai Former Executive Vice President and Chief Financial Officer(2)	2013 2012 2011	368,128 350,279 316,327	71,752 173,518 90,190	— 171,092 —	24,600 37,150 46,384	525,750 462,200 345,301	(8) (9) (10)	990,230 1,194,239 798,202

Young-Joon Kim Interim Chief Executive Officer and General Manager, Display Solutions Division	2013 2012 2011	228,226 — —	124,347 — —	813,660 — —	18,836 — —	213,986 — —	(11)	1,399,055 — —

Tae Young Hwang Chief Operating Officer and President	2013 2012 2011	363,902 332,001 315,471	76,439 158,802 101,482	— 51,846 —	43,968 36,876 35,964	31,717 34,883 34,062	(12) (13) (14)	516,026 614,408 486,979

Brent Rowe Executive Vice President, Worldwide Sales	2013 2012 2011	339,916 327,095 309,086	73,340 159,010 93,248	— 64,808 —	— — —	20,361 16,284 11,590	(15) (16) (17)	433,617 567,197 413,924

Note: A monthly average exchange rate was used to convert amounts in the above table that were originally paid in Korean won.

(1)	Mr. Park resigned his positions as Chairman of the Board, Director and Chief Executive Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of May 20, 2014.
(2)	Ms. Sakai resigned her positions as Executive Vice President and Chief Financial Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of March 25, 2014.
(3)	Represents the grant date fair value with respect to the fiscal year determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation,” and Note 15 “Equity Incentive Plans” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.”
(4)	Consists of statutory severance accrued during the years ended December 31, 2013, 2012 and 2011, as applicable. See the section subtitled “Compensation Discussion and Analysis” for a description of the statutory severance benefit.
(5)	Includes the following personal benefits paid to Mr. Park for 2013: (a) $274,139, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. Park’s housing lease; (b) $55,105 for insurance premiums; (c) $65,879 for other personal benefits (including reimbursement of the use of a car, home leave flights, living expenses, personal tax advisory expenses, and other personal benefits); (d) $176,111 of reimbursement for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2012; and (e) $44,132 for reimbursement of Korean tax.
(6)	Includes the following personal benefits paid to Mr. Park for 2012: (a) $266,371, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. Park’s housing lease; (b) $40,060 for insurance premiums; (c) $77,850 for other personal benefits (including reimbursement of the use of a car, home leave flights, living expenses, personal tax advisory expenses, and other personal benefits); (d) $149,595 of reimbursement for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2011; and (e) $28,361 for reimbursement of Korean tax.
(7)	Includes the following personal benefits paid to Mr. Park for 2011: (a) $282,724, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. Park’s housing lease; (b) $34,147 for insurance premiums; (c) $61,055 for other personal benefits (including reimbursement of the use of a car, home leave flights, living expenses, personal tax advisory expenses, and other personal benefits); (d) $107,650 of reimbursement for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2010; and (e) $22,207 for reimbursement of Korean tax.

(8)	Includes the following personal benefits paid to Ms. Sakai for 2013: (a) $175,290, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Ms. Sakai’s housing lease; (b) $56,131 for reimbursement of tuition expenses for Ms. Sakai’s children; (c) $29,026 for Ms. Sakai’s home leave flights; (d) $49,437 for insurance premiums; (e) $23,792 for other personal benefits (including reimbursement of the use of a car, living expenses, personal tax advisory expenses, and other personal benefits); (f) $145,641 of reimbursement for the difference between the actual tax Ms. Sakai already paid and the hypothetical tax she had to pay for the fiscal year 2012; and (g) $46,433 for reimbursement of Korean tax.
(9)	Includes the following personal benefits paid to Ms. Sakai for 2012: (a) $170,788, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Ms. Sakai’s housing lease; (b) $47,433 for reimbursement of tuition expenses for Ms. Sakai’s children; (c) $51,472 for Ms. Sakai’s home leave flights; (d) $39,235 for insurance premiums; (e) $19,318 for other personal benefits (including reimbursement of the use of a car, living expenses, personal tax advisory expenses, and other personal benefits); (f) $101,756 of reimbursement for the difference between the actual tax Ms. Sakai already paid and the hypothetical tax she had to pay for the fiscal year 2011; and (g) $32,199 for reimbursement of Korean tax.
(10)	Includes the following personal benefits paid to Ms. Sakai for 2011: (a) $116,842, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Ms. Sakai’s housing lease; (b) $51,534 for reimbursement of tuition expenses for Ms. Sakai’s children; (c) $30,895 for Ms. Sakai’s home leave flights; (d) $35,870 for insurance premiums; (e) $21,691 for other personal benefits (including reimbursement of the use of a car, living expenses, personal tax advisory expenses, and other personal benefits); (f) $67,728 of reimbursement for the difference between the actual tax Ms. Sakai already paid and the hypothetical tax she had to pay for the fiscal year 2010; and (g) $20,741 for reimbursement of Korean tax.
(11)	Includes the following personal benefits paid to Mr. YJ Kim for 2013: (a) $76,876, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. YJ Kim’s housing lease; (b) $51,877 for reimbursement of tuition expenses for Mr. YJ Kim’s children; (c) $14,674 for Mr. YJ Kim’s home leave flights; (d) $20,421 for insurance premiums; (e) $39,176 for expenses in connection with Mr. YJ Kim’s move to Korea; and (f) $10,962 for other personal benefits (including reimbursement of the use of a car and living expenses).
(12)	Includes the following personal benefits paid to Mr. Hwang for 2013: (a) $14,479 for reimbursement of the use of a car; (b) $1,804 for other personal benefits; and (c) $15,434 for insurance premiums.
(13)	Includes the following personal benefits paid to Mr. Hwang for 2012: (a) $12,776 for reimbursement of the use of a car; (b) $1,877 for other personal benefits; and (c) $20,230 for insurance premiums.
(14)	Includes the following personal benefits paid to Mr. Hwang for 2011: (a) $14,095 for reimbursement of the use of a car; (b) $5,023 for other personal benefits; and (c) $14,944 for insurance premiums.
(15)	Includes the following personal benefits paid to Mr. Rowe for 2013: $20,360 for insurance premiums
(16)	Includes the following personal benefits paid to Mr. Rowe for 2012: $16,284 for insurance premiums.
(17)	Includes the following personal benefits paid to Mr. Rowe for 2011: $11,590 for insurance premiums.

Grants of Plan-Based Awards

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)(2)
Sang Park	—	—		—	—
Margaret Sakai	—	—		—	—
Young-Joon Kim	5/6/2013	200,000	(1)	15.96	813,660
Tae Young Hwang	—	—		—	—
Brent Rowe	—	—		—	—

(1)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on May 6, 2014, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months.
(2)	Represents the grant date fair value with respect to the fiscal year determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 15 “Equity Incentive Plans” to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data.”

	Outstanding Equity Awards at Fiscal Year End 2013 Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)		Option Expiration Date
Sang Park	280,000				5.88	(2)	12/8/2019
	132,750	(1)	92,250	(1)	7.75		1/15/2022

Margaret Sakai	42,000				5.88	(2)	12/8/2019
	38,940	(1)	27,060	(1)	7.75		1/15/2022
Young-Joon Kim			200,000	(3)	15.96		5/6/2023
Tae Young Hwang	175,000				5.88	(2)	12/8/2019
	11,800	(1)	8,200	(1)	7.75		1/15/2022
Brent Rowe	105,000				5.88	(2)	12/8/2019
	14,750	(1)	10,250	(1)	7.75		1/15/2022

(1)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on January 15, 2013, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months.
(2)	The option exercise price at the time of grant was $1.16 per common unit, or $9.28 after giving effect to the corporate conversion. On April 19, 2010, we made a distribution to our unitholders of $0.4254 per common unit, which resulted in the option exercise price being reduced to $0.7346 per common unit, or $5.88 after giving effect to the corporate conversion.
(3)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on May 6, 2014, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months.

No option awards were exercised by our named executive officers during the year ended December 31, 2013 and no shares of our common stock of our named executive officers were subject to vesting during the year ended December 31, 2013.

MagnaChip Semiconductor LLC 2009 Common Unit Plan

Following our emergence from our reorganization proceedings, in December 2009, our Board adopted, and our equityholders approved, the MagnaChip Semiconductor LLC 2009 Common Unit Plan, which we refer to as the 2009 Plan. The 2009 Plan provided for the grant of nonstatutory options, restricted unit bonus and purchase right awards, and deferred unit awards to employees and consultants of our Company and our subsidiaries and to members of our Board. However, only options and restricted unit bonus awards were granted under the 2009 Plan. Subject to adjustment in the event of certain changes in capital structure, the maximum aggregate number of MagnaChip Semiconductor LLC common units available for grant under the 2009 Plan was 30,000,000. Units subject to awards that expired, were forfeited or otherwise terminated would have been available again for grant under the 2009 Plan.

In connection with our corporate conversion, MagnaChip Semiconductor Corporation assumed the rights and obligations of MagnaChip Semiconductor LLC under the 2009 Plan and converted MagnaChip Semiconductor LLC common unit options and restricted common units outstanding under the 2009 Plan into options to acquire a number of shares of our common stock and shares of restricted common stock at a ratio of eight-for-one on substantially equivalent terms and conditions. As of December 31, 2013, there were outstanding under the 2009 Plan options to purchase 1,230,103 shares of common stock, at a weighted average exercise price of $6.12 per share. The 2009 Plan terminated immediately following our corporate conversion, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire.

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

2011 Equity Incentive Plan

Our 2011 Equity Incentive Plan, or the 2011 Plan, was approved by our Board and our stockholders in March 2010. We amended and restated the 2011 Plan in February 2011, and our stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 upon our corporate conversion. 891,703 shares of our common stock, or the total number of shares of common stock (as adjusted by the conversion ratio in the corporate conversion) that remained available for grant upon the termination of the 2009 Plan immediately following the corporate conversion, were initially authorized and reserved.

As of December 31, 2013, there were outstanding under the 2011 Plan options to purchase 1,714,542 shares of common stock, at a weighted average exercise price of $10.77 per share. As of December 31, 2013, 552,549 shares of our common stock remained available for issuance under the 2011 Plan. This reserve automatically increased on January 1, 2014 and January 1, 2015 by an additional 680,967 and 681,129 shares, respectively, and will automatically increase each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our Board. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan, subject to a cap of 1,412,352 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

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

In the event of a change in control as described in the 2011 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2011 Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of our Board who are not employees will automatically be accelerated in full. The 2011 Plan also authorizes the Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan, or the Purchase Plan, was approved by our Board in March 2010. Our Board amended and restated the Purchase Plan in February 2011 to reflect that the Purchase Plan would become effective in 2011 upon the commencement of the MagnaChip IPO. The Purchase Plan was approved by our stockholders in March 2011 and became effective upon the commencement of the MagnaChip IPO. We initially authorized and reserved 789,890 shares for sale under the Purchase Plan. In August, 2012, the Committee suspended the Purchase Plan.

As of December 31, 2013, 1,163,880 shares of our common stock remained reserved for sale under the Purchase Plan. In addition, the Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021 equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) 789,980 shares, or (iii) a number of shares as our Board may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan. Because the Purchase Plan was suspended in August 2012, no annual increase in the number of shares authorized under such plan occurred on January 1, 2013, on January 1, 2014 or January 1, 2015.

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

Sang Park. We are party to an Amended and Restated Services Agreement, dated as of May 8, 2008 (the “Services Agreement”), with Mr. Park pursuant to which he served as our Chairman and Chief Executive Officer. On May 19, 2014, Mr. Park resigned as our Chairman and Chief Executive Officer and we entered into an employment separation agreement (the “Separation Agreement”) in connection with his resignation, as described in more detail below. The Separation Agreement partially supersedes the Services Agreement. Under the Services Agreement, Mr. Park was to receive an initial base salary of $450,000 and a one-time performance bonus payment of $900,000. Mr. Park was also entitled to an annual incentive award of 100% of his annual salary based upon the achievement of performance goals, provided that the actual bonus paid may be higher or lower dependent on over- or under-achievement of his performance goals, as determined by the Committee. Mr. Park was entitled to customary employee benefits and certain expatriate, repatriation and international service benefits, including relocation benefits, tax equalization benefits, the cost of housing accommodations and expenses, transportation benefits and repatriation benefits. Pursuant to the Services Agreement Mr. Park was granted options to purchase restricted common units but they were subsequently terminated in connection with our reorganization proceedings. The Services Agreement also contains customary non-competition and non-solicitation covenants lasting two and three years, respectively, from the date of termination of employment and confidentiality covenants of unlimited duration.

The Services Agreement provides that if Mr. Park’s employment were terminated without Cause or if he resigned for good reason, Mr. Park would be entitled to receive (i) payment of all salary and benefits accrued up to the date of termination, (ii) payment of his then-current base salary for twelve months, (iii) the annual incentive award to which Mr. Park would have been entitled for the year in which his employment terminates, (iv) twelve months’ accelerated vesting on outstanding equity awards and a twelve-month post-termination equity award exercise period, and (v) continued participation for Mr. Park and his eligible dependents in our benefit plans for twelve months, including certain international service benefits.

If such termination occurs within nine months of a change in control, Mr. Park would be entitled to receive (i) payment of all salary and benefits accrued and unpaid up to the date of termination, (ii) payment of his then-current base salary for twenty-four months, (iii) the annual incentive award to which Mr. Park would have been entitled for the year in which his employment terminates, (iv) two years’ accelerated vesting on outstanding equity awards, other than awards granted pursuant to the 2009 Plan, which accelerate in full, (v) a twelve-month post-termination equity award exercise period, and (vi) continued participation for Mr. Park and his eligible dependents in our benefit plans for two years, including certain international service benefits.

The severance described above payable to Mr. Park upon his termination without Cause or in connection with a change in control shall be reduced to the extent that we pay any statutory severance payments to Mr. Park pursuant to the Korean Commercial Code or any other statute. As used in the Services Agreement, the term “Cause” means the termination of Mr. Park’s employment because of (i) a failure by Mr. Park to substantially perform his customary duties (other than such failure resulting from incapacity due to physical or mental illness); (ii) Mr. Park’s gross negligence, intentional misconduct or material fraud in the performance of Mr. Park’s employment; (iii) Mr. Park’s conviction of, or plea of nolo contendere to, a felony or to a crime involving fraud or dishonesty; (iv) a judicial determination that Mr. Park committed fraud or dishonesty against any natural person, firm, partnership, limited liability company, association, corporation, company, trust, business trust, governmental authority or other entity; or (v) Mr. Park’s material violation of the agreement or of one or more of the material policies applicable to his employment. Resignation for “good reason” means a resignation upon any of the following events that remains uncured for 30 days after Mr. Park delivers a demand to us: (i) a salary reduction other than a reduction of less than 10% applied to our other officers, (ii) material reduction in benefits, (iii) failure to provide housing, (iv) nature or status of Mr. Park’s authorities, duties or responsibilities are materially and adversely altered, (v) removal from our Board without cause, or (vi) Mr. Park is not reappointed as Chief Executive Officer following our initial public offering.

In the event we terminate Mr. Park’s employment due to Disability, Mr. Park would be entitled to (i) payment of his salary and accrued vacation up to and including the date of termination, (ii) payment of any unpaid expense reimbursements, (iii) the prorated amount of any cash incentive to which Mr. Park would have been entitled, and (iv) other benefits due to Mr. Park through his termination date. As used in the Services Agreement, the term “Disability” means that the we determine that due to physical or mental illness or incapacity, whether total or partial, Mr. Park is substantially unable to perform his duties for a period of 180 consecutive days or shorter periods aggregating 180 days during any period of 365 consecutive days.

In the event of Mr. Park’s death while employed by us, Mr. Park’s estate or named beneficiary would be entitled to (i) payment of Mr. Park’s salary and accrued vacation up to and including the date of termination, (ii) payment of any unpaid expense reimbursements, (iii) the prorated amount of any cash incentive to which Mr. Park would have been entitled, and (iv) other benefits due to Mr. Park through his termination date.

On May 19, 2014, Mr. Park resigned his positions as our Chairman of the Board, Director and Chief Executive Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of May 20, 2014. Effective July 31, 2014, MagnaChip Korea entered into the Separation Agreement with Mr. Park. Pursuant to the terms of the Separation Agreement, Mr. Park resigned his employment with MagnaChip Korea and all affiliates as of July 31, 2014, and Mr. Park will be entitled to receive: (i) severance payments equal to twelve months of his current base salary (an aggregate of $647,220), payable in equal monthly installments, (ii) continuation of housing support and health benefits for twelve months, (iii) accrued tax equalization benefits for amounts earned up to and including the effective date of the separation agreement under the terms of Mr. Park’s Services Agreement with MagnaChip Korea (excluding all amounts paid or payable under the separation agreement), and (iv) acceleration of outstanding and unvested employee stock options held by Mr. Park at the effective date of the separation agreement, with all stock options then held by Mr. Park to be exercisable up to twelve months following the effective date of the separation agreement. The separation agreement also contains an obligation by Mr. Park to cooperate with the Company at the request of the Board and its Audit Committee in connection with the management transition, internal review and restatement of its financial statements and as otherwise may be requested by the Company, and provides for hourly consulting payments to Mr. Park for such cooperation services at his then-current hourly rate based on his base salary at the Company as of the effective date of the separation agreement or a subsequent employer during the term of the separation agreement, subject to an aggregate maximum amount. The Separation Agreement also contains a release of Korean law claims by Mr. Park and a confidentiality agreement.

Margaret Sakai. We entered into an Offer Letter with Ms. Sakai, dated as of September 5, 2006, pursuant to which Ms. Sakai served as our Senior Vice President, Finance, with an initial base salary of $250,000 per year and with a target annual incentive bonus opportunity of 50% of her base salary. Ms. Sakai’s title was changed to Senior Vice President and Chief Financial Officer in 2009 and Executive Vice President and Chief Financial Officer in 2011. Ms. Sakai is entitled to customary employee benefits and expatriate benefits under her Offer Letter. Pursuant to her Offer Letter, Ms. Sakai received an initial grant of options to purchase our common units, but the grant was subsequently terminated in connection with our reorganization proceedings.

If Ms. Sakai’s employment is terminated by us without cause, Ms. Sakai would be entitled to receive payment of all salary and benefits accrued and unpaid up to the date of termination, continued payment of her salary for six months at the rate in effect on the date of termination, payment of a prorated portion of the annual incentive bonus for the year in which termination occurs and paid benefits for Ms. Sakai and her dependents for six months. The severance payable to Ms. Sakai under her Offer Letter would be reduced to the extent we make any statutory severance payments to Ms. Sakai pursuant to the Korean Commercial Code or any other statute.

Effective March 25, 2014, Margaret Sakai resigned her positions as our Executive Vice President and Chief Financial Officer and from all other officer and director positions with the Company and its subsidiaries. On April 14, 2014, MagnaChip Korea entered into an employment separation agreement with Ms. Sakai. Pursuant to the terms of the separation agreement, Ms. Sakai resigned her employment with MagnaChip Korea and all affiliates as of the effective time of the separation agreement, and Ms. Sakai will be entitled to receive: (i) severance payments equal to six months her current base salary (an aggregate of $184,395), payable in equal monthly installments, (ii) continuation of housing support and health benefits for six months, (iii) accrued tax equalization benefits for amounts earned up to and including the effective date of the separation agreement under the terms of Ms. Sakai’s Offer Letter (excluding all amounts paid or payable under the separation agreement), and (iv) accrued Korean statutory severance benefits under MagnaChip Korea’s standard severance benefits policy to the extent accrued up to the effective date of the separation agreement; provided, that the benefits described in clauses (i), (ii) and (iii) above are conditioned upon Ms. Sakai’s continued cooperation with MagnaChip Korea and the Company for such six-month term. The separation agreement also contains a general release of claims and confidentiality agreement by Ms. Sakai, and provides for post-term hourly consulting arrangements to the extent requested by the Company.

Young-Joon Kim. We entered into an Offer Letter with Mr. YJ Kim, dated as of April 15, 2013, pursuant to which Mr. YJ Kim is entitled to an annual base salary of $350,000 per year, a one-time signing bonus and relocation allowance of $100,000, and an annual incentive bonus target of 80% of his annual base salary based on company performance and attainment of management objectives under a plan established and approved by the Board. Mr. YJ Kim is also entitled to customary employee benefits and expatriate benefits. Pursuant to his Offer Letter, on May 6, 2013, Mr. YJ Kim received an initial grant of an option to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $15.96, which vests and becomes exercisable over three years from the date of commencement of Mr. YJ Kim’s employment with MagnaChip Korea. If Mr. YJ Kim’s employment is terminated by MagnaChip Korea without cause, Mr. YJ Kim is entitled to receive payment of all salary and benefits accrued and unpaid up to the date of termination, continued payment of his salary for six months at the rate in effect on the date of termination and payment of a prorated portion of the annual incentive bonus for the year in which termination occurs, and up to six months of health insurance premium reimbursement. The severance payable to Mr. YJ Kim under his Offer Letter will be reduced to the extent MagnaChip Korea makes any statutory severance payments to Mr. YJ Kim pursuant to the Korean Commercial Code or any other statute.

Tae Young Hwang. We entered into an Entrustment Agreement with Mr. Hwang, effective as of October 1, 2004, under which he serves as our Chief Operating Officer and President, with an initial base salary of 220 million Korean won per year and with a target annual incentive bonus to be determined by management based on performance. Mr. Hwang is entitled to customary employee benefits. The agreement also contains customary non-competition covenants lasting one year from the date of termination of employment and confidentiality covenants of unlimited duration. If Mr. Hwang’s employment is terminated for any reason, he is entitled to statutory severance payments pursuant to the Korean Commercial Code or any other statute.

Brent Rowe. We entered into an Offer Letter with Mr. Rowe, dated as of March 7, 2006, pursuant to which Mr. Rowe serves as our Executive Vice President, Worldwide Sales, with an initial base salary of $220,000 per year, a sign on bonus of $50,000 and with a target annual incentive bonus opportunity of 80% of his base salary. Mr. Rowe is entitled to customary employee benefits. Pursuant to his Offer Letter, Mr. Rowe received an initial grant of options to purchase our common units, but the grant was subsequently terminated in connection with our reorganization proceedings. If Mr. Rowe’s employment is terminated without cause, he is entitled to a severance payment equal to six months’ salary.

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

Change in Control. Mr. Park was entitled to receive certain payments and benefits in connection with a change in control of our Company pursuant to our employment agreement with him, as further described under the section entitled “Agreements with Executives and Potential Payments Upon Termination or Change in Control.” In addition, the Committee has the authority to require that outstanding equity awards be assumed or replaced with substantially equivalent awards by the successor corporation or to cancel the outstanding awards in exchange for a payment in cash or other property equal to the fair market value of restricted units or the excess, if any, of the fair market value of the units subject to an option over the exercise price per unit of such option. For purposes of the foregoing, a “change in control” is generally defined as the acquisition by a person or entity of more than 51% of the combined voting power of our then outstanding voting securities or a sale or transfer of all or substantially all of our consolidated assets to a person or entity that is not our affiliate.

The following table presents our estimate of the dollar value of the payments and benefits payable to our named executive officers upon the occurrence of the following events, assuming that each such event occurred on December 31, 2013. The disclosure in the following table does not include:

•

any accrued benefits that were earned and payable as of December 31, 2013, including any short-term cash incentive amounts earned by, or any discretionary bonus amounts payable to, the executive officer for 2013 performance; or

•	payments and benefits to the extent they are provided generally to all salaried employees and do not discriminate in scope, terms or operation in favor of the named executive officers.

Name	Event		Cash Severance Payment ($)(1)		Continuation of Benefits ($)(2)		Value of Equity Award Acceleration ($)		Total ($)
Sang Park*		(a)(3)	647,220		615,366	(4)	872,438	(5)	2,135,024
		(b)(3)	1,294,440		1,230,732	(6)	1,083,938	(7)	3,609,110
Margaret Sakai**		(a)	221,676	(8)	262,875	(9)			484,551
Young-Joon Kim		(a)	175,000	(10)	106,993				281,993
Tae Young Hwang		(a)	999,559	(11)	—				999,559
Brent Rowe		(a)	168,610		—				168,610

*	Mr. Park resigned his positions as Chairman of the Board, Director and Chief Executive Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of May 20, 2014. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Sang Park” for a description of Mr. Park’s severance arrangements with the Company.
**	Ms. Sakai resigned her positions as Executive Vice President and Chief Financial Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of March 25, 2014. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Margaret Sakai” for a description of Ms. Sakai’s severance arrangements with the Company.

(a)	Termination without cause in absence of change in control.
(b)	Termination without cause within nine months following a change in control.
(1)	Represents cash severance payments payable to our named executive officers pursuant to (i) our employment agreements with them or, if greater, (iii) cash severance payments payable pursuant to the Employee Retirement Benefit Security Act of Korea. Other than Mr. Rowe, who is entitled to a lump sum cash severance payment, cash severance payments are paid monthly in accordance with our regular payroll procedures. Pursuant to the Employee Retirement Benefit Security Act, Mr. Hwang, Ms. Sakai and Mr. YJ Kim are entitled to certain statutory severance benefits from us upon the termination of their employment with us for any reason. See “—Compensation Discussion and Analysis—Perquisites and Other Benefits” for additional information.
(2)	Calculated assuming the continuation of benefits for the applicable period at the same dollar value of 2013 benefits.
(3)	Reflected benefits are also payable in connection with Mr. Park’s resignation for good reason. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Sang Park.”
(4)	Represents the aggregate value of the continuation of health insurance benefits for Mr. Park and his eligible dependents for twelve months following the date of termination. Mr. Park is also entitled to tax equalization benefits, tax preparation services, the reimbursement of costs associated with one home leave flight and, for a period of twelve months post-termination, international health insurance benefits, paid housing and the use of a car and a driver.
(5)	Reflects the aggregate value of 12 months of accelerated vesting under Mr. Park’s outstanding options issued under our 2011 Plan. The value of such accelerated vesting amount was calculated by multiplying (i) the number of outstanding options that vest as a result of an additional 12 months of vesting under the applicable option award by (ii) the difference of the fair market value of our common stock as of December 31, 2013 of $19.50, and the option exercise price for such options of $7.75 per share.
(6)	Represents the aggregate value of the continuation of health insurance benefits for Mr. Park and his eligible dependents for twenty-four months following the date of termination. Mr. Park is also entitled to tax equalization benefits, tax preparation services, the reimbursement of costs associated with two home leave flights and, for a period of twenty-four months post-termination, international health insurance benefits, paid housing and the use of a car and a driver.
(7)	Reflects the aggregate value of two years of accelerated vesting under Mr. Park’s outstanding options issued under our 2011 Plan. The value of such accelerated vesting amount was calculated by multiplying (i) the number of outstanding options that vest as a result of an additional two years of vesting under the applicable option award by (ii) the difference of the fair market value of our common stock as of December 31, 2013 of $19.50, and the option exercise price for such options of $7.75 per share.
(8)	Ms. Sakai is entitled to statutory severance benefits in the amount of $221,676. The amount owed to Ms. Sakai under her employment agreement, $184,395, will be reduced by the amount she is statutorily entitled to receive.
(9)	Represents the aggregate value of the continuation of health insurance benefits for Ms. Sakai and her eligible dependents for six months following the date of termination. Ms. Sakai is also entitled to tax equalization benefits, tax preparation services, reimbursement of costs associated with one home leave flight and, for a period of six months post-termination, paid housing, the use of a car and a driver and child tuition benefits.
(10)	Mr. YJ Kim is entitled to statutory severance benefits in the amount of $19,570. The amount owed to Mr. YJ Kim under his employment agreement, $175,000, will be reduced by the amount he is statutorily entitled to receive.
(11)	Mr. Hwang is entitled to statutory severance benefits in the amount of $999,559. Although the minimum legal severance accrual is one month of base salary per year of service, Mr. Hwang was eligible for accrual of a multiple of two to three months of base salary per year of service during approximately the first ten of his seventeen years of service, or $442,065 in aggregate.

Pension Benefits for the Fiscal Year Ended December 31, 2013

Pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. The base statutory severance accrues at the rate of approximately one month of base salary per year of service and is calculated on a monthly basis based upon the officer’s salary for the prior three-month period. Accordingly, if the named executive officers in the following table had retired on the last day of our fiscal year ended December 31, 2013, they would have been entitled to the statutory severance payments described below. Assuming no change in the applicable law, each of these executives will continue to accrue additional statutory severance benefits at the rate described above until his or her service with us terminates.

Name	Plan Name	Number of Years of Credited Service (#)		Present Value of Accumulated Benefit ($)	Payments During the Last Fiscal Year
Margaret Sakai	Statutory Severance	7		221,676	—
Young Joon Kim	Statutory Severance	1		19,570	—
Tae Young Hwang	Statutory Severance with Multiplier for Partial Period	18	(1)	999,559	—

(1)	Mr. Hwang accrued severance for his eighteen years of service at MagnaChip and its predecessor corporation. Although the minimum legal severance accrual is one month of base salary per year of service, Mr. Hwang was eligible for accrual of a multiple of two to three months of base salary per year of service during approximately the first ten of his eighteen years of service, or $442,065 in aggregate.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Director Compensation for the Fiscal Year Ended December 31, 2013

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)		Total ($)
Michael Elkins	155,000	(3)	221,442	(7)	376,442
Randal Klein(2)	—		—		—
Ilbok Lee	110,000	(4)	110,388	(8)	220,388
Brian Mulhern(2)	—		—		—
R. Douglas Norby	115,000	(5)	110,388	(8)	225,388
Nader Tavakoli	110,000	(6)	110,388	(8)	220,388

(1)	Represents grant date fair value determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation,” and Note 15 “Equity Incentive Plans” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.” As of December 31, 2013, Mr. Elkins held aggregate options to purchase 55,000 shares of our common stock, none of which had vested as of December 31, 2013, Dr. Lee held aggregate options to purchase 55,000 shares of our common stock, of which 25,000 shares subject to the options had vested as of December 31, 2013, Mr. Norby held aggregate options to purchase 75,000 shares of our common stock, of which 36,800 shares subject to the options had vested as of December 31, 2013, and Mr. Tavakoli held aggregate options to purchase 63,200 shares of our common stock, of which 25,000 shares subject to these options had vested as of December 31, 2013. Neither Mr. Klein nor Mr. Mulhern, our other non-employee directors as of December 31, 2013, held any outstanding stock or option awards as of December 31, 2013.
(2)	This director did not receive any compensation in 2013.
(3)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $45,000 for serving as Lead Director, an additional $10,000 for serving as the chairman of our Compensation Committee and an additional $10,000 for serving as a member of our Audit Committee and Nominating and Corporate Governance Committee pursuant to our director compensation policy.
(4)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $10,000 for serving as the chairman of our Nominating and Corporate Governance Committee and an additional $10,000 for serving as a member of our Compensation Committee and Risk Committee pursuant to our director compensation policy.

(5)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $15,000 for serving as the chairman of our Audit Committee and an additional $10,000 for serving as a member of our Nominating and Corporate Governance Committee and Risk Committee pursuant to our director compensation policy.
(6)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $10,000 for serving as the chairman of our Risk Committee and an additional $10,000 for serving as a member of our Audit Committee and Compensation Committee pursuant to our director compensation policy.
(7)	Consists of an option grant to an independent director to purchase 20,000 shares of common stock issued on January 8, 2013 under the 2011 Plan at an exercise price of $16.37, an option grant to an independent director to purchase 25,000 shares of common stock issued on January 8, 2013 under the 2011 Plan at an exercise price of $16.37 and an option grant to an independent director to purchase 10,000 shares of common stock issued on April 3, 2013 under the 2011 Plan at an exercise price of $16.30.
(8)	Consists of an option grant to an independent director to purchase 20,000 shares of common stock issued on January 2, 2013 under the 2011 Plan at an exercise price of $15.80, and an option grant to an independent director to purchase 10,000 shares of common stock issued on April 3, 2013 under the 2011 Plan at an exercise price of $16.30.

Further Information Regarding Director Compensation

Under our director compensation policy in effect in 2013, (i) each non-employee director received a fee of $90,000 per year; (ii) the Lead Director received an additional fee of $45,000 per year; (iii) the chairman of our Audit Committee received an additional fee of $15,000 per year; (iv) the chairman of our Compensation Committee, the chairman of our Nominating and Corporate Governance Committee and the chairman of our Risk Committee each received an additional fee of $10,000 per year; (v) each non-employee member of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk Committee received an additional fee of $5,000 per year per committee; (vi) upon election to the Board, each non-employee director will be granted, pursuant to the Company’s equity incentive plan as in effect at such time, a one-time option to purchase 25,000 of the Company’s common shares at an exercise price per share determined as the fair market value of a share on the date of grant and with vesting over three years at a rate of 34% on the first anniversary of grant and 9.0%, 8.0%, 8.0% and 8.0% on completion of each successive three-month period in the second and third years after grant; and (vii) each non-employee director will be granted on the first trading day of each January for such director’s service for the upcoming year, pursuant to the Company’s equity incentive plan as in effect at such time, a one-time option to purchase 30,000 of the Company’s common shares at an exercise price per share determined as the fair market value of a share on the date of grant and with vesting over one year at a rate of 100% on the first anniversary of grant. All cash amounts are payable in January for such director’s service for the upcoming year. Messrs. Klein and Mulhern are required by the internal policy of their employer, Avenue, to waive all compensation under the policy on a year-by-year basis. The Board accepted their waiver of all compensation under the policy for their service as directors during the year 2013.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been an officer or employee of our Company during the last fiscal year. During 2013, decisions regarding executive officer compensation were made by our Compensation Committee. Mr. Park, our former Chief Executive Officer, participated in deliberations of our Compensation Committee regarding the determination of compensation of our executive officers other than himself for 2013 and prior periods. None of our executive officers currently serves, or in the past has served, as a member of the Board or the compensation committee of any entity that has one or more executive officers serving on our Board.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as set forth above under “Compensation Discussion and Analysis” with our management and, based on such review and discussion, has recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

The foregoing report was submitted by the Compensation Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.

Members of the Committee:

Michael Elkins, Chairman

Ilbok Lee

Nader Tavakoli

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Table

The following table provides information as of December 31, 2013, regarding securities authorized for issuance under the Company’s compensation plans. The Company’s compensation plans include the 2009 Plan, the 2011 Plan, and the Purchase Plan. The numbers in the following table do not include options or shares that may be added to the issuable amounts under the 2011 Plan or the Purchase Plan, respectively, after December 31, 2013, in accordance with the terms of the respective plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,944,645	(1)	$8.82	(1)	552,549	(2)
Equity compensation plans not approved by security holders	—		—		—
Total:	2,944,645				552,549

(1)	The number of securities to be issued upon the exercise of outstanding options and the weighted average exercise price do not include any purchase right under the Purchase Plan or the purchase price for the purchase of shares under the Purchase Plan.
(2)	Excludes 1,163,880 shares of common stock that remain available as of December 31, 2013, for future issuance under the suspended Purchase Plan.

In December 2009, our Board adopted, and our equityholders approved, the MagnaChip Semiconductor LLC 2009 Common Unit Plan, which we refer to as the 2009 Plan. The 2009 Plan provided for the grant of nonstatutory options, restricted unit bonus and purchase right awards, and deferred unit awards to employees and consultants of our Company and our subsidiaries and to members of our Board. However, only options and restricted unit bonus awards were granted under the 2009 Plan. The 2009 Plan terminated immediately following our corporate conversion, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire. As of December 31, 2013, there were outstanding under the 2009 Plan options to purchase 1,230,103 shares of common stock, at a weighted average exercise price of $6.12 per share.

The 2011 Plan was approved by our Board and our stockholders in March 2010. We amended and restated the 2011 Plan in February 2011, and our stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 upon our corporate conversion. 891,703 shares of our common stock, or the total number of shares of common stock (as adjusted by the conversion ratio in the corporate conversion) that remained available for grant upon the termination of the 2009 Plan immediately following the corporate conversion, were initially authorized and reserved.

As of December 31, 2013, there were outstanding under the 2011 Plan options to purchase 1,714,542 shares of common stock, at a weighted average exercise price of $10.77 per share. As of December 31, 2013, 552,549 shares of our common stock remained available for issuance under the 2011 Plan. This reserve automatically increased on January 1, 2014 by 680,967 shares and automatically increased on January 1, 2015 by 681,129 shares and will automatically increase each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our Board. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan, subject to a cap of 1,412,352 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

For more information on our 2011 Equity Incentive Plan, see “Item 11: Executive Compensation—Compensation Discussion and Analysis—Grants of Plan-Based Awards—2011 Equity Incentive Plan.”

The Purchase Plan was approved by our Board in March 2010. Our Board amended and restated the Purchase Plan in February 2011 to reflect that the Purchase Plan would become effective in 2011 upon the commencement of the MagnaChip IPO. The Purchase Plan was approved by our stockholders in March 2011 and became effective upon the commencement of the MagnaChip IPO. We initially authorized and reserved 789,890 shares for sale under the Purchase Plan. In August, 2012, the Committee suspended the Purchase Plan.

As of December 31, 2013, 1,163,880 shares of our common stock remained reserved for sale under the Purchase Plan. In addition, the Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021 equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) 789,980 shares, or (iii) a number of shares as our Board may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan. Because the Purchase Plan was suspended in August 2012, no annual increase in the number of shares authorized under such plan occurred on January 1, 2013, on January 1, 2014 or on January 1, 2015. For more information on our 2011 Employee Stock Purchase Plan, see “Item 11: Executive Compensation—Compensation Discussion and Analysis—Grants of Plan-Based Awards—2011 Employee Stock Purchase Plan.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our outstanding common stock for: (1) each person or entity known to us to beneficially own more than 5% of any class of our outstanding securities; (2) each member of our Board; (3) each of our named executive officers; and (4) all of the members of our Board and executive officers, as a group. The following tables list the number of shares and percentage of shares beneficially owned based on 34,056,468 shares of common stock outstanding as of December 31, 2014.

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

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person listed in the table below is c/o MagnaChip Semiconductor, Ltd., 1 Hyangjeong-dong, Hungduk-gu, Cheongju-si, 361-725, Korea.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Principal Stockholders
Funds managed by Avenue Capital Management II, L.P.(2)	4,088,978	12.0%
Funds managed by FMR LLC(3)	4,107,094	12.1%
Funds managed by Lakewood Capital Management, LP(4)	2,144,857	6.3%
Funds managed by Brigade Capital Management, LP(5)	1,933,000	5.7%
Directors and Executive Officers
Sang Park(6)	785,000	2.3%
Margaret Sakai(7)	134,160	*
Young-Joon Kim(8)	118,000	*
Tae Young Hwang(9)	285,000	*
Brent Rowe(10)	200,000	*
Michael Elkins(11)	76,750	*
Randal Klein(12)	—	—
Ilbok Lee(13)	85,000	*
Brian Mulhern(12)	—	—
R. Douglas Norby(14)	105,000	*
Nader Tavakoli(15)	98,750	*
Directors and Officers as a group (13 persons)(16)	1,290,000	3.7%

*	Less than one percent
(1)	Includes any outstanding common stock held and, to the extent applicable, shares issuable upon the exercise or conversion of any securities that are exercisable or convertible within 60 days of December 31, 2014.
(2)	The following entities and person are collectively referred to in this table as the “Avenue Capital Group”: (i) Avenue Investments, L.P. (“Avenue Investments”), (ii) Avenue International Master, L.P. (“Avenue International Master”), (iii) Avenue International, Ltd. (“Avenue International”), the sole limited partner of Avenue International Master, (iv) Avenue International Master GenPar, Ltd. (“Avenue International GenPar”), the general partner of Avenue International Master, (v) Avenue Partners, LLC (“Avenue Partners”), the general partner of Avenue Investments and the sole shareholder of Avenue International GenPar, (vi) Avenue-CDP Global Opportunities Fund, L.P. (“Avenue-CDP”), (vii) Avenue Global Opportunities Fund GenPar, LLC (“Avenue Global GenPar”), the general partner of Avenue-CDP, (viii) Avenue Special Situations Fund IV, L.P. (“Avenue Fund IV”), (ix) Avenue Capital Partners IV, LLC (“Avenue Capital IV”), the general partner of Avenue Fund IV, (x) GL Partners IV, LLC (“GL IV”), the managing member of Avenue Capital IV, (xi) Avenue Special Situations Fund V, L.P. (“Avenue Fund V”), (xii) Avenue Capital Partners V, LLC (“Avenue Capital V”), the general partner of Avenue Fund V, (xiii) GL Partners V, LLC (“GL V”), the managing member of Avenue Capital V, (xiv) Avenue Capital Management II, L.P. (“Avenue Capital Management”), the investment manager to Avenue Investments, Avenue International Master, Avenue-CDP, Avenue Fund IV and Avenue Fund V (collectively, the “Avenue Funds”), (xv) Avenue Capital Management II GenPar, LLC (“Avenue Capital Management GenPar”), the general partner of Avenue Capital Management, and (xvi) Marc Lasry, the managing member of Avenue International GenPar, Avenue Partners, Avenue Global GenPar, GL IV, GL V and Avenue Capital Management GenPar.

The Avenue Capital Group beneficially owns 4,088,978 shares of common stock. On November 9, 2014, all warrants to purchase our common stock previously held by the Avenue Capital Group expired.

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

Avenue Fund V beneficially owns 619,115 shares of common stock, or 1.8%. The securities owned by Avenue Fund V may also be deemed to be beneficially owned by Avenue Capital V, its general partner; GL V, the managing member of Avenue Capital V; Avenue Capital Management, its investment manager; Avenue Capital Management GenPar, the general partner of Avenue Capital Management; and Mr. Lasry, the managing member of Avenue Capital Management GenPar and GL V; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Fund V, please see above.

Avenue Fund IV beneficially owns 496,023 shares of common stock, or 1.5%. The securities owned by Avenue Fund IV may also be deemed to be beneficially owned by Avenue Capital IV, its general partner; GL IV, the managing member of Avenue Capital IV; Avenue Capital Management, its investment manager; Avenue Capital Management GenPar, the general partner of Avenue Capital Management; and Mr. Lasry, the managing member of Avenue Capital Management GenPar and GL IV; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Fund IV, please see above.

Avenue International Master beneficially owns 2,166,652 shares of common stock, or 6.4%. The securities owned by Avenue International Master may also be deemed to be beneficially owned by Avenue International, its sole limited partner; Avenue International GenPar, its general partner; Avenue Partners, the sole shareholder of Avenue International GenPar; Avenue Capital Management, its investment manager; Avenue Capital Management GenPar, the general partner of Avenue Capital Management; and Mr. Lasry, the managing member of Avenue Capital Management GenPar, Avenue Partners and Avenue International GenPar; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue International Master, please see above.

Avenue-CDP beneficially owns 84,924 shares of common stock, or 0.2%. The securities owned by Avenue-CDP may also be deemed to be beneficially owned by Avenue Global GenPar, its general partner; Avenue Capital Management, its investment manager; Avenue Capital Management GenPar, the general partner of Avenue Capital Management; and Mr. Lasry, the managing member of Avenue Capital Management GenPar and Avenue Global GenPar; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue-CDP, please see above.

Avenue Investments beneficially owns 722,264 shares of common stock, or 2.1%. The securities owned by Avenue Investments may also be deemed to be beneficially owned by Avenue Partners, its general partner; Avenue Capital Management, its investment manager; Avenue Capital Management GenPar, the general partner of Avenue Capital Management; and Mr. Lasry, the managing member of Avenue Capital Management GenPar and Avenue Partners; all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Investments, please see above.

(3)	Based on the information contained in a Schedule 13G filed with the SEC on April 10, 2014 by FMR LLC (“FMR”) and Edward C. Johnson 3d. Edward C. Johnson 3d is the Chairman of FMR and members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. The shares of common stock listed in the table above represent:

•

4,087,020 shares of common stock beneficially owned by Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR, as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR, through its control of Fidelity, each has sole power to dispose of the 4,087,020 shares owned by Fidelity and the funds for which it acts as investment adviser. Neither FMR nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by funds managed by Fidelity, which power resides with the funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees.

•

8,400 shares of common stock beneficially owned by Fidelity SelectCo, LLC (“SelectCo”), a wholly owned subsidiary of FMR, as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “SelectCo Funds”). Edward C. Johnson 3d and FMR, through its control of SelectCo, and the SelectCo Funds each has sole power to dispose of the 8,400 shares beneficially owned by the SelectCo Funds.

•

11,674 shares of common stock beneficially owned by Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly owned subsidiary of FMR, as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR, through its control of PGATC, each has sole dispositive power over the 11,674 shares beneficially owned by PGATC and sole power to vote or to direct the voting of 0 shares of common stock owned by the institutional accounts managed by PGATC as reported above.

The business address of each of FMR, Fidelity, SelectCo, PGATC, and Edward C. Johnson 3d is 245 Summer Street, Boston, Massachusetts 02210.

(4)

Based on the information contained in a Schedule 13G/A filed with the SEC on February 14, 2014 by Lakewood Capital Management, LP (“Lakewood Management”), Lakewood Capital Advisors, LLC (“Lakewood Capital”), Lakewood Capital Partners, LP (“Lakewood Partners”), and Anthony T. Bozza. The shares of common stock listed in the table above represent 2,144,857 shares of common stock that are beneficially owned by Lakewood Management, Lakewood Capital, Lakewood Partners, and Anthony T. Bozza. The business address of each of Lakewood Management, Lakewood Capital, Lakewood Partners, and Anthony T. Bozza is 650 Madison Ave., 25th Floor, New York, New York 10022.

(5)	Based on the information contained in a Schedule 13G filed with the SEC on September 29, 2014 by Brigade Capital Management, LP (“Brigade Capital”), Brigade Leveraged Capital Structures Fund Ltd.(“Brigade Fund”) and Donald E. Morgan, III. Each of Brigade Capital and Donald E. Morgan, III has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of all of the shares of common stock listed in the table above. Brigade Fund has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of 1,750,000 of the shares of common stock listed in the table above. The business address of each of Brigade Capital and Donald E. Morgan, III is 399 Park Avenue, 16th Floor, New York, New York 10022. The business address of Brigade Fund is c/o Elian, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.
(6)	Represents 280,000 shares of common stock and 505,000 options to purchase shares of common stock that will be vested and exercisable as of March 1, 2015.
(7)	Represents 42,000 shares of common stock and 92,160 options to purchase shares of common stock that will be vested and exercisable as of March 1, 2015.
(8)	Represents 118,000 options to purchase shares of common stock that will be vested and exercisable as of March 1, 2015.
(9)	Represents 90,000 shares of common stock and 195,000 options to purchase shares of common stock that will be vested and exercisable as of March 1, 2015.
(10)	Represents 70,000 shares of common stock and 130,000 options to purchase shares of common stock that will be vested and exercisable as of March 1, 2015.
(11)	Represents 76,750 options to purchase shares of common stock that will be vested and exercisable as of March 1, 2015.
(12)	The address for Messrs. Klein and Mulhern is 399 Park Avenue, 6th Floor, New York, NY 10022.
(13)	Represents 85,000 options to purchase shares of common stock that will be vested and exercisable as of March 1, 2015.
(14)	Represents 105,000 options to purchase shares of common stock that will be vested and exercisable as of March 1, 2015.
(15)	Represents 5,550 shares of common stock and 93,200 options to purchase shares of common stock that will be vested and exercisable as of March 1, 2015.
(16)	Represents 221,550 shares of common stock and 1,068,450 options to purchase shares of common stock that will be vested and exercisable as of March 1, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Code of Business Conduct and Ethics

Under our Code of Business Conduct and Ethics, all conflicts of interest and related party transactions involving our directors or executive officers must be reviewed and approved in writing by our full Board. In the approval process, the approving authority will review all aspects of the conflict of interest or related party transaction, including but not limited to: (i) compliance with laws, rules and regulations, (ii) the adverse effect on our business and results of operations, (iii) the adverse effect on our relationships with third parties such as customers, vendors and potential investors, (iv) the benefit to the director, officer or employee at issue, and (v) the creation of morale problems among other employees. Our Board will only approve those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests.

Registration Rights Agreement

On November 9, 2009, we entered into a registration rights agreement with the holders of MagnaChip Semiconductor LLC’s common units issued in our reorganization proceedings, including Avenue, where we granted them registration rights with respect to our common stock. In 2012 and 2013, the Company paid fees and expenses of $1.2 million and $0.8 million, respectively, in connection with the registration and sale of shares of our common stock by Avenue pursuant to such registration rights agreement. Affiliates of Avenue currently have two employees, Messrs. Klein and Mulhern, serving as members of our Board. Mr. Elkins, also a current member of our Board, was previously employed by affiliates of Avenue until December 31, 2012, and currently serves as a consultant to affiliates of Avenue.

Director Independence

The Board reviews the independence of each director annually. In determining the independence of our directors, our Board considered Section 303A of the NYSE listing standards and broadly considered the materiality of each director’s relationship with us. Based upon the foregoing criteria, in December 2014, our Board determined that the following directors are independent: Mr. R. Douglas Norby, Mr. Michael Elkins, Dr. Ilbok Lee and Mr. Nader Tavakoli. In making such determination of independence for Mr. Elkins under the applicable NYSE independence standards for his service on the Compensation Committee of the Board, the Board specifically considered Mr. Elkins’ previous employment and current consulting arrangement with Avenue.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed or expected to be billed for professional services rendered by Samil PricewaterhouseCoopers and its affiliates for the years ended December 31, 2013 and 2012.

	Year Ended December 31
	2013	2012
	(in millions)
Audit fees(1)	$8.5	$1.3
Audit Related fees	—	—
Tax fees	0.0	0.0
All other fees	0.0	0.0

Total	$8.6	$1.3

(1)	The large difference between the fees reflected for 2013 compared to those for 2012 primarily relates to additional fees incurred associated with our Restatement.

Policy and procedure for approval of audit and permitted non-audit services

All audit fees were pre-approved by the Company’s Audit Committee, which concluded that the provision of such services by Samil PricewaterhouseCoopers and its affiliates was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. With respect to outside auditor independence, the Audit Committee Charter provides for pre-approval of audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approve the fees and other terms of any such engagement. The Audit Committee Charter authorizes the Audit Committee to delegate to one or more of its members the authority to grant pre-approvals for such services, provided that the decisions of such member(s) to grant any such pre-approval shall be presented to the Committee at its next scheduled meeting. The Audit Committee followed these guidelines in approving all services rendered by Samil PricewaterhouseCoopers and its affiliates.

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on March 11, 2011).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

4.1	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.2

Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.3

First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.4	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.18	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.27*#	Separation Agreement, effective July 31, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park.

10.28*	Entrustment Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.30 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.29*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006 (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.30*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai (incorporated by reference to Exhibit 10.36 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31*#	Separation Agreement, effective April 12, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Margaret Sakai.

10.32*	Offer Letter, dated as of July 1, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.33*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.34*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.35*#	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim.

10.36*#	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim.

10.37*#	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim.

10.38*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.43*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.44*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.45	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K filed on March 8, 2012).

10.46	Exchange and Registration Rights Agreement, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation and Barclays Capital Inc., as representative for the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2013).

12.1#	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit Description

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Interim Chief Executive Officer
Date:	February 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	February 12, 2015
Young-Joon Kim, Interim Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan W. Kim	February 12, 2015
Jonathan W. Kim, Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Michael Elkins	February 12, 2015
Michael Elkins, Director

/s/ Randal Klein	February 12, 2015
Randal Klein, Director

/s/ Ilbok Lee	February 12, 2015
Ilbok Lee, Director

/s/ Brian Mulhern	February 12, 2015
Brian Mulhern, Director

/s/ Douglas Norby	February 12, 2015
R. Douglas Norby, Non- Executive Chairman of the Board of Directors

/s/ Nader Tavakoli	February 12, 2015
Nader Tavakoli, Director

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on March 11, 2011).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

4.1	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.2	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.3	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.4	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.18	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.27*#	Separation Agreement, effective July 31, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park.

10.28*	Entrustment Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.30 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.29*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006 (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.30*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai (incorporated by reference to Exhibit 10.36 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31*#	Separation Agreement, effective April 12, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Margaret Sakai.

10.32*	Offer Letter, dated as of July 1, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.33*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.34*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.35*#	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim.

10.36*#	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim.

10.37*#	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim.

10.38*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.43*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.44*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.45	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K filed on March 8, 2012).

10.46	Exchange and Registration Rights Agreement, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation and Barclays Capital Inc., as representative for the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2013).

12.1#	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit Description

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith