Form 10-Q
period 2014-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2015-02-12
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended March 31, 2014 (this “Quarterly Report”) is being filed by MagnaChip Semiconductor Corporation (“we,” “our,” “us,” the “Company” or “MagnaChip”) concurrently with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2015 (the “2013 Form 10-K”). The 2013 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011.

The Company filed a Current Report on Form 8-K with the SEC on March 11, 2014 disclosing the determination of the Audit Committee of the Company’s Board of Directors that certain of the Company’s previously issued annual audited and interim unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should no longer be relied upon.

In the 2013 Form 10-K, the Company restated and corrected the following financial statements of the Company (the “Restatement”): (i) the audited consolidated balance sheet as of December 31, 2012 and 2011, and consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2012 and 2011; and (ii) the five year selected financial data presented in the 2013 Form 10-K.

The 2013 Form 10-K was filed by the Company in lieu of the Company separately filing with the SEC amendments to its previously filed Annual Reports on Form 10-K for each of the years ended December 31, 2012 and 2011.

The unaudited financial statements for the three months ended March 31, 2013 contained in this Quarterly Report are presented on a restated basis and are consistent with those contained in the 2013 Form 10-K. The Company has not separately amended, and does not intend to amend, its Quarterly Reports on Form 10-Q for the periods ended on or prior to September 30, 2013.

For more information on the matters that have led to the restatement and data previously reported, see “Note 2. Restatement of Consolidated Financial Statements” to our consolidated financial statements contained in the 2013 Form 10-K and our consolidated financial statements contained herein.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.

PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (As Restated)	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013 (As Restated)	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014 and 2013 (As Restated)	7

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (As Restated)	8

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II OTHER INFORMATION		48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 6.	Exhibits	49

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$104,768	$153,606
Restricted cash	4	4
Accounts receivable, net	105,679	78,898
Inventories, net	83,697	74,698
Other receivables	5,276	6,011
Prepaid expenses	12,835	9,194
Current deferred income tax assets	1,335	1,348
Other current assets	8,062	10,403

Total current assets	321,656	334,162

Property, plant and equipment, net	251,584	254,297
Intangible assets, net	2,745	3,111
Long-term prepaid expenses	14,829	16,405
Deferred income tax assets	611	896
Other non-current assets	16,618	16,319

Total assets	$608,043	$625,190

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$73,682	$75,059
Other accounts payable	20,540	15,670
Accrued expenses	64,761	65,494
Other current liabilities	4,166	5,872

Total current liabilities	163,149	162,095

Long-term borrowings, net	223,951	223,923
Accrued severance benefits, net	135,013	134,172
Other non-current liabilities	20,213	23,459

Total liabilities	542,326	543,649

Commitments and Contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,635,128 shares issued and 34,056,363 outstanding at March 31, 2014 and 40,627,131 shares issued and 34,048,366 outstanding at December 31, 2013	406	406
Additional paid-in capital	116,906	116,222
Retained earnings	84,284	105,889
Treasury stock, 6,578,765 shares at March 31, 2014 and December 31, 2013	(90,918)	(90,918)
Accumulated other comprehensive loss	(44,961)	(50,058)

Total stockholders’ equity	65,717	81,541

Total liabilities and stockholders’ equity	$608,043	$625,190

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended
	March 31, 2014	March 31, 2013 (As Restated)
Net sales	$164,164	$194,322
Cost of sales	123,887	136,087

Gross profit	40,277	58,235

Selling, general and administrative expenses	25,027	20,808
Research and development expenses	23,137	21,015
Restructuring and impairment charges	—	2,446

Operating income (loss)	(7,887)	13,966

Other expenses
Interest expense, net	(4,070)	(5,849)
Foreign currency loss, net	(9,406)	(23,458)
Other	561	353

	(12,915)	(28,954)

Loss before income taxes	(20,802)	(14,988)

Income tax expenses	803	2,601

Net loss	$(21,605)	$(17,589)

Loss per common share—
Basic	$(0.63)	$(0.49)
Diluted	$(0.63)	$(0.49)
Weighted average number of shares—
Basic	34,052,875	35,539,413
Diluted	34,052,875	35,539,413

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended
	March 31, 2014	March 31, 2013 (As Restated)
Net loss	$(21,605)	$(17,589)
Other comprehensive income
Foreign currency translation adjustments	6,619	13,733
Derivative adjustments
Fair valuation of derivatives	(1,801)	(5,482)
Reclassification adjustment for loss (gain) on derivatives included in net loss	3	(250)
Unrealized gain on investments	276	320

Total comprehensive loss	$(16,508)	$(9,268)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Three Months Ended March 31, 2014
Balance at January 1, 2014	34,048,366	$406	$116,222	$105,889	$(90,918)	$(50,058)	$81,541
Stock-based compensation	—	—	617	—	—	—	617
Exercise of stock options	6,795	—	48	—	—	—	48
Exercise of warrants	1,202	—	19	—	—	—	19
Other comprehensive income, net	—	—	—	—	—	5,097	5,097
Net loss	—	—	—	(21,605)	—	—	(21,605)

Balance at March 31, 2014	34,056,363	$406	$116,906	$84,284	$(90,918)	$(44,961)	$65,717

Three Months Ended March 31, 2013
Balance at January 1, 2013 (As Restated)	35,635,357	$396	$102,409	$170,092	$(39,918)	$(41,450)	$191,529
Stock-based compensation	—	—	490	—	—	—	490
Exercise of stock options	147,810	1	993	—	—	—	994
Exercise of warrants	749	—	12	—	—	—	12
Acquisition of treasury stock	(375,884)		—	—	(6,000)	—	(6,000)
Other comprehensive income, net	—	—	—	—	—	8,321	8,321
Net loss	—	—	—	(17,589)	—	—	(17,589)

Balance at March 31, 2013 (As Restated)	35,408,032	$397	$103,904	$152,503	$(45,918)	$(33,129)	$177,757

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Three Months Ended
	March 31, 2014	March 31, 2013 (As Restated)
Cash flows from operating activities
Net loss	$(21,605)	$(17,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,268	8,391
Provision for severance benefits	4,034	4,286
Bad debt expenses	94	(12)
Amortization of debt issuance costs and original issue discount	149	283
Loss on foreign currency translation, net	11,007	29,179
Restructuring and impairment charges	—	618
Stock-based compensation	617	490
Other	367	606
Changes in operating assets and liabilities
Accounts receivable	(28,094)	3,738
Inventories, net	(10,028)	(2,705)
Other receivables	691	(1,266)
Other current assets	(806)	3,529
Deferred tax assets	366	775
Accounts payable	(837)	2,136
Other accounts payable	(1,230)	10,412
Accrued expenses	(3,273)	(1,202)
Other current liabilities	(1,790)	(5,045)
Other non-current liabilities	548	334
Payment of severance benefits	(1,514)	(627)
Other	(150)	(48)

Net cash provided by (used in) operating activities	(44,186)	36,283

Cash flows from investing activities
Purchase of plant, property and equipment	(6,259)	(31,652)
Payment for intellectual property registration	(92)	(142)
Payment of guarantee deposits	(289)	(741)
Other	7	100

Net cash used in investing activities	(6,633)	(32,435)

Cash flows from financing activities
Proceeds from issuance of common stock	67	1,006
Acquisition of treasury stock	—	(6,000)

Net cash provided by (used in) financing activities	67	(4,994)
Effect of exchange rates on cash and cash equivalents	1,914	1,895

Net increase (decrease) in cash and cash equivalents	(48,838)	749

Cash and cash equivalents
Beginning of the period	153,606	182,238

End of the period	$104,768	$182,987

Supplemental cash flow information
Cash paid for interest	$7,340	$1

Cash paid (refunded) for income taxes	$(21)	$6,204

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,271	$1,101

The accompanying notes are an integral part of these consolidated financial statements.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except share data)

1. Business, Basis of Presentation and Significant Accounting Policies

Business

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer, computer and communication applications. The Company’s business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s Display Solutions products include display drivers for use in a wide range of flat panel displays and mobile multimedia devices. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer, computer, communication and industrial applications. The Company’s Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2013 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements — Going Concern” (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

2. Restatement of Consolidated Financial Statements

These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), which was filed on February 12, 2015.

Background and Scope of Investigation

In January 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) commenced an internal investigation into the Company’s accounting practices and procedures with outside professional advisors (the “Independent Investigation”). The Independent Investigation involved procedures that included forensic analysis and inquiry directed to aspects of the Company’s accounting and financial reporting practices, and evaluated aspects of its historical accounting and financial reporting practices since 2011. The Independent Investigation initially raised questions relating to numerous accounting transactions, most of which involved revenue recognition practices relating to distributor relationships.

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

The Independent Investigation continued through October 2014 and identified numerous accounting errors, most of which involved revenue recognition, cost of goods sold, inventory reserves, fixed asset capitalization, and expense recognition and allocation. It also identified deficiencies regarding business practices related to distributors, non-distributor customers and vendors. Concurrently with the Independent Investigation, management conducted extensive internal review of its financial accounting and reporting practices and internal control over financial reporting. The Independent Investigation and management’s internal review identified evidence of errors in the Company’s accounting and deficiencies in its internal control over financial reporting.

Restatement Adjustments

As a result of the issues identified in the Independent Investigation and management’s internal review, the Company restated its previously reported consolidated financial statements for the three months ended March 31, 2013 in order to correct certain previously reported amounts.

The impact of the errors to the previous statement of operations, statement of cash flows and statement of comprehensive income has been detailed in the tables below. A description of the nature of the errors follows.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Revenue Recognition

Sales through Distributors — The largest portion of revenue recognition adjustments relate to correcting the timing and amount of revenue recognized on the sale of products through certain distributors. During the course of the Independent Investigation and management’s internal review, it was determined that the application of its revenue recognition policy was not appropriate in these situations. Revenue had been recognized without persuasive evidence of an arrangement and the collectability of the sales price not being reasonably assured. Furthermore, in some circumstances, revenue was recognized prior to risk of loss being transferred.

Accordingly, related revenues and cost of sales were reversed in the period in which the accounting errors took place and recognized in subsequent periods when all of the revenue recognition criteria were met. These adjustments also include the impact of foreign currency exchange rate differences between periods of de-recognition and recognition of the revenue transactions.

Other — The other revenue recognition adjustments include transactions where the Company recognized revenue in an incorrect period or recognized an incorrect amount of revenue. The primary categories of other revenue recognition adjustments include the following:

•	Cut-off — The Company identified certain sales transactions that were recognized prior to the transfer of inventory risk and title.

•	Non-recurring Engineering (“NRE”) — The Company provides NRE services to develop prototype wafers mainly for the Company’s foundry service customers. The Company identified revenue related to certain NRE arrangements recognized earlier or later than at the time that the required prototype wafer was delivered.

•	Concessions — The Company identified various types of unrecorded concessions provided to its distributors and customers, including future discounts, price adjustments, return rights, free products and others to incentivize distributors and customers to make purchases. Such concessions should be recorded as a deduction from revenues at the time when the related revenues are recognized.

•	Direct Customer Sales — The Company identified certain sales transactions to a customer that were recognized when the products were taken from the Company’s manufacturing facility to its warehouse, rather than when the products were delivered to the customer’s location. The arrangement related to these transactions did not have a fixed schedule for delivery to a customer’s location and were prematurely recognized as revenues.

Hedge Accounting — As a result of incorrect recognition of revenue discussed in Revenue Recognition – Sales through Distributors and Revenue Recognition – Other, the Company’s hedge accounting, related to the change in the effective portion of our derivative instrument’s gains and losses, was adjusted as key assumptions determining the amount are derived from revenues.

Reserves — As a result of incorrect recognition of revenue discussed in Revenue Recognition – Sales through Distributors and Revenue Recognition – Other, adjustments for reserves, related to estimated refunds, low yield compensation, and warranty liabilities, also required corrections as key assumptions in determining these amounts are derived from revenues.

Manufacturing Cost —The Company corrected certain fabrication and back-end processing costs that were not recorded consistently with the progression of its manufacturing activities. As a result, the Company’s cost of sales was decreased by approximately $1,400 thousand for the three months ended March 31, 2013, to account for manufacturing costs during the period in which they were incurred.

Inventory Reserves

The Company corrected errors with respect to how the Company previously forecasted revenues for the purposes of determining inventory reserves. As a result, the Company performed a retrospective review of its inventory reserve calculation and revised the revenue forecast component of the reserve calculation. In addition, as a result of the correction of revenue for certain transactions discussed in Revenue Recognition – Sales through Distributors and Revenue Recognition – Other, a significant portion of the revenues were reversed rather than deferred. The failure of the anticipated orders from final customers materializing resulted in a significantly higher excess and obsolete reserves for the restatement and subsequent periods. In addition, the Company corrected errors with respect to obsolete and aged inventory reserves that were previously understated due to the misclassification or errors in certain inventory items.

Understated Employee Benefits

The Company identified that certain amounts of earned vacation that were not included in calculating its severance accrual, resulting in an understatement of accrued severance benefits.

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

Settlement Obligations

The Company identified certain cash and in-kind payments to a customer in connection with settling a claim involving the Company’s product that may have caused a failure in the customer’s product. Although the Company does not agree with the claim, as its product met the customers’ specifications, the Company considered a number of factors and decided not to dispute the claim but make certain cash and/or in-kind payments as demanded by the customer. A number of cash and in-kind payments were made to the customer since 2011 and were recorded as cost of sales and/or reduction of revenues at the time that they were paid rather than accrued when each cash or in-kind payment became probable.

Tax Matters

Income Tax — Realization of the deferred tax assets is dependent on the Company’s ability to generate future taxable income. In the previously reported consolidated financial statements for the year ended December 31, 2012, the Company had released $64,749 thousand of valuation allowance against deferred tax assets at the Company’s Korean subsidiary and, consequently, a corresponding amount of income tax benefit was recognized.

During the management’s internal review, key assumptions and forecast of future taxable income were reassessed based on restated financial data as to whether deferred tax assets will ultimately be realized. In its reassessment, the Company concluded that the objective and verifiable negative evidence represented by recent actual operating losses outweighed more subjective positive evidence of anticipated future income over the periods in which the deferred tax assets are deductible. As a result, the Company determined that it was necessary to record a full valuation allowance on deferred tax assets of $64,749 thousand as of December 31, 2012 and for each subsequent quarter thereafter. The related expense was recorded in the Company’s statement of operations for the year ended December 31, 2012 as an income tax expense. In addition, the management’s review identified income tax adjustments attributable to certain foreign subsidiaries other than Korea and made an adjustment amounting to $112 thousand.

The restatement adjustments for the three months ended March 31, 2013 impacted our temporary differences between our book income and taxable income, which resulted in an increase of our deferred tax assets for which a full valuation allowance was recorded for the fiscal period then ended and thus there was no tax impact of the other restatement adjustments.

Other — The Company identified liabilities related to non-income-based taxes that the Company may be exposed to in connection with certain tax positions taken. We considered the period in which the underlying cause of action occurred, degree of probability of an unfavorable outcome and whether we could make a reasonable estimate.

Maintenance Costs

The Company identified certain maintenance expenses that were inappropriately capitalized and depreciated. As a result, the Company corrected these errors by reversing the related amounts in property, plant and equipment, and recorded them in cost of sales and research and development expense. In addition, the Company identified certain cash payments to a maintenance supplies vendor, that (i) the vendor used to purchase products from distributors; (ii) the distributors then paid to the Company for those products; and (iii) in turn were applied to the Company’s aged accounts receivable.

Account Classification

Revenue — The Company corrected the classification of rental income that was previously recorded as net sales when it should have been recorded in other income (expenses).

Expense — The Company identified errors in classification of expenses that were recorded as cost of sales when they should have been recorded as research and development for the three months ended March 31, 2013.

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

Included in other adjustments are as follows:

•	Accrued Liabilities — The Company identified costs related to certain goods and services that were recorded at the time of receipt of invoice rather than when the goods were delivered or services were rendered. As a result, the Company recorded adjustments to cost of sales and research and development expense.

•	Stock-based Compensation — The Company identified incorrect application of assumptions in computation of stock-based compensation expenses. As a result, the Company recorded adjustments to increase compensation expenses.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statement of operations for the three months ended March 31, 2013:

		Three Months Ended March 31, 2013
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Maintenance Cost	Cost Center Allocation	Account Classification	Other Adjustments	Total Adjustments	As Restated
Net sales	$205,298	$(10,416)	$—	$—	$—	$—	$—	$—	$(560)	$—	$(10,976)	$194,322
Cost of sales	139,555	(8,647)	3,860	132	—	—	2,432	(844)	(404)	3	(3,468)	136,087

Gross profit	65,743	(1,769)	(3,860)	(132)	—	—	(2,432)	844	(156)	(3)	(7,508)	58,235

Selling, general and administrative expenses	19,791	(89)	—	19	—	180	—	860	—	47	1,017	20,808
Research and development expenses	20,582	—	—	51	—	—	55	(16)	404	(61)	433	21,015
Restructuring and impairment charges	2,446	—	—	—	—	—	—	—	—	—	—	2,446

Operating income	22,924	(1,680)	(3,860)	(202)	—	(180)	(2,487)	—	(560)	11	(8,958)	13,966

Other income (expenses)
Interest expense, net	(5,849)	—	—	—	—	—	—	—	—	—	—	(5,849)
Foreign currency loss, net	(22,558)	(907)	—	—	—	—	—	—	—	7	(900)	(23,458)
Others	(260)	53	—	—	—	—	—	—	560	—	613	353

	(28,667)	(854)	—	—	—	—	—	—	560	7	(287)	(28,954)

Loss before income taxes	(5,743)	(2,534)	(3,860)	(202)	—	(180)	(2,487)	—	—	18	(9,245)	(14,988)

Income tax expenses	1,662	—	—	—	—	939	—	—	—	—	939	2,601

Net loss	$(7,405)	$(2,534)	$(3,860)	$(202)	$—	$(1,119)	$(2,487)	$—	$—	$18	$(10,184)	$(17,589)

Loss per common share—
Basic	$(0.21)											$(0.49)
Diluted	$(0.21)											$(0.49)

Weighted average number of shares—
Basic	35,539,413											35,539,413
Diluted	35,539,413											35,539,413

Note— Settlement Obligations column presented in the table above does not impact the statement operations for the three months ended March 2013.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Statement of Cash Flows

The following table presents the impact of the restatement adjustments on the Company’s consolidated statement of cash flow for three months ended March 31, 2013:

Three Months Ended March 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net loss	$(7,405)	$(10,184)	$(17,589)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,522	(131)	8,391
Provision for severance benefits	4,229	57	4,286
Bad debt expenses	30	(42)	(12)
Amortization of debt issuance costs and original issue discount	283	—	283
Loss on foreign currency translation, net	28,280	899	29,179
Restructuring and impairment charges	618	—	618
Stock-based compensation	420	70	490
Other	606	—	606
Changes in operating assets and liabilities
Accounts receivable	(6,409)	10,147	3,738
Inventories, net	2,022	(4,727)	(2,705)
Other receivables	(1,278)	12	(1,266)
Other current assets	2,014	1,515	3,529
Deferred tax assets	2,182	(1,407)	775
Accounts payable	2,290	(154)	2,136
Other accounts payable	9,734	678	10,412
Accrued expenses	(1,125)	(77)	(1,202)
Other current liabilities	(5,838)	793	(5,045)
Other non-current liabilities	(957)	1,291	334
Payment of severance benefits	(627)	—	(627)
Other	(47)	(1)	(48)

Net cash provided by operating activities	37,544	(1,261)	36,283

Cash flows from investing activities
Purchase of plant, property and equipment	(32,927)	1,275	(31,652)
Payment for intellectual property registration	(142)	—	(142)
Payment of guarantee deposits	(741)	—	(741)
Other	100	—	100

Net cash used in investing activities	(33,710)	1,275	(32,435)

Cash flows from financing activities
Proceeds from issuance of common stock	1,006	—	1,006
Acquisition of treasury stock	(6,000)	—	(6,000)

Net cash used in financing activities	(4,994)	—	(4,994)
Effect of exchange rates on cash and cash equivalents	1,909	(14)	1,895

Net increase in cash and cash equivalents	749	—	749

Cash and cash equivalents
Beginning of the period	182,238	—	182,238

End of the period	$182,987	$—	$182,987

Supplemental cash flow information
Cash paid for interest	$1	$—	$1

Cash paid for income taxes	$6,384	$(180)	$6,204

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$—	$1,101	$1,101

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Comprehensive Income

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statements of comprehensive income for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	As Previously Reported	As Restated
Net loss	$(7,405)	$(17,589)
Other comprehensive income :
Foreign currency translation adjustments	9,133	13,733
Derivative adjustments
Fair valuation of derivatives	(4,207)	(5,482)
Reclassification adjustment for gain on derivatives included in net loss	(304)	(250)
Unrealized gain on investments	228	320

Total comprehensive loss	$(2,555)	$(9,268)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

3. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $3,139 thousand and $10,072 thousand for the three months ended March 31, 2014 and 2013, respectively, and these sales resulted in pre-tax losses of $8 thousand and $20 thousand for the three months ended March 31, 2014 and 2013, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allows the Company to accelerate collection of customers’ receivables. While these arrangements have reduced the Company’s working capital needs, there can be no assurance that these programs will continue in the future.

4. Inventories

Inventories as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
Finished goods	$48,596	$43,734
Semi-finished goods and work-in-process	94,061	92,030
Raw materials	10,555	9,464
Materials in-transit and other	750	1,870
Less: inventory reserve	(70,265)	(72,400)

Inventories, net	$83,697	$74,698

	Three Months Ended
	March 31, 2014	March 31, 2013 (As Restated)
Beginning balance	$(72,400)	$(25,429)
Change in reserve	(2,788)	(7,777)
Write off	4,012	417
Translation adjustments	911	1,125

Ending balance	$(70,265)	$(31,664)

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

5. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2014 and December 31, 2013 comprise the following:

	March 31, 2014	December 31, 2013
Buildings and related structures	$80,145	$81,050
Machinery and equipment	272,443	269,840
Vehicles and others	23,333	22,397

	375,921	373,287
Less: accumulated depreciation	(141,525)	(136,397)
Land	17,188	17,407

Property, plant and equipment, net	$251,584	$254,297

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

6. Intangible Assets

Intangible assets as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Technology	$19,827	$20,081
Customer relationships	29,072	29,444
Intellectual property assets	7,827	7,829
Less: accumulated amortization	(53,981)	(54,243)

Intangible assets, net	$2,745	$3,111

7. Accrued Expenses

Accrued expenses as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Payroll, benefits and related taxes, excluding severance benefits	$21,323	$19,869
Withholding tax levied on intercompany interest income	24,792	23,872
Interest on senior notes	3,105	6,749
Settlement obligations	4,677	6,460
Outside service fees	3,457	1,462
Others	7,407	7,082

Accrued expenses	$64,761	$65,494

Settlement obligations

Settlement obligations related to settling claims involving the Company’s products are accrued when they are deemed probable and can be reasonably estimated. As of March 31, 2014, the settlement obligation of $6,037 thousand is included in other non-current liabilities in the consolidated balance sheet.

8. Derivative Financial Instruments

The Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of March 31, 2014 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
March 8, 2013	Zero cost collar	$54,000	April to June 2014
April 5, 2013	Zero cost collar	$54,000	July to September 2014
May 29, 2013	Zero cost collar	$54,000	October to December 2014
March 12, 2014	Zero cost collar	$54,000	January to March 2015

The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” (“ASC 815”), since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets as of March 31, 2014 and December 31, 2013 are as follows:

Derivatives designated as hedging instruments:		March 31, 2014	December 31, 2013
Asset Derivatives:
Zero cost collars	Other current assets	$3,191	$4,912
Liabilities Derivatives:
Zero cost collars	Other current liabilities	$169	$—

Offsetting of derivative assets as of March 31, 2014 and December 31, 2013 is as follows:

As of March 31, 2014	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/ pledged
Asset Derivatives:
Zero cost collars	$3,191	$—	$3,191	$(169)	$—	$3,022
Liability Derivatives:
Zero cost collars	$169	$—	$169	$(169)	$—	$—

As of December 31, 2013	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/ pledged
Asset Derivatives:
Zero cost collars	$4,912	$—	$4,912	$—	$—	$4,912

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2014 and 2013:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013 (As Restated)		2014	2013 (As Restated)		2014	2013 (As Restated)
Zero cost collars	$(1,801)	$(5,482)	Net sales	$(3)	$250	Other income (expenses) —Others	$(16)	$(214)

Total	$(1,801)	$(5,482)		$(3)	$250		$(16)	$(214)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

As of March 31, 2014, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next twelve months is $2,912 thousand.

The Company’s zero cost collar contracts are subject to termination upon the occurrence of the following events:

(i) On the last day of a fiscal quarter, the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30 million.

(ii) The rating of the Company’s debt is B- or lower by Standard & Poor’s Ratings Group or any successor rating agency thereof (“S&P”) or B3 or lower by Moody’s Investor Services, Inc. or any successor rating agency thereof (“Moody’s”) or the Company’s debt ceases to be assigned a rating by either S&P or Moody’s. See “Note 18. Subsequent Events” – Early termination of derivative contracts.

In addition, the Company is required to deposit cash collateral with three financial institutions, the counterparties to the zero cost collar contracts, for any exposure in excess of $5 million for each financial institution. No cash collateral was required as of March 31, 2014.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

9. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,497	$1,497	$1,497	$—	$—
Derivative assets (other current assets)	3,191	3,191	—	3,191	—
Liabilities:
Derivative liabilities (other current liabilities)	169	169	—	169	—

As of March 31, 2014, the total carrying value and estimated fair value of the Company’s 6.625% Senior Notes due 2021 (the “2021 Notes”), which are not measured at fair value on a recurring basis, were $223,951 thousand and $225,563 thousand, respectively. The estimated fair value is based on Level 2 inputs.

10. Long-Term Borrowings

Long-term borrowings as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
6.625% senior notes due July 2021	$225,000	$225,000
Discount on senior notes	(1,049)	(1,077)

Long-term borrowings, net of unamortized discount	$223,951	$223,923

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

The Company used net proceeds from the issuance of the 2021 Notes of $218.8 million, which represents $225.0 million of principal amount net of $1.1 million of original issue discount and $5.1 million of debt issuance costs, together with cash on hand, to repay all of the Company’s 10.500% senior notes due April 2018, including applicable premium and accrued interest, and to pay related fees and expenses of the 2021 Notes offering.

In connection with the refinancing of the Company’s senior notes, the Company recognized $32.8 million of loss on early extinguishment of senior notes, which consisted of $23.8 million from the applicable premium, $5.3 million from write-off of debt issuance costs, $1.9 million from write-off of discounts and $1.8 million of interest incurred during the notice period.

The Company can optionally redeem all or a part of the 2021 Notes according to the following schedule: (i) at any time prior to July 15, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of 2021 Notes issued under the Indenture, dated as of July 18, 2013, as supplemented by that certain First Supplemental Indenture, dated as of March 27, 2014 (collectively, the “Indenture”) at a redemption price equal to 106.625% of the principal amount of the 2021 Notes redeemed, plus accrued and unpaid interest and special interest, if any, to the date of redemption with the net proceeds of a qualified equity offering; (ii) at any time prior to July 15, 2017, the Company may on any one or more occasions redeem all or a part of the 2021 Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus the applicable premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption; and (iii) on or after July 15, 2017, the Company may on any one or more occasions redeem all or a part of the 2021 Notes, at a redemption price equal to 103.313%, 101.656% and 100% of the principal amount of the notes redeemed in 2017, 2018 and 2019 and thereafter, respectively, plus accrued and unpaid interest and special interest, if any, on the notes redeemed, to the applicable date of redemption.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The Indenture contains covenants that limit ability of the Company and its restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem the Company’s capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness; (vi) merge with or into or sell all or substantially all of the Company’s assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity to the Company or other restricted subsidiaries, to make loans to the Company or other restricted subsidiaries or to transfer assets to the Company or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

These covenants will be subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the notes are rated investment grade at any time.

In connection with the issuance of the 2021 Notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2013 to 2021. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $123 thousand for the three months ended March 31, 2014. The remaining capitalized costs as of March 31, 2014, which were included in other non-current assets in the consolidated balance sheet, were $4,700 thousand.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

11. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2014, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013 (As Restated)
Beginning balance	$135,356	$116,036
Provisions	4,034	4,286
Severance payments	(1,514)	(627)
Translation adjustments	(1,700)	(4,377)

	136,176	115,318
Less: Cumulative contributions to the National Pension Fund	(375)	(379)
Group severance insurance plan	(788)	(754)

Accrued severance benefits, net	$135,013	$114,185

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2014	$374
2015	390
2016	1,333
2017	1,740
2018	3,073
2019	2,268
2020 – 2024	24,159

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

12. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2014, the total intercompany loan balance was $529 million. The Korean won to U.S. dollar exchange rates were 1,068.8:1 and 1,055.3:1 using the first base rate as of March 31, 2014 and December 31, 2013, respectively, as quoted by the Korea Exchange Bank.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

13. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., is the principal operating entity within the consolidated Company. For the three months ended March 31, 2014 and 2013, no income tax expense for MagnaChip Semiconductor, Ltd. was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the three months ended March 31, 2014 and 2013 was $803 thousand and $2,601 thousand (restated), respectively, primarily attributable to withholding taxes related to intercompany balances and net operating loss carry-back at the parent company and a domestic subsidiary.

14. Geographic and Segment Information

The Company has one operating segment, consisting of three business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s chief operating decision maker is considered to be its Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following is a summary of net sales by business line:

	Three Months Ended
	March 31, 2014	March 31, 2013 (As Restated)
Net Sales
Display Solutions	$40,379	$63,555
Semiconductor Manufacturing Services	91,928	104,391
Power Solutions	31,775	26,283
All other	82	93

Total net sales	$164,164	$194,322

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	March 31, 2014	March 31, 2013 (As Restated)
Korea	$67,013	$84,446
Asia Pacific (other than Korea)	70,221	68,511
U.S.A.	19,753	28,690
Europe	6,893	11,729
Others	284	946

Total	$164,164	$194,322

Net sales from the Company’s top ten largest customers accounted for 55% and 67% for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014, we had no customer which represented over 10% of the Company’s net sales.

For the three months ended March 31, 2013, we had three customers which represented 16.0%, 11.0% and 10.9% of the Company’s net sales, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of March 31, 2014.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
Foreign currency translation adjustments	$(50,707)	$(57,326)
Derivative adjustments	4,789	6,587
Unrealized gain on investments	957	681

Total	$(44,961)	$(50,058)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 is as follows:

Three Months Ended March 31, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(57,326)	$6,587	$681	$(50,058)

Other comprehensive income (loss) before reclassifications	6,619	(1,801)	276	5,094
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3

Net current-period other comprehensive income (loss)	6,619	(1,798)	276	5,097

Ending balance	$(50,707)	$4,789	$957	$(44,961)

Three Months Ended March 31, 2013 (As Restated)	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(43,599)	$2,074	$75	$(41,450)

Other comprehensive income (loss) before reclassifications	13,733	(5,482)	320	8,571
Amounts reclassified from accumulated other comprehensive income	—	(250)	—	(250)

Net current-period other comprehensive income (loss)	13,733	(5,732)	320	8,321

Ending balance	$(29,866)	(3,658)	$395	$(33,129)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

16. Loss per Share

The following table illustrates the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31, 2014	March 31, 2013 (As Restated)
Net loss	$(21,605)	$(17,589)
Weighted average common stock outstanding
Basic	34,052,875	35,539,413
Diluted	34,052,875	35,539,413
Loss per share
Basic	$(0.63)	$(0.49)
Diluted	$(0.63)	$(0.49)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2014	March 31, 2013 (As Restated)
Options	3,180,925	3,033,021
Warrants	1,425,129	1,874,230

17. Commitments and Contingencies

Matters Related to the Audit Committee’s Investigation, the Restatement of Certain of the Company’s Consolidated Financial Statements, the State of the Company’s Internal Control Over Financial Reporting and the Company’s Failure to Timely File Periodic Reports with the SEC

Securities Class Action Complaint

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s current and now-former officers on behalf of shareholders who purchased or acquired the Company’s securities between February 1, 2012 and March 11, 2014. On September 30, 2014, an amended complaint was filed against the Company, certain current and now-former officers of the Company, certain members of the Company’s Board of Directors, and a shareholder of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action, Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-CV-1160, is pending in the Northern District of California. The Court has granted the plaintiffs thirty days from the date the 2013 Form 10-K is filed with the SEC to file and serve a further amended complaint. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

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

18. Subsequent Events

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

Late Filings

On November 12, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 with the SEC.

Restatement

On February 12, 2015, the Company filed with the SEC its 2013 Form 10-K containing audited financial statements of the Company for the year ended December 31, 2013 and audited restated financial statements for the years ended December 31, 2012 and 2011.

NYSE Actions

On April 4, 2014, we filed a Current Report on Form 8-K with the SEC announcing that on April 2, 2014 we received from NYSE Regulation, Inc. (the “NYSE”) a notice of failure to satisfy a continued listing rule or standard and related monitoring. The notice informed us that, as a result of our failure to timely file our 2013 Form 10-K, we are subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE Listed Company Manual (“Section 802.01E”). Under the Section 802.01E procedures, the NYSE will monitor the status of the filing of the 2013 Form 10-K and related public disclosures for up to a six-month period from its due date. If the Company did not file the 2013 Form 10-K within six months from the filing due date, the NYSE may, in its sole discretion, allow the Company’s common stock to trade for up to an additional six months pending the filing of the 2013 Form 10-K prior to commencing suspension or delisting procedures, depending on the Company’s specific circumstances.

On September 5, 2014, we made a request to the NYSE that our shares be permitted to continue to trade on the NYSE while the Company completed its restatement of the consolidated financial statements. On October 3, 2014, we received an extension for continued listing and trading of the Company’s common stock on the NYSE. The extension, was subject to ongoing reassessment by the NYSE, provided the Company with an additional trading period until April 1, 2015, during which the Company can file its 2013 Form 10-K with the SEC. On February 12, 2015, the Company filed its 2013 Form 10-K, and simultaneously filed its Form 10-Q for each of the quarters ended March 31, 2014, June 30, 2014 and September, 30, 2014. The Company believes that these filings with the SEC satisfy the NYSE continued listing requirements.

2021 Notes indenture reporting covenant default

As disclosed in the Company’s Form 8-K filed on June 25, 2014, the Company received a notice of default on June 20, 2014 (the “10-K and Q1 10-Q Notice of Default”) from Wilmington Trust, National Association, as trustee, under the Indenture related to the 2021 Notes. The 10-K and Q1 10-Q Notice of Default related to the failure by the Company, pursuant to Section 4.03 of the Indenture, to file with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Initial Reporting Defaults”). The Company did not cure the Initial Reporting Defaults within the applicable 60-day grace period and the Initial Reporting Defaults ripened into Events of Default. The Company elected, as the sole and exclusive remedy for the Events of Default, to pay additional interest on the 2021 Notes at a rate equal to 0.25% per annum of the principal amount of the 2021 Notes (the “Additional Interest”) for a period of 180 days following the occurrence of the Events of Default (the “Additional Interest Period”).

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Upon the filing with the SEC of the 2013 Form 10-K, this Report and the expected filing of the Form 10-Qs for the fiscal quarters ended June 30, 2014 and September 30, 2014, the Company believes it will regain compliance with its reporting obligations under the Indenture, cure all identified covenant defaults in each of the 10-K and Q1 10-Q Notice of Default, the Q2 10-Q Notice of Default, and the Q3 10-Q Notice of Default, and cease accruing the Additional Interest on the 2021 Notes as of the filing date of 10-Q for the fiscal quarter ended September 30, 2014.

Close of a fabrication facility

On December 4, 2014, the Company approved a plan to close its six-inch fabrication facility in Cheongju, South Korea (the “six-inch fab”). This plan is expected to be substantially implemented over the next 12 months, and the six-inch fab is expected to be closed by the end of 2015. The Company plans to transfer the six-inch fab employees to the Company’s other facilities.

FORWARD LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section and in “Part I: Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer, computer and communication applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,159 registered novel patents and 138 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer, computer, communication and industrial applications. Our Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Demand for our products and services is driven primarily by overall demand for consumer electronics products and can be adversely affected by periods of weak consumer spending or by market share losses by our customers. To mitigate the impact of market volatility on our business, we seek to address markets and geographies with higher growth rates than the overall consumer electronics industry. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our Korea-based operations, if we are not effective in competing in these markets our operating results may be adversely affected.

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

Other Significant Events

In March 2011, we completed our initial public offering of 9,500,000 shares of common stock, which we listed on the NYSE. All shares were sold in the form of depositary shares and each depositary share represented an ownership interest in one share of common stock. Of the 9,500,000 shares, 950,000 shares were newly issued by us and 8,550,000 shares were sold by selling stockholders. All outstanding depositary shares were automatically cancelled on April 24, 2011 and the underlying shares of common stock were issued to the holders of such cancelled depositary shares. We received $12.4 million of proceeds from the issuance of the new shares of common stock after deducting underwriters’ discounts and commissions, and we did not receive any proceeds from the sale of shares of common stock offered by the selling stockholders. We incurred $10.8 million of expenses in our initial public offering that were recorded as decrease of additional paid-in capital in our consolidated balance sheets.

Prior to our initial public offering, MagnaChip Semiconductor LLC, a Delaware limited liability company, was converted to MagnaChip Semiconductor Corporation, a Delaware corporation. In connection with the corporate conversion, outstanding common units of MagnaChip Semiconductor LLC were automatically converted into shares of common stock of MagnaChip Semiconductor Corporation, outstanding options to purchase common units of MagnaChip Semiconductor LLC were automatically converted into options to purchase shares of common stock of MagnaChip Semiconductor Corporation and outstanding warrants to purchase common units of MagnaChip Semiconductor LLC were automatically converted into warrants to purchase shares of common stock of MagnaChip Semiconductor Corporation, all at a ratio of one share of common stock for eight common units.

On May 16, 2011, two of our wholly owned subsidiaries, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor Finance Company, repurchased $35.0 million out of $250.0 million aggregate principal amount of our senior notes then outstanding at a price of 109.0% from funds affiliated with Avenue Capital Management II, L.P., one of our stockholders. In connection with the May 2011 repurchase of the senior notes, the Company recognized $4.1 million of loss on early extinguishment of senior notes, which consisted of $3.2 million from repurchase premium, $0.4 million from write-off of discounts, $0.2 million from write-off of debt issuance costs and $0.3 million from incurrence of direct legal and advisory service fees.

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

On October 7, 2011, our Board adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. Our Board extended and increased the program by an additional $25.0 million in August 2012, for a maximum aggregate repurchase amount under the original program of up to $60.0 million. On July 30, 2013, we announced that the Board approved a new stock repurchase program under which we are authorized to repurchase up to $100.0 million of our common stock. The new stock repurchase program was effective August 5, 2013 through December 15, 2014, and replaced the original stock repurchase program. The stock repurchase program did not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. The timing and extent of any repurchases were dependent upon prevailing market conditions, the trading price of the Company’s common stock and other factors, and subject to contractual restrictions and restrictions under applicable law and regulations. As of December 31, 2013, we had repurchased 6,578,765 shares of our common stock in the open market under these programs at an aggregate cost of $90.9 million. In March 2014, the Board suspended the stock repurchase program indefinitely pending the completion of the Independent Investigation, and the stock repurchase program expired by its terms on December 15, 2014. Subsequent to December 31, 2013, we did not repurchase any shares under the stock repurchase program

On May 1, 2012, we closed an underwritten registered public offering of 7,000,000 shares of our common stock owned by certain of our stockholders at a price per share of $11.40. We did not receive any proceeds from the sale of our common stock by the selling stockholders but paid certain expenses in connection with such secondary offering.

On February 8, 2013, we closed an underwritten registered public offering of 5,750,000 shares of our common stock owned by certain of our stockholders at a price per share of $14.50. We did not receive any proceeds from the sale of our common stock by the selling stockholders but paid certain expenses in connection with such secondary offering.

On July 18, 2013, we issued the 2021 Notes, at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014. We used net proceeds of the 2021 Notes, together with cash on hand, to repay all of our then outstanding 10.500% senior notes due April 15, 2018 (the “2018 Notes”), including applicable premium and accrued interest, and to pay related fees and expenses of the 2021 Notes offering.

On September 13, 2013, we closed an underwritten registered public offering of 1,700,000 shares of our common stock owned by certain of our stockholders at a price per share of $21.20. We did not receive any proceeds from the sale of our common stock by the selling stockholders but paid certain expenses in connection with such secondary offering.

Business Lines

We operate three separate business lines within one segment: Display Solutions, Power Solutions and Semiconductor Manufacturing Services.

•	Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD, light emitting diode (LED), 3D and OLED televisions, notebooks, mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as AMOLEDs, and LTPS, as well as high-volume display technologies such as TFTs. Our Display Solutions business represented 24.6% and 32.7% of our net sales for the three months ended March 31, 2014 and March 31, 2013, respectively.

•	Power Solutions: Our Power Solutions line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Power Solutions business represented 19.4% and 13.5% of our net sales for the three months ended March 31, 2014 and March 31, 2013, respectively.

•	Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services line provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 394 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 56.0% and 53.7% of our net sales for the three months ended March 31, 2014 and March 31, 2013, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net, (viii) secondary offering and others and (ix) restatement related expenses.

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

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
		As Restated
	(In millions)
Net loss	$(21.6)	$(17.6)
Adjustments:
Depreciation and amortization	7.3	8.4
Interest expense, net	4.1	5.8
Income tax expenses	0.8	2.6
Restructuring and impairment charges(a)	—	2.4
Equity-based compensation expense(b)	0.6	0.5
Foreign currency loss, net(c)	9.4	23.5
Derivative valuation loss, net(d)	—	0.2
Secondary offering and others(e)	—	0.9
Restatement related expenses(f)	4.8	—

Adjusted EBITDA	$5.4	$26.7

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of our six-inch fabrication facilities, and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the three months ended March 31, 2013.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses incurred for our secondary offerings in February 2013.
(f)	This adjustment eliminates non-recurring expenses incurred in connection with the Audit Committee’s independent investigation and related restatement, which are primarily comprised of legal and consulting fees.

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

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) secondary offering and others and (vii) restatement related expenses.

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
		As Restated
	(In millions)
Net loss	$(21.6)	$(17.6)
Adjustments:
Restructuring and impairment charges(a)	—	2.4
Equity-based compensation expense(b)	0.6	0.5
Amortization of intangibles(c)	0.4	1.7
Foreign currency loss, net(d)	9.4	23.5
Derivative valuation loss, net(e)	—	0.2
Secondary offering and others(f)	—	0.9
Restatement related expenses(g)	4.8	—

Adjusted Net Income (Loss)	$(6.4)	$11.6

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of our six-inch fabrication facilities, and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the three months ended March 31, 2013.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.

(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses incurred for our secondary offerings in February 2013.
(g)	This adjustment eliminates non-recurring expenses incurred in connection with the Audit Committee’s independent investigation and related restatement, which are primarily comprised of legal and consulting fees.

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

Factors Affecting Our Results of Operations

Net Sales. We derive virtually all of our sales (net of sales returns and allowances) from three business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Korea the United States, Japan and Greater China. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of rental income and the disposal of waste materials.

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2014 and 2013, we sold products to over 198 and 202 customers, respectively, and our net sales to our ten largest customers represented 55% and 68% of our net sales, respectively. We have a combined production capacity of over 125,331 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2014, approximately 98% of our employees were eligible for severance benefits.

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

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary periodically enters into foreign currency option, forward and zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency option, forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.

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

Results of Operations – Comparison of Three Months Ended March 31, 2014 and 2013

The following table sets forth consolidated results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$164.2	100.0%	$194.3	100.0%	$(30.2)
Cost of sales	123.9	75.5	136.1	70.0	(12.2)

Gross profit	40.3	24.5	58.2	30.0	(18.0)

Selling, general and administrative expenses	25.0	15.2	20.8	10.7	4.2
Research and development expenses	23.1	14.1	21.0	10.8	2.1
Restructuring and impairment charges	—	—	2.4	1.3	(2.4)

Operating income (loss)	(7.9)	(4.8)	14.0	7.2	(21.9)

Interest expense, net	(4.1)	(2.5)	(5.8)	(3.0)	1.8
Foreign currency loss, net	(9.4)	(5.7)	(23.5)	(12.1)	14.1
Others	0.6	0.3	0.4	0.2	0.2

	(12.9)	(7.9)	(29.0)	(14.9)	16.0

Loss before income taxes	(20.8)	(12.7)	(15.0)	(7.7)	(5.8)
Income tax expenses	0.8	0.5	2.6	1.3	(1.8)

Net Loss	$(21.6)	(13.2)%	$(17.6)	(9.1)%	$(4.0)

Net Sales

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$40.4	24.6%	$63.6	32.7%	$(23.2)
Power Solutions	31.8	19.4	26.3	13.5	5.5
Semiconductor Manufacturing Services	91.9	56.0	104.4	53.7	(12.5)
All other	0.1	—	0.1	—	—

	$164.2	100.0%	$194.3	100.0%	$(30.2)

Net sales were $164.2 million for the three months ended March 31, 2014, a $30.2 million, or 15.5%, decrease, compared to $194.3 million for the three months ended March 31, 2013. This decrease was primarily due to lower net sales driven by our Display Solutions and Semiconductor Manufacturing Services line, which were offset in part by an increase in net sales from our Power Solutions line.

Display Solutions. Net sales from our Display Solutions line were $40.4 million for the three months ended March 31, 2014, a $23.2 million, or 36.5%, decrease from $63.6 million for the three months ended March 31, 2013. The decrease in sales volume resulted in 42% decline in revenue, partially offset by the increase in average selling prices, which contributed 6% increase in revenue. Revenue for both large display products and mobile display products declined.

Power Solutions. Net sales from our Power Solutions line were $31.8 million for the three months ended March 31, 2014, a $5.5 million, or 20.9%, increase from $26.3 million for the three months ended March 31, 2013. The increase in sales volume resulted in 49% increase in revenue, offset by the decrease in average selling prices, which contributed 29% decrease in revenue. The decrease in average selling prices of MOSFET products and changes in the product mix that led to a greater percentage of revenue from products with lower average selling prices led to the decline in the average selling prices.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services line were $91.9 million for the three months ended March 31, 2014, a $12.5 million, or 11.9%, decrease compared to $104.4 million for the three months ended March 31, 2013. The decrease in sales volume resulted in 12% decline in revenue, and the average selling prices were flat compared to the three months ended March 31, 2013.

All Other. All other net sales were $0.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Net Sales by Geographic Region

We report net sales by geographic region based on the location of customers. Revenue from a foreign subsidiary of a multi-national corporation is classified based on the location of the subsidiary. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$67.0	40.8%	$84.4	43.5%	$(17.4)
Asia Pacific (other than Korea)	70.2	42.8	68.5	35.3	1.7
United States	19.8	12.0	28.7	14.8	(8.9)
Europe	6.9	4.2	11.7	6.0	(4.8)
Others	0.3	0.2	0.9	0.5	(0.7)

	$164.2	100.0%	$194.3	100.0%	$(30.2)

Net sales in Korea declined from $84.4 million for the three months ended March 31, 2013 to $67.0 million for the three months ended March 31, 2014, or by $17.4 million, or 20.6%, due to the decline in demand for our products for large display applications and mobile devices. Net sales in Asia Pacific increased from $68.5 million for the three months ended March 31, 2013 to $70.2 million for the three months ended March 31, 2014, or by $1.7 million, or 2.5%, due to increases in sale of Power Solutions products. Net sales in the United States declined from $28.7 million for the three months ended March 31, 2013 to $19.8 million for the three months ended March 31, 2014, or by $8.9 million, or 31.1%, due to the decline in demand for our products for mobile devices and the inventory correction in the supply chain. Net sales in Europe declined from $11.7 million for the three months ended March 31, 2013 to $6.9 million for the three months ended March 31, 2014, or by $4.8 million, or 41.2%, due to the decline in demand for our products for mobile devices and the inventory correction in the supply chain.

Gross Profit

Total gross profit was $40.3 million for the three months ended March 31, 2014 compared to $58.2 million for the three months ended March 31, 2013, a $18.0 million, or 30.8%, decrease. Gross profit as a percentage of net sales for the three months ended March 31, 2014 decreased to 24.5% compared to 30.0% for the three months ended March 31, 2013. This decrease in gross profit was primarily attributable to a decrease in our utilization rate, increases in our labor and electricity costs, and an unfavorable product mix. Reduced levels of customer orders experienced by Display Solutions and Semiconductor Manufacturing Services divisions resulted in the low utilization rates. The labor and benefits costs increased as a result of an increase in the average salary. Increases in the electricity tariffs by Korea Electric Power Corporation resulted in higher electricity costs.

The factors described above were offset by the positive impact on the gross profit for the three months ended March 31, 2014 from the change in inventory reserve and write off, compared to the prior year period. The increase in inventory reserve was $2.8 million for the three months ended March 31, 2014, compared to $7.8 million for the three months ended March 31, 2013. An increase in inventory reserve reduces gross profit. The Company determined that, compared to the prior year period, less amount of inventory reserve was required for the three months ended March 31, 2014. The inventory write-off, which is recognized only when the related inventory has been disposed or scrapped, was $4.0 million, for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $25.0 million, or 15.2% of net sales, for the three months ended March 31, 2014, compared to $20.8 million, or 10.7% of net sales, for the three months ended March 31, 2013. The increase of $4.2 million, or 20.3%, was primarily attributable to an increase in outside service fees related to the Audit Committee’s independent investigation and related restatement.

Research and Development Expenses. Research and development expenses were $23.1 million, or 14.1% of net sales, for the three months ended March 31, 2014, compared to $21.0 million, or 10.8% of net sales, for the three months ended March 31, 2013. The increase of $2.1 million, or 10.1%, was due to a broad based increase in research and development activities.

Restructuring and Impairment Charges. We had no restructuring and impairment charges for the three months ended March 31, 2014 compared to $2.4 million for the three months ended March 31, 2013. Restructuring charges of $1.8 million recorded for the three months ended March 31, 2013 were related to the restructuring of one of our fabrication facilities. Impairment charges of $0.6 million for the three months ended March 31, 2013 consisted of impairments to certain existing technology.

Operating Income

As a result of the foregoing, operating income decreased by $21.9 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As discussed above, the decrease in operating income resulted from a $18.0 million decrease in gross profit and a $4.2 million increase in selling, general and administrative expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $4.1 million during the three months ended March 31, 2014, a decrease of $1.8 million compared to $5.8 million for the three months ended March 31, 2013. The decrease of $1.8 million was primarily due to the repayment of our 2018 Notes and the issuance of our 2021 Notes.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended March 31, 2014 was $9.4 million compared to net foreign currency loss of $23.5 million for the three months ended March 31, 2013. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the three months ended March 31, 2014 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the three months ended March 31, 2014 and 2013 were $0.8 million and $2.6 million, respectively, primarily attributable to withholding taxes related to the intercompany balances and net operating loss carry-back in the parent company and a domestic subsidiary.

Net Loss

As a result of the foregoing, net loss increased by $4.0 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As discussed above, the increase in net loss was primarily due to a $21.9 million increase of operating loss, which was partially offset by a $14.1 million decrease in foreign currency loss.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents and our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $44.2 million for the three months ended March 31, 2014, compared to $36.3 million of cash inflow provided by operating activities in the three months ended March 31, 2013. The net operating cash outflow for the three months ended March 31, 2014 reflects our net loss of $21.6 million and non-cash adjustments of $23.5 million, which mainly consisted of loss on foreign currency translation and depreciation and amortization, and an increase in net operating assets of $46.1 million.

Our working capital balance as of March 31, 2014 was $158.5 million compared to $172.1 million as of December 31, 2013. The $13.6 million decrease was primarily attributable to a $48.8 million decrease in cash and cash equivalents, and a $28.1 million increase in accounts receivable, and $10.0 million increase in inventory. The increase in accounts receivable was due to short-term adjustments in our collection schedule. The increase in inventory was primarily due to the anticipation of sequential increase in net sales in the second quarter of 2014.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $6.6 million in the three months ended March 31, 2014, compared to $32.4 million of cash used in investing activities in the three months ended March 31, 2013. The decrease was primarily due to a decrease in capital expenditures of $25.4 million.

Cash Flows from Financing Activities

Cash inflows generated by financing activities totaled $0.1 million for the three months ended March 31, 2014, compared to $5.0 million of cash outflow used in financing activities for the three months ended March 31, 2013. The financing cash outflow for the three months ended March 31, 2013 mainly consists of the repurchase of $6.0 million of our outstanding common stock, which was offset by $1.0 million of proceeds from issuance of common stock. We repurchased 375,884 shares of common stock at a cost of $6.0 million for the three months ended March 31, 2013.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the three months ended March 31, 2014, capital expenditures were $6.4 million, a $25.4 million, or 80.0%, decrease from $31.8 million in the three months ended March 31, 2013, due to reduced need for capital spending on technology upgrades as a result of the high level of spending in prior years.

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

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2014:

	Payments Due by Period
	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
	(In millions)
Senior notes(1)	$336.8	$7.5	$14.9	$14.9	$14.9	$14.9	$269.7
Operating lease(2)	54.2	7.5	5.4	4.5	2.2	2.2	32.5
Others(3)	15.3	4.0	7.7	3.6	—	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of March 31, 2014, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,068.8:1.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.7 million as of March 31, 2014. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

We believe that our significant accounting policies, which are described in Note 1 to the consolidated financial statements of MagnaChip Semiconductor Corporation for the three months ended March 31, 2014 included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

A portion of our sales are made through distributors for which revenue recognition criteria are usually met when the product is shipped to or accepted by the distributor, consistent with the principles described above. However, the risk of loss may not pass upon shipment of products to the distributors due to a variety of reasons, including the nature of the business arrangement with the distributor. For example, the financial condition of a distributor may indicate that payments by the distributor to us are contingent on resale of products to an end customer. In this situation, we defer recognition of revenue and cost of revenue on transactions with such distributor until we are informed by the distributor that the product has been resold to the end customer.

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

Income Taxes

Prior to its conversion to a corporation, MagnaChip Semiconductor LLC elected to be treated as a partnership for United States federal income tax purposes and therefore was not subject to income taxes on its income. Taxes on its income were the responsibility of the individual equity owners of MagnaChip Semiconductor LLC. MagnaChip Semiconductor Corporation became a taxable entity according to the corporate conversion in March 2011. We operate a number of subsidiaries that are subject to local income taxes in those territories.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

We recognize and measure uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern” (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2014 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $3.8 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at March 31, 2014 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.2 million in our U.S. dollar cash balance.

See “Note 8. Derivative Financial Instruments” to our consolidated financial statements under “Part I: Item 1. Interim Consolidated Financial Statements (Unaudited)” and “Part I: Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Impact of Foreign Currency Exchange Rates on Reported Results of Operations” of this Quarterly Report for additional information regarding our foreign exchange hedging activities.

Interest Rate Exposures

As of March 31, 2014, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Our outstanding 2021 Notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at March 31, 2014, we estimate that the fair value of this fixed rate note would decrease by $8.4 million and we would have additional interest expense costs over the market rate of $0.9 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at March 31, 2014, we estimate that the fair value of this fixed rate note would increase by $8.8 million and we would have a reduction in interest expense costs over the market rate of $1.0 million (on a 360-day basis).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as of March 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2014 because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. As disclosed in the 2013 Form 10-K, our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, previously concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses in internal control over financial reporting described under the subheading “Management’s Annual Report on Internal Control over Financial Reporting” in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at March 31, 2014.

To address these material weaknesses, we performed additional analyses and other procedures (as further described under the subheading “Remediation Plan” in Part II, Item 9A of the 2013 Form 10-K) to ensure that the Company’s consolidated financial statements were prepared in accordance with US GAAP.

Previously Identified Material Weaknesses

As previously disclosed in the 2013 Form 10-K, management concluded that, based on the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), our internal control over financial reporting was not effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. For a discussion of the material weaknesses in internal control over financial reporting, please see Part II, Item 9A of the 2013 Form 10-K.

Remediation Plan

As previously disclosed in the 2013 Form 10-K, to remediate the material weaknesses described under the subheading “Management’s Annual Report on Internal Control over Financial Reporting” in Part II, Item 9A of the 2013 Form 10-K, we have implemented or plan to implement the remediation initiatives described under the subheading “Remediation Plan” in Part II, Item 9A of the 2013 Form 10-K and will continue to evaluate the remediation and may in the future implement additional measures.

The Company’s management believes the remediation measures described in the 2013 Form 10-K will remediate the identified material weaknesses and strengthen the Company’s internal control over financial reporting. As management continues to evaluate and work to improve its internal control over financial reporting, it may be determined that additional measures must be taken to address the material weaknesses identified in Part II, Item 9A of the 2013 Form 10-K, or it may be determined that the Company needs to modify, or in appropriate circumstances not to complete, certain of the remediation measures described in the 2013 Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2013 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2013 Form 10-K and Notes 17 and 18 to our consolidated financial statements in this Quarterly Report for additional information.

Item 1A.	Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2013 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2013 Form 10-K.

Item 6.	Exhibits.

Exhibit Number	Description

4.3	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

10.35*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: February 12, 2015	By:	/s/ Young-Joon Kim
Young-Joon Kim
Interim Chief Executive Officer (Authorized Officer)

Dated: February 12, 2015	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.3	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

10.35*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith