Form 10-Q
period 2014-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2015-02-12
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended June 30, 2014 (this “Quarterly Report”) is being filed by MagnaChip Semiconductor Corporation (“we,” “our,” “us,” the “Company,” or “MagnaChip”) concurrently with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2015 (the “2013 Form 10-K”). The 2013 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011.

The Company filed a Current Report on Form 8-K with the SEC on March 11, 2014 disclosing the determination of the Audit Committee of the Company’s Board of Directors that certain of the Company’s previously issued annual audited and interim unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should no longer be relied upon.

In the 2013 Form 10-K, the Company restated and corrected the following financial statements of the Company (the “Restatement”): (i) the audited consolidated balance sheet as of December 31, 2012 and 2011, and consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2012 and 2011; and (ii) the five-year selected financial data presented in the 2013 Form 10-K.

The 2013 Form 10-K was filed by the Company in lieu of the Company separately filing with the SEC amendments to its previously filed Annual Reports on Form 10-K for each of the years ended December 31, 2012 and 2011.

The unaudited financial statements for the three and six months ended June 30, 2013 contained in this Quarterly Report are presented on a restated basis and are consistent with those contained in the 2013 Form 10-K. The Company has not separately amended, and does not intend to amend, its Quarterly Reports on Form 10-Q for the periods ended on or prior to September 30, 2013.

For more information on the matters that have led to the restatement and data previously reported, see “Note 2. Restatement of Consolidated Financial Statements” to our consolidated financial statements contained in the 2013 Form 10-K and our consolidated financial statements contained herein.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (As Restated)	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013 (As Restated)	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013 (As Restated)	7

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (As Restated)	8

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	54

PART II OTHER INFORMATION		55

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 6.	Exhibits	56

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$140,997	$153,606
Restricted cash	—	4
Accounts receivable, net	72,108	78,898
Inventories, net	89,976	74,698
Other receivables	5,513	6,011
Prepaid expenses	11,261	9,194
Current deferred income tax assets	1,028	1,348
Other current assets	13,455	10,403

Total current assets	334,338	334,162

Property, plant and equipment, net	263,700	254,297
Intangible assets, net	2,849	3,111
Long-term prepaid expenses	13,683	16,405
Deferred income tax assets	619	896
Other non-current assets	15,165	16,319

Total assets	$630,354	$625,190

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$81,525	$75,059
Other accounts payable	15,259	15,670
Accrued expenses	77,864	65,494
Other current liabilities	6,853	5,872

Total current liabilities	181,501	162,095

Long-term borrowings, net	223,978	223,923
Accrued severance benefits, net	145,711	134,172
Other non-current liabilities	19,539	23,459

Total liabilities	570,729	543,649

Commitments and Contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,635,128 shares issued and 34,056,363 outstanding at June 30, 2014 and 40,627,131 shares issued and 34,048,366 outstanding at December 31, 2013	406	406
Additional paid-in capital	117,361	116,222
Retained earnings	99,294	105,889
Treasury stock, 6,578,765 shares at June 30, 2014 and December 31, 2013	(90,918)	(90,918)
Accumulated other comprehensive loss	(66,518)	(50,058)

Total stockholders’ equity	59,625	81,541

Total liabilities and stockholders’ equity	$630,354	$625,190

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013 (As Restated)	June 30, 2014	June 30, 2013 (As Restated)
Net sales	$172,070	$193,533	$336,234	$387,855
Cost of sales	136,613	148,292	260,500	284,379

Gross profit	35,457	45,241	75,734	103,476

Selling, general and administrative expenses	30,746	20,951	55,773	41,759
Research and development expenses	24,059	21,625	47,196	42,640
Restructuring and impairment charges	—	—	—	2,446

Operating income (loss)	(19,348)	2,665	(27,235)	16,631

Other income (expenses)
Interest expense, net	(4,007)	(5,879)	(8,077)	(11,728)
Foreign currency gain (loss), net	38,424	(22,145)	29,018	(45,603)
Other	597	327	1,158	680

	35,014	(27,697)	22,099	(56,651)

Income (loss) before income taxes	15,666	(25,032)	(5,136)	(40,020)

Income tax expenses (benefits)	656	(364)	1,459	2,237

Net income (loss)	$15,010	$(24,668)	$(6,595)	$(42,257)

Earnings (loss) per common share—
Basic	$0.44	$(0.70)	$(0.19)	$(1.19)
Diluted	$0.43	$(0.70)	$(0.19)	$(1.19)
Weighted average number of shares—
Basic	34,056,359	35,474,001	34,054,626	35,506,527
Diluted	35,177,915	35,474,001	34,054,626	35,506,527

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013 (As Restated)	June 30, 2014	June 30, 2013 (As Restated)
Net income (loss)	$15,010	$(24,668)	$(6,595)	$(42,257)
Other comprehensive income (loss) :
Foreign currency translation adjustments	(25,955)	14,473	(19,336)	28,206
Derivative adjustments
Fair valuation of derivatives	8,002	(6,339)	6,201	(11,821)
Reclassification adjustment for gain on derivatives included in net income (loss)	(2,647)	(5)	(2,644)	(255)
Investment adjustments
Unrealized gain on investments	925	175	1,201	495
Reclassification adjustment for gain on investments included in net income (loss)	(1,882)	—	(1,882)	—

Total comprehensive loss	$(6,547)	$(16,364)	$(23,055)	$(25,632)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Six Months Ended June 30, 2014
Balance at January 1, 2014	34,048,366	$406	$116,222	$105,889	$(90,918)	$(50,058)	$81,541
Stock-based compensation	—	—	1,072	—	—	—	1,072
Exercise of stock options	6,795	—	48	—	—	—	48
Exercise of warrants	1,202	—	19	—	—	—	19
Other comprehensive loss, net	—	—	—	—	—	(16,460)	(16,460)
Net loss	—	—	—	(6,595)	—	—	(6,595)

Balance at June 30, 2014	34,056,363	$406	$117,361	$99,294	$(90,918)	$(66,518)	$59,625

Six Months Ended June 30, 2013
Balance at January 1, 2013 (As Restated)	35,635,357	$396	$102,409	$170,092	$(39,918)	$(41,450)	$191,529
Stock-based compensation	—	—	1,028	—	—	—	1,028
Exercise of stock options	246,673	2	1,817	—	—	—	1,819
Exercise of warrants	175,236	2	2,760	—	—	—	2,762
Acquisition of treasury stock	(375,884)	—	—	—	(6,000)	—	(6,000)
Other comprehensive income, net	—	—	—	—	—	16,625	16,625
Net loss	—	—	—	(42,257)	—	—	(42,257)

Balance at June 30, 2013 (As Restated)	35,681,382	$400	$108,014	$127,835	$(45,918)	$(24,825)	$165,506

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Six Months Ended
	June 30, 2014	June 30, 2013 (As Restated)
Cash flows from operating activities
Net loss	$(6,595)	$(42,257)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	15,022	16,593
Provision for severance benefits	9,426	10,768
Bad debt expenses	3,724	9
Amortization of debt issuance costs and original issue discount	301	568
Loss (gain) on foreign currency translation, net	(31,969)	57,074
Gain on disposal of investments	(1,524)	—
Restructuring and impairment charges	—	618
Stock-based compensation	1,073	1,027
Other	757	1,252
Changes in operating assets and liabilities
Accounts receivable	6,712	2,045
Inventories, net	(11,537)	(415)
Other receivables	781	586
Other current assets	4,590	7,046
Deferred tax assets	391	1,272
Accounts payable	4,556	397
Other accounts payable	(8,560)	(7,319)
Accrued expenses	20,260	(4,079)
Other current liabilities	1,230	(5,444)
Other non-current liabilities	292	9,177
Payment of severance benefits	(3,490)	(2,939)
Other	13	(371)

Net cash provided by operating activities	5,453	45,608

Cash flows from investing activities
Proceeds from disposal of investments	2,003	—
Purchase of plant, property and equipment	(12,058)	(37,074)
Payment for intellectual property registration	(490)	(243)
Payment of guarantee deposits	(308)	(939)
Other	39	277

Net cash used in investing activities	(10,814)	(37,979)

Cash flows from financing activities
Proceeds from issuance of common stock	67	4,581
Acquisition of treasury stock	—	(6,000)

Net cash provided by (used in) financing activities	67	(1,419)
Effect of exchange rates on cash and cash equivalents	(7,315)	4,193

Net increase (decrease) in cash and cash equivalents	(12,609)	10,403

Cash and cash equivalents
Beginning of the period	153,606	182,238

End of the period	$140,997	$192,641

Supplemental cash flow information
Cash paid for interest	$7,354	$10,694

Cash paid for income taxes	$706	$6,165

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,436	$1,528

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2013 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements — Going Concern” (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosure if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

Restatement Adjustments

As a result of the issues identified in the Independent Investigation and management’s internal review, the Company restated its previously reported consolidated financial statements for the three and six months ended June 30, 2013 in order to correct certain previously reported amounts.

The impact of the errors to the previous statements of operations, statement of cash flows and statements of comprehensive income has been detailed in the tables below. A description of the nature of the errors follows.

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

Manufacturing Cost —The Company corrected certain fabrication and back-end processing costs that were not recorded consistently with the progression of its manufacturing activities. As a result, the Company’s cost of sales was decreased by approximately $4,300 thousand and approximately $5,700 thousand for the three and six months ended June 30, 2013, to account for manufacturing costs during the period in which they were incurred.

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

Settlement Obligations

The Company identified certain cash and in-kind payments to one customer since 2011 and in-kind payments to another customer since the second quarter of 2013. These payments relate to settling claims involving the Company’s product that may have caused a failure in the customer’s product. Although the Company does not agree with these claims, as its product met the customers’ specifications, the Company considered a number of factors and decided not to dispute these claims but make certain cash and/or in-kind payments as demanded by the customers. A number of cash and in-kind payments were recorded as cost of sales and/or reduction of revenues at the time that they were paid rather than accrued when each cash or in-kind payment became probable.

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

The restatement adjustments for the three and six months ended June 30, 2013 impacted our temporary differences between our book income and taxable income, which resulted in an increase of our deferred tax assets for which a full valuation allowance was recorded for the fiscal periods then ended and thus there was no tax impact of the other restatement adjustments.

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

Expense — The Company identified errors in classification of expenses that were recorded as cost of sales when they should have been recorded as research and development for the three and six months ended June 30, 2013.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statement of operations for the three months ended June 30, 2013:

	Three Months Ended June 30, 2013
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Maintenance cost	Cost Center Allocation	Account Classification	Other Adjustments	Total Adjustments	As Restated
Net sales	$215,289	$(21,199)	$—	$—	$—	$—	$—	$—	$(557)	$—	$(21,756)	$193,533
Cost of sales	144,241	(12,871)	6,336	50	11,561	—	893	(881)	(608)	(429)	4,051	148,292

Gross profit	71,048	(8,328)	(6,336)	(50)	(11,561)	—	(893)	881	51	429	(25,807)	45,241

Selling, general and administrative expenses	19,709	(160)	—	27	—	444	—	897	—	34	1,242	20,951
Research and development expenses	21,131	—	—	22	—	—	16	(16)	608	(136)	494	21,625

Operating income	30,208	(8,168)	(6,336)	(99)	(11,561)	(444)	(909)	—	(557)	531	(27,543)	2,665

Other income (expenses)
Interest expense, net	(5,879)	—	—	—	—	—	—	—	—	—	—	(5,879)
Foreign currency loss, net	(20,978)	(1,182)	—	—	—	—	—	—	—	15	(1,167)	(22,145)
Others	(230)	—	—	—	—	—	—	—	557	—	557	327

	(27,087)	(1,182)	—	—	—	—	—	—	557	15	(610)	(27,697)

Income (loss) before income benefits	3,121	(9,350)	(6,336)	(99)	(11,561)	(444)	(909)	—	—	546	(28,153)	(25,032)

Income tax benefits	(1,315)	—	—	—	—	951	—	—	—	—	951	(364)

Net income (loss)	$4,436	$(9,350)	$(6,336)	$(99)	$(11,561)	$(1,395)	$(909)	$—	$—	$546	$(29,104)	$(24,668)

Earnings (loss) per common share—
Basic	$0.13											$(0.70)
Diluted	$0.12											$(0.70)

Weighted average number of shares—
Basic	35,474,001											35,474,001
Diluted	37,125,005											35,474,001

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statement of operations for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Maintenance cost	Cost Center Allocation	Account Classification	Other Adjustments	Total Adjustments	As Restated
Net sales	$420,587	$(31,615)	$—	$—	$—	$—	$—	$—	$(1,117)	$—	$(32,732)	$387,855
Cost of sales	283,796	(21,518)	10,196	182	11,561	—	3,325	(1,725)	(1,012)	(426)	583	284,379

Gross profit	136,791	(10,097)	(10,196)	(182)	(11,561)	—	(3,325)	1,725	(105)	426	(33,315)	103,476

Selling, general and administrative expenses	39,500	(249)	—	46	—	624	—	1,757	—	81	2,259	41,759
Research and development expenses	41,713	—	—	73	—	—	71	(32)	1,012	(197)	927	42,640
Restructuring and impairment charges	2,446	—	—	—	—	—	—	—	—	—	—	2,446

Operating income	53,132	(9,848)	(10,196)	(301)	(11,561)	(624)	(3,396)	—	(1,117)	542	(36,501)	16,631

Other income (expenses)
Interest expense, net	(11,728)	—	—	—	—	—	—	—	—	—	—	(11,728)
Foreign currency loss, net	(43,536)	(2,089)	—	—	—	—	—	—	—	22	(2,067)	(45,603)
Others	(490)	53	—	—	—	—	—	—	1,117	—	1,170	680

	(55,754)	(2,036)	—	—	—	—	—	—	1,117	22	(897)	(56,651)

Loss before income taxes	(2,622)	(11,884)	(10,196)	(301)	(11,561)	(624)	(3,396)	—	—	564	(37,398)	(40,020)

Income tax expenses	347	—	—	—	—	1,890	—	—	—	—	1,890	2,237

Net loss	$(2,969)	$(11,884)	$(10,196)	$(301)	$(11,561)	$(2,514)	$(3,396)	$—	$—	$564	$(39,288)	$(42,257)

Loss per common share—
Basic	$(0.08)											$(1.19)
Diluted	$(0.08)											$(1.19)

Weighted average number of shares—
Basic	35,506,527											35,506,527
Diluted	35,506,527											35,506,527

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Statement of Cash Flows

The following table presents the impact of the restatement adjustments on the Company’s consolidated statement of cash flows for the six months ended June 30, 2013:

Six Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net loss	$(2,969)	$(39,288)	$(42,257)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,881	(288)	16,593
Provision for severance benefits	10,686	82	10,768
Bad debt expenses	134	(125)	9
Amortization of debt issuance costs and original issue discount	568	—	568
Loss on foreign currency translation, net	55,008	2,066	57,074
Restructuring and impairment charges	618	—	618
Stock-based compensation	913	114	1,027
Other	1,252	—	1,252
Changes in operating assets and liabilities
Accounts receivable	(29,486)	31,531	2,045
Inventories, net	6,760	(7,175)	(415)
Other receivables	600	(14)	586
Other current assets	7,425	(379)	7,046
Deferred tax assets	(995)	2,267	1,272
Accounts payable	853	(456)	397
Other accounts payable	(7,522)	203	(7,319)
Accrued expenses	(7,003)	2,924	(4,079)
Other current liabilities	(1,097)	(4,347)	(5,444)
Other non-current liabilities	(735)	9,912	9,177
Payment of severance benefits	(2,939)	—	(2,939)
Other	(372)	1	(371)

Net cash provided by operating activities	48,580	(2,972)	45,608

Cash flows from investing activities
Purchase of plant, property and equipment	(39,890)	2,816	(37,074)
Payment for intellectual property registration	(243)	—	(243)
Payment of guarantee deposits	(939)	—	(939)
Other	277	—	277

Net cash used in investing activities	(40,795)	2,816	(37,979)

Cash flows from financing activities
Proceeds from issuance of common stock	4,581	—	4,581
Acquisition of treasury stock	(6,000)	—	(6,000)

Net cash used in financing activities	(1,419)	—	(1,419)
Effect of exchange rates on cash and cash equivalents	4,037	156	4,193

Net increase in cash and cash equivalents	10,403	—	10,403

Cash and cash equivalents
Beginning of the period	182,238	—	182,238

End of the period	$192,641	$—	$192,641

Supplemental cash flow information
Cash paid for interest	$10,694	$—	$10,694

Cash paid for income taxes	$6,345	$(180)	$6,165

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$—	$1,528	$1,528

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Comprehensive Income

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statements of comprehensive income for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income (loss)	$4,436	$(24,668)	$(2,969)	$(42,257)
Other comprehensive income (loss):
Foreign currency translation adjustments	9,674	14,473	18,807	28,206
Derivative adjustments
Fair valuation of derivatives	(5,063)	(6,339)	(9,270)	(11,821)
Reclassification adjustment for gain on derivatives included in net income (loss)	(5)	(5)	(309)	(255)
Unrealized gain on investments	137	175	365	495

Total comprehensive income (loss)	$9,179	$(16,364)	$6,624	$(25,632)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

3. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $5,712 thousand and $20,121 thousand for the six months ended June 30, 2014 and 2013, respectively, and these sales resulted in pre-tax losses of $17 thousand and $42 thousand for the six months ended June 30, 2014 and 2013, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allows the Company to accelerate collection of customers’ receivables. While these arrangements have reduced the Company’s working capital needs, there can be no assurance that these programs will continue in the future.

4. Inventories

Inventories as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
Finished goods	$51,812	$43,734
Semi-finished goods and work-in-process	95,628	92,030
Raw materials	7,161	9,464
Materials in-transit and other	1,045	1,870
Less: inventory reserve	(65,670)	(72,400)

Inventories, net	$89,976	$74,698

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2014		June 30, 2013 (As Restated)
Beginning balance	$(70,265)	$(72,400)	$(31,664)	$(25,429)
Change in reserve	(562)	(3,326)	(6,457)	(14,235)
Write off	8,839	12,760	19	430
Translation adjustments	(3,682)	(2,704)	1,190	2,322

Ending balance	$(65,670)	$(65,670)	$(36,912)	$(36,912)

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

5. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2014 and December 31, 2013 comprise the following:

	June 30, 2014	December 31, 2013
Buildings and related structures	$84,591	$81,050
Machinery and equipment	291,899	269,840
Vehicles and others	24,978	22,397

	401,468	373,287
Less: accumulated depreciation	(155,877)	(136,397)
Land	18,109	17,407

Property, plant and equipment, net	$263,700	$254,297

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

6. Intangible Assets

Intangible assets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Technology	$20,890	$20,081
Customer relationships	30,632	29,444
Intellectual property assets	8,610	7,829
Less: accumulated amortization	(57,283)	(54,243)

Intangible assets, net	$2,849	$3,111

7. Accrued Expenses

Accrued expenses as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Payroll, benefits and related taxes, excluding severance benefits	$22,749	$19,869
Withholding tax levied on intercompany interest income	25,524	23,872
Interest on senior notes	6,832	6,749
Settlement obligations	4,708	6,460
Outside service fees	8,112	1,462
Others	9,939	7,082

Accrued expenses	$77,864	$65,494

Settlement obligations

Settlement obligations related to settling claims involving the Company’s products are accrued when they are deemed probable and can be reasonably estimated. As of June 30, 2014, the settlement obligation of $5,409 thousand is included in other non-current liabilities in the consolidated balance sheet.

8. Derivative Financial Instruments

The Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., entered into forward and zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of June 30, 2014 are as follows:

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets as of June 30, 2014 and December 31, 2013 are as follows:

Derivatives designated as hedging instruments:		June 30, 2014	December 31, 2013
Asset Derivatives:
Zero cost collars	Other current assets	$8,525	$4,912

Offsetting of derivative assets as of June 30, 2014 and December 31, 2013 is as follows:

As of June 30, 2014	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$8,525	$—	$8,525	$—	$—	$8,525

As of December 31, 2013	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$4,912	$—	$4,912	$—	$—	$4,912

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2014 and 2013:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013 (As Restated)		2014	2013 (As Restated)		2014	2013 (As Restated)
Forward	$—	$(280)	Net sales	$—	$—	Other income (expenses) — Others	$—	$(107)
Zero cost collars	8,002	(6,059)	Net sales	2,647	5	Other income (expenses) — Others	(36)	(124)

Total	$8,002	$(6,339)		$2,647	$5		$(36)	$(231)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2014 and 2013:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013 (As Restated)		2014	2013 (As Restated)		2014	2013 (As Restated)
Forward	$—	$(280)	Net sales	$—	$—	Other income (expenses) — Others	$ —	$(107)
Zero cost collars	6,201	(11,541)	Net sales	2,644	255	Other income (expenses) — Others	(52)	(337)

Total	$6,201	$(11,821)		$2,644	$255		$(52)	$(444)

As of June 30, 2014, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next twelve months is $8,522 thousand.

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

In addition, the Company is required to deposit cash collateral with three financial institutions, the counterparties to the zero cost collar contracts, for any exposure in excess of $5 million for each financial institution. No cash collateral was required as of June 30, 2014.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

9. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$8,525	$8,525	$—	$8,525	$—

As of June 30, 2014, the total carrying value and estimated fair value of the Company’s 6.625% Senior Notes due 2021 (the “2021 Notes”), which are not measured at fair value on a recurring basis, were $223,978 thousand and $225,450 thousand, respectively. The estimated fair value is based on Level 2 inputs.

10. Long-Term Borrowings

Long-term borrowings as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
6.625% senior notes due July 2021	$225,000	$225,000
Discount on senior notes	(1,022)	(1,077)

Long-term borrowings, net of unamortized discount	$223,978	$223,923

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

As disclosed in the Company’s Form 8-K filed on June 25, 2014, the Company received a notice of default on June 20, 2014 (the “10-K and Q1 10-Q Notice of Default”) from Wilmington Trust, National Association, as trustee, under the Indenture related to the 2021 Notes. The 10-K and Q1 10-Q Notice of Default related to the failure by the Company, pursuant to Section 4.03 of the Indenture, to file with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Initial Reporting Defaults”). The Company did not cure the Initial Reporting Defaults within the applicable 60-day grace period and the Initial Reporting Defaults ripened into Events of Default. The Company elected, as the sole and exclusive remedy for the Events of Default, to pay additional interest on the 2021 Notes at a rate equal to 0.25% per annum of the principal amount of the 2021 Notes (the “Additional Interest”) for a period of 180 days following the occurrence of the Events of Default (the “Additional Interest Period”). See “Note 18. Subsequent Events” – 2021 Notes indenture reporting covenant default.

In connection with the issuance of the 2021 Notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2013 to 2021. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $124 thousand and $247 thousand for the three and six months ended June 30, 2014, respectively. The remaining capitalized costs as of June 30, 2014, which were included in other non-current assets in the consolidated balance sheet, were $4,576 thousand.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

11. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2014, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2014		June 30, 2013 (As Restated)
Beginning balance	$136,176	$135,356	$115,318	$116,036
Provisions	5,392	9,426	6,482	10,768
Severance payments	(1,976)	(3,490)	(2,312)	(2,939)
Translation adjustments	7,331	5,631	(3,878)	(8,255)

	146,923	146,923	115,610	115,610
Less: Cumulative contributions to the National Pension Fund	(387)	(387)	(361)	(361)
Group severance insurance plan	(825)	(825)	(727)	(727)

Accrued severance benefits, net	$145,711	$145,711	$114,522	$114,522

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2014	$396
2015	315
2016	1,253
2017	1,840
2018	3,152
2019	2,410
2020 – 2024	25,507

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

12. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2014, the total intercompany loan balance was $528 million. The Korean won to U.S. dollar exchange rates were 1,014.4:1 and 1,055.3:1 using the first base rate as of June 30, 2014 and December 31, 2013, respectively, as quoted by the Korea Exchange Bank.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

13. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The Company’s Korean subsidiary, MagnaChip Semiconductor Ltd., is the principal operating entity within the consolidated Company. For the three and six months ended June 30, 2014 and 2013, no income tax expense for MagnaChip Semiconductor, Ltd. was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense (benefit) recorded for the three months ended June 30, 2014 and 2013 was $656 thousand and $(364) thousand (restated), respectively, and for the six months ended June 30, 2014 and 2013 was $1,459 thousand and $2,237 thousand (restated), respectively, primarily attributable to withholding taxes related to intercompany balances and net operating loss carry-back at the parent company and a domestic subsidiary.

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

The following is a summary of net sales by business line:

	Three Months Ended
	June 30,2014	June 30,2013 (As Restated)
Net Sales
Display Solutions	$45,327	$52,441
Semiconductor Manufacturing Services	90,339	110,024
Power Solutions	36,275	30,912
All other	129	156

Total net sales	$172,070	$193,533

	Six Months Ended
	June 30,2014	June 30,2013 (As Restated)
Net Sales
Display Solutions	$85,706	$115,996
Semiconductor Manufacturing Services	182,267	214,415
Power Solutions	68,050	57,195
All other	211	249

Total net sales	$336,234	$387,855

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	June 30, 2014	June 30, 2013 (As Restated)
Korea	$67,320	$80,575
Asia Pacific (other than Korea)	74,337	72,212
U.S.A.	24,596	27,060
Europe	5,601	12,867
Others	216	819

Total	$172,070	$193,533

	Six Months Ended
	June 30, 2014	June 30, 2013 (As Restated)
Korea	$134,333	$165,021
Asia Pacific (other than Korea)	144,558	140,723
U.S.A.	44,349	55,750
Europe	12,494	24,596
Others	500	1,765

Total	$336,234	$387,855

Net sales from the Company’s top ten largest customers accounted for 59% and 62% for the three months ended June 30, 2014 and 2013, respectively, and 57% and 65% for the six months ended June 30, 2014 and 2013, respectively.

For the three months ended June 30, 2014, we had one customer which represented 10.5% of the Company’s net sales, and for the six months ended June 30, 2014, we had no customer which represented over 10% of the Company’s net sales.

For the three months ended June 30, 2013, we had two customers which represented 11.1% and 10.8% of the Company’s net sales, respectively, and for the six months ended June 30, 2013, we had four customers which represented 12.8%, 10.9%, 10.5% and 10.2% of the Company’s net sales, respectively.

Over 99% of the Company’s property, plant and equipment are located in Korea as of June 30, 2014.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
Foreign currency translation adjustments	$(76,662)	$(57,326)
Derivative adjustments	10,144	6,587
Unrealized gain on investments	—	681

Total	$(66,518)	$(50,058)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2014 and 2013 is as follows:

Three Months Ended June 30, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(50,707)	$4,789	$957	$(44,961)

Other comprehensive income (loss) before reclassifications	(25,955)	8,002	925	(17,028)
Amounts reclassified from accumulated other comprehensive income	—	(2,647)	(1,882)	(4,529)

Net current-period other comprehensive income (loss)	(25,955)	5,355	(957)	(21,557)

Ending balance	$(76,662)	$10,144	$—	$(66,518)

Three Months Ended June 30, 2013 (As Restated)	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(29,866)	$(3,658)	$395	$(33,129)

Other comprehensive income (loss) before reclassifications	14,473	(6,339)	175	8,309
Amounts reclassified from accumulated other comprehensive income	—	(5)	—	(5)

Net current-period other comprehensive income (loss)	14,473	(6,344)	175	8,304

Ending balance	$(15,393)	$(10,002)	$570	$(24,825)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 is as follows:

Six Months Ended June 30, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(57,326)	$6,587	$681	$(50,058)

Other comprehensive income (loss) before reclassifications	(19,336)	6,201	1,201	(11,934)
Amounts reclassified from accumulated other comprehensive income	—	(2,644)	(1,882)	(4,526)

Net current-period other comprehensive income (loss)	(19,336)	3,557	(681)	(16,460)

Ending balance	$(76,662)	$10,144	$—	$(66,518)

Six Months Ended June 30, 2013 (As Restated)	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(43,599)	$2,074	$75	$(41,450)

Other comprehensive income (loss) before reclassifications	28,206	(11,821)	495	16,880
Amounts reclassified from accumulated other comprehensive income	—	(255)	—	(255)

Net current-period other comprehensive income (loss)	28,206	(12,076)	495	16,625

Ending balance	$(15,393)	$(10,002)	$570	$(24,825)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

16. Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	June 30, 2014	June 30, 2013 (As Restated)
Net income (loss)	$15,010	$(24,668)
Weighted average common stock outstanding
Basic	34,056,359	35,474,001
Diluted	35,177,915	35,474,001
Earnings (loss) per share
Basic	$0.44	$(0.70)
Diluted	$0.43	$(0.70)

	Six Months Ended
	June 30, 2014	June 30, 2013 (As Restated)
Net loss	$(6,595)	$(42, 257)
Weighted average common stock outstanding
Basic	34,054,626	35,506,527
Diluted	34,054,626	35,506,527
Loss per share
Basic	$(0.19)	$(1.19)
Diluted	$(0.19)	$(1.19)

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013 (As Restated)	June 30, 2014	June 30, 2013 (As Restated)
Options	880,267	3,183,457	3,166,145	3,183,457
Warrants	1,425,129	1,699,367	1,425,129	1,699,367

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Upon the filing with the SEC of the 2013 Form 10-K, the Form 10-Q for the fiscal quarters ended March 31, 2014, this Report, and the expected filing of the Form 10-Q for the fiscal quarter ended September 30, 2014, the Company believes it will regain compliance with its reporting obligations under the Indenture, cure all identified covenant defaults in each of the 10-K and Q1 10-Q Notice of Default, the Q2 10-Q Notice of Default, and the Q3 10-Q Notice of Default, and cease accruing the Additional Interest on the 2021 Notes as of the filing date of the 10-Q for the fiscal quarter ended September 30, 2014.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer, computer and communication applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,171 registered novel patents and 122 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer, computer, communication and industrial applications. Our Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Business Lines

We operate three separate business lines within one segment: Display Solutions, Power Solutions and Semiconductor Manufacturing Services.

•	Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD, light emitting diode (LED), 3D and OLED televisions, notebooks, mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as AMOLEDs, and LTPS, as well as high-volume display technologies such as TFTs. Our Display Solutions business represented 25.5% and 29.9% of our net sales for the six months ended June 30, 2014 and June 30, 2013, respectively.

•	Power Solutions: Our Power Solutions line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Power Solutions business represented 20.2% and 14.7% of our net sales for the six months ended June 30, 2014 and June 30, 2013, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services line provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 413 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 54.2% and 55.3% of our net sales for the six months ended June 30, 2014 and June 30, 2013, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net, (viii) secondary offering and others and (ix) restatement related expenses .

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

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
			As Restated	As Restated
	(In millions)
Net income (loss)	$15.0	$(6.6)	$(24.7)	$(42.3)
Adjustments:
Depreciation and amortization	7.8	15.1	8.2	16.6
Interest expense, net	4.0	8.1	5.9	11.7
Income tax expenses (benefits)	0.7	1.5	(0.4)	2.2
Restructuring and impairment charges(a)	—	—	—	2.4
Equity-based compensation expense(b)	0.5	1.1	0.5	1.0
Foreign currency loss (gain), net(c)	(38.4)	(29.0)	22.1	45.6
Derivative valuation loss, net(d)	—	—	0.2	0.4
Secondary offering and others(e)	—	—	—	0.9
Restatement related expenses(f)	8.5	13.3	—	—

Adjusted EBITDA	$(2.0)	$3.4	$12.0	$38.7

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of our six-inch fabrication facilities, and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the six months ended June 30, 2013.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses incurred for our secondary offerings in February 2013.
(f)	This adjustment eliminates non-recurring expenses incurred in connection with the Audit Committee’s independent investigation and related restatement, which are primarily comprised of legal and consulting fees.

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

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) secondary offering and others and (vii) restatement related expenses .

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
			As Restated	As Restated
	(In millions)
Net income (loss)	$15.0	$(6.6)	$(24.7)	$(42.3)
Adjustments:
Restructuring and impairment charges(a)	—	—	—	2.4
Equity-based compensation expense(b)	0.5	1.1	0.5	1.0
Amortization of intangibles(c)	0.4	0.7	1.5	3.2
Foreign currency loss (gain), net(d)	(38.4)	(29.0)	22.1	45.6
Derivative valuation loss, net(e)	—	—	0.2	0.4
Secondary offering and others(f)	—	—	—	0.9
Restatement related expenses(g)	8.5	13.3	—	—

Adjusted Net Income (Loss)	$(14.1)	$(20.5)	$(0.3)	$11.4

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of our six-inch fabrication facilities, and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the six months ended June 30, 2013.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.

(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses incurred for our secondary offerings in February 2013.
(g)	This adjustment eliminates non-recurring expenses incurred in connection with the Audit Committee’s independent investigation and related restatement, which are primarily comprised of legal and consulting fees.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2014 and 2013, we sold products to over 258 and 263 customers, respectively, and our net sales to our ten largest customers represented 57% and 65% of our net sales, respectively. We have a combined production capacity of over 130,376 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2014, approximately 98% of our employees were eligible for severance benefits.

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

Results of Operations – Comparison of Three Months Ended June 30, 2014 and 2013

The following table sets forth consolidated results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$172.1	100.0%	$193.5	100.0%	$(21.5)
Cost of sales	136.6	79.4	148.3	76.6	(11.7)

Gross profit	35.5	20.6	45.2	23.4	(9.8)

Selling, general and administrative expenses	30.7	17.9	21.0	10.8	9.8
Research and development expenses	24.1	14.0	21.6	11.2	2.4
Restructuring and impairment charges	—	—	—	—	—

Operating income (loss)	(19.3)	(11.2)	2.7	1.4	(22.0)

Interest expense, net	(4.0)	(2.3)	(5.9)	(3.0)	1.9
Foreign currency gain (loss), net	38.4	22.3	(22.1)	(11.4)	60.6
Others	0.6	0.3	0.3	0.2	0.3

	35.0	20.3	(27.7)	(14.3)	62.7

Income (loss) before income taxes	15.7	9.1	(25.0)	(12.9)	40.7
Income tax expenses (benefits)	0.7	0.4	(0.4)	(0.2)	1.0

Net income (loss)	$15.0	8.7%	$(24.7)	(12.7)%	$39.7

Net Sales

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$45.3	26.3%	$52.4	27.1%	$(7.1)
Power Solutions	36.3	21.1	30.9	16.0	5.4
Semiconductor Manufacturing Services	90.3	52.5	110.0	56.9	(19.7)
All other	0.1	0.1	0.2	0.1	—

	$172.1	100.0%	$193.5	100.0%	$(21.5)

Net sales were $172.1 million for the three months ended June 30, 2014, a $21.5 million, or 11.1%, decrease, compared to $193.5 million for the three months ended June 30, 2013. This decrease was primarily due to lower net sales by our Semiconductor Manufacturing Services line and our Display Solutions line, which were offset in part by an increase in net sales from our Power Solutions line.

Display Solutions. Net sales from our Display Solutions line were $45.3 million for the three months ended June 30, 2014, a $7.1 million, or 13.6%, decrease from $52.4 million for the three months ended June 30, 2013. The decrease in sales volume contributed to 27% decline in revenue, partially offset by the increase in average selling prices, which contributed to 12% increase in revenue. The significant decrease in sales volume related to lower demand for certain consumer electronics products such as digital televisions and PCs was offset in part by an increase in sales volume for smartphones and other mobile communications products.

Power Solutions. Net sales from our Power Solutions line were $36.3 million for the three months ended June 30, 2014, a $5.4 million, or 17.3%, increase from $30.9 million for the three months ended June 30, 2013. The increase in sales volume contributed to 10% increase in revenue, and the increase in average selling prices led to 6% increase in revenue. Premium product revenue increased at a higher rate compared to MOSFET product revenue.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services line were $90.3 million for the three months ended June 30, 2014, a $19.7 million, or 17.9%, decrease compared to $110.0 million for the three months ended June 30, 2013. The decrease in sales volume contributed to 15% decline in revenue, and the decrease in average selling prices contributed to 5% decline in revenue.

All Other. All other net sales were $0.1 million for the three months ended June 30, 2014 and $0.2 million for the three months ended June 30, 2013.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$67.3	39.1%	$80.6	41.6%	$(13.3)
Asia Pacific (other than Korea)	74.3	43.2	72.2	37.3	2.1
United States	24.6	14.3	27.1	14.0	(2.5)
Europe	5.6	3.3	12.9	6.6	(7.3)
Others	0.2	0.1	0.8	0.4	(0.6)

	$172.1	100.0%	$193.5	100.0%	$(21.5)

Net sales in Korea declined from $80.6 million for the three months ended June 30, 2013 to $67.3 million for the three months ended June 30, 2014, or by $13.3 million, or 16.5%, due to the decline in demand for our products for large display applications. Net sales in the United States declined from $27.1 million for the three months ended June 30, 2013 to $24.6 million for the three months ended June 30, 2014, or by $2.5 million, or 9.1%, due to the decline in demand for our products for mobile devices and the inventory correction in the supply chain. Net sales in Europe declined from $12.9 million for the three months ended June 30, 2013 to $5.6 million for the three months ended June 30, 2014, or by $7.3 million, or 56.5%, due to the decline in demand for our products for mobile devices and the inventory correction in the supply chain.

Gross Profit

Total gross profit was $35.5 million for the three months ended June 30, 2014 compared to $45.2 million for the three months ended June 30, 2013, a $9.8 million, or 21.6%, decrease. Gross profit as a percentage of net sales for the three months ended June 30, 2014 decreased to 20.6% compared to 23.4% for the three months ended June 30, 2013. This decrease in gross profit was primarily attributable to a decrease in our utilization rate and increases in our labor and electricity costs, which was partially offset by a decrease in inventory reserves. Reduced levels of customer orders experienced by Display Solutions and Semiconductor Manufacturing Services divisions resulted in the low utilization rates. The labor and benefits costs increased as a result of an increase in the average salary. Increases in the electricity tariffs by Korea Electric Power Corporation resulted in higher electricity costs.

The factors described above were offset by the positive impact on the gross profit for the three months ended June 30, 2014 from the change in inventory reserve and write off, compared to the prior year period. The increase in inventory reserve was $0.6 million for the three months ended June 30, 2014, compared to $6.5 million for the three months ended June 30, 2013. An increase in inventory reserve reduces gross profit. The Company determined that, compared to the prior year period, less amount of inventory reserve was required for the three months ended June 30, 2014. The inventory write-off, which is recognized only when the related inventory has been disposed or scrapped, was $8.8 million, for the three months ended June 30, 2014, compared to less than $0.1 million for the three months ended June 30, 2013.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $30.7 million, or 17.9% of net sales, for the three months ended June 30, 2014, compared to $21.0 million, or 10.8% of net sales, for the three months ended June 30, 2013. The increase of $9.8 million, or 46.8%, was primarily attributable to an increase in outside service fees related to the Audit Committee’s independent investigation and related restatement.

Research and Development Expenses. Research and development expenses were $24.1 million, or 14.0% of net sales, for the three months ended June 30, 2014, compared to $21.6 million, or 11.2% of net sales, for the three months ended June 30, 2013. The increase of $2.4 million, or 11.3%, was primarily due to a broad based increase in research and development activities.

Operating Income

As a result of the foregoing, operating income decreased by $22.0 million, or 826.0%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As discussed above, the decrease in operating income resulted from a $9.8 million decrease in gross profit, a $9.8 million increase in selling, general and administrative expenses and a $2.4 million increase in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $4.0 million for the three months ended June 30, 2014, a decrease of $1.9 million compared to $5.9 million for the three months ended June 30, 2013. The decrease of $1.9 million was primarily due to the repayment of our 2018 Notes and the issuance of our 2021 Notes.

Foreign Currency Loss, Net. Net foreign currency gain for the three months ended June 30, 2014 was $38.4 million compared to net foreign currency loss of $22.1 million for the three months ended June 30, 2013. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the three months ended June 30, 2014 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the three months ended June 30, 2014 were $0.7 million and income tax benefits were $0.4 million for the three months ended June 30, 2013, primarily attributable to withholding taxes related to the intercompany balances and net operating loss carry-back in the parent company and a domestic subsidiary.

Net Income

As a result of the foregoing, net income increased by $39.7 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As discussed above, the increase primarily resulted from a $60.6 million increase in foreign currency gain, partially offset by a $22.0 million decrease in operating income.

Results of Operations – Comparison of Six Months Ended June 30, 2014 and 2013

The following table sets forth consolidated results of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$336.2	100.0%	$387.9	100.0%	$(51.6)
Cost of sales	260.5	77.5	284.4	73.3	(23.9)

Gross profit	75.7	22.5	103.5	26.7	(27.7)

Selling, general and administrative expenses	55.8	16.6	41.8	10.8	14.0
Research and development expenses	47.2	14.0	42.6	11.0	4.6
Restructuring and impairment charges	—	—	2.4	0.6	(2.4)

Operating income (loss)	(27.2)	(8.1)	16.6	4.3	(43.9)

Interest expense, net	(8.1)	(2.4)	(11.7)	(3.0)	3.7
Foreign currency gain (loss), net	29.0	8.6	(45.6)	(11.8)	74.6
Others	1.2	0.3	0.7	0.2	0.5

	22.1	6.6	(56.7)	(14.6)	78.8

Loss before income taxes	(5.1)	(1.5)	(40.0)	(10.3)	34.9
Income tax expenses	1.5	0.4	2.2	0.6	(0.8)

Net loss	$(6.6)	(2.0)%	$(42.3)	(10.9)%	$35.7

Net Sales

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$85.7	25.5%	$116.0	29.9%	$(30.3)
Power Solutions	68.1	20.2	57.2	14.7	10.9
Semiconductor Manufacturing Services	182.3	54.2	214.4	55.3	(32.1)
All other	0.2	0.1	0.2	0.1	—

	$336.2	100.0%	$387.9	100.0%	$(51.6)

Net sales were $336.2 million for the six months ended June 30, 2014, a $51.6 million, or 13.3%, decrease, compared to $387.9 million for the six months ended June 30, 2013. This decrease was primarily due to lower net sales by our Semiconductor Manufacturing Services line and our Display Solutions line, which were offset in part by an increase in net sales from our Power Solutions line.

Display Solutions. Net sales from our Display Solutions line were $85.7 million for the six months ended June 30, 2014, a $30.3 million, or 26.1%, decrease from $116.0 million for the six months ended June 30, 2013. The decrease in sales volume contributed 35% decline in revenue, led by the significant decline in sales volume of large display products, partially offset by the increase in average selling prices, which contributed 9% increase in revenue. The sales volume of display products for smartphones and other mobile communications devices increased.

Power Solutions. Net sales from our Power Solutions line were $68.1 million for the six months ended June 30, 2014, a $10.9 million, or 19.0%, increase from $57.2 million for the six months ended June 30, 2013. The increase in sales volume contributed 28% increase in revenue, offset by the decline in average selling prices, which contributed 10% decrease in revenue. Premium product revenue increased at a higher rate compared to MOSFET product revenue.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services line were $182.3 million for the six months ended June 30, 2014, a $32.1 million, or 15.0%, decrease compared to net sales of $214.4 million for the six months ended June 30, 2013. The decrease in sales volume contributed 13% decrease in revenue, and the decrease in average selling prices contributed 2% decrease in revenue.

All Other. All other net sales were $0.2 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$134.3	40.0%	$165.0	42.5%	$(30.7)
Asia Pacific (other than Korea)	144.6	43.0	140.7	36.3	3.8
United States	44.3	13.2	55.7	14.4	(11.4)
Europe	12.5	3.7	24.6	6.3	(12.1)
Others	0.5	0.1	1.8	0.5	(1.3)

	$336.2	100.0%	$387.9	100.0%	$(51.6)

Net sales in Korea declined from $165.0 million for the six months ended June 30, 2013 to $134.3 million for the six months ended June 30, 2014, or by $30.7 million, or 18.6%, due to the decline in demand for our products for large display and mobile device applications. Net sales in Asia Pacific increased from $140.7 million for the six months ended June 30, 2013 to $144.6 million for the six months ended June 30, 2014, or by $3.8 million, or 2.7%, primarily due to decreases in net sales of Semiconductor Manufacturing Services division, offset by increases in net sales of Power Solutions division. Net sales in the United States declined from $55.7 million for the six months ended June 30, 2013 to $44.3 million for the six months ended June 30, 2014, or by $11.4 million, or 20.4%, due to the decline in demand for our products for mobile devices and the inventory correction in the supply chain. Net sales in Europe declined from $24.6 million for the six months ended June 30, 2013 to $12.5 million for the six months ended June 30, 2014, or by $12.1 million, or 49.2%, due to the decline in demand for our products for mobile devices and the inventory correction in the supply chain.

Gross Profit

Total gross profit was $75.7 million for the six months ended June 30, 2014 as compared to $103.5 million for the six months ended June 30, 2013, a $27.7 million, or 26.8%, decrease. Gross profit as a percentage of net sales for the six months ended June 30, 2014 was 22.5% compared to 26.7% for the six months ended June 30, 2013. This decrease in gross profit was primarily attributable to a decrease in our utilization rate, increases in our labor and electricity costs, and an unfavorable product mix, which were partially offset by a decrease in inventory reserves. Reduced levels of customer orders experienced by Display Solutions and Semiconductor Manufacturing Services divisions resulted in the low utilization rates. The labor and benefits costs increased as a result of an increase in the average salary. Increases in the electricity tariffs by Korea Electric Power Corporation resulted in higher electricity costs.

The factors described above were offset by the positive impact on the gross profit for the six months ended June 30, 2014 from the change in inventory reserve and write off, compared to the prior year period. The increase in inventory reserve was $3.3 million for the six months ended June 30, 2014, compared to $14.2 million for the six months ended June 30, 2013. An increase in inventory reserve reduces gross profit. The Company determined that, compared to the prior year period, less amount of inventory reserve was required for the six months ended June 30, 2014. The inventory write-off, which is recognized only when the related inventory has been disposed or scrapped, was $12.8 million, for the six months ended June 30, 2014, compared to $0.4 million for the six months ended June 30, 2013.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $55.8 million, or 16.6% of net sales, for the six months ended June 30, 2014, compared to $41.8 million, or 10.8% of net sales, for the six months ended June 30, 2013. The increase of $14.0 million, or 33.6%, was primarily attributable to an increase in outside service fees related to the Audit Committee’s independent investigation and related restatement.

Research and Development Expenses. Research and development expenses were $47.2 million, or 14.0% of net sales, for the six months ended June 30, 2014, compared to $42.6 million, or 11.0% of net sales, for the six months ended June 30, 2013. The increase of $4.6 million, or 10.7%, was due to a broad based increase in research and development activities.

Restructuring and Impairment Charges. We had no restructuring and impairment charges for the six months ended June 30, 2014 compared to $2.4 million for the six months ended June 30, 2013. Restructuring charges of $1.8 million recorded for the six months ended June 30, 2013 were related to the restructuring of one of our fabrication facilities. Impairment charges of $0.6 million for the six months ended June 30, 2013 consisted of impairments to certain existing technology.

Operating Income

As a result of the foregoing, operating income decreased by $43.9 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. As discussed above, the decrease in operating income resulted from a $27.7 million decrease in gross profit, which was offset by a $14.0 million increase in selling, general and administrative expenses and a $4.6 million increase in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $8.1 million for the six months ended June 30, 2014, a decrease of $3.7 million compared to $11.7 million for the six months ended June 30, 2013. The decrease of $3.7 million was primarily due to the repayment of our 2018 Notes and the issuance of our 2021 Notes.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the six months ended June 30, 2014 was $29.0 million compared to net foreign currency loss of $45.6 million for the six months ended June 30, 2013. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the six months ended June 30, 2014 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the six months ended June 30, 2014 and 2013 were $1.5 million and $2.2 million respectively, primarily attributable to withholding taxes related to the intercompany balances and net operating loss carry-back in the parent company and a domestic subsidiary.

Net Loss

As a result of the foregoing, net loss decreased by $35.7 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. As discussed above, the decrease primarily resulted from a $74.6 million increase in foreign currency gain, partially offset by a $43.9 million decrease in operating income.

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

Cash Flows from Operating Activities

Cash inflows generated by operating activities totaled $5.5 million for the six months ended June 30, 2014, compared to $45.6 million of cash provided by operating activities in the six months ended June 30, 2013. The net operating cash inflow for the six months ended June 30, 2014 reflects our net loss of $6.6 million and non-cash adjustments of $(3.2) million which mainly consisted of depreciation and amortization and foreign currency loss, and a decrease in net operating assets of $15.2 million.

Our working capital balance as of June 30, 2014 was $152.8 million compared to $172.1 million as of December 31, 2013. The $19.2 million decrease was primarily attributable to a $12.6 million decrease in cash and cash equivalents and a $15.3 million increase in inventories. The decrease in accounts receivable was due to our efforts to shorten the cash collection cycle. The increase in accrued expenses was due to higher accrual of outside consulting fees and interest expense. The increase in inventory was primarily due to our decision to increase inventory in anticipation of sequential increase in net sales in the third quarter of 2014.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $10.8 million in the six months ended June 30, 2014, compared to $38.0 million of cash outflow used in investing activities in the six months ended June 30, 2013. The decrease was primarily due to a decrease in capital expenditures of $24.8 million.

Cash Flows from Financing Activities

Cash inflows generated by financing activities totaled $0.1 million for the six months ended June 30, 2014, compared to $1.4 million of cash outflow used in financing activities in the six months ended June 30, 2013. The financing cash outflow for the six months ended June 30, 2013 mainly consists of the repurchase of $6.0 million of our outstanding common stock, which was offset by $4.6 million of proceed received from the issuance of common stock in connection with option and warrant exercise. We repurchased 375,884 shares of common stock at a cost of $6.0 million for the six months ended June 30, 2013.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the six months ended June 30, 2014, capital expenditures were $12.5 million, a $24.8 million, or 66.4%, decrease from $37.3 million in the six months ended June 30, 2013, due to reduced need for capital spending on technology upgrades as a result of the high level of spending in prior years.

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

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2014:

	Payments Due by Period
	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
	(In millions)
Senior notes(1)	$336.8	$7.5	$14.9	$14.9	$14.9	$14.9	$269.7
Operating lease(2)	54.9	4.9	5.9	4.8	2.3	2.3	34.6
Others(3)	13.7	2.6	7.6	3.5	—	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of June 30, 2014, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,014.4:1.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.8 million as of June 30, 2014. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

We believe that our significant accounting policies, which are described in Note 1 to the consolidated financial statements of MagnaChip Semiconductor Corporation for the six months ended June 30, 2014 included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2014 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $4.4 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at June 30, 2014 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.1 million in our U.S. dollar cash balance.

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

Interest Rate Exposures

As of June 30, 2014, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Our outstanding 2021 Notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at June 30, 2014, we estimate that the fair value of this fixed rate note would decrease by $8.1 million and we would have additional interest expense costs over the market rate of $0.9 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at June 30, 2014, we estimate that the fair value of this fixed rate note would increase by $8.5 million and we would have a reduction in interest expense costs over the market rate of $1.0 million (on a 360-day basis).

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as of June 30, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2014 because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. As disclosed in the 2013 Form 10-K, our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, previously concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses in internal control over financial reporting described under the subheading “Management’s Annual Report on Internal Control over Financial Reporting” in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at June 30, 2014.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2013 Form 10-K.

Item 6.	Exhibits.

Exhibit Number	Description

10.31*	Employment Separation Agreement, effective April 12, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Margaret Sakai (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on February 12, 2015).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: February 12, 2015	By:	/s/ Young-Joon Kim
Young-Joon Kim
Interim Chief Executive Officer (Authorized Officer)

Dated: February 12, 2015	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.31*	Employment Separation Agreement, effective April 12, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Margaret Sakai (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on February 12, 2015).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith