Form 10-Q
period 2014-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2015-02-12
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended September 30, 2014 (this “Quarterly Report”) is being filed by MagnaChip Semiconductor Corporation (“we,” “our,” “us,” the “Company,” or “MagnaChip”) concurrently with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2015 (the “2013 Form 10-K”). The 2013 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011.

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

The unaudited financial statements for the three and nine months ended September 30, 2013 contained in this Quarterly Report are presented on a restated basis and are consistent with those contained in the 2013 Form 10-K. The Company has not separately amended, and does not intend to amend, its Quarterly Reports on Form 10-Q for the periods ended on or prior to September 30, 2013.

For more information on the matters that have led to the restatement and data previously reported, see “Note 2. Restatement of Consolidated Financial Statements” to our consolidated financial statements contained in the 2013 Form 10-K and our consolidated financial statements contained herein.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.

PART I FINANCIAL INFORMATION		4

Item 1.	Interim Consolidated Financial Statements (Unaudited)	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (As Restated)	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013 (As Restated)	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2014 and 2013 (As Restated)	7

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (As Restated)	8

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II OTHER INFORMATION		54

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 3.	Defaults Upon Senior Securities	54

Item 6.	Exhibits	55

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$125,210	$153,606
Restricted cash	—	4
Accounts receivable, net	77,300	78,898
Inventories, net	76,694	74,698
Other receivables	5,622	6,011
Prepaid expenses	11,866	9,194
Current deferred income tax assets	586	1,348
Other current assets	7,695	10,403

Total current assets	304,973	334,162

Property, plant and equipment, net	249,893	254,297
Intangible assets, net	2,588	3,111
Long-term prepaid expenses	12,254	16,405
Deferred income tax assets	535	896
Other non-current assets	14,699	16,319

Total assets	$584,942	$625,190

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$74,529	$75,059
Other accounts payable	16,058	15,670
Accrued expenses	77,395	65,494
Other current liabilities	5,213	5,872

Total current liabilities	173,195	162,095

Long-term borrowings, net	224,007	223,923
Accrued severance benefits, net	144,739	134,172
Other non-current liabilities	19,083	23,459

Total liabilities	561,024	543,649

Commitments and Contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,635,128 shares issued and 34,056,363 outstanding at September 30, 2014 and 40,627,131 shares issued and 34,048,366 outstanding at December 31, 2013	406	406
Additional paid-in capital	117,954	116,222
Retained earnings	52,487	105,889
Treasury stock, 6,578,765 shares at September 30, 2014 and December 31, 2013	(90,918)	(90,918)
Accumulated other comprehensive loss	(56,011)	(50,058)

Total stockholders’ equity	23,918	81,541

Total liabilities and stockholders’ equity	$584,942	$625,190

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013 (As Restated)	September 30, 2014	September 30, 2013 (As Restated)
Net sales	$194,332	$170,812	$530,566	$558,667
Cost of sales	151,702	136,399	412,202	420,778

Gross profit	42,630	34,413	118,364	137,889

Selling, general and administrative expenses	38,690	22,155	94,463	63,914
Research and development expenses	23,422	22,478	70,618	65,118
Restructuring and impairment charges	—	—	—	2,446

Operating income (loss)	(19,482)	(10,220)	(46,717)	6,411

Other income (expenses)
Interest expense, net	(4,078)	(4,548)	(12,155)	(16,276)
Foreign currency gain (loss), net	(23,508)	47,115	5,510	1,512
Loss on early extinguishment of senior notes	—	(32,812)	—	(32,812)
Other	572	1,191	1,730	1,871

	(27,014)	10,946	(4,915)	(45,705)

Income (loss) before income taxes	(46,496)	726	(51,632)	(39,294)

Income tax expenses	311	475	1,770	2,712

Net income (loss)	$(46,807)	$251	$(53,402)	$(42,006)

Earnings (loss) per common share
Basic	$(1.37)	$0.01	$(1.57)	$(1.18)
Diluted	$(1.37)	$0.01	$(1.57)	$(1.18)
Weighted average number of shares
Basic	34,056,359	35,443,820	34,055,210	35,485,395
Diluted	34,056,359	37,484,601	34,055,210	35,485,395

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013 (As Restated)	September 30, 2014	September 30, 2013 (As Restated)
Net income (loss)	$(46,807)	$251	$(53,402)	$(42,006)
Other comprehensive income (loss)
Foreign currency translation adjustments	16,874	(31,300)	(2,462)	(3,094)
Derivative adjustments
Fair valuation of derivatives	(3,319)	16,102	2,882	4,281
Reclassification adjustment for gain on derivatives included in net income (loss)	(3,048)	(34)	(5,692)	(289)
Investment adjustments
Unrealized gain on investments	—	45	1,201	540
Reclassification adjustment for gain on investments included in net income (loss)	—	—	(1,882)	—

Total comprehensive loss	$(36,300)	$(14,936)	$(59,355)	$(40,568)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Nine Months Ended September 30, 2014 Balance at January 1, 2014	34,048,366	$406	$116,222	$105,889	$(90,918)	$(50,058)	$81,541

Stock-based compensation	—	—	1,665	—	—	—	1,665
Exercise of stock options	6,795	—	48	—	—	—	48
Exercise of warrants	1,202	—	19	—	—	—	19
Other comprehensive loss, net	—	—	—	—	—	(5,953)	(5,953)
Net loss	—	—	—	(53,402)	—	—	(53,402)

Balance at September 30, 2014	34,056,363	$406	$117,954	$52,487	$(90,918)	$(56,011)	$23,918

Nine Months Ended September 30, 2013 Balance at January 1, 2013 (As Restated)	35,635,357	$396	$102,409	$170,092	$(39,918)	$(41,450)	$191,529
Stock-based compensation	—	—	1,558	—	—	—	1,558
Exercise of stock options	542,746	5	4,049	—	—	—	4,054
Exercise of warrants	356,675	4	5,618	—	—	—	5,622
Acquisition of treasury stock	(1,589,401)	—	—	—	(31,000)	—	(31,000)
Other comprehensive income, net	—	—	—	—	—	1,438	1,438
Net loss	—	—	—	(42,006)	—	—	(42,006)

Balance at September 30, 2013 (As Restated)	34,945,377	$405	$113,634	$128,086	$(70,918)	$(40,012)	$131,195

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Nine Months Ended
	September 30, 2014	September 30, 2013 (As Restated)
Cash flows from operating activities
Net loss	$(53,402)	$(42,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	22,846	24,976
Provision for severance benefits	14,775	15,782
Bad debt expenses	3,755	(47)
Amortization of debt issuance costs and original issue discount	457	744
Gain on foreign currency translation, net	(4,077)	(54)
Gain on disposal of investments	(1,524)	—
Restructuring and impairment charges	—	618
Stock-based compensation	1,665	1,558
Loss on early extinguishment of senior notes	—	32,812
Other	951	1,280
Changes in operating assets and liabilities
Accounts receivable	(206)	12,490
Inventories, net	(1,199)	(922)
Other receivables	353	(1,454)
Other current assets	4,835	8,280
Deferred tax assets	835	1,591
Accounts payable	(964)	(3,278)
Other accounts payable	(7,265)	(6,172)
Accrued expenses	12,678	4,799
Other current liabilities	(201)	(4,857)
Other non-current liabilities	65	7,942
Payment of severance benefits	(4,712)	(4,331)
Other	19	(348)

Net cash provided by (used in) operating activities	(10,316)	49,403

Cash flows from investing activities
Proceeds from disposal of investments	2,003	—
Purchase of plant, property and equipment	(15,613)	(40,593)
Payment for intellectual property registration	(778)	(401)
Payment of guarantee deposits	(338)	(941)
Other	45	345

Net cash used in investing activities	(14,681)	(41,590)

Cash flows from financing activities
Proceeds from issuance of common stock	67	9,676
Proceeds from issuance of senior notes	—	218,836
Repayment of long term borrowings	—	(229,333)
Acquisition of treasury stock	—	(31,000)

Net cash provided by (used in) financing activities	67	(31,821)
Effect of exchange rates on cash and cash equivalents	(3,466)	38

Net decrease in cash and cash equivalents	(28,396)	(23,970)

Cash and cash equivalents
Beginning of the period	153,606	182,238

End of the period	$125,210	$158,268

Supplemental cash flow information
Cash paid for interest	$14,812	$16,266

Cash paid for income taxes	$743	$6,217

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$396	$57

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting,” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Restatement Adjustments

As a result of the issues identified in the Independent Investigation and management’s internal review, the Company restated its previously reported consolidated financial statements for the three and nine months ended September 30, 2013 in order to correct certain previously reported amounts.

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

Other — The other revenue recognition adjustments include transactions where the Company recognized revenue in an incorrect period or recognized an incorrect amount of revenue. The primary categories of other revenue recognition adjustments include the following:

•	Unfinished Products — The Company identified recognition of revenues on unfinished or semi-finished products. These products were completed and shipped to the distributor or end customer after the related revenues were recognized.

•	Gross to Net — The Company identified foundry service transactions in which the related wafers were provided by the customer. The revenue and cost related to such wafers were recognized on a gross basis when they should have been recognized on a net basis.

•	Cut-off — The Company identified certain sales transactions that were recognized prior to the transfer of inventory risk and title.

•	Non-recurring Engineering (“NRE”) — The Company provides NRE services to develop prototype wafers mainly for the Company’s foundry service customers. The Company identified revenue related to certain NRE arrangements recognized earlier or later than at the time that the required prototype wafer was delivered.

•	Concessions — The Company identified various types of unrecorded concessions provided to its distributors and customers, including future discounts, price adjustments, return rights, free products and others to incentivize distributors and customers to make purchases. Such concessions should be recorded as a deduction from revenues at the time when the related revenues are recognized.

•	Direct Customer Sales — The Company identified certain sales transactions to a customer that were recognized when the products were taken from the Company’s manufacturing facility to its warehouse, rather than when the products were delivered to the customer’s location. The arrangement related to these transactions did not have a fixed schedule for delivery to a customer’s location and were prematurely recognized as revenues.

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

Manufacturing Cost — The Company corrected certain fabrication and back-end processing costs that were not recorded consistently with the progression of its manufacturing activities. As a result, the Company’s cost of sales was decreased by approximately $800 thousand and approximately $6,500 thousand for the three and nine months ended September 30, 2013, to account for manufacturing costs during the period in which they were incurred.

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

Tax Matters

Income Tax — Realization of the deferred tax assets is dependent on the Company’s ability to generate future taxable income. In the previously reported consolidated financial statements for the year ended December 31, 2012, the Company had released $64,749 thousand of valuation allowance against deferred tax assets of the Company’s Korean subsidiary and, consequently, a corresponding amount of income tax benefit was recognized.

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

The restatement adjustments for the three and nine months ended September 30, 2013 impacted our temporary differences between our book income and taxable income, which resulted in an increase of our deferred tax assets for which a full valuation allowance was recorded for the fiscal periods then ended and thus there was no tax impact of the other restatement adjustments.

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

Expense — The Company identified errors in classification of expenses that were recorded as cost of sales when they should have been recorded as research and development for the three and nine months ended September 30, 2013.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statement of operations for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Maintenance Cost	Cost Center Allocation	Account Classification	Other Adjustments	Total Adjustments	As Restated
Net sales	$217,824	$(46,474)	$—	$—	$—	$—	$—	$—	$(538)	$—	$(47,012)	$170,812
Cost of sales	145,936	(26,884)	17,825	14	(1,412)	—	2,328	(834)	(671)	97	(9,537)	136,399

Gross profit	71,888	(19,590)	(17,825)	(14)	1,412	—	(2,328)	834	133	(97)	(37,475)	34,413

Selling, general and administrative expenses	20,071	(173)	—	(18)	—	1,371	—	870	—	34	2,084	22,155
Research and development expenses	21,192	—	—	32	—	—	118	(36)	671	501	1,286	22,478

Operating income (loss)	30,625	(19,417)	(17,825)	(28)	1,412	(1,371)	(2,446)	—	(538)	(632)	(40,845)	(10,220)

Other income (expenses)
Interest expense, net	(4,548)	—	—	—	—	—	—	—	—	—	—	(4,548)
Foreign currency gain, net	43,350	3,763	—	—	—	—	—	—	—	2	3,765	47,115
Loss on early extinguishment of senior notes	(32,812)	—	—	—	—	—	—	—	—	—	—	(32,812)
Others	763	(110)	—	—	—	—	—	—	538	—	428	1,191

	6,753	3,653	—	—	—	—	—	—	538	2	4,193	10,946

Income before income taxes	37,378	(15,764)	(17,825)	(28)	1,412	(1,371)	(2,446)	—	—	(630)	(36,652)	726

Income tax expenses (benefits)	(9,293)	—	—	—	—	9,768	—	—	—	—	9,768	475

Net income	$46,671	$(15,764)	$(17,825)	$(28)	$1,412	$(11,139)	$(2,446)	$—	$—	$(630)	$(46,420)	$251

Earnings per common share—
Basic	$1.32											$0.01
Diluted	$1.24											$0.01

Weighted average number of shares—
Basic	35,443,820											35,443,820
Diluted	37,493,550											37,484,601

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statement of operations for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
		Restatement Adjustments
	As Previously Reported	Revenue Recognition	Inventory Reserves	Understated Employee Benefits	Settlement Obligations	Tax Matters	Maintenance Cost	Cost Center Allocation	Account Classification	Other Adjustments	Total Adjustments	As Restated
Net sales	$638,411	$(78,089)	$—	$—	$—	$—	$—	$—	$(1,655)	$—	$(79,744)	$558,667
Cost of sales	429,732	(48,402)	28,021	196	10,149	—	5,653	(2,559)	(1,683)	(329)	(8,954)	420,778

Gross profit	208,679	(29,687)	(28,021)	(196)	(10,149)	—	(5,653)	2,559	28	329	(70,790)	137,889

Selling, general and administrative expenses	59,571	(422)	—	28	—	1,995	—	2,627	—	115	4,343	63,914
Research and development expenses	62,905	—	—	105	—	—	189	(68)	1,683	304	2,213	65,118
Restructuring and impairment charges	2,446	—	—	—	—	—	—	—	—	—	—-	2,446

Operating income	83,757	(29,265)	(28,021)	(329)	(10,149)	(1,995)	(5,842)	—	(1,655)	(90)	(77,346)	6,411

Other income (expenses)
Interest expense, net	(16,276)	—	—	—	—	—	—	—	—	—	—	(16,276)
Foreign currency gain, net	(186)	1,674	—	—	—	—	—	—	—	24	1,698	1,512
Loss on early extinguishment of senior notes	(32,812)	—	—	—	—	—	—	—	—	—	—	(32,812)
Others	273	(57)	—	—	—	—	—	—	1,655	—	1,598	1,871

	(49,001)	1,617	—	—	—	—	—	—	1,655	24	3,296	(45,705)

Income (loss) before income taxes	34,756	(27,648)	(28,021)	(329)	(10,149)	(1,995)	(5,842)	—	—	(66)	(74,050)	(39,294)

Income tax expenses (benefits)	(8,946)	—	—	—	—	11,658	—	—	—	—	11,658	2,712

Net income (loss)	$43,702	$(27,648)	$(28,021)	$(329)	$(10,149)	$(13,653)	$(5,842)	$—	$—	$(66)	$(85,708)	$(42,006)

Earnings (loss) per common share—
Basic	$1.23											$(1.18)
Diluted	$1.17											$(1.18)

Weighted average number of shares—
Basic	35,485,395											35,485,395
Diluted	37,261,058											35,485,395

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Statement of Cash Flows

The following table presents the impact of the restatement adjustments on the Company’s consolidated statement of cash flows for nine months ended September 30, 2013:

Nine Months Ended September 30, 2013
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$43,702	$(85,708)	$(42,006)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,629	(653)	24,976
Provision for severance benefits	15,661	121	15,782
Bad debt expenses	214	(261)	(47)
Amortization of debt issuance costs and original issue discount	744	—	744
Loss (gain) on foreign currency translation, net	1,644	(1,698)	(54)
Restructuring and impairment charges	618	—	618
Stock-based compensation	1,398	160	1,558
Loss on early extinguishment of senior notes	32,812	—	32,812
Other	1,280	—	1,280
Changes in operating assets and liabilities
Accounts receivable	(59,311)	71,801	12,490
Inventories, net	8,398	(9,320)	(922)
Other receivables	(284)	(1,170)	(1,454)
Other current assets	8,168	112	8,280
Deferred tax assets	(10,038)	11,629	1,591
Accounts payable	(2,314)	(964)	(3,278)
Other accounts payable	(7,901)	1,729	(6,172)
Accrued expenses	1,004	3,795	4,799
Other current liabilities	(663)	(4,194)	(4,857)
Other non-current liabilities	(1,465)	9,407	7,942
Payment of severance benefits	(4,331)	—	(4,331)
Other	(349)	1	(348)

Net cash provided by operating activities	54,616	(5,213)	49,403

Cash flows from investing activities
Purchase of plant, property and equipment	(45,703)	5,110	(40,593)
Payment for intellectual property registration	(401)	—	(401)
Payment of guarantee deposits	(941)	—	(941)
Other	345	—	345

Net cash used in investing activities	(46,700)	5,110	(41,590)

Cash flows from financing activities
Proceeds from issuance of common stock	9,676	—	9,676
Proceeds from issuance of senior notes	218,836	—	218,836
Repayment of long-term borrowings	(229,333)	—	(229,333)
Acquisition of treasury stock	(31,000)	—	(31,000)

Net cash used in financing activities	(31,821)	—	(31,821)
Effect of exchange rates on cash and cash equivalents	(65)	103	38

Net decrease in cash and cash equivalents	(23,970)	—	(23,970)

Cash and cash equivalents
Beginning of the period	182,238	—	182,238

End of the period	$158,268	$—	$158,268

Supplemental cash flow information
Cash paid for interest	$16,266	$—	$16,266

Cash paid for income taxes	$6,397	$(180)	$6,217

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$—	$57	$57

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Comprehensive Income

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statements of comprehensive income for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income (loss)	$46,671	$251	$43,702	$(42,006)
Other comprehensive income (loss)
Foreign currency translation adjustments	(19,438)	(31,300)	(631)	(3,094)
Derivative adjustments
Fair valuation of derivatives	12,392	16,102	3,122	4,281
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	74	(34)	(235)	(289)
Unrealized gain on investments	34	45	399	540

Total comprehensive income (loss)	$39,733	$(14,936)	$46,357	$(40,568)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

3. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $12,832 thousand and $24,749 thousand for the nine months ended September 30, 2014 and 2013, respectively, and these sales resulted in pre-tax losses of $39 thousand and $59 thousand for the nine months ended September 30, 2014 and 2013, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables. While these arrangements have reduced the Company’s working capital needs, there can be no assurance that these programs will continue in the future.

4. Inventories

Inventories as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
Finished goods	$41,794	$43,734
Semi-finished goods and work-in-process	80,842	92,030
Raw materials	8,183	9,464
Materials in-transit and other	1,023	1,870
Less: inventory reserve	(55,148)	(72,400)

Inventories, net	$76,694	$74,698

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2014		September 30, 2013 (As Restated)
Beginning balance	$(65,670)	$(72,400)	$(36,912)	$(25,429)
Change in reserve	389	(3,033)	(17,484)	(31,784)
Write off	8,008	20,746	626	1,058
Translation adjustments	2,125	(461)	(3,171)	(786)

Ending balance	$(55,148)	$(55,148)	$(56,941)	$(56,941)

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

5. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2014 and December 31, 2013 comprise the following:

	September 30, 2014	December 31, 2013
Buildings and related structures	$81,981	$81,050
Machinery and equipment	283,085	269,840
Vehicles and others	25,053	22,397

	390,119	373,287
Less: accumulated depreciation	(157,711)	(136,397)
Land	17,485	17,407

Property, plant and equipment, net	$249,893	$254,297

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

6. Intangible Assets

Intangible assets as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Technology	$20,170	$20,081
Customer relationships	29,576	29,444
Intellectual property assets	8,575	7,829
Less: accumulated amortization	(55,733)	(54,243)

Intangible assets, net	$2,588	$3,111

7. Accrued Expenses

Accrued expenses as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Payroll, benefits and related taxes, excluding severance benefits	$22,703	$19,869
Withholding tax levied on intercompany interest income	26,509	23,872
Interest on senior notes	3,105	6,749
Settlement obligations	3,943	6,460
Outside service fees	10,215	1,462
Others	10,920	7,082

Accrued expenses	$77,395	$65,494

Settlement obligations

Settlement obligations related to settling claims involving the Company’s products are accrued when they are deemed probable and can be reasonably estimated. As of September 30, 2014, the settlement obligation of $4,303 thousand is included in other non-current liabilities in the consolidated balance sheet.

8. Derivative Financial Instruments

The Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., entered into forward and zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of September 30, 2014 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
May 29, 2013	Zero cost collar	$54,000	October to December 2014

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets as of September 30, 2014 and December 31, 2013 are as follows:

Derivatives designated as hedging instruments:		September 30, 2014	December 31, 2013
Asset Derivatives:
Zero cost collars	Other current assets	$2,077	$4,912

Offsetting of derivative assets as of September 30, 2014 and December 31, 2013 is as follows:

As of September 30, 2014	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$2,077	$—	$2,077	$—	$—	$2,077

As of December 31, 2013	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$4,912	$—	$4,912	$—	$—	$4,912

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

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2014 and 2013:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended Sep. 30,			Three Months Ended Sep. 30,			Three Months Ended Sep. 30,
	2014	2013 (As Restated)		2014	2013 (As Restated)		2014	2013 (As Restated)
Forward	$—	$3,252	Net sales	$—	$780	Other income (expenses) — Others	$—	$280
Zero cost collars	(3,319)	12,850	Net sales	3,048	(746)	Other income (expenses) — Others	(9)	375

Total	$(3,319)	$16,102		$3,048	$34		$(9)	$655

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2014 and 2013:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended Sep. 30,			Nine Months Ended Sep. 30,			Nine Months Ended Sep. 30,
	2014	2013 (As Restated)		2014	2013 (As Restated)		2014	2013 (As Restated)
Forward	$—	$2,972	Net sales	$—	$780	Other income (expenses) — Others	$—	$173
Zero cost collars	2,882	1,309	Net sales	5,692	(491)	Other income (expenses) — Others	(61)	37

Total	$2,882	$4,281		$5,692	$289		$(61)	$210

As of September 30, 2014, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next twelve months is $2,029 thousand.

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

In addition, the Company is required to deposit cash collateral with a financial institution, the counterparty to the zero cost collar contract, for any exposure in excess of $5 million. No cash collateral was required as of September 30, 2014.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

9. Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$2,077	$2,077	$—	$2,077	$—

As of September 30, 2014, the total carrying value and estimated fair value of the Company’s 6.625% Senior Notes due 2021 (the “2021 Notes”), which are not measured at fair value on a recurring basis, were $224,007 thousand and $212,850 thousand, respectively. The estimated fair value is based on Level 2 inputs.

10. Long-Term Borrowings

Long-term borrowings as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
6.625% senior notes due July 2021	$225,000	$225,000
Discount on senior notes	(993)	(1,077)

Long-term borrowings, net of unamortized discount	$224,007	$223,923

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

Upon the filing with the SEC of the 2013 Form 10-K, the Form 10-Qs for each of the fiscal quarters ended March 31, 2014 and June 30, 2014, and this Report, the Company believes it has regained compliance with its reporting obligations under the Indenture and cured all identified covenant defaults in each of the 10-K and Q1 10-Q Notice of Default, the Q2 10-Q Notice of Default, and the Q3 10-Q Notice of Default, and has ceased accruing the Additional Interest on the 2021 Notes as of the filing date of this Report.

In connection with the issuance of the 2021 Notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2013 to 2021. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $128 thousand and $375 thousand for the three and nine months ended September 30, 2014, respectively. The remaining capitalized costs as of September 30, 2014, which were included in other non-current assets in the consolidated balance sheet, were $4,449 thousand.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

11. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2014, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2014		September 30, 2013 (As Restated)
Beginning balance	$146,923	$135,356	$115,610	$116,036
Provisions	5,349	14,775	5,014	15,782
Severance payments	(1,222)	(4,712)	(1,392)	(4,331)
Translation adjustments	(5,144)	487	8,066	(189)

	145,906	145,906	127,298	127,298
Less: Cumulative contributions to the National Pension Fund	(372)	(372)	(380)	(380)
Group severance insurance plan	(795)	(795)	(773)	(773)

Accrued severance benefits, net	$144,739	$144,739	$126,145	$126,145

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefits
Remainder of 2014	$381
2015	303
2016	1,210
2017	1,783
2018	3,049
2019	2,360
2020 – 2024	24,782

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

12. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2014, the total intercompany loan balance was $510 million. The Korean won to U.S. dollar exchange rates were 1,050.6:1 and 1,055.3:1 using the first base rate as of September 30, 2014 and December 31, 2013, respectively, as quoted by the Korea Exchange Bank.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

13. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., is the principal operating entity within the consolidated Company. For the three and nine months ended September 30, 2014 and 2013, no income tax expense for MagnaChip Semiconductor, Ltd. was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the three months ended September 30, 2014 and 2013 was $311 thousand and $475 thousand (restated), respectively, and for the nine months ended September 30, 2014 and 2013 was $1,770 thousand and $2,712 thousand (restated), respectively, primarily attributable to withholding taxes related to intercompany balances and net operating loss carry-back at the parent company and a domestic subsidiary.

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

The following is a summary of net sales by business line:

	Three Months Ended
	September 30,2014	September 30, 2013 (As Restated)
Net Sales
Display Solutions	$58,700	$44,095
Semiconductor Manufacturing Services	99,333	90,263
Power Solutions	36,088	36,366
All other	211	88

Total net sales	$194,332	$170,812

	Nine Months Ended
	September 30,2014	September 30, 2013 (As Restated)
Net Sales
Display Solutions	$144,406	$160,091
Semiconductor Manufacturing Services	281,600	304,678
Power Solutions	104,138	93,561
All other	422	337

Total net sales	$530,566	$558,667

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	September 30, 2014	September 30, 2013 (As Restated)
Korea	$84,763	$74,060
Asia Pacific (other than Korea)	80,123	68,496
U.S.A.	25,079	22,786
Europe	3,829	4,504
Others	538	966

Total	$194,332	$170,812

	Nine Months Ended
	September 30, 2014	September 30, 2013 (As Restated)
Korea	$219,096	$239,081
Asia Pacific (other than Korea)	224,681	209,219
U.S.A.	69,428	78,536
Europe	16,323	29,100
Others	1,038	2,731

Total	$530,566	$558,667

Net sales from the Company’s top ten largest customers accounted for 66% and 53% for the three months ended September 30, 2014 and 2013, respectively, and 60% and 61% for the nine months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014, we had three customers which represented 13.9%, 10.7% and 10.2% of the Company’s net sales, respectively, and for the nine months ended September 30, 2014, we had one customer which represented 11.2% of the Company’s net sales.

For the three months ended September 30, 2013, we had one customer which represented 10.2% of the Company’s net sales, and for the nine months ended September 30, 2013, we had two customers which represented 12.0% and 10.2% of the Company’s net sales.

Over 99% of the Company’s property, plant and equipment are located in Korea as of September 30, 2014.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
Foreign currency translation adjustments	$(59,788)	$(57,326)
Derivative adjustments	3,777	6,587
Unrealized gain on investments	—	681

Total	$(56,011)	$(50,058)

Changes in accumulated other comprehensive loss for the three months ended September 30, 2014 and 2013 is as follows:

Three Months Ended September 30, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(76,662)	$10,144	$—	$(66,518)

Other comprehensive income (loss) before reclassifications	16,874	(3,319)	—	13,555
Amounts reclassified from accumulated other comprehensive income	—	(3,048)	—	(3,048)

Net current-period other comprehensive income (loss)	16,874	(6,367)	—	10,507

Ending balance	$(59,788)	$3,777	$—	$(56,011)

Three Months Ended September 30, 2013 (As Restated)	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(15,393)	$(10,002)	$570	$(24,825)

Other comprehensive income (loss) before reclassifications	(31,300)	16,102	45	(15,153)
Amounts reclassified from accumulated other comprehensive income	—	(34)	—	(34)

Net current-period other comprehensive income (loss)	(31,300)	16,068	45	(15,187)

Ending balance	$(46,693)	$6,066	$615	$(40,012)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 is as follows:

Nine Months Ended September 30, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(57,326)	$6,587	$681	$(50,058)

Other comprehensive income (loss) before reclassifications	(2,462)	2,882	1,201	1,621
Amounts reclassified from accumulated other comprehensive income	—	(5,692)	(1,882)	(7,574)

Net current-period other comprehensive loss	(2,462)	(2,810)	(681)	(5,953)

Ending balance	$(59,788)	$3,777	$—	$(56,011)

Nine Months Ended September 30, 2013 (As Restated)	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(43,599)	$2,074	$75	$(41,450)

Other comprehensive income (loss) before reclassifications	(3,094)	4,281	540	1,727
Amounts reclassified from accumulated other comprehensive income	—	(289)	—	(289)

Net current-period other comprehensive income (loss)	(3,094)	3,992	540	1,438

Ending balance	$(46,693)	$6,066	$615	$(40,012)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

16. Earnings (loss) per Share

The following table illustrates the computation of basic and diluted loss per common share:

	Three Months Ended
	September 30, 2014	September 30, 2013 (As Restated)
Net income (loss)	$(46,807)	$251
Weighted average common stock outstanding
Basic	34,056,359	35,443,820
Diluted	34,056,359	37,484,601
Earnings (loss) per share
Basic	$(1.37)	$0.01
Diluted	$(1.37)	$0.01

	Nine Months Ended
	September 30, 2014	September 30, 2013 (As Restated)
Net loss	$(53,402)	$(42,006)
Weighted average common stock outstanding
Basic	34,055,210	35,485,395
Diluted	34,055,210	35,485,395
Loss per share
Basic	$(1.57)	$(1.18)
Diluted	$(1.57)	$(1.18)

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013 (As Restated)	September 30, 2014	September 30, 2013 (As Restated)
Options	3,178,645	10,000	3,178,645	2,881,375
Warrants	1,425,129	—	1,425,129	1,517,930

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for high-volume consumer, computer and communication applications. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry, supported by our 30-year operating history, large portfolio of approximately 3,062 registered novel patents and 134 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products include display drivers that cover a wide range of flat panel displays and multimedia devices. Our Power Solutions products include discrete and integrated circuit solutions for power management in high-volume consumer, computer, communication and industrial applications. Our Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services for fabless semiconductor companies that serve the consumer, computing and wireless end markets.

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

Business Lines

We operate three separate business lines within one segment: Display Solutions, Power Solutions and Semiconductor Manufacturing Services.

•	Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in LCD, light emitting diode (LED), 3D and OLED televisions, notebooks, mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as AMOLEDs, and LTPS, as well as high-volume display technologies such as TFTs. Our Display Solutions business represented 27.2% and 28.7% of our net sales for the nine months ended September 30, 2014 and September 30, 2013, respectively.

•	Power Solutions: Our Power Solutions line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Power Solutions business represented 19.6% and 16.7% of our net sales for the nine months ended September 30, 2014 and September 30, 2013, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services line provides specialty analog and mixed-signal foundry services to fabless semiconductor companies that serve the consumer, computing and wireless end markets. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 442 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve high-growth and high-volume applications in the consumer, computing and wireless end markets. Our Semiconductor Manufacturing Services business represented 53.1% and 54.5% of our net sales for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net, (viii) secondary offering and others, (ix) loss on early extinguishment of senior notes and (x) restatement related expenses.

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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
			As Restated	As Restated
	(In millions)
Net income (loss)	$(46.8)	$(53.4)	$0.3	$(42.0)
Adjustments:
Depreciation and amortization	7.8	22.9	8.4	25.0
Interest expense, net	4.1	12.2	4.5	16.3
Income tax expenses	0.3	1.8	0.5	2.7
Restructuring and impairment charges(a)	—	—	—	2.4
Equity-based compensation expense(b)	0.6	1.7	0.5	1.6
Foreign currency loss (gain), net(c)	23.5	(5.5)	(47.1)	(1.5)
Derivative valuation loss (gain), net(d)	—	0.1	(0.7)	(0.2)
Secondary offering and others(e)	—	—	0.5	1.4
Loss on early extinguishment of senior notes(f)	—	—	32.8	32.8
Restatement related expenses(g)	15.5	28.8	—	—

Adjusted EBITDA	$5.0	$8.4	$(0.2)	$38.5

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of our six-inch fabrication facilities, and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the nine months ended September 30, 2013.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses incurred for our secondary offerings in September 2013 and February 2013.
(f)	This adjustment eliminates the impact of loss on repayment of $203.7 million aggregate principal amount of our 2018 Notes for the three months and the nine months ended September 30, 2013, respectively.
(g)	This adjustment eliminates non-recurring expenses incurred in connection with the Audit Committee’s independent investigation and related restatement, which are primarily comprised of legal and consulting fees.

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

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) secondary offering and others, (vii) loss on early extinguishment of senior notes and (viii) restatement related expenses.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
			As Restated	As Restated
	(In millions)
Net income (loss)	$(46.8)	$(53.4)	$0.3	$(42.0)
Adjustments:
Restructuring and impairment charges(a)	—	—	—	2.4
Equity-based compensation expense(b)	0.6	1.7	0.5	1.6
Amortization of intangibles(c)	0.4	1.1	1.5	4.7
Foreign currency loss (gain), net(d)	23.5	(5.5)	(47.1)	(1.5)
Derivative valuation loss (gain), net(e)	—	0.1	(0.7)	(0.2)
Secondary offering and others(f)	—	—	0.5	1.4
Loss on early extinguishment of senior notes(g)	—	—	32.8	32.8
Restatement related expenses(h)	15.5	28.8	—	—

Adjusted Net Loss	$(6.8)	$(27.3)	$(12.1)	$(0.7)

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring charges of $1.8 million related to the restructuring of our six-inch fabrication facilities, and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology for the nine months ended September 30, 2013.

(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses incurred for our secondary offerings in September 2013 and February 2013.
(g)	This adjustment eliminates the impact of loss on repayment of $203.7 million aggregate principal amount of our 2018 Notes for the three months and the nine months ended September 30, 2013, respectively.
(h)	This adjustment eliminates non-recurring expenses incurred in connection with the Audit Committee’s independent investigation and related restatement, which are primarily comprised of legal and consulting fees.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2014 and 2013, we sold products to over 258 and 263 customers, respectively, and our net sales to our ten largest customers represented 60% and 61% of our net sales, respectively. We have a combined production capacity of over 131,467 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2014, approximately 98% of our employees were eligible for severance benefits.

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

Results of Operations – Comparison of Three Months Ended September 30, 2014 and 2013

The following table sets forth consolidated results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$194.3	100.0%	$170.8	100.0%	$23.5
Cost of sales	151.7	78.1	136.4	79.9	15.3

Gross profit	42.6	21.9	34.4	20.1	8.2

Selling, general and administrative expenses	38.7	19.9	22.2	13.0	16.5
Research and development expenses	23.4	12.1	22.5	13.2	0.9

Operating loss	(19.5)	(9.9)	(10.2)	(6.0)	(9.3)

Interest expense, net	(4.1)	(2.1)	(4.5)	(2.7)	0.5
Foreign currency gain (loss), net	(23.5)	(12.1)	47.1	27.6	(70.6)
Loss on early extinguishment of senior notes	—	—	(32.8)	(19.2)	32.8
Others	0.6	0.3	1.2	0.8	(0.6)

	(27.0)	(13.9)	10.9	6.4	(38.0)

Loss before income taxes	(46.5)	(23.9)	0.7	0.5	(47.2)
Income tax expenses	0.3	0.2	0.5	0.3	(0.2)

Net loss	$(46.8)	(24.1)%	$0.3	0.1%	$(47.1)

Net Sales

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$58.7	30.2%	$44.1	25.8%	$14.6
Power Solutions	36.1	18.6	36.4	21.3	(0.3)
Semiconductor Manufacturing Services	99.3	51.1	90.3	52.8	9.1
All other	0.2	—	0.1	0.1	0.1

	$194.3	100.0%	$170.8	100.0%	$23.5

Net sales were $194.3 million for the three months ended September 30, 2014, a $23.5 million, or 13.8%, increase, compared to $170.8 million for the three months ended September 30, 2013. Net sales increased primarily due to the increase in net sales from our Display Solutions line and Semiconductor Manufacturing Services line.

Display Solutions. Net sales from our Display Solutions line were $58.7 million for the three months ended September 30, 2014, a $14.6 million, or 33.1%, increase from $44.1 million for the three months ended September 30, 2013. The increase in sales volume contributed 10% increase in revenue, and the increase in average selling prices contributed 21% increase in revenue. The significant increase in sales volume of mobile display products positively impacted our overall revenue and sales volume. The sales volume of large display products was approximately flat.

Power Solutions. Net sales from our Power Solutions line were $36.1 million for the three months ended September 30, 2014, a $0.3 million, or 0.8%, decrease from $36.4 million for the three months ended September 30, 2013. The decrease in sales volume led to 16% decline in revenue, partially offset by the increase in average selling prices, which contributed 12% increase in revenue. The revenue for MOSFET products declined, nearly offset by the increase in revenue for premium products.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services line were $99.3 million for the three months ended September 30, 2014, a $9.1 million, or 10.0%, increase compared to $90.3 million for the three months ended September 30, 2013. The increase in sales volume contributed 12% increase in revenue, but the decrease in average selling prices led to 4% decline in revenue. This increase was primarily due to an increase in sales volume of eight-inch equivalent wafers driven by higher market demand.

All Other. All other net sales were $0.2 million for the three months ended September 30, 2014 and $0.1 million for the three months ended September 30, 2013.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$84.8	43.6%	$74.1	43.4%	$10.7
Asia Pacific (other than Korea)	80.1	41.2	68.5	40.1	11.6
United States	25.1	12.9	22.8	13.3	2.3
Europe	3.8	2.0	4.5	2.6	(0.7)
Others	0.5	0.3	1.0	0.6	(0.4)

	$194.3	100.0%	$170.8	100.0%	$23.5

Net sales in Korea increased from $74.1 million for the three months ended September 30, 2013 to $84.8 million for the three months ended September 30, 2014, or by $10.7 million, or 14.5%, due to the increase in demand for our products for mobile devices and stabilization of demand for our products for large display applications. Net sales in Asia Pacific increased from $68.5 million for the three months ended September 30, 2013 to $80.1 million for the three months ended September 30, 2014, or by $11.6 million, or 17.0%, primarily due to increases in net sales of our Semiconductor Manufacturing Services division. Net sales in the United States increased from $22.8 million for the three months ended September 30, 2013 to $25.1 million for the three months ended September 30, 2014, or by $2.3 million, or 10.1%, due to the increase in demand for our products for mobile devices.

Gross Profit

Total gross profit was $42.6 million for the three months ended September 30, 2014 compared to $34.4 million for the three months ended September 30, 2013, a $8.2 million, or 23.9%, increase. Gross profit as a percentage of net sales for the three months ended September 30, 2014 increased to 21.9% compared to 20.1% for the three months ended September 30, 2013.

The increase in gross profit was primarily due to the positive impact on the gross profit for the three months ended September 30, 2014 from the change in inventory reserve and write off, compared to the prior year period. The decrease in inventory reserve was $0.4 million for the three months ended September 30, 2014, compared to the increase of $17.5 million for the three months ended September 30, 2013. An increase in inventory reserve reduces gross profit. The inventory write-off, which is recognized only when the related inventory has been disposed or scrapped, was $8.0 million, for the three months ended September 30, 2014, compared to $0.6 million for the three months ended September 30, 2013.

The factors described above were offset by the negative impact of a lower utilization rate and increases in our labor and electricity costs on the gross profit for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Reduced levels of customer orders experienced by the Semiconductor Manufacturing Services division resulted in the low utilization rates. The labor and benefits costs increased as a result of an increase in the average salary. Increases in the electricity tariffs by Korea Electric Power Corporation resulted in higher electricity costs.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $38.7 million, or 19.9% of net sales, for the three months ended September 30, 2014, compared to $22.2 million, or 13.0% of net sales, for the three months ended September 30, 2013. The increase of $16.5 million, or 74.6%, was primarily attributable the increase in outside service fees related to the Audit Committee’s independent investigation and related restatement.

Research and Development Expenses. Research and development expenses were $23.4 million, or 12.1% of net sales, for the three months ended September 30, 2014, compared to $22.5 million, or 13.2% of net sales, for the three months ended September 30, 2013. The increase of $0.9 million, or 4.2%, was primarily due to an increase in direct material costs related to ongoing research and development activities.

Operating Loss

As a result of the foregoing, operating loss increased by $9.3 million, or 90.6%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. As discussed above, the increase in operating loss resulted from a $16.5 million increase in selling, general and administrative expenses and a $0.9 million increase in research and development expenses, which were partially offset by a $8.2 million increase in gross profit.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $4.1 million for the three months ended September 30, 2014, a decrease of $0.5 million compared to $4.5 million for the three months ended September 30, 2013. The decrease of $0.5 million was primarily due to the repayment of our 2018 Notes and the issuance of our 2021 Notes.

Foreign Currency Gain, Net. Net foreign currency loss for the three months ended September 30, 2014 was $23.5 million compared to net foreign currency gain of $47.1 million for the three months ended September 30, 2013. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on Early Extinguishment of Senior Notes. In August 2013, we repaid $203.7 million aggregate principal amount of our 2018 Notes. In relation with this repayment, we recognized $32.8 million of loss on the early extinguishment of senior notes.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the nine months ended September 30, 2014 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2014 and 2013 were $0.3 million and $0.5 million, respectively, primarily attributable to withholding taxes related to the intercompany balances and net operating loss carry-back in the parent company and a domestic subsidiary.

Net Loss

As a result of the foregoing, net loss increased by $47.1 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. As discussed above, the decrease primarily resulted from a $70.6 million increase in foreign currency loss, partially offset by a $32.8 million loss on early extinguishment of senior notes.

Results of Operations – Comparison of Nine Months Ended September 30, 2014 and 2013

The following table sets forth consolidated results of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$530.6	100.0%	$558.7	100.0%	$(28.1)
Cost of sales	412.2	77.7	420.8	75.3	(8.6)

Gross profit	118.4	22.3	137.9	24.7	(19.5)

Selling, general and administrative expenses	94.5	17.8	63.9	11.4	30.5
Research and development expenses	70.6	13.3	65.1	11.7	5.5
Restructuring and impairment charges	—	—	2.4	0.4	(2.4)

Operating income (loss)	(46.7)	(8.8)	6.4	1.1	(53.1)

Interest expense, net	(12.2)	(2.3)	(16.3)	(2.9)	4.1
Foreign currency gain, net	5.5	1.0	1.5	0.3	4.0
Loss on early extinguishment of senior notes	—	—	(32.8)	(5.9)	32.8
Others	1.7	0.3	1.9	0.3	(0.1)

	(4.9)	(0.9)	(45.7)	(8.2)	40.8

Loss before income taxes	(51.6)	(9.7)	(39.3)	(7.0)	(12.3)
Income tax expenses	1.8	0.3	2.7	0.5	(0.9)

Net loss	$(53.4)	(10.1)%	$(42.0)	(7.5)%	$(11.4)

Net Sales

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$144.4	27.2%	$160.1	28.7%	$(15.7)
Power Solutions	104.1	19.6	93.6	16.7	10.6
Semiconductor Manufacturing Services	281.6	53.1	304.7	54.5	(23.1)
All other	0.4	0.1	0.3	0.1	0.1

	$530.6	100.0%	$558.7	100.0%	$(28.1)

Net sales were $530.6 million for the nine months ended September 30, 2014, a $28.1 million, or 5.0%, decrease, compared to $558.7 million for the nine months ended September 30, 2013. Net sales decreased primarily due to the decrease in net sales from our Display Solutions line and Semiconductor Manufacturing Services line, as described below, offset by an increase in net sales from our Power Solutions line.

Display Solutions. Net sales from our Display Solutions line were $144.4 million for the nine months ended September 30, 2014, a $15.7 million, or 9.8%, decrease from $160.1 million for the nine months ended September 30, 2013. The decrease in sales volume contributed 23% decrease in revenue, and the increase in average selling prices contributed 12% increase in revenue. The increase in sales volume of mobile display products positively impacted our overall revenue and sales volume. The sales volume of large display products declined significantly during the first six months of 2014, before recovering during the third quarter of 2014.

Power Solutions. Net sales from our Power Solutions line were $104.1 million for the nine months ended September 30, 2014, a $10.6 million, or 11.3%, increase from $93.6 million for the nine months ended September 30, 2013. The increase in sales volume contributed 11% increase in revenue, and the decrease in average selling prices contributed 2% decrease in revenue. The significant increase in sales volume of premium products positively impacted our overall revenue and sales volume. The sales volume of MOSFET products increased slightly.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services line were $281.6 million for the nine months ended September 30, 2014, a $23.1 million, or 7.6%, decrease compared to net sales of $304.7 million for the nine months ended September 30, 2013. The decrease in sales volume contributed 6% decrease in revenue, and the decrease in average selling prices contributed 3% decrease in revenue. The sales volume of our six-inch facility declined significantly.

All Other. All other net sales were $0.4 million for the nine months ended September 30, 2014 and $0.3 million for the nine months ended September 30, 2013.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$219.1	41.3%	$239.1	42.8%	$(20.0)
Asia Pacific (other than Korea)	224.7	42.3	209.2	37.4	15.5
United States	69.4	13.1	78.5	14.1	(9.1)
Europe	16.3	3.1	29.1	5.2	(12.8)
Others	1.0	0.2	2.7	0.5	(1.7)

	$530.6	100.0%	$558.7	100.0%	$(28.1)

Net sales in Korea declined from $239.1 million for the nine months ended September 30, 2013 to $219.1 million for the nine months ended September 30, 2014, or by $20.0 million, or 8.4%, primarily due to the decline in demand for our products for large display applications. Net sales in Asia Pacific increased from $209.2 million for the nine months ended September 30, 2013 to $224.7 million for the nine months ended September 30, 2014, or by $15.5 million, or 7.4%, primarily due to increases in net sales of Semiconductor Manufacturing Services and Power Solutions divisions. Net sales in the United States declined from $78.5 million for the nine months ended September 30, 2013 to $69.4 million for the nine months ended September 30, 2014, or by $9.1 million, or 11.6%, due to the decline in demand for our products for mobile devices. Net sales in Europe declined from $29.1 million for the nine months ended September 30, 2013 to $16.3 million for the nine months ended September 30, 2014, or by $12.8 million, or 43.9%, due to the decline in demand for our products for mobile devices.

Gross Profit

Total gross profit was $118.4 million for the nine months ended September 30, 2014 compared to $137.9 million for the nine months ended September 30, 2013, a $19.5 million, or 14.2%, decrease. Gross profit as a percentage of net sales for the nine months ended September 30, 2014 was 22.3% compared to 24.7% for the nine months ended September 30, 2013.

The decline in the gross profit was primarily attributable to the negative impact of a lower utilization rate and increases in our labor and electricity costs on the gross profit for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Reduced levels of customer orders experienced by the Semiconductor Manufacturing Services division resulted in the low utilization rates. The labor and benefits costs increased as a result of an increase in the average salary. Increases in the electricity tariffs by Korea Electric Power Corporation resulted in higher electricity costs.

The factors described above were offset by the positive impact on the gross profit for the nine months ended September 30, 2014 from the change in inventory reserve and write off, compared to the prior year period. The increase in inventory reserve was $3.0 million for the nine months ended September 30, 2014, compared to the increase of $31.8 million for the nine months ended September 30, 2013. An increase in inventory reserve reduces gross profit. The inventory write off, which is recognized only when the related inventory has been disposed or scrapped, was $20.7 million for the nine months ended September 30, 2014, compared to $1.1 million for the nine months ended September 30, 2013.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $94.5 million, or 17.8% of net sales, for the nine months ended September 30, 2014, compared to $63.9 million, or 11.4% of net sales, for the nine months ended September 30, 2013. The increase of $30.5 million, or 47.8%, was primarily attributable to the increase in outside service fees related to the Audit Committee’s independent investigation and related restatement.

Research and Development Expenses. Research and development expenses were $70.6 million, or 13.3% of net sales, for the nine months ended September 30, 2014, compared to $65.1 million, or 11.7% of net sales, for the nine months ended September 30, 2013. The increase of $5.5 million, or 8.4%, was due to an increase in direct material costs related to ongoing research and development activities and an increase in personnel costs.

Restructuring and Impairment Charges. We had no restructuring and impairment charges for the nine months ended September 30, 2014 compared to $2.4 million for the nine months ended September 30, 2013. Restructuring charges of $1.8 million recorded for the nine months ended September 30, 2013 were related to the restructuring of one of our fabrication facilities. Impairment charges of $0.6 million for the nine months ended September 30, 2013 consisted of impairments to certain existing technology.

Operating Income

As a result of the foregoing, operating income decreased by $53.1 million, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. As discussed above, the decrease in operating income resulted from a $19.5 million decrease in gross profit, which was offset by a $30.5 million increase in selling, general and administrative expenses and a $5.5 million increase in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $12.2 million for the nine months ended September 30, 2014, a decrease of $4.1 million compared to $16.3 million for the nine months ended September 30, 2013. The decrease of $4.1 million was primarily due to the repayment of our 2018 Notes and the issuance of our 2021 Notes in 2013.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the nine months ended September 30, 2014 was $5.5 million compared to $1.5 million for the nine months ended September 30, 2013. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on Early Extinguishment of Senior Notes. In August 2013, we repaid $203.7 million aggregate principal amount of our 2018 Notes. In relation with this repayment, we recognized $32.8 million of loss on the early extinguishment of senior notes.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the nine months ended September 30, 2014 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

Income tax expenses for the nine months ended September 30, 2014 and 2013 were $1.8 million and $2.7 million, respectively, primarily attributable to withholding taxes related to the intercompany balances and net operating loss carry-back in the parent company and a domestic subsidiary.

Net Loss

As a result of the foregoing, net loss increased by $11.4 million, or 27.1%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. As discussed above, the decrease primarily resulted from a $53.1 increase in operating loss, partially offset by a $32.8 million loss on early extinguishment of senior notes.

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

Cash Flows from Operating Activities

Cash outflows used in operating activities totaled $10.3 million for the nine months ended September 30, 2014, compared to $49.4 million of cash provided by operating activities in the nine months ended September 30, 2013. The net operating cash outflow for the nine months ended September 30, 2014 reflects our net loss of $53.4 million and non-cash adjustments of $38.8 million which mainly consisted of depreciation and amortization and provision for severance benefits, and a decrease in net operating assets of $4.2 million.

Our working capital balance as of September 30, 2014 was $131.8 million compared to $172.1 million as of December 31, 2013. The $40.3 million decrease was primarily attributable to a $28.4 million decrease in cash and cash equivalents and a $11.9 million increase in accrued expenses, primarily as a result of accrual of outside service fees related to the Audit Committee’s independent investigation and related restatement.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $14.7 million in the nine months ended September 30, 2014, compared to $41.6 million of cash outflow used in investing activities in the nine months ended September 30, 2013. The decrease was primarily due to a decrease in capital expenditures of $24.6 million.

Cash Flows from Financing Activities

Cash inflows generated by financing activities totaled $0.1 million for the nine months ended September 30, 2014, compared to $31.8 million of cash outflow used in financing activities in the nine months ended September 30, 2013. The financing cash outflow for the nine months ended September 30, 2013 mainly consists of the repayment of $229.3 million of our 2018 Notes and the repurchase of $31.0 million of our outstanding common stock, which were offset by $9.7 million of proceed received from the issuance of common stock in connection with option and warrant exercises and the net proceeds of $218.8 million from the issuance of our 2021 Notes. We repurchased 1,589,401 shares of common stock at a cost of $31.0 million for the nine months ended September 30, 2013.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the nine months ended September 30, 2014, capital expenditures were $16.4 million, a $24.6 million, or 60.0%, decrease from $41.0 million in the nine months ended September 30, 2013 primarily due to comparatively larger technology upgrade investments in 2013.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2014:

	Payments Due by Period
	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
	(In millions)
Senior notes(1)	$329.3	$—	$14.9	$14.9	$14.9	$14.9	$269.7
Operating lease(2)	53.0	4.7	5.7	4.7	2.3	2.2	33.4
Others(3)	13.0	0.9	7.6	3.9	0.5	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of September 30, 2014, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,050.6:1.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.7 million as of September 30, 2014. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

We believe that our significant accounting policies, which are described in Note 1 to the consolidated financial statements of MagnaChip Semiconductor Corporation for the nine months ended September 30, 2014 included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2014 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $3.2 million in our U.S. dollar financial instruments and cash balances. Based on the Japanese yen cash balance at September 30, 2014 for our Korean subsidiary, a 10% devaluation of the Japanese yen against the U.S. dollar would have resulted in a decrease of $0.1 million in our U.S. dollar cash balance.

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

Interest Rate Exposures

As of September 30, 2014, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Our outstanding 2021 Notes are subject to changes in fair value due to interest rate changes. If the market interest rate increases by 10% and all other variables were held constant from their levels at September 30, 2014, we estimate that the fair value of this fixed rate note would decrease by $7.9 million and we would have additional interest expense costs over the market rate of $0.9 million (on a 360-day basis). If the market interest rate decreased by 10% and all other variables were held constant from their levels at September 30, 2014, we estimate that the fair value of this fixed rate note would increase by $8.3 million and we would have a reduction in interest expense costs over the market rate of $1.0 million (on a 360-day basis).

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as of September 30, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2014 because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. As disclosed in the 2013 Form 10-K, our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, previously concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses in internal control over financial reporting described under the subheading “Management’s Annual Report on Internal Control over Financial Reporting” in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at September 30, 2014.

To address these material weaknesses, we performed additional analyses and other procedures (as further described under the subheading “Remediation Plan” in Part II, Item 9A of the 2013 Form 10-K) to ensure that the Company’s consolidated financial statements were prepared in accordance with US GAAP.

Previously Identified Material Weaknesses

As previously disclosed in the 2013 Form 10-K, management concluded that, based on the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), our internal control over financial reporting was not effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. For a discussion of the material weaknesses in internal control over financial reporting, please see Part II, Item 9A of the 2013 Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2013 Form 10-K.

Item 3.	Defaults Upon Senior Securities

As disclosed in the Company’s Form 8-K filed on June 25, 2014, the Company received a notice of default on June 20, 2014 (the “10-K and Q1 10-Q Notice of Default”) from Wilmington Trust, National Association, as trustee under the Indenture related to the 2021 Notes. The 10-K and Q1 10-Q Notice of Default related to the failure by the Company, pursuant to Section 4.03 of the Indenture, to file with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Initial Reporting Defaults”). The Company did not cure the Initial Reporting Defaults within the applicable 60-day grace period and the Initial Reporting Defaults ripened into Events of Default. The Company elected, as the sole and exclusive remedy for the Events of Default, to pay additional interest on the 2021 Notes at a rate equal to 0.25% per annum of the principal amount of the 2021 Notes (the “Additional Interest”) for a period of 180 days following the occurrence of the Events of Default (the “Additional Interest Period”).

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

Upon the filing with the SEC of the 2013 Form 10-K, the Form 10-Qs for each of the fiscal quarters ended March 31, 2014 and June 30, 2014, and this Report, the Company believes it has regained compliance with its reporting obligations under the Indenture and cured all identified covenant defaults in each of the 10-K and Q1 10-Q Notice of Default, the Q2 10-Q Notice of Default, and the Q3 10-Q Notice of Default, and has ceased accruing the Additional Interest on the 2021 Notes as of the filing date of this Report.

Item 6.	Exhibits.

Exhibit Number	Description

10.27*	Employment Separation Agreement, effective July 31, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on February 12, 2015).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: February 12, 2015	By:	/s/ Young-Joon Kim
Young-Joon Kim
Interim Chief Executive Officer (Authorized Officer)

Dated: February 12, 2015	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.27*	Employment Separation Agreement, effective July 31, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on February 12, 2015).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith