Form 10-K
period 2014-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2015-05-28
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

c/o MagnaChip Semiconductor S.A.

1, Allée Scheffer, L-2520

Luxembourg, Grand Duchy of Luxembourg

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (352) 45-62-62

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $419,416,273

As of May 1, 2015, the registrant had 34,056,468 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

INDUSTRY AND MARKET DATA

We have made statements in this Annual Report on Form 10-K for the year ended December 31, 2014 (this “2014 Form 10-K” or this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.

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

Item 1. Business

General

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and Internet of Things (“IoT”) applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record of 30-year operating history, large portfolio of approximately 2,917 registered novel patents and 141 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solution products provide flat panel display solutions to major suppliers of large and small flat panel display. Our Power Solutions products include discrete, high-power modules and integrated circuit solutions for power management in consumer, computing, communication and industrial applications. Our Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services mainly for fabless and certain Integrated Device Manufacturer (“IDM”) semiconductor companies that serve the consumer, computing, communication, industrial, automotive and IoT applications.

Our wide variety of analog and mixed-signal semiconductor products and manufacturing services combined with our matured technology platform allow us to address multiple high-growth end markets and to rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs and allows us to better serve and capture additional demand from existing and new customers.

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology platform and develop products and services that are in high demand by our customers and end consumers. We sold over 2,000 distinct products in each of the years ended December 31, 2014 and December 31, 2013, with a substantial portion of our revenues derived from a concentrated number of customers. Our largest Semiconductor Manufacturing Services customers include some of the leading semiconductor companies that design analog and mixed-signal products for the consumer, computing, communication, industrial, automotive and IoT applications.

Our business is largely driven by innovation in the consumer electronics markets and the growing adoption by consumers worldwide of electronic devices for use in their daily lives. The consumer electronics market is large and growing rapidly, largely due to consumers increasingly accessing a wide variety of rich media content, such as high definition audio and video, mobile television and games on advanced consumer electronic devices. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life.

For the year ended December 31, 2014, we generated net sales of $698.2 million, net loss of $117.2 million, Adjusted EBITDA of $9.6 million and Adjusted Net Loss of $36.9 million. See “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA and Adjusted Net Income and a reconciliation to net income (loss) prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

As of May 1, 2015, Avenue beneficially owned 4,088,978 shares, or approximately 12.0%, of our outstanding common stock. On November 9, 2014, all warrants to purchase our common stock previously held by Avenue expired.

Our Products and Services

Our Display Solutions line of products provide flat panel display solutions to all major suppliers of large and small flat panel displays, and include MagnaChip sensor products for mobile applications and industrial applications. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), full high definition (FHD), light emitting diode (LED), 3D and organic light emitting diodes (OLED) televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions line of products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons thin film transistor (LTPS TFT), as well as high-volume display technologies such as thin film transistors (a-Si TFTs). MagnaChip provides a range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. The MagnaChip sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. The MagnaChip sensor families include e-Compass and digital hall sensors. Our Display Solutions products represented 28.6%, 27.6% and 35.4% of our net sales for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of products for power management applications, including metal oxide semiconductor field effect transistors (MOSFETs), insulated gate bipolar mode transistor (IGBTs), power modules, AC-DC converters, DC-DC converters, LED driver, switching regulators and linear regulators for a range of devices, including liquid crystal display (LCD), LED, 3D televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliance and industrial applications such as power suppliers, LED lighting and motor control. Our Power Solutions products represented 19.7%, 18.4% and 15.5% of our net sales for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

We also offer semiconductor manufacturing services to fabless analog and mixed-signal semiconductor companies and IDMs that require differentiated, specialty analog and mixed-signal process technologies. Our process technologies are optimized for analog and mixed-signal devices and include standard complementary metal-oxide semiconductor (CMOS), high voltage CMOS, ultra-low leakage high voltage CMOS and bipolar complementary double-diffused metal oxide semiconductor (BCDMOS) and electronically erasable programmable read only memory (EEPROM). Our Semiconductor Manufacturing Services customers use us to manufacture a wide range of products, including display drivers, LED drivers, audio encoding and decoding devices, microcontrollers, touch screen controllers, RF switches, park distance control sensors for automotive, electronic tag memories and power management semiconductors. Our Semiconductor Manufacturing Services business represented 51.6%, 53.9% and 49.0% of our net sales for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

We manufacture the majority of our products at our three fabrication facilities located in Korea. We have approximately 459 proprietary process flows we can utilize for our products and offer to our Semiconductor Manufacturing Services customers. Our manufacturing base serves both our display driver and power management businesses and Semiconductor Manufacturing Services customers, allowing us to optimize our asset utilization and leverage our investments across our product and service offerings. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments.

On December 4, 2014, our Board of Directors approved a plan to close the Company’s six-inch fabrication facility in Cheongju, Korea (the “6-inch fab”). This plan is expected to be substantially implemented and the 6-inch fab is expected to be closed by the end of fiscal year 2015. The Company currently plans to transfer certain 6-inch fab employees to the Company’s other facilities.

Market Opportunity

The semiconductor market is large and is expanding its applications. Growth in this market is being driven by consumers seeking to enjoy a wide variety of rich media content, such as high definition audio and video, mobile television and games. Electronics device manufacturers recognize that the consumer entertainment experience plays a critical role in differentiating their products. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the technology, functionality, form factor, cost, quality, reliability and power consumption of their products. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life. These advanced generations of consumer devices are growing faster than the overall electronics device market.

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

Requirements of Leading Electronic Devices Manufacturers

We believe our target customers view the following characteristics and capabilities as key differentiating factors among available analog and mixed-signal semiconductor suppliers and manufacturing service providers:

•

Broad Offering of Differentiated Products with Advanced System-Level Features and Functions. Leading electronic devices manufacturers seek to differentiate their products by incorporating innovative semiconductor products that enable unique system-level functionality and enhance performance. These consumer electronics manufacturers seek to closely collaborate with semiconductor solutions providers that continuously develop new and advanced products, technologies, and manufacturing processes that enable state of the art features and functions, such as bright and thin displays, small form factor and energy efficiency.

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

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for electronics devices is challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology and Intellectual Property Platform. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of approximately 471 engineers. Our platform allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial AMOLED display driver for mobile phones.

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

•

Longstanding Presence in Asia and Proximity to Global Electronics Devices Supply Chain. Our presence in Asia facilitates close contact with our customers and fast response to their needs, and enhances our visibility into new product opportunities, markets and technology trends. Our design center and substantial manufacturing operations in Korea place us close to many of our largest customers and to the core of the global electronics devices supply chain. We have active applications, engineering, product design and customer support resources, as well as senior management and marketing resources, in geographic locations close to our customers. This allows us to strengthen our relationship with customers through better service, faster turnaround time and improved product design collaboration. We believe this also helps our customers to deliver products faster than their competitors and to solve problems more efficiently than would be possible with other suppliers.

•

Broad Portfolio of Product and Service Offerings Targeting Large, High-Growth Markets. We continue to develop a wide variety of analog and mixed-signal semiconductor solutions for multiple high-growth electronics device end markets. We believe our expanding product and service offerings allow us to provide additional products to new and existing customers and to cross-sell our products and services to our established customers. For example, we have leveraged our technology expertise and customer relationships to develop and grow power management solutions to customers. Our power management solutions enable our customers to increase system stability and improve heat dissipation and energy use, resulting in cost savings for our customers, as well as environmental benefits. We have been able to sell these new products to our existing customers as well as expand our customer base.

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

Our Strategy

Our objective is to grow our business, our cash flow and profitability and to establish our position as a leading provider of analog and mixed-signal semiconductor products and services for high-volume markets. Our business strategy emphasizes the following key elements:

•

Leverage Our Advanced Analog and Mixed-Signal Technology Platform to Innovate and Deliver New Products and Services. We intend to continue to utilize our extensive patent and technology portfolio, analog and mixed-signal design and manufacturing expertise and specific end-market applications and system-level design expertise to deliver products with high levels of performance by utilizing our systems expertise and leveraging our deep knowledge of our customers’ needs. For example, in Power Solutions, we have utilized our extensive patent portfolio, process technologies and analog and mixed-signal technology platform to develop low power consumption solutions for AC-DC offline switches to address more of our customers’ needs. In Display Solutions, we continue to invest in research and development to introduce new technologies to support our customers’ technology roadmaps. In Semiconductor Manufacturing Services, we are developing cost-effective processes that substantially reduce die size using deep trench isolation.

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

•

Drive Execution Excellence. We intend to improve our execution through a number of management initiatives, new processes for product development, customer service and personnel development. We expect these ongoing initiatives will contribute to improvement of our new product development and customer service as well as enhance our commitment to a culture of quick action and execution by our workforce. In addition, we have focused on improving our manufacturing efficiency during the past several years.

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

Our Technology

We continuously strengthen our advanced analog and mixed-signal semiconductor technology platform by developing innovative technologies and integrated circuit building blocks that enhance the functionality of electronics devices through brighter, thinner displays, enhanced image quality, smaller form factor and longer battery life. We seek to further build our technology platform through proprietary processes and selective licensing and acquisition of complementary technologies, as well as disciplined process improvements in our manufacturing operations. Our goal is to leverage our experience and development initiatives across multiple end markets and utilize our understanding of system-level issues our customers face to introduce new technologies that enable our customers to develop more advanced, higher performance products.

For example, in 2013, we introduced a range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. The MagnaChip sensor families include e-Compass and digital hall sensors. MagnaChip’s intelligent sensors provide cost-effective features such as small form-factor, multi-function integration and low power consumption as a result of its use of 0.18 micron analog and mixed-signal technology and advanced design capabilities.

Our display technology portfolio includes building blocks for display drivers and timing controllers, processor and interface technologies, as well as sophisticated production techniques, such as chip-on-glass (COG), which enables the manufacture of thinner displays. Our advanced display drivers incorporate LTPS TFT and AMOLED panel technologies that enable the highest resolution displays. Furthermore, we are developing a broad intellectual property portfolio to improve the power efficiency of displays, including the development of our contents-based automatic brightness control (CABC) and automatic current limit (ACL).

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have approximately 459 process flows we can utilize for our products and offer to our Semiconductor Manufacturing Services customers. Our process technologies include standard CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS, low noise CMOS with embedded BCD and BCDMOS and radio frequency silicon on insulator (RFSOI). Our manufacturing processes incorporate embedded memory solutions, such as static random access memory (SRAM), one-time programmable (OTP) memory, multiple-time programmable (MTP) memory, electrical fuse, EEPROM and single-transistor random access memory (1TRAM). More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost-effective solutions to our customers.

Expertise in ultra-high voltage (UHV), high voltage and deep trench BCDMOS process technologies, low power analog and mixed-signal design capabilities and packaging know-how are key requirements in the power management market. We are currently leveraging our capabilities in these areas with products such as AC-DC converters, DC-DC converters, linear regulators, regulators and analog switches and power MOSFETs. We believe our system-level understanding of applications such as LCD televisions and mobile phones will allow us to more quickly develop and customize power management solutions for our customers in these markets.

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

Display Solutions

Display Driver Characteristics. Display drivers deliver defined analog voltages and currents that activate pixels to exhibit images on displays. The following key characteristics determine display driver performance and end-market application:

•

Resolution and Number of Channels. Resolution determines the level of detail displayed within an image and is defined by the number of pixels per line multiplied by the number of lines on a display. For large displays, higher resolution typically requires more display drivers for each panel. Display drivers that have a greater number of channels, however, generally require fewer display drivers for each panel and command a higher selling price per unit. Mobile displays, conversely, are typically single chip solutions designed to deliver a specific resolution. We cover resolutions ranging from VGA (640 x 480) to UHD (3840 x 2160).

•

Color Depth. Color depth is the number of colors that can be displayed on a panel. For example, for TFT-LCD panels, 262 thousand colors are supported by 6-bit source drivers; 16 million colors are supported by 8-bit source drivers; and 1 billion colors are supported by 10-bit source drivers.

•

Operational Voltage. Display drivers are characterized by input and output voltages. Source drivers typically operate at input voltages from 1.62 to 3.6 volts and output voltages between 9 and 18 volts. Gate drivers typically operate at input voltages from 1.62 to 3.6 volts and output voltages from 30 to 45 volts. Lower input voltage results in lower power consumption and electromagnetic interference (EMI).

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

•

Driver Interface. Driver interface refers to the connection between the timing controller and the display drivers. Display drivers increasingly require higher bandwidth interface technology to address the larger data transfer rate necessary for higher definition images. The principal types of interface technologies are embedded clock point to point interface (EPI), advanced intra panel interface (AIPI), mini-low voltage differential signaling (m-LVDS), unified standard interface (USI), unified standard interface for TV (USI-T) and mobile industry processor interface (MIPI).

•	Package Type. The assembly of display drivers typically uses chip-on-film (COF) and COG package types.

Large Display Solutions. We provide display solutions for a wide range of flat panel display sizes used in LCD televisions, including ultra-high definition televisions, or UHD TVs, FHD TVs, HD TVs, LED TVs, 3D TVs, OLED TVs, LCD monitors, notebooks, tablet PCs, public information displays and automotive.

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
TFT-LCD Source Drivers

•   480 to 1440 output channels

•   6-bit (262 thousand colors), 8-bit (16 million colors), 10-bit (1 billion colors)

•   Output voltage ranging from 9V to 18V

•   Low power consumption and low EMI

•   COF package types

•   EPI, m-LVDS, AIPI, USI interface technologies

• UHD/HD/LED/3D TVs • Notebooks • LCD/LED monitors

TFT-LCD Gate Drivers	• 272 to 960* output channels • Output voltage ranging from 30V to 45V • COF and COG package types	• Tablet PCs • HD/LED/3D TVs • Notebooks • Automotive*

Timing Controllers	• Wide range of resolutions • EPI, m-LVDS, AIPI, MIPI, USI-T* interface technologies • Input voltage ranging from 1.6V to 3.6V	• Tablet PCs • Notebooks • LCD/3D monitors • Public information display*

AMOLED Source Drivers	• 960* output channels • 10 bit (1 billion colors) • Output voltage: 18V • COF package type • EPI interface technology	• OLED TVs

*	In customer qualification stage

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
AMOLED	• Resolutions of WVGA, QHD, HD720, WXGA and FHD • Color depth of 16 million • MIPI, eRVDS interface • Logic-based OTP • ABC, ACL	• Smartphones • Game consoles • Digital still cameras • Tablet PCs

LTPS	• Resolutions of VGA, WSVGA, WVGA and DVGA • Color depth of 16 million • MDDI, MIPI interface • Logic-based OTP • Separated gamma control	• Smartphones • Game consoles • Digital still cameras

a-Si TFT	• Resolutions of WQVGA, HVGA and WVGA • Color depth of 16 million • RSDS, MDDI, MIPI interface • CABC • Separated gamma control	• Smartphones • Mobile phones • Game consoles • Digital still cameras • Automotive

Sensor IC Solutions. We provide a range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. The MagnaChip sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. The MagnaChip sensor families include e-Compass and digital Hall sensors. MagnaChip’s intelligent sensors provide cost-effective features such as small form-factor and multi-function integration as a result of its use of 0.18 micron analog and mixed-signal technology and advanced design capabilities, as compared to currently available products.

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for sensor IC:

Product	Key Features	Applications
Electronic Compass IC	• 0.18 micron low-noise technology • Compass algorithm and magnetic field scanning • 16-bit sigma-delta analog-digital convertor • I2C bus interface	• Smartphones • Tablet PCs
Digital Hall Sensor IC	• 0.18 micron low-noise mixed-signal technology • Proprietary Hall technology • 10-bit analog-digital converter and embedded logic controller • I2C digital interface	• Smartphones • Tablet PCs • Other consumer electronics* • Industrial applications*

*	In customer qualification stage

Power Solutions

We develop, manufacture and market power management solutions for a wide range of end-market customers. The products include MOSFETs, IGBTs, power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators, for a range of devices, including LCD, LED, 3D televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliances and industrial applications such as power suppliers, LED lighting and motor control.

•

MOSFETs. Our MOSFETs include low-voltage Trench MOSFETs, 20V to 150V, high-voltage Planar MOSFETs, 200V through 700V, and super junction MOSFETs, 500V through 800V. MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. The key application segments are smartphones, mobile phones, LCD, LED and 3D televisions, desktop PCs, notebooks, tablet PCs, servers, lighting and power supplies for consumer electronics and industrial equipment. MOSFETs allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. For example, computing solutions focus on delivering efficient controllers and MOSFETs for power management in VCORE, DDR and chipsets for audio, video and graphics processing systems.

•

IGBTs. Our IGBTs include 650V to 1200V field stop trench IGBTs. IGBTs are used in high power industrial applications, such as UPSs, power supplies, motor drives, solar inverters, welding machines and consumer appliances.

•

Power Modules. Power modules are used in broad range of medium-to-high power industrial and consumer applications such as UPSs, power supplies, motor drives, solar inverters, welding machines and consumer appliances.

•

AC-DC Converters and DC-DC Converters. We offer AC-DC and DC-DC converters targeting mobile applications and high power applications like LCD televisions, notebooks, smartphones, mobile phones set-top boxes and display modules. We expect our AC-DC and DC-DC converters will meet customer green power requirements by featuring wide input voltage ranges, high efficiency and small size.

•

LED Drivers. LED backlighting drivers serve the fast-growing LCD panel backlighting market for LCD, LED and 3D televisions, LCD monitors, notebooks, smartphones and tablet PCs. Our products are designed to provide high efficiency and wide input voltage range, as well as pulse width modulation (PWM) dimming for accurate white LED dimming control. LED lighting drivers have a wide input voltage range applicable to incandescent bulb and fluorescent lamp replacement.

•

Switching Regulation and Linear Regulators. We also provide analog switching and linear regulators for mobile and consumer applications. Our products are designed for high efficiency and low power consumption in mobile applications.

Our power management solutions enable customers to increase system stability and improve heat dissipation and energy use, resulting in cost savings for our customers and consumers, as well as environmental benefits. Our in-house process technology capabilities and eight-inch wafer production lines increase efficiency and contribute to the competitiveness of our products.

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features	Applications
Low Voltage MOSFET	• Voltage options of 20V-150V • Advanced Trench MOSFET Process • High cell density • Advanced packages to enable reduction of PCB mounting area	• Smartphones and mobile phones • Tablet PCs • Notebooks • LCD/LED/3D TVs • Desktop PCs • Servers

High Voltage MOSFET

•   Voltage options of 200V-700V

•   R2FET (rapid recovery) option to shorten reverse diode recovery time

•   Zenor FET option for MOSFET protection for abnormal input

•   Advanced Planar MOSFET Process

•   Advanced packages to enable reduction of PCB mounting area

• Adaptors for tablet PC/mobile phone/smartphone • Power supplies • Lighting (ballast, HID, LED) • Industrial applications • LCD/LED/3D TVs

Product	Key Features	Applications
Super Junction MOSFET	• Voltage options of 500V-800V • Low RDS(ON) • Epi stack process	• LCD/LED/3D TVs • Lightings applications (ballast, HID, LED) • Smartphones • Power supplies • Servers* • Industrial applications

IGBTs	• Voltage options of 650V/1200V • Field Stop Trench IGBT • Current options from 25A to 50A	• Industrial applications • Consumer appliances

Power Modules	• Voltage options of 400V/600V/ 1200V • IGBT modules/FRD modules • Current options from 50A to 400A	• Industrial applications • Consumer appliances

LED Backlighting Drivers

•   High efficiency, wide input voltage range

•   Advanced BCDMOS process

•   OCP, SCP, OVP and UVLO protections

•   Accurate LED current control and multi-channel matching

•   Programmable current limit, boost up frequency

• Tablet PCs • Notebooks • Smartphones • LED/3D TVs • LED monitors

LED Lighting Drivers

•   High efficiency, wide input voltage range

•   Simple solutions with external components fully integrated

•   Advanced high voltage BCDMOS process

•   Accurate LED current control and high power factor and low THB

• AC and DC LED lighting

AC-DC Converter	• Wide control range for high power application (>150W) • Advanced BCDMOS process • High Precision Voltage Reference • Very low startup current consumption	• LCD/LED/3D TVs • Power supplies

DC-DC Converters	• High efficiency, wide input voltage range • Advanced BCDMOS process • Fast load and line regulation • Accurate output voltage • OCP, SCP and thermal protections	• LCD/LED/3D TVs • Smartphones • Mobile phones • Notebooks • Set-top boxes

Switching Regulators and Linear Regulators	• Single and multi-regulators • Low Noise Output regulators • Wide range of input voltage and various output current • CMOS and BCDMOS processes	• Mobile phones

*	In customer qualification stage

Semiconductor Manufacturing Services

We provide semiconductor manufacturing services to analog and mixed-signal semiconductor companies. We have approximately 459 process flows we offer to our Semiconductor Manufacturing Services customers. We also partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

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

Our Semiconductor Manufacturing Services customers vary from small fabless companies to large IDMs who serve consumer, computing, communication, industrial, automotive and IoT applications.

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

The table below sets forth the key process technologies in Semiconductor Manufacturing Services that we currently offer to customers:

Process	Technology	Device	Application
Mixed-Signal	• 0.13-0.8µm • Low noise • Ultra low power • Triple gate	• Analog to digital converter • Digital to analog converter • Audio codec • Chipset • RF switch • Digital tunable capacitor	• Smartphones • Tablet PCs • Notebooks • PC peripherals • DVD players

Power	• 0.18-0.5µm • BCD 30V-80V • Deep trench isolation • MOSFET • Schottky diode • Zener diode • Ultra high voltage 700V • Thick metal	• Power management • LED driver • High power audio amp • Power Over Ethernet • DC/DC converter	• Smartphones • Tablet PCs • Notebooks • LCD TVs • LED lighting • LCD monitors • Automotive

High-Voltage CMOS	• 0.11-2.0µm • 5V-200V • Bipolar	• Display driver • CSTN driver	• Smartphones • Tablet PCs • LCD TVs • Desktop PCs • LCD monitors

NVM	• 0.13-0.5µm • EEPROM • eFlash • OTP	• Microcontroller • Touch screen controller • Electronic tag memory • Hearing aid controller	• Smartphones • Tablet PCs • Industrial applications • Medical equipment • Automotive

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

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices in the United States, Japan, Greater China and Europe. We have a network of agents and distributors in Korea, the United States, Japan, Greater China and Europe. For the years ended December 31, 2014 and 2013, we derived 76% and 65% of net sales through our direct sales force, respectively, and 24% and 35% of net sales through our network of authorized agents and distributors, respectively.

Research and Development

Our research and development efforts focus on intellectual property, design methodology and process technology for our complex analog and mixed-signal semiconductor products and services. Research and development expenses for the years ended December 31, 2014, 2013 and 2012, were $92.8 million, $87.9 million and $76.3 million, respectively, representing 13.3%, 12.0% and 9.4% of net sales, respectively.

Customers

We sell our Display Solutions and Power Solutions products and Sensor solutions to consumer, computing and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. We sell our semiconductor manufacturing services to analog and mixed-signal semiconductor companies. For the years ended December 31, 2014, 2013 and 2012, our ten largest customers accounted for 61%, 59% and 61% of our net sales, respectively. For the year ended December 31, 2014, sales to Samsung Display Corporation represented 11.4% of the Company’s net sales and 39.9% of our Display Solutions division’s net sales, and sales to LG Display represented 10.7% of the Company’s net sales and 37.5% of our Display Solutions division’s net sales. For the year ended December 31, 2013, sales to Samsung Display Corporation represented 11.3% of the Company’s net sales and 40.9% of our Display Solutions division’s net sales. For the year ended December 31, 2012, sales to LG Display represented 11.5% of the Company’s net sales and 31.9% of our Display Solutions division’s net sales. For the year ended December 31, 2014, we recorded revenues of $91.3 million from customers in the United States and $606.9 million from all foreign countries, of which 43.9% was from Korea, 19.2% from Taiwan, 4.3% from Japan and 22.7% from Greater China. For the year ended December 31, 2013, we recorded revenues of $100.8 million from customers in the United States and $633.4 million from all foreign countries, of which 49.5% was from Korea, 23.4% from Taiwan, 3.4% from Japan and 15.2% from Greater China. For the year ended December 31, 2012, we recorded revenues of $124.5 million from customers in the United States and $682.9 million from all foreign countries, of which 53.6% was from Korea, 19.0% from Taiwan, 3.5% from Japan and 15.0% from Greater China.

Intellectual Property

As of December 31, 2014, our portfolio of intellectual property assets included approximately 3,787 registered patents and 436 pending patent applications. Approximately 2,917 and 141 of our patents and pending patents are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 1,165 registered and pending patents that relate to identical technical claims in our base patent portfolio. Our patents expire at various times approximately over the next 18 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

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

Employees

Our worldwide workforce consisted of 3,399 employees (full- and part-time) as of December 31, 2014, of which 415 were involved in sales, marketing, general and administrative, 471 in research and development (including 252 with advanced degrees), 115 in quality, reliability and assurance and 2,398 in manufacturing (comprised of 372 in engineering and 2,026 in operations). As of December 31, 2014, our workforce consisted of 3,399 employees, of which 2,144 employees, or approximately 63% of our workforce, were represented by the MagnaChip Semiconductor Labor Union.

Environmental

We are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and waste, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. For example, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth became effective in April 2010. Certain designated businesses, including our Korean subsidiary, were required to submit plans to reduce greenhouse emissions and energy consumption. Our Korean subsidiary set emissions and consumption targets and in 2011 negotiated an implementation plan with Korean governmental authorities. Each year thereafter, our Korean subsidiary was required to agree on emissions and consumption targets with Korean governmental authorities and submit an independently verified report of prior year’s compliance. Beginning in 2015, our Korean subsidiary became subject to a new set of greenhouse gas emissions regulation, the Korean Emissions Trading Scheme, or K-ETS, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government and is required to meet its allocated target by either reducing the emission or purchasing the allowances from other participants in the emission trading market. Another example is the newly reinforced regulations on chemicals under Chemicals Control Act and K-REACH, which came into effect on January 1, 2015. Under these laws, our Korean subsidiary is required to comply with various requirements to report, evaluate, manage and ensure the safe usage of the chemicals used in its facilities. There can be no assurance that we have been or will be in compliance with all of these laws and regulations, or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws and the failure to comply with new or existing laws or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

Raw Materials

We use processes that require specialized raw materials that are generally available from a limited number of suppliers. We continue to attempt to qualify additional suppliers for our raw materials. The Securities and Exchange Commission (the “SEC”), as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, adopted new disclosure regulations for public companies that manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of metals used in the manufacture of our products. See “Item 1A. Risk Factors—Risks Related to Our Business—Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain raw materials used in manufacturing our products.”

Geographic Financial Information

For a description of the distribution of our net sales by geographic region, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2014 and 2013—Net Sales by Geographic Region,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Results of Operations—Comparison of Years Ended December 31, 2013 and December 31, 2012—Net Sales by Geographic Region” and “Note 17. Geographic and Segment Information” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Report.

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

Risks Related to Our Restatement of Prior Period Financial Data, Failure to File Timely Periodic Reports with the SEC and Our Internal Control Over Financial Reporting

We face risks related to our restatement of prior period financial data and being delayed in our SEC reporting obligations if we are unable to resume a timely filing schedule.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) in Note 2 to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” in our 2013 Form 10-K, our Audit Committee concluded that certain of our previously issued financial statements should no longer be relied upon because of certain errors in those financial statements. The 2013 Form 10-K restated and corrected the following financial statements of the Company (the “Restatement”): (i) the audited consolidated balance sheets as of December 31, 2012 and 2011 and consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2012 and 2011; and (ii) the five year selected financial data presented in 2013 Form 10-K.

As a result of the Restatement, our SEC reporting obligations have been delayed. We filed our 2013 Form 10-K and 2014 Form 10-Qs on February 12, 2015, and the filing of this Report is not timely. While we expect to resume a timely filing schedule with respect to our Form 10-Q for the second quarter of 2015, we can provide no assurances as to when we will resume a timely filing schedule with respect to our future SEC reports. Even if we resume a timely filing schedule, we expect to continue to face many of the risks and challenges related to the Restatement, including the following:

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

•	the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and our failure to file SEC reports on a timely basis;

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

•

the possible unavailability or higher costs of financing options to fund our ongoing operations or refinance existing indebtedness resulting from the Restatement and the delayed filing of the 2013 Form 10-K, our 2014 Form 10-Qs, this Report and our Form 10-Q for the first quarter of fiscal 2015 (the “2015 Q1 10-Q”).

We cannot assure that all of the risks and challenges described above will be eliminated and that lost business opportunities can be recaptured or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

We concluded that there were material weaknesses in our internal control over financial reporting as of December 31, 2014, which adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this Report and we cannot assure that other material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

As reported in “Item 9A. Controls and Procedures” of this Report, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were ineffective as of December 31, 2014. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and report information on a timely basis. This could cause investors to lose confidence in our reported financial and other information, cause our securities to trade at a decreased price and cause an adverse effect on our business and results of operations. A failure to remediate material weaknesses in our internal control over financial reporting could result in further restatements of financial statements and correction of other information filed with the SEC or otherwise made publicly available.

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

As a result, we cannot assure that we will not discover additional errors, that future financial reports will not contain misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

We may also be required to amend this Report and/or file other amended reports related to the Restatement. This would require us to devote substantial internal and external resources and cause us to incur significant fees and expenses for additional audit services as well as accounting and other consulting services. These fees and expenses, as well as the substantial time devoted by our management to make such filings with the SEC, could have a material adverse effect on our business, profitability and financial condition.

The Restatement has caused delays in filing this Report, which may result in future delays in our SEC reporting.

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

If we fail to timely file our future SEC reports, we may incur additional interest charges under the indenture governing our senior notes and/or our bondholders may seek to accelerate the principal amount of our senior notes, which would likely have a material adverse effect on our business, results of operations and financial condition.

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

Because of the delay in filing our 2013 Form 10-K and certain of our other SEC reports, the trustee under the indenture relating to the 2021 Notes sent notices of default under the indenture initiating the 60-day cure periods thereunder. Pursuant to the terms of the indenture, we elected, for a period of up to 180 days after the initial event of default related to a breach of the reporting covenant, to pay additional interest on the 2021 Notes of 0.25% per annum. We also received a notice of default from the trustee as a result of our failure to timely file this Report. If we fail to timely file our future SEC reports, we could again be subject to conditional interest charges in the future. If any such future reporting failure continued past the 60-day cure period and the 180-day additional interest period, the 2021 Notes could be subject to acceleration by the trustee or the holders of 25% or more of the outstanding principal amount thereof. Any such acceleration would likely have a material adverse effect on our business, results of operations, and financial condition.

The delay in filing this Report with the SEC and any failure to satisfy other NYSE listing requirements could cause the NYSE to commence suspension or delisting procedures with respect to our common stock.

The Company was notified by the NYSE that, as a result of its failure to timely file this Report for the fiscal year ended December 31, 2014 with the SEC, it was subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the Listed Company Manual of the NYSE. We believe that the filing of this Report satisfied the NYSE’s requirement to file an Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Any other failure to satisfy NYSE listing requirements, including delays in the failure to file the 2015 Q1 10-Q or timely file future SEC reports, if not waived by the NYSE, could cause the NYSE to commence suspension or delisting procedures with respect to our common stock. The commencement of any suspension or delisting procedures and any actual suspension or delisting of our common stock by the NYSE remains, at all times, at the discretion of the NYSE and would be publicly announced by the NYSE. The delisting of our common stock from the NYSE may have a material adverse effect on us by, among other things, causing investors to dispose of our shares and limiting:

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

For example, following the Company’s initial announcement of the Restatement on March 12, 2014, a purported class action was filed against the Company and certain of the Company’s now-former officers. On March 16, 2015, a second amended complaint in this same action was filed against the Company, certain of the Company’s current directors and former and now-former officers, and a stockholder of the Company on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015. The second amended complaint asserts claims for (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s current directors and former and now-former officers, (ii) alleged violations of Section 20(a) of the Exchange Act by certain of the Company’s current directors and former and now-former officers, and (iii) alleged violations of Sections 20(a) and 20(A) of the Exchange Act by a stockholder.

Similarly, on April 21, 2015, a related purported class action lawsuit was filed against the Company, certain of the Company’s current directors and former and now-former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015, including all purchasers of the Company’s common stock pursuant to or traceable to a shelf registration statement and prospectus issued in connection with the Company’s February 6, 2013 public stock offering. The complaint asserts claims for (i) alleged violations of Section 11 of the Securities Act by the Company, certain of the Company’s current directors and former and now-former officers, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (ii) alleged violations of Section 12 of the Securities Act by the Company, certain of the Company’s former and now-former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (iii) alleged violations of Section 15 of the Securities Act by the Company, certain of the Company’s former and now-former officers, and a shareholder of the Company, (iv) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s former and now-former officers, (v) alleged violations of Section 20(a) of the Exchange Act by the Company, certain of the Company’s former and now-former officers, and a shareholder of the Company.

Moreover, a shareholder derivative action, styled Hemmingson et al. v. Elkins et al., Case No. 1-15-cv-278614, was filed in the Superior Court of the State of California in and for Santa Clara County on March 25, 2015, naming as defendants certain of the Company’s current directors and former and now-former officers, as well as a shareholder of the Company, and naming the Company as a nominal defendant. The complaint in this action asserts claims for (i) alleged breaches of fiduciary duty by certain of the Company’s current directors and former and now-former officers for purportedly knowingly failing to maintain adequate internal controls over its accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements, (ii) alleged breaches of fiduciary duty by certain of the Company’s current directors and a current shareholder of the Company for purported insider trading, and (iii) alleged unjust enrichment by a shareholder of the Company for purported insider trading.

Thereafter, on May 13, 2015, a purported shareholder provided notice to the Company and the Board of Directors of a shareholder derivative action styled as Bushansky v. Norby, et al. that the purported shareholder proposes to file in the Superior Court of the State of California, Santa Clara County. The proposed action names as defendants certain of the Company’s current directors and former officers, and a shareholder of the Company, with the Company being named as a nominal defendant. The complaint asserts claims for (i) alleged breaches of fiduciary duties by certain of the Company’s current directors and former officers for knowingly failing to maintain adequate internal controls over the Company’s accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements, and (ii) alleged aiding and abetting of such breaches of fiduciary duties by all defendants.

In addition, in March 2014, the Company voluntarily reported to the SEC that the Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced the independent investigation. Over the course of 2014 and in the first quarter of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the independent investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with its investigation. The Company will continue to cooperate with the SEC in this investigation. See “Item 3. Legal Proceedings.”

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

The events that caused the need for the Restatement and the failure to timely file this Report and certain of our other SEC reports have resulted in certain rating agencies downgrading our credit and debt ratings, and further credit rating downgrades of our debt or financial strength ratings or withdrawal of these ratings are possible. These downgrades or withdrawals could adversely affect our relationships with customers, suppliers and distributors, adversely affect our operating results, and increase our costs of, or reduce our access to, future borrowings.

Rating agencies assign us debt ratings, based in each case on their opinions of the Company’s ability to meet its respective financial obligations.

Our ratings relative to our competitors may affect our competitive position. The Company and its debt securities have been placed on negative credit ratings watch and/or downgraded by certain rating agencies in connection with the events that caused the need for the Restatement and the failure to timely file our 2013 Form 10-K and other SEC reports. These recent developments and any future rating downgrades or withdrawals of ratings may cause reputational damage, which could materially and adversely affect our relationships with our customers, suppliers and distributors, as well as our ability to borrow. At this time we cannot predict what further actions rating agencies may take, or what actions we may take in response, but these downgrades and/or future downgrades and withdrawals could have a material adverse effect on our results of operations, hedging activities, cost of capital and liquidity.

We have incurred and expect to continue to incur significant expenses related to the Restatement, the remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, preparation of this Report and our other SEC reports and related investigation and defense costs.

We have devoted and expect to continue to devote substantial internal and external resources to remediation efforts relating to the Restatement and the preparation and filing of the 2013 Form 10-K, this Report and our other SEC reports. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and additional interest payments, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. These expenses, as well as the substantial time devoted by our management towards identifying and addressing any internal weaknesses and legal defense costs related to the litigation, claims and other actions related to the Restatement, could have a material adverse effect on our business, profitability and financial condition.

The Restatement process has diverted management and other human resources from the operation of our business. The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage the business of the Company.

The Restatement process has diverted, and continues to divert, management and other human resources from the operation of our business. The Board of Directors, members of management, and the accounting, legal, administrative and other staff of the Company have spent, and continue to spend, significant time on the Restatement, related disclosures and remediation of disclosure controls and procedures and internal control over financial reporting of the Company and its subsidiaries. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish the strategic objectives of the Company.

The Restatement and the delayed filing of this Report could adversely impact our ability to access the capital markets and other financing arrangements.

Our ability to obtain financing, if needed, depends upon many factors, including our business prospects and creditworthiness as well as external economic conditions and general liquidity in the credit and capital markets. In light of the Restatement and the delay in filing this Report, we may be unable, if needed, to secure outside financing to fund ongoing operations and for other capital needs, including the refinancing of our 2021 Notes if necessary. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot assure that additional financing would be available to us, or be sufficient or available on satisfactory terms. In addition, unless all current periodic reports and financial statements are filed with the SEC, we will be precluded from registering our securities with the SEC for offer and sale, and the failure to timely file our SEC reports will limit our ability to use “short-form” Form S-3 registration statements for registering our securities for sale with the SEC until we again meet the timely filing requirements of those forms.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter.

Our restructuring activities and dispositions of assets and businesses could result in lost business and other costs that could have a material adverse effect on our results of operations.

From time to time, we may choose to sell assets, restructure business operations, shut down manufacturing lines or otherwise dispose of assets and businesses as part of management’s strategies to better align our product offerings with market demands and our customers’ needs. In connection with these activities, we face risks that we will disrupt service to our customers, lose business and incur significant costs related to such activities. These risks include potential damage to our reputation and customer relationships if we are unable to effectively transition such customer relationships to other production lines or products or if we cannot effectively manage our supplier and vendor relationships during such activities. In addition, we may also face claims or costs associated with transitioning or eliminating certain employee positions and modifying or terminating vendor relationships in connection with those exit activities.

For example, in December 2014, we announced a plan to close our 6-inch fab, which is expected to be substantially implemented by the end of fiscal year 2015. We currently expect to incur costs associated with customer transition, equipment transfer, clean-up and other costs in the range of $4.0 million to $5.0 million in connection with the closure of the 6-inch fab (excluding potential proceeds from sale of equipment), and incurred a non-cash impairment charge of approximately $10.3 million related to the asset impairment related to such assets. While we currently anticipate transitioning affected employees and certain customers to other production facilities, such activities may result in significant disruption on our business and the loss of customers and revenue during such transition, which could result in lost revenue and have a material adverse effect on our results of operations, both during such transition and after the 6-inch fab closure is completed. In addition, the closure of the 6-inch fab could create management distractions and business disruptions affecting our other manufacturing facilities in connection with the transition, including, among other things, reduced employee morale, increased employee training cost and reduced productivity.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the years ended December 31, 2014, 2013 and 2012, our ten largest customers accounted for 61%, 59% and 61% of our net sales, respectively. For the year ended December 31, 2014, sales to Samsung Display Corporation represented 11.4% of the Company’s net sales and 39.9% of our Display Solutions division’s net sales. For the year ended December 31, 2013, sales to Samsung Display Corporation represented 11.3% of the Company’s net sales and 40.9% of our Display Solutions division’s net sales. For the year ended December 31, 2012, sales to LG Display represented 11.5% of the Company’s net sales and 31.9% of our Display Solutions division’s net sales. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income from operations for the fiscal years ended December 31, 2014 compared to the fiscal year ended December 31, 2013. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2014, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $766 million. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of the 2021 Notes could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency forward and zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. These foreign currency forward and zero cost collar contracts typically require us to sell specified notional amounts in U.S. dollars and provide us the option to sell specified notional amounts in U.S. dollars during successive months to our counterparty in exchange for Korean won at specified exchange rates. Obligations under these foreign currency forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our total cash and cash equivalents is less than $30 million at the end of a fiscal quarter. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations” for further details.

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

In April 2010, the Korean government’s Enforcement Decree to the Framework Act on Low Carbon Green Growth became effective. Certain designated businesses, including our Korean subsidiary, were required to submit plans to reduce greenhouse emissions and energy consumption. Our Korean subsidiary first set emissions and consumption targets in 2011 and negotiated an implementation plan with Korean governmental authorities. Each year thereafter, our Korean subsidiary was required to agree on emissions and consumption targets with Korean governmental authorities and submit an independently verified report of prior year’s compliance. Beginning in 2015, our Korean subsidiary became subject to K-ETS, a new set of greenhouse gas emissions regulation, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government, and is required to meet its allocated target by either reducing the emission or purchasing the allowances from other participants in the emission trading market. Reduction of our emissions or energy consumption may result in additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, as well as cost of procuring emission allowances to cover the excess emissions, which could adversely affect our financial position and results of operations.

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

As of December 31, 2014, our total indebtedness was $224.0 million, net of unamortized discount of $1.0 million. We are permitted under the indenture governing our outstanding 2021 Notes to incur additional debt under certain conditions, including additional secured debt. If new debt were to be incurred in the future, the related risks that we now face could intensify. Our substantial debt could have important consequences, including:

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

The credit ratings assigned to our debt reflect each rating agency’s opinion of our ability to make payments on the debt obligations when such payments are due. The rating of our outstanding 2021 Notes as of April 2015 is Caa1 by Moody’s and B- by Standard and Poor’s, both of which are below investment grade. A rating may be subject to revision or withdrawal at any time by the assigning rating agency. We may experience downgrades in our debt ratings in the future. Any lowering of our debt ratings would adversely impact our ability to raise additional debt financing and increase the cost of any such financing that is obtained. In the event any ratings downgrades are significant, we may choose not to incur new debt or refinance existing debt if we are unable to incur or refinance such debt at favorable interest rates or on favorable terms.

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

The global downturn and related financial crisis that started in 2008 led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. Consumers and businesses deferred purchases in response to tighter credit and negative financial news, which has in turn negatively affected product demand and other related matters. The global downturn led to reduced customer spending in the semiconductor market and in our target markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities and caused U.S. and foreign businesses to slow spending on our products. Although economic conditions have improved generally and in the semiconductor industry specifically, we cannot assure the extent to which such conditions will continue to improve or whether the improvement will be sustainable. If the global economic recovery is not sustained or the global economy experiences another recession, such adverse economic conditions could lead to the insolvency of key suppliers resulting in product delays, limit the ability of customers to obtain credit to finance purchases of our products, lead to customer insolvencies and also result in counterparty failures that may negatively impact our treasury operations. As a result, our business, financial condition and results of operations could be materially adversely affected in future periods as a result of economic downturns.

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

We are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act, which requires us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting. We are also required to periodically assess and report on the adequacy of our disclosure controls and procedures. As reported in “Item 9A. Controls and Procedures” of this Report, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were ineffective as of December 31, 2014.

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through December 31, 2014, we recognized aggregate restructuring and impairment charges of $24.6 million, which consisted of $21.2 million of impairment charges and $3.4 million of restructuring charges. For the year ended December 31, 2014, we recognized $10.3 million of impairment charges related to the closure of our 6-inch fab. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Based upon the number of shares of common stock outstanding as of May 1, 2015, our executive officers, directors and Avenue collectively beneficially owned approximately 12.4% of our common stock, excluding shares of common stock issuable upon exercise of outstanding options, and 14.7% of our common stock, including shares of common stock issuable upon exercise of outstanding options that are exercisable within sixty days of May 1, 2015. In addition, affiliates of Avenue currently have two employees serving as members of our seven-member Board of Directors. Therefore, Avenue will continue to have significant influence over our affairs for the foreseeable future, including influence over the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets.

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

As of May 1, 2015, Avenue beneficially owned 4,088,978 shares, or approximately 12.0%, of our outstanding common stock. On November 9, 2014, all warrants to purchase our common stock previously held by Avenue expired. All of our currently outstanding shares that were issued pursuant to Section 1145 of the United States Bankruptcy Code, including Avenue’s shares, are eligible for sale from time to time under Rule 144 or Section 4(a)(1) of the Securities Act subject only to the limitations on affiliate sales. Additionally, all remaining shares beneficially owned by Avenue are or will be registered for resale under a shelf registration statement and therefore be eligible for sale at any time or from time to time by Avenue. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

Our Rights Plan and provisions in our charter documents and Delaware Law may make it difficult for a third party to acquire us and could depress the price of our common stock.

On March 6, 2015, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one preferred stock purchase right on each share of the Company’s common stock outstanding at the close of business on March 16, 2015. Each right will entitle the holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock. Under certain circumstances, if a person or group acquires 10% (or 20% in the case of a passive institutional investor) or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase for each share of common stock owned, $24 worth of shares of the Company’s common stock having a market value of twice such price. The rights expire in March 2016 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to acquire us without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

In addition, provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Among other things, our certificate of incorporation and bylaws:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our manufacturing operations consist of three fabrication facilities located in Korea at two sites in Cheongju and one in Gumi. Our facilities have a combined capacity of approximately 127,597 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.11 to 2.0 microns. The Cheongju facilities have three main buildings totaling 164,058 square meters devoted to manufacturing and development. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

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

Item 3. Legal Proceedings

Securities Class Action Complaints

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s now-former officers. On March 16, 2015, a second amended complaint in this same action was filed against the Company, certain of the Company’s current directors and former and now-former officers, and a stockholder of the Company on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and March 12, 2015. The second amended complaint asserts claims for (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s current directors and former and now-former officers, (ii) alleged violations of Section 20(a) of the Exchange Act by certain of the Company’s current directors and former and now-former officers, and (iii) alleged violations of Sections 20(a) and 20(A) of the Exchange Act by a stockholder. The action, Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-cv-1160, is pending in the Northern District of California.

On April 21, 2015, a related purported class action lawsuit was filed against the Company, certain of the Company’s current directors and former and now-former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015, including all purchasers of the Company’s common stock pursuant to or traceable to a shelf registration statement and prospectus issued in connection with the Company’s February 6, 2013 public stock offering. The complaint asserts claims for (i) alleged violations of Section 11 of the Securities Act by the Company, certain of the Company’s current directors and former and now-former officers, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (ii) alleged violations of Section 12 of the Securities Act by the Company, certain of the Company’s former and now-former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (iii) alleged violations of Section 15 of the Securities Act by the Company, certain of the Company’s former and now-former officers, and a shareholder of the Company, (iv) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s former and now-former officers, (v) alleged violations of Section 20(a) of the Exchange Act by the Company, certain of the Company’s former and now-former officers, and a shareholder of the Company. The action, Okla. Police Pension & Retirement Sys. v. MagnaChip Semiconductor Corp., et al., No. 3:15-cv-01797, is pending in the Northern District of California. A motion to consolidate Okla. Police Pension & Retirement Sys. v. MagnaChip Semiconductor Corp., et al., No. 3:15-cv-01797 and Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-cv-1160 is also pending. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above. This is primarily because these matters involve complex legal and factual issues subject to uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

SEC Enforcement Staff Review

In addition, in March 2014, the Company voluntarily reported to the SEC that the Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced the independent investigation. Over the course of 2014 and in the first quarter of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the independent investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with this investigation. The Company will continue to cooperate with the SEC in this investigation. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above. This is primarily because these matters involve complex legal and factual issues subject to uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

Shareholder Derivative Complaints

A shareholder derivative action, styled Hemmingson et al. v. Elkins et al., Case No. 1-15-cv-278614, was filed in the Superior Court of the State of California in and for Santa Clara County on March 25, 2015, naming as defendants certain of the Company’s current directors and former and now-former officers, as well as a shareholder of the Company, and naming the Company as a nominal defendant. The complaint in this action asserts claims for (i) alleged breaches of fiduciary duty by certain of the Company’s current directors and former and now-former officers for purportedly knowingly failing to maintain adequate internal controls over its accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements, (ii) alleged breaches of fiduciary duty by certain of the Company’s current directors and a current shareholder of the Company for purported insider trading, and (iii) alleged unjust enrichment by a shareholder of the Company for purported insider trading. On May 13, 2015, the court so ordered a stipulation entered into by certain of the parties, agreeing to stay the litigation until Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-cv-1160 and Okla. Police Pension & Retirement Sys. v. MagnaChip Semiconductor Corp., et al., No. 3:15-cv-01797 are resolved, unless the stay is lifted earlier.

On May 13, 2015, a purported shareholder provided notice to the Company and the Board of Directors of a shareholder derivative action styled as Bushansky v. Norby, et al. that the purported shareholder proposes to file in the Superior Court of the State of California, Santa Clara County. The proposed action names as defendants certain of the Company’s current directors and former officers, and a shareholder of the Company, with the Company being named as a nominal defendant. The complaint asserts claims for (i) alleged breaches of fiduciary duties by certain of the Company’s current directors and former officers for knowingly failing to maintain adequate internal controls over the Company’s accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements; and (ii) alleged aiding and abetting of such breaches of fiduciary duties by all defendants. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above. This is primarily because these matters involve complex legal and factual issues subject to uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.” On May 27, 2015, the last reported sales price of our common stock on the NYSE was $6.39 per share. The table below sets forth the reported high and low sales prices for our common stock during the quarterly periods for the two most recent fiscal years described below.

Price Range of Common Stock

	High	Low
Fiscal 2013
First Quarter	$18.25	$14.08
Second Quarter	$19.33	$14.42
Third Quarter	$23.33	$17.11
Fourth Quarter	$23.89	$17.52
Fiscal 2014
First Quarter	$19.49	$12.50
Second Quarter	$14.79	$12.06
Third Quarter	$14.77	$11.38
Fourth Quarter	$14.47	$9.91

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from March 11, 2011 (the first trading date following the MagnaChip IPO) through December 31, 2014. The graph assumes that $100 was invested on March 11, 2011 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since the MagnaChip IPO.

Comparison of Cumulative Total Return*

Among MagnaChip Semiconductor Corporation, the S&P 500 Index and the PHLX

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return to Stockholders (Including Reinvestment of Dividends)

Annual Return Percentage

Company / Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014
MagnaChip Semiconductor Corporation	-46.61	112.83	22.49	-33.38
S&P 500 Index	-1.86	16.00	32.39	13.69
Philadelphia Semiconductor Index	-14.83	5.38	39.31	28.38

Indexed Returns

Company / Index	Base Period 3/11/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014
MagnaChip Semiconductor Corporation	100	53.39	113.63	139.19	92.72
S&P 500 Index	100	98.14	113.84	150.72	171.35
Philadelphia Semiconductor Index	100	85.17	89.75	125.03	160.52

Holders

The approximate number of record holders of our outstanding common stock as of May 1, 2015 was 83. This number does not include beneficial owners for whom shares are held by nominees in street name.

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

Issuer Purchases of Equity Securities

On October 7, 2011, our Board of Directors adopted a stock repurchase program whereby we may, subject to prevailing market conditions and other factors, repurchase up to $35.0 million of our outstanding common stock. Our Board of Directors extended and increased the program by an additional $25.0 million in August 2012, for a maximum aggregate repurchase amount under the original program of up to $60.0 million. On July 30, 2013, we announced that our Board of Directors approved a new stock repurchase program under which we are authorized to repurchase up to $100.0 million of our common stock. The new stock repurchase program was effective August 5, 2013 through December 15, 2014, and replaced the original stock repurchase program. The stock repurchase program did not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. The timing and extent of any repurchases were dependent upon prevailing market conditions, the trading price of the Company’s common stock and other factors, and subject to contractual restrictions and restrictions under applicable law and regulations. As of December 31, 2013, we had repurchased 6,578,765 shares of our common stock in the open market under these programs at an aggregate cost of $90.9 million. In March 2014, our Board of Directors suspended the stock repurchase program indefinitely pending the completion of the independent investigation, and the stock repurchase program expired by its terms on December 15, 2014. Subsequent to December 31, 2013, we did not repurchase any shares under the stock repurchase program.

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

We have derived the selected consolidated financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 from the historical audited consolidated financial statements of the Company included in this Report. We have derived the selected consolidated financial data as of December 31, 2012 and 2011 and for the year ended December 31, 2011 from the audited consolidated financial statements of MagnaChip Semiconductor Corporation not included in this Report. We derived the selected consolidated financial data as of December 31, 2010 and for the year ended December 31, 2010 from the historical unaudited consolidated financial statements not included in this report, which were prepared on the same basis as our audited consolidated financial statements, and reflect adjustments to our previously filed consolidated financial statements. The historical unaudited consolidated financial data for the year ended December 31, 2010 also gives retroactive effect to the corporate conversion. The historical financial data of MagnaChip Semiconductor Corporation for any period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In millions, except per common unit/share data)
Statements of Operations Data:
Net sales	$698.2	$734.2	$807.3	$743.1	$771.2
Cost of sales	545.4	579.1	564.1	543.6	527.1

Gross profit	152.9	155.1	243.2	199.5	244.1
Selling, general and administrative expenses	127.0	85.8	82.7	70.2	66.6
Research and development expenses	92.8	87.9	76.3	76.6	83.5
Restructuring and impairment charges	10.3	8.2	—	3.6	2.0
Special expense for IPO incentive	—	—	—	12.1	—

Operating income (loss) from continuing operations	(77.1)	(26.8)	84.3	37.0	92.0
Interest expense, net	(16.3)	(20.4)	(22.6)	(25.0)	(22.9)
Foreign currency gain (loss), net	(24.7)	16.8	57.3	(11.3)	14.7
Loss on early extinguishment of senior notes	—	(32.8)	—	(5.5)	—
Others	2.4	2.9	3.9	1.6	(0.7)

	(38.6)	(33.5)	38.6	(40.2)	(8.9)

Income (loss) from operations before income taxes	(115.7)	(60.2)	122.9	(3.2)	83.1
Income tax expenses	1.5	4.0	12.8	8.1	8.4

Net income (loss)	$(117.2)	$(64.2)	$110.0	$(11.3)	$74.7

Net income (loss) attributable to common unit/share	$(117.2)	$(64.2)	$110.0	$(11.3)	$74.7

Per unit/share data:
Earnings (loss) per common unit/share—
Basic	$(3.44)	$(1.82)	$3.01	$(0.29)	$1.97
Diluted	$(3.44)	$(1.82)	$2.93	$(0.29)	$1.91
Weighted average number of common units/shares
Basic	34.056	35.232	36.568	38.776	37.836
Diluted	34.056	35.232	37.533	38.776	39.144
Balance Sheet Data (at period end):
Cash and cash equivalents	$102.4	$153.6	$182.2	$162.1	$172.2
Total assets	527.7	625.2	680.7	579.3	625.7
Total indebtedness(1)	224.0	223.9	201.7	204.2	246.9
Long-term obligations(2)	224.0	223.9	201.7	201.4	250.0
Stockholders’/Unitholders’ equity (deficit)	(18.5)	81.5	191.5	134.2	161.2
Supplemental Data (unaudited):
Adjusted EBITDA(3)	$8.5	$20.0	$124.3
Adjusted Net Income (Loss)(4)	$(38.1)	$(31.5)	$64.5

(1)	Total indebtedness is calculated as long and short-term borrowings, including the current portion of capital lease obligation.
(2)	Long-term obligations include long-term borrowings and capital leases.
(3)	We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net, (viii) secondary offering and others, (ix) loss on early extinguishment of senior notes and (x) restatement related expenses. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Income.”
(4)	We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) secondary offering and others, (vii) loss on early extinguishment of senior notes and (viii) restatement related expenses. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Income.”

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and IoT applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with a 30-year operating history, large portfolio of approximately 2,917 registered novel patents and 141 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel display. Our Power Solutions products include discrete and integrated circuit solutions for power management in consumer, computing, communication and industrial applications. Our Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services mainly for fabless and IDM semiconductor companies that primarily serve the consumer, computing, communication, industrial, automotive and IoT applications.

Our wide variety of analog and mixed-signal semiconductor products and manufacturing services combined with our mature technology platform allow us to address multiple high-growth end markets and to rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs and allows us to better serve and capture additional demand from existing and new customers.

To maintain and increase our profitability, we must accurately forecast trends in demand for electronics devices that incorporate semiconductor products we produce. We must understand our customers’ needs as well as the likely end market trends and demand in the markets they serve. We must balance the likely manufacturing utilization demand of our product businesses and foundry business to optimize our capacity utilization. We must also invest in relevant research and development activities and manufacturing capacity and purchase necessary materials on a timely basis to meet our customers’ demand while maintaining our target margins and cash flow.

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

Demand for our products and services is driven by overall demand for consumer, communication and computing products and can be adversely affected by periods of weak consumer and enterprise spending or by market share losses by our customers. In order to mitigate the impact of market volatility on our business, we are diversifying our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well-positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our Korea-based operations, if we are not effective in competing in these markets our operating results may be adversely affected.

Within our Display Solutions and Power Solutions lines, net sales are driven by design wins in which we are selected by an electronics OEM or other potential customer to supply its demand for a particular product. A customer will often have more than one supplier designed in to multi-source components for a particular product line. Once we have design wins and the products enter into mass production, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used, the inventory levels maintained by our customers and in some cases, allocation of demand for components for a particular product among selected qualified suppliers.

Within the Semiconductor Manufacturing Services business, net sales are driven by customers’ decisions on which manufacturing services provider to use for a particular product. Most of our Semiconductor Manufacturing Services customers are fabless, while some are IDM customers. A customer will often have more than one supplier of manufacturing services. In any given period, our net sales depend heavily upon the end-market demand for the goods in which the products we manufacture for customers are used, the inventory levels maintained by our customers and, in some cases, allocation of demand for manufacturing services among selected qualified suppliers.

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

Our success going forward will depend upon our ability to adapt to future challenges such as the emergence of new competitors for our products and services or the consolidation of current competitors. Additionally, we must innovate to remain ahead of, or at least rapidly adapt to, technological breakthroughs that may lead to a significant change in the technology necessary to deliver our products and services. We believe that our established relationships and close collaboration with leading customers enhance our visibility into new product opportunities, market and technology trends and improve our ability to meet these challenges successfully. In our Semiconductor Manufacturing Services business, we strive to maintain competitiveness and our position as a primary manufacturing services provider to our customers by offering high-value added processes, high-flexibility and excellent service by tailoring existing standard processes to meet customers’ design needs and porting customers’ own process technologies into our fabrication facilities.

Other Significant Events

In January 2014, our Audit Committee commenced an internal investigation that resulted in the Restatement of certain financial statements for prior periods. As a result of the Restatement, we have incurred substantial accounting, legal and other related costs associated with the Restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred Restatement related costs of $40.9 million for the year ended December 31, 2014, where there were no similar costs in 2013 or 2012. We expect to continue to incur substantial Restatement related costs in 2015 related to ongoing litigation and regulatory investigations, which could have a material adverse effect on our operating results and liquidity for the foreseeable future. See “—Liquidity and Capital Resources”

On September 13, 2013, we closed an underwritten registered public offering of 1,700,000 shares of our common stock owned by certain of our stockholders at a price per share of $21.20. We did not receive any proceeds from the sale of our common stock by the selling stockholders but paid certain expenses in connection with such secondary offering.

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

•

Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in UHD, HD, light emitting diode, or LED, 3D and OLED televisions, notebooks, mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as AMOLEDs, and LTPS TFT, as well as high-volume display technologies such as a-Si TFTs. Our Display Solutions business represented 28.6%, 27.6% and 35.4% of our net sales for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

•

Power Solutions: Our Power Solutions line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, insulated-gate bipolar transistors (IGBTs) power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Power Solutions business represented 19.7%, 18.4% and 15.5% of our net sales for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services line provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve the consumer, computing, communication, industrial, automotive and IoT applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 459 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve consumer, computing, communication, industrial, automotive and IoT applications. Our Semiconductor Manufacturing Services business represented 51.6%, 53.9% and 49.0% of our net sales for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In millions)
Net Income (Loss)	$(117.2)	$(64.2)	$110.0
Adjustments:
Depreciation and amortization	30.0	32.7	32.1
Interest expense, net	16.2	20.3	22.6
Income tax expenses	1.5	4.0	12.8
Restructuring and impairment charges(a)	10.3	8.2	—
Equity-based compensation expense(b)	2.1	2.2	2.4
Foreign currency loss (gain), net(c)	24.6	(16.8)	(57.3)
Derivative valuation (gain), net(d)	—	(0.6)	(1.7)
Secondary offering and others(e)	—	1.4	3.3
Loss on early extinguishment of senior notes(f)	—	32.8	—
Restatement related expenses(g)	40.9	—	—

Adjusted EBITDA	$8.5	$20.0	$124.3

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2014, the impact of impairment charges of $10.3 million related to the closure of our 6-inch fab, and (ii) for 2013, restructuring charges of $1.8 million related to the restructuring of our 6-inch fab, and the impact of impairment charges of $3.4 million related to the impairment of goodwill, $1.9 million related to the impairment of certain technology and $0.5 million of machinery and equipment purchased in connection with our acquisition of Dawin Electronics, which we refer to as the “Dawin acquisition,” and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses incurred for our secondary offerings in September 2013, February 2013 and May 2012 and for tax and dues related to value added tax return revisions in 2012.
(f)	This adjustment eliminates the impact of loss on repayment of $203.7 million aggregate principal amount of the 2018 Notes in 2013.
(g)	This adjustment eliminates expenses incurred in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. This amount does not include any allocation of internal costs related to the restatement.

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

We present Adjusted Net Income as a further supplemental measure of our performance. We prepare Adjusted Net Income by adjusting net income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income for a number of reasons, including:

•	we use Adjusted Net Income in communications with our Board of Directors concerning our consolidated financial performance;

•	we believe that Adjusted Net Income is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry; and

•	our investor and analyst presentations may include Adjusted Net Income.

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

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In millions)
Net Income (Loss)	$(117.2)	$(64.2)	$110.0
Adjustments:
Restructuring and impairment charges(a)	10.3	8.2	—
Equity-based compensation expense(b)	2.1	2.2	2.4
Amortization of intangibles(c)	1.2	5.5	7.7
Foreign currency loss (gain), net(d)	24.6	(16.8)	(57.3)
Derivative valuation (gain), net(e)	—	(0.6)	(1.7)
Secondary offering and others(f)	—	1.4	3.3
Loss on early extinguishment of senior notes(g)	—	32.8	—
Restatement related expenses(h)	40.9	—	—

Adjusted Net Income (Loss)	$(38.1)	$(31.5)	$64.5

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2014, the impact of impairment charges of $10.3 million related to the closure of our 6-inch fab, and (ii) for 2013, restructuring charges of $1.8 million related to the restructuring of our 6-inch fab, and the impact of impairment charges of $3.4 million related to the impairment of goodwill, $1.9 million related to the impairment of certain technology and $0.5 million of machinery and equipment purchased in connection with the Dawin acquisition, and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.

(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses incurred for our secondary offerings in September 2013, February 2013 and May 2012 and for tax and dues related to value added tax return revisions in 2012.
(g)	This adjustment eliminates the impact of loss on repayment of $203.7 million aggregate principal amount of the 2018 Notes in 2013.
(h)	This adjustment eliminates expenses incurred in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. This amount does not include any allocation of internal costs related to the restatement.

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

Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2014 were $8.5 million and $38.1 million, respectively. Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2013 were $20.0 million and $31.5 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2012 were $124.3 million and $64.5 million, respectively.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2014 and 2013, we sold products to over 282 and 284 customers, respectively, and our net sales to our ten largest customers represented 61% and 59% of our net sales, respectively. We have a combined production capacity of over 127,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Material Costs. Our cost of material consists of costs of raw materials, such as silicon wafers, chemicals, gases and tape, packaging supplies, equipment maintenance and depreciation expenses. We use processes that require specialized raw materials, such as silicon wafers, that are generally available from a limited number of suppliers. If demand increases or supplies decrease, the costs of our raw materials could significantly increase.

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2014, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2014, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $766 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency forward and zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our total cash and cash equivalents is less than $30.0 million at the end of a fiscal quarter unless a waiver is obtained from the counterparty. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in U.S. dollars and as a percentage of our net sales:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(In millions)
Consolidated statements of operations data:
Net sales	$698.2	100.0%	$734.2	100.0%	$807.3	100.0%
Cost of sales	545.4	78.1	579.1	78.9	564.1	69.9

Gross profit	152.9	21.9	155.1	21.1	243.2	30.1
Selling, general and administrative expenses	127.0	18.2	85.8	11.7	82.7	10.2
Research and development expenses	92.8	13.3	87.9	12.0	76.3	9.4
Restructuring and impairment charges	10.3	1.5	8.2	1.1	—	—

Operating income (loss)	(77.1)	(11.0)	(26.8)	(3.6)	84.3	10.4
Interest expense, net	(16.3)	(2.3)	(20.4)	(2.8)	(22.6)	(2.8)
Foreign currency gain (loss), net	(24.7)	(3.5)	16.8	2.3	57.3	7.1
Loss on early extinguishment of senior notes	—	—	(32.8)	(4.5)	—	—
Others	2.4	0.3	2.9	0.4	3.9	0.5

	(38.6)	(5.5)	(33.5)	(4.6)	38.6	4.8

Income (loss) before income taxes	(115.7)	(16.6)	(60.2)	(8.2)	122.9	15.2
Income tax expenses	1.5	0.2	4.0	0.5	12.8	1.6

Net income (loss)	$(117.2)	(16.8)%	$(64.2)	(8.7)%	$110.0	13.6%

Net Sales:
Display Solutions	$199.9	28.6%	$203.0	27.6%	$285.9	35.4%
Power Solutions	137.2	19.7	135.3	18.4	125.0	15.5
Semiconductor Manufacturing Services	360.5	51.6	395.4	53.9	395.9	49.0
All other	0.6	0.1	0.5	0.1	0.6	0.1

	$698.2	100.0%	$734.2	100.0%	$807.3	100.0%

Results of Operations—Comparison of Years Ended December 31, 2014 and 2013

The following table sets forth consolidated results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$698.2	100.0%	$734.2	100.0%	$(36.0)
Cost of sales	545.4	78.1	579.1	78.9	(33.8)

Gross profit	152.9	21.9	155.1	21.1	(2.2)

Selling, general and administrative expenses	127.0	18.2	85.8	11.7	41.2
Research and development expenses	92.8	13.3	87.9	12.0	4.9
Restructuring and impairment charges	10.3	1.5	8.2	1.1	2.1

Operating loss	(77.1)	(11.0)	(26.8)	(3.6)	(50.4)

Interest expense, net	(16.3)	(2.3)	(20.4)	(2.8)	4.1
Foreign currency gain (loss), net	(24.7)	(3.5)	16.8	2.3	(41.5)
Loss on early extinguishment of senior notes	—	—	(32.8)	(4.5)	32.8
Others	2.4	0.3	2.9	0.4	(0.5)

	(38.6)	(5.5)	(33.5)	(4.6)	(5.1)

Loss before income taxes	(115.7)	(16.6)	(60.2)	(8.2)	(55.5)
Income tax expenses	1.5	0.2	4.0	0.5	(2.4)

Net loss	$(117.2)	(16.8)%	$(64.2)	(8.7)%	$(53.0)

Net Sales
	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$199.9	28.6%	$203.0	27.6%	$(3.1)
Power Solutions	137.2	19.7	135.3	18.4	1.9
Semiconductor Manufacturing Services	360.5	51.6	395.4	53.9	(34.8)
All other	0.6	0.1	0.5	0.1	—

	$698.2	100.0%	$734.2	100.0%	$(36.0)

Net sales were $698.2 million for the year ended December 31, 2014, a $36.0 million, or 4.9%, decrease compared to $734.2 million for the year ended December 31, 2013. Net sales declined in 2014 compared to fiscal year 2013 primarily as a result of significant decrease in revenue related to our Semiconductor Manufacturing Services line as described below.

Display Solutions. Net sales from our Display Solutions line were $199.9 million for the year ended December 31, 2014, a $3.1 million, or 1.5%, decrease compared to $203.0 million for the year ended December 31, 2013. The decline is primarily due to lower sales of large display products by $23.0 million, offset by the increase in sales of $19.5 million in the mid-range smartphone market.

Power Solutions. Net sales from our Power Solutions line were $137.2 million for the year ended December 31, 2014, a $1.9 million, or 1.4%, increase compared to $135.3 million for the year ended December 31, 2013. The increase in sales of premium products such as Super Junction MOSFETs positively impacted our overall revenue and sales volume.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services line were $360.5 million for the year ended December 31, 2014, a $34.8 million, or 8.8%, decrease compared to $395.4 million for the year ended December 31, 2013. The decrease was attributable to reduced levels of demand for our products by customers primarily serving the smartphone market.

All Other. All other net sales were $0.6 million for the year ended December 31, 2014 and $0.5 million for the year ended December 31, 2013.

Net Sales by Geographic Region

We report net sales by geographic region based on the location of customers. Revenue from a foreign subsidiary of a multi-national corporation is classified based on the location of the subsidiary. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$260.1	37.3%	$313.6	42.7%	$(53.5)
Asia Pacific (other than Korea)	324.2	46.4	284.4	38.7	39.8
U.S.A.	91.3	13.1	100.8	13.7	(9.5)
Europe	21.2	3.0	32.1	4.4	(11.0)
Others	1.4	0.2	3.2	0.4	(1.8)

	$698.2	100.0%	$734.2	100.0%	$(36.0)

Net sales in Korea for the year ended December 31, 2014 decreased from $313.6 million to $260.1 million compared to the year ended December 31, 2013, or by $53.5 million, or 17.1%, primarily due to the decline in demand for our products for large display applications, discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific. Net sales in Asia Pacific for the year ended December 31, 2014 increased from $284.4 million to $324.2 million compared to the year ended December 31, 2013, or by $39.8 million, or 14.0%. The increase was attributable to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific.

Net sales in the U.S. for the year ended December 31, 2014 decreased from $100.8 million to $91.3 million compared to the year ended December 31, 2013, or by $9.5 million, or 9.4%. Net sales in Europe for the year ended December 31, 2014 decreased from $32.1 million to $21.2 million compared to the year ended December 31, 2013, or by $11.0 million, or 34.2%. The decreases in net sales in the U.S. and Europe were primarily due to the decrease in demand from our customers in the high end smartphone market.

Gross Profit

Total gross profit was $152.9 million for the year ended December 31, 2014 compared to $155.1 million for the year ended December 31, 2013, a $2.2 million, or 1.4%, decrease. Gross profit as a percentage of net sales for the year ended December 31, 2014 increased to 21.9% compared to 21.1% for the year ended December 31, 2013.

The increase in gross profit as a percentage of net sales was attributable to the decrease in inventory reserves of $47.1 million, the decrease in non-recurring expenses of $11.0 million related to the settlement of certain commercial disputes and the decrease in non-recurring expense accrual of $11.7 million related to the revised definition of “ordinary wages” based on the Korean Supreme Court’s ruling recorded in 2013. These factors were offset by the negative impact of unfavorable product mix and a lower utilization rate. Reduced levels of customer orders experienced by the Semiconductor Manufacturing Services line resulted in the low utilization rate.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $127.0 million, or 18.2% of net sales for the year ended December 31, 2014, compared to $85.8 million, or 11.7% of net sales for the year ended December 31, 2013. The increase of $41.2 million, or 48.0%, was primarily attributable to expenses of $40.9 million in outside service fees related to the Audit Committee’s independent investigation and related restatement and litigation, which are primarily comprised of legal, audit and consulting fees.

Research and Development (R&D) Expenses. Research and development expenses were $92.8 million, or 13.3% of net sales for the year ended December 31, 2014, compared to $87.9 million, or 12.0% of net sales for the year ended December 31, 2013. The increase of $4.9 million, or 5.6%, was due to an increase in direct material costs related to ongoing research and development activities and an increase in personnel costs.

Restructuring and Impairment Charges. Restructuring and impairment charges for the year ended December 31, 2014 were $10.3 million, or 1.5% of net sales, an increase of $2.1 million, or 25.1%, from $8.2 million, or 1.1% of net sales for the year ended December 31, 2013. Impairment charges of $10.3 million recorded for the year ended December 31, 2014 were related to the planned closure of our six-inch fabrication facilities. Restructuring charges of $1.8 million recorded for the year ended December 31, 2013 were related to the restructuring of our six-inch fabrication facilities. Impairment charges of $5.8 million for the year ended December 31, 2013 resulted from impairment of goodwill, certain technology and equipment of $3.4 million, $1.9 million and $0.5 million, respectively. These impairment charges related to goodwill, technology and equipment purchased in connection with the Dawin acquisition.

Operating Income

As a result of the foregoing, operating loss increased by $50.4 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. As discussed above, the increase in operating loss primarily resulted from a $41.2 million increase in selling, general and administrative expenses, which represent primarily outside service fees related to the Audit Committee’s independent investigation and related restatement and litigation, which are primarily comprised of legal, audit and consulting fees.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $16.3 million for the year ended December 31, 2014, a decrease of $4.1 million compared to $20.4 million for the year ended December 31, 2013. The decrease of $4.1 million was primarily due to the repayment of the 2018 Notes and the issuance of the 2021 Notes in 2013.

Foreign Currency Gain, Net. Net foreign currency loss for the year ended December 31, 2014 was $24.7 million, compared to net foreign currency gain of $16.8 million for the year ended December 31, 2013. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on early extinguishment of senior notes. In August 2013, we repaid $203.7 million aggregate principal amount of the 2018 Notes. In relation with this repayment, we recognized $32.8 million of loss on early extinguishment of senior notes in 2013.

Others. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments. Net gain on valuation of derivatives for the year ended December 31, 2014 represents either hedge ineffectiveness or components of changes in fair value of derivatives excluded from the assessments of hedge effectiveness.

Income Tax Expenses

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Korea where the statutory tax rate applicable to us was approximately 24.2% in 2014 and 2013. Statutory tax rates for all foreign subsidiaries other than our Japanese subsidiary were less than the U.S. federal statutory rate of 35%.

For the years ended December 31, 2014 and 2013, we recorded income tax expense of $1.5 million and $4.0 million, respectively. The effective tax rate was (1.3)% for the year ended December 31, 2014, as compared to (6.6)% for the year ended December 31, 2013. The income tax benefits computed at statutory tax rates for the years ended December 31, 2014 and 2013 were substantially offset by changes in valuation allowance, the difference in foreign tax rates lower than the U.S. federal statutory rate and withholding taxes in our Dutch subsidiary.

We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. The valuation allowances at December 31, 2014 and 2013 are primarily attributable to net deferred tax assets at our Korean subsidiary for which, due to expected losses related to our Korean subsidiary in future years, we have recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain of our foreign subsidiaries’ deferred tax assets pertaining to their related tax loss carry-forwards and tax credits that are not anticipated to generate a tax benefit.

Net Loss

As a result of the foregoing, net loss increased by $53.0 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. As discussed above, the increase in net loss was primarily due to a $50.4 million increase in operating loss and a $41.5 million increase in foreign currency loss, partially offset by a $32.8 million decrease in loss on early extinguishment of senior notes.

Results of Operations—Comparison of Years Ended December 31, 2013 and 2012

The following table sets forth consolidated results of operations for the year ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$734.2	100.0%	$807.3	100.0%	$(73.2)
Cost of sales	579.1	78.9	564.1	69.9	15.0

Gross profit	155.1	21.1	243.2	30.1	(88.2)

Selling, general and administrative expenses	85.8	11.7	82.7	10.2	3.1
Research and development expenses	87.9	12.0	76.3	9.4	11.6
Restructuring and impairment charges	8.2	1.1	—	—	8.2

Operating income (loss)	(26.8)	(3.6)	84.3	10.4	(111.1)

Interest expense, net	(20.4)	(2.8)	(22.6)	(2.8)	2.2
Foreign currency gain (loss), net	16.8	2.3	57.3	7.1	(40.4)
Loss on early extinguishment of senior notes	(32.8)	(4.5)	—	—	(32.8)
Others	2.9	0.4	3.9	0.5	(1.0)

	(33.5)	(4.6)	38.6	4.8	(72.0)

Income (loss) before income taxes	(60.2)	(8.2)	122.9	15.2	(183.1)
Income tax expenses	4.0	0.5	12.8	1.6	(8.9)

Net income (loss)	$(64.2)	(8.7)%	$110.0	13.6%	$(174.2)

Net Sales
	Year Ended December 31, 2013		Year Ended December 31, 2012
			As Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$203.0	27.6%	$285.9	35.4%	$(83.0)
Power Solutions	135.3	18.4	125.0	15.5	10.4
Semiconductor Manufacturing Services	395.4	53.9	395.9	49.0	(0.5)
All other	0.5	0.1	0.6	0.1	—

	$734.2	100.0%	$807.3	100.0%	$(73.2)

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

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent.

As of December 31, 2014, cash and cash equivalents held by our Korean subsidiary were $95.6 million, which represents 93.4% of our total cash and cash equivalents on a consolidated basis. We, as a holding company resident in the United States, issued our 2021 Notes. Payments under our outstanding 2021 Notes are currently funded in part by our Korean subsidiary’s repayment of its existing loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay the loans owed to our Luxembourg subsidiary, which repays loans owed to us. We continue to analyze and review various repatriation strategies to continue to efficiently repatriate funds. Repatriation of funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

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

Year ended December 31, 2014 compared to year ended December 31, 2013

As of December 31, 2014, our cash and cash equivalents balance was $102.4 million, a $51.2 million decrease, compared to $153.6 million as of December 31, 2013. The decrease resulted from $37.5 million of cash outflow used in operating activities and $16.7 million of cash outflow used in investing activities, which was partially offset by $0.1 million of cash inflow provided by financing activities.

Cash outflow used in operating activities totaled $37.5 million for the year ended December 31, 2014, compared to $68.8 million of cash inflow provided by operating activities in the year ended December 31, 2013. The net operating cash outflow for the year ended December 31, 2014 reflects our net loss of $117.2 million and non-cash adjustments of $97.0 million, which mainly consisted of depreciation and amortization, provision for severance benefits, a loss on foreign currency translation and an increase in net operating assets of $17.2 million.

Our working capital balance as of December 31, 2014 was $106.8 million compared to $172.1 million as of December 31, 2013. The $65.3 million decrease was primarily attributable to a $51.2 million decrease in cash and cash equivalents and a $15.6 million increase in accrued expenses, primarily as a result of accrual of outside service fees related to the Audit Committee’s independent investigation and related Restatement and litigation.

Cash flow used in investing activities totaled $16.7 million in the year ended December 31, 2014, compared to $44.1 million of cash used in investing activities in the year ended December 31, 2013. The decrease was primarily due to a decrease in capital expenditures of $24.7 million.

Cash inflows generated by financing activities totaled $0.1 million for the year ended December 31, 2014, compared to $50.1 million of cash outflow used in financing activities for the year ended December 31, 2013. The financing cash outflow for the year ended December 31, 2013 mainly consisted of the repayment of $229.3 million of our 2018 Notes and the repurchase of $51.0 million of our outstanding common stock, which were offset by $11.4 million of proceed received from the issuance of common stock in connection with option and warrant exercises and the net proceeds of $218.8 million from the issuance of our 2021 Notes. We repurchased 2,614,748 shares of common stock at a cost of $51.0 million for the year ended December 31, 2013. In March 2014, our Board of Directors suspended the stock repurchase program indefinitely, and the stock repurchase program expired by its terms on December 15, 2014. Subsequent to December 31, 2013, we did not repurchase any shares under the stock repurchase program.

For the year ended December 31, 2014, capital expenditures were $18.4 million, a $24.7 million, or 57.4%, decrease from $43.1 million in the year ended December 31, 2013, due to reduced need for capital spending on technology upgrades as a result of the high level of spending in prior years.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(In millions)
Senior notes(1)	$329.3	$14.9	$14.9	$14.9	$14.9	$14.9	$254.8
Operating lease(2)	46.6	5.9	4.5	2.2	2.1	2.0	29.9
Others(3)	12.7	9.1	3.7	—	—	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of December 31, 2014, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,099.2:1, the exchange rate as of December 31, 2014
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.5 million as of December 31, 2014. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $139.2 million as of December 31, 2014. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future period.

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

We believe that our significant accounting policies, which are described in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1. Business, Basis of Presentation and Significant Accounting Policies” included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

A portion of our sales are made through distributors for which revenue recognition criteria are usually met when the product is shipped to or accepted by the distributor, consistent with the principles described above. However, the risk of loss may not pass upon shipment of products to the distributor due to a variety of reasons, including the nature of the business arrangement with the distributors. For example, the financial condition of a distributor may indicate that payments by the distributor to us are contingent on resale of products to an end customer. In this situation, we defer recognition of revenue and cost of revenue on transactions with such distributor until the product has been resold to the end customer.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2014 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.8 million in our U.S. dollar financial instruments and cash balances.

See “Note 8. Derivative Financial Instruments” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Impact of Foreign Currency Exchange Rates on Reported Results of Operations” for additional information regarding our foreign exchange hedging activities.

Interest Rate Exposures

As of December 31, 2014, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rate is fixed, we have no market risk related to the 2021 Notes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MagnaChip Semiconductor Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MagnaChip Semiconductor Corporation and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) not maintaining an effective control environment, with respect to: (i) an attitude of integrity and ethics against the pressure to achieve sales, gross margin and adjusted EBITDA targets, (ii) adherence to U.S. GAAP, (iii) utilization of the whistleblower program, (iv) prevention or detection of undisclosed business practices involving the circumvention of numerous internal controls, and (v) appropriate level of accounting knowledge, experience and training commensurate with the Company’s financial reporting requirements under U.S. GAAP; (2) not maintaining effective monitoring activities to evaluate and communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective actions, including maintaining an effective internal audit function; (3) not designing effective controls over the completeness and accuracy of period end adjusting entries; and (4) not designing effective controls over the completeness and accuracy of the Company’s income tax accounting and disclosures, which existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

May 28, 2015

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$102,434	$153,606
Restricted cash	—	4
Accounts receivable, net	72,957	78,898
Inventories, net	75,334	74,698
Other receivables	10,616	6,011
Prepaid expenses	7,560	9,194
Current deferred income tax assets	237	1,348
Other current assets	6,898	10,403

Total current assets	276,036	334,162

Property, plant and equipment, net	223,766	254,297
Intangible assets, net	2,451	3,111
Long-term prepaid expenses	10,916	16,405
Deferred income tax assets	415	896
Other non-current assets	14,147	16,319

Total assets	$527,731	$625,190

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$70,767	$75,059
Other accounts payable	10,986	15,670
Accrued expenses	81,060	65,494
Other current liabilities	6,460	5,872

Total current liabilities	169,273	162,095

Long-term borrowings, net	224,035	223,923
Accrued severance benefits, net	139,289	134,172
Other non-current liabilities	13,636	23,459

Total liabilities	546,233	543,649

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,635,233 shares issued and 34,056,468 outstanding at December 31, 2014 and 40,627,131 shares issued and 34,048,366 outstanding at December 31, 2013	406	406
Additional paid-in capital	118,419	116,222
Retained earnings (deficit)	(11,343)	105,889
Treasury stock, 6,578,765 shares at December 31, 2014 and 2013, respectively	(90,918)	(90,918)
Accumulated other comprehensive loss	(35,066)	(50,058)

Total stockholders’ equity (deficit)	(18,502)	81,541

Total liabilities and stockholders’ equity	$527,731	$625,190

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands of US dollars, except share data)
Net sales	$698,218	$734,177	$807,336
Cost of sales	545,356	579,109	564,089

Gross profit	152,862	155,068	243,247

Operating expenses
Selling, general and administrative expenses	126,954	85,767	82,677
Research and development expenses	92,765	87,862	76,255
Restructuring and impairment charges	10,269	8,207	—

Total operating expenses	229,988	181,836	158,932

Operating income (loss)	(77,126)	(26,768)	84,315
Interest expense, net	(16,289)	(20,360)	(22,600)
Foreign currency gain (loss), net	(24,650)	16,837	57,280
Loss on early extinguishment of senior notes	—	(32,812)	—
Other income, net	2,356	2,870	3,890

Income (loss) before income taxes	(115,709)	(60,233)	122,885

Income tax expenses	1,523	3,970	12,847

Net income (loss)	$(117,232)	$(64,203)	$110,038

Earnings (loss) per common share—
Basic	$(3.44)	$(1.82)	$3.01
Diluted	$(3.44)	$(1.82)	$2.93

Weighted average number of shares—
Basic	34,055,513	35,232,194	36,567,684
Diluted	34,055,513	35,232,194	37,533,391

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands of US dollars)
Net income (loss)	$(117,232)	$(64,203)	$110,038

Other comprehensive income (loss)
Foreign currency translation adjustments	21,775	(13,727)	(37,737)
Derivative adjustments
Fair valuation of derivatives	(69)	7,497	5,237
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	(6,033)	(2,984)	4,608
Investment adjustments
Unrealized gain (loss) on investments	1,201	606	(15)
Reclassification adjustment for gain on investments included in net income (loss)	(1,882)	—	—

Total other comprehensive income (loss)	14,992	(8,608)	(27,907)

Total comprehensive income (loss)	$(102,240)	$(72,811)	$82,131

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained earnings (deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
(In thousands of US dollars, except share data)	Shares	Amount
Balance at January 1, 2012	37,907,575	$394	$99,060	$60,054	$(11,793)	$(13,543)	$134,172

Stock-based compensation	—	—	2,389	—	—	—	2,389
Issuance of common stock	4,499	—	46	—	—	—	46
Exercise of stock options	155,708	2	914	—	—	—	916
Exercise of warrants	52	—	—	—	—	—	—
Acquisition of treasury stock	(2,432,477)	—	—	—	(28,125)	—	(28,125)
Other comprehensive loss, net	—	—	—	—	—	(27,907)	(27,907)
Net Income	—	—	—	110,038	—	—	110,038

Balance at December 31, 2012	35,635,357	$396	$102,409	$170,092	$(39,918)	$(41,450)	$191,529

Stock-based compensation	—	—	2,213	—	—	—	2,213
Exercise of stock options	579,476	6	4,540	—	—	—	4,546
Exercise of warrants	448,281	4	7,060	—	—	—	7,064
Acquisition of treasury stock	(2,614,748)	—	—	—	(51,000)	—	(51,000)
Other comprehensive loss, net	—	—	—	—	—	(8,608)	(8,608)
Net loss	—	—	—	(64,203)	—	—	(64,203)

Balance at December 31, 2013	34,048,366	$406	$116,222	$105,889	$(90,918)	$(50,058)	$81,541

Stock-based compensation	—	—	2,072	—	—	—	2,072
Exercise of stock options	6,795	—	106	—	—	—	106
Exercise of warrants	1,307	—	19	—	—	—	19
Other comprehensive income, net	—	—	—	—	—	14,992	14,992
Net loss	—	—	—	(117,232)	—	—	(117,232)

Balance at December 31, 2014	34,056,468	$406	$118,419	$(11,343)	$(90,918)	$(35,066)	$(18,502)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$(117,232)	$(64,203)	$110,038
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	29,989	32,726	32,066
Provision for severance benefits	17,703	23,169	21,530
Bad debt expenses (reversal of allowance)	3,718	(85)	(6)
Amortization of debt issuance costs and original issue discount	614	890	1,009
Loss (gain) on foreign currency, net	32,760	(18,329)	(64,886)
Gain on disposal of investments	(1,524)	—	—
Impairment charges	10,269	6,378	—
Stock-based compensation	2,072	2,213	2,389
Loss on early extinguishment of senior notes	—	32,812	—
Other	1,375	1,479	(663)
Changes in operating assets and liabilities
Accounts receivable	(1,668)	26,756	5,758
Inventories, net	(3,380)	9,593	(12,495)
Other receivables	(5,052)	(3,964)	(337)
Other current assets	9,308	11,026	10,835
Deferred tax assets	1,458	1,470	1,914
Accounts payable	(1,526)	(3,111)	(1,737)
Other accounts payable	(13,046)	(10,376)	(11,007)
Accrued expenses	208	20,974	24,304
Other current liabilities	1,179	(387)	9,497
Other non-current liabilities	1,963	6,073	(3,329)
Payment of severance benefits	(6,650)	(6,130)	(6,997)
Other	(7)	(219)	223

Net cash provided by (used in) operating activities	(37,469)	68,755	118,106

Cash flows from investing activities
Decrease in restricted cash	4	125	13,021
Increase in restricted cash	—	—	(6,238)
Proceeds from disposal of plant, property and equipment	20	94	937
Proceeds from disposal of investments	2,003	—	—
Purchase of property, plant and equipment	(17,419)	(42,483)	(58,538)
Payment for intellectual property registration	(958)	(605)	(882)
Payment for purchase of Dawin, net of cash acquired	—	—	(8,642)
Payment of guarantee deposits	(323)	(1,365)	(320)
Other	(25)	131	118

Net cash used in investing activities	(16,698)	(44,103)	(60,544)

Cash flows from financing activities
Proceeds from issuance of common stock	68	11,375	962
Proceeds from issuance of senior notes	—	218,836	—
Repayment of long-term borrowings	—	(229,333)	—
Repayment of obligations under capital lease	—	—	(2,968)
Acquisition of treasury stock	—	(51,000)	(28,125)

Net cash provided by (used in) financing activities	68	(50,122)	(30,131)
Effect of exchange rates on cash and cash equivalents	2,927	(3,162)	(7,304)

Net increase (decrease) in cash and cash equivalents	(51,172)	(28,632)	20,127

Cash and cash equivalents
Beginning of the period	153,606	182,238	162,111

End of the period	$102,434	$153,606	$182,238

Supplemental cash flow information
Cash paid for interest	$14,817	$16,223	$21,955

Cash paid (refunded) for income taxes	$875	$6,267	$(609)

Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$688	$116	$2,989

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and Internet of Things (“IoT”) applications. The Company provides technology platforms for analog, mixed signal, power, high voltage, non-volatile memory, and RF applications. The Company’s business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel display. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in consumer, communication and industrial applications. The Company’s Semiconductor Manufacturing Services provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve the consumer, computing, communication, industrial, automotive and IoT applications.

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

Business Combination

Pursuant to accounting guidance for ASC 805, “Business Combinations” (“ASC 805”), the Company (i) applies the definition of “business” and “business combination” as prescribed by the revised guidance; (ii) recognizes assets acquired, liabilities assumed (including goodwill) measured at fair value at the acquisition date; (iii) recognizes acquisition-related expenses in earnings; and (iv) capitalizes technology and customer relationships at fair value as intangible assets.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2014, 98% of all employees of the Company were eligible for severance benefits.

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

A portion of the Company’s sales are made through distributors for which revenue recognition criteria are usually met when the product is shipped to or accepted by the distributors, consistent with the principles described above. However, the risk of loss may not pass upon shipment of products to the distributor due to a variety of reasons, including the nature of the business arrangement with the distributor. For example, the financial condition of a distributor may indicate that payments by the distributor to the Company are contingent on resale of products to an end customer. In this situation, the Company defers recognition of revenue and cost of revenue on transactions with such distributor until the product has been resold to the end customer.

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

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $3,386 thousand, $2,850 thousand, and $3,057 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $155 thousand, $161 thousand and $142 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Earnings per Share

In accordance with ASC 260, “Earnings Per Share” (“ASC 260”), the Company computes basic earnings per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution of potential common stock outstanding during the period. In determining the hypothetical shares repurchased, the Company uses the average share price for the period. In the case that earnings are negative, any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

Income Taxes

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

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements.

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

Fair Value of Financial Instruments

As of December 31, 2014, the Company did not have any assets measured at fair value on a recurring basis other than cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

As of December 31, 2013, the following table represents the Company’s assets measured at fair value on a recurring basis and the basis for that measurement:

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

Fair Value of Long-term Borrowings

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Borrowings:
6.625% senior notes due July 2021 (Level 2)	$224,035	$206,100	$223,923	$229,500

The Company used net proceeds from the issuance of the Company’s 6.625% senior notes due July 15, 2021 (the “2021 Notes”) of $218.8 million, which represents $225.0 million of principal amount net of $1.1 million of original issue discount and $5.1 million of debt issuance costs, together with cash on hand, to repay all of the Company’s then outstanding 10.5% senior notes due April 15, 2018 (the “2018 Notes”), including applicable premium and accrued interest, and to pay related fees and expenses of the 2021 Notes offering. For further description of the senior notes, see Note 10, “Long-term Borrowings”.

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs (Level 3) to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. As of December 31, 2014, the Company recognized $10,269 thousand of impairment charges, which were incurred due to the closure of its six-inch fabrication facility. See Note 5, “Property, Plant and Equipment” for additional information. In 2013, the Company recognized $5,870 thousand of impairment charges related to the Dawin acquisition and restructuring its fabrication facility. See Note 6, “Intangible Assets” for additional information.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

3. Accounts Receivable

Accounts receivable as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Accounts receivable	$74,850	$81,862
Notes receivable	257	460
Less:
Allowances for doubtful accounts	(263)	(268)
Sales return reserve	(787)	(1,205)
Low yield compensation reserve	(1,100)	(1,951)

Accounts receivable, net	$72,957	$78,898

Changes in allowance for doubtful accounts for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Beginning balance	$(268)	$(401)
Reversal of allowance (Bad debt expense)	(3,718)	115
Write off	3,508	18
Translation adjustments	215	—

Ending balance	$(263)	$(268)

Changes in sales return reserve for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Beginning balance	$(1,205)	$(1,264)
Provisions	(3,224)	(1,218)
Usage	3,598	1,296
Translation adjustments	44	(19)

Ending balance	$(787)	$(1,205)

Changes in low yield compensation reserve for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Beginning balance	$(1,951)	$(3,206)
Provisions	(766)	(1,868)
Usage	1,563	3,150
Translation adjustments	54	(27)

Ending balance	$(1,100)	$(1,951)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $22,256 thousand and $28,869 thousand for the years ended December 31, 2014 and 2013, respectively and these sales resulted in pre-tax losses of $64 thousand and $73 thousand for the years ended December 31, 2014 and 2013, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of these accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

Receivable Discount Programs

The Company uses receivable discount programs with certain customers. While these discount arrangements allow the Company to accelerate collection of customers’ receivables, there can be no assurance that these programs will continue in the future.

4. Inventories

Inventories as of December 31, 2014 and 2013 consist of the following:

	Year Ended December 31,
	2014	2013
Finished goods	40,404	43,734
Semi-finished goods and work-in-process	68,153	92,030
Raw materials	7,520	9,464
Materials in-transit and other	6,745	1,870
Less: inventory reserve	(47,488)	(72,400)

Inventories, net	$75,334	$74,698

Changes in inventory reserve for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Beginning balance	$(72,400)	$(25,429)
Change in reserve	(883)	(48,015)
Write off	23,765	3,086
Translation adjustments	2,030	(2,042)

Ending balance	$(47,488)	$(72,400)

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2014 and 2013 are comprised of the following:

	December 31,
	2014	2013
Buildings and related structures	$70,552	$81,050
Machinery and equipment	269,031	269,840
Vehicles and others	24,812	22,397

	364,395	373,287
Less: accumulated depreciation	(157,341)	(136,397)
Land	16,712	17,407

Property, plant and equipment, net	$223,766	$254,297

Aggregate depreciation expenses totaled $28,475 thousand and $25,934 thousand for the years ended December 31, 2014 and 2013, respectively.

During the fourth quarter of 2014, the Company recognized $10,269 thousand of impairment charges, which were incurred due to the closure of its six-inch fabrication facility. The impairment charges primarily resulted from $8,239 thousand of impairment to building, $1,763 thousand of impairment of machinery and equipment and $267 thousand of impairment of other tangible assets.

During the fourth quarter of 2013, the Company recorded $508 thousand in impairment charges related to the impairment of certain machinery and equipment which were purchased as part of the Dawin acquisition.

6. Intangible Assets

Intangible assets as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Technology	$19,683	$20,081
Customer relationships	28,269	29,444
Intellectual property assets	8,359	7,829
Less: accumulated amortization	(53,860)	(54,243)

Intangible assets, net	$2,451	$3,111

Aggregate amortization expenses for intangible assets totaled $1,514 thousand and $6,792 thousand for the years ended December 31, 2014 and 2013, respectively. The aggregate amortization expense of intangible assets for the next five years are estimated to be $316 thousand, $315 thousand, $315 thousand, $315 thousand and $314 thousand, for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

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

In addition, the Company recognized an impairment charge of $617 thousand related to certain existing technology from restructuring its fabrication facility in 2013.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7. Accrued Expenses

Accrued expenses as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Payroll, benefits and related taxes, excluding severance benefits	$18,654	$19,869
Withholding tax levied on intercompany interest income	27,497	23,872
Interest on senior notes	7,040	6,749
Settlement obligations	8,976	6,460
Outside service fees	10,640	1,462
Others	8,253	7,082

Accrued expenses	$81,060	$65,494

Settlement obligations included in the table above relate to claims involving the Company’s products that may have caused a failure in the customer’s product. Although the Company does not agree with the claim, as its product met the customer’s specifications, the Company considered a number of factors and decided not to dispute the claim but make certain in-kind payments as demanded by the customer. These settlement obligations are accrued when they are deemed probable and can be reasonably estimated.

8. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into forward and zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

The Company did not have any derivative contracts in effect as of December 31, 2014.

The forward and zero cost collar contracts qualify as cash flow hedges under ASC 815, since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding forward and zero cost collar contracts recorded as assets as of December 31, 2014 and 2013 are as follows:

Derivatives designated as hedging instruments:		December 31,
		2014	2013
Asset Derivatives:
Zero cost collars	Other current assets	$—	$4,912

Offsetting of derivative assets as of December 31, 2013 is as follows:

As of December 31, 2013	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Asset Derivatives:
Zero cost collars	$4,912	$—	$4,912	$—	$—	$4,912

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the years ended December 31, 2014 and 2013:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013		2014	2013		2014	2013
Forward	$—	$3,405	Net sales	$—	$3,484	Other income (expenses)— Others	$—	$412
Zero cost collars	(69)	4,092	Net sales	6,033	(500)	Other income (expenses)— Others	(12)	222

Total	$(69)	$7,497		$6,033	$2,984		$(12)	$634

As of December 31, 2014, the amount expected to be reclassified from accumulated other comprehensive income into earnings within the next twelve months is $485 thousand.

On September 1, 2014, the Company and the counterparty, the Goldman Sachs International bank (“GS”), mutually agreed to terminate a zero cost collar contract under termination provisions of the International Swaps and Derivatives Association (“ISDA”) agreement. In connection with this termination, the Company received $1,050 thousand for settlement proceeds from GS.

On September 30, 2014, the Company and the counterparty, UBS AG, Seoul Branch (“UBS”), mutually agreed to terminate a zero cost collar contract under termination provisions of the ISDA agreement. In connection with this termination, the Company received $430 thousand for settlement proceeds from UBS.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

9. Product Warranties

Changes in accrued warranty liabilities for each period are as follows:

	Year Ended December 31,
	2014	2013
Beginning balance	$877	$1,223
Provisions	7,194	1,917
Usage	(4,923)	(2,268)
Translation adjustments	(175)	5

Ending balance	$2,973	$877

10. Long-term Borrowings

Long-term borrowings as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
6.625% senior notes due July 2021 (the 2021 Notes)	$225,000	$225,000
Discount on senior notes	(965)	(1,077)

Long-term borrowings, net of unamortized discount	$224,035	$223,923

6.625% Senior Notes

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

In connection with the issuance of the 2021 Notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2013 to 2021. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $503 thousand for the year ended December 31, 2014. The remaining capitalized costs as of December 31, 2014, which were included in other non-current assets in the consolidated balance sheet, were $4,320 thousand.

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

As disclosed in the Company’s Form 8-K filed on June 25, 2014, the Company received a notice of default on June 20, 2014 (the “10-K and Q1 10-Q Notice of Default”) from the Trustee under the Indenture. The 10-K and Q1 10-Q Notice of Default related to the failure by the Company, pursuant to Section 4.03 of the Indenture, to file with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Initial Reporting Defaults”). The Company did not cure the Initial Reporting Defaults within the applicable 60-day grace period and the Initial Reporting Defaults ripened into Events of Default. The Company elected, as the sole and exclusive remedy for the Events of Default, to pay additional interest on the 2021 Notes at a rate equal to 0.25% per annum of the principal amount of the 2021 Notes (the “Additional Interest”) for a period of up to180 days following the occurrence of the Events of Default (the “Additional Interest Period”).

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

Upon the filing with the SEC of the 2013 Form 10-K and the Form 10-Qs for each of the fiscal quarters ended March 31, 2014, June 30, 2014 and September 31, 2014, the Company regained compliance with its reporting obligations under the Indenture and cured all identified covenant defaults in each of the 10-K and the Q1 10-Q Notice of Default, the Q2 10-Q Notice of Default, and the Q3 10-Q Notice of Default, and ceased accruing the Additional Interest on the 2021 Notes as of February 12, 2015.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

11. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. (Korea). Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2014, 98% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Year Ended December 31,
	2014	2013
Beginning balance	$135,356	$116,036
Provisions	17,703	23,169
Severance payments	(6,650)	(6,130)
Translation adjustments	(6,003)	2,281

	140,405	135,356
Less: cumulative contributions to the National Pension Fund	(346)	(383)
Group severance insurance plan	(770)	(801)

	$139,289	$134,172

The severance benefits are funded approximately 0.8% and 0.9% as of December 31, 2014 and 2013, respectively, through the Company’s National Pension Fund and group severance insurance plan which will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its employees upon their normal retirement age:

Severance Benefit
2015	$294
2016	1,154
2017	1,714
2018	2,937
2019	2,263
2020 – 2024	23,798

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

12. Common Stock

Common stock par value $0.01 per share, was authorized in the amount of 150,000 thousand shares, of which 40,635 thousand shares were issued and 34,056 thousand shares were outstanding as of December 31, 2014.

Changes in common stock for each period are as follows:

	Year Ended December 31,
	2014		2013
	Shares	Amount	Shares	Amount
Common stock at the beginning of the period	34,048,366	$406	35,635,357	$396
Exercise of stock options	6,795	0	579,476	6
Exercise of warrants	1,307	0	448,281	4
Acquisitions of treasury stock	—	—	(2,614,748)	—

Total common stock outstanding at the end of the period	34,056,468	$406	34,048,366	$406

On October 7, 2011, the Company’s Board of Directors adopted a stock repurchase program whereby the Company may, subject to prevailing market conditions and other factors, repurchase up to $35 million of its outstanding common stock. The Board of Directors extended and increased the program by an additional $25 million in August 2012, for a maximum aggregate repurchase amount under the original program of up to $60 million. On July 30, 2013, the Company announced that the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to $100 million of its common stock. The new stock repurchase program was effective August 5, 2013 through December 15, 2014, and replaced the original stock repurchase program. The stock repurchase program did not require that the Company purchases a minimum amount of shares of its common stock and may be commenced, suspended, resumed or terminated at any time without notice. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s common stock and other factors, and subject to contractual restrictions and restrictions under applicable law and regulations. The Company purchased 2,615 thousand shares of common stock on the open market at a cost of $51,000 thousand for the year ended December 31, 2013. The Company accounted for the treasury stock using the cost method, which treats it as a temporary reduction in stockholders’ equity. As a result, the stockholders’ equity has decreased by $51,000 thousand for the years ended December 31, 2013. In March 2014, the Board of Directors suspended the stock repurchase program indefinitely, and the stock repurchase program expired by its terms on December 15, 2014. Subsequent to December 31, 2013, the Company did not repurchase any shares under the stock repurchase program.

13. Equity Incentive Plans

The Company adopted its 2009 Common Unit Plan, or the 2009 Plan, effective December 8, 2009, which is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The 2009 Plan terminated immediately following the Company’s corporate conversion in March 2011, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire. The Company adopted its 2011 Equity Incentive Plan, or the 2011 Plan, in March 2010. The Company amended and restated the 2011 Plan in February 2011, and the Company’s stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 upon the Company’s corporate conversion in March 2011. Awards may be granted under the 2011 Plan to the Company’s employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While the Company may grant incentive stock options only to employees, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of options shall not exceed ten years from the date of grant. Restricted stock purchase rights shall be exercisable within a period established by the Compensation Committee, which shall in no event exceed thirty days from the effective date of the grant. As of December 31, 2014, an aggregate maximum of 5,902 thousand shares were authorized and 955 thousand shares were reserved for all future grants.

Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Plan. The requisite service period, or the period during which a grantee is required to provide service in exchange for option grants, coincides with the vesting period. The stock options typically vest over three years following grant, with 34% of the common stock vesting and becoming exercisable on the first anniversary of grant date and 8% or 9% of the common stock subject to the options vesting on completion of each three-month period thereafter.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The purchase price for shares issuable under each restricted stock purchase right shall be established by the Compensation Committee in its discretion. No monetary payment (other than applicable tax withholding) shall be required as a condition of receiving shares pursuant to a restricted stock bonus, the consideration for which shall be services actually rendered to a participating company or for its benefit. Stock issued pursuant to any restricted stock award may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria as shall be established by the Compensation Committee and set forth in the award agreement evidencing such award. During any period in which stock acquired pursuant to a restricted stock award remain subject to vesting conditions, such stock may not be sold, exchanged, transferred, pledged, assigned or otherwise disposed of other than pursuant to an ownership change event or transfer by will or the laws of descent and distribution. The grantee shall have all of the rights of a stockholder of the Company holding stock, including the right to vote such stock and to receive all dividends and other distributions paid with respect to such stock; provided, however, that if so determined by the Compensation Committee and provided by the award agreement, such dividends and distributions shall be subject to the same vesting conditions as the stock subject to the restricted stock award with respect to which such dividends or distributions were paid. If a grantee’s service terminates for any reason, whether voluntary or involuntary (including the grantee’s death or disability), then (a) the Company (or its assignee) has the option to repurchase for the purchase price paid by the grantee any stock acquired by the grantee pursuant to a restricted stock purchase right which remain subject to vesting conditions as of the date of the grantee’s termination of service and (b) the grantee shall forfeit to the Company any stock acquired by the grantee pursuant to a restricted stock bonus which remain subject to vesting conditions as of the date of the grantee’s termination of service. The Company has the right to assign at any time any repurchase right it may have, whether or not such right is then exercisable, to one or more persons as may be selected by the Company.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes stock option and restricted stock bonus activities for the years ended December 31, 2014, 2013 and 2012 after giving effect to the corporate conversion. At the date of grant, all options had an exercise price above the fair value of common stock:

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2012	2,008,960	$6.79	2,773	8.1 years
Granted	1,319,500	8.29	—	—
Forfeited	(95,271)	11.07	—	—
Exercised	(155,708)	5.88	—	—

Outstanding at December 31, 2012	3,077,481	$7.35	26,385	7.9 years

Vested and expected to vest at December 31, 2012	3,021,937	7.32	25,988	7.9 years
Exercisable at December 31, 2012	1,726,891	6.54	16,203	7.0 years

Outstanding at January 1, 2013	3,077,481	7.35	26,385	7.9 years
Granted	455,000	17.08	—	—
Forfeited	(8,360)	10.89	—	—
Exercised	(579,476)	7.44	—	—

Outstanding at December 31, 2013	2,944,645	$8.82	31,558	7.3 years

Vested and expected to vest at December 31, 2013	2,916,184	8.78	31,376	7.3 years
Exercisable at December 31, 2013	1,946,475	7.00	24,325	6.7 years

Outstanding at January 1, 2014	2,944,645	$8.82	31,558	7.3 years
Granted	310,000	16.75	—	—
Forfeited	(31,905)	8.34	—	—
Exercised	(6,795)	7.03	—	—

Outstanding at December 31, 2014	3,215,945	$9.60	39,615	6.6 years

Vested and expected to vest at December 31, 2014	3,204,967	9.58	39,610	6.6 years
Exercisable at December 31, 2014	2,760,402	8.70	39,187	6.3 years

Total compensation expenses recorded for the stock options were $2,072 thousand, $2,213 thousand and $2,389 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $636 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average future period of 0.8 year. Total fair value of options vested were $2,957 thousand, $1,746 thousand and $1,515 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted for the years ended December 31, 2014, 2013 and 2012 and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Year Ended December 31,
	2014	2013	2012
Grant-date fair value of option	$4.10	$4.30	$2.70
Expected term	2.7 Years	2.8 Years	3.0 Years
Risk-free interest rate	0.7%	0.4%	0.4%
Expected volatility	36.7%	37.6%	48.8%
Expected dividends	—	—	—

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31,
	2014		2013		2012
	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value
Unvested options at the beginning of the period	998,170	$3.69	1,350,590	$2.79	796,514	$2.60
Granted options during the period	310,000	4.10	455,000	4.30	1,319,500	2.70
Vested options during the period	(819,818)	3.61	(651,530)	2.68	(654,022)	2.32
Forfeited options during the period	(31,905)	3.20	(7,106)	3.92	(74,335)	4.02
Exercised options during the period	(904)	3.16	(148,784)	2.46	(37,067)	1.87

Unvested options at the end of the period	455,543	$4.18	998,170	$3.69	1,350,590	$2.79

14. Restructuring and Impairment Charges

2014 Impairment Charges

The Company recognized $10,269 thousand of impairment charges, which were incurred due to the closure of its six-inch fabrication facility. The impairment charges primarily resulted from $8,239 thousand of impairment to building, $1,763 thousand of impairment of machinery and equipment and $267 thousand of impairment of other tangible assets.

2013 Restructuring and Impairment Charges

The Company recognized $1,829 thousand of restructuring charges for the year ended December 31, 2013 from restructuring its six-inch fabrication facility and $617 thousand of impairment charges from certain existing technology.

The Company recognized impairment charges related to impairment of goodwill, certain technology and equipment of $3,389 thousand, $1,864 thousand and $508 thousand, respectively. These impairment charges relate to goodwill, technology and equipment purchased in connection with the Dawin acquisition.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

15. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2014, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $766 million. The Korean won to U.S. dollar exchange rates were 1,099.2:1, 1,055.3:1 and 1,071.1:1 using the first base rate as of December 31, 2014, 2013 and 2012, respectively, as quoted by the Korea Exchange Bank.

16. Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction. “Domestic” refers to the income before taxes and current income taxes generated or incurred in the United States, where the parent company resides.

The components of income tax expense are as follows:

	Year Ended December 31,
	2014	2013	2012
Income (loss) before income taxes
Domestic	$(22,146)	$(6,127)	$(2,634)
Foreign	(93,563)	(54,106)	125,519

	$(115,709)	$(60,233)	$122,885

Current income taxes expense (benefit)
Domestic	$(3,300)	$(2,258)	$6,170
Foreign	3,312	4,875	4,533
Uncertain tax position liability (domestic)	10	(87)	14
Uncertain tax position liability (foreign)	(66)	7	175

	(44)	2,537	10,892

Deferred income taxes expense
Foreign	1,567	1,433	1,955

Total income tax expenses	$1,523	$3,970	$12,847

Effective tax rate	—	—	10.5%

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

The statutory income tax rate of the Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., applicable to the Company was approximately 24.2% in 2014, 2013 and 2012.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows:

	Year Ended December 31,
	2014	2013	2012
Provision computed at statutory rate	$(40,498)	$(21,082)	$43,010
Change in statutory tax rate	—	—	—
Difference in foreign tax rates	10,130	5,375	(12,544)
Permanent differences
Derivative assets adjustment	(1,526)	1,469	3,364
TPECs, hybrid and other interest	(6,813)	(3,151)	(5,920)
Permanent impairment	—	—	(935)
Thin capitalization	—	—	97
Deemed dividend	—	—	7,609
Permanent foreign currency gain (loss)	(901)	3,351	(465)
Customs penalty	—	—	742
Non-deductible settlement	6,318	—	—
Other permanent differences	(1,097)	(881)	1,556
Withholding tax	3,506	3,918	4,242
Foreign exchange rate adjustment	4,687	(7,455)	(4,127)
Change in valuation allowance	29,484	24,062	(21,184)
Tax credit	(1,811)	(1,818)	(2,796)
Uncertain tax positions liability	(56)	(80)	189
Others	100	262	9

Income tax expenses	$1,523	$3,970	$12,847

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2014, 2013 and 2012 are as follows:

	December 31,
	2014	2013	2012
Deferred tax assets
Accounts Receivables	$1,076	$28,628	$8,799
Inventories	11,015	5,866	3,501
Accrued expenses	9,030	8,758	2,812
Product warranties	719	292	306
Other reserves	457	684	1,072
Royalty income	147	1,364	3,118
Property, plant and equipment	15,914	13,667	12,945
Intangible assets	780	922	—
Accumulated severance benefits	30,413	27,769	23,465
Foreign currency translation loss	17,496	12,220	13,533
NOL carry-forwards	80,979	53,714	72,533
Tax credit	25,161	26,041	26,786
Other long-term payable	1,034	608	168
Others	1,990	2,887	1,438

Total deferred tax assets	196,211	183,420	170,476
Less: valuation allowance	(194,739)	(178,729)	(162,968)

	1,472	4,691	7,508

Deferred tax liabilities
Derivative assets	—	1,189	124
Intangible assets	—	—	1,712
Foreign currency translation gain	748	19	1,003
Others	147	1,239	295

Total deferred tax liabilities	895	2,447	3,134

Net deferred tax assets	$577	$2,244	$4,374

Reported as
Current deferred income tax assets	$237	$1,348	$1,788
Non-current deferred income tax assets	$415	$896	$2,586
Current deferred income tax liabilities	$(72)	$—	$—
Non-current deferred income tax liabilities	$(3)	$—	$—

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The valuation allowances at December 31, 2014, 2013 and 2012 are primarily attributable to net deferred tax assets at the Company’s Korean subsidiary for which, due to expected losses related to the Company’s Korean subsidiary in future years, the Company has recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain foreign subsidiary’s deferred tax assets pertaining to its related tax loss carry-forwards that are not anticipated to generate a tax benefit. Changes in valuation allowance for deferred tax assets for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$178,729	$162,968	$200,056
Charged to expense (income)	29,484	24,062	(21,184)
NOL and tax credit expiration	(7,605)	(10,150)	(25,305)
Translation adjustment	(5,869)	1,849	9,401

Ending balance	$194,739	$178,729	$162,968

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

As of December 31, 2014, 2013 and 2012, the Company had net deferred tax assets of $577 thousand, $2,244 thousand and $4,374 thousand, respectively, related to the Company’s Japanese subsidiary. As of December 31, 2014, 2013 and 2012, the Company recorded a valuation allowance of $194,739 thousand, $178,729 thousand and $162,968 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credit in domestic and foreign subsidiaries. The Company maintained to record these valuation allowances on deferred tax assets based on its assessment that the negative evidence of expected losses in early future years outweighed the positive evidence of historical income.

As of December 31, 2014, the Company had approximately $315,344 thousand of net operating loss carry-forwards available to offset future taxable income. The majority of net operating loss is associated with the Company’s Korean subsidiary, which expires in part at various dates through 2024, and with the Company’s Luxembourg subsidiary with indefinite expiration. The Company utilized net operating loss of $1,219 thousand, $69,159 thousand and $86,938 thousand, for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also has Korean, Dutch and U.S. tax credit carry-forwards of approximately $9,561 thousand, $15,210 thousand and $390 thousand, respectively, as of December 31, 2014. The Korean tax credits expire at various dates starting from 2015 to 2019, and the Dutch tax credits are carried forward to be used for an indefinite period of time.

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

As of December 31, 2014, 2013 and 2012, the Company recorded $3,491 thousand, $3,706 thousand and $3,820 thousand of liabilities for unrecognized tax benefits, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $110 thousand, $106 thousand and $5 thousand of income tax benefits by reversing liabilities due to the lapse of the applicable statute of limitations and incurred $44 thousand, $7 thousand and $55 thousand of income tax expenses for uncertain tax positions mainly resulting from withholding taxes related to intercompany balances.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expenses. The Company recognized $10 thousand, $20 thousand, $139 thousand of interest and penalties as income tax expense for the years ended December 31, 2014, 2013 and 2012, respectively. Total interest and penalties accrued as of December 31, 2014, 2013 and 2012 were $480 thousand, $530 thousand and $544 thousand, respectively.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows:

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits, balance at the beginning	$11,865	$11,196	$10,297
Additions based on tax positions related to the current year	4,472	1,690	1,342
Additions for tax positions of prior years	47	—	41
Lapse of statute of limitations	(1,040)	(1,067)	(942)
Translation adjustment	(375)	46	458

Unrecognized tax benefits, balance at the ending	$14,969	$11,865	$11,196

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

The following is a summary of net sales by business line:

	Year Ended December 31,
	2014	2013	2012
Net Sales
Display Solutions	$199,861	$202,951	$285,939
Semiconductor Manufacturing Services	360,549	395,365	395,858
Power Solutions	137,246	135,329	124,960
All other	562	532	579

Total net sales	$698,218	$734,177	$807,336

The following is a summary of net sales by region, based on the location of the customer:

	Year Ended December 31,
	2014	2013	2012
Korea	$260,139	$313,634	$365,682
Asia Pacific (other than Korea)	324,248	284,429	271,908
U.S.A.	91,308	100,790	124,481
Europe	21,159	32,136	39,304
Others	1,364	3,188	5,961

	$698,218	$734,177	$807,336

Net sales from the Company’s top ten largest customers accounted for 61%, 59% and 61% for the years ended December 31, 2014, 2013 and 2012, respectively.

For the year ended December 31, 2014, the Company had two customers that represented 11.4% and 10.7% of its net sales, respectively. For the year ended December 31, 2013, the Company had one customer that represented 11.3% of its net sales. For the year ended December 31, 2012, the Company had another customer that represented 11.5% of its net sales.

96% of the Company’s property, plant and equipment are located in Korea as of December 31, 2014.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

18. Commitments and Contingencies

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

Operating Leases

The Company leases land, office space and equipment under various operating lease agreements with various terms. Rental expenses were approximately $9,421 thousand, $8,829 thousand and $8,879 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows:

2015	$5,876
2016	4,491
2017	2,168
2018	2,149
2019	2,025
2020 and thereafter	29,913

$46,622

Securities Class Action Complaints

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s now-former officers. On March 16, 2015, a second amended complaint in this same action was filed against the Company, certain of the Company’s current directors and former and now-former officers, and a stockholder of the Company on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015. The second amended complaint asserts claims for (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s current directors and former and now-former officers, (ii) alleged violations of Section 20(a) of the Exchange Act by certain of the Company’s current directors and former and now-former officers, and (iii) alleged violations of Sections 20(a) and 20(A) of the Exchange Act by a stockholder. The action, Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-cv-1160, is pending in the Northern District of California.

On April 21, 2015, a related purported class action lawsuit was filed against the Company, certain of the Company’s current directors and former and now-former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015, including all purchasers of the Company’s common stock pursuant to or traceable to a shelf registration statement and prospectus issued in connection with the Company’s February 6, 2013 public stock offering. The complaint asserts claims for (i) alleged violations of Section 11 of the Securities Act by the Company, certain of the Company’s current directors and former and now-former officers, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (ii) alleged violations of Section 12 of the Securities Act by the Company, certain of the Company’s former and now-former officers, a shareholder of the Company, and certain financial firms that acted as

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

underwriters of the Company’s public stock offerings, (iii) alleged violations of Section 15 of the Securities Act by the Company, certain of the Company’s former and now-former officers, and a shareholder of the Company, (iv) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s former and now-former officers, (v) alleged violations of Section 20(a) of the Exchange Act by the Company, certain of the Company’s former and now-former officers, and a shareholder of the Company. The action, Okla. Police Pension & Retirement Sys. v. MagnaChip Semiconductor Corp., et al., No. 3:15-cv-01797, is pending in the Northern District of California. A motion to consolidate Okla. Police Pension & Retirement Sys. v. MagnaChip Semiconductor Corp., et al., No. 3:15-cv-01797 and Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-cv-1160 is also pending. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

SEC Enforcement Staff Review

In March 2014, the Company voluntarily reported to the Securities and Exchange Commission (“SEC”) that the Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced the independent investigation. Over the course of 2014 and in the first quarter of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the independent investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with its investigation. The Company has and will continue to fully cooperate with the SEC in this investigation. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

19. Related Party Transactions

Stockholders

Funds affiliated with Avenue Capital Management II, L.P. (“Avenue”) owned 12.0% of the Company’s common stock issued and outstanding at December 31, 2014.

Registration Rights Agreement

On November 9, 2009, the Company entered into a registration rights agreement with the holders of MagnaChip Semiconductor LLC’s common units issued in the Company’s reorganization proceedings, including Avenue, where the Company granted them registration rights with respect to the Company’s common stock. In 2012 and 2013, the Company paid fees and expenses of $1.2 million and $0.8 million, respectively, in connection with the registration and sale of shares of the Company’s common stock by Avenue pursuant to such registration rights agreement. Affiliates of Avenue currently have two employees serving as members of the Company’s Board of Directors. Another member of the Board of Directors was also previously employed by affiliates of Avenue until December 31, 2012, and currently serves as a consultant to affiliates of Avenue.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

20. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, 2014 and 2013, respectively:

	Year Ended December 31,
	2014	2013
Foreign currency translation adjustments	$(35,551)	$(57,326)
Derivative adjustments	485	6,587
Unrealized gain on investments	—	681

Total	$(35,066)	$(50,058)

Changes in accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 is as follows:

Year Ended December 31, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(57,326)	$6,587	$681	$(50,058)

Other comprehensive income (loss) before reclassifications	21,775	(69)	1,201	22,907
Amounts reclassified from accumulated other comprehensive income	—	(6,033)	(1,882)	(7,915)

Net current-period other comprehensive income (loss)	21,775	(6,102)	(681)	14,992

Ending balance	$(35,551)	$485	$—	$(35,066)

Year Ended December 31, 2013	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(43,599)	$2,074	$75	$(41,450)

Other comprehensive income (loss) before reclassifications	(13,727)	7,497	606	(5,624)
Amounts reclassified from accumulated other comprehensive income	—	(2,984)	—	(2,984)

Net current-period other comprehensive income (loss)	(13,727)	4,513	606	(8,608)

Ending balance	$(57,326)	$6,587	$681	$(50,058)

Year Ended December 31, 2012	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(5,862)	$(7,771)	$90	$(13,543)

Other comprehensive income (loss) before reclassifications	(37,737)	5,237	(15)	(32,515)
Amounts reclassified from accumulated other comprehensive loss	—	4,608	—	4,608

Net current-period other comprehensive income (loss)	(37,737)	9,845	(15)	(27,907)

Ending balance	$(43,599)	$2,074	$75	$(41,450)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

21. Earnings (loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(117,232)	$(64,203)	$110,038
Weighted average common stock outstanding
Basic	34,055,513	35,232,194	36,567,684
Diluted	34,055,513	35,232,194	37,533,391
Earnings (loss) per share
Basic	$(3.44)	$(1.82)	$3.01
Diluted	$(3.44)	$(1.82)	$2.93

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they would have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2014	2013	2012
Options	3,215,945	2,944,645	255,023
Warrants	—	1,426,330	1,874,977

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

22. Unaudited Quarterly Financial Results

The following tables present selected unaudited Consolidated Statements of Operations for each quarter of the years ended December 31, 2014 and 2013.

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$164,164	$172,070	$194,332	$167,652
Gross profit	40,277	35,457	42,630	34,498
Operating loss	(7,887)	(19,348)	(19,482)	(30,409)
Net income (loss)	$(21,605)	$15,010	$(46,807)	$(63,830)
Earnings (loss) per share:
Basic	$(0.63)	$0.44	$(1.37)	$(1.87)
Diluted	$(0.63)	$0.43	$(1.37)	$(1.87)
Weighted average common stock outstanding:
Basic	34,052,875	34,056,359	34,056,359	34,056,413
Diluted	34,052,875	35,177,915	34,056,359	34,056,413

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$194,322	$193,533	$170,812	$175,510
Gross profit	58,235	45,241	34,413	17,179
Operating income (loss)	13,966	2,665	(10,220)	(33,179)
Net income (loss)	$(17,589)	$(24,668)	$251	$(22,197)
Earnings (loss) per share:
Basic	$(0.49)	$(0.70)	$0.01	$(0.64)
Diluted	$(0.49)	$(0.70)	$0.01	$(0.64)
Weighted average common stock outstanding:
Basic	35,539,413	35,474,001	35,443,820	34,480,849
Diluted	35,539,413	35,474,001	37,484,601	34,480,849

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

23. Subsequent Events

Restatement

On February 12, 2015, the Company filed with the SEC its 2013 Form 10-K containing audited financial statements of the Company for the year ended December 31, 2013 and audited restated financial statements for the years ended December 31, 2012 and 2011, and simultaneously filed its Form 10-Q for each of the quarters ended March 31, 2014, June 30, 2014 and September, 30, 2014, which included the corresponding comparative restated financial statements for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively.

Late Filings

On March 17, 2015, the Company filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that the Company would be unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”) with the SEC. On May 12, 2015, the Company filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that the Company would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 with the SEC.

NYSE Action

On April 6, 2015, the Company filed a Current Report on Form 8-K with the SEC announcing that on April 1, 2015 the Company received from NYSE Regulation, Inc. (the “NYSE”) a notice of failure to satisfy a continued listing rule or standard and related monitoring. The notice informed the Company that, as a result of the failure to timely file the 2014 10-K, the Company is subject to the procedures specified in Section 802.01E (SEC Annual and Quarterly Report Timely Filing Criteria) of the NYSE Listed Company Manual (“Section 802.01E”). Under the Section 802.01E procedures, the NYSE will monitor the status of the filing of the 2014 Form 10-K and any subsequent reports and related public disclosures for up to a six-month period from its due date. If the Company does not file the 2014 Form 10-K and any subsequent late report within six months from the filing due date, the NYSE may, in its sole discretion, allow the Company’s common stock to trade for up to an additional six months pending the filing of the 2014 Form 10-K and any subsequent late report prior to commencing suspension or delisting procedures, depending on the Company’s specific circumstances. On May 28, 2015, the Company filed the 2014 Form 10-K. The Company still must file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 in order to satisfy the NYSE continued listing requirements.

2021 Notes indenture reporting covenant default

As disclosed in the Company’s Form 8-K filed on May 4, 2015, the Company received a notice of default on May 1, 2015 (the “10-K Notice of Default”) from the Trustee under the Indenture. The 10-K Notice of Default related to the failure by the Company, pursuant to Section 4.03 of the Indenture, to file with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company believes it has cured the default referenced in the 10-K Notice of Default within the applicable 60-day grace period under the Indenture by the filing of this Report with the SEC.

Rights Agreement

On March 5, 2015 the Board of Directors of the Company, authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock, par value $0.01 per share, outstanding at the close of business on March 16, 2015. Each Right, once exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $24, subject to adjustment.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Board of Directors implemented the plan to ensure that all stockholders realize the long-term value of their investment. The rights plan is designed to reduce the likelihood that any person or group would gain control of the Company through open market accumulation without appropriately compensating the Company’s stockholders for such control or allowing the Board of Directors and the stockholders sufficient time to make informed judgments. The Rights will not prevent a takeover, but will incentivize anyone seeking to acquire the Company to negotiate with the Board of Directors before making a takeover attempt.

Shareholder Derivative Complaints

A shareholder derivative action, styled Hemmingson et al. v. Elkins et al., Case No. 1-15-cv-278614, was filed in the Superior Court of the State of California in and for Santa Clara County on March 25, 2015, naming as defendants certain of the Company’s current directors and former and now-former officers, as well as a shareholder of the Company, and naming the Company as a nominal defendant. The complaint in this action asserts claims for (i) alleged breaches of fiduciary duty by certain of the Company’s current directors and former and now-former officers for purportedly knowingly failing to maintain adequate internal controls over its accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements, (ii) alleged breaches of fiduciary duty by certain of the Company’s current directors and a current shareholder of the Company for purported insider trading, and (iii) alleged unjust enrichment by a shareholder of the Company for purported insider trading. On May 13, 2015, the court so ordered a stipulation entered into by certain of the parties, agreeing to stay the litigation until Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-cv-1160 and Okla. Police Pension & Retirement Sys. v. MagnaChip Semiconductor Corp., et al., No. 3:15-cv-01797 are resolved, unless the stay is lifted earlier.

On May 13, 2015, a purported shareholder provided notice to the Company and the Board of Directors of a shareholder derivative action styled as Bushansky v. Norby, et al. that the purported shareholder proposes to file in the Superior Court of the State of California, Santa Clara County. The proposed action names as defendants certain of the Company’s current directors and former officers, and a shareholder of the Company, with the Company being named as a nominal defendant. The complaint asserts claims for (i) alleged breaches of fiduciary duties by certain of the Company’s current directors and former officers for knowingly failing to maintain adequate internal controls over the Company’s accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements; and (ii) alleged aiding and abetting of such breaches of fiduciary duties by all defendants. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

Derivative contract

In May 2015, the Company and the counterparty, the Nomura Financial Investment (Korea) Co., Ltd., entered into derivative contracts of zero cost collars for the third and fourth quarters of the year ending December 31, 2015. The total notional amounts are $84 million. These derivative contracts were executed under the International Swaps and Derivatives Association (“ISDA”) agreement amended in the second quarter of the year 2015 with respect to deletion of the ratings decline provision. In connection with the contracts, the Company paid $5.0 million cash deposits to the counterparty in May 2015.

Reorganization

On May 28, 2015, organizational changes that will become effective immediately were simultaneously announced in connection with this filing of the 2014 Form 10-K. In conjunction with the Company’s plans to (i) realign its businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, the Company will manage its business and report its financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. These segments will be established based on how the Company’s business units will be managed prospectively and will have no effect on the Company’s historical consolidated results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Background

In January 2014, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) commenced an internal investigation, with the assistance of independent legal counsel engaged by the Audit Committee and outside forensic accountants, into the Company’s accounting practices and procedures, initially reviewing certain revenue recognition practices and procedures that were raised during the 2013 year-end audit process.

As previously reported in the Company’s Current Report on Form 8-K filed on March 11, 2014, the Audit Committee in consultation with management and the Board, concluded that the Company’s previously issued financial statements for the fiscal years ended December 31, 2011 and 2012 and the first three quarters of fiscal years 2013 should no longer be relied upon. Accordingly, the Company restated its previously issued financial statements covering those periods. Restated financial information was presented in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 12, 2015, which contains descriptions of the accounting errors identified and the adjustments made as a result of the restatement.

(b) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow for timely decisions regarding required disclosure.

Management of the Company, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2014. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, because of the material weaknesses in internal control over financial reporting described below.

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

We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we identified material weaknesses in our internal control over financial reporting. Because of the material weaknesses described below, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014.

Rule 12b-2 under the Exchange Act of 1934, and Rule 1-02 of Regulation S-X defines a “material weakness” as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, we have concluded that the material weaknesses noted below existed in the Company’s internal control over financial reporting as of December 31, 2014.

Control Environment:

We did not maintain an effective control environment based on the criteria established in the COSO Framework. Specifically, we did not maintain a control environment that effectively emphasized (i) an attitude of integrity and ethics against the pressure to achieve sales, gross margin and adjusted EBITDA targets, (ii) adherence to U.S. GAAP, (iii) utilization of the whistleblower program, and (iv) prevention or detection of undisclosed business practices involving the circumvention of internal controls, resulting in the inaccurate accounting for certain transactions with respect to sales, cost of sales, inventory, fixed assets, provisions and income taxes, among others. In addition, we did not maintain an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements under U.S. GAAP.

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

These material weaknesses resulted in the restatement of the Company’s consolidated financial statements and related financial disclosures for the year ended December 31, 2012 and each of the first three quarters of 2012 and 2013. These material weaknesses also resulted in adjustments to our accounting records for the years ended December, 31, 2013 and 2014. In addition, these material weaknesses could result in further misstatements of the financial statements or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

(d) Remediation Status

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed in February 12, 2015, we identified material weaknesses in our internal control over financial reporting and concluded that the material weaknesses existed in the Company’s internal control over financial reporting as of December 31, 2013. During 2014 and through the date of the filing of this report, we have commenced a number of steps to improve our internal controls over financial reporting, and are implementing those steps as described below.

Control Environment:

•

During the second quarter of 2015, the Company appointed YJ Kim as Chief Executive Officer and a member of the Company’s Board of Directors, and Jonathan Kim as Chief Financial Officer. Both held the same posts on an interim basis since the second quarter of 2014.

•

Commencing in the second quarter of 2014, the Principal Executive Officer and Principal Financial Officer/Chief Accounting Officer (“new management team”) took steps to communicate their expectation of the enhanced compliance with high ethical standards by providing ethical guidelines and other forms of internal communications to all employees.

•

During the fourth quarter of 2014, the new management team provided mandatory ethics compliance trainings for all employees, which included a pledge to comply with the code of conduct. Through such employee training sessions, the new management team specifically emphasized the importance of our whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, and violations of our code of ethics or other topics.

•

During 2014, the new management team (i) strengthened accounting and finance teams by hiring full-time employees with extensive U.S. GAAP experience; (ii) established a detailed revenue recognition policy including logical criteria to decide whether necessary conditions for revenue recognition were fully met in accordance with U.S. GAAP; and (iii) facilitated U.S. GAAP training programs for relevant employees.

•

During the fourth quarter of 2014 and through the date of the filing of this report, the new management team has been implementing a sub-certification process, which requires that certain employees certify on a quarterly basis that they have no knowledge of (i) any transaction of which terms deviate from the terms of written sales or purchasing contracts, (ii) any undisclosed or unauthorized transaction that should be communicated to the authorized personnel in the accounting team, and (iii) any irregular activities that were not conducted in the ordinary course of business, including inappropriate decision-making and non-compliance with applicable regulations, policies and procedures.

•

The new management team plans to hire a senior level employee with expertise in the area of tax accounting and reporting, whose duties will be to (i) prepare and analyze income tax accounts with assistance from external tax advisors; and (ii) train accounting employees with regard to tax accounting, disclosure practices and rules and regulations.

Monitoring Activities:

•

The new management team has been building an environment that prioritizes compliance across the enterprise, placing special efforts on improving internal audits and compliance with the Sarbanes-Oxley Act. In December 2014, the new management hired a new Director of Compliance and Internal Audit, whose primary duties are to design, implement, and operate our internal control over financial reporting.

•

During the fourth quarter of 2014 and through the date of the filing of this report, the Compliance and Internal Audit Team (i) has conducted a risk assessment that considers specific risk scenarios in which misstatement of financial reporting might occur, and (ii) has executed monitoring of a sample of transactions for high risk areas. Specifically, the Compliance and Internal Audit Team has implemented an order deviation monitoring process whereby deviations from established customer sales terms were reviewed in order to ensure that such deviations are accurately reflected in our financial statements.

•

In May 2015, the Company named its General Counsel, Theodore Kim, as Executive Vice President and Chief Compliance Officer, a newly created position, reporting directly to the Board of Directors. He continues to serve as General Counsel. In addition, the Compliance and Internal Audit Team was reorganized under the Chief Compliance Officer, to whom the Director of Compliance and Internal Audit reports, as a part of the Company’s continuing effort to reinforce the independence and objectivity of our internal audit activities from the management.

•

We plan to continue to provide the Audit Committee with the information concerning internal audit activities, internal control deficiencies and remediation plans, investigation results of any whistle blowers’ complaints, and any irregular activities that are non-compliant with applicable regulations, policies and procedures.

Period End Closing and Financial Reporting:

We are redesigning our internal controls in the period-end closing and financial reporting process to (i) require appropriate internal and external evidences to be prepared for certain type of journal entries; (ii) improve the methods of reconciliation, confirmation, verification, observation, period end cut-off test, and analysis of each accounts in a timely manner; and (iii) assign appropriate roles and responsibilities for more comprehensive review procedures, including the involvement of finance and operational managers, in order to strengthen controls over the completeness and accuracy of both recurring and non-recurring journal entries.

Income Tax Accounting and Disclosures:

We have been improving our procedures and controls over tax accounting and reporting by ensuring that we, on a timely basis, (i) review rules and regulations of tax jurisdictions relevant to each of our consolidated entities; (ii) review related accounting implications; and (iii) improve the competency of our accounting employees through ongoing training on income tax accounting, disclosure practices, and rules and regulations.

As we continue to work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation efforts set forth above are fully completed and sufficiently operated, the material weaknesses described above will continue to exist.

(e) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during our fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
R. Douglas Norby	79	Non-Executive Chairman of the Board of Directors, Chairman of the Audit Committee, and Member of the Nominating and Corporate Governance Committee and Risk Committee
Michael Elkins	47	Lead Director, Chairman of the Compensation Committee, and Member of the Audit Committee and Nominating and Corporate Governance Committee
Randal Klein	50	Director, Chairman of the Finance Committee, and Member of the Risk Committee
Ilbok Lee	69	Director, Chairman of the Nominating and Corporate Governance Committee, and Member of the Compensation Committee and Risk Committee
Brian Mulhern	40	Director and Member of the Finance Committee
Nader Tavakoli	57	Director, Chairman of the Risk Committee, and Member of the Audit Committee and Compensation Committee
Young-Joon (YJ) Kim	50	Director, Chief Executive Officer and General Manager, Display Solutions Division
Tae Jong Lee	52	Executive Vice President and General Manager, Corporate Engineering
Jonathan Kim	41	Chief Financial Officer, Executive Vice President and Chief Accounting Officer
Theodore Kim	46	Chief Compliance Officer, Executive Vice President, General Counsel and Secretary

R. Douglas Norby, Non-Executive Chairman of the Board of Directors, Chairman of the Audit Committee, and Member of the Nominating and Corporate Governance Committee and Risk Committee. Mr. Norby became our Non-Executive Chairman of the Board of Directors in May 2014 and our director and Chairman of the Audit Committee in March 2010. Mr. Norby retired from full time employment in July 2006. Mr. Norby previously served as our director and Chairman of the Audit Committee from May 2006 until October 2008. Mr. Norby served as Senior Vice President and Chief Financial Officer of Tessera Technologies, Inc., a public semiconductor intellectual property company, from July 2003 to January 2006. Mr. Norby worked as a management consultant with Tessera from May 2003 until July 2003 and from January 2006 to July 2006. Mr. Norby served as Chief Financial Officer of Zambeel, Inc., a data storage systems company, from March 2002 until February 2003, and as Senior Vice President and Chief Financial Officer of Novalux, Inc., an optoelectronics company, from December 2000 to March 2002. Prior to his tenure with Novalux, Inc., Mr. Norby served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation from November 1996 to December 2000. Mr. Norby is a director of Alexion Pharmaceuticals, Inc., STATS ChipPAC Ltd. and Singulex, Inc. (a private company). Mr. Norby was a director of Invensense Inc. from September 2009 until July 2014, Ikanos Communications, Inc. from January 2011 until December 2012 and Intellon Corporation from May 2007 to December 2009. Mr. Norby received a B.A. degree in Economics from Harvard University and an M.B.A. from Harvard Business School. Our Board of Directors has concluded that Mr. Norby should serve on the Board of Directors based upon his extensive experience as a chief financial officer, his extensive experience in accounting and his experience as a public company director and audit committee chair.

Michael Elkins, Lead Director, Chairman of the Compensation Committee, and Member of the Audit Committee and Nominating and Corporate Governance Committee. Mr. Elkins became our director in November 2009. He is currently self-employed as an investor and business consultant which includes an agreement with Avenue. From 2004 to 2012, Mr. Elkins was employed by affiliates of Avenue, most recently as a Portfolio Manager of the Avenue U.S. Funds. In such capacity, Mr. Elkins was responsible for assisting with the direction of the investment activities of the Avenue U.S. strategy. Prior to joining Avenue, Mr. Elkins was a Portfolio Manager and Trader with ABP Investments US, Inc. While at ABP, he was responsible for actively managing high yield investments using a total return and special situations strategy. Prior to ABP, Mr. Elkins served as a Portfolio Manager and Trader for UBK Asset Management, after joining the company as a High Yield Credit Analyst. Previously, Mr. Elkins was a Credit Analyst for both Oppenheimer & Co., Inc. and Smith Barney, Inc. Mr. Elkins has served on the board of directors of QCE Finance LLC, a restaurant franchise company, since January 2013, Trump Entertainment, a casino company since February 2013 and Bowlmor AMF a consumer bowling and leisure company since August 2013. Mr. Elkins previously served on the board of directors of American Media, Inc., a media brands and magazine publishing company, Vertis Communication, an advertising services company, Milacron LLC, a plastics-processing technologies and industrial fluids supplier, and Ion Media Networks, Inc., a broadcast television station. Mr. Elkins serves or has served on the board of directors of each of these companies, all of which are private companies, in connection with a reorganization or refinancing involving affiliates of Avenue and as a result of his past position and current association with Avenue. Mr. Elkins holds a B.A. in Marketing from George Washington University and an M.B.A. in Finance from the Goizueta Business School at Emory University. Our Board of Directors has concluded that Mr. Elkins should serve on the Board of Directors based upon his more than 15 years of investment portfolio management experience, including over 10 years investing in technology companies, including the semiconductor sector.

Randal Klein, Director, Chairman of the Finance Committee, and Member of the Risk Committee. Mr. Klein became our director in November 2009. Mr. Klein joined Avenue in 2004, and is currently a Portfolio Manager at Avenue responsible for directing the investment activities of the Avenue Trade Claims funds, and also assists with the direction of the investment activities of the Avenue U.S. strategy with a particular focus on restructurings and transactions. Previously, Mr. Klein was a Senior Vice President of the Avenue U.S. Funds. In such capacity, Mr. Klein was responsible for managing restructuring activities and identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy. Prior to joining Avenue, Mr. Klein was a Senior Vice President at Lehman Brothers, where his responsibilities included restructuring advisory work, financial sponsors coverage, mergers and acquisitions and corporate finance. Prior to Lehman, Mr. Klein worked in sales, marketing and engineering as an aerospace engineer for The Boeing Company. Mr. Klein holds a B.S. in Aerospace Engineering, conferred with Highest Distinction from the University of Virginia, and an M.B.A. in Finance, conferred as a Palmer Scholar, from the Wharton School of the University of Pennsylvania. Our Board of Directors has concluded that Mr. Klein should serve on the Board of Directors based upon his 20 years of experience as a financial advisor and investment manager.

Ilbok Lee, Director, Chairman of the Nominating and Corporate Governance Committee, and Member of the Compensation Committee and Risk Committee. Dr. Lee became our director in August 2011. Dr. Lee is the Chairman and Chief Executive Officer of Silego Technology, Inc., a semiconductor company, or Silego, serving as Chairman since March 2015 and as Chief Executive Officer since Silego’s inception in October 2001. He also served as Silego’s President from October 2001 until March 2015. From April 1999 to September 2001, Dr. Lee served as Senior Vice President and General Manager of the Timing Division at Cypress Semiconductor Corp., a public semiconductor company, and from May 1992 to March 1999 served as President and Chief Executive Officer of IC Works, Inc., a semiconductor company he co-founded that was acquired by Cypress in 2001. Dr. Lee co-founded Samsung Semiconductor, Inc. (U.S.A.) in July 1983 and served in various positions at the company, including President and Chief Executive Officer, until May 1992. Prior to Samsung, Dr. Lee served in various technical and managerial positions at Intel and National Semiconductor. Dr. Lee served as a member of the board of directors for Sierra Monolithic, a privately held semiconductor company, from 2002 through 2009. Dr. Lee received a Ph.D. and M.S.E.E. from the University of Minnesota and a B.S.E.E. from Seoul National University. Our Board of Directors has concluded that Dr. Lee should serve on the Board of Directors based upon his extensive experience in the semiconductor industry.

Brian Mulhern, Director and Member of the Finance Committee. Mr. Mulhern became our director in August 2011. Mr. Mulhern joined Avenue in 2004 and is currently a Senior Vice President at Avenue focused on identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy, primarily focused in the telecom, media and technology industries. Prior to joining Avenue, Mr. Mulhern was a Senior Vice President at Citadel Investment Group based in Chicago and London, focused on the analysis, negotiation and management of privately structured debt, equity and equity-linked investments. Previously, he was an analyst in Merrill Lynch’s merger & acquisition group and a consultant at Booz, Allen & Hamilton. Mr. Mulhern received a B.A. in Economics from the University of Notre Dame. Our Board of Directors has concluded that Mr. Mulhern should serve on the Board of Directors based upon his experience as a financial advisor and investment manager.

Nader Tavakoli, Director, Chairman of the Risk Committee, and Member of the Audit Committee and Compensation Committee. Mr. Tavakoli became our director in November 2009. Mr. Tavakoli is the interim President and Chief Executive Officer of Ambac Financial Group, Inc., or AFG, a financial services company, since January 1, 2015. Mr. Tavakoli also serves as a director of AFG since May 2013, and was co-chairman of the board of AFG from May 2013 until December 2014. In addition, Mr. Tavakoli serves as the Executive Chairman of AFG’s wholly owned subsidiary, Ambac Assurance Corporation, since January 1, 2015, and served as co-chairman of the board, a member of the audit committee and chairman of the compensation committee of Ambac Assurance Corporation from May 2013 until December 2014. Mr. Tavakoli is also the Chairman and Chief Executive Officer of EagleRock Capital Management, a private investment partnership based in New York City. Prior to founding EagleRock in 2002, Mr. Tavakoli managed substantial investment portfolios with Odyssey Partners and Highbridge Capital Management. During his nearly 25 year investment career, Mr. Tavakoli has made substantial investments across numerous industries, including significant investments in semiconductor, technology and telecommunications companies. Mr. Tavakoli began his professional career as an attorney with the New York City law firm of Milbank, Tweed, Hadley and McCloy, where he represented institutional clients in banking, litigation and corporate restructuring matters. Mr. Tavakoli was a director of NextWave Wireless, Inc., prior to that company’s acquisition by AT&T Inc. in January 2013. Mr. Tavakoli also serves on the board of MF Global Holding Ltd., formerly engaged in securities brokerage, trading and clearance. Mr. Tavakoli is the past chair of the Montclair State University Foundation Board and currently chairs that board’s investment committee. Mr. Tavakoli holds a B.A. in History from Montclair State University, where he was selected Valedictorian, and a Juris Doctor from the Rutgers Law School, where he was an Editor of the Rutgers Law Review. Our Board of Directors has concluded that Mr. Tavakoli should serve on the Board of Directors based upon his extensive investing and corporate governance experience.

Young-Joon (YJ) Kim, Director, Chief Executive Officer and General Manager, Display Solutions Division. Mr. YJ Kim became our director and Chief Executive Officer on May 22, 2015, after serving as Interim Chief Executive Officer since May 20, 2014. Mr. YJ Kim became our General Manager, Display Solutions Division, in May 2013, and previously served as our Executive Vice President from May 2013 to May 2015. Prior to joining our Company, Mr. YJ Kim served at Cavium, Inc., a provider of highly integrated semiconductor processors, from June 2006 to April 2013, most recently as Vice President, Infrastructure Processor Division, and General Manager at the Multi-Core Processor Group. Prior to Cavium, Mr. YJ Kim served as Core Team Lead and General Manager of Tolapai Program at Intel Corporation from August 2004 to June 2006. Mr. YJ Kim has also served as Director of Marketing at Samsung Semiconductor, Inc. from June 1996 to May 1998. Mr. YJ Kim holds B.S. and M.Eng degrees in Electrical Engineering from Cornell University. Our Board of Directors has concluded that Mr. YJ Kim should serve as a director based on his understanding of the Company’s products and technology as our Chief Executive Officer and his deep knowledge of the semiconductor industry.

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

Jonathan Kim, Chief Financial Officer, Executive Vice President and Chief Accounting Officer. Mr. J. Kim became our Chief Financial Officer and Executive Vice President on May 22, 2015, after serving as Interim Chief Financial Officer since March 25, 2014. Mr. J. Kim became our Chief Accounting Officer on March 9, 2014, and previously served as our Senior Vice President from March 2014 to May 2015. Prior to joining our Company, Mr. J. Kim served since July 2010 as the Chief Financial Officer of Startforce, Inc., a VC backed desktop virtualization company, which was acquired in February 2011 by ZeroDesktop, Inc., a Silicon Valley based global provider of next generation cloud operating system, cloud service brokerage and Android platform extender solutions for telecoms, service providers, OEMs and ISVs, where Mr. J. Kim continued to serve as the Chief Financial Officer. Mr. J. Kim also served since September 2009 as the Chief Financial Officer and Principal of Booga Ventures, a Silicon Valley based private investment and advisory firm. Prior to that time, from January 2000 to September 2009, Mr. J. Kim served as an Audit Senior Manager with Deloitte & Touche in San Jose, California and Deloitte Anjin in Seoul, South Korea. Mr. J. Kim holds a B.A. degree in Business Administration from the University of Washington.

Theodore Kim, Chief Compliance Officer, Executive Vice President, General Counsel and Secretary. Mr. T. Kim became our Chief Compliance Officer and Executive Vice President on May 22, 2015, and became our General Counsel and Secretary in November 2013. Mr. T. Kim previously served as our Senior Vice President from November 2013 to May 2015. Prior to joining our Company, Mr. T. Kim served as Head Lawyer, Global Business Development at Samsung Fire & Marine Insurance from October 2012 to October 2013. Mr. T. Kim was employed by Gibson, Dunn & Crutcher LLP, a law firm, from October 2005 to July 2012, serving most recently as Of Counsel. Prior to that, he served as Foreign Legal Consultant at Kim & Chang, a law firm in Korea, from 2001 to 2005. Mr. Kim holds a B.A. degree in Economics and a B.S. degree in Mechanical Engineering from the University of California, Irvine, and a J.D. degree from the University of California, Los Angeles, School of Law.

Involvement in Certain Legal Proceedings

Tae Jong Lee was an officer during our Chapter 11 reorganization proceedings in 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2014 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were in compliance with Section 16(a).

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

Audit Committee

Our Board of Directors has a standing Audit Committee. Our Audit Committee consists of Mr. Norby, as Chairman, Mr. Elkins, and Mr. Tavakoli. Our Board of Directors has determined that Mr. Norby is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Our Board of Directors has also determined that each of Mr. Norby, Mr. Elkins and Mr. Tavakoli is “independent” as that term is defined in both Rule 303A of the NYSE rules and Rule 10A-3 promulgated under the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee charter is posted and available on our website at www.magnachip.com. The information on or accessible through our website is not a part of or incorporated by reference in this Report.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee of our Board of Directors, or the Committee, has overall responsibility for administering our compensation program for our “named executive officers.” The Committee’s responsibilities consist of evaluating, approving and monitoring our executive officer and director compensation plans, policies and programs, as well as each of our equity-based compensation plans and policies. Prior to 2010, compensation decisions were made by the entire Board of Directors and for the discussion that follows, references to the Committee during such period refer to the entire Board of Directors. For 2014, our named executive officers were:

•	Young-Joon Kim, our Chief Executive Officer and General Manager, Display Solutions Division;

•	Jonathan Kim, our Chief Financial Officer, Executive Vice President and Chief Accounting Officer;

•	Theodore Kim, our Chief Compliance Officer, Executive Vice President, General Counsel and Secretary;

•	Sang Park, our former Chairman of the Board of Directors and Chief Executive Officer;

•	Margaret Sakai, our former Executive Vice President and Chief Financial Officer;

•	Tae Young Hwang, our former Chief Operating Officer and President; and

•	Brent Rowe, our former Executive Vice President, Worldwide Sales.

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

In connection with this process, our Committee generally establishes the elements of its performance-based cash bonus plan for the upcoming year. As noted below, for fiscal 2014, no performance-based cash bonus plan was established. With respect to newly hired employees, our practice is typically to approve equity grants at the first meeting of the Committee following such employee’s hire date. We do not have any program, plan or practice to time equity award grants in coordination with the release of material non-public information. From time to time, additional equity awards may be granted to executive officers during the fiscal year.

Elements of Compensation

In making decisions regarding the pay of the named executive officers, the Committee looks to set a total compensation package for each officer that will retain high-quality talent and motivate executives to achieve the goals set by our Board of Directors. Our 2014 compensation package was composed of the following elements:

•	annual base salary;

•	long-term equity incentives;

•	a benefits package that is generally available to all of our employees; and

•	expatriate and other executive benefits.

Determination of Amount of Each Element of Compensation

General Background

The Committee seeks to establish a total cash compensation package for our named executive officers that is competitive with the compensation reflected in compensation data for similarly-situated executives in the peer group reviewed by the Committee, subject to adjustments based on each executive’s experience and performance. Historically, based on our review of industry specific survey data and the professional and market experience of our Committee members, we measured total cash compensation for our named executive officers against cash compensation paid to executives at similarly situated companies which we determined to be our select peer group. Base salaries for our named executive officers would then be benchmarked to median levels for companies in the select peer group, and adjusted upward or downward for performance. Short-term cash incentives would be put in place to provide for opportunities that may result in higher than median levels of cash compensation as compared to our select peer group if, and depending upon the extent to which, our performance and that of our named executive officers exceeded expectations and the goals established by the Committee for the year in question. Due to the circumstances surrounding the Restatement, the Committee did not undertake any of these actions for fiscal 2014.

Historically, our select peer group has included other major Korea-based semiconductor companies, including Fairchild Korea, Dongbu Hitek, ChipPac Korea, Hynix Semiconductor, ASE Korea and Amkor Technology Korea. In addition, we historically have also reviewed compensation data from Radford Korea, an independent compensation consultant, to assess how compensation for our select peer group related to compensation paid to executives in a broader range of technology companies; however, we did not undertake any such review in fiscal 2014.

The Committee historically makes annual determinations regarding cash incentive compensation based on our annual operating plan, which we adopt in the December preceding each fiscal year. The determination takes into account our expected performance in the coming fiscal year. The Committee makes all equity compensation decisions for our officers based on existing compensation arrangements for other executives at our Company with the same level of responsibility and based on a review of our select peer group with a view to maintaining internal consistency and parity.

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

The Committee did not make any changes to the base salaries for our named executive officers for the 2014 fiscal year. Mr. J. Kim’s base salary was set in connection with the commencement of his employment.

Cash Incentives

Short-term cash incentives have historically comprised a significant portion of the total target compensation package and are designed to reward executives for their contributions to meeting and exceeding our goals and to recognize and reward our executives in achieving these goals. Incentives are typically designed as a percentage of base salary and are awarded based on individual performance and our achievement of the annual, long-term and strategic quantitative goals set by our Committee.

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

Under the Profit Sharing Plan, the Committee reviews our business plan in December of each year and determines an annual consolidated Adjusted EBITDA target, or the Base Target, for the upcoming fiscal year and sets the targeted amount to be awarded to our named executive officers and employees, or the Profit Share, for meeting the Base Target and for achievement in excess of the Base Target.

For our 2014 fiscal year, in light of the Restatement, the Committee determined that it would not be appropriate to set any bonus targets or have any bonus plan participation for our named executive officers. Except for Mr. J. Kim, no bonuses were established or paid to our named executive officers for the 2014 fiscal year.

Mr. J. Kim was paid a one-time signing bonus and relocation allowance of $100,000 in connection with joining the Company in March 2014.

Equity Compensation

In addition to our historical use of cash incentives, we offer equity incentives as a way to enhance the link between the creation of stockholder value and executive incentive compensation and to give our executives appropriate motivation and rewards for achieving increases in enterprise value. Under our 2009 Common Unit Plan, our Board of Directors previously granted options to acquire MagnaChip Semiconductor LLC common units and restricted unit bonus awards. Awards under our 2009 Common Unit Plan were converted into options for common stock and restricted common stock of MagnaChip Semiconductor Corporation upon our corporate conversion. Such options vest in installments over three years following grant, with approximately one-third of the restricted unit awards vested at grant and the remainder vesting in two subsequent annual installments, as set forth in more detail below.

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

As a result of our reorganization proceedings, all previously outstanding common and preferred units and options held by our named executive officers were cancelled. In December 2009, we granted new options to our executives with the option award amounts generally determined based upon the median levels of our select peer group. Thirty-four percent of the common units subject to the options vested and became exercisable on the first anniversary of grant date, with eight or nine percent of the common units subject to the options vesting on completion of each three-month period thereafter. In January 2012, because the options granted in December 2009 would vest by the end of that year, the Committee granted additional options to all of our named executive officers, other than Mr. YJ Kim, who joined the Company in April 2013, Mr. J. Kim, who joined the Company in March 2014, and Mr. T. Kim, who joined the Company in October 2013. The Committee believes these grants were intended to cover multiple years and thus determined that it was not appropriate to grant any equity awards in 2014 to our named executive officers, other than Mr. J. Kim, who received grants of options to purchase an aggregate of 50,000 shares arising out of the commencement of his employment with the Company.

Upon the recommendation of our Board of Directors or chief executive officer, or otherwise, the Committee may in the future consider granting additional performance-based equity incentives.

Perquisites and Other Benefits

We provide the named executive officers with perquisites and other benefits, including expatriate benefits, that the Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Generally, perquisites are determined based upon what the Committee considers to be the most customary perquisites offered by our select peer group and are not based upon a median cost for specific perquisites or for the perquisites in aggregate. The Committee determines the level and types of expatriate benefits for the executive officers based on local market surveys taken by our human resources group. These surveys are not limited to our select peer group, but include a broad range of non-Korea based companies with significant operations in Korea. Attributed costs of the personal benefits for the named executive officers are as set forth in the Summary Compensation Table below.

Mr. YJ Kim, Mr. J. Kim, Mr. T. Kim, Mr. Park and Ms. Sakai were expatriates during 2014. Mr. YJ Kim, Mr. T. Kim, Mr. Park and Ms. Sakai were also expatriates during 2013. Mr. YJ Kim, Mr. J. Kim, Mr. T. Kim, Mr. Park and Ms. Sakai received expatriate benefits commensurate with market practice in Korea. These benefits, which were determined on an individual basis, included housing allowances, relocation allowances, insurance premiums, reimbursement for the use of a car, home leave flights, living expenses, tax equalization payments and tax advisory services, each as we deemed appropriate.

In addition, pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. For purposes of this section, we call this benefit “statutory severance.” The base statutory severance is approximately one month of base salary per year of service. Mr. YJ Kim, Mr. J. Kim, Mr. T. Kim, Mr. Hwang and Ms. Sakai accrued statutory severance in 2014.

Certain Tax Considerations

We consider tax implications when we design our equity-based and cash compensation programs and when we make awards or grants. In particular, Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to “covered employees” (which are defined as our named executive officers, other than the chief financial officer). However, qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. Although deductibility is a factor that the Committee takes into account in determining awards of cash bonuses and equity grant, the Committee may award compensation that is not deductible under Section 162(m) when, in the exercise of the Committee’s judgment, it would be in the best interests of the Company and its stockholders to do so.

Summary Compensation Table

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2014, 2013 and 2012, of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(5)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)		Total ($)
Young-Joon Kim Chief Executive Officer and General Manager, Display Solutions Division	2014 2013	349,917 228,226	— 124,347	— 813,660	30,315 18,836	340,435 213,986	(7)	720,667 1,399,055

Jonathan Kim Chief Financial Officer, Executive Vice President and Chief Accounting Officer	2014	225,196	50,000	162,691	20,043	133,671	(8)	591,601

Theodore Kim Chief Compliance Officer, Executive Vice President, General Counsel and Secretary	2014	279,934	—	—	24,081	111,114	(9)	415,129

Sang Park Former Chairman and Chief Executive Officer(1)	2014 2013 2012	377,694 633,634 605,570	— 172,978 487,399	— — 583,268	— — —	1,852,972 615,366 562,237	(10)	2,230,666 1,421,978 2,238,474

Margaret Sakai Former Executive Vice President and Chief Financial Officer(2)	2014 2013 2012	113,390 368,128 350,279	— 71,752 173,518	— — 171,092	6,438 24,600 37,150	1,028,384 525,750 462,200	(11)	1,148,212 990,230 1,194,239

Tae Young Hwang Former Chief Operating Officer and President(3)	2014 2013 2012	391,208 363,902 332,001	— 76,439 158,802	— — 51,846	32,601 43,968 36,876	30,180 31,717 34,883	(12)	453,989 516,026 614,408

Brent Rowe Former Executive Vice President, Worldwide Sales(4)	2014 2013 2012	337,220 339,916 327,095	— 73,340 159,010	— — 64,808	— — —	30,258 20,361 16,284	(13)	367,478 433,617 567,197

Note: A monthly average exchange rate was used to convert amounts in the above table that were originally paid in Korean won.

(1)	Mr. Park resigned his positions as Chairman of the Board of Directors, Director and Chief Executive Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of May 20, 2014.
(2)	Ms. Sakai resigned her positions as Executive Vice President and Chief Financial Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of March 25, 2014.
(3)	Mr. Hwang resigned his positions as Chief Operating Officer and President of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of April 30, 2015.
(4)	Mr. Rowe resigned his position as the Company’s Executive Vice President, Worldwide Sales, and from all other officer and director positions with the Company and its subsidiaries, effective as of May 21, 2015.
(5)	Represents the grant date fair value with respect to the fiscal year determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation,” and Note 13 “Equity Incentive Plans” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.”
(6)	Consists of statutory severance accrued during the years ended December 31, 2014, 2013 and 2012, as applicable. See the section subtitled “Compensation Discussion and Analysis” for a description of the statutory severance benefit.
(7)	Includes the following personal benefits paid to Mr. YJ Kim for 2014: (a) $91,247, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. YJ Kim’s housing lease; (b) $67,492 for reimbursement of tuition expenses for Mr. YJ Kim’s children; (c) $23,123 for Mr. YJ Kim’s home leave flights; (d) $34,161 for insurance premiums; (e) $58,627 for other personal benefits (including personal use of a car service provided by the Company and living expenses); and (f) $65,785 of reimbursement for the difference between the actual tax Mr. YJ Kim already paid and the hypothetical tax he had to pay for the fiscal year 2013.

(8)	Includes the following personal benefits paid to Mr. J. Kim for 2014: (a) $37,837, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. J. Kim’s housing lease; (b) $12,351 for Mr. J. Kim’s home leave flights; (c) $50,000 for Mr. J. Kim’s one-time relocation payments; (d) $25,122 for insurance premiums; and (e) $8,361 for other personal benefits (including personal use of a car service provided by the Company and living expenses).
(9)	Includes the following personal benefits paid to Mr. T. Kim for 2014: (a) $51,220, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. T. Kim’s housing lease; (b) $12,794 for Mr. T. Kim’s home leave flights; (c) $25,303 for insurance premiums; (d) $13,306 for other personal benefits; and (e) $8,491 of reimbursement for the difference between the actual tax Mr. T. Kim already paid and the hypothetical tax he had to pay for the fiscal year 2013.
(10)	Includes the following personal benefits paid to Mr. Park for 2014: (a) $285,145, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. Park’s housing lease; (b) $58,201 for insurance premiums; (c) $161,706 for other personal benefits (including personal use of a car service provided by the Company, home leave flights, living expenses, personal tax advisory expenses, and other personal benefits); (d) $208,169 of reimbursement for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2013; (e) $647,220 for Mr. Park’s separation payment (including separation payments payable until July 2015); (f) $297,531 for other benefits (including housing expenses, reimbursement of Korean tax and living expenses amounts that are due and payable until July 2015); and (g) $195,000 of estimated reimbursement amount for the difference between the actual tax Mr. Park already paid and the hypothetical tax he had to pay for the fiscal year 2014.
(11)	Includes the following personal benefits paid to Ms. Sakai for 2014: (a) $127,039, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Ms. Sakai’s housing lease; (b) $43,963 for insurance premiums; (c) $117,578 for other personal benefits (including personal use of a car service provided by the Company, living expenses, personal tax advisory expenses, and other personal benefits); (d) $179,888 of reimbursement for the difference between the actual tax Ms. Sakai already paid and the hypothetical tax she had to pay for the fiscal year 2013; (e) $184,395 for Ms. Sakai’s separation payment; (f) $235,521 for statutory severance benefits paid to Ms. Sakai in connection with her termination of employment; and (g) $140,000 of estimated reimbursement amount for the difference between the actual tax Ms. Sakai already paid and the hypothetical tax she had to pay for the fiscal year 2014.
(12)	Includes the following personal benefits paid to Mr. Hwang for 2014: (a) $14,507 for personal use of a car service provided by the Company; (b) $2,257 for other personal benefits; and (c) $13,416 for insurance premiums.
(13)	Includes the following personal benefits paid to Mr. Rowe for 2014: (a) $21,890 for insurance premiums; and (b) $8,368 for other personal benefits.

Grants of Plan-Based Awards Table for Fiscal Year 2014

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)(2)
Young-Joon Kim	—	—		—	—
Jonathan Kim	3/12/2014 6/12/2014 9/12/2014 12/12/2014	12,500 12,500 12,500 12,500	(1) (1) (1) (1)	13.93 12.44 12.18 12.96	44,590 38,939 38,274 40,887
Theodore Kim	—	—		—	—
Sang Park	—	—		—	—
Margaret Sakai	—	—		—	—
Tae Young Hwang	—	—		—	—
Brent Rowe	—	—		—	—

(1)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on March 12, 2015, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months.
(2)	Represents the grant date fair value with respect to the fiscal year determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 13 “Equity Incentive Plans” to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data.”

Outstanding Equity Awards at Fiscal Year End 2014

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)		Option Expiration Date
Young-Joon Kim	5/6/2013	102,000	(1)	98,000	(1)	15.96		5/6/2023
Jonathan Kim	3/12/2014 6/12/2014 9/12/2014 12/12/2014			12,500 12,500 12,500 12,500	(2) (2) (2) (2)	13.93 12.44 12.18 12.96		3/12/2024 6/12/2024 9/12/2024 12/12/2024
Theodore Kim	10/26/2013	17,000	(3)	33,000	(3)	21.79		10/26/2023
Sang Park	12/8/2009 1/15/2012	280,000 225,000	(5)			5.88 7.75	(4)	12/8/2019 1/15/2022
Margaret Sakai	12/8/2009 1/15/2012	42,000 50,160	(6)			5.88 7.75	(4)	12/8/2019 1/15/2022
Tae Young Hwang	12/8/2009 1/15/2012	175,000 18,400	(7)	1,600	(7)	5.88 7.75	(4)	12/8/2019 1/15/2022
Brent Rowe	12/8/2009 1/15/2012	105,000 23,000	(7)	2,000	(7)	5.88 7.75	(4)	12/8/2019 1/15/2022

(1)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on May 6, 2014, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months.
(2)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on March 12, 2015, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months.
(3)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on October 26, 2014, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months.

(4)	The option exercise price at the time of grant was $1.16 per common unit, or $9.28 after giving effect to the corporate conversion. On April 19, 2010, we made a distribution to our unitholders of $0.4254 per common unit, which resulted in the option exercise price being reduced to $0.7346 per common unit, or $5.88 after giving effect to the corporate conversion.
(5)	Mr. Park resigned his positions as Chairman of the Board of Directors, Director and Chief Executive Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of May 20, 2014. Mr. Park’s employment separation agreement with the Company provided for acceleration of outstanding and unvested employee stock options held by Mr. Park at the effective date of the separation agreement, with all stock options then held by Mr. Park to be exercisable up to twelve months following the effective date of the separation agreement. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Sang Park.”
(6)	Ms. Sakai resigned her positions as Executive Vice President and Chief Financial Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of March 25, 2014. On April 14, 2014, MagnaChip Korea entered into an employment separation agreement with Ms. Sakai that became effective as of April 22, 2014. As of April 22, 2014, 50,160 of the 66,000 shares of common stock subject to the options had vested and were exercisable and the unvested portion of Ms. Sakai’s equity award was forfeited.
(7)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on January 15, 2013, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months.

No option awards were exercised by our named executive officers during the year ended December 31, 2014 and no shares of our common stock of our named executive officers were subject to vesting during the year ended December 31, 2014.

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

In connection with our corporate conversion, MagnaChip Semiconductor Corporation assumed the rights and obligations of MagnaChip Semiconductor LLC under the 2009 Plan and converted MagnaChip Semiconductor LLC common unit options and restricted common units outstanding under the 2009 Plan into options to acquire a number of shares of our common stock and shares of restricted common stock at a ratio of eight-for-one on substantially equivalent terms and conditions. As of December 31, 2014, there were outstanding under the 2009 Plan options to purchase 1,226,528 shares of common stock, at a weighted average exercise price of $6.12 per share. The 2009 Plan terminated immediately following our corporate conversion, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire.

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

As of December 31, 2014, there were outstanding under the 2011 Plan options to purchase 1,989,417 shares of common stock, at a weighted average exercise price of $11.74 per share. As of December 31, 2014, 955,421 shares of our common stock remained available for issuance under the 2011 Plan. This reserve automatically increased on January 1, 2014 and January 1, 2015 by an additional 680,967 and 681,129 shares, respectively, and will automatically increase each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our Board of Directors. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan, subject to a cap of 1,412,352 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

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

As of December 31, 2014, 1,163,880 shares of our common stock remained reserved for sale under the Purchase Plan. In addition, the Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021 equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) 789,980 shares, or (iii) a number of shares as our Board of Directors may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan. Because the Purchase Plan was suspended in August 2012, no annual increase in the number of shares authorized under such plan occurred on January 1, 2013, on January 1, 2014 or January 1, 2015.

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

Young-Joon Kim. We entered into an Offer Letter with Mr. YJ Kim, dated as of April 15, 2013, pursuant to which Mr. YJ Kim is entitled to an annual base salary of $350,000 per year, a one-time signing bonus and relocation allowance of $100,000, and an annual incentive bonus target of 80% of his annual base salary based on company performance and attainment of management objectives under a plan established and approved by the Board of Directors. Mr. YJ Kim is also entitled to customary employee benefits and expatriate benefits. Pursuant to his Offer Letter, on May 6, 2013, Mr. YJ Kim received an initial grant of an option to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $15.96, which vests and becomes exercisable over three years from the date of commencement of Mr. YJ Kim’s employment with MagnaChip Korea. If Mr. YJ Kim’s employment is terminated by MagnaChip Korea without cause, Mr. YJ Kim is entitled to receive payment of all salary and benefits accrued and unpaid up to the date of termination, continued payment of his salary for six months at the rate in effect on the date of termination and payment of a prorated portion of the annual incentive bonus for the year in which termination occurs, and up to six months of health insurance premium reimbursement. The severance payable to Mr. YJ Kim under his Offer Letter will be reduced to the extent MagnaChip Korea makes any statutory severance payments to Mr. YJ Kim pursuant to the Korean Commercial Code or any other statute.

Jonathan Kim. We entered into an Offer Letter with Mr. J. Kim, dated as of March 8, 2014, pursuant to which Mr. J. Kim will be paid a base salary of $280,000 per year, a sign on bonus of $50,000, a one-time relocation payment of $50,000 and an annual incentive bonus based on company performance and attainment of management objectives under a plan to be established and approved by the Company’s Board of Directors. Mr. J. Kim is entitled to customary employee benefits and expatriate benefits. Pursuant to his Offer Letter, Mr. J. Kim will receive an initial grant of an option to purchase an aggregate of 50,000 shares of the Company’s common stock, which will be granted in four equal tranches during the nine-month period beginning on the commencement of his employment with MagnaChip Korea. The option grants will become vested and exercisable over three years from the date of commencement of Mr. J. Kim’s employment with MagnaChip Korea. If Mr. J. Kim’s employment is terminated by MagnaChip Korea without cause, Mr. J. Kim is entitled to receive payment of all salary and benefits accrued and unpaid up to the date of termination, continued payment of his salary for six months at the rate in effect on the date of termination and payment of a prorated portion of the annual incentive bonus for the year in which termination occurs. The severance payable to Mr. J. Kim under his Offer Letter will be reduced to the extent MagnaChip Korea makes any statutory severance payments to Mr. J. Kim pursuant to the Korean Commercial Code or any other statute.

Theodore Kim. We entered into an Offer Letter with Mr. T. Kim, dated as of September 27, 2013, pursuant to which Mr. T. Kim will be paid a base salary of $280,000 per year, and an annual incentive of up to 30% of his base salary based on company performance and attainment of management objectives under a plan to be established and approved by the Company’s Board of Directors. Mr. T. Kim is entitled to customary employee benefits and expatriate benefits. Pursuant to his Offer Letter, Mr. T. Kim will receive an initial grant of an option to purchase an aggregate of 50,000 shares of the Company’s common stock. The option grants will become vested and exercisable over three years from the date of commencement of Mr. T. Kim’s employment with MagnaChip Korea. If Mr. T. Kim’s employment is terminated by MagnaChip Korea without cause, Mr. T. Kim is entitled to receive continued payment of his salary for six months at the rate in effect on the date of termination and payment of a prorated portion of the annual incentive bonus for the year in which termination occurs. The severance payable to Mr. T. Kim under his Offer Letter will be reduced to the extent MagnaChip Korea makes any statutory severance payments to Mr. T. Kim pursuant to the Korean Commercial Code or any other statute.

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

On May 19, 2014, Mr. Park resigned his positions as our Chairman of the Board of Directors, Director and Chief Executive Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of May 20, 2014. Effective July 31, 2014, MagnaChip Korea entered into the Separation Agreement with Mr. Park. Pursuant to the terms of the Separation Agreement, Mr. Park resigned his employment with MagnaChip Korea and all affiliates as of July 31, 2014, and Mr. Park will be entitled to receive: (i) severance payments equal to twelve months of his current base salary (an aggregate of $647,220), payable in equal monthly installments, (ii) continuation of housing support and health benefits for twelve months, (iii) accrued tax equalization benefits for amounts earned up to and including the effective date of the separation agreement under the terms of Mr. Park’s Services Agreement with MagnaChip Korea (excluding all amounts paid or payable under the separation agreement), and (iv) acceleration of outstanding and unvested employee stock options held by Mr. Park at the effective date of the separation agreement, with all stock options then held by Mr. Park to be exercisable up to twelve months following the effective date of the separation agreement. The separation agreement also contains an obligation by Mr. Park to cooperate with the Company at the request of the Board of Directors and its Audit Committee in connection with the management transition, internal review and restatement of its financial statements and as otherwise may be requested by the Company, and provides for hourly consulting payments to Mr. Park for such cooperation services at his then-current hourly rate based on his base salary at the Company as of the effective date of the separation agreement or a subsequent employer during the term of the separation agreement, subject to an aggregate maximum amount. The Separation Agreement also contains a release of Korean law claims by Mr. Park and a confidentiality agreement.

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

Effective April 30, 2015, Tae Young Hwang resigned as our Chief Operating Officer and President and from all other officer and director positions with the Company and its direct and indirect subsidiaries. In connection with Mr. Hwang’s resignation, on April 30, 2015, Mr. Hwang and MagnaChip Korea entered into an Advisory Services and Separation Agreement, or the Hwang Separation Agreement, which provides for Mr. Hwang’s separation from MagnaChip Korea effective as of May 31, 2015. Under the Hwang Separation Agreement, Mr. Hwang will provide advisory services to the Company for a term of 24 months. The advisory services will relate to: supporting the Company’s Chief Executive Officer; the Company’s production processes; transition matters; the Company’s LG Display business; labor union negotiations; cooperation with the Company in connection with any pending litigation or investigation relating to the Company or its affiliates; and any other matters the Company requests in its reasonable discretion. Mr. Hwang will be paid a monthly amount of 27,439,200 Korean won (approximately $25,412.55, with Korean won converted into U.S. Dollars at a reference conversion rate of 1,079.75 Korean won to 1 U.S. Dollar), which is equal to 80% of his current monthly salary, during the term of the Hwang Separation Agreement, payable on a monthly basis, for providing such advisory services. The Hwang Separation Agreement contains a general release of claims, a non-disparagement agreement and a confidentiality agreement by Mr. Hwang. The Hwang Separation Agreement also contains covenants by Mr. Hwang that during the term he provides advisory services to the Company and for one year after the conclusion of such term he will not engage in any activities or services that are competitive with the Company or any of its affiliates or solicit any of the Company’s employees. In consideration for Mr. Hwang’s advisory services and for the other terms agreed by Mr. Hwang in the Hwang Separation Agreement, the Company will pay Mr. Hwang a lump sum payment of 100% of his accrued pension benefits as of the effective date of the Hwang Separation Agreement. The value of Mr. Hwang’s accrued pension benefits as of May 31, 2015, the effective date of the Hwang Separation Agreement, is 1,103,424,670 Korean won (approximately $1,021,926.07). The Hwang Separation Agreement also provides that all stock options held by Mr. Hwang will be exercisable for 18 months following the effective date of the Hwang Separation Agreement.

Brent Rowe. We entered into an Offer Letter with Mr. Rowe, dated as of March 7, 2006, pursuant to which Mr. Rowe served as our Executive Vice President, Worldwide Sales, with an initial base salary of $220,000 per year, a sign on bonus of $50,000 and with a target annual incentive bonus opportunity of 80% of his base salary. Mr. Rowe was entitled to customary employee benefits. Pursuant to his Offer Letter, Mr. Rowe received an initial grant of options to purchase our common units, but the grant was subsequently terminated in connection with our reorganization proceedings. If Mr. Rowe’s employment were terminated without cause, he would be entitled to a severance payment equal to six months’ salary.

Effective as of May 21, 2015, Mr. Rowe resigned as the Company’s Executive Vice President, Worldwide Sales, and from all other officer and director positions with the Company and its direct and indirect subsidiaries. In connection with Mr. Rowe’s resignation, Mr. Rowe and MagnaChip Semiconductor, Inc., a subsidiary of the Company, entered into an Advisory Services and Separation Agreement (the “Rowe Separation Agreement”) which will become effective on May 28, 2015 unless earlier revoked under a statutory waiting period. Pursuant to the Rowe Separation Agreement, Mr. Rowe’s employment will terminate effective May 31, 2015. Mr. Rowe will be entitled to receive an initial severance payment of $134,000, payable within five days of the effective date of the Rowe Separation Agreement. Commencing on the effective date of the Rowe Separation Agreement, Mr. Rowe will also be entitled to receive $4,000 per month for a period of nine months or until such time as Mr. Rowe has secured other employment, whichever occurs first. Pursuant to the Rowe Separation Agreement, Mr. Rowe will provide advisory services to the Company for a term of nine months. The advisory services will relate to: supporting the Company’s Chief Executive Officer; transition matters; and any other matters the Company requests in its reasonable discretion. During the term that Mr. Rowe provides advisory services to the Company, the Company will pay for Mr. Rowe’s car lease payments and reimburse Mr. Rowe for payments made by him for continuation of his health care coverage (up to an agreed maximum amount). The Company also agreed to assume Mr. Rowe’s membership at a golf country club. In addition, all stock options held by Mr. Rowe will be exercisable for 24 months following May 31, 2015. The Rowe Separation Agreement also contains a general release of claims, a non-disparagement agreement, a confidentiality agreement by Mr. Rowe and a covenant by Mr. Rowe that for 12 months following the effective date of the Rowe Separation Agreement he will not solicit any of the Company’s employees.

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

The following table presents our estimate of the dollar value of the payments and benefits payable to our named executive officers upon the occurrence of a termination without cause, assuming that each such event occurred on December 31, 2014 (except for Mr. Park and Ms. Sakai, whose employment terminated during 2014). The disclosure in the following table does not include:

•	any accrued benefits that were earned and payable as of December 31, 2014; or

•	payments and benefits to the extent they are provided generally to all salaried employees and do not discriminate in scope, terms or operation in favor of the named executive officers.

Name	Cash Severance Payment ($)(1)		Continuation of Benefits ($)(2)		Value of Equity Award Acceleration ($)		Total ($)
Young-Joon Kim	175,000	(3)	219,891				394,891
Jonathan Kim	140,000	(4)	—				140,000
Theodore Kim	140,000	(5)	—				140,000
Sang Park*	647,220	(6)	692,445	(7)	225,360	(8)	1,565,025
Margaret Sakai**	419,916	(9)	285,469	(10)			705,385
Tae Young Hwang***	990,842	(11)	—				990,842
Brent Rowe****	168,610		—				168,610

*	Mr. Park resigned his positions as Chairman of the Board of Directors, Director and Chief Executive Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of May 20, 2014. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Sang Park” for a description of Mr. Park’s severance arrangements with the Company.
**	Ms. Sakai resigned her positions as Executive Vice President and Chief Financial Officer of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of March 25, 2014. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Margaret Sakai” for a description of Ms. Sakai’s severance arrangements with the Company.
***	Mr. Hwang resigned his positions as Chief Operating Officer and President of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of April 30, 2015. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Tae Young Hwang” for a description of Mr. Hwang’s severance arrangements with the Company.
****	Mr. Rowe resigned his positions as the Company’s Executive Vice President, Worldwide Sales, and from all other officer and director positions with the Company and its subsidiaries, effective as of May 21, 2015. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Brent Rowe” for a description of Mr. Rowe’s severance arrangements with the Company.
(1)	Represents cash severance payments payable to our named executive officers pursuant to (i) our employment agreements with them or, if greater, (ii) cash severance payments payable pursuant to the Employee Retirement Benefit Security Act of Korea. Other than Mr. Rowe, who was entitled to a lump sum cash severance payment, cash severance payments are paid monthly in accordance with our regular payroll procedures. Pursuant to the Employee Retirement Benefit Security Act, Mr. YJ Kim, Mr. J. Kim, Mr. T. Kim, Ms. Sakai and Mr. Hwang are entitled to certain statutory severance benefits from us upon the termination of their employment with us for any reason. See “—Compensation Discussion and Analysis—Perquisites and Other Benefits” for additional information.
(2)	Calculated assuming the continuation of benefits for the applicable period at the same dollar value of 2014 benefits.
(3)	Mr. YJ Kim is entitled to statutory severance benefits in the amount of $47,937. The amount owed to Mr. YJ Kim under his employment agreement, $175,000, will be reduced by the amount he is statutorily entitled to receive.
(4)	Mr. J. Kim is entitled to statutory severance benefits in the amount of $19,175. The amount owed to Mr. J. Kim under his employment agreement, $140,000, will be reduced by the amount he is statutorily entitled to receive.

(5)	Mr. T. Kim is entitled to statutory severance benefits in the amount of $28,762. The amount owed to Mr. T. Kim under his employment agreement, $140,000, will be reduced by the amount he is statutorily entitled to receive.
(6)	Reflects amounts payable in connection with his actual termination of employment in 2014.
(7)	Represents the estimated aggregate value of benefits payable to Mr. Park pursuant to his separation agreement with the Company, which include housing expenses, health benefits and tax equalization benefits.
(8)	Reflects the aggregate value of 12 months of accelerated vesting under Mr. Park’s outstanding options issued under our 2011 Plan. The value of such accelerated vesting amount was calculated by multiplying (i) the number of outstanding options that vest as a result of an additional 12 months of vesting under the applicable option award by (ii) the difference of the fair market value of our common stock as of July 31, 2014 of $14.01, and the option exercise price for such options of $7.75 per share.
(9)	Reflects amounts payable in connection with her actual termination of employment in 2014, consisting of statutory severance benefits in the amount of $235,521 and a separation payment in the amount of $184,395.
(10)	Represents the estimated aggregate value of benefits payable to Ms. Sakai pursuant to her separation agreement with the Company, which include housing expenses, health benefits and tax equalization benefits.
(11)	Mr. Hwang was entitled to statutory severance benefits in the amount of $990,842 as of December 31, 2014. Although the minimum legal severance accrual is one month of base salary per year of service, Mr. Hwang was eligible for accrual of a multiple of two to three months of base salary per year of service during approximately the first ten of his nineteen years of service, or $688,834 in aggregate.

Pension Benefits for the Fiscal Year Ended December 31, 2014

Pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. The base statutory severance accrues at the rate of approximately one month of base salary per year of service and is calculated on a monthly basis based upon the officer’s salary for the prior three-month period. Accordingly, if the named executive officers in the following table had retired on the last day of our fiscal year ended December 31, 2014, they would have been entitled to the statutory severance payments described below. Assuming no change in the applicable law, each of these executives will continue to accrue additional statutory severance benefits at the rate described above until his or her service with us terminates.

Name	Plan Name	Number of Years of Credited Service (#)		Present Value of Accumulated Benefit ($)	Payments During the Last Fiscal Year
Young Joon Kim	Statutory Severance	2		47,937	—
Jonathan Kim	Statutory Severance	1		19,175	—
Theodore Kim	Statutory Severance	2		28,762	—
Tae Young Hwang	Statutory Severance with Multiplier for Partial Period	19	(1)	990,842	—

(1)	Mr. Hwang accrued severance for his nineteen years of service at MagnaChip and its predecessor corporation. Although the minimum legal severance accrual is one month of base salary per year of service, Mr. Hwang was eligible for accrual of a multiple of two to three months of base salary per year of service during approximately the first ten of his nineteen years of service, or $688,834 in aggregate. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Tae Young Hwang” for a description of the accrued pension benefits that are payable to Mr. Hwang in connection with his resignation.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Director Compensation for the Fiscal Year Ended December 31, 2014

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)		Total ($)
Michael Elkins	155,000	(3)	134,156	(7)	289,156
Randal Klein(2)	—		—		—
Ilbok Lee	110,000	(4)	134,156	(7)	244,156
Brian Mulhern(2)	—		—		—
R. Douglas Norby	115,000	(5)	134,156	(7)	249,156
Nader Tavakoli	110,000	(6)	134,156	(7)	244,156

(1)	Represents grant date fair value determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation,” and Note 13 “Equity Incentive Plans” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.” As of December 31, 2014, Mr. Elkins held aggregate options to purchase 85,000 shares of our common stock, of which 44,750 shares subject to the options had vested as of December 31, 2014, Dr. Lee held aggregate options to purchase 85,000 shares of our common stock, of which 55,000 shares subject to the options had vested as of December 31, 2014, Mr. Norby held aggregate options to purchase 105,000 shares of our common stock, of which 73,400 shares subject to the options had vested as of December 31, 2014, and Mr. Tavakoli held aggregate options to purchase 93,200 shares of our common stock, of which 61,600 shares subject to these options had vested as of December 31, 2014. Neither Mr. Klein nor Mr. Mulhern, our other non-employee directors as of December 31, 2014, held any outstanding stock or option awards as of December 31, 2014.
(2)	This director did not receive any compensation in 2014.
(3)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $45,000 for serving as Lead Director, an additional $10,000 for serving as the chairman of our Compensation Committee and an additional $10,000 for serving as a member of our Audit Committee and Nominating and Corporate Governance Committee pursuant to our director compensation policy.
(4)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $10,000 for serving as the chairman of our Nominating and Corporate Governance Committee and an additional $10,000 for serving as a member of our Compensation Committee and Risk Committee pursuant to our director compensation policy.
(5)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $15,000 for serving as the chairman of our Audit Committee and an additional $10,000 for serving as a member of our Nominating and Corporate Governance Committee and Risk Committee pursuant to our director compensation policy.
(6)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $10,000 for serving as the chairman of our Risk Committee and an additional $10,000 for serving as a member of our Audit Committee and Compensation Committee pursuant to our director compensation policy.
(7)	Consists of an option grant to an independent director to purchase 30,000 shares of common stock issued on January 2, 2014 under the 2011 Plan at an exercise price of $19.45.

Further Information Regarding Director Compensation

Under our director compensation policy in effect in 2014, (i) each non-employee director received a fee of $90,000 per year; (ii) the Lead Director received an additional fee of $45,000 per year; (iii) the chairman of our Audit Committee received an additional fee of $15,000 per year; (iv) the chairman of our Compensation Committee, the chairman of our Nominating and Corporate Governance Committee and the chairman of our Risk Committee each received an additional fee of $10,000 per year; (v) each non-employee member of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk Committee received an additional fee of $5,000 per year per committee; (vi) upon election to the Board of Directors, each non-employee director will be granted, pursuant to the Company’s equity incentive plan as in effect at such time, a one-time option to purchase 25,000 of the Company’s common shares at an exercise price per share determined as the fair market value of a share on the date of grant and with vesting over three years at a rate of 34% on the first anniversary of grant and 9.0%, 8.0%, 8.0% and 8.0% on completion of each successive three-month period in the second and third years after grant; and (vii) each non-employee director will be granted on the first trading day of each January for such director’s service for the upcoming year, pursuant to the Company’s equity incentive plan as in effect at such time, a one-time option to purchase 30,000 of the Company’s common shares at an exercise price per share determined as the fair market value of a share on the date of grant and with vesting over one year at a rate of 100% on the first anniversary of grant. All cash amounts are payable in January for such director’s service for the upcoming year. Messrs. Klein and Mulhern are required by the internal policy of their employer, Avenue, to waive all compensation under the policy on a year-by-year basis. The Board of Directors accepted their waiver of all compensation under the policy for their service as directors during the year 2014.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been an officer or employee of our Company during the last fiscal year. During 2014, decisions regarding executive officer compensation were made by our Compensation Committee. Mr. Park, our former Chief Executive Officer, participated in deliberations of our Compensation Committee regarding the determination of compensation of our executive officers other than himself for 2013 and prior periods. None of our executive officers currently serves, or in the past has served, as a member of the board of directors or the compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as set forth above under “Compensation Discussion and Analysis” with our management and, based on such review and discussion, has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2014.

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

Michael Elkins, Chairman

Ilbok Lee

Nader Tavakoli

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Table

The following table provides information as of December 31, 2014, regarding securities authorized for issuance under the Company’s compensation plans. The Company’s compensation plans include the 2009 Plan, the 2011 Plan, and the Purchase Plan. The numbers in the following table do not include options or shares that may be added to the issuable amounts under the 2011 Plan or the Purchase Plan, respectively, after December 31, 2014, in accordance with the terms of the respective plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,215,945	(1)	$9.60	(1)	955,421	(2)
Equity compensation plans not approved by security holders	—		—		—
Total:	3,215,945				955,421

(1)	The number of securities to be issued upon the exercise of outstanding options and the weighted average exercise price do not include any purchase right under the Purchase Plan or the purchase price for the purchase of shares under the Purchase Plan.
(2)	Excludes 1,163,880 shares of common stock that remain available as of December 31, 2014, for future issuance under the suspended Purchase Plan.

In December 2009, our Board of Directors adopted, and our equityholders approved, the MagnaChip Semiconductor LLC 2009 Common Unit Plan, which we refer to as the 2009 Plan. The 2009 Plan provided for the grant of nonstatutory options, restricted unit bonus and purchase right awards, and deferred unit awards to employees and consultants of our Company and our subsidiaries and to members of our Board of Directors. However, only options and restricted unit bonus awards were granted under the 2009 Plan. The 2009 Plan terminated immediately following our corporate conversion, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire. As of December 31, 2014, there were outstanding under the 2009 Plan options to purchase 1,226,528 shares of common stock, at a weighted average exercise price of $6.12 per share.

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

As of December 31, 2014, there were outstanding under the 2011 Plan options to purchase 1,989,417 shares of common stock, at a weighted average exercise price of $11.74 per share. As of December 31, 2014, 955,421 shares of our common stock remained available for issuance under the 2011 Plan. This reserve automatically increased on January 1, 2014 by 680,967 shares and automatically increased on January 1, 2015 by 681,129 shares and will automatically increase each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our Board of Directors. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan, subject to a cap of 1,412,352 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

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

As of December 31, 2014, 1,163,880 shares of our common stock remained reserved for sale under the Purchase Plan. In addition, the Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021 equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) 789,980 shares, or (iii) a number of shares as our Board of Directors may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan. Because the Purchase Plan was suspended in August 2012, no annual increase in the number of shares authorized under such plan occurred on January 1, 2013, on January 1, 2014 or on January 1, 2015. For more information on our 2011 Employee Stock Purchase Plan, see “Item 11: Executive Compensation—Compensation Discussion and Analysis—Grants of Plan-Based Awards—2011 Employee Stock Purchase Plan.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our outstanding common stock for: (1) each person or entity known to us to beneficially own more than 5% of any class of our outstanding securities; (2) each member of our Board of Directors; (3) each of our named executive officers; and (4) all of the members of our Board of Directors and executive officers, as a group. The following tables list the number of shares and percentage of shares beneficially owned based on 34,056,468 shares of common stock outstanding as of May 1, 2015.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Principal Stockholders
Funds managed by Avenue Capital Management II, L.P.(2)	4,088,978	12.0%
FMR LLC(3)	5,241,806	15.4%
Funds managed by Pleasant Lake Partners LLC(4)	2,216,020	6.5%
Funds managed by Brigade Capital Management, LP(5)	1,933,000	5.7%
Funds managed by Archer Capital Management, L.P.(6)	1,919,456	5.6%
Funds managed by Rubric Capital Management, LLC(7)	1,756,525	5.2%
Directors and Executive Officers
Young-Joon Kim(8)	134,000	*
Jonathan Kim(9)	21,500	*
Theodore Kim(10)	25,500	*
Michael Elkins(11)	79,000	*
Randal Klein(12)	—	—
Ilbok Lee(13)	85,000	*
Brian Mulhern(12)	—	—
R. Douglas Norby(14)	105,000	*
Nader Tavakoli(15)	98,750	*
Sang Park(16)	785,000	2.3%
Margaret Sakai(17)	42,000	*
Tae Young Hwang(18)	285,000	*
Brent Rowe(19)	200,000	*
Directors and Officers as a group (12 persons)(20)	1,048,750	3.0%

*	Less than one percent
(1)	Includes any outstanding common stock held and, to the extent applicable, shares issuable upon the exercise or conversion of any securities that are exercisable or convertible within 60 days of May 1, 2015.
(2)	The following entities and person are collectively referred to in this table as the “Avenue Capital Group”: (i) Avenue Investments, L.P. (“Avenue Investments”), (ii) Avenue International Master, L.P. (“Avenue International”), (iii) Avenue International, Ltd. (“International Ltd.”), the sole limited partner of Avenue International Master, (iv) Avenue International Master GenPar, Ltd. (“Avenue International GenPar”), the general partner of Avenue International, (v) Avenue Partners, LLC (“Avenue Partners”), the general partner of Avenue Investments and the sole shareholder of Avenue International GenPar, (vi) Avenue-CDP Global Opportunities Fund, L.P. (“Avenue-CDP”), (vii) Avenue Global Opportunities Fund GenPar, LLC (“Global GenPar”), the general partner of Avenue-CDP, (viii) Avenue Special Situations Fund IV, L.P. (“Avenue Spec IV”), (ix) Avenue Capital Partners IV, LLC (“Avenue Capital IV”), the general partner of Avenue Spec IV, (x) GL Partners IV, LLC (“GL IV”), the managing member of Avenue Capital IV, (xi) Avenue Special Situations Fund V, L.P. (“Avenue Spec V”), (xii) Avenue Capital Partners V, LLC (“Avenue Capital V”), the general partner of Avenue Spec V, (xiii) GL Partners V, LLC (“GL V”), the managing member of Avenue Capital V, (xiv) Avenue PPF Opportunities Fund, L.P. (“Avenue PPF Opportunities”), (xv) Avenue PPF Opportunities Fund GenPar, LLC (“Avenue PPF Opportunities GenPar”), the general partner of Avenue PPF Opportunities, (xvi) Avenue US/Europe Distressed Segregated Portfolio, a segregated portfolio of Avenue EnTrust Customized Portfolio SPC (“Avenue EnTrust SPC”), (xvii) Avenue Capital Management II, L.P. (“Avenue Capital Management II”), the investment manager to Avenue Investments, Avenue International, Avenue-CDP, Avenue Spec IV, Avenue Spec V, Avenue PPF Opportunities and Avenue EnTrust SPC (such funds managed by Avenue Capital Management II, collectively, the “Avenue Funds”), (xviii) Avenue Capital Management II GenPar, LLC (“GenPar”), the general partner of Avenue Capital Management II, and (xix) Marc Lasry, the managing member of Avenue International GenPar, Avenue Partners, Global GenPar, GL IV, GL V, Avenue PPF Opportunities GenPar and GenPar.

The Avenue Capital Group beneficially owns 4,088,978 shares of common stock. On November 9, 2014, all warrants to purchase our common stock previously held by the Avenue Capital Group expired.

The Avenue Funds have the sole power to vote and dispose of the common stock held by them. International Ltd., Avenue International GenPar, Avenue Partners, Global GenPar, Avenue Capital IV, GL IV, Avenue Capital V, GL V, Avenue PPF Opportunities GenPar, Avenue Capital Management II, GenPar and Marc Lasry have the shared power to vote and dispose of the common stock held by the Avenue Funds, all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. The address for all of the Avenue Funds is 399 Park Avenue, 6th Floor, New York, NY 10022.

Avenue Spec V beneficially owns 619,115 shares of common stock, or 1.8%. The securities owned by Avenue Spec V may also be deemed to be beneficially owned by Avenue Capital V, its general partner, GL V, the managing member of Avenue Capital V, Avenue Capital Management II, its investment manager, GenPar, the general partner of Avenue Capital Management II, and Mr. Lasry, the managing member of GenPar and GL V, all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Spec V, please see above.

Avenue Spec IV beneficially owns 496,023 shares of common stock, or 1.5%. The securities owned by Avenue Spec IV may also be deemed to be beneficially owned by Avenue Capital IV, its general partner, GL IV, the managing member of Avenue Capital IV, Avenue Capital Management II, its investment manager, GenPar, the general partner of Avenue Capital Management II, and Mr. Lasry, the managing member of GenPar and GL IV, all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Spec IV, please see above.

Avenue International beneficially owns 1,234,715 shares of common stock, or 3.6%. The securities owned by Avenue International may also be deemed to be beneficially owned by International Ltd., its sole limited partner, Avenue International GenPar, its general partner, Avenue Partners, the sole shareholder of Avenue International GenPar, Avenue Capital Management II, its investment manager, GenPar, the general partner of Avenue Capital Management II, and Mr. Lasry, the managing member of GenPar, Avenue Partners and Avenue International GenPar, all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue International, please see above.

Avenue-CDP beneficially owns 84,924 shares of common stock, or 0.2%. The securities owned by Avenue-CDP may also be deemed to be beneficially owned by Global GenPar, its general partner, Avenue Capital Management II, its investment manager, GenPar, the general partner of Avenue Capital Management II, and Mr. Lasry, the managing member of GenPar and Global GenPar, all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue-CDP, please see above.

Avenue Investments beneficially owns 722,264 shares of common stock, or 2.1%. The securities owned by Avenue Investments may also be deemed to be beneficially owned by Avenue Partners, its general partner,, Avenue Capital Management II, its investment manager, GenPar, the general partner of Avenue Capital Management II, and Mr. Lasry, the managing member of GenPar and Avenue Partners, all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue Investments, please see above.

Avenue PPF Opportunities beneficially owns 812,190 shares of common stock, or 2.4%. The securities owned by Avenue PPF Opportunities may also be deemed to be beneficially owned by Avenue PPF Opportunities GenPar, its general partner, Avenue Capital Management II, its investment manager, GenPar, the general partner of Avenue Capital Management II, and Mr. Lasry, the managing member of Avenue PPF Opportunities GenPar and GenPar, all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue PPF Opportunities, please see above

Avenue EnTrust SPC beneficially owns 119,747 shares of common stock, or 0.4%. The securities owned by Avenue EnTrust SPC may also be deemed to be beneficially owned by Avenue Capital Management II, its investment manager, GenPar, the general partner of Avenue Capital Management II, and Mr. Lasry, the director of Avenue EnTrust SPC and the managing member of GenPar, all of whom disclaim any beneficial ownership except to the extent of their respective pecuniary interest. For further information regarding Avenue EnTrust SPC, please see above.

(3)	Based on the information contained in an Amendment No.1 to Schedule 13G filed with the SEC on February 13, 2015 by FMR LLC (“FMR”), Edward C. Johnson 3d, Abigail P. Johnson and Select Electronics Portfolio. Edward C. Johnson 3d is a Director and the Chairman of FMR and Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR. Members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The shares of common stock listed in the table above include 1,909,582 shares of common stock beneficially owned by Select Electronics Portfolio. The business address of each of FMR, Edward C. Johnson 3d, Abigail P. Johnson and Select Electronics Portfolio is 245 Summer Street, Boston, Massachusetts 02210.
(4)	Based on the information contained in a Schedule 13G filed with the SEC on May 11, 2015 by Pleasant Lake Partners LLC (“PLP”), Pleasant Lake Offshore Master Fund L.P. (“PLP Master Fund”), PLP MM LLC and Jonathan Lennon. The shares of common stock listed above represent beneficial ownership as of May 7, 2015 and represent shares beneficially owned by PLP Master Fund, for which PLP serves as the investment manager and for which Pleasant Lake Onshore GP LLC (“GP LLC”) serves as General Partner. PLP MM LLC is the managing member of PLP. Jonathan Lennon serves as manager of PLP MM LLC and GP LLC. Each of PLP, PLP Master Fund, PLP MM LLC and Jonathan Lennon disclaims beneficial ownership of the shares of common stock listed above except to the extent of its or his pecuniary interest therein. Each of PLP, PLP Master Fund, PLP MM LLC and Jonathan Lennon has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of all 2,216,020 of the shares of common stock listed in the table above. The business address of each of PLP, PLP Master Fund, PLP MM LLC and Jonathan Lennon is 110 Greene Street, Suite 604, New York, New York 10012.
(5)	Based on the information contained in a Schedule 13G filed with the SEC on September 29, 2014 by Brigade Capital Management, LP (“Brigade Capital”), Brigade Leveraged Capital Structures Fund Ltd. (“Brigade Fund”) and Donald E. Morgan, III. Each of Brigade Capital and Donald E. Morgan, III has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of all 1,933,000 of the shares of common stock listed in the table above. Brigade Fund has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of 1,750,000 of the shares of common stock listed in the table above. The business address of each of Brigade Capital and Donald E. Morgan, III is 399 Park Avenue, 16th Floor, New York, New York 10022. The business address of Brigade Fund is c/o Elian, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.
(6)	Based on the information contained in a Schedule 13G filed with the SEC on February 17, 2015 by (i) Archer Capital Management, L.P. (“Archer”), as the investment manager to certain private investment funds, (ii) Canton Holdings, L.L.C. (“Canton”), as the general partner of Archer, (iii) Joshua A. Lobel, as a principal of Canton, and (iv) Eric J. Edidin, as a principal of Canton. Canton, Archer, Mr. Lobel and Mr. Edidin may be deemed the beneficial owners of all of the 1,919,456 shares of common stock listed in the table above. Canton, Archer, Mr. Lobel and Mr. Edidin have the shared power to vote and dispose of all of the 1,919,456 shares of common stock listed in the table above. The business address of each of Canton, Archer, Mr. Lobel and Mr. Edidin is 570 Lexington Avenue, 40th Floor, New York, New York 10022.
(7)

Based on the information contained in a Schedule 13G filed with the SEC on February 18, 2015 by (i) Rubric Capital Management, LLC (“Rubric Capital Management”), (ii) Cubist Systematic Strategies, LLC (“Cubist Systematic Strategies”) and (iii) Steven A. Cohen. Rubric Capital Management, Cubist Systematic Strategies and Mr. Cohen own directly no shares. Pursuant to an investment management agreement, Rubric Capital Management maintains investment and voting power with respect to the securities held by certain investment funds it manages. Pursuant to an investment management agreement, Cubist Systematic Strategies maintains investment and voting power with respect to the securities held by certain investment funds it manages. Mr. Cohen controls each of Rubric Capital Management and Cubist Systematic Strategies. Rubric Capital Management and Mr. Cohen may be deemed to beneficially own 1,750,000 of the shares of common stock listed in the table above and Cubist Systematic Strategies and Mr. Cohen may be deemed to beneficially own 6,525 of the shares of common stock listed in the table above. Each of Rubric Capital Management, Cubist Systematic Strategies and Mr. Cohen disclaims beneficial ownership of any of the shares of common stock listed in the table above. The address of the principal business office of (i) Rubric Capital Management and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902; and (ii) Cubist Systematic Strategies is 330 Madison Avenue, New York, NY 10173.
(8)	Represents 134,000 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015.
(9)	Represents 21,500 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015.
(10)	Represents 25,500 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015.
(11)	Represents 79,000 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015.
(12)	The address for Messrs. Klein and Mulhern is 399 Park Avenue, 6th Floor, New York, NY 10022.
(13)	Represents 85,000 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015.
(14)	Represents 105,000 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015.
(15)	Represents 5,550 shares of common stock and 93,200 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015.
(16)	Mr. Park resigned his positions as our Chairman of the Board of Directors, Director and Chief Executive Officer and from all other officer and director positions with us and our subsidiaries, effective as of May 20, 2014. Represents 280,000 shares of common stock and 505,000 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015. The address for Mr. Park is c/o Gibson, Dunn & Crutcher LLP, 333 South Grand Avenue, Los Angeles, CA 90071-3197, Attn: Maurice M. Suh.
(17)	Ms. Sakai resigned her positions as our Executive Vice President and Chief Financial Officer and from all other officer and director positions with us and our subsidiaries, effective as of March 25, 2014. Represents 42,000 shares of common stock. The address for Ms. Sakai is c/o Kobre & Kim LLP, 150 California Street, San Francisco, California 94111.
(18)	Mr. Hwang resigned his positions as our President and Chief Operating Officer and from all other officer and director positions with us and our subsidiaries, effective as of April 30, 2015. Represents 90,000 shares of common stock and 195,000 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015. The address for Mr. Hwang is c/o Bird, Marella, Boxer, Wolpert, Nessim, Drooks, Lincenberg & Rhow, P.C., 1875 Century Park East, 23rd Floor, Los Angeles, California 90067-2561.
(19)	Mr. Rowe resigned his positions as our Senior Vice President, Worldwide Sales, and from all other officer and director positions with us and our subsidiaries, effective as of May 21, 2015. Represents 70,000 shares of common stock and 130,000 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015.
(20)	Represents 131,550 shares of common stock and 917,200 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015. Excluding shares of common stock and options to purchase common stock held by Mr. Rowe, our directors and executive officers as of May 1, 2015 as a group beneficially own 848,750 shares of common stock or 2.4%, which represents 61,550 shares of common stock and 787,200 options to purchase shares of common stock that will be vested and exercisable as of June 30, 2015.

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

Registration Rights Agreement

On November 9, 2009, we entered into a registration rights agreement with the holders of MagnaChip Semiconductor LLC’s common units issued in our reorganization proceedings, including Avenue, where we granted them registration rights with respect to our common stock. In 2012 and 2013, the Company paid fees and expenses of $1.2 million and $0.8 million, respectively, in connection with the registration and sale of shares of our common stock by Avenue pursuant to such registration rights agreement. Affiliates of Avenue currently have two employees, Messrs. Klein and Mulhern, serving as members of our Board of Directors. Mr. Elkins, also a current member of our Board of Directors, was previously employed by affiliates of Avenue until December 31, 2012, and currently serves as a consultant to affiliates of Avenue.

Director Independence

The Board of Directors reviews the independence of each director annually. In determining the independence of our directors, our Board of Directors considered Section 303A of the NYSE listing standards and broadly considered the materiality of each director’s relationship with us. Based upon the foregoing criteria, in December 2014, our Board of Directors determined that the following directors are independent: Mr. R. Douglas Norby, Mr. Michael Elkins, Dr. Ilbok Lee and Mr. Nader Tavakoli. In making such determination of independence for Mr. Elkins under the applicable NYSE independence standards for his service on the Compensation Committee of the Board of Directors, the Board of Directors specifically considered Mr. Elkins’ previous employment and current consulting arrangement with Avenue.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed or expected to be billed for professional services rendered by Samil PricewaterhouseCoopers and its affiliates for the years ended December 31, 2014 and 2013.

	Year Ended December 31
	2014	2013
	(in millions)
Audit fees(1)	$2.3	$8.5
Audit Related fees	—	—
Tax fees	0.0	0.0
All other fees	0.0	0.0

Total	$2.3	$8.6

(1)	The large difference between the fees reflected in 2013 compared to those for 2014 primarily relates to additional fees incurred associated with our Restatement.

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on March 11, 2011).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.2	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.3	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.4	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.5	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.17	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.18	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.27*	Separation Agreement, effective July 31, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on February 12, 2015).

10.28*	Entrustment Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.30 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.28-1*#	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang.

10.29*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006 (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.29-1*#	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe.

10.30*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai (incorporated by reference to Exhibit 10.36 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31*	Separation Agreement, effective April 12, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Margaret Sakai (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on February 12, 2015).

10.32*	Offer Letter, dated as of July 1, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.33*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.34*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.35*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.36*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.37*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.38*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.43*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.44*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.45	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K filed on March 8, 2012).

10.46	Exchange and Registration Rights Agreement, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation and Barclays Capital Inc., as representative for the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2013).

12.1#	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	May 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	May 28, 2015
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jonathan W. Kim	May 28, 2015
Jonathan W. Kim, Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Michael Elkins	May 28, 2015
Michael Elkins, Director

/s/ Randal Klein	May 28, 2015
Randal Klein, Director

/s/ Ilbok Lee	May 28, 2015
Ilbok Lee, Director

/s/ Brian Mulhern	May 28, 2015
Brian Mulhern, Director

/s/ Douglas Norby	May 28, 2015
R. Douglas Norby, Non- Executive Chairman of the Board of Directors

/s/ Nader Tavakoli	May 28, 2015
Nader Tavakoli, Director

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on March 11, 2011).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.2	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.3	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.4	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.5	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.18	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Amended and Restated Service Agreement, dated as of May 8, 2008, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.27*	Separation Agreement, effective July 31, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on February 12, 2015).

10.28*	Entrustment Agreement, dated as of October 6, 2004, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.30 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.28-1*#	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang.

10.29*	Offer Letter dated March 7, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Inc. to Brent Rowe, as supplemented on December 20, 2006 (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.29-1*#	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe.

10.30*	Offer Letter dated September 5, 2006, from MagnaChip Semiconductor LLC and MagnaChip Semiconductor, Ltd. to Margaret Sakai (incorporated by reference to Exhibit 10.36 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31*	Separation Agreement, effective April 12, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Margaret Sakai (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on February 12, 2015).

10.32*	Offer Letter, dated as of July 1, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.33*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.34*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.35*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.36*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.37*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

Exhibit No.	Exhibit Description

10.38*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.43*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.44*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.45	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K filed on March 8, 2012).

10.46	Exchange and Registration Rights Agreement, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation and Barclays Capital Inc., as representative for the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2013).

12.1#	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith