Form 10-Q
period 2015-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2015-06-05
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of June 1, 2015, the registrant had 34,056,468 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.

PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and March 31, 2014	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and March 31, 2014	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2015 and March 31, 2014	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and March 31, 2014	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION		39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	40

SIGNATURES		41

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$91,395	$102,434
Accounts receivable, net	71,848	72,957
Inventories, net	76,422	75,334
Other receivables	4,535	10,616
Prepaid expenses	10,311	7,560
Current deferred income tax assets	43	237
Other current assets	7,224	6,898

Total current assets	261,778	276,036

Property, plant and equipment, net	216,486	223,766
Intangible assets, net	2,422	2,451
Long-term prepaid expenses	9,951	10,916
Deferred income tax assets	281	415
Other non-current assets	14,548	14,147

Total assets	$505,466	$527,731

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$73,812	$70,767
Other accounts payable	8,195	10,986
Accrued expenses	74,573	81,060
Other current liabilities	4,616	6,460

Total current liabilities	161,196	169,273

Long-term borrowings, net	224,065	224,035
Accrued severance benefits, net	144,491	139,289
Other non-current liabilities	11,489	13,636

Total liabilities	541,241	546,233

Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,635,233 shares issued and 34,056,468 outstanding at March 31, 2015 and December 31, 2014	406	406
Additional paid-in capital	118,604	118,419
Accumulated deficit	(31,372)	(11,343)
Treasury stock, 6,578,765 shares at March 31, 2015 and December 31, 2014	(90,918)	(90,918)
Accumulated other comprehensive loss	(32,495)	(35,066)

Total stockholders’ equity (deficit)	(35,775)	(18,502)

Total liabilities and stockholders’ equity	$505,466	$527,731

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net sales	$164,885	$164,164
Cost of sales	129,908	123,887

Gross profit	34,977	40,277

Operating expenses
Selling, general and administrative expenses	25,030	25,027
Research and development expenses	22,160	23,137

Total operating expenses	47,190	48,164

Operating loss	(12,213)	(7,887)

Interest expense, net	(4,063)	(4,070)
Foreign currency loss, net	(3,176)	(9,406)
Other income, net	556	561

Loss before income taxes	(18,896)	(20,802)

Income tax expenses	1,133	803

Net loss	$(20,029)	$(21,605)

Loss per common share—
Basic	$(0.59)	$(0.63)
Diluted	$(0.59)	$(0.63)
Weighted average number of shares—
Basic	34,056,468	34,052,875
Diluted	34,056,468	34,052,875

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(20,029)	$(21,605)

Other comprehensive income
Foreign currency translation adjustments	3,056	6,619
Derivative adjustments
Fair valuation of derivatives	—	(1,801)
Reclassification adjustment for loss (gain) on derivatives included in net loss	(485)	3
Unrealized gain on investments	—	276

Total other comprehensive income	2,571	5,097

Total comprehensive loss	$(17,458)	$(16,508)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Three Months Ended March 31, 2015
Balance at January 1, 2015	34,056,468	$406	$118,419	$(11,343)	$(90,918)	$(35,066)	$(18,502)
Stock-based compensation	—	—	185	—	—	—	185
Other comprehensive income, net	—	—	—	—	—	2,571	2,571
Net loss	—	—	—	(20,029)	—	—	(20,029)

Balance at March 31, 2015	34,056,468	$406	$118,604	$(31,372)	$(90,918)	$(32,495)	$(35,775)

Three Months Ended March 31, 2014
Balance at January 1, 2014	34,048,366	$406	$116,222	$105,889	$(90,918)	$(50,058)	$81,541
Stock-based compensation	—	—	617	—	—	—	617
Exercise of stock options	6,795	—	48	—	—	—	48
Exercise of warrants	1,202	—	19	—	—	—	19
Other comprehensive income, net	—	—	—	—	—	5,097	5,097
Net loss	—	—	—	(21,605)	—	—	(21,605)

Balance at March 31, 2014	34,056,363	$406	$116,906	$84,284	$(90,918)	$(44,961)	$65,717

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net loss	$(20,029)	$(21,605)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,870	7,268
Provision for severance benefits	7,260	4,034
Bad debt expenses (reversal of allowance)	(20)	94
Amortization of debt issuance costs and original issue discount	162	149
Loss on foreign currency, net	4,179	11,007
Stock-based compensation	185	617
Other	(222)	367
Changes in operating assets and liabilities
Accounts receivable	133	(28,094)
Inventories, net	(1,701)	(10,028)
Other receivables	6,140	691
Other current assets	(1,653)	(806)
Deferred tax assets	324	366
Accounts payable	5,902	(837)
Other accounts payable	(4,881)	(1,230)
Accrued expenses	(7,626)	(3,273)
Other current liabilities	(1,774)	(1,790)
Other non-current liabilities	(220)	548
Payment of severance benefits	(1,341)	(1,514)
Other	(367)	(150)

Net cash used in operating activities	(8,679)	(44,186)

Cash flows from investing activities
Purchase of plant, property and equipment	(557)	(6,259)
Payment for intellectual property registration	(77)	(92)
Payment of guarantee deposits	(411)	(289)
Other	15	7

Net cash used in investing activities	(1,030)	(6,633)

Cash flows from financing activities
Proceeds from issuance of common stock	—	67

Net cash provided by financing activities	—	67
Effect of exchange rates on cash and cash equivalents	(1,330)	1,914

Net decrease in cash and cash equivalents	(11,039)	(48,838)

Cash and cash equivalents
Beginning of the period	102,434	153,606

End of the period	$91,395	$104,768

Supplemental cash flow information
Cash paid for interest	$7,683	$7,340

Cash paid (refunded) for income taxes	$303	$(21)

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$785	$1,271

The accompanying notes are an integral part of these consolidated financial statements.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except share data)

1. Business, Basis of Presentation and Significant Accounting Policies

Business

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and Internet of Things (“IoT”) applications. The Company provides technology platforms for analog, mixed signal, power, high voltage, non-volatile memory and RF applications. The Company’s business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel display. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in consumer, communication and industrial applications. The Company’s Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve the consumer, computing, communication, industrial, automotive and IoT applications.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2014 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $25,485 thousand and $3,139 thousand for the three months ended March 31, 2015 and 2014, respectively, and these sales resulted in pre-tax losses of $22 thousand and $8 thousand for the three months ended March 31, 2015 and 2014, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. While these discount arrangements allow the Company to accelerate collection of customers’ receivables, there can be no assurance that these programs will continue in the future.

3. Inventories

Inventories as of March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Finished goods	$33,372	$40,404
Semi-finished goods and work-in-process	75,083	68,153
Raw materials	8,119	7,520
Materials in-transit and other	1,666	6,745
Less: inventory reserve	(41,818)	(47,488)

Inventories, net	$76,422	$75,334

	Three Months Ended
	March 31, 2015	March 31, 2014
Beginning balance	$(47,488)	$(72,400)
Change in reserve	(896)	(2,788)
Write off	6,338	4,012
Translation adjustments	228	911

Ending balance	$(41,818)	$(70,265)

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2015 and December 31, 2014 comprise the following:

	March 31, 2015	December 31, 2014
Buildings and related structures	$70,662	$70,552
Machinery and equipment	267,733	269,031
Vehicles and others	24,719	24,812

	363,114	364,395
Less: accumulated depreciation	(163,253)	(157,341)
Land	16,625	16,712

Property, plant and equipment, net	$216,486	$223,766

Aggregate depreciation expenses totaled $6,789 thousand and $6,850 thousand for the three months ended March 31, 2015 and 2014, respectively.

5. Intangible Assets

Intangible assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Technology	$19,580	$19,683
Customer relationships	28,120	28,269
Intellectual property assets	8,350	8,359
Less: accumulated amortization	(53,628)	(53,860)

Intangible assets, net	$2,422	$2,451

Aggregate amortization expenses for intangible assets totaled $81 thousand and $418 thousand for the three months ended March 31, 2015 and 2014, respectively.

6. Accrued Expenses

Accrued expenses as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Payroll, benefits and related taxes, excluding severance benefits	$20,888	$18,654
Withholding tax levied on intercompany interest income	28,329	27,497
Interest on senior notes	3,148	7,040
Settlement obligations	7,264	8,976
Outside service fees	7,064	10,640
Others	7,880	8,253

Accrued expenses	$74,573	$81,060

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

The Company did not have any derivative contracts in effect as of March 31, 2015 and December 31, 2014.

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2015 and 2014:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014		2015	2014
Zero cost collars	$—	$(1,801)	Net sales	$485	$(3)	Other income, net	$—	$(16)

Total	$—	$(1,801)		$485	$(3)		$—	$(16)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

8. Fair Value Measurements

The Company did not have any assets measured at fair value on a recurring basis as of March 31, 2015 other than cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

As of March 31, 2015, the total carrying value and estimated fair value of the Company’s 6.625% Senior Notes due 2021 (the “2021 Notes”), which are not measured at fair value on a recurring basis, were $224,065 thousand and $157,500 thousand, respectively. The decrease in the fair value of the 2021 Notes was related to the deterioration of the Company’s credit rating in the first quarter of 2015. The estimated fair value is based on Level 2 inputs.

9. Long-Term Borrowings

Long-term borrowings as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
6.625% senior notes due July 2021	$225,000	$225,000
Discount on senior notes	(935)	(965)

Long-term borrowings, net of unamortized discount	$224,065	$224,035

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

In connection with the issuance of the 2021 Notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2013 to 2021. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $132 thousand for the three months ended March 31, 2015. The remaining capitalized costs as of March 31, 2015, which were included in other non-current assets in the consolidated balance sheet, were $4,188 thousand.

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

As disclosed in the Company’s Form 8-K filed on June 25, 2014, the Company received a notice of default on June 20, 2014 (the “10-K and Q1 10-Q Notice of Default”) from the Trustee under the Indenture. The 10-K and Q1 10-Q Notice of Default related to the failure by the Company, pursuant to Section 4.03 of the Indenture, to file with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Initial Reporting Defaults”). The Company did not cure the Initial Reporting Defaults within the applicable 60-day grace period and the Initial Reporting Defaults ripened into Events of Default. The Company elected, as the sole and exclusive remedy for the Events of Default, to pay additional interest on the 2021 Notes at a rate equal to 0.25% per annum of the principal amount of the 2021 Notes (the “Additional Interest”) for a period of up to 180 days following the occurrence of the Events of Default (the “Additional Interest Period”).

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

10. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2015, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Beginning balance	$140,405	$135,356
Provisions	7,260	4,034
Severance payments	(1,341)	(1,514)
Translation adjustments	(726)	(1,700)

	145,598	136,176
Less: Cumulative contributions to the National Pension Fund	(343)	(375)
Group severance insurance plan	(764)	(788)

Accrued severance benefits, net	$144,491	$135,013

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2015	$295
2016	1,166
2017	1,713
2018	2,903
2019	2,278
2020	3,121
2021 – 2025	31,155

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

11. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2015, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $762 million. The Korean won to U.S. dollar exchange rates were 1,105.0:1 and 1,099.2:1 using the first base rate as of March 31, 2015 and December 31, 2014, respectively, as quoted by the Korea Exchange Bank.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

12. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The Company’s Korean subsidiary, MagnaChip Semiconductor, Ltd., is the principal operating entity within the consolidated Company. For the three months ended March 31, 2015 and 2014, no income tax expense for MagnaChip Semiconductor, Ltd. was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the three months ended March 31, 2015 and 2014 was $1,133 thousand and $803 thousand, respectively, primarily attributable to withholding taxes related to intercompany balances.

13. Geographic and Segment Information

As of March 31, 2015, the Company has one operating segment consisting of three business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. The Company’s chief operating decision maker is considered to be its Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following is a summary of net sales by business line:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net Sales
Display Solutions	$56,353	$40,379
Semiconductor Manufacturing Services	74,520	91,928
Power Solutions	33,837	31,775
All other	175	82

Total net sales	$164,885	$164,164

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	March 31, 2015	March 31, 2014
Korea	$62,470	$67,013
Asia Pacific (other than Korea)	79,177	70,221
U.S.A.	19,370	19,753
Europe	3,653	6,893
Others	215	284

Total	$164,885	$164,164

Net sales from the Company’s top ten largest customers accounted for 67% and 55% for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015, the Company had two customers that represented 15.4% and 13.8% of its net sales.

For the three months ended March 31, 2014, we had no customer which represented over 10% of the Company’s net sales.

96% of the Company’s property, plant and equipment are located in Korea as of March 31, 2015.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
Foreign currency translation adjustments	$(32,495)	$(35,551)
Derivative adjustments	—	485

Total	$(32,495)	$(35,066)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 is as follows:

Three Months Ended March 31, 2015	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(35,551)	$485	$—	$(35,066)

Other comprehensive income before reclassifications	3,056	—	—	3,056
Amounts reclassified from accumulated other comprehensive loss	—	(485)	—	(485)

Net current-period other comprehensive income (loss)	3,056	(485)	—	2,571

Ending balance	$(32,495)	$—	$—	$(32,495)

Three Months Ended March 31, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(57,326)	$6,587	$681	$(50,058)

Other comprehensive income (loss) before reclassifications	6,619	(1,801)	276	5,094
Amounts reclassified from accumulated other comprehensive income	—	3	—	3

Net current-period other comprehensive income (loss)	6,619	(1,798)	276	5,097

Ending balance	$(50,707)	$(4,789)	$957	$(44,961)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Loss per Share

The following table illustrates the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(20,029)	$(21,605)
Weighted average common stock outstanding
Basic	34,056,468	34,052,875
Diluted	34,056,468	34,052,875
Loss per share
Basic	$(0.59)	$(0.63)
Diluted	$(0.59)	$(0.63)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2015	March 31, 2014
Options	3,068,898	3,180,925
Warrants	—	1,425,129

Rights Plan

On March 5, 2015, the Board of Directors of the Company, authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock, par value $0.01 per share, outstanding at the close of business on March 16, 2015. Each Right, once exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $24, subject to adjustment (the “Purchase Price”). The Rights are not presently exercisable and remain attached to the shares of common stock unless and until the occurrence of the earlier of the following (the “Distribution Date”): (i) the tenth day after the public announcement or disclosure by the Company or any person or group of affiliated or associated persons that any person or group of affiliated or associated persons has become an “Acquiring Person” by obtaining beneficial ownership of 10% (or 20% in the case of a “passive institutional investor,” which is defined generally as any person who has reported beneficial ownership of shares of common stock on Schedule 13G under the Securities Exchange Act of 1934) or more of the Company’s outstanding common stock, subject to certain exceptions; or (ii) the tenth business day (or such later date as the Company’s Board of Directors may designate before a person or group of affiliated or associated persons becomes an Acquiring Person) after the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer by any person or group of affiliated or associated persons, which would, if consummated, result in such person or group becoming an Acquiring Person. The Board of Directors may redeem all of the Rights for $0.001 per Right at any time before any person or group of affiliated or associated persons becomes an Acquiring Person. In addition, at any time on or after any person or group of affiliated or associated persons becomes an Acquiring Person (but before any person or group of affiliated or associated persons becomes the owner of 50% or more of the Company’s outstanding common stock), the Board of Directors may exchange all or part of the Rights (other than the Rights beneficially owned by the Acquiring Person and certain affiliated persons) for shares of common stock at an exchange ratio of one share of common stock per Right. The Rights will expire at the close of business on March 5, 2016, unless redeemed or exchanged prior to that time.

If any person or group of affiliated or associated persons becomes an Acquiring Person, then, after the Distribution Date, each Right (other than Rights beneficially owned by the Acquiring Person and certain affiliated persons or transferees thereof) will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock having a market value of twice the Purchase Price. Alternatively, if, after any person or group of affiliated or associated persons becomes an Acquiring Person, (1) the Company is involved in a merger or other business combination in which the Company is not the surviving corporation or its common stock is changed into or exchanged for other securities or assets; or (2) the Company or one or more of its subsidiaries sell or otherwise transfer assets or earning power aggregating more than 50% of the assets or earning power of the Company and its subsidiaries, taken as a whole, then each Right will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock of the other party to such business combination or sale (or in certain circumstances, an affiliate) having a market value of twice the Purchase Price.

16. Commitments and Contingencies

Securities Class Action Complaints

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s now-former officers. On March 16, 2015, a second amended complaint in this same action was filed against the Company, certain of the Company’s current directors and former and now-former officers, and a shareholder of the Company on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015. The second amended complaint asserts claims for (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s current directors and former and now-former officers, (ii) alleged violations of Section 20(a) of the Exchange Act by certain of the Company’s current directors and former and now-former officers, and (iii) alleged violations of Sections 20(a) and 20(A) of the Exchange Act by a shareholder. The action, Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-cv-1160, is pending in the Northern District of California.

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

SEC Enforcement Staff Review

In March 2014, the Company voluntarily reported to the Securities and Exchange Commission (“SEC”) that the Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced an independent investigation. Over the course of 2014 and in the first quarter of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the independent investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with its investigation. The Company has and will continue to fully cooperate with the SEC in this investigation. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

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

On June 1, 2015, a shareholder derivative action as styled as Bushansky v. Norby, et al., No. 1-15-cv-281289, was filed in the Superior Court of the State of California, Santa Clara County. The complaint names as defendants certain of the Company’s current directors and former officers, and a shareholder of the Company, with the Company being named as a nominal defendant. The complaint asserts claims for (i) alleged breaches of fiduciary duties by certain of the Company’s current directors and former officers for knowingly failing to maintain adequate internal controls over the Company’s accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements; and (ii) alleged aiding and abetting of such breaches of fiduciary duties by all defendants. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

In addition, by letter dated May 28, 2015, a purported shareholder demanded to inspect certain of the Company’s books and records, pursuant to Section 220 of the General Corporation Law of the State of Delaware (8 Del. C. § 220). The demand’s stated purpose is to investigate alleged breaches of fiduciary duty by certain of the Company’s current and former directors, officers, and senior management and otherwise evaluate whether to initiate a derivative action on the Company’s behalf.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

17. Subsequent Events

Late Filings

On May 12, 2015, the Company filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that the Company would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 with the SEC.

NYSE Action

On April 6, 2015, the Company filed a Current Report on Form 8-K with the SEC announcing that on April 1, 2015 the Company received from NYSE Regulation, Inc. (the “NYSE”) a notice of failure to satisfy a continued listing rule or standard and related monitoring. The notice informed the Company that, as a result of the failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”), the Company is subject to the procedures specified in Section 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE Listed Company Manual (“Section 802.01E”). Under the Section 802.01E procedures, the NYSE will monitor the status of the filing of the 2014 Form 10-K and related public disclosures for up to a six-month period from its due date. If the Company did not file the 2014 Form 10-K within six months from the filing due date, the NYSE may, in its sole discretion, allow the Company’s common stock to trade for up to an additional six months pending the filing of the 2014 Form 10-K prior to commencing suspension or delisting procedures, depending on the Company’s specific circumstances. On May 28, 2015, the Company filed the 2014 Form 10-K. The Company believes that this filing with the SEC satisfies the NYSE continued listing requirements.

2021 Notes indenture reporting covenant default

As disclosed in the Company’s Form 8-K filed on May 4, 2015, the Company received a notice of default on May 1, 2015 (the “10-K Notice of Default”) from the Trustee under the Indenture. The 10-K Notice of Default related to the failure by the Company, pursuant to Section 4.03 of the Indenture, to file with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company believes it has cured the default referenced in the 10-K Notice of Default within the applicable 60-day grace period under the Indenture by the filing of the 2014 10-K with the SEC on May 28, 2015.

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

Reorganization

On May 28, 2015, organizational changes were announced about the Company’s plans to, effective immediately, (i) realign its businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. In furtherance of these objectives, the Company will manage its business and report its financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. These segments will be established based on how the Company’s business units will be managed prospectively and will have no effect on the Company’s historical consolidated results of operations.

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

Statements made in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, that include the use of the terms “we,” “us,” “our” and “MagnaChip” refer to MagnaChip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and IoT applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with a 30-year operating history, large portfolio of approximately 2,820 registered novel patents and 151 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of three key business lines: Display Solutions, Power Solutions and Semiconductor Manufacturing Services. Our Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel display. Our Power Solutions products include discrete and integrated circuit solutions for power management in consumer, computing, communication and industrial applications. Our Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services mainly for fabless and IDM semiconductor companies that primarily serve consumer, computing, communication, industrial, automotive and IoT applications.

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

Other Significant Events

In January 2014, our Audit Committee commenced an internal investigation that resulted in the restatement of certain financial statements for prior periods (the “Restatement”). As a result of the Restatement, we have incurred substantial accounting, legal and other related costs associated with the Restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred Restatement related costs of $7.1 million for the three months ended March 31, 2015, compared to $4.8 million in the three months ended March 31, 2014. We expect to continue to incur substantial Restatement related costs in 2015 related to ongoing litigation and regulatory investigations, which could have a material adverse effect on our operating results and liquidity for the foreseeable future. See “—Liquidity and Capital Resources”.

Business Lines

We operate three separate business lines within one segment: Display Solutions, Power Solutions and Semiconductor Manufacturing Services.

•	Display Solutions: Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in UHD, HD, light emitting diode, or LED, 3D and OLED televisions, notebooks, mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as AMOLEDs, and LTPS TFT, as well as high-volume display technologies such as a-Si TFTs. Our Display Solutions business represented 34.2% and 24.6% of our net sales for the three months ended March 31, 2015 and March 31, 2014, respectively.

•	Power Solutions: Our Power Solutions line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, insulated-gate bipolar transistors (IGBTs) power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Power Solutions business represented 20.5% and 19.4% of our net sales for the three months ended March 31, 2015 and March 31, 2014, respectively.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services line provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve consumer, computing, communication, industrial, automotive and IoT applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 459 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Semiconductor Manufacturing Services business represented 45.2% and 56.0% of our net sales for the three months ended March 31, 2015 and March 31, 2014, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) equity-based compensation expenses, (v) foreign currency loss (gain), net, and (vi) restatement related expenses.

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(In millions)
Net loss	$(20.0)	$(21.6)
Adjustments:
Depreciation and amortization	6.9	7.3
Interest expense, net	4.1	4.1
Income tax expenses	1.1	0.8
Equity-based compensation expense(a)	0.2	0.6
Foreign currency loss, net(b)	3.2	9.4
Restatement related expenses(c)	7.1	4.8

Adjusted EBITDA	$2.5	$5.4

(a)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.

(b)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(c)	This adjustment eliminates expenses incurred in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal and consulting fees. This amount does not include any allocation of internal costs related to the restatement.

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

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) amortization of intangibles, (iii) foreign currency loss (gain), net, and (iv) restatement related expenses.

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(In millions)
Net loss	$(20.0)	$(21.6)
Adjustments:
Equity-based compensation expense(a)	0.2	0.6
Amortization of intangibles(b)	—	0.4
Foreign currency loss, net(c)	3.2	9.4
Restatement related expenses(d)	7.1	4.8

Adjusted Net Loss	$(9.6)	$(6.4)

(a)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(b)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates expenses incurred in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal and consulting fees. This amount does not include any allocation of internal costs related to the restatement.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2015 and 2014, we sold products to 220 and 198 customers, respectively, and our net sales to our ten largest customers represented 67% and 55% of our net sales, respectively. We have a combined production capacity of over 123,320 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2015, approximately 98% of our employees were eligible for severance benefits.

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

Interest Expense, Net. Our interest expense was incurred primarily under the 2021 Notes.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of March 31, 2015, the outstanding intercompany loan balance including accrued interest between the Korean subsidiary and the Dutch subsidiary was $762 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended March 31, 2015 and 2014

The following table sets forth consolidated results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$164.9	100.0%	$164.2	100.0%	$0.7
Cost of sales	129.9	78.8	123.9	75.5	6.0

Gross profit	35.0	21.2	40.3	24.5	(5.3)

Selling, general and administrative expenses	25.0	15.2	25.0	15.2	—
Research and development expenses	22.2	13.4	23.1	14.1	(1.0)

Operating loss	(12.2)	(7.4)	(7.9)	(4.8)	(4.3)

Interest expense, net	(4.1)	(2.5)	(4.1)	(2.5)	—
Foreign currency loss, net	(3.2)	(1.9)	(9.4)	(5.7)	6.2
Others	0.6	0.3	0.6	0.3	—

	(6.7)	(4.1)	(12.9)	(7.9)	6.2

Loss before income taxes	(18.9)	(11.5)	(20.8)	(12.7)	1.9
Income tax expenses	1.1	0.7	0.8	0.5	0.3

Net loss	$(20.0)	(12.1)%	$(21.6)	(13.2)%	$1.6

Net Sales

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Display Solutions	$56.4	34.2%	$40.4	24.6%	$16.0
Power Solutions	33.8	45.2	31.8	19.4	2.1
Semiconductor Manufacturing Services	74.5	20.5	91.9	56.0	(17.4)
All other	0.2	0.1	0.1	—	0.1

	$164.9	100.0%	$164.2	100.0%	$0.7

Net sales were $164.9 million for the three months ended March 31, 2015, a $0.7 million, or 0.4%, increase compared to $164.2 million for the three months ended March 31, 2014. Net sales increased primarily as a result of increase in revenue related to our Display Solutions products, which was substantially offset by decrease in revenue related to our Semiconductor Manufacturing Services line as described below.

Display Solutions. Net sales from our Display Solutions line were $56.4 million for the three months ended March 31, 2015, a $16.0 million, or 39.6%, increase compared to $40.4 million for the three months ended March 31, 2014. The increase in sales was primarily attributable to display driver ICs for TVs and mid-range smartphones.

Power Solutions. Net sales from our Power Solutions line were $33.8 million for the three months ended March 31, 2015, a $2.1 million, or 6.5%, increase compared to $31.8 million for the three months ended March 31, 2014. The increase in sales of our premium products such as IGBT and Super Junction MOSFETs positively impacted our overall revenue.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services line were $74.5 million for the three months ended March 31, 2015, a $17.4 million, or 18.9%, decrease compared to $91.9 million for the three months ended March 31, 2014. The decrease was attributable to reduced levels of demand for our products by customers primarily serving the smartphone market.

All Other. All other net sales were $0.2 million for the three months ended March 31, 2015 and $0.1 million for the three months ended March 31, 2014, respectively.

Net Sales by Geographic Region

We report net sales by geographic region based on the location of customers. Revenue from a foreign subsidiary of a multi-national corporation is classified based on the location of the subsidiary. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$62.5	37.9%	$67.0	40.8%	$(4.5)
Asia Pacific (other than Korea)	79.2	48.0	70.2	42.8	9.0
United States	19.4	11.7	19.8	12.0	(0.4)
Europe	3.7	2.2	6.9	4.2	(3.2)
Others	0.2	0.1	0.3	0.2	(0.1)

	$164.9	100.0%	$164.2	100.0%	$0.7

Net sales in Asia Pacific (other than Korea) for the three months ended March 31, 2015 increased from $70.2 million to $79.2 million compared to the three months ended March 31, 2014, or by $9.0 million, or 12.8%. The increase was attributable to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific, which was partially offset by reduced levels of demand for our products primarily serving the smart phone market.

Net sales in Korea for the three months ended March 31, 2015 decreased from $67.0 million to $62.5 million compared to the three months ended March 31, 2014, or by $4.5 million, or 6.8%, primarily due to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific, which was partially offset by the increase in sales of large display applications.

Net sales in Europe for the three months ended March 31, 2015 decreased from $6.9 million to $3.7 million compared to the three months ended March 31, 2014, or by $3.2 million, or 47.0%, primarily due to the decrease in demand from our customer in the high end smartphone market.

Gross Profit

Total gross profit was $35.0 million for the three months ended March 31, 2015 compared to $40.3 million for the three months ended March 31, 2014, a $5.3 million, or 13.2%, decrease. Gross profit as a percentage of net sales for the three months ended March 31, 2015 decreased to 21.2% compared to 24.5% for the three months ended March 31, 2014.

The decrease in gross profit as a percentage of net sales was attributable to the negative impact of unfavorable product mix and a lower utilization rate, which was offset by the decrease in inventory reserves of $1.9 million. Reduced levels of customer orders experienced by the Semiconductor Manufacturing Services line resulted in the low utilization rate.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $25.0 million, or 15.2% of net sales, for the three months ended March 31, 2015 and March 31, 2014. $2.3 million of incremental professional services costs were recognized in the first quarter of 2015 primarily in connection with related restatement and litigation. Offsetting this increase was primarily related to a slight decrease in personnel costs and proceeds from an insurance claim for certain restatement related legal costs.

Research and Development Expenses. Research and development expenses were $22.2 million, or 13.4% of net sales, for the three months ended March 31, 2015, compared to $23.1 million, or 14.1% of net sales, for the three months ended March 31, 2014. The decrease of $1.0 million, or 4.2%, was due to a decrease in outside service fees and a decrease in personnel costs.

Operating Loss

As a result of the foregoing, operating loss increased by $4.3 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. As discussed above, the increase in operating loss resulted from a $5.3 million decrease in gross profit, which was offset by a $1.0 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $4.1 million during the three months ended March 31, 2015 and March 31, 2014.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended March 31, 2015 was $3.2 million compared to of $9.4 million for the three months ended March 31, 2014. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Income Tax Expenses

Income tax expenses for the three months ended March 31, 2015 and 2014 were $1.1 million and $0.8 million, respectively, primarily attributable to withholding taxes related to the intercompany balances.

Net Loss

As a result of the foregoing, net loss decreased by $1.6 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. As discussed above, the decrease in net loss was primarily due to a $6.2 million decrease in foreign currency loss, which was partially offset by a $4.3 million increase of operating loss.

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

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $8.7 million for the three months ended March 31, 2015, compared to $44.2 million of cash outflow used in operating activities in the three months ended March 31, 2014. The net operating cash outflow for the three months ended March 31, 2015 reflects our net loss of $20.0 million and non-cash adjustments of $18.4 million, which mainly consisted of provision for severance benefits, depreciation and amortization and foreign currency translation, and an increase in net operating assets of $7.1 million.

Our working capital balance as of March 31, 2015 was $100.6 million compared to $106.8 million as of December 31, 2014. The $6.2 million decrease was primarily attributable to a $11.0 million decrease in cash and cash equivalents, and $6.5 million decrease in accrued expenses. The decrease in accrued expenses is a result of increased payments of outstanding outside service fees related to the Audit Committee’s independent investigation and related restatement and litigation.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $1.0 million in the three months ended March 31, 2015, compared to $6.6 million of cash used in investing activities in the three months ended March 31, 2014. The decrease was primarily due to a decrease in capital expenditures of $5.7 million.

Cash Flows from Financing Activities

We had no cash flows from financing activities for the three months ended March 31, 2015, compared to $0.1 million of cash inflow for the three months ended March 31, 2014.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the three months ended March 31, 2015, capital expenditures were $0.6 million, a $5.7 million, or 90.0%, decrease from $6.4 million in the three months ended March 31, 2014, due to acquisition of a specialized Epi tool during the first quarter of 2014.

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

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2015:

	Payments Due by Period
	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
	(In millions)
Senior notes(1)	$321.9	$7.5	$14.9	$14.9	$14.9	$14.9	$254.8
Operating lease(2)	47.1	6.1	5.0	2.2	2.1	2.0	29.8
Others(3)	8.3	4.7	3.6	—	—	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of March 31, 2015, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,105.0:1, the exchange rate as of March 31, 2015.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $3.4 million as of March 31, 2015. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $144.5 million as of March 31, 2015. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future periods.

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

We believe that our significant accounting policies, which are described in Note 1 to the consolidated financial statements of MagnaChip Semiconductor Corporation for the three months ended March 31, 2015 included elsewhere in this Report, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty.

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

Sales of Accounts Receivable

We account for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constraints the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain or loss reflected in earnings during the period of sale.

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

Derivative Financial Instruments

We apply the provisions of ASC 815. This Statement requires the recognition of all derivative instruments as either assets or liabilities measured at fair value.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03. ASU 2015-03 requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2015 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.3 million in our U.S. dollar financial instruments and cash balances.

See “Note 7. Derivative Financial Instruments” to our consolidated financial statements under “Part I: Item 1. Interim Consolidated Financial Statements (Unaudited)” and “Part I: Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Impact of Foreign Currency Exchange Rates on Reported Results of Operations” of this Report for additional information regarding our foreign exchange hedging activities.

Interest Rate Exposures

As of March 31, 2015, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rate is fixed, we have no market risk related to the 2021 Notes.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2015, because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K. As disclosed in the 2014 Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, previously concluded that our disclosure controls and procedures were not effective as of December 31, 2014, because of the material weaknesses in internal control over financial reporting described under the subheading “Management’s Annual Report on Internal Control over Financial Reporting” in Part II, Item 9A of the 2014 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at March 31, 2015.

To address these material weaknesses, we performed additional analyses and other procedures (as further described under the subheading “Remediation Status” below) to ensure that the Company’s consolidated financial statements were prepared in accordance with US GAAP.

Previously Identified Material Weaknesses

As previously disclosed in the 2014 Form 10-K, management concluded that, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), our internal control over financial reporting was not effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. For a discussion of the material weaknesses in internal control over financial reporting, please see Part II, Item 9A of the 2014 Form 10-K.

Remediation Status

As previously disclosed in the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2013 and December 31, 2014 that were filed in February 2015 and in May 2015, respectively, we identified material weaknesses in our internal control over financial reporting and concluded that the material weaknesses existed in the Company’s internal control over financial reporting as of December 31, 2013 and December 31, 2014, respectively. During 2014 and through the date of the filing of this Report, we have commenced a number of steps to improve our internal controls over financial reporting, and are implementing those steps as described as below.

Control Environment:

•	During the second quarter of 2015, the Company appointed YJ Kim as Chief Executive Officer and a member of the Company’s Board of Directors, and Jonathan Kim as Chief Financial Officer. Both held the same posts on an interim basis since the second quarter of 2014.

•	Commencing in the second quarter of 2014, the Principal Executive Officer and Principal Financial Officer/Chief Accounting Officer (“new management team”) took steps to communicate their expectation of the enhanced compliance with high ethical standards by providing ethical guidelines and other forms of internal communications to all employees.

•	During the fourth quarter of 2014, the new management team provided mandatory ethics compliance trainings for all employees, which included a pledge to comply with the code of conduct. Through such employee training sessions, the new management team specifically emphasized the importance of our whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, and violations of our code of ethics or other topics.

•	During 2014, the new management team (i) strengthened accounting and finance teams by hiring full-time employees with extensive U.S. GAAP experience; (ii) established a detailed revenue recognition policy including logical criteria to decide whether necessary conditions for revenue recognition were fully met in accordance with U.S.GAAP; and (iii) facilitated U.S. GAAP training programs for relevant employees.

•	During the fourth quarter of 2014 and through the date of the filing of this Report, the new management team has been implementing a sub-certification process, which requires that certain employees certify on a quarterly basis that they have no knowledge of (i) any transaction of which terms deviate from the terms of written sales or purchasing contracts, (ii) any undisclosed or unauthorized transaction that should be communicated to the authorized personnel in the accounting team, and (iii) any irregular activities that were not conducted in the ordinary course of business, including inappropriate decision-making and non-compliance with applicable regulations, policies and procedures.

•	The new management team plans to hire a senior level employee with expertise in the area of tax accounting and reporting, whose duties will be to (i) prepare and analyze income tax accounts with assistance from external tax advisors; and (ii) train accounting employees with regard to tax accounting, disclosure practices and rules and regulations.

Monitoring Activities:

•	The new management team has been building an environment that prioritizes compliance across the enterprise, placing special efforts on improving internal audits and compliance with the Sarbanes-Oxley Act. In December 2014, the new management hired a new Director of Compliance and Internal Audit, whose primary duties are to design, implement, and operate our internal control over financial reporting.

•	During the fourth quarter of 2014 and through the date of the filing of this Report, the Compliance and Internal Audit Team (i) has conducted a risk assessment that considers specific risk scenarios in which misstatement of financial reporting might occur, and (ii) has executed monitoring of a sample of transactions for high risk areas. Specifically, the Compliance and Internal Audit Team has implemented an order deviation monitoring process whereby deviations from established customer sales terms were reviewed in order to ensure that such deviations are accurately reflected in our financial statements.

•	In May 2015, the Company named its General Counsel, Theodore Kim, as Executive Vice President and Chief Compliance Officer, a newly created position, reporting directly to the Board of Directors. He continues to serve as General Counsel. In addition, the Compliance and Internal Audit Team was reorganized under the Chief Compliance Officer, to whom the Director of Compliance and Internal Audit reports, as a part of the Company’s continuing effort to reinforce the independence and objectivity of our internal audit activities from management.

•	We plan to continue to provide the Audit Committee with the information concerning internal audit activities, internal control deficiencies and remediation plans, investigation results of any whistle blowers’ complaints, and any irregular activities that are non-compliant with applicable regulations, policies and procedures.

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

As we continue to work to improve our internal controls over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation efforts set forth above are fully completed and sufficiently operated, the material weaknesses described above will continue to exist.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2014 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2014 Form 10-K and Notes 16 and 17 to our consolidated financial statements in this Report for additional information.

Item 1A.	Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2014 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC.

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2014 Form 10-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: June 5, 2015	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Authorized Officer)

Dated: June 5, 2015	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith