Form 10-Q
period 2015-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2015-08-07
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 1, 2015, the registrant had 34,565,717 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2015 and 2014	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

PART II OTHER INFORMATION		48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 6.	Exhibits	49

SIGNATURES		50

PART I—FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$72,672	$102,434
Accounts receivable, net	67,780	72,957
Inventories, net	71,800	75,334
Other receivables	5,450	10,616
Prepaid expenses	7,142	7,560
Current deferred income tax assets	43	237
Hedge collateral	6,380	—
Other current assets	7,383	6,898

Total current assets	238,650	276,036

Property, plant and equipment, net	208,351	223,766
Intangible assets, net	2,476	2,451
Long-term prepaid expenses	9,875	10,916
Deferred income tax assets	260	415
Other non-current assets	12,876	14,147

Total assets	$472,488	$527,731

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$57,432	$70,767
Other accounts payable	9,724	10,986
Accrued expenses	75,556	81,060
Other current liabilities	5,946	6,460

Total current liabilities	148,658	169,273

Long-term borrowings, net	224,095	224,035
Accrued severance benefits, net	143,727	139,289
Other non-current liabilities	10,703	13,636

Total liabilities	527,183	546,233

Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,840,685 shares issued and 34,261,920 outstanding at June 30, 2015 and 40,635,233 shares issued and 34,056,468 outstanding at December 31, 2014	408	406
Additional paid-in capital	121,602	118,419
Accumulated deficit	(61,998)	(11,343)
Treasury stock, 6,578,765 shares at June 30, 2015 and December 31, 2014	(90,918)	(90,918)
Accumulated other comprehensive loss	(23,789)	(35,066)

Total stockholders’ equity (deficit)	(54,695)	(18,502)

Total liabilities and stockholders’ equity	$472,488	$527,731

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$162,015	$172,070	$326,900	$336,234
Cost of sales	126,729	136,613	256,637	260,500

Gross profit	35,286	35,457	70,263	75,734

Operating expenses
Selling, general and administrative expenses	28,588	30,746	53,618	55,773
Research and development expenses	21,931	24,059	44,091	47,196

Total operating expenses	50,519	54,805	97,709	102,969

Operating loss	(15,233)	(19,348)	(27,446)	(27,235)

Interest expense, net	(3,933)	(4,007)	(7,996)	(8,077)
Foreign currency gain (loss), net	(12,296)	38,424	(15,472)	29,018
Other income, net	234	597	790	1,158

Income (loss) before income taxes	(31,228)	15,666	(50,124)	(5,136)

Income tax expenses (benefits)	(602)	656	531	1,459

Net income (loss)	$(30,626)	$15,010	$(50,655)	$(6,595)

Earnings (loss) per common share—
Basic	$(0.90)	$0.44	$(1.49)	$(0.19)
Diluted	$(0.90)	$0.43	$(1.49)	$(0.19)
Weighted average number of shares—
Basic	34,092,402	34,056,359	34,074,534	34,054,626
Diluted	34,092,402	35,177,915	34,074,534	34,054,626

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$(30,626)	$15,010	$(50,655)	$(6,595)

Other comprehensive income (loss)
Foreign currency translation adjustments	10,123	(25,955)	13,179	(19,336)
Derivative adjustments
Fair valuation of derivatives	(1,417)	8,002	(1,417)	6,201
Reclassification adjustment for gain on derivatives included in net income	—	(2,647)	(485)	(2,644)
Investment adjustments
Unrealized gain on investments	—	925	—	1,201
Reclassification adjustment for gain on investments included in net income	—	(1,882)	—	(1,882)

Total other comprehensive income (loss)	8,706	(21,557)	11,277	(16,460)

Total comprehensive loss	$(21,920)	$(6,547)	$(39,378)	$(23,055)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

			Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Six Months Ended June 30, 2015
Balance at January 1, 2015	34,056,468	$406	$118,419	$(11,343)	$(90,918)	$(35,066)	$(18,502)
Stock-based compensation	—	—	1,977	—	—	—	1,977
Exercise of stock options	205,452	2	1,206	—	—	—	1,208
Other comprehensive income, net	—	—	—	—	—	11,277	11,277
Net loss	—	—	—	(50,655)	—	—	(50,655)

Balance at June 30, 2015	34,261,920	$408	$121,602	$(61,998)	$(90,918)	$(23,789)	$(54,695)

Six Months Ended June 30, 2014
Balance at January 1, 2014	34,048,366	$406	$116,222	$105,889	$(90,918)	$(50,058)	$81,541
Stock-based compensation	—	—	1,072	—	—	—	1,072
Exercise of stock options	6,795	—	48	—	—	—	48
Exercise of warrants	1,202	—	19	—	—	—	19
Other comprehensive loss, net	—	—	—	—	—	(16,460)	(16,460)
Net loss	—	—	—	(6,595)	—	—	(6,595)

Balance at June 30, 2014	34,056,363	$406	$117,361	$99,294	$(90,918)	$(66,518)	$59,625

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net loss	$(50,655)	$(6,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	13,667	15,022
Provision for severance benefits	11,877	9,426
Bad debt expenses (reversal of allowance)	(3)	3,724
Amortization of debt issuance costs and original issue discount	324	301
Loss (gain) on foreign currency, net	17,146	(31,969)
Gain on disposal of investments	—	(1,524)
Stock-based compensation	1,977	1,072
Other	1,547	758
Changes in operating assets and liabilities
Accounts receivable	3,145	6,712
Inventories, net	1,623	(11,537)
Other receivables	5,523	781
Other current assets	2,235	4,590
Deferred tax assets	339	391
Accounts payable	(12,431)	4,556
Other accounts payable	(5,550)	(8,560)
Accrued expenses	(10,710)	20,260
Other current liabilities	(2,058)	1,230
Other non-current liabilities	(1,084)	292
Payment of severance benefits	(4,231)	(3,490)
Other	(147)	13

Net cash provided by (used in) operating activities	(27,466)	5,453

Cash flows from investing activities
Payment of hedge collateral	(6,555)	—
Proceeds from disposal of investments	—	2,003
Purchase of plant, property and equipment	(1,964)	(12,058)
Payment for intellectual property registration	(263)	(490)
Payment of guarantee deposits	(642)	(308)
Other	237	39

Net cash used in investing activities	(9,187)	(10,814)

Cash flows from financing activities
Proceeds from issuance of common stock	1,208	67

Net cash provided by financing activities	1,208	67
Effect of exchange rates on cash and cash equivalents	5,683	(7,315)

Net decrease in cash and cash equivalents	(29,762)	(12,609)

Cash and cash equivalents
Beginning of the period	102,434	153,606

End of the period	$72,672	$140,997

Supplemental cash flow information
Cash paid for interest	$7,683	$7,354

Cash paid for income taxes	$388	$706

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,493	$1,436

The accompanying notes are an integral part of these consolidated financial statements.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except share data)

1. Business, Basis of Presentation and Significant Accounting Policies

Business

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and Internet of Things (“IoT”) applications. The Company provides technology platforms for analog, mixed signal, power, high voltage, non-volatile memory and Radio Frequency (“RF”) applications. The Company’s business is comprised of two operating segments: Semiconductor Manufacturing Services and Standard Products Group. The Company’s Semiconductor Manufacturing Services provide specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve the consumer, computing, communication, industrial, automotive and IoT applications. The Company’s Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. The Company’s Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel displays. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in consumer, communication and industrial applications.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with ASC 270, “Interim Reporting” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2014 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

The segment disclosures reflect the Company’s new operating segments. See Note 13, Geographic and Segment Information, for a more detailed discussion and explanation of the change.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (the “Original Effective Date”), including interim periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the Original Effective Date. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $32,143 thousand and $5,712 thousand for the six months ended June 30, 2015 and 2014, respectively, and these sales resulted in pre-tax losses of $37 thousand and $17 thousand for the six months ended June 30, 2015 and 2014, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. While these discount arrangements allow the Company to accelerate collection of customers’ receivables, there can be no assurance that these programs will continue in the future.

3. Inventories

Inventories as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
Finished goods	$36,602	$40,404
Semi-finished goods and work-in-process	55,428	68,153
Raw materials	8,195	7,520
Materials in-transit and other	2,936	6,745
Less: inventory reserve	(31,361)	(47,488)

Inventories, net	$71,800	$75,334

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2015		June 30, 2014
Beginning balance	$(41,818)	$(47,488)	$(70,265)	$(72,400)
Change in reserve	(4,977)	(5,864)	(562)	(3,326)
Write off	14,912	21,240	8,839	12,760
Translation adjustments	522	751	(3,682)	(2,704)

Ending balance	$(31,361)	$(31,361)	$(65,670)	$(65,670)

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

4. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2015 and December 31, 2014 comprise the following:

	June 30, 2015	December 31, 2014
Buildings and related structures	$69,589	$70,552
Machinery and equipment	264,669	269,031
Vehicles and others	24,782	24,812

	359,040	364,395
Less: accumulated depreciation	(167,031)	(157,341)
Land	16,342	16,712

Property, plant and equipment, net	$208,351	$223,766

Aggregate depreciation expenses totaled $13,502 thousand and $14,161 thousand for the six months ended June 30, 2015 and 2014, respectively.

5. Intangible Assets

Intangible assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Technology	$19,247	$19,683
Customer relationships	27,642	28,269
Intellectual property assets	8,357	8,359
Less: accumulated amortization	(52,770)	(53,860)

Intangible assets, net	$2,476	$2,451

Aggregate amortization expenses for intangible assets totaled $165 thousand and $861 thousand for the six months ended June 30, 2015 and 2014, respectively.

6. Accrued Expenses

Accrued expenses as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Payroll, benefits and related taxes, excluding severance benefits	$20,135	$18,654
Withholding tax levied on intercompany interest income	29,198	27,497
Interest on senior notes	6,874	7,040
Settlement obligations	6,031	8,976
Outside service fees	4,943	10,640
Others	8,375	8,253

Accrued expenses	$75,556	$81,060

Settlement obligations included in the table above relate to claims involving the Company’s products that may have caused a failure in the customers’ products. Although the Company does not agree with the claims, as its products met the customers’ specifications, the Company considered a number of factors and decided not to dispute the claims but make certain in-kind payments as demanded by the customers. These settlement obligations are accrued when they are deemed probable and can be reasonably estimated.

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

Details of derivative contracts as of June 30, 2015 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
May 11, 2015	Zero cost collar	$42,000	July to December 2015
May 27, 2015	Zero cost collar	$42,000	July to December 2015

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

The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of June 30, 2015 and December 31, 2014 are as follows:

Derivatives designated as hedging instruments:		June 30, 2015	December 31, 2014
Liability Derivatives:
Zero cost collars	Other current liabilities	$1,702	$—

Offsetting of derivative liabilities as of June 30, 2015 is as follows:

As of June 30, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$1,702	$—	$1,702	$—	$(1,380)	$322

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative, representing hedge ineffectiveness, are recognized in current earnings.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2015 and 2014:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014		2015	2014
Zero cost collars	$(1,417)	$8,002	Net sales	$—	$2,647	Other income, net	$(306)	$(36)

Total	$(1,417)	$8,002		$—	$2,647		$(306)	$(36)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2015 and 2014:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014		2015	2014
Zero cost collars	$(1,417)	$6,201	Net sales	$485	$2,644	Other income, net	$(306)	$(52)

Total	$(1,417)	$6,201		$485	$2,644		$(306)	$(52)

As of June 30, 2015, the amount expected to be reclassified from accumulated other comprehensive income into loss within the next twelve months is $1,417 thousand.

The Company set aside $5.0 million cash deposits to a financial institution, the counterparty to the zero cost collar contracts outstanding as of June 30, 2015. The Company is required to deposit cash collateral with the counterparty for any exposure in excess of $0.5 million and $1.4 million of cash collateral was required as of June 30, 2015. The Company recorded the cash deposits and cash collateral totaling $6.4 million as hedge collateral in the consolidated balance sheet as of June 30, 2015. These outstanding zero cost collar contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30 million on the last day of a fiscal quarter.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

8. Fair Value Measurements

The Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2015, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$1,702	$1,702	$—	$1,702	$—

The Company did not have any assets measured at fair value on a recurring basis as of June 30, 2015 other than cash and cash equivalents, accounts receivable, other receivables, hedge collateral, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

As of June 30, 2015, the total carrying value and estimated fair value of the Company’s 6.625% Senior Notes due 2021 (the “2021 Notes”), which are not measured at fair value on a recurring basis, were $224,095 thousand and $180,563 thousand, respectively. The decrease in the fair value of the 2021 Notes from December 31, 2014 to June 30, 2015 was related to the revision of the Company’s credit rating in the first quarter of 2015. The estimated fair value is based on Level 2 inputs.

9. Long-Term Borrowings

Long-term borrowings as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
6.625% senior notes due July 2021	$225,000	$225,000
Discount on senior notes	(905)	(965)

Long-term borrowings, net of unamortized discount	$224,095	$224,035

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

In connection with the issuance of the 2021 Notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2013 to 2021. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $133 thousand and $265 thousand for the three and six months ended June 30, 2015, respectively. The remaining capitalized costs as of June 30, 2015, which were included in other non-current assets in the consolidated balance sheet, were $4,055 thousand.

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

As disclosed in the Company’s Form 8-K filed on June 25, 2014, the Company received a notice of default on June 20, 2014 (the “10-K and Q1 10-Q Notice of Default”) from the Trustee under the Indenture. The 10-K and Q1 10-Q Notice of Default related to the failure by the Company, pursuant to Section 4.03 of the Indenture, to file with the Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Initial Reporting Defaults”). The Company did not cure the Initial Reporting Defaults within the applicable 60-day grace period and the Initial Reporting Defaults ripened into Events of Default. The Company elected, as the sole and exclusive remedy for the Events of Default, to pay additional interest on the 2021 Notes at a rate equal to 0.25% per annum of the principal amount of the 2021 Notes (the “Additional Interest”) for a period of up to 180 days following the occurrence of the Events of Default (the “Additional Interest Period”).

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

Upon the filing with the SEC of the 2013 Form 10-K and the Form 10-Qs for each of the fiscal quarters ended March 31, 2014, June 30, 2014 and September 31, 2014, the Company regained compliance with its reporting obligations under the Indenture and cured all identified covenant defaults in each of the 10-K and the Q1 10-Q Notice of Default, the Q2 10-Q Notice of Default and the Q3 10-Q Notice of Default, and ceased accruing the Additional Interest on the 2021 Notes as of February 12, 2015.

As disclosed in the Company’s Form 8-K filed on May 4, 2015, the Company received a notice of default on May 1, 2015 (the “10-K Notice of Default”) from the Trustee under the Indenture. The 10-K Notice of Default related to the failure by the Company, pursuant to Section 4.03 of the Indenture, to file with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company cured the default referenced in the 10-K Notice of Default within the applicable 60-day grace period under the Indenture by filing the 2014 Form 10-K with the SEC on May 28, 2015.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

10. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2015, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2015		June 30, 2014
Beginning balance	$145,598	$140,405	$136,176	$135,356
Provisions	4,617	11,877	5,392	9,426
Severance payments	(2,890)	(4,231)	(1,976)	(3,490)
Translation adjustments	(2,525)	(3,251)	7,331	5,631

	144,800	144,800	146,923	146,923
Less: Cumulative contributions to the National Pension Fund	(333)	(333)	(387)	(387)
Group severance insurance plan	(740)	(740)	(825)	(825)

Accrued severance benefits, net	$143,727	$143,727	$145,711	$145,711

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2015	$288
2016	1,104
2017	1,680
2018	2,853
2019	2,226
2020	2,887
2021 – 2025	30,280

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

11. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2015, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $766 million. The Korean won to U.S. dollar exchange rates were 1,124.1:1 and 1,099.2:1 using the first base rate as of June 30, 2015 and December 31, 2014, respectively, as quoted by the Korea Exchange Bank.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

12. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The Company’s Korean subsidiary is the principal operating entity within the consolidated Company. For the three months ended June 30, 2015 and 2014, no income tax expense for the Korean subsidiary was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense (benefit) recorded for the three months ended June 30, 2015 and 2014 was $(602) thousand and $656 thousand, respectively, and for the six months ended June 30, 2015 and 2014 was $531 thousand and $1,459 thousand, respectively, primarily attributable to withholding taxes related to intercompany balances and benefits from the lapse of statute of limitations on unrecognized tax benefits.

13. Geographic and Segment Information

The Company previously reported its results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign the Company’s businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. In furtherance of these objectives, the Company combined its business lines of Display Solutions and Power Solutions into a new segment called Standard Products Group. Beginning in the second quarter of 2015, the Company reports its financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer who allocates resources and assesses performance of the business and other activities based on gross profit. The two newly established operating segments will be managed prospectively and all prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

The following sets forth information relating to the operating segments:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Sales
Semiconductor Manufacturing Services	$78,962	$90,339	$153,482	$182,267
Standard Products Group
Display Solutions	48,918	45,327	105,271	85,706
Power Solutions	33,995	36,275	67,832	68,050

Total Standard Products Group	82,913	81,602	173,103	153,756
All other	140	129	315	211

Total net sales	$162,015	$172,070	$326,900	$336,234

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross Profit
Semiconductor Manufacturing Services	$17,183	$18,601	$32,560	$40,723
Standard Products Group	17,963	16,727	37,388	34,801
All other	140	129	315	210

Total gross profit	$35,286	$35,457	$70,263	$75,734

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	June 30, 2015	June 30, 2014
Korea	$61,755	$67,320
Asia Pacific (other than Korea)	75,582	74,337
U.S.A.	20,310	24,596
Europe	3,708	5,601
Others	660	216

Total	$162,015	$172,070

	Six Months Ended
	June 30, 2015	June 30, 2014
Korea	$124,225	$134,333
Asia Pacific (other than Korea)	154,759	144,558
U.S.A.	39,680	44,349
Europe	7,361	12,494
Others	875	500

Total	$326,900	$336,234

Net sales from the Company’s top ten largest customers accounted for 65% and 59% for the three months ended June 30, 2015 and 2014, respectively, and 66% and 57% for the six months ended June 30, 2015 and 2014, respectively.

For the three months ended June 30, 2015, the Company had two customers that represented 14.8% and 10.8% of its net sales, respectively, and for the six months ended June 30, 2015, the Company had three customers that represented 15.1%, 11.3% and 10.1% of its net sales, respectively.

For the three months ended June 30, 2014, we had one customer which represented 10.5% of the Company’s net sales, and for the six months ended June 30, 2014, we had no customer which represented over 10% of the Company’s net sales.

96% of the Company’s property, plant and equipment are located in Korea as of June 30, 2015.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
Foreign currency translation adjustments	$(22,372)	$(35,551)
Derivative adjustments	(1,417)	485

Total	$(23,789)	$(35,066)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2015 and 2014 are as follows:

Three Months Ended June 30, 2015	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(32,495)	$—	$—	$(32,495)

Other comprehensive income (loss) before reclassifications	10,123	(1,417)	—	8,706
Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Net current-period other comprehensive income (loss)	10,123	(1,417)	—	8,706

Ending balance	$(22,372)	$(1,417)	$—	$(23,789)

Three Months Ended June 30, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(50,707)	$4,789	$957	$(44,961)

Other comprehensive income (loss) before reclassifications	(25,955)	8,002	925	(17,028)
Amounts reclassified from accumulated other comprehensive income	—	(2,647)	(1,882)	(4,529)

Net current-period other comprehensive income (loss)	(25,955)	5,355	(957)	(21,557)

Ending balance	$(76,662)	$10,144	$—	$(66,518)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 are as follows:

Six Months Ended June 30, 2015	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(35,551)	$485	$—	$(35,066)

Other comprehensive income (loss) before reclassifications	13,179	(1,417)	—	11,762
Amounts reclassified from accumulated other comprehensive income	—	(485)	—	(485)

Net current-period other comprehensive income (loss)	13,179	(1,902)	—	11,277

Ending balance	$(22,372)	$(1,417)	$—	$(23,789)

Six Months Ended June 30, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(57,326)	$6,587	$681	$(50,058)

Other comprehensive income (loss) before reclassifications	(19,336)	6,201	1,201	(11,934)
Amounts reclassified from accumulated other comprehensive income	—	(2,644)	(1,882)	(4,526)

Net current-period other comprehensive income (loss)	(19,336)	3,557	(681)	(16,460)

Ending balance	$(76,662)	$10,144	$—	$(66,518)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	June 30, 2015	June 30, 2014
Net income (loss)	$(30,626)	$15,010
Weighted average common stock outstanding
Basic	34,092,402	34,056,359
Diluted	34,092,402	35,177,915
Earnings (loss) per share
Basic	$(0.90)	$0.44
Diluted	$(0.90)	$0.43

	Six Months Ended
	June 30, 2015	June 30, 2014
Net loss	$(50,655)	$(6,595)
Weighted average common stock outstanding
Basic	34,074,534	34,054,626
Diluted	34,074,534	34,054,626
Loss per share
Basic	$(1.49)	$(0.19)
Diluted	$(1.49)	$(0.19)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Options	3,341,700	880,267	3,341,700	3,166,145
Warrants	—	1,425,129	—	1,425,129
Restricted Stock Units	129,962	—	129,962	—

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Rights Plan

On March 5, 2015, the Board of Directors of the Company, authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock, par value $0.01 per share, outstanding at the close of business on March 16, 2015. Each Right, once exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $24, subject to adjustment (the “Purchase Price”). The Rights are not presently exercisable and remain attached to the shares of common stock unless and until the occurrence of the earlier of the following (the “Distribution Date”): (i) the tenth day after the public announcement or disclosure by the Company or any person or group of affiliated or associated persons that any person or group of affiliated or associated persons has become an “Acquiring Person” by obtaining beneficial ownership of 10% (or 20% in the case of a “passive institutional investor,” which is defined generally as any person who has reported beneficial ownership of shares of common stock on Schedule 13G under the Securities Exchange Act of 1934 (“the Exchange Act”)) or more of the Company’s outstanding common stock, subject to certain exceptions; or (ii) the tenth business day (or such later date as the Company’s Board of Directors may designate before a person or group of affiliated or associated persons becomes an Acquiring Person) after the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer by any person or group of affiliated or associated persons, which would, if consummated, result in such person or group becoming an Acquiring Person. The Board of Directors may redeem all of the Rights for $0.001 per Right at any time before any person or group of affiliated or associated persons becomes an Acquiring Person. In addition, at any time on or after any person or group of affiliated or associated persons becomes an Acquiring Person (but before any person or group of affiliated or associated persons becomes the owner of 50% or more of the Company’s outstanding common stock), the Board of Directors may exchange all or part of the Rights (other than the Rights beneficially owned by the Acquiring Person and certain affiliated persons) for shares of common stock at an exchange ratio of one share of common stock per Right. The Rights will expire at the close of business on March 5, 2016, unless redeemed or exchanged prior to that time.

If any person or group of affiliated or associated persons becomes an Acquiring Person, then, after the Distribution Date, each Right (other than Rights beneficially owned by the Acquiring Person and certain affiliated persons or transferees thereof) will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock having a market value of twice the Purchase Price. Alternatively, if, after any person or group of affiliated or associated persons becomes an Acquiring Person, (i) the Company is involved in a merger or other business combination in which the Company is not the surviving corporation or its common stock is changed into or exchanged for other securities or assets; or (ii) the Company or one or more of its subsidiaries sells or otherwise transfers assets or earning power aggregating more than 50% of the assets or earning power of the Company and its subsidiaries, taken as a whole, then each Right will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock of the other party to such business combination or sale (or in certain circumstances, an affiliate) having a market value of twice the Purchase Price.

16. Commitments and Contingencies

Securities Class Action Complaints

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s now-former officers. On April 21, 2015, a related purported class action lawsuit was filed against the Company, certain of the Company’s current directors and former and now-former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings. On June 15, 2015, these two class action lawsuits were consolidated. On June 26, 2015, an amended complaint was filed in the consolidated action, against the Company, certain of the Company’s current directors and former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015 and a putative subclass consisting of all purchasers of the Company’s common stock pursuant to or traceable to a shelf registration statement and prospectus issued in connection with the Company’s February 6, 2013 public stock offering. The consolidated amended complaint asserts claims on behalf of the putative class for (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s current directors and former officers, (ii) alleged violations of Section 20(a) of the Exchange Act by certain of the Company’s current directors and former officers, and (iii) alleged violations of Sections 20(a) and 20(A) of the Exchange Act by a shareholder. The consolidated amended complaint also asserts claims on behalf the subclass for (i) alleged violations of Section 11 of the Securities Act of 1933 (the “Securities Act”) by the Company, certain of the Company’s current directors and former officers, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (ii) alleged violations of Section 12 of the Securities Act by the Company, certain of the Company’s current directors and former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (iii) alleged violations of Section 15 of the Securities Act by

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

the Company, certain of the Company’s former officers, and a shareholder of the Company. The consolidated action, Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-cv-1160, is pending in the Northern District of California. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

SEC Enforcement Staff Review

In March 2014, the Company voluntarily reported to the SEC that the Company’s Audit Committee (the “Audit Committee”) had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced the Independent Investigation. Over the course of 2014 and the first two quarters of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the Independent Investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with its investigation. The Company will continue to cooperate with the SEC in this investigation. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

Shareholder Derivative Complaints

A shareholder derivative action, styled Hemmingson et al. v. Elkins et al., Case No. 1-15-cv-278614, was filed in the Superior Court of the State of California in and for Santa Clara County on March 25, 2015, naming as defendants certain of the Company’s current directors and former and now-former officers, as well as a shareholder of the Company, and naming the Company as a nominal defendant. The complaint in this action asserts claims for (i) alleged breaches of fiduciary duty by certain of the Company’s current directors and former and now-former officers for purportedly knowingly failing to maintain adequate internal controls over its accounting and reporting functions and disseminating to stockholders certain alleged materially false and misleading statements, (ii) alleged breaches of fiduciary duty by certain of the Company’s current directors and a current shareholder of the Company for purported insider trading, and (iii) alleged unjust enrichment by a shareholder of the Company for purported insider trading. On May 13, 2015, the court so ordered a stipulation entered into by certain of the parties, agreeing to stay the litigation until Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-cv-1160 and Okla. Police Pension & Retirement Sys. v. MagnaChip Semiconductor Corp., et al., No. 3:15-cv-01797 are resolved, unless the stay is lifted earlier.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and IoT applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with a 30-year operating history, large portfolio of 2,669 registered novel patents and 159 pending novel patent applications and extensive engineering and manufacturing process expertise.

We previously reported our results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign our businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. In furtherance of these objectives, we combined our business lines of Display Solutions and Power Solutions into a new segment called Standard Products Group. Beginning in the second quarter of 2015, we report our financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. Our chief operating decision maker is our Chief Executive Officer who allocates resources and assesses performance of the business and other activities based on gross profit. The two newly established operating segments will be managed prospectively and have no effect on our historical consolidated results of operations. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services mainly for fabless and IDM semiconductor companies that primarily serve consumer, computing, communication, industrial, automotive and IoT applications. Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel displays and include our sensor products for mobile applications and industrial applications. Our Power Solutions products include discrete and integrated circuit solutions for power management in consumer, computing, communication and industrial applications.

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

Within our Semiconductor Manufacturing Services, net sales are driven by customers’ decisions on which manufacturing services provider to use for a particular product. Most of our Semiconductor Manufacturing Services customers are fabless, while some are IDM customers. A customer will often have more than one supplier of manufacturing services. In any given period, our net sales depend heavily upon the end-market demand for the goods in which the products we manufacture for customers are used, the inventory levels maintained by our customers and in some cases, allocation of demand for manufacturing services among selected qualified suppliers.

Within our Standard Products Group, net sales are driven by design wins in which we are selected by an electronics original equipment manufacturer (OEM) or other potential customer to supply its demand for a particular product. A customer will often have more than one supplier designed in to multi-source components for a particular product line. Once we have design wins and the products enter into mass production, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used, the inventory levels maintained by our customers and in some cases, allocation of demand for components for a particular product among selected qualified suppliers.

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

Our products and services require investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. Additionally, the performance of many of our products is not necessarily dependent on geometry. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. Generally, incremental capacity expansions in our business of the market result in more moderate industry capacity expansion as compared to leading edge processes. As a result, this market, and we, specifically, are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. We believe this capital investment strategy enables us to optimize our capital investments and facilitates deeper and more diversified product and service offerings.

Our success going forward will depend upon our ability to adapt to future challenges such as the emergence of new competitors for our products and services or the consolidation of current competitors. Additionally, we must innovate to remain ahead of, or at least rapidly adapt to, technological breakthroughs that may lead to a significant change in the technology necessary to deliver our products and services. We believe that our established relationships and close collaboration with leading customers enhance our awareness of new product opportunities, market and technology trends and improve our ability to adapt and grow successfully. In our Semiconductor Manufacturing Services, we strive to maintain competitiveness by offering high-value added processes, high-flexibility and excellent service by tailoring existing standard processes to meet customers’ design needs and porting customers’ own process technologies into our fabrication facilities.

Restatement

In January 2014, our Audit Committee commenced an internal investigation that resulted in the restatement of certain financial statements for prior periods (the “Restatement”). As a result of the Restatement, we have incurred substantial external accounting, legal and other related costs associated with the Restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred Restatement related costs of $12.0 million for the six months ended June 30, 2015, compared to $13.3 million in the six months ended June 30, 2014. We expect to continue to incur substantial Restatement related costs for the remainder of 2015 related to ongoing litigation and regulatory investigations, which could have a material adverse effect on our operating results and liquidity for the foreseeable future.

Segments

We previously reported our results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign our businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. Accordingly, we combined our business lines of Display Solutions and Power Solutions into a new segment called Standard Products Group. Beginning in the second quarter of 2015, we report our financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. We have identified these segments based on how we allocate resources and assess our performance.

•

Semiconductor Manufacturing Services: Our Semiconductor Manufacturing Services segment provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve consumer, computing, communication, industrial, automotive and IoT applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 479 process flows to our manufacturing services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our manufacturing services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), embedded memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Semiconductor Manufacturing Services business represented 47.0% and 54.2% of our net sales for the six months ended June 30, 2015 and June 30, 2014, respectively. Gross profit from our Semiconductor Manufacturing Services business was $32.6 million and $40.7 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

•	Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). We provide a full range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. Our sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 53.0% and 45.7% of our net sales for the six months ended June 30, 2015 and June 30, 2014, respectively. Gross profit from our Standard Products Group was $37.4 million and $34.8 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) equity-based compensation expense, (v) foreign currency loss (gain), net, (vi) derivative valuation loss, net and (vii) restatement related expenses.

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

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In millions)
Net income (loss)	$(30.6)	$(50.7)	$15.0	$(6.6)
Adjustments:
Depreciation and amortization	6.8	13.7	7.8	15.1
Interest expense, net	3.9	8.0	4.0	8.1
Income tax expenses (benefits)	(0.6)	0.5	0.7	1.5
Equity-based compensation expense(a)	1.8	2.0	0.5	1.1
Foreign currency loss (gain), net(b)	12.3	15.5	(38.4)	(29.0)
Derivative valuation loss, net(c)	0.3	0.3	—	—
Restatement related expenses(d)	5.2	11.4	8.5	13.3

Adjusted EBITDA	$(0.9)	$0.7	$(2.0)	$3.4

(a)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(b)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(c)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(d)	This adjustment eliminates expenses incurred in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal and consulting fees. Partially offsetting the restatement related expenses was proceeds from an insurance claim for defense costs. This amount does not include any allocation of internal costs related to the restatement.

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

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) amortization of intangibles, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss, net and (v) restatement related expenses.

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In millions)
Net income (loss)	$(30.6)	$(50.7)	$15.0	$(6.6)
Adjustments:
Amortization of intangibles(a)	—	—	0.4	0.7
Equity-based compensation expense(b)	1.8	2.0	0.5	1.1
Foreign currency loss (gain), net(c)	12.3	15.5	(38.4)	(29.0)
Derivative valuation loss, net(d)	0.3	0.3	—	—
Restatement related expenses(e)	5.2	11.4	8.5	13.3

Adjusted Net Loss	$(11.1)	$(21.5)	$(14.1)	$(20.5)

(a)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result from the application of fresh-start accounting in connection with the reorganization proceedings and the purchase accounting treatment of a subsequent acquisition. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(e)	This adjustment eliminates expenses incurred in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal and consulting fees. Partially offsetting the restatement related expenses was proceeds from an insurance claim for defense costs. This amount does not include any allocation of internal costs related to the restatement.

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

Factors Affecting Our Results of Operations

Net Sales. We derive virtually all of our sales (net of sales returns and allowances) from two segments: Semiconductor Manufacturing Services and Standard Products Group. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Korea, the United States, Japan and Greater China. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of the disposal of waste materials.

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2015 and 2014, we sold products to 268 and 258 customers, respectively, and our net sales to our ten largest customers represented 66% and 57% of our net sales, respectively. We have a combined production capacity of over 125,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2015, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of June 30, 2015, the outstanding intercompany loan balance including accrued interest between the Korean subsidiary and the Dutch subsidiary was $766 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended June 30, 2015 and 2014

The following table sets forth consolidated results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$162.0	100.0%	$172.1	100.0%	$(10.1)
Cost of sales	126.7	78.2	136.6	79.4	(9.9)

Gross profit	35.3	21.8	35.5	20.6	(0.2)

Selling, general and administrative expenses	28.6	17.6	30.7	17.9	(2.2)
Research and development expenses	21.9	13.5	24.1	14.0	(2.1)

Operating loss	(15.2)	(9.4)	(19.3)	(11.2)	4.1

Interest expense, net	(3.9)	(2.4)	(4.0)	(2.3)	0.1
Foreign currency gain (loss), net	(12.3)	(7.6)	38.4	22.3	(50.7)
Others, net	0.2	0.1	0.6	0.3	(0.4)

	(16.0)	(9.9)	35.0	20.3	(51.0)

Income (loss) before income taxes	(31.2)	(19.3)	15.7	9.1	(46.9)
Income tax expenses (benefits)	(0.6)	(0.4)	0.7	0.4	(1.3)

Net income (loss)	$(30.6)	(18.9)%	$15.0	8.7%	$(45.6)

Results by segment

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Semiconductor Manufacturing Services	$79.0	48.7%	$90.3	52.5%	$(11.4)
Standard Products Group
Display Solutions	48.9	30.2	45.3	26.3	3.6
Power Solutions	34.0	21.0	36.3	21.1	(2.3)

Total Standard Products Group	82.9	51.2	81.6	47.4	1.3
All other	0.1	0.1	0.1	0.1	—

Total net sales	$162.0	100.0%	$172.1	100.0%	$(10.1)

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Amount	% of Gross Profit	Amount	% of Gross Profit	Change Amount
	(In millions)
Gross Profit
Semiconductor Manufacturing Services	$17.2	48.7%	$18.6	52.5%	$(1.4)
Standard Products Group	18.0	50.9	16.7	47.2	1.2
All other	0.1	0.4	0.1	0.4	—

Total gross profit	$35.3	100.0%	$35.5	100.0%	$(0.2)

Net Sales

Net sales were $162.0 million for the three months ended June 30, 2015, a $10.1 million, or 5.8%, decrease, compared to $172.1 million for the three months ended June 30, 2014. This decrease was primarily due to decrease in revenue related to our Semiconductor Manufacturing Services segment as described below.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $79.0 million for the three months ended June 30, 2015, a $11.4 million, or 12.6%, decrease compared to $90.3 million for the three months ended June 30, 2014. The decrease was attributable to reduced levels of demand for our products by customers primarily serving the smartphone market.

Standard Products Group. Net sales from our Standard Products Group segment were $82.9 million for the three months ended June 30, 2015, a $1.3 million, or 1.6%, increased compared to $81.6 million for the three months ended June 30, 2014. This increase was primarily due to increase in revenue related to our Display Solution business line, partially offset by decrease in revenue related to our Power Solution business line as described below.

Net sales from our Display Solutions business line were $48.9 million for the three months ended June 30, 2015, a $3.6 million, or 7.9%, increase from $45.3 million for the three months ended June 30, 2014. The increase in sales was attributable to higher sales of large display products, which was partially offset by reduced demand for mobile related products. Net sales from our Power Solutions business line were $34.0 million for the three months ended June 30, 2015, a $2.3 million, or 6.3%, decrease from $36.3 million for the three months ended June 30, 2014. The decrease in sales of premium products such high-end MOSFETs and Power Modules impacted negatively our overall revenue, most of which was attributable to demand slowdown for our TV OEM customers. The decrease in sales was also resulted in part from reduced demand for MOSFET products driven by our existing customers due to significant competition in Asia.

All Other. All other net sales were $0.1 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

Gross Profit

Total gross profit was $35.3 million for the three months ended June 30, 2015 compared to $35.5 million for the three months ended June 30, 2014, a $0.2 million, or 0.5%, decrease. Gross profit as a percentage of net sales for the three months ended June 30, 2015 increased to 21.8% compared to 20.6% for the three months ended June 30, 2014. The slight increase in gross profit as a percentage of net sales was primarily due to increase in gross profit from our Standard Products Group segment, partially offset by decrease in gross profit from our Semiconductor Manufacturing Services segment as described below.

Semiconductor Manufacturing Services. Gross profit from our Semiconductor Manufacturing Services segment was $17.2 million for the three months ended June 30, 2015, a $1.4 million, or 7.6%, decrease compared to $18.6 million for the three months ended June 30, 2014. Gross profit as a percentage of net sales for the three months ended June 30, 2015 increased to 21.8% compared to 20.6% for the three months ended June 30, 2014. The increase in gross profit as a percentage of net sales was mainly attributable to better product mix and lower unit costs resulting from decrease in spending related to material and labor.

Standard Products Group. Gross profit from our Standard Products Group segment was $18.0 million for the three months ended June 30, 2015, a $1.2 million, or 7.4%, increase from $16.7 million for the three months ended June 30, 2014. Gross profit as a percentage of net sales for the three months ended June 30, 2015 increased to 21.7% compared to 20.5% for the three months ended June 30, 2014. The improvement in gross profit as a percentage of net sales was primarily attributable to a decrease in warranty and inventory reserves and lower unit costs resulting from decrease in spending related to material and labor. This increase was partially offset by unfavorable mix mainly caused by higher sale of large display products and lower demand for mobile display products.

All Other. All other gross profit was $0.1 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$61.7	38.1%	$67.3	39.1%	$(5.6)
Asia Pacific (other than Korea)	75.6	46.7	74.3	43.2	1.2
United States	20.3	12.5	24.6	14.3	(4.3)
Europe	3.7	2.3	5.6	3.3	(1.9)
Others	0.7	0.4	0.2	0.1	0.4

	$162.0	100.0%	$172.1	100.0%	$(10.1)

Net sales in Korea for the three months ended June 30, 2015 decreased from $67.3 million to $61.7 million compared to the three months ended June 30, 2014, or by $5.6 million, or 8.3%, primarily due to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific, which was partially offset by the increase in sales of large display applications.

Net sales in Asia Pacific (other than Korea) for the three months ended June 30, 2015 increased from $74.3 million to $75.6 million compared to the three months ended June 30, 2014, or by $1.2 million, or 1.7%, primarily due to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific, which was partially offset by the reduced levels of demand for our products for mobile device and home appliances.

Net sales in the United States for the three months ended June 30, 2015 decreased from $24.6 million to $20.3 million compared to the three months ended June 30, 2014, or by $4.3 million, or 17.4%, primarily due to the decrease in demand from our customers in the high end smartphone market.

Net sales in Europe for the three months ended June 30, 2015 decreased from $5.6 million to $3.7 million compared to the three months ended June 30, 2014, or by $1.9 million, or 33.9%, primarily due to the decrease in revenues from our foundry service for automotive applications.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $28.6 million, or 17.6% of net sales, for the three months ended June 30, 2015, compared to $30.7 million, or 17.9% of net sales, for the three months ended June 30, 2014. The decrease of $2.2 million, or 7.0%, was primarily attributable to a $0.9 million decrease in salaried compensation and a $3.6 million decrease in bad debt expense. These decreases were partially offset by a $1.6 million increase in separation cost and a $1.2 million increase in equity-based compensation.

Research and Development Expenses. Research and development expenses were $21.9 million, or 13.5% of net sales, for the three months ended June 30, 2015, compared to $24.1 million, or 14.0% of net sales, for the three months ended June 30, 2014. The decrease of $2.1 million, or 8.8%, was primarily due to a $0.7 million decrease in direct material costs, a $0.5 million decrease in outside service fees and reductions in various overhead expenses.

Operating Loss

As a result of the foregoing, operating loss decreased by $4.1 million, or 21.3%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. As discussed above, the decrease in operating loss resulted from a $2.2 million decrease in selling, general and administrative expenses and a $2.1 million decrease in research and development expenses, partially offset by a $0.2 million decrease in gross profit.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $3.9 million for the three months ended June 30, 2015 and $4.0 million for the three months ended June 30, 2014.

Foreign Currency Loss (Gain), Net. Net foreign currency loss for the three months ended June 30, 2015 was $12.3 million compared to net foreign currency gain of $38.4 million for the three months ended June 30, 2014. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments and rental incomes. Others for the three months ended June 30, 2015 and June 30, 2014 was $0.2 million and $0.6 million, respectively. The decrease of $0.4 million was primarily attributable to net loss on valuation of derivatives due to hedge ineffectiveness.

Income Tax Benefits (Expenses)

Income tax benefits for the three months ended June 30, 2015 were $0.6 million and income tax expenses for the three months ended June 30, 2014 were $0.7 million. The decrease in income tax expenses of $1.3 million was primarily attributable to benefits from the lapse of statute of limitations on unrecognized tax benefits related to withholding taxes on intercompany balances.

Net Income

As a result of the foregoing, net income decreased by $45.6 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. As discussed above, the decrease primarily resulted from a $50.7 million unfavorable change in foreign currency translation, partially offset by a $4.1 million decrease in operating loss.

Results of Operations – Comparison of Six Months Ended June 30, 2015 and 2014

The following table sets forth consolidated results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$326.9	100.0%	$336.2	100.0%	$(9.3)
Cost of sales	256.6	78.5	260.5	77.5	(3.9)

Gross profit	70.3	21.5	75.7	22.5	(5.5)

Selling, general and administrative expenses	53.6	16.4	55.8	16.6	(2.2)
Research and development expenses	44.1	13.5	47.2	14.0	(3.1)

Operating income (loss)	(27.4)	(8.4)	(27.2)	(8.1)	(0.2)

Interest expense, net	(8.0)	(2.4)	(8.1)	(2.4)	0.1
Foreign currency gain (loss), net	(15.5)	(4.7)	29.0	8.6	(44.5)
Others, net	0.8	0.2	1.2	0.3	(0.4)

	(22.7)	(6.9)	22.1	6.6	(44.8)

Loss before income taxes	(50.1)	(15.3)	(5.1)	(1.5)	(45.0)
Income tax expenses	0.5	0.2	1.5	0.4	(0.9)

Net loss	$(50.7)	(15.5)%	$(6.6)	(2.0)%	$(44.1)

Results by segment

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Semiconductor Manufacturing Services	$153.5	47.0%	$182.3	54.2%	$(28.8)
Standard Products Group
Display Solutions	105.3	32.2	85.7	25.5	19.6
Power Solutions	67.8	20.8	68.1	20.2	(0.2)

Total Standard Products Group	173.1	53.0	153.8	45.7	19.4
All other	0.3	0.1	0.2	0.1	0.1

Total net sales	$326.9	100.0%	$336.2	100.0%	$(9.3)

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Amount	% of Gross Profit	Amount	% of Gross Profit	Change Amount
	(In millions)
Gross Profit
Semiconductor Manufacturing Services	$32.6	46.3%	$40.7	53.8%	$(8.2)
Standard Products Group	37.4	53.2	34.8	46.0	2.6
All other	0.3	0.4	0.2	0.3	0.1

Total gross profit	$70.3	100.0%	$75.7	100.0%	$(5.5)

Net Sales

Net sales were $326.9 million for the six months ended June 30, 2015, a $9.3 million, or 2.8%, decrease, compared to $336.2 million for the six months ended June 30, 2014. This decrease was primarily due to decrease in revenue related to our Semiconductor Manufacturing Services segment, which was offset in part by an increase in net sales from our Display Solutions business line as described below.

Semiconductor Manufacturing Services. Net sales from our Semiconductor Manufacturing Services segment were $153.5 million for the six months ended June 30, 2015, a $28.8 million, or 15.8%, decrease compared to net sales of $182.3 million for the six months ended June 30, 2014. The decrease was attributable to reduced levels of demand for our products by customers primarily serving the smartphone market.

Standard Products Group. Net sales from our Standard Products Group segment were $173.1 million for the six months ended June 30, 2015, a $19.4 million, or 12.5%, increased compared to $153.8 million for the six months ended June 30, 2014. This increase was primarily due to increase in revenue related to our Display Solution business line as described below.

Net sales from our Display Solutions business line were $105.3 million for the six months ended June 30, 2015, a $19.6 million, or 22.8%, increase from $85.7 million for the six months ended June 30, 2014. The increase in sales was primarily attributable to higher sales of large display products. Net sales from our Power Solutions business line were $67.8 million for the six months ended June 30, 2015, a $0.2 million, or 0.3%, decrease from $68.1 million for the six months ended June 30, 2014. The decrease in sales of products such as Power Modules negatively impacted our overall revenue, partially offset by increased demand for high-end MOSFETs primarily for TVs and mobile devices.

All Other. All other net sales were $0.3 million for the six months ended June 30, 2015 and $0.2 million for the six months ended June 30, 2014.

Gross Profit

Total gross profit was $70.3 million for the six months ended June 30, 2015 compared to $75.7 million for the six months ended June 30, 2014, a $5.5 million, or 7.2%, decrease. Gross profit as a percentage of net sales for the six months ended June 30, 2015 decreased to 21.5% compared to 22.5% for the six months ended June 30, 2014. The decrease in gross profit as a percentage of net sales was primarily due to decrease in gross profit from our Semiconductor Manufacturing Services segment, partially offset by increase in gross profit from our Standard Products Group segment as described below.

Semiconductor Manufacturing Services. Gross profit from our Semiconductor Manufacturing Services segment was $32.6 million for the six months ended June 30, 2015, a $8.2 million, or 20.0%, decrease compared to $40.7 million for the six months ended June 30, 2014. Gross profit as a percentage of net sales for the six months ended June 30, 2015 decreased to 21.2% compared to 22.3% for the six months ended June 30, 2014. The decrease in gross profit as a percentage of net sales was mainly attributable to a lower utilization rate and reduced levels of demand for our products by customers primarily serving the smartphone market, which negatively impacted our product mix compared to the six months ended June 30, 2014.

Standard Products Group. Gross profit from our Standard Products Group segment was $37.4 million for the six months ended June 30, 2015, a $2.6 million, or 7.4%, increase from $34.8 million for the six months ended June 30, 2014. Gross profit as a percentage of net sales for the six months ended June 30, 2015 decreased to 21.6% compared to 22.6% for the six months ended June 30, 2014. The decrease in gross profit as a percentage of net sales was attributable to a lower utilization rate and unfavorable product mix mainly caused by higher sales of large display products while demand for mobile display products decreased.

All Other. All other gross profit was $0.3 million for the six months ended June 30, 2015 and $0.2 million for the six months ended June 30, 2014, respectively.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$124.2	38.0%	$134.3	40.0%	$(10.1)
Asia Pacific (other than Korea)	154.8	47.3	144.6	43.0	10.2
United States	39.7	12.1	44.3	13.2	(4.7)
Europe	7.4	2.3	12.5	3.7	(5.1)
Others	0.9	0.3	0.5	0.1	0.4

	$326.9	100.0%	$336.2	100.0%	$(9.3)

Net sales in Korea for the six months ended June 30, 2015 decreased from $134.3 million to $124.2 million compared to the six months ended June 30, 2014, or by $10.1 million, or 7.5%, primarily due to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific, which was partially offset by the increase in sales of large display applications.

Net sales in Asia Pacific for the six months ended June 30, 2015 increased from $144.6 million to $154.8 million compared to the six months ended June 30, 2014, or by $10.2 million, or 7.1%, primarily due to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific, which was partially offset by the reduced levels of demand for our products for mobile devices and home appliances.

Net sales in the United States for the six months ended June 30, 2015 decreased from $44.3 million to $39.7 million compared to the six months ended June 30, 2014, or by $4.7 million, or 10.5%, primarily due to the decrease in demand from our existing customers in the high end smartphone market.

Net sales in Europe for the six months ended June 30, 2015 decreased from $12.5 million to $7.4 million compared to the six months ended June 30, 2014, or by $5.1 million, or 41.1%, primarily due to the decrease in revenues from our foundry service for automotive and audio applications.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $53.6 million, or 16.4% of net sales, for the six months ended June 30, 2015, compared to $55.8 million, or 16.6% of net sales, for the six months ended June 30, 2014. The decrease of $2.2 million, or 3.9%, was primarily attributable to a $1.6 million decrease in salaried compensation and a $3.7 million decrease in bad debt expense. These decreases were partially offset by a $1.6 million increase in separation cost and a $0.9 million increase in equity-based compensation. The remaining offset primarily related to increase in various outside service fees.

Research and Development Expenses. Research and development expenses were $44.1 million, or 13.5% of net sales, for the six months ended June 30, 2015, compared to $47.2 million, or 14.0% of net sales, for the six months ended June 30, 2014. The decrease of $3.1 million, or 6.6%, was due to a $1.1 million decrease in personnel costs, a $0.8 million decrease in outside service fees and reductions in various overhead expenses.

Operating Loss

As a result of the foregoing, operating loss increased by $0.2 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. As discussed above, the increase in operating loss resulted from a $5.5 million decrease in gross profit, which was offset by a $2.2 million decrease in selling, general and administrative expenses and a $3.1 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense, Net. Net interest expense was $8.0 million for the six months ended June 30, 2015 and $8.1 million for the six months ended June 30, 2014.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the six months ended June 30, 2015 was $15.5 million compared to net foreign currency gain of $29.0 million for the six months ended June 30, 2014. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments and rental incomes. Others for the six months ended June 30, 2015 and June 30, 2014 was $0.8 million and $1.2 million, respectively. The decrease of $0.4 million was primarily attributable to net loss on valuation of derivatives due to hedge ineffectiveness.

Income Tax Expenses

Income tax expenses for the six months ended June 30, 2015 and 2014 were $0.5 million and $1.5 million respectively. The decrease in income tax expenses of $1.0 million was primarily attributable to benefits from the lapse of statute of limitations on unrecognized tax benefits related to withholding taxes on intercompany balances.

Net Loss

As a result of the foregoing, net loss increased by $44.1 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. As discussed above, the decrease primarily resulted from a $44.5 million unfavorable change in foreign currency translation, partially offset by a $0.9 million decrease in income tax expenses.

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

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $27.5 million for the six months ended June 30, 2015, compared to $5.5 million of cash provided by operating activities in the six months ended June 30, 2014. The net operating cash outflow for the six months ended June 30, 2015 reflects our net loss of $50.7 million and non-cash adjustments of $46.5 million which mainly consisted of depreciation and amortization, provision for severance benefits and foreign currency loss, and a decrease in net operating liabilities of $23.3 million.

Our working capital balance as of June 30, 2015 was $90.0 million compared to $106.8 million as of December 31, 2014. The $16.8 million decrease was primarily attributable to a $29.8 million decrease in cash and cash equivalents and a $13.3 million decrease in accounts payable. The decrease in account payable is a result of decreased material purchases and increased payments of outstanding outside service fees related to the restatement and litigation.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $9.2 million in the six months ended June 30, 2015, compared to $10.8 million in the six months ended June 30, 2014. The decrease was primarily due to a decrease in capital expenditures of $10.3 million, partially offset by a $6.6 million increase in hedge collateral, which is comprised of $5.0 million of cash deposits and $1.4 million of cash collateral related to our derivative financial instruments.

Cash Flows from Financing Activities

Cash inflows generated by financing activities totaled $1.2 million for the six months ended June 30, 2015, compared to $0.1 million of cash outflow used in financing activities in the six months ended June 30, 2014. The financing cash inflow for the six months ended June 30, 2015 consists of proceeds received from the issuance of common stock in connection with exercised options.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the six months ended June 30, 2015, capital expenditures were $2.2 million, a $10.3 million, or 82.3%, decrease from $12.5 million in the six months ended June 30, 2014 due to acquisition of a specialized Epi toll and maintenance of our fab in the first half of 2014.

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

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2015:

	Payments Due by Period
	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
	(In millions)
Senior notes(1)	$321.9	$7.5	$14.9	$14.9	$14.9	$14.9	$254.8
Operating lease(2)	44.7	4.4	4.9	2.2	2.1	2.0	29.2
Others(3)	7.2	3.6	3.6	—	—	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of June 30, 2015, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,124.1:1, the exchange rate as of June 30, 2015.
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $2.0 million as of June 30, 2015. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and pay rate, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $143.7 million as of June 30, 2015. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future periods.

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

We believe that our significant accounting policies, which are described in Note 1 to the consolidated financial statements of MagnaChip Semiconductor Corporation of the 2014 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

Sales of Accounts Receivable

We account for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from our accounts with any realized gain or loss reflected in earnings during the period of sale.

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

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (the “Original Effective Date”), including interim periods within that reporting period, and can be adopted either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the Original Effective Date. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2015 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.2 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of June 30, 2015, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rate is fixed, we have no market risk related to the 2021 Notes.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2015, as we cannot conclude that the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K have been remediated as of the date of this Quarterly Report.

Previously Identified Material Weaknesses

As previously disclosed in the 2014 Form 10-K, management concluded that, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), our internal control over financial reporting was not effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. For more information on the material weaknesses in internal control over financial reporting, see Part II, Item 9A of the 2014 Form 10-K.

Changes in Internal Controls over Financial Reporting

In evaluating whether there were any reportable changes in our internal controls over financial reporting during the quarter ended June 30, 2015, we determined that there were enhancements to our internal control over financial reporting during this quarter as described below. Other than these changes, there were no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Control Environment:

•	During the second quarter of 2015, the Company appointed YJ Kim as Chief Executive Officer and a member of the Company’s Board of Directors, and Jonathan Kim as Chief Financial Officer. Messrs. YJ Kim and Jonathan Kim previously served as Chief Executive Officer and Chief Financial Officer, respectively, on an interim basis since the second quarter of 2014.

•	Commencing in the second quarter of 2014, the Principal Executive Officer and Principal Financial Officer/Chief Accounting Officer (“new management team”) took steps to communicate their expectation of the enhanced compliance with high ethical standards by providing ethical guidelines and other forms of internal communications to all employees.

•	During the fourth quarter of 2014 and second quarter of 2015, the new management team provided mandatory ethics compliance trainings for all employees, which included a pledge to comply with the Company’s Code of Business Conduct and Ethics. Through such employee training sessions, the new management team specifically emphasized the importance of our whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, and violations of our Code of Business Conduct and Ethics or other topics.

•	During 2014 and 2015, the new management team (i) strengthened the Company’s accounting and finance teams by hiring full-time employees with extensive U.S. GAAP experience, (ii) established a detailed revenue recognition policy including logical criteria to decide whether necessary conditions for revenue recognition were fully met in accordance with U.S.GAAP, and (iii) facilitated U.S. GAAP training programs for relevant employees.

•	During the fourth quarter of 2014 and through the date of the filing of this Report, the new management team has been implementing a sub-certification process, which requires that certain employees certify on a quarterly basis that they have no knowledge of (i) any transaction of which terms deviate from the terms of written sales or purchasing contracts, (ii) any undisclosed or unauthorized transaction that should be communicated to the authorized personnel in the accounting team, and (iii) any irregular activities that were not conducted in the ordinary course of business, including inappropriate decision-making and non-compliance with applicable regulations, policies and procedures.

Monitoring Activities:

•	The new management team has been building an environment that prioritizes compliance across the enterprise, placing special efforts on improving internal audits and compliance with the Sarbanes-Oxley Act. In December 2014, the new management team hired a new Director of Compliance and Internal Audit, whose primary duties are to design, implement, and operate our internal control over financial reporting.

•	During the fourth quarter of 2014 and through the date of the filing of this Report, the Compliance and Internal Audit Team (i) has conducted a risk assessment that considers specific risk scenarios in which misstatement of financial reporting might occur and (ii) has executed monitoring of a sample of transactions for high risk areas. Specifically, the Compliance and Internal Audit Team has implemented an order deviation monitoring process whereby deviations from established customer sales terms were reviewed in order to ensure that such deviations are accurately reflected in our financial statements.

•	In May 2015, the Company named its General Counsel, Theodore Kim, as Executive Vice President and Chief Compliance Officer, a newly created position, reporting directly to the Board of Directors. He continues to serve as General Counsel. In addition, the Compliance and Internal Audit Team was reorganized under the Chief Compliance Officer, to whom the Director of Compliance and Internal Audit reports, as a part of the Company’s continuing effort to reinforce the independence and objectivity of our internal audit activities from management.

•	As a result, we continue to effectively provide the Audit Committee with the information concerning internal audit activities, internal control deficiencies and remediation plans, investigation results of any whistle blowers’ complaints, and any irregular activities that are non-compliant with applicable regulations, policies and procedures.

Period End Closing and Financial Reporting:

We have implemented our internal controls in the period-end closing and financial reporting process to: (i) require appropriate internal and external evidences to be prepared for certain type of journal entries; (ii) improve the methods of reconciliation, confirmation, verification, observation, period end cut-off test, and analysis of each accounts in a timely manner; and (iii) assign appropriate roles and responsibilities for more comprehensive review procedures, including the involvement of finance and operational managers, in order to strengthen controls over the completeness and accuracy of both recurring and non-recurring journal entries.

Remediation Plans

We are in the process of developing and implementing remediation plans to address our material weaknesses. Our remediation plans include many actions that are in various stages prior to completion and designed to strengthen our internal controls over financial reporting. They include the following:

Control Environment:

The new management team plans to hire a senior level employee or contract an outside advisor, with expertise in the area of tax accounting and reporting, to (i) manage and oversee income tax matters comprehensively, (ii) consult with the management team, and (iii) train accounting employees with regard to tax accounting, disclosure practices and rules and regulations.

Income Tax Accounting and Disclosures:

We have been improving our procedures and controls over tax accounting and reporting by ensuring that we, on a timely basis: (i) review rules and regulations of tax jurisdictions relevant to each of our consolidated entities; (ii) review related accounting implications; and (iii) improve the competency of our accounting employees through ongoing training on income tax accounting, disclosure practices, and rules and regulations.

As we continue to work to improve our internal controls over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation plans set forth above are fully completed and sufficiently operated, the material weaknesses in internal controls over financial reporting described in Part II, Item 9A of the 2014 Form 10-K will continue to exist.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2014 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2014 Form 10-K and Note 16 to our consolidated financial statements in this Report for additional information.

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

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2014 Form 10-K.

Item 6. Exhibits.

Exhibit Number	Description

10.1#*	Separation Agreement, effective June 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim.

10.2*	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe (incorporated by reference to Exhibit 10.29-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.3*	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.28-1 to our Annual Report on Form 10-K filed on May 28, 2015).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith
*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 7, 2015	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2015	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1#*	Separation Agreement, effective June 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim.

10.2*	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe (incorporated by reference to Exhibit 10.29-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.3*	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.28-1 to our Annual Report on Form 10-K filed on May 28, 2015).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith
*	Management contract, compensatory plan or arrangement