Form 10-Q
period 2015-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2015-11-06
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, the registrant had 34,568,942 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2015 and 2014	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II OTHER INFORMATION		48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 5.	Other Information	49

Item 6.	Exhibits	50

SIGNATURES		51

PART I—FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands of US dollars, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$68,510	$102,434
Accounts receivable, net	57,885	72,957
Inventories, net	58,180	75,334
Other receivables	3,274	10,616
Prepaid expenses	10,957	7,560
Current deferred income tax assets	36	237
Hedge collateral	6,000	—
Other current assets	8,265	6,898

Total current assets	213,107	276,036

Property, plant and equipment, net	189,362	223,766
Intangible assets, net	2,516	2,451
Long-term prepaid expenses	13,255	10,916
Deferred income tax assets	246	415
Other non-current assets	11,905	14,147

Total assets	$430,391	$527,731

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$48,939	$70,767
Other accounts payable	8,418	10,986
Accrued expenses	68,598	81,060
Other current liabilities	6,843	6,460

Total current liabilities	132,798	169,273

Long-term borrowings, net	224,125	224,035
Accrued severance benefits, net	133,955	139,289
Other non-current liabilities	12,362	13,636

Total liabilities	503,240	546,233

Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,147,307 shares issued and 34,568,542 outstanding at September 30, 2015 and 40,635,233 shares issued and 34,056,468 outstanding at December 31, 2014	411	406
Additional paid-in capital	124,218	118,419
Accumulated deficit	(119,064)	(11,343)
Treasury stock, 6,578,765 shares at September 30, 2015 and December 31, 2014	(90,918)	(90,918)
Accumulated other comprehensive income (loss)	12,504	(35,066)

Total stockholders’ equity (deficit)	(72,849)	(18,502)

Total liabilities and stockholders’ equity	$430,391	$527,731

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands of US dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$154,382	$194,332	$481,282	$530,566
Cost of sales	119,683	151,702	376,320	412,202

Gross profit	34,699	42,630	104,962	118,364

Operating expenses
Selling, general and administrative expenses	22,107	38,690	75,725	94,463
Research and development expenses	20,450	23,422	64,541	70,618

Total operating expenses	42,557	62,112	140,266	165,081

Operating loss	(7,858)	(19,482)	(35,304)	(46,717)

Interest expense	(4,075)	(4,197)	(12,187)	(12,581)
Foreign currency gain (loss), net	(44,139)	(23,508)	(59,611)	5,510
Other income, net	256	691	1,162	2,156

Loss before income taxes	(55,816)	(46,496)	(105,940)	(51,632)

Income tax expenses	1,250	311	1,781	1,770

Net loss	$(57,066)	$(46,807)	$(107,721)	$(53,402)

Loss per common share—
Basic	$(1.65)	$(1.37)	$(3.14)	$(1.57)
Diluted	$(1.65)	$(1.37)	$(3.14)	$(1.57)
Weighted average number of shares—
Basic	34,664,246	34,056,359	34,273,265	34,055,210
Diluted	34,664,246	34,056,359	34,273,265	34,055,210

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands of US dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(57,066)	$(46,807)	$(107,721)	$(53,402)

Other comprehensive income (loss)
Foreign currency translation adjustments	37,583	16,874	50,762	(2,462)
Derivative adjustments
Fair valuation of derivatives	(2,869)	(3,319)	(4,286)	2,882
Reclassification adjustment for loss (gain) on derivatives included in net loss	1,579	(3,048)	1,094	(5,692)
Investment adjustments
Unrealized gain on investments	—	—	—	1,201
Reclassification adjustment for gain on investments included in net income	—	—	—	(1,882)

Total other comprehensive income (loss)	36,293	10,507	47,570	(5,953)

Total comprehensive loss	$(20,773)	$(36,300)	$(60,151)	$(59,355)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited; in thousands of US dollars, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Nine Months Ended September 30, 2015
Balance at January 1, 2015	34,056,468	$406	$118,419	$(11,343)	$(90,918)	$(35,066)	$(18,502)
Stock-based compensation	—	—	2,370	—	—	—	2,370
Exercise of stock options	512,074	5	3,429	—	—	—	3,434
Other comprehensive income, net	—	—	—	—	—	47,570	47,570
Net loss	—	—	—	(107,721)	—	—	(107,721)

Balance at September 30, 2015	34,568,542	$411	$124,218	$(119,064)	$(90,918)	$12,504	$(72,849)

Nine Months Ended September 30, 2014
Balance at January 1, 2014	34,048,366	$406	$116,222	$105,889	$(90,918)	$(50,058)	$81,541
Stock-based compensation	—	—	1,665	—	—	—	1,665
Exercise of stock options	6,795	—	48	—	—	—	48
Exercise of warrants	1,202	—	19	—	—	—	19
Other comprehensive loss, net	—	—	—	—	—	(5,953)	(5,953)
Net loss	—	—	—	(53,402)	—	—	(53,402)

Balance at September 30, 2014	34,056,363	$406	$117,954	$52,487	$(90,918)	$(56,011)	$23,918

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands of US dollars)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net loss	$(107,721)	$(53,402)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	20,066	22,846
Provision for severance benefits	14,173	14,775
Bad debt expenses (reversal of allowance)	(21)	3,755
Amortization of debt issuance costs and original issue discount	491	457
Loss (gain) on foreign currency, net	65,730	(4,077)
Gain on disposal of investments	—	(1,524)
Stock-based compensation	2,370	1,665
Other	(331)	951
Changes in operating assets and liabilities
Accounts receivable	8,672	(206)
Inventories, net	11,302	(1,199)
Other receivables	7,115	353
Other current assets	669	4,835
Deferred tax assets	367	835
Accounts payable	(18,894)	(964)
Other accounts payable	(10,199)	(7,265)
Accrued expenses	(32,731)	12,678
Other current liabilities	(1,922)	(201)
Other non-current liabilities	190	65
Payment of severance benefits	(7,905)	(4,712)
Other	141	19

Net cash used in operating activities	(48,438)	(10,316)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	10,841	—
Payment of hedge collateral	(17,182)	—
Proceeds from disposal of investments	—	2,003
Proceeds from disposal of plant, property and equipment	1,698	—
Purchase of plant, property and equipment	(4,250)	(15,613)
Payment for intellectual property registration	(550)	(778)
Collection of guarantee deposits	123	—
Payment of guarantee deposits	(670)	(338)
Other	179	45

Net cash used in investing activities	(9,811)	(14,681)

Cash flows from financing activities
Proceeds from issuance of common stock	3,434	67

Net cash provided by financing activities	3,434	67
Effect of exchange rates on cash and cash equivalents	20,891	(3,466)

Net decrease in cash and cash equivalents	(33,924)	(28,396)

Cash and cash equivalents
Beginning of the period	102,434	153,606

End of the period	$68,510	$125,210

Supplemental cash flow information
Cash paid for interest	$15,181	$14,812

Cash paid for income taxes	$438	$743

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$196	$396

The accompanying notes are an integral part of these consolidated financial statements.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited; tabular dollars in thousands, except share data)

1. Business, Basis of Presentation and Significant Accounting Policies

Business

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and Internet of Things (“IoT”) applications. The Company provides technology platforms for analog, mixed signal, power, high voltage, non-volatile memory and Radio Frequency (“RF”) applications. The Company’s business is comprised of two operating segments: Foundry Services Group and Standard Products Group. The Company’s Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve the consumer, computing, communication, industrial, automotive and IoT applications. The Company’s Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. The Company’s Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel displays. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in consumer, communication and industrial applications.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” (“ASC 270”) and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2014 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

The segment disclosures reflect the Company’s new operating segments. See Note 13, Geographic and Segment Information, for a more detailed discussion and explanation of the change.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under this ASU, inventory will be measured at the lower of cost and net realizable value, and options that currently exist for market value will be eliminated. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-11 on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. As of September 30, 2015, the Company had $3,919 thousand of unamortized debt issuance costs included in other non-current assets in the consolidated balance sheet, which will be reclassified as a deduction from the carrying amount of the related long-term borrowing upon adoption of ASU 2015-03.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (the “Original Effective Date”), including interim periods within that reporting period, and can be adopted either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the Original Effective Date. In August 2015, the FASB issued ASU 2015-14 “Deferral of the Effective Date,” which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before the original effective date as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $49,138 thousand and $12,832 thousand for the nine months ended September 30, 2015 and 2014, respectively, and these sales resulted in pre-tax losses of $88 thousand and $39 thousand for the nine months ended September 30, 2015 and 2014, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. While these discount arrangements allow the Company to accelerate collection of customers’ receivables, there can be no assurance that these programs will continue in the future.

3. Inventories

Inventories as of September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
Finished goods	$23,745	$40,404
Semi-finished goods and work-in-process	46,886	68,153
Raw materials	7,820	7,520
Materials in-transit and other	1,369	6,745
Less: inventory reserve	(21,640)	(47,488)

Inventories, net	$58,180	$75,334

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2015		September 30, 2014
Beginning balance	$(31,361)	$(47,488)	$(65,670)	$(72,400)
Change in reserve	3,863	(1,780)	389	(3,033)
Write off	4,050	25,010	8,008	20,746
Translation adjustments	1,808	2,618	2,125	(461)

Ending balance	$(21,640)	$(21,640)	$(55,148)	$(55,148)

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

4. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2015 and December 31, 2014 comprise the following:

	September 30, 2015	December 31, 2014
Buildings and related structures	$64,884	$70,552
Machinery and equipment	249,700	269,031
Vehicles and others	23,580	24,812

	338,164	364,395
Less: accumulated depreciation	(163,235)	(157,341)
Land	14,433	16,712

Property, plant and equipment, net	$189,362	$223,766

Aggregate depreciation expenses totaled $6,308 thousand and 7,372 thousand for the three months ended September 30, 2015 and 2014, respectively, and $19,810 thousand and $21,533 thousand for the nine months ended September 30, 2015 and 2014, respectively.

5. Intangible Assets

Intangible assets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Technology	$18,113	$19,683
Customer relationships	26,013	28,269
Intellectual property assets	8,135	8,359
Less: accumulated amortization	(49,745)	(53,860)

Intangible assets, net	$2,516	$2,451

Aggregate amortization expenses for intangible assets totaled $91 thousand and $452 thousand for the three months ended September 30, 2015 and 2014, respectively, and $256 thousand and $1,313 thousand for the nine months ended September 30, 2015 and 2014, respectively.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

6. Accrued Expenses

Accrued expenses as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Payroll, benefits and related taxes, excluding severance benefits	$19,992	$18,654
Withholding tax levied on intercompany interest income	30,167	27,497
Interest on senior notes	3,104	7,040
Settlement obligations	668	8,976
Outside service fees	5,826	10,640
Others	8,841	8,253

Accrued expenses	$68,598	$81,060

Settlement obligations included in the table above relate to claims involving the Company’s products that may have caused a failure in the customers’ products. Although the Company does not agree with the claims, as its products met the customers’ specifications, the Company considered a number of factors and decided not to dispute the claims but make certain in-kind payments as demanded by the customers. These settlement obligations are accrued when they are deemed probable and can be reasonably estimated. As of September 30, 2015, the settlement obligation relating to one of the claims was fully released under the term of the agreement with the customer.

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of September 30, 2015 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
September 30, 2015	Zero cost collar	$30,000	January to March 2016
September 30, 2015	Zero cost collar	$30,000	April to June 2016

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

The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of September 30, 2015 and December 31, 2014 are as follows:

Derivatives designated as hedging instruments:		September 30, 2015	December 31, 2014
Liability Derivatives:
Zero cost collars	Other current liabilities	$636	$—

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Offsetting of derivative liabilities as of September 30, 2015 is as follows:

As of September 30, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$636	$—	$636	$—	$—	$636

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2015 and 2014:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014		2015	2014		2015	2014
Zero cost collars	$(2,869)	$(3,319)	Net sales	$(1,579)	$3,048	Other income, net	$(271)	$(9)

Total	$(2,869)	$(3,319)		$(1,579)	$3,048		$(271)	$(9)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2015 and 2014:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014		2015	2014
Zero cost collars	$(4,286)	$2,882	Net sales	$(1,094)	$5,692	Other income, net	$(577)	$(61)

Total	$(4,286)	$2,882		$(1,094)	$5,692		$(577)	$(61)

As of September 30, 2015, the amount expected to be reclassified from accumulated other comprehensive income into loss within the next twelve months is $2,707 thousand.

On September 18, 2015, the Company and the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”), mutually agreed to terminate the zero cost collar contracts for the third and fourth quarters of the year ending December 31, 2015. In connection with this termination, the Company paid $2,800 thousand for settlement to NFIK.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

The Company set aside $6.0 million cash deposits to NFIK to the zero cost collar contracts outstanding as of September 30, 2015. The Company is required to deposit cash collateral with NFIK for any exposure in excess of $0.5 million and no cash collateral was required as of September 30, 2015. The Company recorded the cash deposits of $6.0 million as hedge collateral in the consolidated balance sheet as of September 30, 2015. These outstanding zero cost collar contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30 million on the last day of a fiscal quarter.

8. Fair Value Measurements

The Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2015, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$636	$636	$—	$636	$—

The Company did not have any assets measured at fair value on a recurring basis as of September 30, 2015 other than cash and cash equivalents, accounts receivable, other receivables, hedge collateral, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

As of September 30, 2015, the total carrying value and estimated fair value of the Company’s 6.625% Senior Notes due 2021 (the “2021 Notes”), which are not measured at fair value on a recurring basis, were $224,125 thousand and $174,490 thousand, respectively. The decrease in the fair value of the 2021 Notes from December 31, 2014 to September 30, 2015 was related to the revision of the Company’s credit rating in the second quarter of 2015. The estimated fair value is based on Level 2 inputs.

9. Long-Term Borrowings

Long-term borrowings as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
6.625% senior notes due July 2021	$225,000	$225,000
Discount on senior notes	(875)	(965)

Long-term borrowings, net of unamortized discount	$224,125	$224,035

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

In connection with the issuance of the 2021 Notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2013 to 2021. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $137 thousand and $402 thousand for the three and nine months ended September 30, 2015, respectively. The remaining capitalized costs as of September 30, 2015, which were included in other non-current assets in the consolidated balance sheet, were $3,919 thousand.

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

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

10. Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2015, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2015		September 30, 2014
Beginning balance	$144,800	$140,405	$146,923	$135,356
Provisions	2,296	14,173	5,349	14,775
Severance payments	(3,674)	(7,905)	(1,222)	(4,712)
Translation adjustments	(8,466)	(11,717)	(5,144)	487

	134,956	134,956	145,906	145,906
Less: Cumulative contributions to the National Pension Fund	(310)	(310)	(372)	(372)
Group severance insurance plan	(691)	(691)	(795)	(795)

Accrued severance benefits, net	$133,955	$133,955	$144,739	$144,739

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2015	$271
2016	956
2017	1,572
2018	2,690
2019	2,088
2020	2,510
2021 – 2025	27,838

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

11. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2015, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $758 million. The Korean won to U.S. dollar exchange rates were 1,194.5:1 and 1,099.2:1 using the first base rate as of September 30, 2015 and December 31, 2014, respectively, as quoted by the Korea Exchange Bank.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

12. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The Company’s Korean subsidiary is the principal operating entity within the consolidated Company. For the three and nine months ended September 30, 2015 and 2014, no income tax expense or benefit for the Korean subsidiary was recorded due to net loss, net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the three months ended September 30, 2015 and 2014 was $1,250 thousand and $311 thousand, respectively, primarily attributable to interest on intercompany balances, which was offset in part by the benefits from net operating loss carry-back at the parent company and a domestic subsidiary for the three months ended September 30, 2014.

Income tax expense recorded for the nine months ended September 30, 2015 and 2014 was $1,781 thousand and $1,770 thousand, respectively, primarily attributable to interest on intercompany balances, which was offset in part by the benefits from the lapse of statute of limitations on unrecognized tax benefits for the nine months ended September 30, 2015 and benefits from net operating loss carry-back at the parent company and a domestic subsidiary for the nine months ended September 30, 2014.

13. Geographic and Segment Information

The Company had previously reported its results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign the Company’s businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. In furtherance of these objectives, the Company combined its business lines of Display Solutions and Power Solutions into a new segment called Standard Products Group. Beginning in the second quarter of 2015, the Company reports its financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer who allocates resources and assesses performance of the business and other activities based on gross profit. The two newly established operating segments will be managed prospectively and all prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

During the third quarter of 2015, the Company changed the name of its Semiconductor Manufacturing Services segment to Foundry Services Group. The Company believes that this new name provides greater clarity on the identity of this segment. There is no change to the composition of this reportable segment from what the Company previously reported for the Semiconductor Manufacturing Service segment.

The following sets forth information relating to the operating segments:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Sales
Foundry Services Group	$71,471	$99,333	$224,953	$281,600
Standard Products Group
Display Solutions	48,314	58,700	153,585	144,406
Power Solutions	34,406	36,088	102,238	104,138

Total Standard Products Group	82,720	94,788	255,823	248,544
All other	191	211	506	422

Total net sales	$154,382	$194,332	$481,282	$530,566

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross Profit
Foundry Services Group	$18,681	$19,386	$51,241	$60,109
Standard Products Group	15,827	23,033	53,216	57,833
All other	191	211	505	422

Total gross profit	$34,699	$42,630	$104,962	$118,364

The following is a summary of net sales by region, based on the location of the customer:

	Three Months Ended
	September 30, 2015	September 30, 2014
Korea	$56,097	$84,763
Asia Pacific (other than Korea)	84,236	80,123
U.S.A.	6,096	25,079
Europe	7,407	3,829
Others	546	538

Total	$154,382	$194,332

	Nine Months Ended
	September 30, 2015	September 30, 2014
Korea	$180,322	$219,096
Asia Pacific (other than Korea)	238,995	224,681
U.S.A.	45,776	69,428
Europe	14,768	16,323
Others	1,421	1,038

Total	$481,282	$530,566

Net sales from the Company’s top ten largest customers accounted for 61% and 66% for the three months ended September 30, 2015 and 2014, respectively, and 64% and 60% for the nine months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015, the Company had two customers that represented 14.7% and 10.1% of its net sales, respectively, and for the nine months ended September 30, 2015, the Company had two customers that represented 15.0% and 10.9% of its net sales, respectively.

For the three months ended September 30, 2014, the Company had three customers which represented 13.9%, 10.7% and 10.2% of the Company’s net sales, respectively, and for the nine months ended September 30, 2014, the Company had one customer which represented 11.2% of its net sales.

96% of the Company’s property, plant and equipment are located in Korea as of September 30, 2015.

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

14. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
Foreign currency translation adjustments	$15,211	$(35,551)
Derivative adjustments	(2,707)	485

Total	$12,504	$(35,066)

Changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2015 and 2014 are as follows:

Three Months Ended September 30, 2015	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(22,372)	$(1,417)	$—	$(23,789)

Other comprehensive income (loss) before reclassifications	37,583	(2,869)	—	34,714
Amounts reclassified from accumulated other comprehensive income	—	1,579	—	1,579

Net current-period other comprehensive income (loss)	37,583	(1,290)	—	36,293

Ending balance	$15,211	$(2,707)	$—	$12,504

Three Months Ended September 30, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(76,662)	$10,144	$—	$(66,518)

Other comprehensive income (loss) before reclassifications	16,874	(3,319)	—	13,555
Amounts reclassified from accumulated other comprehensive income	—	(3,048)	—	(3,048)

Net current-period other comprehensive income (loss)	16,874	(6,367)	—	10,507

Ending balance	$(59,788)	$3,777	$—	$(56,011)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014 are as follows:

Nine Months Ended September 30, 2015	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(35,551)	$485	$—	$(35,066)

Other comprehensive income (loss) before reclassifications	50,762	(4,286)	—	46,476
Amounts reclassified from accumulated other comprehensive income	—	1,094	—	1,094

Net current-period other comprehensive income (loss)	50,762	(3,192)	—	47,570

Ending balance	$15,211	$(2,707)	$—	$12,504

Nine Months Ended September 30, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(57,326)	$6,587	$681	$(50,058)

Other comprehensive income (loss) before reclassifications	(2,462)	2,882	1,201	1,621
Amounts reclassified from accumulated other comprehensive income	—	(5,692)	(1,882)	(7,574)

Net current-period other comprehensive loss	(2,462)	(2,810)	(681)	(5,953)

Ending balance	$(59,788)	$3,777	$—	$(56,011)

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

15. Loss per Share

The following table illustrates the computation of basic and diluted loss per common share:

	Three Months Ended
	September 30, 2015	September 30, 2014
Net loss	$(57,066)	$(46,807)
Weighted average common stock outstanding
Basic	34,664,246	34,056,359
Diluted	34,664,246	34,056,359
Loss per share
Basic	$(1.65)	$(1.37)
Diluted	$(1.65)	$(1.37)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net loss	$(107,721)	$(53,402)
Weighted average common stock outstanding
Basic	34,273,265	34,055,210
Diluted	34,273,265	34,055,210
Loss per share
Basic	$(3.14)	$(1.57)
Diluted	$(3.14)	$(1.57)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Options	3,257,028	3,178,645	3,257,028	3,178,645
Warrants	—	1,425,129	—	1,425,129
Restricted Stock Units	135,370	—	135,370	—

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

16. Commitments and Contingencies

Securities Class Action Complaints

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s now-former officers. On April 21, 2015, a related purported class action lawsuit was filed against the Company, certain of the Company’s current directors and former and now-former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings. On June 15, 2015, these two class action lawsuits were consolidated. On June 26, 2015, an amended complaint was filed in the consolidated action, against the Company, certain of the Company’s current directors and former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015 and a putative subclass consisting of all purchasers of the Company’s common stock pursuant to or traceable to a shelf registration statement and prospectus issued in connection with the Company’s February 6, 2013 public stock offering. The consolidated amended complaint asserts claims on behalf of the putative class for (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s current directors and former officers, (ii) alleged violations of Section 20(a) of the Exchange Act by certain of the Company’s current directors and former officers, and (iii) alleged violations of Sections 20(a) and 20(A) of the Exchange Act by a shareholder. The consolidated amended complaint also asserts claims on behalf of the subclass for (i) alleged violations of Section 11 of the Securities Act of 1933 (the “Securities Act”) by the Company, certain of the Company’s current directors and former officers, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (ii) alleged violations of Section 12 of the Securities Act by

MagnaChip Semiconductor Corporation and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(Unaudited; tabular dollars in thousands, except share data)

the Company, certain of the Company’s current directors and former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (iii) alleged violations of Section 15 of the Securities Act by the Company, certain of the Company’s former officers, and a shareholder of the Company. On July 27, 2015, the Company and certain defendants filed motions to dismiss the consolidated action, Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-cv-1160, which is pending in the Northern District of California. The Company’s motions to dismiss are fully briefed and the court has scheduled oral argument on the motions for December 1, 2015. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

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

On June 1, 2015, a shareholder derivative action as styled as Bushansky v. Norby, et al., No. 1-15-cv-281289, was filed in the Superior Court of the State of California, Santa Clara County. The complaint names as defendants certain of the Company’s current directors and former officers, and a shareholder of the Company, with the Company being named as a nominal defendant. The complaint asserts claims for (i) alleged breaches of fiduciary duties by certain of the Company’s current directors and former officers for knowingly failing to maintain adequate internal controls over the Company’s accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements; and (ii) alleged aiding and abetting of such breaches of fiduciary duties by all defendants. On August 31, 2015, the court so ordered a stipulation entered into by certain of the parties, agreeing to stay the litigation pending resolution of the motions to dismiss filed in Thomas et al., v. MagnaChip Semiconductor Corp., et al., No. 3:14-CV-1160, unless the stay is lifted earlier. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part I: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and IoT applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with a 30-year operating history, large portfolio of 2,563 registered novel patents and 158 pending novel patent applications and extensive engineering and manufacturing process expertise.

We had previously reported our results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign our businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. In furtherance of these objectives, we combined our business lines of Display Solutions and Power Solutions into a new segment called Standard Products Group. Beginning in the second quarter of 2015, we report our financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

Beginning in the third quarter of 2015, we changed the name of our Semiconductor Manufacturing Services segment to Foundry Services Group. We believe that this new name provides greater clarity on the identity of this segment. There is no change to the composition of this reportable segment from what we previously reported for the Semiconductor Manufacturing Services segment.

Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and IDM semiconductor companies that primarily serve consumer, computing, communication, industrial, automotive and IoT applications. Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel displays and include our sensor products for mobile applications and industrial applications. Our Power Solutions products include discrete and integrated circuit solutions for power management in consumer, computing, communication and industrial applications.

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

Demand for our products and services is driven by overall demand for consumer, computing, communication, industrial, automotive and IoT products and can be adversely affected by periods of weak consumer and enterprise spending or by market share losses by our customers. In order to mitigate the impact of market volatility on our business, we are diversifying our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our Korea-based operations, if we are not effective in competing in these markets our operating results may be adversely affected.

Within our Foundry Services Group, net sales are driven by customers’ decisions on which manufacturing services provider to use for a particular product. Most of our Foundry Services Group customers are fabless, while some are IDM customers. A customer will often have more than one supplier of manufacturing services. In any given period, our net sales depend heavily upon the end-market demand for the goods in which the products we manufacture for customers are used, the inventory levels maintained by our customers and in some cases, allocation of demand for manufacturing services among selected qualified suppliers.

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

Our success going forward will depend upon our ability to adapt to future challenges such as the emergence of new competitors for our products and services or the consolidation of current competitors. Additionally, we must innovate to remain ahead of, or at least rapidly adapt to, technological breakthroughs that may lead to a significant change in the technology necessary to deliver our products and services. We believe that our established relationships and close collaboration with leading customers enhance our awareness of new product opportunities, market and technology trends and improve our ability to adapt and grow successfully. In our Foundry Services Group, we strive to maintain competitiveness by offering high-value added processes, high-flexibility and excellent service by tailoring existing standard processes to meet customers’ design needs and porting customers’ own process technologies into our fabrication facilities.

Recent Developments

In December 2014, we announced that our Board of Directors had adopted a plan to close our six-inch fabrication facility in Cheongju, South Korea (the “6-inch fab”). While the 6-inch fab closure was initially expected to be substantially completed by the end of 2015, we now expect that the closure will be substantially completed in the first quarter of 2016, and that the aggregate costs associated with customer transition, equipment transfer, clean-up and other costs are expected to range between $3.0 million and $4.0 million.

Due to significantly lower capacity utilization rates in the recent months and inventory control measures we have implemented to better manage our working capital, we expect our total gross profit margin for the next quarter to be substantially lower than historical levels.

Restatement

In January 2014, our Audit Committee commenced an internal investigation that resulted in the restatement of certain financial statements for prior periods (the “Restatement”). As a result of the Restatement, we have incurred substantial external accounting, legal and other related costs associated with the Restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred Restatement related costs of $15.7 million for the nine months ended September 30, 2015, compared to $28.8 million in the nine months ended September 30, 2014. We expect to continue to incur substantial Restatement related costs for the remainder of 2015 related to ongoing litigation and regulatory investigations, which could have a material adverse effect on our operating results and liquidity for the foreseeable future.

Segments

We had previously reported our results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign our businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. Accordingly, we combined our business lines of Display Solutions and Power Solutions into a new segment called Standard Products Group. Beginning in the second quarter of 2015, we report our financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. We have identified these segments based on how we allocate resources and assess our performance.

During the third quarter of 2015, we changed the name of our Semiconductor Manufacturing Services segment to Foundry Services Group. We believe that this new name provides greater clarity on the identity of this segment. There is no change to the composition of this reportable segment from what we previously reported for the Semiconductor Manufacturing Services segment.

•	Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve consumer, computing, communication, industrial, automotive and IoT applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 480 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services are targeted at customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), embedded memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Foundry Services Group business represented 46.7% and 53.1% of our net sales for the nine months ended September 30, 2015 and September 30, 2014, respectively. Gross profit from our Foundry Services Group business was $51.2 million and $60.1 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

•	Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). We provide a full range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. Our sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 53.2% and 46.8% of our net sales for the nine months ended September 30, 2015 and September 30, 2014, respectively. Gross profit from our Standard Products Group was $53.2 million and $57.8 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Loss

We use the terms Adjusted EBITDA and Adjusted Net Loss throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) equity-based compensation expense, (v) foreign currency loss (gain), net, (vi) derivative valuation loss, net and (vii) restatement related expenses.

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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In millions)
Net loss	$(57.1)	$(107.7)	$(46.8)	$(53.4)
Adjustments:
Depreciation and amortization	6.4	20.1	7.8	22.9
Interest expense, net	4.0	12.0	4.1	12.2
Income tax expenses	1.3	1.8	0.3	1.8
Equity-based compensation expense(a)	0.4	2.4	0.6	1.7
Foreign currency loss (gain), net(b)	44.1	59.6	23.5	(5.5)
Derivative valuation loss, net(c)	0.3	0.6	—	0.1
Restatement related expenses, net(d)	1.9	13.3	15.5	28.8

Adjusted EBITDA	$1.3	$2.0	$5.0	$8.4

(a)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(b)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(c)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(d)	This adjustment eliminates expenses incurred in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal and consulting fees. Partially offsetting the restatement related expenses was proceeds from an insurance claim for defense costs. This amount does not include any allocation of internal costs related to the restatement.

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

We present Adjusted Net Loss as a further supplemental measure of our performance. We prepare Adjusted Net Loss by adjusting net income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Loss is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Loss for a number of reasons, including:

•	we use Adjusted Net Loss in communications with our Board of Directors concerning our consolidated financial performance;

•	we believe that Adjusted Net Loss is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry; and

•	our investor and analyst presentations may include Adjusted Net Loss.

Adjusted Net Loss is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Loss differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Loss, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Loss for the periods indicated as net income (loss), adjusted to exclude (i) amortization of intangibles, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss, net and (v) restatement related expenses.

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Loss for the periods indicated:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In millions)
Net loss	$(57.1)	$(107.7)	$(46.8)	$(53.4)
Adjustments:
Amortization of intangibles(a)	—	—	0.4	1.1
Equity-based compensation expense(b)	0.4	2.4	0.6	1.7
Foreign currency loss (gain), net(c)	44.1	59.6	23.5	(5.5)
Derivative valuation loss, net(d)	0.3	0.6	—	0.1
Restatement related expenses, net(e)	1.9	13.3	15.5	28.8

Adjusted Net Loss	$(10.4)	$(31.9)	$(6.8)	$(27.3)

(a)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result from the application of fresh-start accounting in connection with the reorganization proceedings and the purchase accounting treatment of a subsequent acquisition. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.

(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses incurred in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal and consulting fees. Partially offsetting the restatement related expenses was proceeds from an insurance claim for defense costs. This amount does not include any allocation of internal costs related to the restatement.

Adjusted Net Loss has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Adjusted Net Loss does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted Net Loss does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Net Loss does not consider the potentially dilutive impact of issuing equity-based compensation to our management team and employees;

•	Adjusted Net Loss does not reflect the costs of holding certain assets and liabilities in foreign currencies; and

•	other companies in our industry may calculate Adjusted Net Loss differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted Net Loss should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our US GAAP results and using Adjusted Net Loss only supplementally.

Factors Affecting Our Results of Operations

Net Sales. We derive virtually all of our sales (net of sales returns and allowances) from two segments: Foundry Services Group and Standard Products Group. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Korea, the United States, Japan and Greater China. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of the disposal of waste materials.

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2015 and 2014, we sold products to 300 and 258 customers, respectively, and our net sales to our ten largest customers represented 64% and 60% of our net sales, respectively. We have a combined production capacity of over 125,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Material Costs. Our cost of material consists of costs of raw materials, such as silicon wafers, chemicals, gases and tape and packaging supplies. We use processes that require specialized raw materials, such as silicon wafers, that are generally available from a limited number of suppliers. If demand increases or supplies decrease, the costs of our raw materials could significantly increase.

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2015, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of September 30, 2015, the outstanding intercompany loan balance including accrued interest between the Korean subsidiary and the Dutch subsidiary was $758 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended September 30, 2015 and 2014

The following table sets forth consolidated results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$154.4	100.0%	$194.3	100.0%	$(40.0)
Cost of sales	119.7	77.5	151.7	78.1	(32.0)

Gross profit	34.7	22.5	42.6	21.9	(7.9)

Selling, general and administrative expenses	22.1	14.3	38.7	19.9	(16.6)
Research and development expenses	20.5	13.2	23.4	12.1	(3.0)

Operating loss	(7.9)	(5.1)	(19.5)	(9.9)	11.6

Interest expense	(4.1)	(2.6)	(4.2)	(2.2)	0.1
Foreign currency loss, net	(44.1)	(28.6)	(23.5)	(12.1)	(20.6)
Others, net	0.3	0.2	0.7	0.4	(0.4)

	(48.0)	(31.1)	(27.0)	(13.9)	(20.9)

Loss before income taxes	(55.8)	(36.2)	(46.5)	(23.9)	(9.3)
Income tax expenses	1.3	0.8	0.3	0.2	0.9

Net loss	$(57.1)	(37.0)	$(46.8)	(24.1)	$(10.3)

Results by segment

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$71.5	46.3%	$99.3	51.1%	$(27.9)
Standard Products Group
Display Solutions	48.3	31.3	58.7	30.2	(10.4)
Power Solutions	34.4	22.3	36.1	18.6	(1.7)

Total Standard Products Group	82.7	53.6	94.8	48.8	(12.1)
All other	0.2	0.1	0.2	—	—

Total net sales	$154.4	100.0%	$194.3	100.0%	$(40.0)

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Amount	% of Gross Profit	Amount	% of Gross Profit	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$18.7	53.9%	$19.4	45.5%	$(0.7)
Standard Products Group	15.8	45.5	23.0	54.0	(7.2)
All other	0.2	0.6	0.2	0.5	—

Total gross profit	$34.7	100.0%	$42.6	100.0%	$(7.9)

Net Sales

Net sales were $154.4 million for the three months ended September 30, 2015, a $40.0 million, or 20.6%, decrease compared to $194.3 million for the three months ended September 30, 2014. This decrease was primarily due to decrease in revenue related to our Foundry Services Group and Display Solutions business as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $71.5 million for the three months ended September 30, 2015, a $27.9 million, or 28.0%, decrease compared to $99.3 million for the three months ended September 30, 2014. The decrease was primarily attributable to reduced levels of demand of our foundry services from a customer serving the high end smartphone market and discontinuation of a certain product by a customer serving the smartphone market.

Standard Products Group. Net sales from our Standard Products Group segment were $82.7 million for the three months ended September 30, 2015, a $12.1 million, or 12.7%, decrease compared to $94.8 million for the three months ended September 30, 2014. This decrease was primarily due to decrease in revenue related to our Display Solutions business line as described below.

Net sales from our Display Solutions business line were $48.3 million for the three months ended September 30, 2015, a $10.4 million, or 17.7%, decrease from $58.7 million for the three months ended September 30, 2014. The decrease in sales was attributable to reduced demand for smartphones and tablet PCs manufactured by a major OEM customer. Net sales from our Power Solutions business line were $34.4 million for the three months ended September 30, 2015, a $1.7 million, or 4.7%, decrease from $36.1 million for the three months ended September 30, 2014. The decrease in sales of Power Modules and MOSFETs negatively impacted our overall revenue, which was partially offset by increased demand for DC-DC converters for mobile applications.

All Other. All other net sales were $0.2 million for the three months ended September 30, 2015 and for the three months ended September 30, 2014, respectively.

Gross Profit

Total gross profit was $34.7 million for the three months ended September 30, 2015 compared to $42.6 million for the three months ended September 30, 2014, a $7.9 million, or 18.6%, decrease. Gross profit as a percentage of net sales for the three months ended September 30, 2015 increased to 22.5% compared to 21.9% for the three months ended September 30, 2014. The increase in gross profit as a percentage of net sales was primarily attributable to increase in gross profit due to the favorable impact of our cost reduction effort and reversal of an accrual related to a product claim from our Foundry Services Group segment as further described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $18.7 million for the three months ended September 30, 2015, a $0.7 million, or 3.6%, decrease compared to $19.4 million for the three months ended September 30, 2014. Gross profit as a percentage of net sales for the three months ended September 30, 2015 increased to 26.1% compared to 19.5% for the three months ended September 30, 2014. The increase in gross profit as a percentage of net sales was mainly attributable to the positive impact of lower unit costs resulting from decrease in labor and utilities, favorable product mix and reversal of an accrual related to a product claim, settled by the Company in 2013, for which the counterparty did not meet all of the agreed upon payout criteria. This increase was partially offset by a lower utilization rate.

Standard Products Group. Gross profit from our Standard Products Group segment was $15.8 million for the three months ended September 30, 2015, a $7.2 million, or 31.3%, decrease from $23.0 million for the three months ended September 30, 2014. Gross profit as a percentage of net sales for the three months ended September 30, 2015 decreased to 19.1% compared to 24.3% for the three months ended September 30, 2014. The decrease in gross profit as a percentage of net sales was primarily attributable to unfavorable product mix mainly caused by lower demand for mobile display products. This decrease was partially offset by lower unit costs resulting from decrease in spending related to labor and utilities.

All Other. All other gross profit was $0.2 million for the three months ended September 30, 2015 and September 30, 2014, respectively.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$56.1	36.3%	$84.8	43.6%	$(28.7)
Asia Pacific (other than Korea)	84.2	54.6	80.1	41.2	4.1
United States	6.1	3.9	25.1	12.9	(19.0)
Europe	7.4	4.8	3.8	2.0	3.6
Others	0.5	0.4	0.5	0.3	—

	$154.4	100.0%	$194.3	100.0%	$(40.0)

Net sales in Korea for the three months ended September 30, 2015 decreased from $84.8 million to $56.1 million compared to the three months ended September 30, 2014, or by $28.7 million, or 33.8%, primarily due to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific.

Net sales in Asia Pacific for the three months ended September 30, 2015 increased from $80.1 million to $84.2 million compared to the nine months ended September 30, 2014, or by $4.1 million, or 5.1%, primarily due to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific, which was partially offset by the decrease in demand due to discontinuation of a certain product by a customer serving the smartphone market.

Net sales in the United States for the three months ended September 30, 2015 decreased from $25.1 million to $6.1 million compared to the three months ended September 30, 2014, or by $19.0 million, or 75.7%, primarily due to the decrease in demand of our foundry services from a customer serving the high end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $22.1 million, or 14.3% of net sales, for the three months ended September 30, 2015, compared to $38.7 million, or 19.9% of net sales, for the three months ended September 30, 2014. The decrease of $16.6 million, or 42.9%, was primarily attributable to a $12.0 million decrease in professional service costs related to restatement and certain litigation and a $1.6 million decrease due to proceeds from an insurance claim for certain restatement related legal costs. Additional decrease was primarily related to a decrease in personnel costs and certain selling expenses.

Research and Development Expenses. Research and development expenses were $20.5 million, or 13.2% of net sales, for the three months ended September 30, 2015, compared to $23.4 million, or 12.1% of net sales, for the three months ended September 30, 2014. The decrease of $3.0 million, or 12.7%, was primarily due to decrease in personnel costs.

Operating Loss

As a result of the foregoing, operating loss decreased by $11.6 million, or 59.7%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As discussed above, the decrease in operating loss resulted from a $16.6 million decrease in selling, general and administrative expenses and a $3.0 million decrease in research and development expenses, partially offset by a $7.9 million decrease in gross profit.

Other Expense

Interest Expense. Interest expense was $4.1 million for the three months ended September 30, 2015 and $4.2 million for the three months ended September 30, 2014.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended September 30, 2015 was $44.1 million compared to $23.5 million for the three months ended September 30, 2014. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the three months ended September 30, 2015 and September 30, 2014 was $0.3 million and $0.7 million, respectively. The decrease of $0.4 million was primarily attributable to net loss on valuation of derivatives due to hedge ineffectiveness.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2015 were $1.3 million and for the three months ended September 30, 2014 were $0.3 million. The increase in income tax expenses of $1.0 million was primarily attributable to net operating loss carry-back at the parent company and a domestic subsidiary for the three months ended September 30, 2014.

Net Loss

As a result of the foregoing, net loss increased by $10.3 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As discussed above, the increase in net loss primarily resulted from a $20.6 million unfavorable change in foreign currency translation, partially offset by a $11.6 million decrease in operating loss.

Results of Operations – Comparison of Nine Months Ended September 30, 2015 and 2014

The following table sets forth consolidated results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$481.3	100.0%	$530.6	100.0%	$(49.3)
Cost of sales	376.3	78.2	412.2	77.7	(35.9)

Gross profit	105.0	21.8	118.4	22.3	(13.4)

Selling, general and administrative expenses	75.7	15.7	94.5	17.8	(18.7)
Research and development expenses	64.5	13.4	70.6	13.3	(6.1)

Operating loss	(35.3)	(7.3)	(46.7)	(8.8)	11.4

Interest expense	(12.2)	(2.5)	(12.6)	(2.4)	0.4
Foreign currency gain (loss), net	(59.6)	(12.4)	5.5	1.0	(65.1)
Others, net	1.2	0.2	2.2	0.4	(1.0)

	(70.6)	(14.7)	(4.9)	(0.9)	(65.7)

Loss before income taxes	(105.9)	(22.0)	(51.6)	(9.7)	(54.3)
Income tax expenses	1.8	0.4	1.8	0.3	—

Net loss	$(107.7)	(22.4)	$(53.4)	(10.1)	$(54.3)

Results by segment

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$225.0	46.7%	$281.6	53.1%	$(56.6)
Standard Products Group
Display Solutions	153.6	31.9	144.4	27.2	9.2
Power Solutions	102.2	21.2	104.1	19.6	(1.9)

Total Standard Products Group	255.8	53.2	248.5	46.8	7.3
All other	0.5	0.1	0.4	0.1	0.1

Total net sales	$481.3	100.0%	$530.6	100.0%	$(49.3)

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Amount	% of Gross Profit	Amount	% of Gross Profit	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$51.2	48.8%	$60.1	50.8%	$(8.9)
Standard Products Group	53.2	50.7	57.8	48.8	(4.6)
All other	0.5	0.5	0.4	0.4	0.1

Total gross profit	$105.0	100.0%	$118.4	100.0%	$(13.4)

Net Sales

Net sales were $481.3 million for the nine months ended September 30, 2015, a $49.3 million, or 9.3%, decrease compared to $530.6 million for the nine months ended September 30, 2014. This decrease was primarily due to decrease in revenue related to our Foundry Services Group segment, which was offset in part by an increase in net sales from our Display Solutions business line as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $225.0 million for the nine months ended September 30, 2015, a $56.6 million, or 20.1%, decrease compared to net sales of $281.6 million for the nine months ended September 30, 2014. The decrease was primarily attributable to reduced levels of demand of our foundry services from a customer serving the high end smartphone market and discontinuation of a certain product by a customer serving the smartphone market.

Standard Products Group. Net sales from our Standard Products Group segment were $255.8 million for the nine months ended September 30, 2015, a $7.3 million, or 2.9%, increase compared to $248.5 million for the nine months ended September 30, 2014. This increase was primarily due to increase in revenue related to our Display Solutions business line as described below.

Net sales from our Display Solutions business line were $153.6 million for the nine months ended September 30, 2015, a $9.2 million, or 6.4%, increase from $144.4 million for the nine months ended September 30, 2014. The increase in sales was primarily attributable to higher sales of large display products such as TVs and notebooks, which was partially offset by reduced demand for smartphones manufactured by our existing customer. Net sales from our Power Solutions business line were $102.2 million for the nine months ended September 30, 2015, a $1.9 million, or 1.8%, decrease from $104.1 million for the nine months ended September 30, 2014. The decrease in sales of Power Modules negatively impacting our overall revenue, partially offset by increased demand for high-end MOSFETs primarily for smartphones and TVs.

All Other. All other net sales were $0.5 million for the nine months ended September 30, 2015 and $0.4 million for the nine months ended September 30, 2014.

Gross Profit

Total gross profit was $105.0 million for the nine months ended September 30, 2015 compared to $118.4 million for the nine months ended September 30, 2014, a $13.4 million, or 11.3%, decrease. Gross profit as a percentage of net sales for the nine months ended September 30, 2015 decreased to 21.8% compared to 22.3% for the nine months ended September 30, 2014. The decrease in gross profit as a percentage of net sales was primarily attributable to decrease in gross profit due to the unfavorable impact of product mix caused by lower sales of mobile display products from our Standard Products Group segment as further described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $51.2 million for the nine months ended September 30, 2015, a $8.9 million, or 14.8%, decrease compared to $60.1 million for the nine months ended September 30, 2014. Gross profit as a percentage of net sales for the nine months ended September 30, 2015 increased to 22.8% compared to 21.4% for the nine months ended September 30, 2014. The increase in gross profit as a percentage of net sales was mainly attributable to the positive impact of lower unit costs resulting from decrease in labor and utilities and reversal of an accrual related to a product claim, settled by the Company in 2013, for which the counterparty did not meet all of the agreed upon payout criteria. The increase was partially offset by a lower utilization rate and unfavorable product mix.

Standard Products Group. Gross profit from our Standard Products Group segment was $53.2 million for the nine months ended September 30, 2015, a $4.6 million, or 7.9%, decrease from $57.8 million for the nine months ended September 30, 2014. Gross profit as a percentage of net sales for the nine months ended September 30, 2015 decreased to 20.8% compared to 23.3% for the nine months ended September 30, 2014. The decrease in gross profit as a percentage of net sales was attributable to unfavorable product mix mainly caused by lower demand for mobile display products, which was partially offset by lower unit costs resulting from decrease in labor and utilities.

All Other. All other gross profit was $0.5 million for the nine months ended September 30, 2015 and $0.4 million for the nine months ended September 30, 2014, respectively.

Net Sales by Geographic Region

The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$180.3	37.5%	$219.1	41.3%	$(38.8)
Asia Pacific (other than Korea)	239.0	49.7	224.7	42.3	14.3
United States	45.8	9.5	69.4	13.1	(23.7)
Europe	14.8	3.1	16.3	3.1	(1.6)
Others	1.4	0.3	1.0	0.2	0.4

	$481.3	100.0%	$530.6	100.0%	$(49.3)

Net sales in Korea for the nine months ended September 30, 2015 decreased from $219.1 million to $180.3 million compared to the nine months ended September 30, 2014, or by $38.8 million, or 17.7%, primarily due to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific. This decrease was partially offset by higher sales of large display products such as TVs and notebooks.

Net sales in Asia Pacific for the nine months ended September 30, 2015 increased from $224.7 million to $239.0 million compared to the nine months ended September 30, 2014, or by $14.3 million, or 6.4%, primarily due to the discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific, which was partially offset by the decrease in demand due to discontinuation of a certain product by a customer serving the smartphone market.

Net sales in the United States for the nine months ended September 30, 2015 decreased from $69.4 million to $45.8 million compared to the nine months ended September 30, 2014, or by $23.7 million, or 34.1%, primarily due to the decrease in demand of our foundry services from a customer serving the high end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $75.7 million, or 15.7% of net sales, for the nine months ended September 30, 2015, compared to $94.5 million, or 17.8% of net sales, for the nine months ended September 30, 2014. The decrease of $18.7 million, or 19.8%, was primarily attributable to a $13.1 million decrease in professional service costs related to the restatement and certain litigation, a $2.4 million decrease due to proceeds from an insurance claim for certain restatement related legal costs and a $3.8 million decrease in bad debt expense.

Research and Development Expenses. Research and development expenses were $64.5 million, or 13.4% of net sales, for the nine months ended September 30, 2015, compared to $70.6 million, or 13.3% of net sales, for the nine months ended September 30, 2014. The decrease of $6.1 million, or 8.6%, was primarily due to decrease in material and personnel costs.

Operating Loss

As a result of the foregoing, operating loss decreased by $11.4 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As discussed above, the decrease in operating loss resulted from a $18.7 million decrease in selling, general and administrative expenses and a $6.1 million decrease in research and development expenses, which was offset by a $13.4 million decrease in gross profit.

Other Expense

Interest Expense. Interest expense was $12.2 million for the nine months ended September 30, 2015 and $12.6 million for the nine months ended September 30, 2014.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the nine months ended September 30, 2015 was $59.6 million compared to net foreign currency gain of $5.5 million for the nine months ended September 30, 2014. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments and rental income and interest income. Others for the nine months ended September 30, 2015 and September 30, 2014 was $1.2 million and $2.2 million, respectively. The decrease of $1.0 million was primarily attributable to net loss on valuation of derivatives due to hedge ineffectiveness.

Income Tax Expenses

Income tax expenses for the nine months ended September 30, 2015 and 2014 were $1.8 million and $1.8 million, respectively, primarily attributable to interest on intercompany balances, which was partially offset by the benefits from the lapse of statute of limitations on unrecognized tax benefits for the nine months ended September 30, 2015 and benefits from net operating loss carry-back at the parent company and a domestic subsidiary for the nine months ended September 30, 2014.

Net Loss

As a result of the foregoing, net loss increased by $54.3 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As discussed above, the increase in net loss primarily resulted from a $65.1 million unfavorable change in foreign currency translation, partially offset by a $11.4 million decrease in operating loss.

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

During fiscal 2015, we have begun to implement a comprehensive cost reduction program to reduce spending and improve our cash flows. Our ability to maintain sufficient liquidity for the next twelve months to fund our operations and capital expenditures and implement our business plan and strategy will also be dependent on improving the recent negative trends in our operating results. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations and planned capital expenditures for the next twelve months. However, if our operating results do not improve, we may need to seek additional capital. There can be no assurance that any additional equity or debt financing would be available to us, or if available, that such financing would be on favorable terms to us. Accordingly, if we are unable to obtain additional capital or our business does not generate sufficient cash flows from operating activities to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include additional exit costs, reducing or delaying capital expenditures, selling assets, or other restructuring actions.

Additionally, many of the aspects of management’s plan, growth strategies and cost reduction initiatives to conserve our liquidity position involve management’s judgments and estimates that include factors that may be beyond our control, and actual results could differ materially from our current expectations. As a result, these and other factors could cause our business plans, strategies and cost reduction initiatives to be unsuccessful, which could have a material adverse effect on our operating results, financial condition and liquidity.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $48.4 million for the nine months ended September 30, 2015, compared to $10.3 million in the nine months ended September 30, 2014. The net operating cash outflow for the nine months ended September 30, 2015 reflects our net loss of $107.7 million and non-cash adjustments of $102.5 million which mainly consisted of depreciation and amortization, provision for severance benefits and foreign currency loss, and a decrease in net operating liabilities of $43.2 million.

Our working capital balance as of September 30, 2015 was $80.3 million compared to $106.8 million as of December 31, 2014. The $26.5 million decrease was primarily attributable to a $33.9 million decrease in cash and cash equivalents, a $17.2 million decrease in inventories and a $21.8 million decrease in accounts payable. The decrease in accounts payable is a result of decreased material purchases and increased payments of outstanding outside service fees related to the restatement and litigation, which also resulted in a decrease in cash and cash equivalents.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $9.8 million in the nine months ended September 30, 2015, compared to $14.7 million in the nine months ended September 30, 2014. The decrease was primarily due to a decrease in capital expenditures of $11.6 million, partially offset by a $6.3 million net increase in hedge collateral.

Cash Flows from Financing Activities

Cash inflows generated by financing activities totaled $3.4 million for the nine months ended September 30, 2015, compared to $0.1 million of cash inflow generated by financing activities in the nine months ended September 30, 2014. The financing cash inflow for the nine months ended September 30, 2015 consists of proceeds received from the issuance of common stock in connection with exercised options.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the nine months ended September 30, 2015, capital expenditures were $4.8 million, a $11.6 million, or 70.7%, decrease from $16.4 million in the nine months ended September 30, 2014, mainly due to acquisition of a specialized Epi tool and maintenance of our fab that occurred in the nine months ended September 30, 2014.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2015:

	Payments Due by Period
	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
	(In millions)
Senior notes(1)	$314.4	$—	$14.9	$14.9	$14.9	$14.9	$254.8
Operating lease(2)	43.4	2.2	5.4	4.0	2.4	1.9	27.4
Others(3)	15.4	3.6	6.2	3.6	2.0	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of September 30, 2015, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,194.5:1, the exchange rate as of September 30, 2015.
(3)	Includes license agreements and other contractual obligations.

The Indenture relating to the 2021 Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem our capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness; (vi) merge with or into or sell all or substantially all of our assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity to us or other restricted subsidiaries, to make loans to us or other restricted subsidiaries or to transfer assets to us or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $2.0 million as of September 30, 2015. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and pay rate, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $134.0 million as of September 30, 2015. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future periods.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in the 2014 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11. ASU 2015-11 requires that inventory will be measured at the lower of cost and net realizable value, and options that currently exist for market value will be eliminated. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2015-11 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03. ASU 2015-03 requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. As of September 30, 2015, we had $3.9 million of unamortized debt issuance costs included in other non-current assets in the consolidated balance sheet, which will be reclassified as a deduction from the carrying amount of the related long-term borrowing upon adoption of ASU 2015-03.

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

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (the “Original Effective Date”), including interim periods within that reporting period, and can be adopted either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the Original Effective Date. In August 2015, the FASB issued ASU 2015-14 “Deferral of the Effective Date,” which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before the original effective date as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We have not yet selected a transition method and are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2015 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.4 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of September 30, 2015, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rate is fixed, we have no market risk related to the 2021 Notes.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2015, as we cannot conclude that the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K have been remediated as of the date of this Quarterly Report.

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

Changes in Internal Controls over Financial Reporting

In evaluating whether there were any reportable changes in our internal controls over financial reporting during the quarter ended September 30, 2015, we determined that there were enhancements to our internal control over financial reporting during this quarter as described below. Other than these changes, there were no changes in internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Control Environment:

During the third quarter of 2015, the new management team engaged an outside advisor, with expertise in the area of tax accounting and reporting, to (i) manage and oversee income tax matters comprehensively, (ii) consult with the management team, and (iii) train accounting employees with regard to tax accounting, disclosure practices and rules and regulations.

Income Tax Accounting and Disclosures:

We have enhanced procedures and controls over tax accounting and reporting by ensuring that we, on a timely basis: (i) review rules and regulations of tax jurisdictions relevant to each of our consolidated entities; and (ii) review related accounting implications.

As described above and in “Changes in Internal Controls over Financial Reporting” in Part I, Item 4 of our 2015 Form 10-Q for the period ended June 30, 2015 (the “Q2 2015 Form 10-Q”), we continue to work to improve our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2014 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2014 Form 10-K and Note 16 to our consolidated financial statements in this Report for additional information.

Item 1A. Risk Factors

We are subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factor set forth below as well as disclosed in Part I, Item 1A of our 2014 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC.

We have experienced recent net losses and have relied on our cash reserves to fund our operations and implement our business plans and strategy. If we are unable to improve cash flows from operating activities or obtain additional capital to meet our liquidity and capital resource requirements to pursue our turnaround and growth strategies, our business and results of operations may be adversely affected.

In the past several quarters, we have experienced net losses from operations as we have begun to shift our business and operations to respond to changes in consumer and customer demands. As a result of these trends, as well as the extraordinary costs we have incurred and will continue to incur associated with our restatement and related legal proceedings, we have experienced a deterioration of our cash reserves over the same period. If we continue to experience negative cash flows from operating activities, we will need to rely further on our cash reserves to fund our operations or seek additional capital. There can be no assurance that any additional equity or debt financing would be available to us, or if available, that such financing would be on favorable terms to us. Accordingly, if we are unable to obtain additional capital or our business does not generate sufficient cash flows from operating activities to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include additional exit costs, reducing or delaying capital expenditures, selling assets, or other restructuring actions. There can be no assurance that we would be successful in taking such actions and, in any event, such actions may result in a material adverse effect on our business and results of operations.

Except for the aforementioned, there are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2014 Form 10-K.

Item 5. Other Information

On November 3, 2015, we and our Korean subsidiary, MagnaChip Semiconductor, Ltd. (“MagnaChip Korea”), entered into a severance agreement (a “Severance Agreement”) with each of the following “named executive officers”:

•	Young-Joon Kim, our Chief Executive Officer;

•	Jonathan Kim, our Chief Financial Officer, Executive Vice President and Chief Accounting Officer; and

•	Theodore Kim, our Chief Compliance Officer, Executive Vice President, General Counsel and Secretary.

Except as described below, each of the Severance Agreements contains substantially similar terms.

Each Severance Agreement provides that in the event of a “Qualifying Termination,” the named executive officer will receive certain severance payments from MagnaChip Korea. A “Qualifying Termination” is a termination of the named executive officer’s employment by us or MagnaChip Korea without Cause (as defined in the Severance Agreements) or a termination of the named executive officer’s employment with MagnaChip Korea or us by the named executive officer for Good Reason (as defined in the Severance Agreements).

In the event of a Qualifying Termination, the Named Executive Officer will receive:

•	an amount equal to, in the case of Young-Joon Kim, two times his base salary at the time of a Qualifying Termination, and in the case of Jonathan Kim or Theodore Kim, one times base salary at the time of the Qualifying Termination, in each case to be paid over 12 months following the Qualifying Termination;

•	a lump sum payment equal to one times the base salary at the time of a Qualifying Termination or, in the event that a Qualifying Termination occurs during the period commencing three months prior to a “Change in Control,” as defined below, and ending 18 months following a “Change in Control,” an amount equal to two times the named executive officer’s base salary at the time of a Qualifying Termination; and

•	certain medical, expatriate and other benefits specified in the Severance Agreements.

In addition, all MagnaChip stock options, restricted stock units and other unvested equity awards held by a named executive officer as of the termination of such named executive officer’s employment will become fully vested and exercisable, and all outstanding MagnaChip stock options will remain outstanding and exercisable until the earlier of (i) the second anniversary of the date of a Qualifying Termination of such terminated named executive officer and (ii) the regular expiration date of such MagnaChip stock options that would have applied if the named executive officer’s employment had not terminated.

Payment of the benefits described above is subject to such named executive officer executing a general waiver and release of claims in favor of us and MagnaChip Korea, and payment of these benefits will be in lieu of any other severance or separation pay that would otherwise be payable to such named executive officer (except that nothing in the Severance Agreement limits the rights a named executive officer may have under any statutory pension under Korean law that was accrued as of the date of such named executive officer’s separation from MagnaChip Korea).

For the purpose of the Severance Agreements, the term “Change in Control” has the meaning given to such term in MagnaChip’s 2011 Equity Incentive plan. In addition, a sale (other than a sale to one or more subsidiaries or affiliates of MagnaChip Korea) of either: (i) assets that represent (A) at least 65% of our consolidated annual revenue or (B) at least 65% of our consolidated assets, or (ii) (A) our Standard Products Group business line or (B) our foundry business line, in each case, will be deemed to constitute a “Change in Control” under the Severance Agreements.

In the event of a “Change in Control,” all MagnaChip stock options, restricted stock units, and other unvested equity awards held by the named executive officers will become fully vested and exercisable as of immediately prior to the occurrence of the Change in Control.

Pursuant to the Severance Agreements, each named executive officer will be subject to certain restrictive covenants set forth in certain agreements with MagnaChip and its affiliates, including non-compete, confidentiality and proprietary information and invention assignment agreements, the breach of which may result in forfeiture of certain of the severance benefits described above.

The following summary of the principal terms of the Severance Agreements is a general description only and is qualified in its entirety by the full text of the Severance Agreements which are attached as Exhibits 10.2, 10.3 and 10.4 to this Report and incorporated by reference herein.

Item 6. Exhibits.

Exhibit Number	Description

10.1#*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim.

10.2#*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim.

10.3#*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim.

10.4#*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim.

10.5#*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee.

10.6#*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee.

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith
*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 6, 2015	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2015	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1#*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim.

10.2#*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim.

10.3#*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim.

10.4#*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim.

10.5#*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee.

10.6#*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee.

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith
*	Management contract, compensatory plan or arrangement