Form 10-K
period 2015-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2016-02-22
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $225,946,119

As of January 31, 2016, the registrant had 34,568,942 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

INDUSTRY AND MARKET DATA

We have made statements in this Annual Report on Form 10-K for the year ended December 31, 2015 (this “2015 Form 10-K” or this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.

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

Item 1. Business

General

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and Internet of Things (“IoT”) applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and Radio Frequency (“RF”) applications. We have a proven record of a 30-year operating history, large portfolio of approximately 2,426 registered novel patents and 160 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of two operating segments: Foundry Services Group and Standard Products Group. Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. Our Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel displays. Our Power Solutions products include discrete and integrated circuit solutions for power management in consumer, communication and industrial applications.

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

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology platform and develop products and services that are in high demand by our customers and end consumers. We sold over 2,000 distinct products in each of the years ended December 31, 2015 and December 31, 2014, with a substantial portion of our revenues derived from a concentrated number of customers. Our largest Foundry Services Group customers include some of the leading semiconductor companies that design analog and mixed-signal products for the consumer, computing, communication, industrial, automotive and IoT applications.

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

For the year ended December 31, 2015, we generated net sales of $633.7 million, a net loss of $84.9 million, Adjusted EBITDA of $0.8 million and Adjusted Net Loss of $26.7 million. See “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA and Adjusted Net Loss and a reconciliation to net income (loss) prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

As of January 31, 2016, Avenue beneficially owned 4,088,978 shares, or approximately 11.8%, of our outstanding common stock.

Our Products and Services

Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays, and include MagnaChip sensor products for mobile applications, industrial applications and home appliances. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), full high definition (FHD), light emitting diode (LED), 3D and organic light emitting diodes (OLED) televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions line of products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons thin film transistor (LTPS TFT), as well as high-volume display technologies such as thin film transistors (a-Si TFTs). MagnaChip provides a range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. The MagnaChip sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. The MagnaChip sensor families include e-Compass sensors, digital Hall sensors and temperature and humidity sensors. Our Display Solutions products represented 32.7%, 28.6% and 27.6% of our net sales for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of products for power management applications, including metal oxide semiconductor field effect transistors (MOSFETs), insulated gate bipolar mode transistor (IGBTs), power modules, AC-DC converters, DC-DC converters, LED driver, Solid State Drive (SSD) PMIC, switching regulators and linear regulators for a range of devices, including liquid crystal display (LCD), LED, 3D and UHD televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliance and industrial applications such as power suppliers, LED lighting and motor control. Our Power Solutions products represented 21.3%, 19.7% and 18.4% of our net sales for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

We also offer foundry services to fabless analog and mixed-signal semiconductor companies and IDMs that require differentiated, specialty analog and mixed-signal process technologies. Our process technologies are optimized for analog and mixed-signal devices and include standard complementary metal-oxide semiconductor (CMOS), high voltage CMOS, ultra-low leakage high voltage CMOS and bipolar complementary double-diffused metal oxide semiconductor (BCDMOS) and electronically erasable programmable read only memory (EEPROM). Our Foundry Services Group customers use us to manufacture a wide range of products, including display drivers, LED drivers, audio encoding and decoding devices, microcontrollers, touch screen controllers, RF switches, park distance control sensors for automotive, electronic tag memories and power management semiconductors. Our Foundry Services Group business represented 45.9%, 51.6% and 53.9% of our net sales for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

We manufacture the majority of our products at our three fabrication facilities located in Korea. We have approximately 488 proprietary process flows we can utilize for our products and offer to our Foundry Services Group customers. Our manufacturing base serves both our display driver and power management businesses and Foundry Services Group customers, allowing us to optimize our asset utilization and leverage our investments across our product and service offerings. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments.

On December 4, 2014, our Board of Directors approved a plan to close the Company’s six-inch fabrication facility in Cheongju, Korea (the “6-inch fab”). This plan is expected to be substantially implemented and the 6-inch fab is expected to be closed during the first quarter of 2016. The Company currently plans to transfer certain 6-inch fab employees to the Company’s other facilities.

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

•

Nimble, Stable and Reliable Manufacturing Services. Fabless semiconductor providers who rely on external manufacturing services often face rapidly changing product cycles. If these fabless companies are unable to meet the demand for their products due to issues with their manufacturing services providers, their profitability and market share can be significantly impacted. As a result, they prefer foundry service providers that can increase production quickly and meet demand consistently through periods of constrained industry capacity. Furthermore, many fabless semiconductor providers serving the consumer electronics and industrial sectors need specialized analog and mixed-signal manufacturing capabilities to address their product performance and cost requirements.

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

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for electronics devices is challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology and Intellectual Property Platform. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of approximately 432 engineers. Our platform allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial AMOLED display driver for mobile phones.

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

•

Highly Efficient Manufacturing Capabilities. Our manufacturing strategy is focused on optimizing our asset utilization across our display driver and power management products as well as our foundry services, which enables us to maintain the price competitiveness of our products and services through our low-cost operating structure and improve our operational efficiency. We believe the location of our primary manufacturing and research and development facilities in Asia and the relatively low need for ongoing capital expenditures provide us with a number of cost advantages. We offer specialty analog process technologies that do not require substantial investment in leading edge, smaller geometry process equipment. We are able to utilize our manufacturing base over an extended period of time and thereby minimize our capital expenditure requirements.

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

•

Optimize Asset Utilization, Return on Capital Investments and Cash Flow Generation. We intend to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require substantial investment in frequent upgrades to the latest manufacturing equipment. By utilizing our manufacturing facilities for both our Display Solutions and Power Solutions products and our Foundry Services Group customers, we seek to maximize return on our capital investments and our cash flow generation.

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

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have approximately 488 process flows we can utilize for our products and offer to our Foundry Services Group customers. Our process technologies include standard CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS, low noise CMOS with embedded BCD and BCDMOS and radio frequency silicon on insulator (RFSOI). Our manufacturing processes incorporate embedded memory solutions, such as static random access memory (SRAM), one-time programmable (OTP) memory, multiple-time programmable (MTP) memory, electrical fuse, EEPROM and single-transistor random access memory (1TRAM). More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost-effective solutions to our customers.

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

Foundry Services

We provide foundry services to analog and mixed-signal semiconductor companies. We have approximately 488 process flows we offer to our Foundry Services Group customers. We also partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

Our Foundry Services Group targets customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, embedded memory and power. We refer to our approach of delivering specialized services to our customers as our application-specific technology strategy. We differentiate ourselves through the depth of our intellectual property portfolio, ability to customize process technology to meet the customers’ requirements effectively, long history in this business and reputation for excellence.

Our Foundry Services Group customers vary from small fabless companies to large IDMs who serve consumer, computing, communication, industrial, automotive and IoT applications.

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

The table below sets forth the key process technologies in Foundry Services Group that we currently offer to customers:

Process	Technology	Device	Application
Mixed-Signal	• 0.13-0.8µm • Low noise • Ultra low power • Triple gate • RF SOI	• Analog to digital converter • Digital to analog converter • Audio codec • Chipset • RF switch • Digital tunable capacitor • Fingerprint sensor	• Smartphones • Tablet PCs • Notebooks • PC peripherals • DVD players

Power	• 0.18-0.5µm • BCD 30V-100V • Deep trench isolation • MOSFET • Schottky diode • Zener diode • Ultra high voltage 700V • Thick metal	• Power management • LED driver • High power audio amp • Power Over Ethernet • DC/DC converter	• Smartphones • Tablet PCs • Notebooks • LCD TVs • LED lighting • LCD monitors • Automotive

High-Voltage CMOS	• 0.11-2.0µm • 5V-200V • Bipolar	• Display driver • CSTN driver	• Smartphones • Tablet PCs • LCD TVs • Desktop PCs • LCD monitors

NVM	• 0.13-0.5µm • EEPROM • eFlash • OTP • MTP	• Microcontroller • Touch screen controller • Electronic tag memory • Hearing aid controller • Fingerprint sensor	• Smartphones • Tablet PCs • Industrial applications • Medical equipment • Automotive

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

•

Driver Interface. Driver interface refers to the connection between the timing controller and the display drivers. Display drivers increasingly require higher bandwidth interface technology to address the larger data transfer rate necessary for higher definition images. The principal types of interface technologies are embedded clock point to point interface (EPI), advanced intra panel interface (AIPI), mini-low voltage differential signaling (m-LVDS), unified standard interface for notebook and monitor (USI-GF), unified standard interface (USI), unified standard interface for TV (USI-T) and mobile industry processor interface (MIPI).

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

•  480 to 1,542 output channels

•  6-bit (262 thousand colors), 8-bit (16 million colors), 10-bit (1 billion colors)

•  Output voltage ranging from 9V to 18V

•  Low power consumption and low EMI

•  COF package types

•  EPI, m-LVDS, AIPI, USI interface technologies

• UHD/HD/LED/3D TVs • Notebooks • LCD/LED monitors

TFT-LCD Gate Drivers	• 272 to 960* output channels • Output voltage ranging from 30V to 45V • COF and COG package types	• Tablet PCs • HD/LED/3D TVs • Notebooks • Automotive

Timing Controllers	• Wide range of resolutions • EPI, m-LVDS, AIPI, MIPI, USI-T* interface technologies • Input voltage ranging from 1.6V to 3.6V	• Tablet PCs • LCD/3D monitors • Public information display*

AMOLED Source Drivers	• 960* output channels • 10 bit (1 billion colors) • Output voltage: 18V • COF package type • EPI interface technology	• OLED TVs

*	In customer qualification stage

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
AMOLED	• Resolutions of WVGA, QHD, HD720, WXGA and FHD • Color depth of 16 million • MIPI, eRVDS interface • Logic-based OTP • ABC, ACL	• Smartphones • Game consoles • Digital still cameras • Tablet PCs • Virtual reality headsets

LTPS	• Resolutions of VGA, WSVGA, WVGA and DVGA • Color depth of 16 million • MDDI, MIPI interface • Logic-based OTP • Separated gamma control	• Smartphones • Digital still cameras

a-Si TFT	• Resolutions of WQVGA, HVGA and WVGA • Color depth of 16 million • RSDS, MDDI, MIPI interface • CABC • Separated gamma control	• Smartphones • Mobile phones • Digital still cameras • Automotive

Sensor IC Solutions. We provide a range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. The MagnaChip sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to appliances and industrial devices. The MagnaChip sensor families include e-Compass sensors, digital Hall sensors and temperature and humidity sensors. MagnaChip’s intelligent sensors provide cost-effective features such as small form-factor and multi-function integration as a result of its use of 0.18 micron analog and mixed-signal technology and advanced design capabilities, as compared to currently available products.

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for sensor IC:

Product	Key Features	Applications
Electronic Compass IC	• 0.18 micron low-noise technology • Compass algorithm and magnetic field scanning • 14-bit output for each 3 axis magnetic components • I2C bus interface	• Smartphones

Product	Key Features	Applications
Digital Hall Sensor IC	• 0.18 micron low-noise mixed-signal technology • Proprietary Hall technology • 10-bit analog-digital converter and embedded logic controller • I2C digital interface	• Smartphones • Tablet PCs • Industrial applications

Temperature & Humidity Sensor IC

•  0.18 micron low-noise mixed-signal technology

•  12C digital interface & selectable mixed signal output

•  12-bit analog-digital resolution for humidity and 14-bit analog-digital resolution for temperature

•  One chip integration of external components like Low Drop Out (LDO) and Digital to Analog convertor

• Appliances

Power Solutions

We develop, manufacture and market power management solutions for a wide range of end-market customers. The products include MOSFETs, IGBTs, power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators, for a range of devices, including LCD, LED, 3D and UHD televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliances and industrial applications such as power suppliers, LED lighting and motor control.

•

MOSFETs. Our MOSFETs include low-voltage Trench MOSFETs, 20V to 150V, high-voltage Planar MOSFETs, 200V through 700V, and super junction MOSFETs, 500V through 800V. MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. The key application segments are smartphones, mobile phones, LCD, LED, 3D and UHD televisions, desktop PCs, notebooks, tablet PCs, servers, lighting and power supplies for consumer electronics and industrial equipment. MOSFETs allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. For example, computing solutions focus on delivering efficient controllers and MOSFETs for power management in VCORE, DDR and chipsets for audio, video and graphics processing systems.

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

•

AC-DC Converters and DC-DC Converters. We offer AC-DC and DC-DC converters targeting mobile applications and high power applications like LCD, LED, 3D and UHD televisions, notebooks, smartphones, mobile phones set-top boxes and display modules. We expect our AC-DC and DC-DC converters will meet customer green power requirements by featuring wide input voltage ranges, high efficiency and small size.

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

•

Switching Regulators and Linear Regulators. We also provide analog switching and linear regulators for mobile and consumer applications. Our products are designed for high efficiency and low power consumption in mobile applications.

•

SSD PMIC. We also provide SSD PMIC for notebooks. Our product is designed for high frequency switching, high efficiency and pulse frequency modulation (PFM) function to reduce consumption power in low load of converters.

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features	Applications
Low Voltage MOSFET	• Voltage options of 20V-150V • Advanced Trench MOSFET Process • High cell density • Advanced packages to enable reduction of PCB mounting area	• Smartphones and mobile phones • Tablet PCs • Notebooks • LCD/LED/3D/UHD TVs • Desktop PCs • Servers

High Voltage MOSFET

•  Voltage options of 200V-700V

•  R2FET (rapid recovery) option to shorten reverse diode recovery time

•  Zenor FET option for MOSFET protection for abnormal input

•  Advanced Planar MOSFET Process

•  Advanced packages to enable reduction of PCB mounting area

• Adaptors for tablet PC/mobile phone/smartphone • Power supplies • Lighting (ballast, HID, LED) • Industrial applications • LCD/LED/3D/UHD TVs

Super Junction MOSFET	• Voltage options of 500V-800V • Low RDS(ON) • Epi stack process	• LCD/LED/3D/UHD TVs • Lightings applications (ballast, HID, LED) • Smartphones • Power supplies • Servers • Industrial applications

IGBTs	• Voltage options of 650V/1200V • Field Stop Trench IGBT • Current options from 25A to 60A*	• Industrial applications • Consumer appliances

Power Modules	• Voltage options of 400V/600V/ 1200V • IGBT modules/FRD modules • Current options from 50A to 300A	• Industrial applications • Consumer appliances

Product	Key Features	Applications
LED Backlighting Drivers

•  High efficiency, wide input voltage range

•  Advanced BCDMOS process

•  OCP, SCP, OVP and UVLO protections

•  Accurate LED current control and multi-channel matching

•  Programmable current limit, boost up frequency

• Tablet PCs • Notebooks • Smartphones • LED/3D/UHD TVs • LED monitors

LED Lighting Drivers

•  High efficiency, wide input voltage range

•  Simple solutions with external components fully integrated

•  Advanced high voltage BCDMOS process

•  Accurate LED current control and high power factor and low THB

• AC and DC LED lighting

AC-DC Converter	• Wide control range for high power application (>150W) • Advanced BCDMOS process • High Precision Voltage Reference • Very low startup current consumption	• LCD/LED/3D/UHD TVs • Power supplies

DC-DC Converters	• High efficiency, wide input voltage range • Advanced BCDMOS process • Fast load and line regulation • Accurate output voltage • OCP, SCP and thermal protections	• LCD/LED/3D/UHD TVs • Smartphones • Mobile phones • Notebooks • Set-top boxes

Switching Regulators and Linear Regulators	• Single and multi-regulators • Low Noise Output regulators • Wide range of input voltage and various output current • CMOS and BCDMOS processes	• Mobile phones

SSD PMIC	• High current buck • PFM function • High frequency switching • High efficiency • High integration technology • Small QFN package	• Notebooks

*	In customer qualification stage

Sales and Marketing

We focus our sales and marketing strategy on continuing to grow and leverage our existing relationships with leading consumer electronics OEMs, while expanding into industrial and automotive end markets. For Foundry Services Group foundry, we focus on analog and mixed-signal semiconductor companies who see the benefit of our innovative technology and cost structure. We believe our close collaboration with customers allows us to align our product and process technology development with our customers’ existing and future needs. Because our customers often service multiple end markets, our product sales teams are organized by customers within the major geographies. We believe this facilitates the sale of products that address multiple end-market applications to each of our customers. Our Foundry Services Group sales teams focus on marketing our services to analog and mixed-signal semiconductor companies that require specialty manufacturing processes.

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices in the United States, Japan, Greater China and Europe. We have a network of agents and distributors in Korea, the United States, Japan, Greater China and Europe. For the years ended December 31, 2015 and 2014, we derived 69% and 76% of net sales through our direct sales force, respectively, and 31% and 24% of net sales through our network of authorized agents and distributors, respectively.

Research and Development

Our research and development efforts focus on intellectual property, design methodology and process technology for our complex analog and mixed-signal semiconductor products and services. Research and development expenses for the years ended December 31, 2015, 2014 and 2013, were $83.4 million, $92.8 million and $87.9 million, respectively, representing 13.2%, 13.3% and 12.0% of net sales, respectively.

Customers

We sell our Display Solutions and Power Solutions products and Sensor solutions to consumer, computing and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. We sell our foundry services to analog and mixed-signal semiconductor companies. For the years ended December 31, 2015, 2014 and 2013, our ten largest customers accounted for 64%, 61% and 59% of our net sales, respectively. For the year ended December 31, 2015, sales to LG Display represented 15.2% of the Company’s net sales and 46.4% of our Display Solutions division’s net sales, and sales to Samsung Display Corporation represented 11.0% of the Company’s net sales and 33.6% of our Display Solutions division’s net sales. For the year ended December 31, 2014, sales to Samsung Display Corporation represented 11.4% of the Company’s net sales and 39.9% of our Display Solutions division’s net sales, and sales to LG Display represented 10.7% of the Company’s net sales and 37.5% of our Display Solutions division’s net sales. For the year ended December 31, 2013, sales to Samsung Display Corporation represented 11.3% of the Company’s net sales and 40.9% of our Display Solutions division’s net sales. For the year ended December 31, 2015, we recorded revenues of $51.2 million from customers in the United States and $582.5 million from all foreign countries, of which 41.5% was from Korea, 18.5% from Taiwan, 6.4% from Japan and 28.0% from Greater China. For the year ended December 31, 2014, we recorded revenues of $91.3 million from customers in the United States and $606.9 million from all foreign countries, of which 43.9% was from Korea, 19.2% from Taiwan, 4.3% from Japan and 22.7% from Greater China. For the year ended December 31, 2013, we recorded revenues of $100.8 million from customers in the United States and $633.4 million from all foreign countries, of which 49.5% was from Korea, 23.4% from Taiwan, 3.4% from Japan and 15.2% from Greater China.

Intellectual Property

As of December 31, 2015, our portfolio of intellectual property assets included approximately 3,274 registered patents and 454 pending patent applications. Approximately 2,426 and 160 of our patents and pending patents are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 1,142 registered and pending patents that relate to identical technical claims in our base patent portfolio. Our patents expire at various times approximately over the next 18 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

We have entered into exclusive and non-exclusive licenses and development agreements with third parties relating to the use of intellectual property of the third parties in our products and design processes, including licenses related to embedded memory technology, design tools, process simulation tools, circuit designs and processor cores. Some of these licenses, including our agreements with Silicon Works Co., Ltd. and ARM Limited, are material to our business and may be terminated by the licensors prior to the expiration of these licenses should we fail to cure any breach under such licenses. Our license with Silicon Works Co., Ltd. relates to our large display drivers, and our license from ARM Limited primarily relates to product lines in our Foundry Services Group business. The loss of either license could have a material adverse impact on our results of operations. Additionally, in connection with the Original Acquisition, SK Hynix retained a perpetual license to use the intellectual property that we acquired from SK Hynix in the Original Acquisition. Under this license, SK Hynix and its subsidiaries are free to develop products that may incorporate or embody intellectual property developed by us prior to October 2004.

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

Employees

Our worldwide workforce consisted of 3,220 employees (full- and part-time) as of December 31, 2015, of which 441 were involved in sales, marketing, general and administrative, 432 in research and development (including 237 with advanced degrees), 119 in quality, reliability and assurance and 2,228 in manufacturing (comprised of 338 in engineering and 1,890 in operations). As of December 31, 2015, our workforce consisted of 3,220 employees, of which 2,019 employees, or approximately 63% of our workforce, were represented by the MagnaChip Semiconductor Labor Union.

Environmental

We are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos)

and waste, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Since 2015, our Korean subsidiary has been subject to a new set of greenhouse gas emissions regulation, the Korean Emissions Trading Scheme, or K-ETS, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government and is required to meet its allocated target by either reducing the emission or purchasing the allowances from other participants in the emission trading market. Another example is the newly reinforced regulations on chemicals under Chemicals Control Act and K-REACH, which came into effect on January 1, 2015. Under these laws, our Korean subsidiary is required to comply with various requirements to report, evaluate, manage and ensure the safe usage of the chemicals used in its facilities. There can be no assurance that we have been or will be in compliance with all of these laws and regulations, or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws and the failure to comply with new or existing laws or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

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

Geographic Financial Information

For a description of the distribution of our net sales by geographic region, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2015 and 2014—Net Sales by Geographic Region,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2014 and December 31, 2013—Net Sales by Geographic Region” and “Note 17. Geographic and Segment Information” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Report.

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

Executive Officers of the Company

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Young-Joon (YJ) Kim	51	Chief Executive Officer and Director
Jonathan Kim	41	Chief Financial Officer, Executive Vice President and Chief Accounting Officer
Theodore Kim	46	Chief Compliance Officer, Executive Vice President, General Counsel and Secretary
Tae Jong Lee	53	Executive Vice President and General Manager, Foundry Services Group
Woung Moo Lee	53	Executive Vice President and General Manager, Standard Products Group

Young-Joon (YJ) Kim, Chief Executive Officer and Director. Mr. YJ Kim became our director and Chief Executive Officer in May 2015, after serving as Interim Chief Executive Officer since May 2014. Mr. YJ Kim served as our General Manager, Semiconductor Manufacturing Services, from May 2015 to November 2015 and previously served as our General Manager, Display Solutions Division and Executive Vice President from May 2013 to May 2015. Prior to joining our Company, Mr. YJ Kim served at Cavium, Inc., a leading provider of semiconductor products that enable secure and intelligent processing for enterprise, datacenter, cloud, wired and wireless networking, from June 2006 to April 2013, most recently as Vice President, Infrastructure Processor Division, and General Manager at the Multi-Core Processor Group. Prior to Cavium, Mr. YJ Kim served as Core Team Lead and General Manager of Tolapai Program at Intel Corporation from August 2004 to June 2006. YJ Kim also served as Director of Marketing at Samsung Semiconductor, Inc. from June 1996 to May 1998. In 1988, Mr. YJ Kim began his career as a product engineer at Intel Corporation. In 1998, Mr. Kim cofounded API Networks, a joint venture between Samsung and Compaq specializing in alpha processors, where he served as the head of product management, worldwide sales and business development. Mr. YJ Kim has over 27 years of experience in the semiconductor industry, covering engineering, marketing, product development, strategic planning and general management for microprocessors, network processors, FLASH, EPROM, analog, mixed-signal, sensors, workstations and servers. Mr. YJ Kim holds B.S. and M.Eng degrees in Electrical Engineering from Cornell University.

Jonathan Kim, Chief Financial Officer, Executive Vice President and Chief Accounting Officer. Mr. J. Kim was appointed our Chief Financial Officer and Executive Vice President in May 2015, after serving as our Interim Chief Financial Officer, Chief Accounting Officer and Senior Vice President since March 2014. Prior to joining our company, Mr. J. Kim served since July 2010 as the Chief Financial Officer of StartForce, Inc., a VC backed desktop virtualization company, which was acquired in February 2011 by ZeroDesktop, Inc., a leading developer of next-generation desktop virtualization and cloud computing solutions. Mr. J. Kim continued to serve as the Chief Financial Officer at ZeroDesktop through March 2014. Mr. J. Kim also served as a principal at a Silicon Valley based investment and advisory firm where he led investments in startup companies in the U.S. and Korea. Mr. J. Kim began his career in public accounting and held various positions with Deloitte for nearly 10 years, serving Global Fortune 500 and U.S. multinational publicly traded clients in the Technology, Media & Telecommunication sectors. Mr. J. Kim holds a B.A. degree in Business Administration from the Foster School of Business at the University of Washington and is a Certified Public Accountant.

Theodore Kim, Chief Compliance Officer, Executive Vice President, General Counsel and Secretary. Mr. T. Kim became our Chief Compliance Officer and Executive Vice President in May 2015, and became our General Counsel and Secretary in November 2013. Mr. T. Kim previously served as our Senior Vice President from November 2013 to May 2015. Prior to joining our Company, Mr. T. Kim served as Head Lawyer, Global Business Development at Samsung Fire & Marine Insurance from October 2012 to October 2013. Mr. T. Kim was employed by Gibson, Dunn & Crutcher LLP, a law firm, from October 2005 to July 2012, serving most recently as Of Counsel. Prior to that, he served as Foreign Legal Consultant at Kim & Chang, a law firm in Korea, from 2001 to 2005. Mr. Kim holds a B.A. degree in Economics and a B.S. degree in Mechanical Engineering from the University of California, Irvine, and a J.D. degree from the University of California, Los Angeles, School of Law.

Tae Jong Lee, Executive Vice President and General Manager, Foundry Services Group. Mr. Lee became our General Manager, Foundry Services Group, in November 2015 and became our Executive Vice President in December 2011, after serving successively as Senior Vice President and Vice President and General Manager, Corporate Engineering, since September 2007. Prior to joining our Company, Mr. Lee served as Director of the Technology Development Division, Chartered Semiconductor Manufacturing, in Singapore from 1999 to August 2007. Mr. Lee holds B.S. and M.S. degrees from Seoul National University, and a Ph.D in Physics from the University of Texas at Dallas.

Woung Moo Lee, Executive Vice President and General Manager, Standard Products Group. Mr. Woung Moo Lee became our Executive Vice President and General Manager, Standard Products Group in November 2015. He previously served as our Senior Vice President, Korea Sales from 2013. Prior to joining our Company, he was one of the founding executives and served as Vice President, Global Strategy and Marketing, Samsung LED Co., Ltd. from 2009 to 2011. In 1984, Mr. Lee began his career as a memory semiconductor design engineer and served as Vice President of Memory Strategy & Marketing Team at Samsung Electronics Co., Ltd. until 2009. Mr. Lee received the “Proud Samsung Employee Award” in 2005 and holds a B.S. degree in Electronic Engineering from Inha University.

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

Risks Related to Our Restatement of Prior Period Financial Data and Our Internal Control Over Financial Reporting

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

As reported in “Item 9A. Controls and Procedures” of this Report, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were ineffective as of December 31, 2015. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and report information on a timely basis. This could cause investors to lose confidence in our reported financial and other information, cause our securities to trade at a decreased price and cause an adverse effect on our business and results of operations. A failure to remediate material weaknesses in our internal control over financial reporting could result in further restatements of financial statements and correction of other information filed with the SEC or otherwise made publicly available.

The processes undertaken to effect our restatement of prior period financial data may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

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

The outcome of litigation and other claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement are unpredictable, and any orders, actions or rulings not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

The circumstances which gave rise to the Restatement continue to create the risk of litigation and claims by investors and examinations, investigations, proceedings and orders by regulatory authorities, the final outcome of which remains uncertain and which could be expensive and damaging to our business and financial condition. See “Item 3, Legal Proceeding”.

The Restatement could adversely impact our ability to access the capital markets and other financing arrangements.

Our ability to obtain financing, if needed, depends upon many factors, including our business prospects and creditworthiness as well as external economic conditions and general liquidity in the credit and capital markets. In light of the Restatement, we may be unable, if needed, to secure outside financing to fund ongoing operations and for other capital needs, including the refinancing of our 2021 Notes if necessary. Any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot assure that additional financing would be available to us, or be sufficient or available on satisfactory terms.

We have incurred and expect to continue to incur significant expenses and human resources related to the Restatement, the remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and related investigation and legal defense costs.

We have devoted and expect to continue to devote substantial internal and external resources to remediation efforts relating to the Restatement and related investigation and legal defense costs. These expenses, as well as the substantial time devoted by our management towards identifying and addressing any internal weaknesses and attending to the litigation, claims and other actions related to the Restatement, could have a material adverse effect on our business, results of operations and financial condition.

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

For example, in December 2014, we announced that our Board of Directors had adopted a plan to close our 6-inch fab. While the 6-inch fab closure was initially expected to be substantially completed by the end of 2015, we now expect that the closure will be substantially completed in the first quarter of 2016, and that the aggregate costs associated with customer transition, equipment transfer, clean-up and other costs are expected to be approximately $2.0 million. While we currently anticipate transitioning affected employees and certain customers to other production facilities, such activities may result in significant disruption on our business and the loss of customers and revenue during such transition, which could result in lost revenue and have a material adverse effect on our results of operations, both during such transition and after the 6-inch fab closure is completed. In addition, the closure of the 6-inch fab could create management distractions and business disruptions affecting our other manufacturing facilities in connection with the transition, including, among other things, reduced employee morale, increased employee training cost and reduced productivity.

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

In the past several quarters, we have experienced net losses from operations as we have begun to shift our business and operations to respond to changes in consumer and customer demands. As a result of these trends, as well as the extraordinary costs we have incurred and will continue to incur associated with our restatement of prior period financial data and related legal proceedings, we have experienced a deterioration of our cash reserves over the same period. If we continue to experience negative cash flows from operating activities, we will need to rely further on our cash reserves to fund our operations or seek additional capital. There can be no assurance that any additional equity or debt financing would be available to us, or if available, that such financing would be on favorable terms to us. Accordingly, if we are unable to obtain additional capital or our business does not generate sufficient cash flows from operating activities to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include additional exit costs, reducing or delaying capital expenditures, selling assets, or other restructuring actions. There can be no assurance that we would be successful in taking such actions and, in any event, such actions may result in a material adverse effect on our business and results of operations.

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

We must develop new products and services and enhance our existing products and services to meet rapidly evolving customer requirements. We design products for customers who continually require higher performance and functionality at lower costs. We must, therefore, continue to enhance the performance and functionality of our products. The development process for these advancements is lengthy and requires us to accurately anticipate technological changes and market trends. Developing and enhancing these products is uncertain and can be time-consuming, costly and complex. If we do not continue to develop and maintain process technologies that are in demand by our Foundry Services Group customers, we may be unable to maintain existing customers or attract new customers.

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

Poor global economic conditions may negatively affect our future business, results of operations and financial condition.

Recent macroeconomic news and global financial markets instability related to concerns over economic slowdown in China and other regions, as well as the global effects of falling crude oil prices, have created uncertainty which may negatively affect the demand for our products and services. Further deterioration in economic conditions in the markets in which we or our customers operate could lead to reduced consumer spending in the semiconductor market generally and our target markets specifically, which could cause U.S. and foreign businesses to slow spending on our products, lead to the distress or insolvency of key suppliers or customers, or impact the ability of our customers to obtain credit for purposes of purchasing our products. Any such sustained or worsening global economic conditions could materially and adversely affect our future business, results of operations and financial conditions.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the years ended December 31, 2015, 2014 and 2013, our ten largest customers accounted for 64%, 61% and 59% of our net sales, respectively. For the year ended December 31, 2015, sales to LG Display represented 15.2% of the Company’s net sales and 46.4% of our Display Solutions division’s net sales, and sales to Samsung Display Corporation represented 11.0% of the Company’s net sales and 33.6% of our Display Solutions division’s net sales. For the year ended December 31, 2014, sales to Samsung Display Corporation represented 11.4% of the Company’s net sales and 39.9% of our Display Solutions division’s net sales, and sales to LG Display represented 10.7% of the Company’s net sales and 37.5% of our Display Solutions division’s net sales. For the year ended December 31, 2013, sales to Samsung Display Corporation represented 11.3% of the Company’s net sales and 40.9% of our Display Solutions division’s net sales. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Any consolidation among our competitors could enhance their product offerings and financial resources, further enhancing their competitive position. Our ability to compete will depend on a number of factors, including the following:

•	our ability to offer cost-effective and high quality products and services on a timely basis using our technologies;

•	our ability to accurately identify and respond to emerging technological trends and demand for product features and performance characteristics;

•	our ability to continue to rapidly introduce new products that are accepted by the market;

•	our ability to adopt or adapt to emerging industry standards;

•	the number and nature of our competitors and competitiveness of their products and services in a given market;

•	entrance of new competitors into our markets;

•	our ability to enter the highly competitive power management market; and

•	our ability to continue to offer in demand foundry services at competitive prices.

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

In addition, we collaborate and jointly develop certain process technologies and manufacturing process flows customized for certain of our Foundry Services Groups customers. To the extent that our Foundry Services Group customers fail to achieve market acceptance for their products, we may be unable to recoup our engineering resources commitment and our investment in process technology development, which would harm our business.

Research and development investments may not yield profitable and commercially viable product and service offerings and thus will not necessarily result in increases in revenues for us.

We invest significant resources in our research and development. Our research and development efforts, however, may not yield commercially viable products or enhance our foundry services offerings. During each stage of research and development, there is a substantial risk that we will have to abandon a potential product or service offering that is no longer marketable and in which we have invested significant resources. In the event we are able to develop viable new products or service offerings, a significant amount of time will have elapsed between our investment in the necessary research and development effort and the receipt of any related revenues.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had a favorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2015 compared to the fiscal year ended December 31, 2014, whereas foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income from operations for the fiscal years ended December 31, 2014 compared to the fiscal year ended December 31, 2013 Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2015, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $591 million. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of the 2021 Notes could be adversely affected.

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

As of December 31, 2015, 2,019 employees, or approximately 63% of our employees, were represented by the MagnaChip Semiconductor Labor Union. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

The manufacture of semiconductors involves highly complex processes that require precision, a highly regulated and sterile environment and specialized equipment. Defects or other difficulties in the manufacturing process can prevent us from achieving acceptable yields in the manufacture of our products or those of our Foundry Services Group customers, which could lead to higher costs, a loss of customers or delay in market acceptance of our products. Slight impurities or defects in the photomasks used to print circuits on a wafer or other factors can cause significant difficulties, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. We may also experience manufacturing problems in achieving acceptable yields as a result of, among other things, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies. Yields below our target levels can negatively impact our gross profit and may cause us to eliminate underperforming products.

We rely on a number of independent subcontractors and the failure of any of these independent subcontractors to perform as required could adversely affect our operating results.

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skill and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, Philippines, Malaysia, Thailand and Austria. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. We could be adversely affected by political disorders, labor disruptions and natural disasters where our subcontractors are located. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems or decrease the capacity available to us, our operating results could be adversely affected.

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

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain raw materials used in manufacturing our products.

The SEC, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, adopted disclosure regulations for public companies that manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The implementation of these requirements could adversely affect the sourcing, availability and pricing of metals used in the manufacture of our products. We may also incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. We may also face difficulties in satisfying customers who may require that our products be certified as free of “conflict materials,” which could harm our relationships with these customers and lead to a loss of revenue.

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

Our company’s organizational structure was created in part based on certain interpretations and conclusions regarding various tax laws, including withholding tax and other tax laws of applicable jurisdictions. Our interpretations and conclusions regarding tax laws, however, are not binding on any taxing authority and, if these interpretations and conclusions are incorrect, if our business were to be operated in a way that rendered us ineligible for tax exemptions or caused us to become subject to incremental tax, or if the authorities were to change, modify or have a different interpretation of the relevant tax laws, we could suffer adverse tax and other financial consequences, and the anticipated benefits of our organizational structure could be materially impaired. The company’s organizational structure and other tax positions are subject to review by tax authorities in the local and other jurisdictions where we operate our business.

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

We are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and wastes, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Among them is the Act on Remediation and Compensation for Damages arising from Environmental Contamination which came into effect on January 1, 2016 and provides for strict liability of business entities in violation of the act and alleviates the burden of proof for the damaged party. As a result, we have increased potential exposure to liability for environmental contaminations that might have existed in the past or would arise in the future. There can be no assurance that we have been, or will be, in compliance with all such laws and regulations or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, the failure to comply with new or existing laws, or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

Our Korean subsidiary has been designated as a regulated business under Korean environmental law, and such designation could have an adverse effect on our financial position and results of operations.

Since 2015, our Korean subsidiary has been subject to K-ETS, a new set of greenhouse gas emissions regulation, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government, and is required to meet its allocated target by either reducing the emission or purchasing the allowances from other participants in the emission trading market. Reduction of our emissions or energy consumption may result in additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, as well as cost of procuring emission allowances to cover the excess emissions, which could adversely affect our financial position and results of operations.

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

Relations between South Korea and North Korea have been tense throughout Korea’s modern history. The level of tension between the two Koreas has fluctuated and may increase abruptly as a result of current and future events. In particular, since the death of Kim Jong-il, the former North Korean ruler, in mid-December 2011, there has been increased uncertainty with respect to the future of North Korea’s political leadership and concern regarding its implications for political and economic stability in the region. Although Kim Jong-il’s third son, Kim Jong-eun, has assumed power as his father’s designated successor, the long-term outcome of such leadership transition remains uncertain. In addition, in recent years, there have been heightened security concerns stemming from North Korea’s nuclear weapon and long-range missile programs and increased uncertainty regarding North Korea’s actions and possible responses from the international community. Some of the significant incidents in recent years include the following:

-	In August 2015, two Korean soldiers were injured in a landmine explosion near the Korean demilitarized zone. Claiming the landmines were set by North Koreans, the Korean army re-initiated its propaganda program toward North Korea utilizing loudspeakers near the demilitarized zone.

-	In January 2016, North Korea claimed that it had successfully conducted a nuclear bomb test. In February 2016, North Korea launched what it claimed was a satellite rocket, but what is viewed by others as a front for a ballistic missile test that could ultimately be used to carry nuclear bomb. In response to the launch, it has been reported that Korea and the United States are discussing the deployment of the Terminal High Altitude Area Defense (THAAD) missile defense system to United States forces stationed in Korea. It has been reported that the United Nations Security Council adopted a unanimous resolution condemning the missile launch.

-	Following North Korea’s nuclear bomb test and rocket launch, in February 2016, the Korean government announced that it will shut down Kaesong Industrial Complex, a joint venture area with North Korea where over 100 South Korean companies run manufacturing facilities. North Korea responded by declaring Kaesong Industrial Complex a military control zone, ordering South Koreans to leave the complex, and forbidding them to take assets other than personal belongings. The shutdown is the second one since operations commenced at Kaesong Industrial Complex in 2005; the complex had been shut down once before, for five months in 2013. In addition, North Korea cut off all 48 telephone lines between North Korean and South Korean agencies.

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

As of December 31, 2015, our total indebtedness was $224.0 million, net of unamortized discount of $0.8 million. We are permitted under the indenture governing our outstanding 2021 Notes to incur additional debt under certain conditions, including additional secured debt. If new debt were to be incurred in the future, the related risks that we now face could intensify. Our substantial debt could have important consequences, including:

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

The credit ratings assigned to our debt reflect each rating agency’s opinion of our ability to make payments on the debt obligations when such payments are due. The rating of our outstanding 2021 Notes as of February 2016 is Caa2 by Moody’s and CCC+ by Standard and Poor’s, both of which are below investment grade. A rating may be subject to revision or withdrawal at any time by the assigning rating agency. We may experience downgrades in our debt ratings in the future. Any lowering of our debt ratings would adversely impact our ability to raise additional debt financing and increase the cost of any such financing that is obtained. In the event any ratings downgrades are significant, we may choose not to incur new debt or refinance existing debt if we are unable to incur or refinance such debt at favorable interest rates or on favorable terms.

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

From the time we began operations as a separate entity in 2004 until we emerged from reorganization proceedings in 2009, we generated significant net losses and did not generate a profit for a full fiscal year. In addition, since 2013, we have again had substantial net losses for the past three fiscal years. We may increase spending to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we cannot maintain profitability, the value of the enterprise may decline.

Investor confidence may be adversely impacted if we fail to remediate identified material weaknesses and maintain effective internal control over financial reporting and disclosure controls and procedures or are unable to comply with Section 404 of the Sarbanes-Oxley Act, and as a result, the value of our securities could decline.

We are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act, which requires us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting. We are also required to periodically assess and report on the adequacy of our disclosure controls and procedures. As reported in “Item 9A. Controls and Procedures” of this Report, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were ineffective as of December 31, 2015.

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

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through December 31, 2015, we recognized aggregate restructuring and impairment charges of $24.6 million, which consisted of $21.2 million of impairment charges and $3.4 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

The concentration of ownership of our common stock by certain stockholders may limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our public stockholders do not view as beneficial. For example, our concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

As of January 31, 2016, Avenue beneficially owned 4,088,978 shares, or approximately 11.8%, of our outstanding common stock. All of our currently outstanding shares that were issued pursuant to Section 1145 of the United States Bankruptcy Code, including Avenue’s shares, are eligible for sale from time to time under Rule 144 or Section 4(a)(1) of the Securities Act subject only to the limitations on affiliate sales. Additionally, all remaining shares beneficially owned by Avenue may be registered for resale under a shelf registration statement and therefore be eligible for sale at any time or from time to time by Avenue. If any of our current stockholders, including Avenue, sells or is perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could drop significantly, even if our business is doing well.

Our Rights Plan and provisions in our charter documents and Delaware Law may make it difficult for a third party to acquire us and could depress the price of our common stock.

On March 5, 2015, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one preferred stock purchase right on each share of the Company’s common stock outstanding at the close of business on March 16, 2015. Each right will entitle the holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock. Under certain circumstances, if a person or group acquires 10% (or 20% in the case of a passive institutional investor) or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase for each share of common stock owned, $24 worth of shares of the Company’s common stock having a market value of twice such price. The rights expire in March 2016 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to acquire us without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our manufacturing operations consist of three fabrication facilities located in Korea at two sites in Cheongju and one in Gumi. Our facilities have a combined capacity of approximately 129,875 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.11 to 2.0 microns. The Cheongju facilities have three main buildings totaling 164,058 square meters devoted to manufacturing and development. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

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

A substantial majority of our assembly, test and packaging services for our Display Solutions business and all of such services for our Power Solutions business are outsourced with the balance handled in-house. Our independent providers of these services are located in Korea, China, Philippines, Malaysia, Thailand and Austria. The relative cost of outsourced services, as compared to in-house services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.

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

Item 3. Legal Proceedings

Securities Class Action Complaints

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s now-former officers. On April 21, 2015, a related purported class action lawsuit (Okla. Police Pension & Retirement Sys. v. MagnaChip Semiconductor Corp., et al., No. 3:15-cv-01797) was filed against the Company, certain of the Company’s current directors and former and now-former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings. On June 15, 2015, these two class action lawsuits were consolidated. On June 26, 2015, an amended complaint was filed in the consolidated action, against the Company, certain of the Company’s current directors and former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015 and a putative subclass consisting of all purchasers of the Company’s common stock pursuant to or traceable to a shelf registration statement and prospectus issued in connection with the Company’s February 6, 2013 public stock offering. The consolidated amended complaint asserts claims on behalf of the putative class for (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s current directors and former officers, (ii) alleged violations of Section 20(a) of the Exchange Act by certain of the Company’s current directors and former officers, and (iii) alleged violations of Sections 20(a) and 20(A) of the Exchange Act by a shareholder. The consolidated amended complaint also asserts claims on behalf the subclass for (i) alleged violations of Section 11 of the Securities Act by the Company, certain of the

Company’s current directors and former officers, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (ii) alleged violations of Section 12 of the Securities Act by the Company, certain of the Company’s current directors and former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (iii) alleged violations of Section 15 of the Securities Act by the Company, certain of the Company’s former officers, and a shareholder of the Company.

On December 10, 2015, the Company and certain of its current and former officers and directors entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the consolidated securities class action lawsuit, Thomas, et al. v. MagnaChip Semiconductor Corp. et al., Civil Action No. 3:14-CV-01160-JST, pending in the United States District Court for the Northern District of California (the “Class Action Litigation”). On February 5, 2016, the plaintiffs in the consolidated securities class action filed a motion for preliminary approval of the settlement, as well as the stipulation and agreement of settlement and related exhibits. The stipulation and agreement of settlement releases all claims asserted against all defendants in the Class Action Litigation except for Avenue Capital Management II, L.P. and does not release claims asserted in the derivative actions Hemmingson, et al. v. Elkins, et al., No. 1-15-CV-278614 (PHK) (Cal. Super. Ct. Santa Clara Cnty.) and Bushansky v. Norby, et al., No. 1-15-CV-281284 (PHK) (Cal. Super. Ct. Santa Clara Cnty.). The stipulation and agreement of settlement provides for an aggregate settlement payment by the Company of $23.5 million, which includes all attorneys’ fees, costs of administration and plaintiffs’ out-of-pocket expenses, lead plaintiff compensatory awards and disbursements. The Company expects the settlement will be fully funded by insurance proceeds. The settlement includes the dismissal of all claims against the Company and the named individuals in the Class Action Litigation without any liability or wrongdoing attributed to them. The settlement remains subject to stockholder notice, court approval and other customary conditions.

SEC Enforcement Staff Review

In addition, in March 2014, the Company voluntarily reported to the SEC that the Company’s Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced the independent investigation. Over the course of 2014 and in the first quarter of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the independent investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with this investigation. The Company will continue to cooperate with the SEC in this investigation, and has produced documents in response to the subpoena. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above. This is primarily because these matters involve complex legal and factual issues subject to uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

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

On June 1, 2015, a shareholder derivative action was filed in the Superior Court of the State of California, Santa Clara County styled Bushansky v. Norby, et al., No. 1-15-CV-281284 (PHK) (Cal. Super. Ct. Santa Clara Cnty.). The complaint names as defendants certain of the Company’s current directors and former officers, and a shareholder of the Company, with the Company being named as a nominal defendant. The complaint asserts claims for (i) alleged breaches of fiduciary duties by certain of the Company’s current directors and former officers for knowingly failing to maintain adequate internal controls over the Company’s accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements; and (ii) alleged aiding and abetting of such breaches of fiduciary duties by all defendants.

On January 22, 2016, the Company and the plaintiffs in the Hemmingson and Bushansky actions entered into and filed a stipulation of settlement with the Superior Court of the State of California, Santa Clara County. The settlement provides for the resolution of all of the pending claims in both shareholder derivative actions against the Company and the individual defendants, without any liability or wrongdoing attributed to them. The settlement provides for an aggregate payment from the Company defendants’ directors and officers insurance policies of $3 million to be made to an escrow account, which will be remitted to the Company once the settlement becomes final, less (i) any applicable costs of such escrow account, (ii) any amount awarded by the court to the plaintiff’s counsel for attorney’s fees and litigation expenses and (iii) the cost of providing notice of the settlement to the Company’s stockholders. The proposed settlement also requires that the Company implement certain corporate governance measures. The proposed settlement remains subject to stockholder notice, court approval and other customary conditions.

Furthermore, by letter dated May 28, 2015, a purported shareholder demanded to inspect certain of the Company’s books and records, pursuant to Section 220 of the General Corporation Law of the State of Delaware (8 Del. C. § 220). The demand’s stated purpose is to investigate alleged breaches of fiduciary duty by certain of the Company’s current and former directors, officers, and senior management and otherwise evaluate whether to initiate a derivative action on the Company’s behalf. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above. This is primarily because these matters involve complex legal and factual issues subject to uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.” On February 19, 2016, the last reported sales price of our common stock on the NYSE was $4.08 per share. The table below sets forth the reported high and low sales prices for our common stock during the quarterly periods for the two most recent fiscal years described below.

Price Range of Common Stock

	High	Low
Fiscal 2014
First Quarter	$19.49	$12.50
Second Quarter	$14.79	$12.06
Third Quarter	$14.77	$11.38
Fourth Quarter	$14.47	$9.91
Fiscal 2015
First Quarter	$15.72	$4.89
Second Quarter	$8.04	$5.00
Third Quarter	$9.88	$6.40
Fourth Quarter	$7.48	$4.14

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from March 11, 2011 (the first trading date following the MagnaChip IPO) through December 31, 2015. The graph assumes that $100 was invested on March 11, 2011 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since the MagnaChip IPO.

Comparison of Cumulative Total Return*

Among MagnaChip Semiconductor Corporation, the S&P 500 Index and the PHLX

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return to Stockholders (Including Reinvestment of Dividends)

Annual Return Percentage

Company/Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
MagnaChip Semiconductor Corporation	-46.61	112.83	22.49	-33.38	-59.28
S&P 500 Index	-1.86	16.00	32.39	13.69	1.38
Philadelphia Semiconductor Index	-14.83	5.38	39.31	28.38	-1.59

Indexed Returns

Company/Index	Base Period 3/11/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
MagnaChip Semiconductor Corporation	100	53.39	113.63	139.19	92.72	37.76
S&P 500 Index	100	98.14	113.84	150.72	171.35	173.72
Philadelphia Semiconductor Index	100	85.17	89.75	125.03	160.52	157.96

Holders

The approximate number of record holders of our outstanding common stock as of January 31, 2016 was 73. This number does not include beneficial owners for whom shares are held by nominees in street name.

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

We have derived the selected consolidated financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 from the historical audited consolidated financial statements of the Company included in this Report. We have derived the selected consolidated financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 from the audited consolidated financial statements of MagnaChip Semiconductor Corporation not included in this Report. The historical financial data of MagnaChip Semiconductor Corporation for any period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In millions, except per share data)
Statements of Operations Data:
Net sales	$633.7	$698.2	$734.2	$807.3	$743.1
Cost of sales	498.8	545.4	579.1	564.1	543.6

Gross profit	134.9	152.9	155.1	243.2	199.5
Selling, general and administrative expenses	94.4	127.0	85.8	82.7	70.2
Research and development expenses	83.4	92.8	87.9	76.3	76.6
Restructuring and impairment charges	—	10.3	8.2	—	3.6
Special expense for IPO incentive	—	—	—	—	12.1

Operating income (loss) from continuing operations	(42.9)	(77.1)	(26.8)	84.3	37.0
Interest expense	(16.3)	(16.8)	(21.1)	(23.2)	(25.8)
Foreign currency gain (loss), net	(42.5)	(24.7)	16.8	57.3	(11.3)
Loss on early extinguishment of senior notes	—	—	(32.8)	—	(5.5)
Others, net	1.8	2.9	3.6	4.5	2.5

	(57.0)	(38.6)	(33.5)	38.6	(40.2)

Income (loss) from operations before income taxes	(100.0)	(115.7)	(60.2)	122.9	(3.2)
Income tax expenses (benefits)	(15.1)	1.5	4.0	12.8	8.1

Net income (loss)	$(84.9)	$(117.2)	$(64.2)	$110.0	$(11.3)

Net income (loss) attributable to common unit/share	$(84.9)	$(117.2)	$(64.2)	$110.0	$(11.3)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In millions, except per share data)
Per share data:
Earnings (loss) per share—
Basic	$(2.47)	$(3.44)	$(1.82)	$3.01	$(0.29)
Diluted	$(2.47)	$(3.44)	$(1.82)	$2.93	$(0.29)
Weighted average number of shares
Basic	34.381	34.056	35.232	36.568	38.776
Diluted	34.381	34.056	35.232	37.533	38.776
Balance Sheet Data (at period end):
Cash and cash equivalents	$90.9	$102.4	$153.6	$182.2	$162.1
Total assets	477.9	527.7	625.2	680.7	579.3
Total indebtedness(1)	224.2	224.0	223.9	201.7	204.2
Long-term obligations(2)	224.2	224.0	223.9	201.7	201.4
Stockholders’ equity (deficit)	(62.3)	(18.5)	81.5	191.5	134.2
Supplemental Data (unaudited):
Adjusted EBITDA(3)	$0.8	$8.5	$20.0
Adjusted Net Loss(4)	$(26.7)	$(38.1)	$(31.5)

(1)	Total indebtedness is calculated as long and short-term borrowings, including the current portion of capital lease obligation.
(2)	Long-term obligations include long-term borrowings and capital leases.
(3)	We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and impairment charges, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net, (viii) secondary offering and others, (ix) loss on early extinguishment of senior notes and (x) restatement related expenses. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Loss.”
(4)	We define Adjusted Net Loss for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) secondary offering and others, (vii) loss on early extinguishment of senior notes and (viii) restatement related expenses. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Loss.”

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and IoT applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with a 30-year operating history, large portfolio of 2,426 registered novel patents and 160 pending novel patent applications and extensive engineering and manufacturing process expertise.

We had previously reported our results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign our businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. In furtherance of these objectives, we combined our Display Solutions and Power Solutions business lines into a new segment called Standard Products Group. Beginning in the second quarter of 2015, we report our financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

Beginning in the third quarter of 2015, we changed the name of our Semiconductor Manufacturing Services segment to Foundry Services Group. We believe that this new name provides greater clarity on the identity of this segment. There is no change to the composition of this reportable segment from what we previously reported for the Semiconductor Manufacturing Services segment.

Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and IDM semiconductor companies that primarily serve consumer, computing, communication, industrial, automotive and IoT applications. Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel displays and include our sensor products for mobile applications, industrial applications and home appliances. Our Power Solutions products include discrete and integrated circuit solutions for power management in consumer, computing, communication and industrial applications.

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

Our products and services require investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. Additionally, the performance of many of our products is not necessarily dependent on geometry. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. Generally, incremental capacity expansions in our business line of the market result in more moderate industry capacity expansion as compared to leading edge processes. As a result, we are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. We believe this capital investment strategy enables us to optimize our capital investments and facilitates deeper and more diversified product and service offerings.

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

Recent Developments

In December 2014, we announced that our Board of Directors had adopted a plan to close our 6-inch fab. While the 6-inch fab closure was initially expected to be substantially completed by the end of 2015, we now expect that the closure will be substantially completed in the first quarter of 2016, and that the aggregate costs associated with customer transition, equipment transfer (including capitalizable cost), clean-up and other costs are expected to be approximately $2.0 million, which will be recorded as such costs are incurred. We expect the 6-inch fab closure will result in revenue declines beginning in the first quarter of 2016.

Restatement

In January 2014, our Audit Committee commenced an independent investigation that resulted in the restatement of certain financial statements for prior periods. As a result of the Restatement, we have incurred substantial external accounting, legal and other related costs associated with the Restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred Restatement related costs of $12.4 million for the year ended December 31, 2015, compared to $40.9 million for the year ended December 31, 2014. On December 10, 2015, we entered into a Memorandum of Understanding with the plaintiffs’ representatives to settle the Class Action Litigation, as defined and detailed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18. Commitments and Contingencies” in this Report, for an aggregate settlement payment of $23.5 million. This settlement payment is expected to be fully funded by insurance proceeds.

Segments

We had previously reported our results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign our businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. Accordingly, we combined our Display Solutions and Power Solutions business lines into a new segment called Standard Products Group. Beginning in the second quarter of 2015, we report our financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. We have identified these segments based on how we allocate resources and assess our performance.

During the third quarter of 2015, we changed the name of our Semiconductor Manufacturing Services segment to Foundry Services Group. We believe that this new name provides greater clarity on the identity of this segment. There is no change to the composition of this reportable segment from what we previously reported for the Semiconductor Manufacturing Services segment.

•

Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve consumer, computing, communication,

industrial, automotive and IoT applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 488 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), embedded memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Foundry Services Group business represented 45.9%, 51.6% and 53.9% of our net sales for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Gross profit from our Foundry Services Group business was $66.2 million, $75.7 million and $108.7 million for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

•

Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). We provide a full range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. Our sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include MOSFETs, insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 54.0%, 48.3% and 46.0% of our net sales for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Gross profit from our Standard Products Group was $68.1 million, $76.6 million and $45.9 million for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Net Loss	$(84.9)	$(117.2)	$(64.2)
Adjustments:
Depreciation and amortization	26.5	30.0	32.7
Interest expense, net	16.0	16.2	20.3
Income tax expenses (benefits)	(15.1)	1.5	4.0
Restructuring and impairment charges(a)	—	10.3	8.2
Equity-based compensation expense(b)	2.8	2.1	2.2
Foreign currency loss (gain), net(c)	42.5	24.6	(16.8)
Derivative valuation loss (gain), net(d)	0.5	—	(0.6)
Secondary offering and others(e)	—	—	1.4
Loss on early extinguishment of senior notes(f)	—	—	32.8
Restatement related expenses(g)	12.4	40.9	—

Adjusted EBITDA	$0.8	$8.5	$20.0

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2014, the impact of impairment charges of $10.3 million related to the closure of our 6-inch fab, and (ii) for 2013, restructuring charges of $1.8 million related to the restructuring of our 6-inch fab, and the impact of impairment charges of $3.4 million related to the impairment of goodwill, $1.9 million related to the impairment of certain technology and $0.5 million of machinery and equipment purchased in connection with our acquisition of Dawin Electronics, which we refer to as the “Dawin acquisition,” and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.

(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses incurred for our secondary offerings in September 2013 and February 2013.
(f)	This adjustment eliminates the impact of loss on repayment of $203.7 million aggregate principal amount of our then outstanding 10.5% senior notes due April 15, 2018 (the “2018 Notes”) in 2013.
(g)	For 2015, this adjustment eliminates (i) $20.1 million in expenses incurred in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees; and (ii) the settlement of $23.5 million related to the Class Action Litigation; offset by the proceeds from insurance payments in the amount of $2.4 million and additional proceeds of $29.6 million from our insurers. For 2014, this adjustment eliminates $40.9 million in expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. This amount does not include any allocation of internal costs related to the restatement.

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

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Loss for the periods indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Net Loss	$(84.9)	$(117.2)	$(64.2)
Adjustments:
Restructuring and impairment charges(a)	—	10.3	8.2
Equity-based compensation expense(b)	2.8	2.1	2.2
Amortization of intangibles(c)	—	1.2	5.5
Foreign currency loss (gain), net(d)	42.5	24.6	(16.8)
Derivative valuation loss (gain), net(e)	0.5	—	(0.6)
Secondary offering and others(f)	—	—	1.4
Loss on early extinguishment of senior notes(g)	—	—	32.8
Restatement related expenses(h)	12.4	40.9	—

Adjusted Net Loss	$(26.7)	$(38.1)	$(31.5)

(a)	This adjustment is comprised of all items included in the restructuring and impairment charges line item on our consolidated statements of operations, and eliminates the impact of restructuring and impairment charges related to (i) for 2014, the impact of impairment charges of $10.3 million related to the closure of our 6-inch fab, and (ii) for 2013, restructuring charges of $1.8 million related to the restructuring of our 6-inch fab, and the impact of impairment charges of $3.4 million related to the impairment of goodwill, $1.9 million related to the impairment of certain technology and $0.5 million of machinery and equipment purchased in connection with the Dawin acquisition, and the impact of impairment charges of $0.6 million related to the impairment of certain existing technology.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.

(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
(d)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses incurred for our secondary offerings in September 2013 and February 2013.
(g)	This adjustment eliminates the impact of loss on repayment of $203.7 million aggregate principal amount of the 2018 Notes in 2013.
(h)	For 2015, this adjustment eliminates (i) $20.1 million in expenses incurred in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees; and (ii) the settlement of $23.5 million related to the Class Action Litigation; offset by the proceeds from insurance payments in the amount of $2.4 million and additional proceeds of $29.6 million from our insurers. For 2014, this adjustment eliminates $40.9 million in expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. This amount does not include any allocation of internal costs related to the restatement.

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

In evaluating Adjusted EBITDA and Adjusted Net Loss, you should be aware that in the future we may incur expenses similar to the adjustments in our presentation of Adjusted EBITDA and Adjusted Net Loss. Our presentation of Adjusted EBITDA and Adjusted Net Loss should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA and Adjusted Net Loss are not measures defined in accordance with US GAAP and should not be construed as an alternative to operating income, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP.

Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2015 were $0.8 million and $26.7 million, respectively. Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2014 were $8.5 million and $38.1 million, respectively. Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2013 were $20.0 million and $31.5 million, respectively.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2015 and 2014, we sold products to over 220 and 280 customers, respectively, and our net sales to our ten largest customers represented 64% and 61% of our net sales, respectively. We have a combined production capacity of over 125,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2015, approximately 98% of our employees were eligible for severance benefits.

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

Interest Expense. Our interest expense was incurred primarily under the 2018 Notes and the 2021 Notes.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2015, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $591 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in U.S. dollars and as a percentage of our net sales:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(In millions)
Consolidated statements of operations data:
Net sales	$633.7	100.0%	$698.2	100.0%	$734.2	100.0%
Cost of sales	498.8	78.7	545.4	78.1	579.1	78.9

Gross profit	134.9	21.3	152.9	21.9	155.1	21.1
Selling, general and administrative expenses	94.4	14.9	127.0	18.2	85.8	11.7
Research and development expenses	83.4	13.2	92.8	13.3	87.9	12.0
Restructuring and impairment charges	—	—	10.3	1.5	8.2	1.1

Operating loss	(42.9)	(6.8)	(77.1)	(11.0)	(26.8)	(3.6)
Interest expense	(16.3)	(2.6)	(16.8)	(2.4)	(21.1)	(2.9)
Foreign currency gain (loss), net	(42.5)	(6.7)	(24.7)	(3.5)	16.8	2.3
Loss on early extinguishment of senior notes	—	—	—	—	(32.8)	(4.5)
Others, net	1.8	0.3	2.9	0.4	3.6	0.5

	(57.0)	(9.0)	(38.6)	(5.5)	(33.5)	(4.6)

Loss before income taxes	(100.0)	(15.8)	(115.7)	(16.6)	(60.2)	(8.2)
Income tax expenses (benefits)	(15.1)	(2.4)	1.5	0.2	4.0	0.5

Net loss	$(84.9)	(13.4)%	$(117.2)	(16.8)%	$(64.2)	(8.7)%

Net Sales:
Foundry Services Group	$290.8	45.9%	$360.5	51.6%	$395.4	53.9%
Standard Products Group
Display Solutions	207.5	32.7	199.9	28.6	203.0	27.6
Power Solutions	134.8	21.3	137.2	19.7	135.3	18.4

Total Standard Products Group	342.3	54.0	337.1	48.3	338.3	46.0
All other	0.6	0.1	0.6	0.1	0.5	0.1

Total net sales	$633.7	100.0%	$698.2	100.0%	$734.2	100.0%

Results of Operations—Comparison of Years Ended December 31, 2015 and 2014

The following table sets forth consolidated results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$633.7	100.0%	$698.2	100.0%	$(64.5)
Cost of sales	498.8	78.7	545.4	78.1	(46.5)

Gross profit	134.9	21.3	152.9	21.9	(18.0)

Selling, general and administrative expenses	94.4	14.9	127.0	18.2	(32.6)
Research and development expenses	83.4	13.2	92.8	13.3	(9.3)
Restructuring and impairment charges	—	—	10.3	1.5	(10.3)

Operating loss	(42.9)	(6.8)	(77.1)	(11.0)	34.2

Interest expense	(16.3)	(2.6)	(16.8)	(2.4)	0.6
Foreign currency loss, net	(42.5)	(6.7)	(24.7)	(3.5)	(17.9)
Others, net	1.8	0.3	2.9	0.4	(1.1)

	(57.0)	(9.0)	(38.6)	(5.5)	(18.4)

Loss before income taxes	(100.0)	(15.8)	(115.7)	(16.6)	15.7
Income tax expenses (benefits)	(15.1)	(2.4)	1.5	0.2	(16.6)

Net loss	$(84.9)	(13.4)	$(117.2)	(16.8)	$32.3

Results by segment

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$290.8	45.9%	$360.5	51.6%	$(69.8)
Standard Products Group
Display Solutions	207.5	32.7	199.9	28.6	7.6
Power Solutions	134.8	21.3	137.2	19.7	(2.4)

Total Standard Products Group	342.3	54.0	337.1	48.3	5.2
All other	0.6	0.1	0.6	0.1	0.1

Total net sales	$633.7	100.0%	$698.2	100.0%	$(64.5)

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Gross Profit	Amount	% of Gross Profit	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$66.2	49.1%	$75.7	49.5%	$(9.5)
Standard Products Group	68.1	50.5	76.6	50.1	(8.5)
All other	0.6	0.4	0.6	0.4	—

Total gross profit	$134.9	100.0%	$152.9	100.0%	$(18.0)

Net sales were $633.7 million for the year ended December 31, 2015, a $64.5 million, or 9.2%, decrease compared to $698.2 million for the year ended December 31, 2014. Net sales declined in 2015 compared to fiscal year 2014 primarily as a result of significant decrease in revenue related to our Foundry Services Group segment as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $290.8 million for the year ended December 31, 2015, a $69.8 million, or 19.4%, decrease compared to $360.5 million for the year ended December 31, 2014. The decrease was primarily attributable to reduced levels of demand of our foundry services and discontinuation of certain products by customers serving the smartphone market.

Standard Products Group. Net sales from our Standard Products Group segment were $342.3 million for the year ended December 31, 2015, a $5.2 million, or 1.5%, increase compared to $337.1 million for the year ended December 31, 2014. This increase was due to increase in revenue related to our Display Solutions business line, which was partially offset by the decrease in revenue related to our Power Solutions business line as described below.

Net sales from our Display Solutions business line were $207.5 million for the year ended December 31, 2015, a $7.6 million, or 3.8%, increase from $199.9 million for the year ended December 31, 2014. The increase in sales was primarily attributable to higher sales of Source Drivers among large display products, primarily for monitors, notebooks and TVs, which was partially offset by reduced sales of mobile display products.

Net sales from our Power Solutions business line were $134.8 million for the year ended December 31, 2015, a $2.4 million, or 1.7%, decrease from $137.2 million for the year ended December 31, 2014. The decrease in sales was primarily attributable to reduced production of low gross margin Power Modules as part of our product portfolio optimization process, which was partially offset by increased demand for premium products such as high end MOSFETs and IGBTs primarily for mobile and industrial applications.

All Other. All other net sales were $0.6 million for the year ended December 31, 2015 and December 31, 2014, respectively.

Gross Profit

Total gross profit was $134.9 million for the year ended December 31, 2015 compared to $152.9 million for the year ended December 31, 2014, a $18.0 million, or 11.8%, decrease. Gross profit as a percentage of net sales for the year ended December 31, 2015 decreased slightly to 21.3% compared to 21.9% for the year ended December 31, 2014. The decrease in gross profit as a percentage of net sales was primarily attributable to the negative impact of unfavorable product mix and a lower utilization rate, partially offset by the positive impact of lower unit costs due to our cost reduction efforts from our Standard Products Group segment as further described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $66.2 million for the year ended December 31, 2015, a $9.5 million, or 12.5%, decrease compared to $75.7 million for the year ended December 31, 2014. Gross profit as a percentage of net sales for the year ended December 31, 2015 increased to 22.8% compared to 21.0% for the year ended December 31, 2014. The increase in gross profit as a percentage of net sales was mainly attributable to the positive impact of lower unit costs resulting from decrease in labor and utilities spending due to our continuing cost reduction efforts. This increase was partially offset by the negative impact of unfavorable product mix and a lower utilization rate mainly caused by reduced levels of demand from certain customers.

Standard Products Group. Gross profit from our Standard Products Group segment was $68.1 million for the year ended December 31, 2015, a $8.5 million, or 11.1%, decrease from $76.6 million for the year ended December 31, 2014. Gross profit as a percentage of net sales for the year ended December 31, 2015 decreased to

19.9% compared to 22.7% for the year ended December 31, 2014. The decrease in gross profit as a percentage of net sales was primarily attributable to the negative impact of a lower utilization rate mainly caused by reduced levels of demand from certain customers, and unfavorable product mix due to decrease in mobile display product sales and increase in large display products sales. This decrease was partially offset by lower unit costs resulting from decrease in spending related to labor and utilities due to our continuing cost reduction efforts.

All Other. All other gross profit was $0.6 million for the year ended December 31, 2015 and December 31, 2014, respectively.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$241.7	38.1%	$260.1	37.3%	$(18.4)
Asia Pacific (other than Korea)	316.6	50.0	324.2	46.4	(7.7)
U.S.A.	51.2	8.1	91.3	13.1	(40.1)
Europe	23.5	3.7	21.2	3.0	2.3
Others	0.8	0.1	1.4	0.2	(0.6)

	$633.7	100.0%	$698.2	100.0%	$(64.5)

Net sales in the U.S. for the year ended December 31, 2015 decreased from $91.3 million to $51.2 million compared to the year ended December 31, 2014, or by $40.1 million, or 43.9%, primarily due to the decrease in demand of our foundry services from customers serving the high end smartphone market.

Net sales in Korea for the year ended December 31, 2015 decreased from $260.1 million to $241.7 million compared to the year ended December 31, 2014, or by $18.4 million, or 7.1%, primarily due to discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific. This decrease was partially offset by higher sales of large display products such as Source Drivers primarily for monitors, notebooks and TVs.

Net sales in Asia Pacific for the year ended December 31, 2015 decreased from $324.2 million to $316.6 million compared to the year ended December 31, 2014, or by $7.7 million, or 2.4%. The decrease was primarily attributable to the negative impact of decrease in demand due to discontinuation of a certain product by a customer serving the smartphone market, and reduced demand for mobile display products primarily for table PCs and feature phones. This decrease was partially offset by the positive impact of discontinued use of a distributor in Korea and selling direct to OEM subsidiaries in Asia Pacific.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $94.4 million, or 14.9% of net sales for the year ended December 31, 2015, compared to $127.0 million, or 18.2% of net sales for the year ended December 31, 2014. The decrease of $32.6 million, or 25.7%, was primarily attributable to a $28.5 million decrease in restatement related professional service fees and a $2.6 million decrease in personnel costs due to our continuing cost reduction efforts.

Research and Development Expenses. Research and development expenses were $83.4 million, or 13.2% of net sales for the year ended December 31, 2015, compared to $92.8 million, or 13.3% of net sales for the year ended December 31, 2014. The decrease of $9.3 million, or 10.0%, was primarily due to the decrease in material and personnel costs mainly due to our continuing cost reduction efforts.

Restructuring and Impairment Charges. Restructuring and impairment charges of $10.3 million recorded for the year ended December 31, 2014 were related to the planned closure of our six-inch fabrication facilities.

Operating Loss

As a result of the foregoing, operating loss decreased by $34.2 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. As discussed above, the decrease in operating loss resulted from a $32.6 million decrease in selling, general and administrative expenses, which were mainly driven by decreased professional service fees related to the restatement and certain litigation, a $10.3 million decrease in restructuring and impairment charges and a $9.3 million decrease in research and development expenses, which was partially offset by a $18.0 million decrease in gross profit.

Other Income (Expense)

Interest Expense. Interest expense was $16.3 million for the year ended December 31, 2015 and 16.8 million for the year ended December 31, 2014, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the year ended December 31, 2015 was $42.5 million, compared to net foreign currency loss of $24.7 million for the year ended December 31, 2014. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the year ended December 31, 2015 and December 31, 2014 was $1.8 million and $2.9 million, respectively. The decrease of $1.1 million was primarily attributable to net loss on valuation of derivatives due to hedge ineffectiveness.

Income Tax Expenses (Benefits)

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Korea where the statutory tax rate applicable to us was approximately 24.2% in 2015 and 2014. Statutory tax rates for all foreign subsidiaries other than our Japanese subsidiary were less than the U.S. federal statutory rate of 35.0%.

We recorded income tax benefits of $15.1 million for the year ended December 31, 2015 and income tax expenses of $1.5 million for the year ended December 31, 2014. The effective tax rate was 15.1% for the year ended December 31, 2015, as compared to (1.3)% for the year ended December 31, 2014.

The income tax benefits computed at statutory tax rates for the years ended December 31, 2015 were substantially offset by changes in valuation allowance, the difference in foreign tax rates lower than the U.S. federal statutory rate and withholding taxes in our Dutch subsidiary. The significant increase in income tax benefits in 2015 is due to the reversal of withholding tax payable with respect to the waiver of the accrued interest on the loans granted to our Korean subsidiary by our Dutch subsidiary. On December 7, 2015, our Korean and Dutch subsidiaries agreed that our Dutch subsidiary waives and releases a partial amount of unpaid interest of $174 million on its intercompany loans granted to our Korean subsidiary in order to decrease the cumulative losses of our Korean subsidiary to enhance the subsidiary’s credit standing under the local banking rules. This transaction created a taxable income for our Korean subsidiary but did not result in a liability because of the utilization of expired loss carryforwards, which is deductible only against gains from cancellation of debt. The loss was not tax deductible for our Dutch subsidiary. This transaction also resulted in taxable loss for our Luxemburg subsidiary and this tax benefit was offset by an increase in the change in valuation allowance. In connection with the waiver of unpaid interest, the related withholding tax was reversed, resulting in the recognition of income tax benefit of $17.8 million as of December 31, 2015.

We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. The valuation allowances at December 31, 2015 and 2014 are primarily attributable to deferred tax assets for the uncertainty in taxable income at our Korean subsidiary for which we have recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain of our foreign subsidiaries’ deferred tax assets pertaining to their related tax loss carry-forwards and tax credits that are not anticipated to generate a tax benefit.

Net Loss

As a result of the foregoing, net loss decreased by $32.3 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. As discussed above, the decrease in net loss was primarily due to a $34.2 million decrease in operating loss and a $16.6 million decrease in income tax expenses, partially offset by a $17.9 million increase in foreign currency loss.

Results of Operations—Comparison of Years Ended December 31, 2014 and 2013

The following table sets forth consolidated results of operations for the year ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$698.2	100.0%	$734.2	100.0%	$(36.0)
Cost of sales	545.4	78.1	579.1	78.9	(33.8)

Gross profit	152.9	21.9	155.1	21.1	(2.2)

Selling, general and administrative expenses	127.0	18.2	85.8	11.7	41.2
Research and development expenses	92.8	13.3	87.9	12.0	4.9
Restructuring and impairment charges	10.3	1.5	8.2	1.1	2.1

Operating loss	(77.1)	(11.0)	(26.8)	(3.6)	(50.4)

Interest expense	(16.8)	(2.4)	(21.1)	(2.9)	4.3
Foreign currency gain (loss), net	(24.7)	(3.5)	16.8	2.3	(41.5)
Loss on early extinguishment of senior notes	—	—	(32.8)	(4.5)	32.8
Others, net	2.9	0.4	3.6	0.5	(0.7)

	(38.6)	(5.5)	(33.5)	(4.6)	(5.1)

Loss before income taxes	(115.7)	(16.6)	(60.2)	(8.2)	(55.5)
Income tax expenses	1.5	0.2	4.0	0.5	(2.4)

Net loss	$(117.2)	(16.8)	$(64.2)	(8.7)	$(53.0)

Results by segment

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$360.5	51.6%	$395.4	53.9%	$(34.8)
Standard Products Group
Display Solutions	199.9	28.6	203.0	27.6	(3.1)
Power Solutions	137.2	19.7	135.3	18.4	1.9

Total Standard Products Group	337.1	48.3	338.3	46.0	(1.2)
All other	0.6	0.1	0.5	0.1	—

Total net sales	$698.2	100.0%	$734.2	100.0%	$(36.0)

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Gross Profit	Amount	% of Gross Profit	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$75.7	49.5%	$108.7	70.1%	$(32.9)
Standard Products Group	76.6	50.1	45.9	29.6	30.7
All other	0.6	0.4	0.5	0.3	—

Total gross profit	$152.9	100.0%	$155.1	100.0%	$(2.2)

Net sales were $698.2 million for the year ended December 31, 2014, a $36.0 million, or 4.9%, decrease compared to $734.2 million for the year ended December 31, 2013. Net sales declined in 2014 compared to fiscal year 2013 primarily as a result of significant decrease in revenue related to our Foundry Services Group segment as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $360.5 million for the year ended December 31, 2014, a $34.8 million, or 8.8%, decrease compared to net sales of $395.4 million for the year ended December 31, 2013. The decrease was attributable to reduced levels of demand of our products by customers primarily serving the smartphone market.

Standard Products Group. Net sales from our Standard Products Group segment were $337.1 million for the year ended December 31, 2014, a $1.2 million, or 3.5%, decrease compared to $338.3 million for the year ended December 31, 2013. This decrease was primarily due to decrease in revenue related to our Display Solutions business line as described below.

Net sales from our Display Solutions business line were $199.9 million for the year ended December 31, 2014, a $3.1 million, or 1.5%, decrease compared to $203.0 million for the year ended December 31, 2013. The decline was primarily due to lower sales of large display products by $23.0 million, offset by the increase in sales of $19.5 million in the mid-range smartphone market. Net sales from our Power Solutions business line were $137.2 million for the year ended December 31, 2014, a $1.9 million, or 1.4%, increase compared to $135.3 million for the year ended December 31, 2013. The increase in sales of premium products such as MOSFETs positively impacted our overall revenue and sales volume.

All Other. All other net sales were $0.6 million for the year ended December 31, 2014 and $0.5 million for the year ended December 31, 2013.

Gross Profit

Total gross profit was $152.9 million for the year ended December 31, 2014 compared to $155.1 million for the year ended December 31, 2013, a $2.2 million, or 1.4%, decrease. Gross profit as a percentage of net sales for the year ended December 31, 2014 increased to 21.9% compared to 21.1% for the year ended December 31, 2013. The increase in gross profit as a percentage of net sales was primarily attributable to the decrease in inventory reserve from our Standard Products Group segment, which was partially offset by the negative impact of unfavorable product mix and a lower utilization from our Foundry Services Group segment as further described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $75.7 million for the year ended December 31, 2014, a $32.9 million, or 30.3%, decrease compared to $108.7 million for the year ended December 31, 2013. Gross profit as a percentage of net sales for the year ended December 31, 2014 decreased to 21.0% compared to 27.5% for the year ended December 31, 2013. The decrease in gross profit as a percentage of net sales was mainly attributable to the negative impact of unfavorable product mix and a lower utilization rate. Reduced levels of customer orders resulted in the low utilization rate. These factors were partially offset by the positive impact of the decrease in expenses of $11.0 million related to the settlement of certain commercial disputes and the remaining offset was mainly attributable to the decrease in non-recurring expenses accrual related to the revised definition of “ordinary wages” based on the Korean Supreme Court’s ruling recorded in 2013.

Standard Products Group. Gross profit from our Standard Products Group segment was $76.6 million for the year ended December 31, 2014, a $30.7 million, or 66.9%, increase from $45.9 million for the year ended December 31, 2013. Gross profit as a percentage of net sales for the year ended December 31, 2014 increased to 22.7% compared to 13.6% for the year ended December 31, 2013. The increase in gross profit as a percentage of net sales was mainly attributable to the decrease in inventory reserves of $ 47.1 million and the remaining increase was primarily related to reduction in non-recurring expenses accrual based on the revised definition of “ordinary wages” per the Korean Supreme Court’s ruling recorded in 2013. This increase was partially offset by the negative impact of a lower utilization rate.

All Other. All other gross profit was $0.6 million for the year ended December 31, 2014 and $0.5 million for the year ended December 31, 2013, respectively.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are initially billed even if our customers’ revenue is attributable to end customers that are located in a different location. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2014 and 2013:

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

Research and Development Expenses. Research and development expenses were $92.8 million, or 13.3% of net sales for the year ended December 31, 2014, compared to $87.9 million, or 12.0% of net sales for the year ended December 31, 2013. The increase of $4.9 million, or 5.6%, was due to an increase in direct material costs related to ongoing research and development activities and an increase in personnel costs.

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

Other Income (Expense)

Interest Expense. Interest expense was $16.8 million for the year ended December 31, 2014, a decrease of $4.3 million compared to $21.1 million for the year ended December 31, 2013. The decrease of $4.3 million was primarily due to the repayment of the 2018 Notes and the issuance of the 2021 Notes in 2013.

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

Others, Net. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the year ended December 31, 2014 and December 31, 2013 was $2.9 million and $3.6 million, respectively. The decrease of $0.7 million was primarily attributable to net loss on valuation of derivatives due to hedge ineffectiveness.

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

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2015, we have zero balance in our accounts payable on extended terms or payment deferment with our vendors.

In addition to the factoring arrangements and accounts receivable discounting described above, our cash balance at December 31, 2015 was impacted positively by $10.0 million of customer prepayments for the sale of products produced from our six-inch fabrication facility, which is expected to be closed by the end of the first quarter of 2016. Those customers paid cash prior to risk of loss of products being transferred based on the terms of the arrangements. Our cash balance at December 31, 2015 was also impacted positively by approximately $8.2 million as the result of equipment deposits received with respect to the planned closure of our six-inch fabrication facility.

During fiscal 2015, we began to implement a comprehensive cost reduction program to reduce spending and improve our cash flows. Our ability to maintain sufficient liquidity for the next twelve months to fund our operations and capital expenditures and implement our business plan and strategy will also be dependent on improving the recent negative trends in our operating results. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations and planned capital expenditures for the next twelve months. However, if our operating results do not improve, we may need to seek additional capital. There can be no assurance that any additional equity or debt financing would be available to us, or if available, that such financing would be on favorable terms to us. Accordingly, if we are unable to obtain additional capital or our business does not generate sufficient cash flows from operating activities to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include additional exit costs, reducing or delaying capital expenditures, selling assets, or other restructuring actions.

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

As of December 31, 2015, cash and cash equivalents held by our Korean subsidiary were $83.7 million, which represents 92% of our total cash and cash equivalents on a consolidated basis. We, as a holding company resident in the United States, issued our 2021 Notes. Payments under our outstanding 2021 Notes are currently funded in part by our Korean subsidiary’s repayment of its existing loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay the loans owed to our Luxembourg subsidiary, which repays loans owed to us. We continue to analyze and review various repatriation strategies to continue to efficiently repatriate funds. Repatriation of funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

Year ended December 31, 2015 compared to year ended December 31, 2014

As of December 31, 2015, our cash and cash equivalents balance was $90.9 million, a $11.6 million decrease, compared to $102.4 million as of December 31, 2014. The decrease resulted from $10.0 million of cash outflow used in operating activities and $3.4 million of cash outflow used in investing activities, which was partially offset by $3.4 million of cash inflow provided by financing activities.

Cash outflow used in operating activities totaled $10.0 million for the year ended December 31, 2015, compared to $37.5 million of cash outflow used in operating activities in the year ended December 31, 2014. The net operating cash outflow for the year ended December 31, 2015 reflects our net loss of $84.9 million and non-cash adjustments of $94.6 million, which mainly consisted of depreciation and amortization, provision for severance benefits, a loss on foreign currency translation and an increase in net operating assets of $19.7 million.

Our working capital balance as of December 31, 2015 was $93.7 million compared to $106.8 million as of December 31, 2014. The $13.0 million decrease was primarily attributable to a $11.6 million decrease in cash and cash equivalents, a $17.7 million decrease in inventories, a $9.5 million decrease in accounts receivable and a $10.1 million increase in deferred revenue. These factors were partially offset by a $21.3 million increase in other receivables, a $15.3 million decrease in accounts payable and a $4.3 million decrease in accrued expenses.

The decrease in inventories is primarily due to our efforts to better manage inventory levels. The decrease in accounts receivable is primarily due to timing of cash collection and the upfront payments received from certain customers for the sale of products prior to risk of loss being transferred based on the terms of the arrangement, and the increase in deferred revenue is mainly attributable to such upfront payments.

The increase in other receivables is mainly attributable to proceeds from insurance payments in the amount of $2.4 million and proceeds of $29.6 million from insurers. The decrease in accounts payable is primarily due to timing of payment for material purchases and the decrease in accrued expenses is primarily attributable to a write-off of withholding tax accrual resulting from a partial release of unpaid interest on intercompany loans granted to the Korean subsidiary by the Dutch subsidiary. This decrease in accrued expenses is partially offset by the increase in settlement payments of $23.5 million related to the Class Action Litigation.

Cash flow used in investing activities totaled $3.4 million in the year ended December 31, 2015, compared to $16.7 million of cash used in investing activities in the year ended December 31, 2014. The decrease was primarily due to a decrease in capital expenditures of $11.3 million, partially offset by a $6.3 million net increase in hedge collateral.

Cash inflows generated by financing activities totaled $3.4 million for the year ended December 31, 2015, compared to $0.1 million of cash outflow used in financing activities for the year ended December 31, 2014. The financing cash inflow for the year ended December 31, 2015 consisted of proceeds received from the issuance of common stock in connection with exercised options.

For the year ended December 31, 2015, capital expenditures were $7.1 million, a $11.3 million, or 61.4%, decrease from $18.4 million for the year ended December 31, 2014, due to acquisition of a specialized Epi tool and maintenance of our fab that occurred for the year ended December 31, 2014.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
	(In millions)
Senior notes(1)	$314.4	$14.9	$14.9	$14.9	$14.9	$14.9	$239.9
Operating lease(2)	43.3	5.8	5.0	2.7	1.9	1.9	26.1
Others(3)	15.3	5.2	6.1	4.0	—	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of December 31, 2015, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,172.0:1, the exchange rate as of December 31, 2015
(3)	Includes license agreements and other contractual obligations.

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

We follow ASC guidance on uncertain tax positions. Our unrecognized tax benefits totaled $2.1 million as of December 31, 2015. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $134.1 million as of December 31, 2015. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future period.

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

Impairment of Long-Lived Assets

We review property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment”. Recoverability is measured by comparing its carrying amount with the future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured as the difference between the carrying amount of the assets and the fair value of assets using the present value of the future net cash flows generated by the respective long-lived assets.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17. ASU 2015-17 requires an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. We do not expect the adoption of ASU 2015-17 to have a material effect on our consolidated financial statement.

In July 2015, the FASB issued ASU 2015-11. ASU 2015-11 requires that inventory will be measured at the lower of cost and net realizable value, and options that currently exist for market value will be eliminated. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2015-11 on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03. ASU 2015-03 requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. As of December 31, 2015, we had $3.8 million of unamortized debt issuance costs included in other non-current assets in the consolidated balance sheet, which will be reclassified as a deduction from the carrying amount of the related long-term borrowing upon adoption of ASU 2015-03.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2015 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.9 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of December 31, 2015, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rate is fixed, we have no market risk related to the 2021 Notes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MagnaChip Semiconductor Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MagnaChip Semiconductor Corporation and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) not operating effective period end closing and financial reporting controls over the completeness and accuracy of non-routine manual journal entries; and (2) not operating effective control over the completeness and accuracy of the Company’s income tax accounting and disclosures existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 22, 2016

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$90,882	$102,434
Accounts receivable, net	63,498	72,957
Inventories, net	57,619	75,334
Other receivables (Note 18)	31,932	10,616
Prepaid expenses	7,075	7,560
Current deferred income tax assets	34	237
Hedge collateral (Note 8)	6,000	—
Other current assets	3,194	6,898

Total current assets	260,234	276,036

Property, plant and equipment, net	191,985	223,766
Intangible assets, net	2,629	2,451
Long-term prepaid expenses	12,117	10,916
Deferred income tax assets	238	415
Other non-current assets	10,678	14,147

Total assets	$477,881	$527,731

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,476	$70,767
Other accounts payable	10,961	10,986
Accrued expenses	76,721	81,060
Deferred revenue	10,060	1,990
Deposits received	8,165	—
Other current liabilities	5,128	4,470

Total current liabilities	166,511	169,273

Long-term borrowings, net	224,156	224,035
Accrued severance benefits, net	134,148	139,289
Other non-current liabilities	15,396	13,636

Total liabilities	540,211	546,233

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,147,707 shares issued and 34,568,942 outstanding at December 31, 2015 and 40,635,233 shares issued and 34,056,468 outstanding at December 31, 2014	411	406
Additional paid-in capital	124,618	118,419
Accumulated deficit	(96,210)	(11,343)
Treasury stock, 6,578,765 shares at December 31, 2015 and 2014, respectively	(90,918)	(90,918)
Accumulated other comprehensive loss	(231)	(35,066)

Total stockholders’ equity (deficit)	(62,330)	(18,502)

Total liabilities and stockholders’ equity	$477,881	$527,731

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands of US dollars, except share data)
Net sales	$633,712	$698,218	$734,177
Cost of sales	498,848	545,356	579,109

Gross profit	134,864	152,862	155,068

Operating expenses
Selling, general and administrative expenses	94,378	126,954	85,767
Research and development expenses	83,420	92,765	87,862
Restructuring and impairment charges	—	10,269	8,207

Total operating expenses	177,798	229,988	181,836

Operating loss	(42,934)	(77,126)	(26,768)
Interest expense	(16,268)	(16,833)	(21,096)
Foreign currency gain (loss), net	(42,531)	(24,650)	16,837
Loss on early extinguishment of senior notes	—	—	(32,812)
Other income, net	1,779	2,900	3,606

Loss before income tax expenses	(99,954)	(115,709)	(60,233)

Income tax expenses (benefits)	(15,087)	1,523	3,970

Net loss	$(84,867)	$(117,232)	$(64,203)

Loss per common share—
Basic/ Diluted	$(2.47)	$(3.44)	$(1.82)

Weighted average number of shares—
Basic/ Diluted	34,380,517	34,055,513	35,232,194

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands of US dollars)
Net loss	$(84,867)	$(117,232)	$(64,203)

Other comprehensive income (loss)
Foreign currency translation adjustments	35,361	21,775	(13,727)
Derivative adjustments
Fair valuation of derivatives	(3,748)	(69)	7,497
Reclassification adjustment for loss (gain) on derivatives included in net loss	3,222	(6,033)	(2,984)
Investment adjustments
Unrealized gain on investments	—	1,201	606
Reclassification adjustment for gain on investments included in net loss	—	(1,882)	—

Total other comprehensive income (loss)	34,835	14,992	(8,608)

Total comprehensive loss	$(50,032)	$(102,240)	$(72,811)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
(In thousands of US dollars, except share data)	Shares	Amount
Balance at January 1, 2013	35,635,357	$396	$102,409	$170,092	$(39,918)	$(41,450)	$191,529

Stock-based compensation	—	—	2,213	—	—	—	2,213
Exercise of stock options	579,476	6	4,540	—	—	—	4,546
Exercise of warrants	448,281	4	7,060	—	—	—	7,064
Acquisition of treasury stock	(2,614,748)	—	—	—	(51,000)	—	(51,000)
Other comprehensive loss, net	—	—	—	—	—	(8,608)	(8,608)
Net loss	—	—	—	(64,203)	—	—	(64,203)

Balance at December 31, 2013	34,048,366	$406	$116,222	$105,889	$(90,918)	$(50,058)	$81,541

Stock-based compensation	—	—	2,072	—	—	—	2,072
Exercise of stock options	6,795	—	106	—	—	—	106
Exercise of warrants	1,307	—	19	—	—	—	19
Other comprehensive income, net	—	—	—	—	—	14,992	14,992
Net loss	—	—	—	(117,232)	—	—	(117,232)

Balance at December 31, 2014	34,056,468	$406	$118,419	$(11,343)	$(90,918)	$(35,066)	$(18,502)

Stock-based compensation	—	—	2,768	—	—	—	2,768
Exercise of stock options	512,474	5	3,431	—	—	—	3,436
Other comprehensive income, net	—	—	—	—	—	34,835	34,835
Net loss	—	—	—	(84,867)	—	—	(84,867)

Balance at December 31, 2015	34,568,942	$411	$124,618	$(96,210)	$(90,918)	$(231)	$(62,330)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands of US dollars)
Cash flows from operating activities
Net loss	$(84,867)	$(117,232)	$(64,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	26,490	29,989	32,726
Provision for severance benefits	15,289	17,703	23,169
Bad debt expenses (reversal of allowance)	(3)	3,718	(85)
Amortization of debt issuance costs and original issue discount	660	614	890
Loss (gain) on foreign currency, net	46,984	32,760	(18,329)
Gain on disposal of investments	—	(1,524)	—
Impairment charges	—	10,269	6,378
Stock-based compensation	2,768	2,072	2,213
Loss on early extinguishment of senior notes	—	—	32,812
Other	2,437	1,375	1,479
Changes in operating assets and liabilities
Accounts receivable, net	3,299	(1,668)	26,756
Inventories, net	12,929	(3,380)	9,593
Other receivables	(21,463)	(5,052)	(3,964)
Other current assets	11,339	9,308	11,026
Deferred tax assets	372	1,458	1,470
Accounts payable	(12,605)	(1,526)	(3,111)
Other accounts payable	(10,892)	(13,046)	(10,376)
Accrued expenses	(1,679)	208	20,974
Deferred revenue	8,136	(825)	2,810
Other current liabilities	(1,210)	2,004	(3,197)
Other non-current liabilities	3,105	1,963	6,073
Payment of severance benefits	(11,394)	(6,650)	(6,130)
Other	328	(7)	(219)

Net cash provided by (used in) operating activities	(9,977)	(37,469)	68,755

Cash flows from investing activities
Proceeds from settlement of hedge collateral	10,841	—	—
Payment of hedge collateral	(17,182)	—	—
Proceeds from disposal of plant, property and equipment	9,886	20	94
Proceeds from disposal of investments	—	2,003	—
Purchase of property, plant and equipment	(6,350)	(17,419)	(42,483)
Payment for intellectual property registration	(742)	(958)	(605)
Collection of guarantee deposits	636	—	—
Payment of guarantee deposits	(675)	(323)	(1,365)
Other	195	(21)	256

Net cash used in investing activities	(3,391)	(16,698)	(44,103)

Cash flows from financing activities
Proceeds from issuance of common stock	3,436	68	11,375
Proceeds from issuance of senior notes	—	—	218,836
Repayment of long-term borrowings	—	—	(229,333)
Acquisition of treasury stock	—	—	(51,000)

Net cash provided by (used in) financing activities	3,436	68	(50,122)
Effect of exchange rates on cash and cash equivalents	(1,620)	2,927	(3,162)

Net decrease in cash and cash equivalents	(11,552)	(51,172)	(28,632)

Cash and cash equivalents
Beginning of the period	102,434	153,606	182,238

End of the period	$90,882	$102,434	$153,606

Supplemental cash flow information
Cash paid for interest	$15,181	$14,817	$16,223

Cash paid (refunded) for income taxes	$(5,276)	$875	$6,267

Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$3,348	$688	$116

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and Internet of Things (“IoT”) applications. The Company provides technology platforms for analog, mixed signal, power, high voltage, non-volatile memory and Radio Frequency (“RF”) applications. The Company’s business is comprised of two operating segments: Foundry Services Group and Standard Products Group. The Company’s Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve the consumer, computing, communication, industrial, automotive and IoT applications. The Company’s Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. The Company’s Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel displays and include sensor products for mobile applications, and industrial applications and home appliances. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in consumer, communication and industrial applications.

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

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, stock based compensation, property plant and equipment, intangible assets, other long-lived assets, long-term employee benefits, contingencies liabilities, estimated future cash flows and other assumptions used in long-lived asset impairment tests and calculation of income taxes and deferred tax valuation allowances, and assumptions used in the calculation of sales incentives, among others. Although these estimates and assumptions are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be significantly different from the estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Foreign Currency Translation

The Company has assessed in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), the functional currency of each of its subsidiaries in Luxembourg and the Netherlands and has designated the

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

U.S. dollar to be their respective functional currencies. The Korean Won is the functional currency for the Company’s Korean subsidiary, which is the primary operating subsidiary of the Company. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the U.S. dollar are translated into the U.S. dollar in accordance with ASC 830. All the assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates for the respective periods. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated comprehensive income (loss) of stockholders’ equity. Gains and losses due to transactions in currencies other than the functional currency are included as a component of other income (expense) in the statement of operations.

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

Buildings	30 - 40 years
Building related structures	10 - 20 years
Machinery and equipment	10 - 12 years
Vehicles and others	3 - 10 years

Routine maintenance and repairs are charged to expense as incurred. Expenditures that enhance the value or significantly extend the useful lives of the related assets are capitalized.

Impairment of Long-Lived Assets

The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment”. Recoverability is measured by comparing its carrying amount with the future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured as the difference between the carrying amount of the assets and the fair value of assets using the present value of the future net cash flows generated by the respective long-lived assets.

Restructuring Charges

The Company recognizes restructuring charges in accordance with ASC 420, “Exit or Disposal Cost Obligations”. Certain costs and expenses related to exit or disposal activities are recorded as restructuring charges when liabilities for those costs and expenses are incurred.

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

Software

The Company capitalizes certain external costs that are incurred to purchase and implement internal-use computer software. Direct costs relating to the development of software for internal use are capitalized after technological feasibility has been established, in accordance with ASC 350, “Intangibles-Goodwill and Other”. Depreciation is recorded on a straight-line basis over the software’s estimated useful life, which is usually five years.

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

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2015, 98% of all employees of the Company were eligible for severance benefits.

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

The Company recorded deferred revenue in the amount of $10,060 thousand as of December 31, 2015 and $1,990 thousand as of December 31, 2014 as the Company received cash from certain customers and distributors for the sale of products prior to risk of loss being transferred based on the terms of the arrangement.

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

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $2,394 thousand, $3,386 thousand, and $2,850 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $144 thousand, $155 thousand and $161 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Earnings per Share

In accordance with ASC 260, “Earnings Per Share”, the Company computes basic earnings per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution of potential common stock outstanding during the period. In determining the hypothetical shares repurchased, the Company uses the average share price for the period. In the case that earnings are negative, any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 require an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. The Company does not expect the adoption of ASU 2015-17 to have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under this ASU, inventory will be measured at the lower of cost and net realizable value, and options that currently exist for market value will be eliminated. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of ASU 2015-11 to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. As of December 31, 2015, the Company had $3,781 thousand of unamortized debt issuance costs included in other non-current assets in the consolidated balance sheet, which will be reclassified as a deduction from the carrying amount of the related long-term borrowing upon adoption of ASU 2015-03.

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

Fair Value of Financial Instruments

As of December 31, 2015, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement:

	Carrying Value December 31, 2015	Fair Value Measurement December 31, 2015	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$40	$40	—	$40	—

As of December 31, 2014, the Company did not have any assets and liabilities measured at fair value on a recurring basis other than cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

Fair Value of Long-term Borrowings

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Borrowings:
6.625% senior notes due July 2021 (Level 2)	$224,156	$157,500	$224,035	$206,100

The Company used net proceeds from the issuance of the Company’s 6.625% senior notes due July 15, 2021 (the “2021 Notes”) of $218.8 million, which represents $225.0 million of principal amount net of $1.1 million of original issue discount and $5.1 million of debt issuance costs, together with cash on hand, to repay all of the Company’s then outstanding 10.5% senior notes due April 15, 2018 (the “2018 Notes”), including applicable premium and accrued interest, and to pay related fees and expenses of the 2021 Notes offering. The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the senior notes, see Note 10, “Long-term Borrowings”.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs (Level 3) to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. As of December 31, 2014, the Company recognized $10,269 thousand of impairment charges, which were incurred due to the planned closure of its six-inch fabrication facility. See Note 5, “Property, Plant and Equipment” for additional information.

3. Accounts Receivable

Accounts receivable as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Accounts receivable	$60,892	$74,850
Notes receivable	4,803	257
Less:
Allowances for doubtful accounts	(236)	(263)
Sales return reserves	(1,481)	(787)
Low yield compensation reserve	(480)	(1,100)

Accounts receivable, net	$63,498	$72,957

Changes in allowance for doubtful accounts for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Beginning balance	$(263)	$(268)
Bad debt expense	3	(3,718)
Write off	—	3,508
Translation adjustments	24	215

Ending balance	$(236)	$(263)

Changes in sales return reserves for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Beginning balance	$(787)	$(1,205)
Provisions	(1,586)	(3,224)
Usage	851	3,598
Translation adjustments	41	44

Ending balance	$(1,481)	$(787)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in low yield compensation reserve for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Beginning balance	$(1,100)	$(1,951)
Reversal (Provisions)	69	(766)
Usage	512	1,563
Translation adjustments	39	54

Ending balance	$(480)	$(1,100)

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interests in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $57,185 thousand and $22,256 thousand for the years ended December 31, 2015 and 2014, respectively and these sales resulted in pre-tax losses of $114 thousand and $64 thousand for the years ended December 31, 2015 and 2014, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of these accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. While these discount arrangements allow the Company to accelerate collection of customers’ receivables, there can be no assurance that these programs will continue in the future.

4. Inventories

Inventories as of December 31, 2015 and 2014 consist of the following:

	Year Ended December 31,
	2015	2014
Finished goods	18,427	40,404
Semi-finished goods and work-in-process	47,131	68,153
Raw materials	5,987	7,520
Materials in-transit and other	2,107	6,745
Less: inventory reserve	(16,033)	(47,488)

Inventories, net	$57,619	$75,334

Changes in inventory reserve for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Beginning balance	$(47,488)	$(72,400)
Change in reserve	297	(883)
Write off	29,146	23,765
Translation adjustments	2,012	2,030

Ending balance	$(16,033)	$(47,488)

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

5. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2015 and 2014 are comprised of the following:

	December 31,
	2015	2014
Buildings and related structures	$66,487	$70,552
Machinery and equipment	256,259	269,031
Vehicles and others	27,075	24,812

	349,821	364,395
Less: accumulated depreciation	(172,546)	(157,341)
Land	14,710	16,712

Property, plant and equipment, net	$191,985	$223,766

Aggregate depreciation expenses totaled $26,130 thousand and $28,475 thousand for the years ended December 31, 2015 and 2014, respectively.

During the fourth quarter of 2014, the Company recognized $10,269 thousand of impairment charges, which were incurred due to the planned closure of its six-inch fabrication facility. The impairment charges primarily resulted from $8,239 thousand of impairment to building, $1,763 thousand of impairment of machinery and equipment and $267 thousand of impairment of other tangible assets.

As of December 31, 2015, the Company recorded $ 8,165 thousand deposit for sale of machinery in conjunction with its planned closure of six-inch fabrication facility.

6. Intangible Assets

Intangible assets as of December 31, 2015 and 2014 are comprised of the following:

	December 31, 2015
	Gross amount	Accumulated amortization	Net amount
Technology	$18,460	$(18,460)	$—
Customer relationships	26,513	(26,513)	—
Intellectual property assets	8,357	(5,728)	2,629

Intangible assets, net	$53,330	$(50,701)	$2,629

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2014
	Gross amount	Accumulated amortization	Net amount
Technology	$19,683	$(19,683)	$—
Customer relationships	28,269	(28,269)	—
Intellectual property assets	8,359	(5,908)	2,451

Intangible assets, net	$56,311	$(53,860)	$2,451

Aggregate amortization expenses for intangible assets totaled $360 thousand and $1,514 thousand for the years ended December 31, 2015 and 2014, respectively. The aggregate amortization expense of intangible assets for the next five years are estimated to be $384 thousand, $384 thousand, $384 thousand, $383 thousand and $364 thousand, for the years ended December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

7. Accrued Expenses

Accrued expenses as of December 31, 2015 and 2014 are comprised of the following:

	December 31,
	2015	2014
Payroll, benefits and related taxes, excluding severance benefits	$18,831	$18,654
Withholding tax attributable to intercompany interest income	13,130	27,497
Interest on senior notes	6,831	7,040
Settlement obligations	1,012	8,976
Accrued claim settlement	23,500	—
Outside service fees	4,327	10,640
Others	9,090	8,253

Accrued expenses	$76,721	$81,060

On December 7, 2015, the Company’s Korean and Dutch subsidiaries agreed that the Dutch subsidiary waives and releases a partial amount of unpaid interest on its intercompany loans granted to the Korean subsidiary. In connection with the waiver of unpaid interest, the related withholding tax was written off, resulting in a release of accrual for withholding tax attributable to intercompany interest income of $17,195 thousand as of December 31, 2015.

Settlement obligations included in the table above relate to claims involving the Company’s products that may have caused a failure in a customer’s product. Although the Company does not agree with the claim, as its product met the customer’s specifications, the Company considered a number of factors and decided not to dispute the claim but make certain in-kind payments as demanded by the customer. These settlement obligations are accrued when they are deemed probable and can be reasonably estimated. As of December 31, 2015, the settlement obligation relating to one of the claims was fully released under the term of the agreement with the customer, resulting in reversal of a $3,661 thousand accrual.

Accrued claim settlement included in the table above relates to the Company’s securities class action complaints. On December 10, 2015, it was determined that the Company is obligated to make an aggregate settlement payment of $23,500 thousand, which includes all attorneys’ fees, costs of administration and plaintiffs’ out-of-pocket expenses, lead plaintiff compensatory awards and disbursements. For more information on the accrued claim settlement, see “Note 18. Commitments and Contingencies”.

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

Details of derivative contracts as of December 31, 2015 are as follows:

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

The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of December 31, 2015 are as follows:

Derivatives designated as hedging instruments:		December 31,
		2015	2014
Liability Derivatives:
Zero cost collars	Other current liabilities	$40	$—

Offsetting of derivative liabilities as of December 31, 2015 is as follows:

As of December 31, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Liability Derivatives:
Zero cost collars	$40	$—	$40	$—	$—	$40

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the years ended December 31, 2015 and 2014:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	2015	2014		2015	2014		2015	2014
Zero cost collars	$(3,748)	$(69)	Net sales	$(3,222)	$6,033	Other income, net	$(516)	$(12)

As of December 31, 2015, the amount expected to be reclassified from accumulated other comprehensive income into loss within the next twelve months is $42 thousand.

On September 18, 2015, the Company and the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”), mutually agreed to terminate the zero cost collar contracts for the third and fourth quarters of the year ended December 31, 2015. In connection with this termination, the Company paid $2,800 thousand for settlement to NFIK.

The Company set aside $6,000 thousand cash deposits to NFIK to the zero cost collar contracts outstanding as of December 31, 2015 and recorded it as hedge collateral in the consolidated balance sheets as of December 31, 2015. The Company is required for cash collateral with NFIK for any exposure in excess of $500 thousand and no such cash collateral was required as of December 31, 2015. These outstanding zero cost collar contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

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

9. Product Warranties

Changes in accrued warranty liabilities for each period are as follows:

	Year Ended December 31,
	2015	2014
Beginning balance	$2,973	$877
Change in provisions	(648)	7,194
Usage	(758)	(4,923)
Translation adjustments	(142)	(175)

Ending balance	$1,425	$2,973

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

10. Long-term Borrowings

Long-term borrowings as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
6.625% senior notes due July 2021	$225,000	$225,000
Discount on senior notes	(844)	(965)

Long-term borrowings, net of unamortized discount	$224,156	$224,035

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

In connection with the issuance of the 2021 Notes, the Company capitalized certain costs and fees, which are being amortized using the effective interest method over its respective term, 2013 to 2021. Amortization costs, which were included in interest expense in the accompanying statements of operations, amounted to $539 thousand for the year ended December 31, 2015. The remaining capitalized costs as of December 31, 2015, which were included in other non-current assets in the consolidated balance sheet, were $3,781 thousand.

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

11. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2015, 98% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Year Ended December 31,
	2015	2014
Beginning balance	$140,405	$135,356
Provisions	15,289	17,703
Severance payments	(11,394)	(6,650)
Translation adjustments	(9,140)	(6,003)

	135,160	140,405
Less: Cumulative contributions to the National Pension Fund	(307)	(346)
Group severance insurance plan	(705)	(770)

	$134,148	$139,289

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance Benefit
2016	$822
2017	1,469
2018	2,648
2019	2,064
2020	2,491
2021 – 2025	27,750

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

12. Common Stock

Common stock par value $0.01 per share, was authorized in the amount of 150,000 thousand shares, of which 41,148 thousand shares were issued and 34,569 thousand shares were outstanding as of December 31, 2015.

Changes in common stock for each period are as follows:

	Year Ended December 31,
	2015		2014
	Shares	Amount	Shares	Amount
Common stock at the beginning of the period	34,056,468	$406	34,048,366	$406
Exercise of stock options	512,474	5	6,795	0
Exercise of warrants	—	—	1,307	0

Total common stock outstanding at the end of the period	34,568,942	$411	34,056,468	$406

13. Equity Incentive Plans

The Company adopted its 2009 Common Unit Plan, or the 2009 Plan, effective December 8, 2009, which is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The 2009 Plan terminated immediately following the Company’s corporate conversion in March 2011, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire. The Company adopted its 2011 Equity Incentive Plan, or the 2011 Plan, in March 2010. The Company amended and restated the 2011 Plan in February 2011, and the Company’s stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 upon the Company’s corporate conversion in March 2011. Awards may be granted under the 2011 Plan to the Company’s employees, including officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While the Company may grant incentive stock options only to employees, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of options shall not exceed ten years from the date of grant. Restricted stock purchase rights shall be exercisable within a period established by the Compensation Committee, which shall in no event exceed thirty days from the effective date of the grant. As of December 31, 2015, an aggregate maximum of 6,583 thousand shares were authorized and 895 thousand shares were reserved for all future grants.

Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Plan. The requisite service period, or the period during which a grantee is required to provide service in exchange for option grants, coincides with the vesting period. Stock options typically vest over three years following grant.

Restricted stock units granted under the 2011 Plan represent a right to receive shares of the Company’s common stock when the restricted stock unit vests. No monetary payment (other than applicable tax withholding) shall be required as a condition of receiving shares pursuant to a restricted stock unit, the consideration for which shall be services actually rendered to a participating company or for its benefit. Stock issued pursuant to any restricted stock unit may (but need not) be made subject to vesting conditions based upon the satisfaction of such

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

service requirements, conditions, restrictions or performance criteria as shall be established by the Compensation Committee and set forth in the award agreement evidencing such award. Restricted stock units typically vest over three years following grant.

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

The following summarizes restricted stock unit activities for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, there were no restricted stock unit activities.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units
Outstanding at January 1, 2015	—	$—
Granted	265,332	7.68
Vested	(129,962)	7.64

Outstanding at December 31, 2015	135,370	$7.72

Total compensation expense recorded for the restricted stock units was $1,400 thousand for the year ended December 31, 2015. As of December 31, 2015, there was $598 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 1.2 years. Total fair value of restricted stock units vested was $993 thousand for the year ended December 31, 2015.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes stock option activities for the years ended December 31, 2015, 2014 and 2013. At the date of grant, all options had an exercise price not less than the fair value of common stock:

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2013	3,077,481	$7.35	26,385	7.9 years
Granted	455,000	17.08	—	—
Forfeited	(8,360)	10.89	—	—
Exercised	(579,476)	7.44	—	—

Outstanding at December 31, 2013	2,944,645	$8.82	31,558	7.3 years

Vested and expected to vest at December 31, 2013	2,916,184	8.78	31,376	7.3 years
Exercisable at December 31, 2013	1,946,475	7.00	24,325	6.7 years

Outstanding at January 1, 2014	2,944,645	$8.82	31,558	7.3 years
Granted	310,000	16.75	—	—
Forfeited	(31,905)	8.34	—	—
Exercised	(6,795)	7.03	—	—

Outstanding at December 31, 2014	3,215,945	$9.60	39,615	6.6 years

Vested and expected to vest at December 31, 2014	3,204,967	9.58	39,610	6.6 years
Exercisable at December 31, 2014	2,760,402	8.70	39,187	6.3 years

Outstanding at January 1, 2015	3,215,945	$9.60	39,615	6.6 years
Granted	802,193	7.92	—	—
Forfeited	(325,765)	9.88	—	—
Exercised	(512,474)	6.70	—	—

Outstanding at December 31, 2015	3,179,899	$9.61	—	6.7 years

Vested and expected to vest at December 31, 2015	3,155,828	9.62	—	6.7 years
Exercisable at December 31, 2015	2,547,902	9.63	—	6.0 years

Total compensation expenses recorded for the stock options were $1,368 thousand, $2,072 thousand and $2,213 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $728 thousand of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average future period of 1.2 years. Total fair value of options vested were $1,361 thousand, $2,957 thousand and $1,746 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted for the years ended December 31, 2015, 2014 and 2013 and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Year Ended December 31,
	2015	2014	2013
Grant-date fair value of option	$1.67	$4.10	$4.30
Expected term	2.4 Years	2.7 Years	2.8 Years
Risk-free interest rate	0.8%	0.7%	0.4%
Expected volatility	33.8%	36.7%	37.6%
Expected dividends	—	—	—

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31,
	2015		2014		2013
	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value
Unvested options at the beginning of the period	455,543	$4.18	998,170	$3.69	1,350,590	$2.79
Granted options during the period	802,193	1.67	310,000	4.10	455,000	4.30
Vested options during the period	(532,682)	2.56	(819,818)	3.61	(651,530)	2.68
Forfeited options during the period	(92,959)	4.01	(31,905)	3.20	(7,106)	3.92
Exercised options during the period	(98)	3.08	(904)	3.16	(148,784)	2.46

Unvested options at the end of the period	631,997	$2.40	455,543	$4.18	998,170	$3.69

14. Restructuring and Impairment Charges

2014 Impairment Charges

The Company recognized $10,269 thousand of impairment charges, which were incurred due to the planned closure of its six-inch fabrication facility. The impairment charges primarily resulted from $8,239 thousand of impairment to building, $1,763 thousand of impairment of machinery and equipment and $267 thousand of impairment of other tangible assets.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

15. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2015, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $591 million. The Korean won to U.S. dollar exchange rates were 1,172.0:1, 1,099.2:1 and 1,055.3:1 using the first base rate as of December 31, 2015, 2014 and 2013, respectively, as quoted by the Korea Exchange Bank.

16. Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdictions. Domestic income (loss) before taxes and income tax expenses are generated or incurred in the United States, where the parent company resides.

The components of income tax expense are as follows:

	Year Ended December 31,
	2015	2014	2013
Income (loss) before income taxes
Domestic	$32,903	$(22,146)	$(6,127)
Foreign	(132,857)	(93,563)	(54,106)

	$(99,954)	$(115,709)	$(60,233)

Current income taxes expense (benefit)
Domestic	$25	$(3,300)	$(2,258)
Foreign	(14,301)	3,312	4,875
Uncertain tax position liability (Domestic)	10	10	(87)
Uncertain tax position liability (Foreign)	(1,220)	(66)	7

	(15,486)	(44)	2,537

Deferred income taxes expense (benefit)
Foreign	399	1,567	1,433

Total income tax expense (benefit)	$(15,087)	$1,523	$3,970

Effective tax rate	15.1%	—	—

The differences between the annual effective tax rates and the U.S. federal statutory rate of 35.0% primarily result from the non-income based withholding tax attributable to intercompany interest income of the Company’s Dutch subsidiary, application of lower tax rates associated with certain earnings from the Company’s operations outside the U.S., the parent Company’s interest income, which is non-taxable for US tax purposes and the change of valuation allowance of deferred tax assets. The significant increase in income tax benefit in 2015 is due to the reversal of withholding tax payable with respect to the waiver of the accrued interest on the loans granted to the Korean subsidiary by the Dutch subsidiary. On December 7, 2015, the Company’s Korean and Dutch subsidiaries agreed that the Dutch subsidiary waives and releases a partial amount of unpaid interest of $174,201 thousand on

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

its intercompany loans granted to the Korean subsidiary. This transaction created a taxable income for the Korean subsidiary but did not result in a liability because of the utilization of expired loss carryforwards, which is deductible only against gains from cancellation of debt. The loss was not tax deductible for the Dutch subsidiary. This transaction also resulted in taxable loss for the Luxemburg subsidiary that is reflected below as a permanent impairment and this tax benefit was offset by an increase in the change in valuation allowance. In connection with the waiver of unpaid interest, the related withholding tax was reversed, resulting in the recognition of income tax benefit of $17,756 thousand as of December 31, 2015.

The statutory income tax rate of the Company’s Korean subsidiary, applicable to the Company was approximately 24.2% in 2015, 2014 and 2013.

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows:

	Year Ended December 31,
	2015	2014	2013
Provision computed at statutory rate	$(34,984)	$(40,498)	$(21,082)
Difference in foreign tax rates	24,359	10,130	5,375
Permanent differences
Derivative assets adjustment	(143)	(1,526)	1,469
TPECs, hybrid and other interest	(27,273)	(6,813)	(3,151)
Permanent impairment	(62,334)	—	—
Thin capitalization	2,457	—	—
Permanent foreign currency gain (loss)	11,575	(901)	3,351
Non-deductible settlement	—	6,318	—
Non-deductible bad debt expense	89	—	—
Other permanent differences	(69)	(1,097)	(881)
Withholding tax	(14,457)	3,506	3,918
Foreign exchange rate adjustment	(8,954)	4,687	(7,455)
Change in valuation allowance	95,757	29,484	24,062
Tax credit	(875)	(1,811)	(1,818)
Uncertain tax positions liability	(1,211)	(56)	(80)
Others	976	100	262

Income tax expenses (benefit)	$(15,087)	$1,523	$3,970

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2015, 2014 and 2013 are as follows:

	Year-Ended December 31,
	2015	2014	2013
Deferred tax assets
Accounts receivables	$—	$1,076	$28,628
Inventories	4,063	11,015	5,866
Derivative assets	10	—	—
Accrued expenses	12,939	9,030	8,758
Product warranties	345	719	292
Other reserves	474	457	684
Royalty income	—	147	1,364
Property, plant and equipment	13,986	15,914	13,667
Intangible assets	407	780	922
Accumulated severance benefits	31,038	30,413	27,769
Foreign currency translation loss	52,294	17,496	12,220
NOL carry-forwards	155,545	80,979	53,714
Tax credit	21,868	25,161	26,041
Other long-term payable	2,385	1,034	608
Others	1,974	1,990	2,887

Total deferred tax assets	297,328	196,211	183,420
Less: Valuation allowance	(279,867)	(194,739)	(178,729)

	17,461	1,472	4,691

Deferred tax liabilities
Derivative assets	—	—	1,189
Foreign currency translation gain	14,859	748	19
Prepaid expense	1,953	—	—
Others	478	147	1,239

Total deferred tax liabilities	17,290	895	2,447

Net deferred tax assets	$171	$577	$2,244

Reported as
Current deferred income tax assets	$34	$237	$1,348
Non-current deferred income tax assets	$238	$415	$896
Current deferred income tax liabilities	$(98)	$(72)	$—
Non-current deferred income tax liabilities	$(3)	$(3)	$—

The valuation allowances at December 31, 2015, 2014 and 2013 are primarily attributable to deferred tax assets for the uncertainty in taxable income at the Company’s Korean subsidiary. The Company has recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain foreign subsidiary’s deferred tax assets pertaining to its related tax loss carry-forwards that are not anticipated to generate a tax benefit.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in valuation allowance for deferred tax assets for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$194,739	$178,729	$162,968
Charged to expense	95,757	29,484	24,062
NOL/tax credit expiration	(1,197)	(7,605)	(10,150)
Translation adjustments	(9,432)	(5,869)	1,849

Ending balance	$279,867	$194,739	$178,729

The amount presented as “Charged to expense” primarily relates to the utilization of net operating loss and tax credit carry-forwards, or pre-tax losses for which there is no tax benefit.

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

As of December 31, 2015, 2014 and 2013, the Company had net deferred tax assets of $171 thousand, $577 thousand and $2,244 thousand, respectively, related to the Company’s Japanese subsidiary. As of December 31, 2015, 2014 and 2013, the Company recorded a valuation allowance of $279,867 thousand, $194,739 thousand and $178,729 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credit in domestic and foreign subsidiaries. The Company maintained to record these valuation allowances on deferred tax assets based on its assessment that the negative evidence of expected losses in early future years outweighed the positive evidence of historical income.

As of December 31, 2015, the Company had approximately $587,115 thousand of net operating loss carry-forwards available to offset future taxable income, of which $274,672 thousand is associated with the Company’s Korean subsidiary, which expires in part at various dates through 2025. The net operating loss of $269,381 thousand associated with the Company’s Luxembourg subsidiary is carried forward indefinitely. The remaining net operating loss mainly relates to US corporation, which expires in part at various dates through 2035. The Company utilized net operating loss of $121 thousand, $1,219 thousand and $69,159 thousand, for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also has Korean, Dutch and U.S. tax credit carry-forwards of approximately $7,811 thousand, $13,668 thousand and $390 thousand, respectively, as of December 31, 2015. The Korean tax credits expire at various dates starting from 2016 to 2020, and the Dutch tax credits are carried forward to be used for an indefinite period of time.

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income tax examinations by tax authorities of these jurisdictions for all open tax years.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

As of December 31, 2015, 2014 and 2013, the Company recorded $2,139 thousand, $3,495 thousand and $3,706 thousand of liabilities for unrecognized tax benefits, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $1,606 thousand, $110 thousand and $106 thousand of income tax benefits by reversing liabilities due to the lapse of the applicable statute of limitations and incurred $351 thousand, $44 thousand and $7 thousand of income tax expenses for uncertain tax positions mainly resulting from withholding taxes related to intercompany balances.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized $45 thousand, $10 thousand, $20 thousand of interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total interest and penalties accrued as of December 31, 2015, 2014 and 2013 were $359 thousand, $480 thousand and $530 thousand, respectively.

The company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows:

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits, balance at the beginning	$14,969	$11,865	$11,196
Additions based on tax positions related to the current year	1,789	4,472	1,690
Additions for tax positions of prior years	—	47	—
Lapse of statute of limitations	(2,142)	(1,040)	(1,067)
Translation adjustments	(1,286)	(375)	46

Unrecognized tax benefits, balance at the ending	$13,330	$14,969	$11,865

17. Geographic and Segment Information

The Company had previously reported its results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign the Company’s businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. In furtherance of these objectives, the Company combined its Display Solutions and Power Solutions business lines into a new segment called Standard Products Group. Beginning in the second quarter of 2015, the Company reports its financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer who allocates resources and assesses performance of the business and other activities based on gross profit. The two newly established operating segments will be managed prospectively and all prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following sets forth information relating to the operating segments:

	Year Ended December 31,
	2015	2014	2013
Net Sales
Foundry Services Group	$290,775	$360,549	$395,365
Standard Products Group
Display Solutions	207,480	199,861	202,951
Power Solutions	134,814	137,246	135,329

Total Standard Products Group	342,294	337,107	338,280
All other	643	562	532

Total net sales	$633,712	$698,218	$734,177

	Year Ended December 31,
	2015	2014	2013
Gross Profit
Foundry Services Group	$66,175	$75,739	$108,665
Standard Products Group	68,094	76,561	45,872
All other	595	562	531

Total gross profit	$134,864	$152,862	$155,068

The following is a summary of net sales by geographic region, based on the location to which the products are billed:

	Year Ended December 31,
	2015	2014	2013
Korea	$241,715	$260,139	$313,634
Asia Pacific (other than Korea)	316,562	324,248	284,429
U.S.A.	51,164	91,308	100,790
Europe	23,461	21,159	32,136
Others	810	1,364	3,188

Total	$633,712	$698,218	$734,177

Net sales from the Company’s top ten largest customers accounted for 64%, 61% and 59% for the years ended December 31, 2015, 2014 and 2013, respectively.

For the year ended December 31, 2015, the Company had two customers that represented 15.2% and 11.0% of its net sales, respectively. For the year ended December 31, 2014, the Company had two customers that represented 11.4% and 10.7% of its net sales, respectively. For the year ended December 31, 2013, the Company had one customer that represented 11.3% of its net sales.

96% of the Company’s property, plant and equipment are located in Korea as of December 31, 2015.

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

Operating Leases

The Company leases land, office space and equipment under various operating lease agreements with various terms. Rental expenses were approximately $8,194 thousand, $9,421 thousand and $8,829 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows:

2016	$5,764
2017	5,023
2018	2,681
2019	1,893
2020	1,893
2021 and thereafter	26,063

$43,317

Securities Class Action Complaints

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s now-former officers. On April 21, 2015, a related purported class action lawsuit (Okla. Police Pension & Retirement Sys. v. MagnaChip Semiconductor Corp., et al., No. 3:15-cv-01797) was filed against the Company, certain of the Company’s current directors and former and now-former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings. On June 15, 2015, these two class action lawsuits were consolidated. On June 26, 2015, an amended complaint was filed in the consolidated action, against the Company, certain of the Company’s current directors and former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015 and a putative subclass

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

consisting of all purchasers of the Company’s common stock pursuant to or traceable to a shelf registration statement and prospectus issued in connection with the Company’s February 6, 2013 public stock offering. The consolidated amended complaint asserts claims on behalf of the putative class for (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s current directors and former officers, (ii) alleged violations of Section 20(a) of the Exchange Act by certain of the Company’s current directors and former officers, and (iii) alleged violations of Sections 20(a) and 20(A) of the Exchange Act by a shareholder. The consolidated amended complaint also asserts claims on behalf the subclass for (i) alleged violations of Section 11 of the Securities Act by the Company, certain of the Company’s current directors and former officers, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (ii) alleged violations of Section 12 of the Securities Act by the Company, certain of the Company’s current directors and former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (iii) alleged violations of Section 15 of the Securities Act by the Company, certain of the Company’s former officers, and a shareholder of the Company.

On December 10, 2015, the Company and certain of its current and former officers and directors entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the consolidated securities class action lawsuit, Thomas, et al. v. MagnaChip Semiconductor Corp. et al., Civil Action No. 3:14-CV-01160-JST, pending in the United States District Court for the Northern District of California (the “Class Action Litigation”). On February 5, 2016, the plaintiffs in the consolidated securities class action filed a motion for preliminary approval of the settlement, as well as the stipulation and agreement of settlement and related exhibits. The Court has scheduled a hearing on the motion for preliminary approval of the settlement for March 17, 2016. The stipulation and agreement of settlement release settlement releases all claims asserted against all defendants in the Class Action Litigation except for Avenue Capital Management II, L.P. and does not release claims asserted in the derivative actions Hemmingson, et al. v. Elkins, et al., No. 1-15-CV-278614 (PHK) (Cal. Super. Ct. Santa Clara Cnty.) and Bushansky v. Norby, et al., No. 1-15-CV-281284 (PHK) (Cal. Super. Ct. Santa Clara Cnty.) (the “Derivative Actions”). The stipulation and agreement of settlement provides for an aggregate settlement payment by the Company of $23.5 million, which includes all attorneys’ fees, costs of administration and plaintiffs’ out-of-pocket expenses, lead plaintiff compensatory awards and disbursements. The Company expects the settlement will be fully funded by insurance proceeds. The settlement includes the dismissal of all claims against the Company and the named individuals in the Class Action Litigation without any liability or wrongdoing attributed to them. The settlement remains subject to stockholder notice, court approval and other customary conditions.

The Company has recorded the $23.5 million of the obligation as accrued expenses in the consolidated balance sheets as of December 31, 2015 and as selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015. The Company has recorded $29.6 million of the proceeds from the insurers as other receivables in the consolidated balance sheets as of December 31, 2015 and as a deduction of the selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015.

SEC Enforcement Staff Review

In March 2014, the Company voluntarily reported to the SEC that the Company’s Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced the Independent Investigation. Over the course of 2014 and the first two quarters of 2015, the Company voluntarily produced documents to the SEC

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

regarding the various accounting issues identified during the Independent Investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with its investigation. The Company will continue to cooperate with the SEC in this investigation, and has produced documents in response to the subpoena. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above.

Shareholder Derivative Complaints

A shareholder derivative action was filed in the Superior Court of the State of California in and for Santa Clara County on March 25, 2015, naming as defendants certain of the Company’s current directors and former and now-former officers, as well as a shareholder of the Company, and naming the Company as a nominal defendant. The complaint in this action asserts claims for (i) alleged breaches of fiduciary duty by certain of the Company’s current directors and former and now-former officers for purportedly knowingly failing to maintain adequate internal controls over its accounting and reporting functions and disseminating to stockholders certain alleged materially false and misleading statements, (ii) alleged breaches of fiduciary duty by certain of the Company’s current directors and a current shareholder of the Company for purported insider trading, and (iii) alleged unjust enrichment by a shareholder of the Company for purported insider trading.

On June 1, 2015, a shareholder derivative action was filed in the Superior Court of the State of California, Santa Clara County. The complaint names as defendants certain of the Company’s current directors and former officers, and a shareholder of the Company, with the Company being named as a nominal defendant. The complaint asserts claims for (i) alleged breaches of fiduciary duties by certain of the Company’s current directors and former officers for knowingly failing to maintain adequate internal controls over the Company’s accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements; and (ii) alleged aiding and abetting of such breaches of fiduciary duties by all defendants.

Furthermore, by letter dated May 28, 2015, a purported shareholder demanded to inspect certain of the Company’s books and records, pursuant to Section 220 of the General Corporation Law of the State of Delaware (8 Del. C. § 220). The demand’s stated purpose is to investigate alleged breaches of fiduciary duty by certain of the Company’s current and former directors, officers, and senior management and otherwise evaluate whether to initiate a derivative action on the Company’s behalf.

For further development of the Derivative Actions, see Note 23, “Subsequent Events.”

19. Related Party Transactions

Stockholders

Funds affiliated with Avenue Capital Management II, L.P. (“Avenue”) owned 11.8% of the Company’s common stock issued and outstanding at December 31, 2015.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

20. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, 2015 and 2014, respectively:

	Year Ended December 31,
	2015	2014
Foreign currency translation adjustments	$(190)	$(35,551)
Derivative adjustments	(41)	485

Total	$(231)	$(35,066)

Changes in accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 are as follows:

Year Ended December 31, 2015	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(35,551)	$485	$—	$(35,066)

Other comprehensive income (loss) before reclassifications	35,361	(3,748)	—	31,613
Amounts reclassified from accumulated other comprehensive income	—	3,222	—	3,222

Net current-period other comprehensive income (loss)	35,361	(526)	—	34,835

Ending balance	$(190)	$(41)	$—	$(231)

Year Ended December 31, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(57,326)	$6,587	$681	$(50,058)

Other comprehensive income (loss) before reclassifications	21,775	(69)	1,201	22,907
Amounts reclassified from accumulated other comprehensive income	—	(6,033)	(1,882)	(7,915)

Net current-period other comprehensive income (loss)	21,775	(6,102)	(681)	14,992

Ending balance	$(35,551)	$485	$—	$(35,066)

Year Ended December 31, 2013	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(43,599)	$2,074	$75	$(41,450)

Other comprehensive income (loss) before reclassifications	(13,727)	7,497	606	(5,624)
Amounts reclassified from accumulated other comprehensive income	—	(2,984)	—	(2,984)

Net current-period other comprehensive income (loss)	(13,727)	4,513	606	(8,608)

Ending balance	$(57,326)	$6,587	$681	$(50,058)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

21. Loss per Share

The following table illustrates the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2015	2014	2013
Net loss	$(84,867)	$(117,232)	$(64,203)
Weighted average common stock outstanding
Basic	34,380,517	34,055,513	35,232,194
Diluted	34,380,517	34,055,513	35,232,194
Loss per share
Basic	$(2.47)	$(3.44)	$(1.82)
Diluted	$(2.47)	$(3.44)	$(1.82)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they would have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2015	2014	2013
Options	3,179,899	3,215,945	2,944,645
Warrants	—	—	1,426,330
Restricted Stock Units	135,370	—	—

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

22. Unaudited Quarterly Financial Results

The following tables present selected unaudited Consolidated Statements of Operations for each quarter of the years ended December 31, 2015 and 2014.

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$164,885	$162,015	$154,382	$152,430
Gross profit	34,977	35,286	34,699	29,902
Operating loss	(12,213)	(15,233)	(7,858)	(7,630)
Net income (loss)	$(20,029)	$(30,626)	$(57,066)	$22,854
Earnings (loss) per share:
Basic	$(0.59)	$(0.90)	$(1.65)	$0.66
Diluted	$(0.59)	$(0.90)	$(1.65)	$0.66
Weighted average common stock outstanding:
Basic	34,056,468	34,092,402	34,664,246	34,698,777
Diluted	34,056,468	35,092,402	34,664,246	34,713,034

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$164,164	$172,070	$194,332	$167,652
Gross profit	40,277	35,457	42,630	34,498
Operating loss	(7,887)	(19,348)	(19,482)	(30,409)
Net income (loss)	$(21,605)	$15,010	$(46,807)	$(63,830)
Earnings (loss) per share:
Basic	$(0.63)	$0.44	$(1.37)	$(1.87)
Diluted	$(0.63)	$0.43	$(1.37)	$(1.87)
Weighted average common stock outstanding:
Basic	34,052,875	34,056,359	34,056,359	34,056,413
Diluted	34,052,875	35,177,915	34,056,359	34,056,413

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

23. Subsequent Events

Settlement of Derivative Actions

Effective as of January 11, 2016, the Company entered into an agreement in principle to settle the shareholder derivative action captioned Hemmingson, et al. v. Elkins, et al., No. 1-15-CV-278614 (PHK) (the “Hemmingson Action”) that is currently pending in the California Superior Court, Santa Clara County, against the Company and certain of its current and former officers and directors. The proposed settlement provides for the resolution of all of the pending claims against the Company and the individual defendants in the Hemmingson Action, without any liability or wrongdoing attributed to them. The proposed settlement provides for an aggregate payment from the Company defendants’ directors and officers insurance policies of $3 million to be made to an escrow account, which will be remitted to the Company once the settlement becomes final, less (i) any applicable costs of such escrow account, (ii) any amount awarded by the court to the plaintiff’s counsel for attorney’s fees and litigation expenses and (iii) the cost of providing notice of the settlement to the Company’s stockholders. The proposed settlement also requires that the Company implement certain corporate governance measures.

On January 12, 2016, the Company notified the court of the proposed settlement. On January 22, the parties filed the executed Stipulation of Settlement and related documents with the Court. The parties advised the Court that plaintiffs will file a motion for preliminary approval of the settlement following completion of confirmatory discovery.

On January 20, 2016, the Company reached an agreement in principle with the plaintiff’s representatives to settle the shareholder derivative action captioned Bushansky v. Norby, et al., No. 1-15-CV-281284 (PHK) that is currently pending in the California Superior Court, Santa Clara County, against the Company and certain of its current and former officers and directors (the “Bushansky Action”). The parties entered into and filed a Stipulation of Settlement with the court on January 22, 2016, in which they agreed, among other things, that the Bushansky action would be dismissed with prejudice as part of the settlement of the Hemmingson Action (together with the Bushansky Action, the “Derivative Actions”). The proposed settlement of the Derivative Actions remains subject to stockholder notice, court approval and other customary conditions.

The Derivative Actions are more fully described in Note 18, “Commitments and Contingencies”.

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

Management of the Company, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2015. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015 as a result of material weaknesses in internal control over financial reporting that still existed as of December 31, 2015 described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and our Principal Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, because of the material weaknesses in internal control over financial reporting described below.

Rule 12b-2 under the Exchange Act of 1934, and Rule 1-02 of Regulation S-X defines a “material weakness” as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, we have concluded that the material weaknesses noted below existed in the Company’s internal control over financial reporting as of December 31, 2015.

Period End Closing and Financial Reporting:

We did not operate effective period end closing and financial reporting controls over the completeness and accuracy of our non-routine manual journal entries. Specifically, controls over the analysis, documentation, review and approval of the non-routine manual journal entries were not operated effectively as designed to ensure the accuracy and completeness of the entries recorded.

Income Tax Accounting and Disclosures:

We did not operate an effective control over the completeness and accuracy of our income tax accounting and disclosures. Specifically, the control over the analysis and review of current income taxes was not operated effectively as designed to ensure the accuracy and completeness of the entries recorded.

These material weaknesses could result in further misstatements of the financial statements or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

(c) Remediation of Prior Year Material Weaknesses

As previously disclosed in Part II, Item 9A of the 2014 Form 10-K, we identified material weaknesses in our internal control over financial reporting as of December 31, 2014 as described below.

During 2014 and 2015, we redesigned our internal controls and effectively operated in a manner to allow management to conclude that these material weaknesses have been fully remediated as of December 31, 2015.

Control Environment:

As of December 31, 2014, we did not maintain an effective control environment based on the criteria established in the COSO Framework. Specifically, we did not maintain a control environment that effectively emphasized (i) an attitude of integrity and ethics against the pressure to achieve sales, gross margin and adjusted EBITDA targets, (ii) adherence to U.S. GAAP, (iii) utilization of the whistleblower program, and (iv) prevention or detection of undisclosed business practices involving the circumvention of internal controls, resulting in the inaccurate accounting for certain transactions with respect to sales, cost of sales, inventory, fixed assets, provisions and income taxes, among others. In addition, we did not maintain an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements under U.S. GAAP.

During 2014 and 2015, we took the following measures to remediate the control environment material weakness:

•

The Company appointed YJ Kim as Chief Executive Officer and a member of the Company’s Board of Directors, and Jonathan Kim as Chief Financial Officer. Both held the same posts on an interim basis since the second quarter of 2014.

•	We took steps to communicate our expectation of the enhanced compliance with high ethical standards by providing ethical guidelines and other forms of internal communications to all employees.

•

We provided mandatory ethics compliance trainings for all employees, which included a pledge to comply with the Company’s Code of Business Conduct and Ethics. Through such employee training sessions, we specifically emphasized the importance of our whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, and violations of our Code of Business Conduct and Ethics or other topics.

•

During 2014 and 2015, we (i) strengthened the Company’s accounting and finance teams by hiring full-time employees with extensive U.S. GAAP experience, (ii) established a detailed revenue recognition policy including logical criteria to decide whether necessary conditions for revenue recognition were fully met in accordance with U.S.GAAP, and (iii) facilitated U.S. GAAP training programs for relevant employees.

•

We implemented a sub-certification process, which requires that certain employees certify on a quarterly basis that they have no knowledge of (i) any transaction of which terms deviate from the terms of written sales or purchasing contracts, (ii) any undisclosed or unauthorized transaction that should be communicated to the authorized personnel in the accounting team, and (iii) any irregular activities that were not conducted in the ordinary course of business, including inappropriate decision-making and non-compliance with applicable regulations, policies and procedures.

•

We hired a senior level employee with expertise in the area of tax accounting and reporting, and used an outside professional advisor to (i) manage and oversee income tax matters comprehensively, (ii) consult with the management team, and (iii) train accounting employees with regard to tax accounting, disclosure practices and rules and regulations.

Monitoring Activities:

As of December 31, 2014, we did not effectively evaluate and communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective actions. Specifically, we did not maintain an effective internal audit function whereby the internal control team exercised full authority to independently report to the Audit Committee in order to provide adequate monitoring of control activities related to financial reporting throughout the organization. As a result, (i) the Company’s monitoring activities, including internal audit function that should have prevented or detected errors or failure to abide by internal controls were not effective; and (ii) incomplete information was provided to the Company’s Audit Committee, which limited the Audit Committee’s ability to effectively oversee the accounting and financial reporting processes and internal control over financial reporting of the Company.

During 2014 and 2015, we took the following measures to remediate the monitoring activities material weakness:

•	During 2014, we hired a new Director of Compliance and Internal Audit, whose primary duties are to design, implement, and operate our internal control over financial reporting

•

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

(d) Remediation Efforts Over Remaining Material Weaknesses

Period End Closing and Financial Reporting:

During 2015, we have implemented our internal controls in the period-end closing and financial reporting process to: (i) require appropriate internal and external evidences to be prepared for certain type of routine journal entries; (ii) improve the methods of reconciliation, confirmation, verification, observation, period end cut-off test, and analysis of each accounts in a timely manner; and (iii) assign appropriate roles and responsibilities for more comprehensive review procedures, including the involvement of finance and operational managers, in order to strengthen controls over the completeness and accuracy of manual journal entries. However, material weaknesses in our period end closing and financial reporting controls over non-routine manual journal entries described above will not be considered remediated until controls over the completeness and accuracy of manual journal entries operate effectively for a sufficient period of time.

Income Tax Accounting and Disclosures:

During 2015, we have implemented our procedures and controls over tax accounting and reporting by ensuring that we, on a timely basis: (i) review rules and regulations of tax jurisdictions relevant to each of our consolidated entities; (ii) review related accounting implications with respect to current income taxes, deferred income taxes, uncertain tax positions and related disclosures; and (iii) improve the competency of our accounting employees through ongoing training on income tax accounting, disclosure practices, and rules and regulations. However, material weakness in our control over income tax accounting and disclosures described above will not be considered remediated until controls over the analysis and review of current income taxes operate effectively for a sufficient period of time.

(e) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our executive officers is included in “Item 1. Business—Executive Officers of the Company.” The other information required by this item is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2016 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on March 11, 2011).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.2	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.3	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.4	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

Exhibit No.	Exhibit Description

4.5	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.18	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

Exhibit No.	Exhibit Description

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Separation Agreement, effective July 31, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on February 12, 2015).

10.27*	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.28-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.28*	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe (incorporated by reference to Exhibit 10.29-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.29*	Separation Agreement, effective April 12, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Margaret Sakai (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on February 12, 2015).

10.30*	Separation Agreement, effective June 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2015).

10.31*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.33*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.33-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

Exhibit No.	Exhibit Description

10.34-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.35*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.35-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.36*#	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee.

10.36-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.37*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.43*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.44	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K filed on March 8, 2012).

Exhibit No.	Exhibit Description

10.45	Exchange and Registration Rights Agreement, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation and Barclays Capital Inc., as representative for the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2013).

12.1#	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	February 22, 2016
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jonathan W. Kim	February 22, 2016
Jonathan W. Kim, Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Michael Elkins	February 22, 2016
Michael Elkins, Director

/s/ Randal Klein	February 22, 2016
Randal Klein, Director

/s/ Ilbok Lee	February 22, 2016
Ilbok Lee, Director

/s/ Douglas Norby	February 22, 2016
R. Douglas Norby, Non- Executive Chairman of the Board of Directors

/s/ Gary Tanner	February 22, 2016
Gary Tanner, Director

/s/ Nader Tavakoli	February 22, 2016
Nader Tavakoli, Director

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on March 11, 2011).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.2	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.3	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.4	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.5	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

A-131

Exhibit No.	Exhibit Description

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.18	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

A-133

Exhibit No.	Exhibit Description

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Separation Agreement, effective July 31, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on February 12, 2015).

10.27*	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.28-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.28*	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe (incorporated by reference to Exhibit 10.29-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.29*	Separation Agreement, effective April 12, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Margaret Sakai (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on February 12, 2015).

10.30*	Separation Agreement, effective June 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2015).

10.31*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.33*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.33-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.34-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

Exhibit No.	Exhibit Description

10.35*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.35-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.36*#	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee.

10.36-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.37*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.43*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.44	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K filed on March 8, 2012).

10.45	Exchange and Registration Rights Agreement, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation and Barclays Capital Inc., as representative for the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2013).

12.1#	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

Exhibit No.	Exhibit Description

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

A-6