Form 10-K/A
period 2015-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2016-04-29
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $225,946,119

As of March 31, 2016, the registrant had 34,698,904 shares of common stock outstanding.

Explanatory Note

MagnaChip Semiconductor Corporation (“MagnaChip,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or this “Report”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2016 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety. In addition, we are also including Exhibits 31.3 and 31.4 required by the filing of this Amendment and have consequently amended and restated Part IV, Item 15 of the Original 10-K Filing as set forth herein. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
R. Douglas Norby	80	Non-Executive Chairman of the Board of Directors, Chair of the Audit Committee, and Member of the Nominating and Corporate Governance Committee, the Risk Committee and the Strategic Review Committee
Michael Elkins	48	Director, Chair of the Compensation Committee, and Member of the Audit Committee, the Nominating and Corporate Governance Committee and the Finance Committee
Randal Klein	50	Director, Chair of the Finance Committee, Chair of the Strategic Review Committee and Member of the Risk Committee
Ilbok Lee	70	Director, Chair of the Nominating and Corporate Governance Committee, and Member of the Compensation Committee, the Risk Committee and the Strategic Review Committee
Gary Tanner	63	Director, Member of the Audit Committee, the Strategic Review Committee and the Finance Committee
Nader Tavakoli	58	Director, Chair of the Risk Committee, and Member of the Audit Committee and the Compensation Committee
Young-Joon (YJ) Kim	51	Director, Chief Executive Officer
Tae Jong Lee	53	Executive Vice President and General Manager, Foundry Services Group
Woung Moo Lee	53	Executive Vice President and General Manager, Standard Products Group
Jonathan Kim	42	Chief Financial Officer, Executive Vice President and Chief Accounting Officer
Theodore Kim	47	Chief Compliance Officer, Executive Vice President, General Counsel and Secretary

R. Douglas Norby, Non-Executive Chairman of the Board of Directors, Chair of the Audit Committee, and Member of the Nominating and Corporate Governance Committee, the Risk Committee and the Strategic Review Committee. Mr. Norby became our Non-Executive Chairman of the Board of Directors in May 2014 and our director and Chair of the Audit Committee in March 2010. Mr. Norby retired from full time employment in July 2006. Mr. Norby previously served as our director and Chair of the Audit Committee from May 2006 until October 2008. Mr. Norby served as Senior Vice President and Chief Financial Officer of Tessera Technologies, Inc. (“Tessera”), a public semiconductor intellectual property company, from July 2003 to January 2006. Mr. Norby worked as a management consultant with Tessera from May 2003 until July 2003 and from January 2006 to July 2006. Mr. Norby served as Chief Financial Officer of Zambeel, Inc., a data storage systems company, from March 2002 until February 2003, and as Senior Vice President and Chief Financial Officer of Novalux, Inc., an optoelectronics company, from December 2000 to March 2002. Prior to his tenure with Novalux, Inc., Mr. Norby served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation from November 1996 to December 2000. Mr. Norby is a director of Alexion Pharmaceuticals, Inc., STATS ChipPAC Ltd. and Singulex, Inc. (a private company). Mr. Norby was a director of Invensense Inc. from September 2009 until July 2014, Ikanos Communications, Inc. from January 2011 until December 2012 and Intellon Corporation from May 2007 to December 2009. Mr. Norby received a B.A. degree in Economics from Harvard University and an M.B.A. from Harvard Business School. Our Board of Directors has concluded that Mr. Norby should serve on the Board of Directors based upon his extensive experience as a chief financial officer, his extensive experience in accounting and his experience as a public company director and audit committee chair.

Michael Elkins, Director, Chair of the Compensation Committee, and Member of the Audit Committee, the Nominating and Corporate Governance Committee and the Finance Committee. Mr. Elkins became our director in November 2009. He is currently self-employed as an investor and business consultant. From 2004 to 2012, Mr. Elkins was employed by affiliates of Avenue Capital Management II, L.P. (referred to collectively as “Avenue” herein), most recently as a Portfolio Manager of the Avenue U.S. Funds. In such capacity, Mr. Elkins was responsible for assisting with the direction of the investment activities of the Avenue U.S. strategy. Prior to joining Avenue, Mr. Elkins was a Portfolio Manager and Trader with ABP Investments US, Inc. While at ABP, he was responsible for actively managing high yield investments using a total return and special situations strategy. Prior to ABP, Mr. Elkins served as a Portfolio Manager and Trader for UBK Asset Management, after joining the company as a High Yield Credit Analyst. Previously, Mr. Elkins was a Credit Analyst for both Oppenheimer & Co., Inc. and Smith Barney, Inc. Mr. Elkins has served on the board of directors of Bowlmor AMF, a consumer bowling and leisure company, since August 2013. Mr. Elkins previously served on the board of directors of QCE Finance LLC, a restaurant franchise company, Trump Entertainment, a casino company, American Media, Inc., a media brands and magazine publishing company, Vertis Communication, an advertising services company, Milacron LLC, a plastics-processing technologies and industrial fluids supplier, and Ion Media Networks, Inc., a broadcast television station. Mr. Elkins serves or has served on the board of directors of each of these companies, all of which are private companies, in connection with a reorganization or refinancing involving affiliates of Avenue and as a result of his past position and association with Avenue. Mr. Elkins holds a B.A. in Marketing from George Washington University and an M.B.A. in Finance from the Goizueta Business School at Emory University. Our Board of Directors has concluded that Mr. Elkins should serve on the Board of Directors based upon his more than 15 years of investment portfolio management experience, including over 10 years investing in technology companies, including the semiconductor sector.

Randal Klein, Director, Chair of the Finance Committee, Chair of the Strategic Review Committee, and Member of the Risk Committee. Mr. Klein became our director in November 2009. Mr. Klein joined Avenue in 2004, and is currently a Portfolio Manager at Avenue responsible for directing the investment activities of the Avenue Trade Claims funds, and also assists with the direction of the investment activities of the Avenue U.S. strategy with a particular focus on restructurings and transactions. Previously, Mr. Klein was a Senior Vice President of the Avenue U.S. Funds. In such capacity, Mr. Klein was responsible for managing restructuring activities and identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy. Prior to joining Avenue, Mr. Klein was a Senior Vice President at Lehman Brothers, where his responsibilities included restructuring advisory work, financial sponsors coverage, mergers and acquisitions and corporate finance. Prior to Lehman, Mr. Klein worked in sales, marketing and engineering as an aerospace engineer for The Boeing Company. Mr. Klein holds a B.S. in Aerospace Engineering, conferred with Highest Distinction from the University of Virginia, and an M.B.A. in Finance, conferred as a Palmer Scholar, from the Wharton School of the University of Pennsylvania. Our Board of Directors has concluded that Mr. Klein should serve on the Board of Directors based upon his 20 years of experience as a financial advisor and investment manager.

Ilbok Lee, Director, Chair of the Nominating and Corporate Governance Committee, and Member of the Compensation Committee, the Risk Committee and the Strategic Review Committee. Dr. Lee became our director in August 2011. Dr. Lee is the Chairman and Chief Executive Officer of Silego Technology, Inc., a semiconductor company, or Silego, serving as Chairman since March 2015 and as Chief Executive Officer since Silego’s inception in October 2001. He also served as Silego’s President from October 2001 until March 2015. From April 1999 to September 2001, Dr. Lee served as Senior Vice President and General Manager of the Timing Division at Cypress Semiconductor Corp., a public semiconductor company, and from May 1992 to March 1999 served as President and Chief Executive Officer of IC Works, Inc., a semiconductor company he co-founded that was acquired by Cypress in 2001. Dr. Lee co-founded Samsung Semiconductor, Inc. (U.S.A.) in July 1983 and served in various positions at the company, including President and Chief Executive Officer, until May 1992. Prior to Samsung, Dr. Lee served in various technical and managerial positions at Intel and National Semiconductor. Dr. Lee served as a member of the board of directors for Sierra Monolithic, a privately held semiconductor company, from 2002 through 2009. Dr. Lee received a Ph.D. and M.S.E.E. from the University of Minnesota and a B.S.E.E. from Seoul National University. Our Board of Directors has concluded that Dr. Lee should serve on the Board of Directors based upon his extensive experience in the semiconductor industry.

Gary Tanner, Director and Member of the Audit Committee, the Strategic Review Committee and the Finance Committee. Mr. Tanner became our director in August 2015. Mr. Tanner served as Executive Vice President and Chief Operations Officer of International Rectifier Corporation from January 2013 to July 2015. Mr. Tanner also served as a Director at STATS ChipPac Ltd. from July 2012 until August 2015. Prior to joining International Rectifier Corporation, Mr. Tanner was the principal in GWT Consulting and Investments LLC, a firm that provided consulting services to International Rectifier Corporation from January through December 2012. Mr. Tanner previously served as Chief Executive Officer at Zarlink Semiconductor, Inc. (“Zarlink”), from May 2011 to October 2011, when Zarlink was acquired by Microsemi Corporation in October 2011. Prior to his role as Chief Executive Officer of Zarlink, from November 2009 to May 2011, Mr. Tanner served as Chief Operating Officer at that company. Mr. Tanner joined Zarlink in August 2007 as Senior Vice President of Worldwide Operations via the acquisition of Legerity, Inc., where Mr. Tanner served as the Vice President of Operations. Before Zarlink, Mr. Tanner worked for nine years at Intel Corporation, where he held various positions managing domestic and international manufacturing operations. Prior to Intel, Mr. Tanner held various management positions in fab operations at National Semiconductor, Texas Instruments and NCR Corporation. Our Board of Directors has concluded that Mr. Tanner should serve on the Board of Directors based upon his extensive experience in the semiconductor industry.

Nader Tavakoli, Director, Chair of the Risk Committee, and Member of the Audit Committee and the Compensation Committee. Mr. Tavakoli became our director in November 2009. Mr. Tavakoli is President and Chief Executive Officer of Ambac Financial Group, Inc., or AFG, a financial services company, since January 1, 2016. Mr. Tavakoli also serves as a director of AFG since May 2013, and was co-chairman of the board of AFG from May 2013 until December 2014. In addition, Mr. Tavakoli serves as the Executive Chairman of AFG’s wholly owned subsidiary, Ambac Assurance Corporation, or AAC, from January 1, 2015 to May 7, 2016, and served as a member of the audit committee and chairman of the compensation committee of AFG and AAC from May 2013 until December 2014. Mr. Tavakoli is also the Chairman and Chief Executive Officer of EagleRock Capital Management, a private investment partnership based in New York City. Prior to founding EagleRock in 2002, Mr. Tavakoli managed substantial investment portfolios with Odyssey Partners and Highbridge Capital Management. During his nearly 25 year investment career, Mr. Tavakoli has made substantial investments across numerous industries, including significant investments in semiconductor, technology and telecommunications companies. Mr. Tavakoli began his professional career as an attorney with the New York City law firm of Milbank, Tweed, Hadley and McCloy, where he represented institutional clients in banking, litigation and corporate restructuring matters. Mr. Tavakoli was a director of NextWave Wireless, Inc., prior to that company’s acquisition by AT&T Inc. in January 2013. Mr. Tavakoli also serves on the board of MF Global Holding Ltd., and also serves as the company’s Litigation Trustee, pursuing claims against former management and others on behalf of the company. Mr. Tavakoli is the past chair of the Montclair State University Foundation Board and its investment committee. Mr. Tavakoli holds a B.A. in History from Montclair State University, where he was selected Valedictorian, and a Juris Doctor from the Rutgers Law School, where he was an Editor of the Rutgers Law Review. Our Board of Directors has concluded that Mr. Tavakoli should serve on the Board of Directors based upon his extensive investing and corporate governance experience.

Young-Joon (YJ) Kim, Director, Chief Executive Officer. Mr. YJ Kim became our director and Chief Executive Officer in May 2015, after serving as Interim Chief Executive Officer since May 2014. Mr. YJ Kim served as our General Manager, Semiconductor Manufacturing Services, from May 2015 to November 2015 and previously served as our General Manager, Display Solutions Division from May 2013 to May 2015 and as our Executive Vice President from May 2013 to May 2014 until he became our Interim Chief Executive Officer. Prior to joining our Company, Mr. YJ Kim served at Cavium, Inc., a leading provider of semiconductor products that enable secure and intelligent processing for enterprise, data center, cloud, wired and wireless networking, from June 2006 to April 2013, most recently as Vice President, Infrastructure Processor Division, and General Manager at the Multi-Core Processor Group. Prior to Cavium, Mr. YJ Kim served as Core Team Lead and General Manager of Tolapai Program at Intel Corporation from August 2004 to June 2006. Mr. YJ Kim also served as Director of Marketing at Samsung Semiconductor, Inc. from June 1996 to May 1998. In 1988, Mr. YJ Kim began his career as a product engineer at Intel Corporation. In 1998, Mr. YJ Kim co-founded API Networks, a joint venture between Samsung and Compaq specializing in alpha processors, where he served as the head of product management, worldwide sales and business development. Mr. Kim has over twenty-seven years of experience in the semiconductor industry, covering engineering, marketing, product development, strategic planning and general management for microprocessors, network processors, FLASH, EPROM, analog, mixed-signal, sensors, workstations and servers. Mr. YJ Kim holds B.S. and M.Eng degrees in Electrical Engineering from Cornell University. Our Board of Directors has concluded that Mr. YJ Kim should serve as a director based on his understanding of the Company’s products and technology as our Chief Executive Officer and his deep knowledge of the semiconductor industry.

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

Jonathan Kim, Chief Financial Officer, Executive Vice President and Chief Accounting Officer. Mr. J. Kim became our Chief Financial Officer and Executive Vice President in May 2015, after serving as our Interim Chief Financial Officer, Chief Accounting Officer and Senior Vice President since March 2014. Prior to joining our Company, Mr. J. Kim served since July 2010 as the Chief Financial Officer of Startforce, Inc., a VC backed desktop virtualization company, which was acquired in February 2011 by ZeroDesktop, Inc., a leading developer of next-generation desktop virtualization and cloud computing solutions. Mr. J. Kim continued to serve as the Chief Financial Officer at ZeroDesktop through March 2014. Mr. J. Kim also served a principal at a Silicon Valley based investment and advisory firm where he led investments in startup companies in the U.S. and Korea. Mr. J. Kim began his career in public accounting and held various positions with Deloitte for nearly ten years, serving Global Fortune 500 and U.S. multinational publicly traded clients in the Technology, Media & Telecommunication sectors. Mr. J. Kim holds a B.A. degree in Business Administration from the Foster School of Business at University of Washington and is a Certified Public Accountant.

Theodore Kim, Chief Compliance Officer, Executive Vice President, General Counsel and Secretary. Mr. T. Kim became our Chief Compliance Officer and Executive Vice President in May, 2015, and became our General Counsel and Secretary in November 2013. Mr. T. Kim previously served as our Senior Vice President from November 2013 to May 2015. Prior to joining our Company, Mr. T. Kim served as Head Lawyer, Global Business Development at Samsung Fire & Marine Insurance from October 2012 to October 2013. Mr. T. Kim was employed by Gibson, Dunn & Crutcher LLP, a law firm, from October 2005 to July 2012, serving most recently as Of Counsel. Prior to that, he served as Foreign Legal Consultant at Kim & Chang, a law firm in Korea, from 2001 to 2005. Mr. T. Kim holds a B.A. degree in Economics and a B.S. degree in Mechanical Engineering from the University of California, Irvine, and a J.D. degree from the University of California, Los Angeles, School of Law.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2015 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were in compliance with Section 16(a).

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. We will provide a copy of our Code of Business Conduct and Ethics without charge to any person upon written request made to our Secretary at MagnaChip Semiconductor Corporation, c/o MagnaChip Semiconductor, Inc., 60 South Market Street, Suite 750, San Jose, CA 95113. Our Code of Business Conduct and Ethics is also available on our website at www.magnachip.com. We will disclose any waivers or amendments to the provisions of our Code of Business Conduct and Ethics on our website.

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

Committees

The Board of Directors has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Committee. The Board of Directors has two ad hoc committees: the Finance Committee and the Strategic Review Committee.

The Board of Directors has adopted written charters for the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Committee. These charters, as well as our Code of Business Conduct and Ethics and the Corporate Governance Guidelines, are posted and available on our website at www.magnachip.com. The information on or accessible through our website is not a part of or incorporated by reference in this Report.

Audit Committee

Our Audit Committee consists of Mr. Norby, as Chair, Mr. Elkins, Mr. Tanner and Mr. Tavakoli. Our Board of Directors has determined that Mr. Norby is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Our Board of Directors has also determined that each of Mr. Norby, Mr. Elkins, Mr. Tanner and Mr. Tavakoli is independent as that term is defined in Section 303A of the New York Stock Exchange (“NYSE”) listing standards and Rule 10A-3 promulgated under the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee charter is posted and available on our website at www.magnachip.com. The information on or accessible through our website is not a part of or incorporated by reference in this Report. In making such determination of independence for Mr. Elkins, the Board of Directors specifically considered Mr. Elkins’ previous employment and consulting arrangement with Avenue.

Compensation Committee

Our Compensation Committee consists of Mr. Elkins, as Chair, Dr. Lee and Mr. Tavakoli. Our Board of Directors has determined that each of Mr. Elkins, Dr. Lee and Mr. Tavakoli is independent under applicable NYSE listing standards. In making such determination of independence for Mr. Elkins, the Board of Directors specifically considered Mr. Elkins’ previous employment and consulting arrangement with Avenue.

The Compensation Committee has overall responsibility for evaluating and approving our executive officer and director compensation plans, policies and programs, as well as all equity-based compensation plans and policies.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Dr. Lee, as Chair, Mr. Elkins and Mr. Norby. Our Board of Directors has determined that each of Dr. Lee, Mr. Elkins and Mr. Norby is independent under applicable NYSE listing standards.

The Nominating and Corporate Governance Committee identifies individuals qualified to become board members, recommends director nominees, recommends board members for committee membership, develops and recommends corporate governance principles and practices, oversees the evaluation of our Board of Directors and its committees and formulates a description of the skills and attributes of desirable board members. The Nominating and Corporate Governance Committee will also consider candidates recommended by our stockholders so long as the proper procedures are followed.

Risk Committee

Our Risk Committee consists of Mr. Tavakoli, as Chair, Mr. Norby, Mr. Klein and Dr. Lee. The Risk Committee assists the Board of Directors in its oversight of the Company’s management of key risks, as well as the guidelines, policies and processes for monitoring and mitigating such risks. The Risk Committee’s primary responsibility is to oversee and approve the implementation of Company-wide risk and crisis management best practices. Other responsibilities of the Risk Committee include providing input to management in identifying, assessing, mitigating and monitoring enterprise-wide risks the Company faces and reviewing the Company’s business practices, compliance activities and enterprise risk management and making recommendations to the Board of Directors related to such review.

Finance Committee

Our Finance Committee consists of Mr. Klein, as Chair, Mr. Elkins and Mr. Tanner. The Finance Committee was established by the Board of Directors on August 13, 2014. The Finance Committee reviews, oversees, analyzes, monitors and makes recommendations to the Board of Directors with respect to financial matters affecting the Company and its subsidiaries, including capital structure plans and strategies, corporate treasury and banking functions, working capital budgeting management, compliance with debt covenants and communications with statistical rating organizations and other credit rating agencies, capital expenditure plans and projects, financial investment plans and strategies, intercompany transfers, plans and strategies for hedging, material financing plans, tax structures and planning initiatives and annual budgeting.

Strategic Review Committee

Our Strategic Review Committee consists of Mr. Klein, as Chair, Mr. Norby, Mr. Tanner and Dr. Lee. The Strategic Review Committee was established by the Board of Directors on June 16, 2015. The Strategic Review Committee assists the Board of Directors in reviewing, considering and evaluating strategic alternatives that may be available to the Company, including the potential sale of all or a substantial portion of the Company. The Strategic Review Committee is also responsible for making recommendations to the Board of Directors regarding potential transactions and whether any such transaction is fair to, and in the best interests of, the Company and its stockholders. In addition, the Strategic Review Committee may conduct negotiations concerning potential transactions and the terms and conditions thereof and is authorized to select and employ professional advisors in connection with its roles and responsibilities.

Board Leadership Structure

Separation of Chairman and Chief Executive Officer

Our Corporate Governance Guidelines state that the Board of Directors shall elect its Chairman and appoint the Company’s Chief Executive Officer according to its view of what is best for the Company at any given time. The Board of Directors does not believe there should be a fixed rule as to whether the offices of Chairman and Chief Executive Officer should be vested in the same person or two different people, or whether the Chairman should be an employee of the Company or should be elected from among the non-employee directors. The needs of the Company and the individuals available to play these roles may dictate different outcomes at different times, and the Board of Directors believes that retaining flexibility in these decisions is in the best interest of the Company.

Currently, Mr. Norby serves as the Company’s Chairman of the Board of Directors and Mr. YJ Kim serves as the Company’s Chief Executive Officer. The Board of Directors may, however, make changes to its leadership structure in the future as it deems appropriate.

Lead Director

In the event that positions of Chairman and Chief Executive Officer are held by the same person, on an annual basis the independent members of the Board of Directors will select a lead director from the independent directors then serving on the Board of Directors (the “Lead Director”). The length of service as Lead Director is subject to the Board of Directors’s discretion, but will be a minimum of one year. The Lead Director has the authority to call meetings of the independent directors. Mr. Elkins served as Lead Director from February 2013 through May 2014, when Mr. Norby was appointed Chairman of the Board of Directors.

The duties and responsibilities of the Lead Director include: (a) presiding at meetings if requested by the Chairman or in the absence of the Chairman, including presiding at executive sessions of the Board of Directors non-employee directors and executive sessions of the independent directors of the Board of Directors; (b) working with the Chairman and management in preparing Board of Directors meeting agendas and the need for special meetings; (c) facilitating communications between the Board of Directors and management and Board of Directors members’ ability to influence Board of Directors meeting agendas; (d) advising and consult with the Chief Executive Officer and Chairman on matters related to governance and Board of Directors performance; (e) receiving, distribute to the Board of Directors and arrange responses to communications from stockholders; (f) assisting in optimizing the effectiveness of the Board of Directors and its independence from management; (g) serving as liaison between the Chairman and the independent directors; (h) meeting separately with each director at least annually; (i) evaluating the performance of the independent directors; and (j) performing such other duties as requested by the Board of Directors. The Lead Director shall be compensated for his services as determined by the Compensation Committee.

Executive Sessions of the Board of Directors

The Company’s non-management directors meet at regularly scheduled Board of Directors meetings in executive session without management present. In 2015, the Chairman presided over the meetings of the non-management directors. In addition, in accordance with the Corporate Governance Guidelines, the independent members of the Board of Directors meet at least twice a year in executive session, with the Chairman setting the agenda and presiding over such meetings.

Presiding Director

In accordance with our Corporate Governance Guidelines, the presiding director of the Board of Directors is the Chairman of the Board of Directors, if present, or in such person’s absence and if applicable, the Lead Director, or in such person’s absence, the Audit Committee Chairman, or in such person’s absence, the independent director present who has the most seniority on the Board of Directors. The presiding director presides at all meetings of the Board of Directors and is responsible for chairing the Board of Directors’ executive sessions.

Elimination of Classified Board in 2016

On July 9, 2015, the Board of Directors determined to take all necessary action to eliminate the Company’s classified board effective as of the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”). Currently, the Company’s three classes of directors are elected for staggered three-year terms. Under the Board of Directors’ declassification plan, in lieu of a gradual phase-out of the classified Board of Directors, beginning with the 2016 Annual Meeting, all members of the Board of Directors (and/or nominees for election thereto) will stand for election annually, each for a one-year term. Amendments to the Company’s bylaws and other actions required to implement the declassification plan will be effected prior to the 2016 Annual Meeting and will be reported at a later date.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee of our Board of Directors, or the Committee, has overall responsibility for administering our compensation program for our “named executive officers.” The Committee’s responsibilities consist of evaluating, approving and monitoring our executive officer and director compensation plans, policies and programs, as well as each of our equity-based compensation plans and policies. Prior to 2010, compensation decisions were made by the entire Board of Directors and for the discussion that follows, references to the Committee during such period refer to the entire Board of Directors. For 2015, our named executive officers were:

•	Young-Joon Kim, our Chief Executive Officer;

•	Jonathan Kim, our Chief Financial Officer, Executive Vice President and Chief Accounting Officer;

•	Theodore Kim, our Chief Compliance Officer, Executive Vice President, General Counsel and Secretary;

•	Tae Jong Lee, our Executive Vice President and General Manager, Foundry Services Group;

•	Woung Moo Lee, our Executive Vice President and General Manager, Standard Products Group; and

•	Tae Young Hwang, our former Chief Operating Officer and President.

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

Say on Pay Vote and Stockholder Input

The Committee also seeks to ensure that the compensation paid to the Company’s executive officers is aligned with the interests of the Company’s stockholders. In that respect, as part of its ongoing review of the compensation paid to the Company’s executive officers, the Committee considered the approval by approximately 96.8% of the votes cast for the “Say on Pay” vote relating to the compensation of our named executive officers at the Company’s 2015 Annual Meeting of Stockholders and determined that the Company’s executive compensation philosophy, compensation objectives, and compensation elements continued to be appropriate and did not make any changes to the Company’s executive pay program in response to such stockholder vote.

Role of Compensation Consultant

The Committee engages an external compensation consultant to assist it by providing information, analysis and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review. For 2015, the Committee retained Compensia Inc. (“Compensia”), a national compensation consulting firm, to serve as its compensation advisor. This compensation consultant serves at the discretion of the Committee.

During 2015, Compensia provided the following services:

•	assisted the Committee in determining the design and amount equity awards for the key executives and Board members;

•	assisted the Committee in determining the appropriate pool of stock to grant to all employees in 2015; and

•	assisted the Committee in designing the short-term incentive plan for the key executives.

In 2015, Compensia did not provide any services to us other than the consulting services to the Committee. The Committee regularly reviews the objectivity and independence of the advice provided by its compensation consultant on executive compensation. In 2014, the Committee considered the six specific independence factors adopted by the SEC and reflected in the NYSE listing standards and determined that the work of Compensia did not raise any conflicts of interest.

Timing of Compensation Decisions

At the end of each fiscal year, our chief executive officer reviews the performance of the other executive officers and present his conclusions and recommendations to the Committee. At that time and throughout the year, the Committee also evaluates the performance of our chief executive officer, which is measured in substantial part against our consolidated financial performance. In January of the following fiscal year, the Committee then assesses the overall functioning of our compensation plans against our goals, and determines whether any changes to the allocation of compensation elements, or the structure or level of any particular compensation element, are warranted.

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

Elements of Compensation

In making decisions regarding the pay of the named executive officers, the Committee looks to set a total compensation package for each officer that will retain high-quality talent and motivate executives to achieve the goals set by our Board of Directors. Our 2015 compensation package was composed of the following elements:

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

Competitive Positioning

For purposes of comparing our executive compensation against the competitive market, the Committee reviews and considers the compensation levels and practices of a group of comparable technology companies. The companies in this compensation peer group were selected on the basis of their similarity to us in size, industry focus and geographic location.

In October 2014, with the assistance of Compensia, the Committee developed our compensation peer group based on U.S.-based semiconductor companies. We focused on U.S.-based semiconductor companies because our highest ranking executives are U.S. expatriates who have opportunities to work with U.S.-based semiconductor companies. The companies in this compensation peer group were selected on the basis of their similarity to us, based on the following criteria:

•	industry—semiconductors;

•	similar revenue size—~0.5x to ~2.0x our last four fiscal quarter revenue of approximately $856 million (approximately $428 million to approximately $1.7 billion);

•	executive positions similar in breadth, complexity and/or scope of responsibility; and

•	competitors for executive talent.

The Committee approved the use of the market data from this peer group for our December 2014 executive compensation market assessment, which was used for setting executive compensation in 2015:

Cirrus Logic Cypress Semiconductor Diodes Fairchild Semiconductor Integrated Device Tech International Rectifier Intersil Microsemi	OmniVision Technologies PMC-Sierra RF Micro Devices Semtech Silicon Laboratories Spansion SunEdison Semiconductor TriQuint Semiconductor

To analyze the compensation practices of the companies in our compensation peer group, Compensia gathered data from public filings (primarily proxy statements) and from the Radford Global Technology Survey as of July 2014 for companies with annual revenues between $500 million and $1 billion, with median revenues of $739 million. This market data was then used as a reference point for the Committee to assess our current compensation levels in the course of its deliberations on compensation forms and amounts.

The Committee reviews our compensation peer group periodically prior to assessing executive compensation and makes adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group.

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

Base Salary

Base salary is the guaranteed element of an employee’s annual cash compensation. Changes in base salary may be approved by the Committee for an executive if the median levels of base salary compensation for similarly-situated executives in our select peer group have changed, and may be further adjusted based upon the employee’s long-term performance, skill set and the value of that skill. The Committee evaluates the performance of each named executive officer on an annual basis based on the accomplishment of performance objectives that were established at the beginning of the prior fiscal year as well as its own subjective evaluation of the officer’s performance. In making its evaluation, the Committee makes a subjective qualitative assessment of the officer’s contribution to our performance during the preceding year, including leadership, success in attaining particular goals of a division for which that officer has responsibility, our overall financial performance and such other criteria as the Committee may deem relevant, including input from our chief executive officer. The Committee then makes a subjective decision regarding any changes in base salary based on these factors and the data from our select peer group. The Committee does not systematically assign weights to any of the factors it considers, and may, in its discretion, ignore any factors or deem any one factor to have greater importance for a particular executive officer. Base salary adjustments generally take effect in the middle of our fiscal year. The Committee increased base salaries for three of our named executive officers, Mr. YJ Kim, Mr. J. Kim and Mr. T. Kim, for the 2015 fiscal year.

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

For our 2015 fiscal year, the Committee determined that it is in the best interest of the Company to increase the target annual performance bonus percentages for three of our named executive officers, Mr. YJ Kim, Mr. J. Kim and Mr. T. Kim.

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

Under our 2011 Equity Incentive Plan, which replaced the 2009 Common Unit Plan immediately following our corporate conversion, the Committee may grant participants stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based and cash-based awards. Stock options granted under the 2011 Equity Incentive Plan prior to 2015 generally vest over three years following grant, with thirty-four percent of the common stock vesting and becoming exercisable on the first anniversary of grant date and eight or nine percent of the common stock subject to the options vesting on completion of each three-month period thereafter. Stock options granted in 2015 generally vest fifty percent on the date of grant, with the remaining fifty percent vesting and becoming exercisable in three equal annual installments on the first three anniversaries of the grant date. Restricted stock units (“RSUs”) granted under the 2011 Equity Incentive Plan generally vest fifty percent on the date of grant, with the remaining fifty percent vesting in three equal annual installments on the first three anniversaries of the grant date. Settlement of vested RSUs generally occurs as soon as practicable following the vesting date. In granting equity awards, the Committee may establish any conditions or restrictions it deems appropriate. Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Equity Incentive Plan. The fair market value of the stock at the time of grant will generally be the closing price of a share of stock as quoted on the national or regional securities exchange or quotation system constituting the primary market for the stock on the date any grant is made. Prior to the exercise of a stock option or stock appreciation or settlement of an award denominated in units, the holder has no rights as a stockholder with respect to the stock subject to the award, including voting rights and the right to receive dividends. Participants receiving restricted stock awards are stockholders and have both voting rights and the right to receive dividends, except that dividends paid on unvested shares may remain subject to forfeiture until vested. Award vesting ceases upon termination of employment, and vested options and stock appreciation rights remain exercisable only for a limited period following such termination.

The Committee considers granting additional equity compensation in the event of new employment, a promotion or change in job responsibility or a change in median levels of equity compensation for similarly-situated executives at companies in our select peer group or in its discretion to reward or incentivize individual officers. The equity award levels vary among participants based on their job grade and position. The Committee generally seeks to award equity compensation at levels consistent with the median levels for executives at companies in our select peer group, and will also make subjective determinations regarding adjustments to award amounts in light of factors such as the available pool, individual performance and role of executives. For example, the Committee may adjust the size of an award for an individual executive above the equity award level for his or her position if the Committee determines that the executive has provided exceptional performance, or may increase the equity award level for a position above the median level reflected in the select peer group if the position is considered by the Committee to be more critical to our long-term success. The Committee will generally maintain substantially equivalent award levels for executives at equivalent job grades. Equity awards are not tied to base salary or cash incentive amounts.

As a result of our 2009 reorganization proceedings, all previously outstanding common and preferred units and options held by our named executive officers were cancelled. In December 2009, we granted new options to our executives with the option award amounts generally determined based upon the median levels of our select peer group. Thirty-four percent of the common units subject to the options vested and became exercisable on the first anniversary of grant date, with eight or nine percent of the common units subject to the options vesting on completion of each three-month period thereafter. In January 2012, because the options granted in December 2009 would vest by the end of that year, the Committee granted additional options to all of our named executive officers, other than Mr. YJ Kim, who joined the Company in April 2013, Mr. J. Kim, who joined the Company in March 2014, and Mr. T. Kim, who joined the Company in October 2013. In 2014, Mr. J. Kim received grants of options to purchase an aggregate of 50,000 shares arising out of the commencement of his employment with the Company. In 2015, the Committee granted options and RSUs to all of our named executive officers, other than Mr. Hwang, who resigned his positions with the Company effective as of April 30, 2015.

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

Mr. YJ Kim, Mr. J. Kim and Mr. T. Kim were expatriates during 2015 and 2014. Mr. YJ Kim and Mr. T. Kim were also expatriates during 2013. Mr. YJ Kim, Mr. J. Kim and Mr. T. Kim received expatriate benefits commensurate with market practice in Korea. These benefits, which were determined on an individual basis, included housing allowances, relocation and repatriation allowances, insurance premiums, reimbursement for the use of a car, home leave flights, living expenses, children’s tuition allowances, tax equalization payments and tax advisory services, each as we deemed appropriate.

In addition, pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. For purposes of this section, we call this benefit “statutory severance.” The base statutory severance is approximately one month of base salary per year of service. Mr. YJ Kim, Mr. J. Kim, Mr. T. Kim, Mr. TJ Lee, Mr. WM Lee and Mr. Hwang accrued statutory severance in 2015.

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

Summary Compensation Table

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2015, 2014 and 2013, of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	Restricted Stock Unit (RSU) Awards ($)(3)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
Young-Joon Kim	2015	475,954	—	137,984	360,990	77,918	566,520	(5)	1,619,366
Chief Executive Officer	2014	349,917	—	—		30,315	340,435		720,667
	2013	228,226	124,347	813,660		18,836	213,986		1,399,055

Jonathan Kim	2015	322,291	—	106,507	278,478	35,646	156,673	(6)	899,595
Chief Financial Officer, Executive Vice President and Chief Accounting Officer	2014	225,196	50,000	162,691		20,043	133,671		591,601

Theodore Kim	2015	310,058	—	78,791	206,280	34,996	148,720	(7)	778,845
Chief Compliance Officer, Executive Vice President, General Counsel and Secretary	2014	279,934	—	—		24,081	111,114		415,129

Tae Jong Lee	2015	244,796	—	66,913	175,338	20,482	57,090	(8)	564,619
Executive Vice President and General Manager, Foundry Services Group

Woung Moo Lee	2015	230,044	—	66,913	175,338	24,621	40,771	(9)	537,687
Executive Vice President and General Manager, Standard Products Group

Tae Young Hwang	2015	156,032	—	—	—	13,041	1,135,175	(10)	1,304,248
Former Chief Operating Officer and President (1)	2014	391,208	—	—		32,601	30,180		453,989
	2013	363,902	76,439	—		43,968	31,717		516,026

Note:	A monthly average exchange rate was used to convert amounts in the above table that were originally paid in Korean won.

(1)	Mr. Hwang resigned his positions as Chief Operating Officer and President of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of April 30, 2015.
(2)	Represents the grant date fair value with respect to the fiscal year determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation,” and Note 13 “Equity Incentive Plans” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.”

(3)	Represents the grant date fair value of RSUs granted in 2015.
(4)	Consists of statutory severance accrued during the years ended December 31, 2015, 2014 and 2013, as applicable. See the section subtitled “Compensation Discussion and Analysis” for a description of the statutory severance benefit.
(5)	Includes the following personal benefits paid to Mr. YJ Kim for 2015: (a) $100,377, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. YJ Kim’s housing lease; (b) $30,850 for reimbursement of tuition expenses for Mr. YJ Kim’s children; (c) $18,902 for Mr. YJ Kim’s home leave flights; (d) $51,053 for insurance premiums; (e) $56,582 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (f) $141,216 of reimbursement for the difference between the actual tax Mr. YJ Kim already paid and the hypothetical tax he had to pay for the fiscal year 2014; and (g) $167,540 for reimbursement of Korean tax.
(6)	Includes the following personal benefits paid to Mr. J. Kim for 2015: (a) $38,401, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. J. Kim’s housing lease; (b) $12,427 for Mr. J. Kim’s home leave flights; (c) $34,073 for insurance premiums; (d) $24,226 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (e) $35,758 of reimbursement for the difference between the actual tax Mr. J. Kim already paid and the hypothetical tax he had to pay for the fiscal year 2014; and (f) $11,788 for reimbursement of Korean tax.
(7)	Includes the following personal benefits paid to Mr. T. Kim for 2015: (a) $49,435, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. T. Kim’s housing lease; (b) $13,134 for Mr. T. Kim’s home leave flights; (c) $26,507 for insurance premiums; (d) $22,961 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (e) $16,278 of reimbursement for the difference between the actual tax Mr. T. Kim already paid and the hypothetical tax he had to pay for the fiscal year 2014; and (f) $20,405 for reimbursement of Korean tax.
(8)	Includes the following personal benefits paid to Mr. TJ Lee for 2015: (a) $6,902 for reimbursement of tuition expenses for Mr. TJ Lee’s children; (b) $9,285 for insurance premiums; and (c) $40,903 for other personal benefits (including personal use of a car service provided by the Company and living expenses).
(9)	Includes the following personal benefits paid to Mr. WM Lee for 2015: (a) $14,346 for reimbursement of tuition expenses for Mr. WM Lee’s children; (b) $6,700 for insurance premiums; and (c) $19,725 for other personal benefits (including personal use of a car service provided by the Company and living expenses).
(10)	Includes the following personal benefits paid to Mr. Hwang for 2015: (a) $15,310 for other personal benefit (including personal use of a car service provided by the Company and living expenses); (b) $12,337 for insurance premiums; (c) $166,229 for a separation payment (excluding separation payments subject to any performance conditions until May 2017); and (d) $941,299 for a statutory severance payment.

Grants of Plan-Based Awards Table for Fiscal Year 2015

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Share) (3)	Grant Date Fair Value of Option Awards ($)(4)
Young-Joon Kim	6/9/2015	47,250	90,610	7.64	137,984
Jonathan Kim	6/9/2015	36,450	69,940	7.64	106,507
Theodore Kim	6/9/2015	27,000	51,740	7.64	78,791
Tae Jong Lee	6/9/2015	22,950	43,940	7.64	66,913
Woung Moo Lee	6/9/2015	22,950	43,940	7.64	66,913
Tae Young Hwang	—	—	—	—	—

(1)	Represents service-vesting RSUs granted during fiscal year 2015 to our named executive officers. Further information on the RSU awards can be found in the “—Compensation Discussion & Analysis” section above.
(2)	Represents service-vesting stock options awarded to our named executive officers during fiscal year 2015. Further information on the service-vesting stock option awards can be found in the “—Compensation Discussion & Analysis” section above.

(3)	The per share exercise price of the named executive officers’ options was determined based on the fair market value per share of our common stock as of the grant date ($7.64).
(4)	Represents the grant date fair value with respect to the fiscal year determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 13 “Equity Incentive Plans” to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data.”

Outstanding Equity Awards at Fiscal Year End 2015

	Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)		Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)(9)		Market Value of Shares or Units of Stock That Have not Vested ($)
Young-Joon Kim	5/6/2013	168,000	(1)	32,000	(1)	15.96		5/6/2023
	6/9/2015	45,305	(2)	45,305	(2)	7.64		6/9/2025	23,625	(10)	124,976
Jonathan Kim	3/12/2014	7,375	(3)	5,125	(3)	13.93		3/12/2024
	6/12/2014	6,250	(3)	6,250	(3)	12.44		6/12/2024
	9/12/2014	5,375	(3)	7,125	(3)	12.18		9/12/2024
	12/12/2014	4,250	(3)	8,250	(3)	12.96		12/12/2024
	6/9/2015	34,970	(2)	34,970	(2)	7.64		6/9/2025	18,225	(10)	96,410
Theodore Kim	10/26/2013	33,500	(4)	16,500	(4)	21.79		10/26/2023
	6/9/2015	25,870	(2)	25,870	(2)	7.64		6/9/2025	13,500	(10)	71,415
Tae Jong Lee	12/8/2009	49,000				5.88	(8)	12/8/2019
	1/15/2012	30,000	(5)			7.75		1/15/2022
	6/9/2015	21,970	(2)	21,970	(2)	7.64		6/9/2025	11,475	(10)	60,703
Woung Moo Lee	11/1/2013	33,500	(6)	16,500	(6)	19.56		11/1/2023
	6/9/2015	21,970	(2)	21,970	(2)	7.64		6/9/2025	11,475	(10)	60,703
Tae Young Hwang	12/8/2009	175,000				5.88	(8)	12/8/2019
	1/15/2012	20,000	(7)			7.75		1/15/2022

(1)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on May 6, 2014, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months. Any unvested options vest immediately upon a change in control.
(2)	An installment of 50% of the shares of common stock subject to the options vested and became exercisable on June 9, 2015, with the remaining 50% vesting in three equal annual installments on the first three anniversaries of June 9, 2015. Any unvested options vest immediately upon a change in control.
(3)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on March 12, 2015, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months. Any unvested options vest immediately upon a change in control.
(4)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on October 26, 2014, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months. Any unvested options vest immediately upon a change in control.
(5)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on January 15, 2013, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months. Any unvested options vest immediately upon a change in control.

(6)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on November 1, 2014, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months. Any unvested options vest immediately upon a change in control.
(7)	Mr. Hwang resigned his positions as Chief Operating Officer and President of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of April 30, 2015. Mr. Hwang’s employment separation agreement with the Company provides that all stock options held by Mr. Hwang as of his termination will remain exercisable for up to 18 months following the effective date of the separation agreement. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Tae Young Hwang.”
(8)	The option exercise price at the time of grant was $1.16 per common unit, or $9.28 after giving effect to the corporate conversion. On April 19, 2010, we made a distribution to our unitholders of $0.4254 per common unit, which resulted in the option exercise price being reduced to $0.7346 per common unit, or $5.88 after giving effect to the corporate conversion.
(9)	Represents unvested service-vesting RSUs granted on June 9, 2015.
(10)	An installment of 50% of the shares of common stock subject to the RSUs vested on June 9, 2015, with the remaining 50% vesting in three equal annual installments on the first three anniversaries of June 9, 2015. Any unvested RSU vest immediately upon a change in control.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Young-Joon Kim	—	—	23,625	180,495
Jonathan Kim	—	—	18,225	139,239
Theodore Kim	—	—	13,500	103,140
Tae Jong Lee	—	—	11,475	87,669
Woung Moo Lee	—	—	11,475	87,669
Tae Young Hwang	—	—	—	—

(1)	Represents RSUs that vested on June 9, 2015.
(2)	Represents the value as of the date of vesting based on a share price of $7.64.

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

In connection with our corporate conversion, MagnaChip Semiconductor Corporation assumed the rights and obligations of MagnaChip Semiconductor LLC under the 2009 Plan and converted MagnaChip Semiconductor LLC common unit options and restricted common units outstanding under the 2009 Plan into options to acquire a number of shares of our common stock and shares of restricted common stock at a ratio of eight-for-one on substantially equivalent terms and conditions. As of December 31, 2015, there were outstanding under the 2009 Plan options to purchase 852,449 shares of common stock, at a weighted average exercise price of $6.22 per share. The 2009 Plan terminated immediately following our corporate conversion, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire.

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

As of December 31, 2015, there were outstanding under the 2011 Plan options to purchase 2,327,450 shares of common stock, at a weighted average exercise price of $10.85 per share. As of December 31, 2015, 894,790 shares of our common stock remained available for issuance under the 2011 Plan. This reserve automatically increased on January 1, 2014, January 1, 2015 and January 1, 2016 by an additional 680,967, 681,129 and 691,378 shares, respectively, and will automatically increase each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our Board of Directors. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan, subject to a cap of 1,412,352 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

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

The Board has delegated to a special equity committee composed of our chief executive officer the authority to grant and administer RSU awards covering up to a total of 312,000 shares to up to 1,100 nonunion employees of the Company (other than executive officers), with a maximum grant size of 1,000 shares per employee. Such RSUs will become vested and settled upon the first to occur of (i) April 1, 2017 or (ii) the date of the consummation of a change in control.

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

As of December 31, 2015, 1,163,880 shares of our common stock remained reserved for sale under the Purchase Plan. In addition, the Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021 equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) 789,980 shares, or (iii) a number of shares as our Board of Directors may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan. Because the Purchase Plan was suspended in August 2012, no annual increase in the number of shares authorized under such plan occurred on January 1, 2013 or in subsequent years.

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

Agreements with Executives and Potential Payments Upon Termination or Change in Control

We are obligated to make certain payments to our named executive officers upon termination or a change in control as further described below. The terms “cause” and “good reason” used below have the meanings given to them in the applicable agreements with us.

Young-Joon Kim. We entered into an Offer Letter with Mr. YJ Kim, dated as of April 15, 2013, pursuant to which Mr. YJ Kim is entitled to an initial annual base salary of $350,000 per year (subject to adjustment by our Board of Directors), a one-time signing bonus and relocation allowance of $100,000, and an annual incentive bonus target of 80% of his annual base salary based on company performance and attainment of management objectives under a plan established and approved by the Board of Directors. Mr. YJ Kim is also entitled to customary employee benefits and expatriate benefits. Pursuant to his Offer Letter, on May 6, 2013, Mr. YJ Kim received an initial grant of an option to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $15.96, which vests and becomes exercisable over three years from the date of commencement of Mr. YJ Kim’s employment with MagnaChip Korea. We entered into a Severance Agreement with Mr. YJ Kim, dated as of November 3, 2015, which supersedes the severance provisions in Mr. YJ Kim’s Offer Letter. Under the Severance Agreement, if Mr. YJ Kim’s employment is terminated by us without cause or by him with good reason, in addition to accrued but unpaid salary, vested non-severance benefits under other Company benefit plans and statutory severance under Korean law, Mr. YJ Kim will be entitled to receive (i) an amount equal to two times his then current base salary, payable during the 12 month period following termination of employment, (ii) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, (iii) for 12 months following termination of employment, payment of any portion of health benefit premiums that are in excess of the amount he would have paid if he had remained employed during such period, (iv) continued provision of expatriate benefits for 12 months following termination of employment, (v) continued reasonable use of our corporate club membership for 12 months following termination of employment, (vi) a repatriation allowance and repatriation expenses in accordance with our expatriate benefit policy, and (vii) immediate vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) upon termination of employment, with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). If such termination of employment by us without cause or by Mr. YJ Kim with good reason occurs within three months prior or 18 months following a change in control, in addition to the benefits described in the preceding sentence, Mr. YJ Kim will also be entitled to receive (i) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, and (ii) an additional 6 months of payments of health benefit premiums as described in part (iii) of the preceding sentence. The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by Mr. YJ Kim will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not the 2011 Equity Incentive Plan. As a condition to the receipt of payments and benefits under the severance agreement, Mr. YJ Kim must comply with the terms of certain restrictive covenants, including a two year post-termination non-competition covenant and perpetual non-disclosure and employee non-solicitation covenants.

Jonathan Kim. We entered into an Offer Letter with Mr. J. Kim, dated as of March 8, 2014, pursuant to which Mr. J. Kim will be paid an initial base salary of $280,000 per year (subject to adjustment by our Board of Directors), a sign on bonus of $50,000, a one-time relocation payment of $50,000 and an annual incentive bonus based on company performance and attainment of management objectives under a plan to be established and approved by the Company’s Board of Directors. Mr. J. Kim is entitled to customary employee benefits and expatriate benefits. Pursuant to his Offer Letter, Mr. J. Kim will receive an initial grant of an option to purchase an aggregate of 50,000 shares of the Company’s common stock, which will be granted in four equal tranches during the nine-month period beginning on the commencement of his employment with MagnaChip Korea. The option grants will become vested and exercisable over three years from the date of commencement of Mr. J. Kim’s employment with MagnaChip Korea. We entered into a Severance Agreement with Mr. J. Kim, dated as of November 3, 2015, which supersedes the severance provisions in Mr. J. Kim’s Offer Letter. Under the Severance Agreement, if Mr. J. Kim’s employment is terminated by us without cause or by him with good reason, in addition to accrued but unpaid salary, vested non-severance benefits under other Company benefit plans and statutory severance under Korean law, Mr. J. Kim will be entitled to receive (i) an amount equal to his then current base salary, payable during the 12 month period following termination of employment, (ii) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, (iii) for 12 months following termination of employment, payment of any portion of health benefit premiums that are in excess of the amount he would have paid if he had remained employed during such period, (iv) continued provision of expatriate benefits for 12 months following termination of employment, (v) a repatriation allowance and repatriation expenses in accordance with our expatriate benefit policy, and (vi) immediate vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) upon termination of employment, with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). If such termination of employment by us without cause or by Mr. J. Kim with good reason occurs within three months prior or 18 months following a change in control, in addition to the benefits described in the preceding sentence, Mr. J. Kim will also be entitled to receive (i) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, and (ii) an additional 6 months of payments of health benefit premiums as described in part (iii) of the preceding sentence. The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by Mr. J. Kim will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not the 2011 Equity Incentive Plan. As a condition to the receipt of payments and benefits under the severance agreement, Mr. J. Kim must comply with the terms of certain restrictive covenants, including a two year post-termination non-competition covenant and perpetual non-disclosure and employee non-solicitation covenants.

Theodore Kim. We entered into an Offer Letter with Mr. T. Kim, dated as of September 27, 2013, pursuant to which Mr. T. Kim will be paid an initial base salary of $280,000 per year (subject to adjustment by our Board of Directors), and an annual incentive bonus of up to 30% of his base salary based on company performance and attainment of management objectives under a plan to be established and approved by the Company’s Board of Directors. Mr. T. Kim is entitled to customary employee benefits and expatriate benefits. Pursuant to his Offer Letter, Mr. T. Kim will receive an initial grant of an option to purchase an aggregate of 50,000 shares of the Company’s common stock. The option grants will become vested and exercisable over three years from the date of commencement of Mr. T. Kim’s employment with MagnaChip Korea. We entered into a Severance Agreement with Mr. T. Kim, dated as of November 3, 2015, which supersedes the severance provisions in Mr. T. Kim’s Offer Letter. Under the Severance Agreement, if Mr. T. Kim’s employment is terminated by us without cause or by him with good reason, in addition to accrued but unpaid salary, vested non-severance benefits under other Company benefit plans and statutory severance under Korean law, Mr. T. Kim will be entitled to receive (i) an amount equal to his then current base salary, payable during the 12 month period following termination of employment, (ii) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, (iii) for 12 months following termination of employment, payment of any portion of health benefit premiums that are in excess of the amount he would have paid if he had remained employed during such period, (iv) continued provision of expatriate benefits for 12 months following termination of employment, (v) a repatriation allowance and repatriation expenses in accordance with our expatriate benefit policy, and (vi) immediate vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) upon termination of employment, with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). If such termination of employment by us without cause or by Mr. T. Kim with good reason occurs within three months prior or 18 months following a change in control, in addition to the benefits described in the preceding sentence, Mr. T. Kim will also be entitled to receive (i) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, and (ii) an additional 6 months of payments of health benefit premiums as described in part (iii) of the preceding sentence. The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by Mr. T. Kim will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not the 2011 Equity Incentive Plan. As a condition to the receipt of payments and benefits under the severance agreement, Mr. T. Kim must comply with the terms of certain restrictive covenants, including a two year post-termination non-competition covenant and perpetual non-disclosure and employee non-solicitation covenants.

Tae Jong Lee. We entered into an Offer Letter with Mr. TJ Lee, dated as of June 20, 2007, pursuant to which Mr. TJ Lee will be paid an initial base salary of 170,000,000 Korean won per year (subject to adjustment by our Board of Directors), a sign on bonus of 20,000,000 Korean won, a one-time relocation payment of 8,000,000 Korean won, and an annual incentive bonus with a target of 50% of his base salary based on company performance and attainment of management objectives under a plan to be established and approved by the Company’s Board of Directors. Mr. TJ Lee is entitled to customary employee benefits as well as a monthly housing allowance of 3,600,000 Korean won and an annual children’s tuition reimbursement of up to 32,400,000 Korean won. Pursuant to his Offer Letter, Mr. TJ Lee will receive an initial grant of an option at a per share exercise price equal to the greater of $3.00 or the then fair market value to purchase an aggregate of 40,000 shares of the Company’s common stock. The option grants will become vested and exercisable over four years from the date of commencement of Mr. TJ Lee’s employment with MagnaChip Korea. We entered into a Severance Agreement with Mr. TJ Lee, dated as of November 3, 2015, which supersedes the severance provisions in Mr. TJ Lee’s Offer Letter. Under the Severance Agreement, if Mr. TJ Lee’s employment is terminated by us without cause or by him with good reason, in addition to accrued but unpaid salary, vested non-severance benefits under other Company benefit plans and statutory severance under Korean law, Mr. TJ Lee will be entitled to receive (i) an amount equal to his then current base salary, payable during the 12 month period following termination of employment, (ii) continued housing payments for 12 months following termination of employment and (iii) immediate vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) upon termination of employment, with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). If such termination of employment by us without cause or by Mr. TJ Lee with good reason occurs within three months prior or 18 months following a change in control, in addition to the benefits described in the preceding sentence, Mr. TJ Lee will also be entitled to receive an amount equal to his then current base salary, payable during the 12 month period following termination of employment. The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by Mr. TJ Lee will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not the 2011 Equity Incentive Plan. As a condition to the receipt of payments and benefits under the severance agreement, Mr. TJ Lee must comply with the terms of certain restrictive covenants, including a two year post-termination non-competition covenant and perpetual non-disclosure and employee non-solicitation covenants.

Woung Moo Lee. We entered into an Offer Letter with Mr. WM Lee, dated as of October 16, 2013, pursuant to which Mr. WM Lee will be paid an initial base salary of 230,000,000 Korean won per year (subject to adjustment by our Board of Directors), and an annual incentive of up to 30% of his base salary based on company performance and attainment of management objectives under a plan to be established and approved by the Company’s Board of Directors. Mr. WM Lee is entitled to customary employee benefits. Pursuant to his Offer Letter, Mr. WM Lee will receive an initial grant of an option to purchase an aggregate of 50,000 shares of the Company’s common stock. The option grants will become vested and exercisable over three years from the date of commencement of Mr. WM Lee’s employment with MagnaChip Korea. We entered into a Severance Agreement with Mr. WM Lee, dated as of November 3, 2015, which supersedes the severance provisions in Mr. WM Lee’s Offer Letter. Under the Severance Agreement, if Mr. WM Lee’s employment is terminated by us without cause or by him with good reason, in addition to accrued but unpaid salary, vested non-severance benefits under other Company benefit plans and statutory severance under Korean law, Mr. WM Lee will be entitled to receive (i) an amount equal to his then current base salary, payable during the 12 month period following termination of employment and (ii) immediate vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) upon termination of employment, with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). If such termination of employment by us without cause or by Mr. WM Lee with good reason occurs within three months prior or 18 months following a change in control, in addition to the benefits described in the preceding sentence, Mr. WM Lee will also be entitled to receive an amount equal to his then current base salary, payable during the 12 month period following termination of employment. The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by Mr. WM Lee will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not the 2011 Equity Incentive Plan. As a condition to the receipt of payments and benefits under the severance agreement, Mr. WM Lee must comply with the terms of certain restrictive covenants, including a two year post-termination non-competition covenant and perpetual non-disclosure and employee non-solicitation covenants.

Tae Young Hwang. We entered into an Entrustment Agreement with Mr. Hwang, effective as of October 1, 2004, under which he served as our Chief Operating Officer and President, with an initial base salary of 220 million Korean won per year and with a target annual incentive bonus to be determined by management based on performance. Mr. Hwang was entitled to customary employee benefits. The agreement also contains customary non-competition covenants lasting one year from the date of termination of employment and confidentiality covenants of unlimited duration. If Mr. Hwang’s employment terminates for any reason, he is entitled to statutory severance payments pursuant to the Korean Commercial Code or any other statute.

Effective April 30, 2015, Tae Young Hwang resigned as our Chief Operating Officer and President and from all other officer and director positions with the Company and its direct and indirect subsidiaries. In connection with Mr. Hwang’s resignation, on April 30, 2015, Mr. Hwang and MagnaChip Korea entered into an Advisory Services and Separation Agreement, or the Hwang Separation Agreement, which provides for Mr. Hwang’s separation from MagnaChip Korea effective as of May 31, 2015. Under the Hwang Separation Agreement, Mr. Hwang will provide advisory services to the Company for a term of 24 months. The advisory services will relate to: supporting the Company’s Chief Executive Officer; the Company’s production processes; transition matters; the Company’s LG Display business; labor union negotiations; cooperation with the Company in connection with any pending litigation or investigation relating to the Company or its affiliates; and any other matters the Company requests in its reasonable discretion. Mr. Hwang will be paid a monthly amount of 27,439,200 Korean won (approximately $25,412.55, with Korean won converted into U.S. Dollars at a reference conversion rate of 1,079.75 Korean won to 1 U.S. Dollar), which is equal to 80% of his current monthly salary, during the term of the Hwang Separation Agreement, payable on a monthly basis, for providing such advisory services. The Hwang Separation Agreement contains a general release of claims, a non-disparagement agreement and a confidentiality agreement by Mr. Hwang. The Hwang Separation Agreement also contains covenants by Mr. Hwang that during the term he provides advisory services to the Company and for one year after the conclusion of such term he will not engage in any activities or services that are competitive with the Company or any of its affiliates or solicit any of the Company’s employees. In consideration for Mr. Hwang’s advisory services and for the other terms agreed by Mr. Hwang in the Hwang Separation Agreement, the Company paid Mr. Hwang a lump sum payment of 100% of his accrued pension benefits as of the effective date of the Hwang Separation Agreement. The value of Mr. Hwang’s accrued pension benefits as of May 31, 2015, the effective date of the Hwang Separation Agreement, was 1,103,424,670 Korean won (approximately $1,021,926.07). The Hwang Separation Agreement also provides that all stock options held by Mr. Hwang will be exercisable for 18 months following the effective date of the Hwang Separation Agreement.

Potential Payments upon Termination or Change in Control.

Termination. Our named executive officers are eligible to receive certain payments and benefits in connection with certain service termination events pursuant to the terms of our severance agreements with them, as further described under the section entitled “Agreements with Executives and Potential Payments Upon Termination or Change in Control.” The terms “cause” and “good reason” used below have the meanings given to them in the applicable agreements with us.

Change in Control. The Committee has the authority to require that outstanding equity awards be assumed or replaced with substantially equivalent awards by the successor corporation or to cancel the outstanding awards in exchange for a payment in cash or other property equal to the fair market value of restricted units or the excess, if any, of the fair market value of the units subject to an option over the exercise price per unit of such option. For purposes of the foregoing, a “change in control” is generally defined as the acquisition by a person or entity of more than 51% of the combined voting power of our then outstanding voting securities or a sale or transfer of all or substantially all of our consolidated assets to a person or entity that is not our affiliate. The severance agreements with our named executive officers other than Mr. Hwang each provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by such executive will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under such severance agreements is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of such severance agreement but not the 2011 Equity Incentive Plan.

The following tables present our estimate of the dollar value of the payments and benefits payable to our named executive officers upon the occurrence of certain terminations of their employment and upon a change in control, assuming that each such event occurred on December 31, 2015 (except for Mr. Hwang, whose employment terminated during 2015), and assuming a closing per share price of $5.29 on December 31, 2015. The disclosure in the following table does not include:

•	any accrued benefits that were earned and payable as of December 31, 2015; or

•	payments and benefits to the extent they are provided generally to all salaried employees and do not discriminate in scope, terms or operation in favor of the named executive officers.

Young-Joon Kim

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)(2)	Continuation of Benefits and Perquisites ($)(3)		Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	1,671,000	124,976	582,108	(4)	2,378,084
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	2,228,000	124,976	607,634	(5)	2,960,611
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—	—	—		—
Change in Control (without termination of employment)	—	124,976	—		124,976

(1)	Represents cash severance payments payable pursuant to the severance agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis—Pension Benefits for the Fiscal Year Ended December 31, 2015” for additional information.
(2)	Represents the value of immediate vesting of all outstanding stock options and RSUs pursuant to the severance agreement. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” for additional information.
(3)	Represents continuation of benefits and perquisites pursuant to the severance agreement and our expatriate benefit policy. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis— Perquisites and Other Benefits” for additional information. Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2015 benefits.
(4)	Includes the following continuation of benefits and perquisites for Mr. YJ Kim: (a) $100,377, which is housing expenses for Mr. YJ Kim’s housing lease; (b) $30,850 for reimbursement of tuition expenses for Mr. YJ Kim’s children; (c) $18,902 for Mr. YJ Kim’s home leave flights; (d) $51,053 for insurance premiums; (e) $72,170 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (f) $141,216 of estimated reimbursement for the difference between the actual tax and the hypothetical tax he will pay for the applicable fiscal year; and (g) $167,540 for estimated reimbursement of Korean tax.
(5)	Same as the total amount of Note (4) except $25,526 of insurance premiums for extended 6 months of insurance coverage periods.

Jonathan Kim

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)(2)	Continuation of Benefits and Perquisites ($)(3)		Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	700,000	96,410	195,691	(4)	992,101
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	1,050,000	96,410	212,727	(5)	1,359,137
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—	—	—		—
Change in Control (without termination of employment)	—	96,410	—		96,410

(1)	Represents cash severance payments payable pursuant to the severance agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis—Pension Benefits for the Fiscal Year Ended December 31, 2015” for additional information.
(2)	Represents the value of immediate vesting of all outstanding stock options and RSUs pursuant to the severance agreement. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” for additional information.
(3)	Represents continuation of benefits and perquisites pursuant to the severance agreement and our expatriate benefit policy. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis— Perquisites and Other Benefits” for additional information. Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2015 benefits.
(4)	Includes the following continuation of benefits and perquisites for Mr. J. Kim: (a) $38,401, which is housing expenses for Mr. J. Kim’s housing lease; (b) $12,428 for Mr. J. Kim’s home leave flights; (c) $34,073 for insurance premiums; (d) $63,243 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (e) $35,758 of estimated reimbursement for the difference between the actual tax and the hypothetical tax he will pay for the applicable fiscal year; and (f) $11,788 for estimated reimbursement of Korean tax.
(5)	Same as the total amount of Note (4) except $17,036 of insurance premiums for extended 6 months of insurance coverage periods.

Theodore Kim

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)(2)	Continuation of Benefits and Perquisites ($)(3)		Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	660,000	71,415	146,137	(4)	877,552
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	990,000	71,415	159,390	(5)	1,220,805
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—	—	—		—
Change in Control (without termination of employment)	—	71,415	—		71,415

(1)	Represents cash severance payments payable pursuant to the severance agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis—Pension Benefits for the Fiscal Year Ended December 31, 2015” for additional information.
(2)	Represents the value of immediate vesting of all outstanding stock options and RSUs pursuant to the severance agreement. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” for additional information.
(3)	Represents continuation of benefits and perquisites pursuant to the severance agreement and our expatriate benefit policy. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis— Perquisites and Other Benefits” for additional information. Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2015 benefits.

(4)	Includes the following continuation of benefits and perquisites for Mr. T. Kim: (a) $49,435, which is housing expenses for Mr. T. Kim’s housing lease; (b) $13,134 for Mr. T. Kim’s home leave flights; (c) $26,507 for insurance premiums; (d) $20,377 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (e) $16,278 of estimated reimbursement for the difference between the actual tax and the hypothetical tax he will pay for the applicable fiscal year; and (f) $20,405 for estimated reimbursement of Korean tax.
(5)	Same as the total amount of Note (4) except $13,253 of insurance premiums for extended 6 months of insurance coverage periods.

Tae Jong Lee

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)(2)	Continuation of Benefits and Perquisites ($)(3)		Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	244,796	60,703	23,545	(4)	329,043
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	489,591	60,703	23,545	(5)	573,838
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—	—	—		—
Change in Control (without termination of employment)	—	60,703	—		60,703

(1)	Represents cash severance payments payable pursuant to the severance agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis—Pension Benefits for the Fiscal Year Ended December 31, 2015” for additional information.
(2)	Represents the value of immediate vesting of all outstanding stock options and RSUs pursuant to the severance agreement. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” for additional information.
(3)	Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2015 benefits.
(4)	Represents housing expenses for Mr. TJ Lee’s housing lease.
(5)	Same as the amount of Note (4).

Woung Moo Lee

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)(2)	Continuation of Benefits and Perquisites ($)(3)	Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	230,044	60,703	—	290,747
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	460,088	60,703	—	520,791
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—	—	—	—
Change in Control (without termination of employment)	—	60,703	—	60,703

(1)	Represents cash severance payments payable pursuant to the severance agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis—Pension Benefits for the Fiscal Year Ended December 31, 2015” for additional information.
(2)	Represents the value of immediate vesting of all outstanding stock options and RSUs pursuant to the severance agreement. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” for additional information.

(3)	Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2015 benefits.

Tae Young Hwang*

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)	Continuation of Benefits and Perquisites ($)(2)	Total ($)
Resignation by Executive	1,107,528		15,671	1,123,199

*	Mr. Hwang resigned his positions as Chief Operating Officer and President of the Company, and from all other officer and director positions with the Company and its subsidiaries, effective as of April 30, 2015. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Tae Young Hwang” for a description of Mr. Hwang’s severance arrangements with the Company.
(1)	Represents cash severance payments payable pursuant to the separation agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. Mr. Hwang was entitled to statutory severance benefits in the amount of $941,298 as of December 31, 2015 (excluding benefits subject to any performance conditions pursuant to the separation agreement until May 2017). Although the minimum legal severance accrual is one month of base salary per year of service, Mr. Hwang was eligible for accrual of a multiple of two to three months of base salary per year of service during approximately the first ten of his nineteen years of service, or $688,834 in aggregate. See “—Compensation Discussion and Analysis— Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis—Pension Benefits for the Fiscal Year Ended December 31, 2015” for additional information.
(2)	Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2015 benefits (excluding benefits subject to any performance conditions pursuant to the separation agreement until May 2017).

Pension Benefits for the Fiscal Year Ended December 31, 2015

In addition to the severance benefits described above, pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. The base statutory severance accrues at the rate of approximately one month of base salary per year of service and is calculated on a monthly basis based upon the officer’s salary for the prior three-month period. Accordingly, if the named executive officers in the following table had retired on the last day of our fiscal year ended December 31, 2015, they would have been entitled to the statutory severance payments described below. Assuming no change in the applicable law, each of these executives will continue to accrue additional statutory severance benefits at the rate described above until his or her service with us terminates.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During the Last Fiscal Year
Young Joon Kim	Statutory Severance	3	122,672	—
Jonathan Kim	Statutory Severance	2	52,995	—
Theodore Kim	Statutory Severance	3	61,322	—
Tae Jong Lee	Statutory Severance	9	164,548	—
Woung Moo Lee	Statutory Severance	2	43,137	—
Tae Young Hwang (1)	Statutory Severance with Multiplier for Partial Period	—	—	941,298.79

(1)	Mr. Hwang accrued severance for his nineteen years of service at MagnaChip and its predecessor corporation. Although the minimum legal severance accrual is one month of base salary per year of service, Mr. Hwang was eligible for accrual of a multiple of two to three months of base salary per year of service during approximately the first ten of his nineteen years of service, or $688,834 in aggregate. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control—Tae Young Hwang” for a description of the accrued pension benefits that are payable to Mr. Hwang in connection with his resignation.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Director Compensation for the Fiscal Year Ended December 31, 2015

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(8)	Option Awards ($)(9)		Total ($)
Michael Elkins	153,000	(3)	119,994	57,842	(10)	375,836
Randal Klein (1)	—			—		—
Ilbok Lee	139,000	(4)	119,994	57,842	(10)	316,836
Brian Mulhern (2)	—			—		—
R. Douglas Norby	220,000	(5)	119,994	57,842	(10)	397,836
Nader Tavakoli	144,000	(6)	119,994	57,842	(10)	321,836
Gary Tanner	105,000	(7)	51,755	28,966	(11)	185,720

(1)	This director did not receive any compensation in 2015.
(2)	This director did not receive any compensation in 2015. As of December 28, 2015, his service with us terminated.
(3)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $15,000 for serving as the chair of our Compensation Committee, an additional $15,000 for serving as a member of our Audit Committee, an additional $5,000 for serving as a member of our Nominating and Corporate Governance Committee and an additional $28,000 in meeting fees pursuant to our director compensation policy.
(4)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $10,000 for serving as the chair of our Nominating and Corporate Governance Committee, an additional $10,000 for serving as a member of our Compensation Committee, an additional $5,000 for serving as a member of our Risk Committee and an additional $24,000 in meeting fees pursuant to our director compensation policy.
(5)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $75,000 for serving as Board Chairman, an additional $25,000 for serving as the chair of our Audit Committee, an additional $5,000 for serving as a member of our Nominating and Corporate Governance Committee, an additional $5,000 for serving as a member of our Risk Committee and an additional $20,000 in meeting fees pursuant to our director compensation policy.
(6)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $10,000 for serving as the chair of our Risk Committee, an additional $15,000 for serving as a member of our Audit Committee, an additional $10,000 for serving as a member of our Compensation Committee and an additional $19,000 in meeting fees pursuant to our director compensation policy.
(7)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $15,000 for serving as a member of our Audit Committee pursuant to our director compensation policy.
(8)	Represents the grant date fair value of RSUs granted in 2015.
(9)	Represents grant date fair value determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation,” and Note 13 “Equity Incentive Plans” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data.” As of March 31, 2016, Mr. Elkins held aggregate options to purchase 154,856 shares of our common stock, of which 105,189 shares subject to the options had vested as of March 31, 2016, Dr. Lee held aggregate options to purchase 154,856 shares of our common stock, of which 105,189 shares subject to the options had vested as of March 31, 2016, Mr. Norby held aggregate options to purchase 174,856 shares of our common stock, of which 125,189 shares subject to the options had vested as of March 31, 2016, and Mr. Tavakoli held aggregate options to purchase 163,056 shares of our common stock, of which 113,389 shares subject to these options had vested as of March 31, 2016. Mr. Klein, our other non-employee director as of March 31, 2016, did not hold any outstanding stock or option awards as of March 31, 2016.
(10)	Consists of an option grant to the independent director to purchase 40,378 shares of common stock issued on June 9, 2015 under the 2011 Plan at an exercise price of $7.64.
(11)	Consists of an option grant to the independent director to purchase 13,902 shares of common stock issued on August 17, 2015 under the 2011 Plan at an exercise price of $9.21.

Further Information Regarding Director Compensation

Under our director compensation policy in effect in 2015, (i) each non-employee director received a fee of $90,000 per year; (ii) the chairman of the Board received an additional fee of $75,000 per year; (iii) the chair of our Audit Committee received an additional fee of $25,000 per year; (iv) the chair of our Compensation Committee received an additional fee of $15,000 per year; (v) the chair of our

Nominating and Corporate Governance Committee and the chair of our Risk Committee each received an additional fee of $10,000 per year; (vi) each non-employee member of our Audit Committee received an additional $15,000 per year, each non-employee member of Compensation Committee received an additional $10,000 per year and each non-employee member of our Nominating and Corporate Governance Committee and Risk Committee received an additional fee of $5,000 per year per committee; (vii) upon election to the Board of Directors, each non-employee director will be granted, pursuant to the Company’s equity incentive plan as in effect at such time, an option having a grant date fair value equal to $60,000, at an exercise price per share determined as the fair market value of a share on the date of grant and with vesting over one year at a rate of 100% on the first anniversary of grant, and a restricted stock unit award having a grant date fair value equal to $60,000 with vesting over one year at a rate of 100% on the first anniversary of grant, with such grants to be made on the earlier of (A) the meeting date of the Company’s Annual Meeting of Stockholders for such year and (B) June 15 of such year; and (viii) if a non-employee director’s initial appointment to the Board occurs other than at an Annual Meeting of Stockholders of the Company, such director will be granted, pursuant to the Company’s equity incentive plan as in effect at such time, an option (at an exercise price per share determined as the fair market value of a share on the date of grant) and a restricted stock unit award having an aggregate grant date fair value equal to $120,000 multiplied by the quotient of the number of days elapsed from the date of initial appointment to the date of the Company’s next Annual Meeting of Stockholders (or, if earlier, June 15 of such year) divided by 365 (with each of the option and the restricted stock unit award to comprise 50% of such total grant), with such grants to vest 100% on the date of the Company’s next Annual Meeting of Stockholders (or, if earlier, June 15 of such year). Each of the cash payments referenced in the preceding sentences will be paid on the earlier of (x) the meeting date of the Company’s Annual Meeting of Stockholders for such year and (y) June 15 of such year. Our director compensation policy in effect for 2015 also provided that the Lead Director of the Board, if any, would receive an additional fee of $45,000 per year. No Lead Director was appointed for 2015. Mr. Klein and Mr. Mulhern are required by the internal policy of their employer, Avenue, to waive all compensation under the policy on a year-by-year basis. The Board of Directors accepted their waivers of all compensation under the policy for their services as directors during the year 2015.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been an officer or employee of our Company during the last fiscal year. During 2015, decisions regarding executive officer compensation were made by our Compensation Committee. Mr. YJ Kim, our Chief Executive Officer, participated in deliberations of our Compensation Committee regarding the determination of compensation of our executive officers other than himself for 2015 and prior periods. None of our executive officers currently serves, or in the past has served, as a member of the board of directors or the compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as set forth above under “Compensation Discussion and Analysis” with our management and, based on such review and discussion, has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015.

The foregoing report was submitted by the Compensation Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.

Members of the Committee:

Michael Elkins, Chair

Ilbok Lee

Nader Tavakoli

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our outstanding common stock for: (1) each person or entity known to us to beneficially own more than 5% of any class of our outstanding securities; (2) each member of our Board of Directors; (3) each of our named executive officers; and (4) all of the members of our Board of Directors and executive officers, as a group. The following tables list the number of shares and percentage of shares beneficially owned based on 34,698,904 shares of common stock outstanding as of March 31, 2016.

The amounts and percentages of equity interests beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of the securities as to which he or she has no economic interest.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person listed in the table below is c/o MagnaChip Semiconductor, Ltd., 215 Daesin-ro, Hungduk-gu, Cheongju-si, 361-725, Korea.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Principal Stockholders
Funds managed by Avenue Capital Management II, L.P. (2)	4,088,978	11.8%
Funds managed by Engaged Capital, LLC (3)	3,852,974	11.1%
Funds managed by Pleasant Lake Partners LLC (4)	3,530,515	10.2%
Funds managed by North Run Advisors, LLC (5)	3,400,000	9.8%
Funds managed by Rubric Capital Management, LLC (6)	2,789,725	8.0%
Funds managed by Capital World Investors (7)	2,355,000	6.8%
Funds managed by the Cyprus Funds LLC (8)	2,161,111	6.2%
Funds managed by Brigade Capital Management, LP (9)	1,875,000	5.4%
Directors and Executive Officers
Young-Joon Kim (10)	268,930	*
Jonathan Kim (11)	86,695	*
Theodore Kim (12)	81,370	*
Michael Elkins (13)	113,042	*
Randal Klein (14)	—	—
Ilbok Lee (15)	113,042	*
R. Douglas Norby (16)	133,042	*
Gary Tanner	—	—
Nader Tavakoli (17)	126,792	*
Tae Young Hwang (18)	285,000	*
Tae Jong Lee (19)	133,445	*
Woung Moo Lee (20)	75,445	*
Directors and Officers as a group (11 persons) (21)	1,131,803	3.2%

*	Less than one percent
(1)	Includes any outstanding common stock held and, to the extent applicable, shares issuable upon the exercise or conversion of any securities that are exercisable or convertible within 60 days of March 31, 2016.

(2)	Based on information contained in an Amendment No. 4 to Schedule 13G filed with the SEC on February 12, 2016 by Avenue Partners, LLC (“Avenue Partners”), Avenue Capital Management II, L.P. (“Avenue Capital Management”), Avenue Capital Management II GenPar, LLC (“Avenue Capital Management GenPar”) and Marc Lasry. Avenue Partners is the general partner of Avenue Investments, L.P. (“Avenue Investments”) and the sole shareholder of Avenue International Master GenPar, Ltd. (“Avenue International GenPar”), the general partner of Avenue International Master, L.P. (“Avenue International Master”), with respect to the common stock held by Avenue Investments and Avenue International, Ltd. (“Avenue International”). Avenue Capital Management is the investment manager to Avenue Investments, Avenue International, Avenue-CDP Global Opportunities Fund, L.P. (“Avenue-CDP”), Avenue PPF Opportunities Fund, L.P. (“Avenue PPF”), Avenue Special Situations Fund IV, L.P. (“Avenue Fund IV”), Avenue Special Situations Fund V, L.P. (“Avenue Fund V”) and Avenue Entrust Customized Portfolio SPC on behalf of and for the account of Avenue US/Europe Distressed Segregated Portfolio (“Avenue Entrust) (collectively, the “Funds”). Avenue Capital Management II GenPar is the general partner of Avenue Capital Management. Mr. Lasry is the managing member of Avenue Partners and Avenue Capital Management GenPar.

Avenue Capital Management, Avenue Capital Management GenPar and Mr. Lasry beneficially own 4,088,978 shares of common stock through the Funds. The Funds ownership is as follows: Avenue Investments owns 722,264 shares of common stock, Avenue International owns 1,234,715 shares of common stock, Avenue-CDP owns 84,924 shares of common stock, Avenue Fund IV owns 496,023 shares of common stock, Avenue Fund V owns 619,115 shares of common stock, Avenue Entrust owns 119,747 shares of common stock and Avenue PPF owns 812,190 shares of common stock. Avenue Partners beneficially owns 1,956,979 shares of common stock through Avenue Investments and Avenue International Master.

Avenue International GenPar, Avenue Partners, Avenue Capital Management, Avenue Capital Management GenPar and Mr. Lasry have the shared power to vote and dispose of the shares of common stock held by the Funds. The address for Avenue Partners, Avenue Capital Management, Avenue Capital Management II GenPar and Mr. Lasry is 399 Park Avenue, 6th Floor, New York, NY 10022.

(3)	Based on information contained in an Amendment No. 2 to Schedule 13D filed with the SEC on March 14, 2016 by Engaged Capital LLC (“Engaged”), Engaged Capital Master Feeder I, LP (“Engaged Capital Master I”), Engaged Capital Master Feeder II, LP (“Engaged Capital Master II”), Engaged Capital I, LP (“Engaged Capital I”), Engaged Capital I Offshore, Ltd. (“Engaged Capital Offshore”), Engaged Capital II, LP (“Engaged Capital II”), Engaged Capital II Offshore Ltd. (“Engaged Capital Offshore II”), Engaged Capital Holdings, LLC (“Engaged Holdings”) and Glenn W. Welling. Engaged Capital Master I beneficially owns 1,017,209 shares of common stock, and each of Engaged Capital I and Engaged Capital Offshore may be deemed to beneficially own the 1,017,209 shares owned by Engaged Capital Master I. Engaged Capital Master II beneficially owns 2,435,765 shares of common stock and each of Engaged Capital II and Engaged Capital Offshore II may be deemed to beneficially own the 2,435,765 shares owned by Engaged Capital Master II. 400,000 shares of common stock are held in an account separately managed by Engaged Capital (the “Engaged Capital Account”). Engaged, as the general partner and investment adviser of Engaged Capital Master I and Engaged Capital Master II and the investment adviser of the Engaged Capital Account, may be deemed to beneficially own 3,852,974 shares of common stock owned in the aggregate by Engaged Capital Master I and Engaged Capital Master II and held in the Engaged Capital Account. Engaged Holdings, as the managing member of Engaged, may be deemed to beneficially own the 3,852,974 shares of common stock owned in the aggregate by Engaged Capital Master I and Engaged Capital Master II and held in the Engaged Capital Account. Mr. Welling, as the Founder and CIO of Engaged and sole member of Engaged Holdings, may be deemed to beneficially own the 3,852,974 shares of common stock owned in the aggregate by Engaged Capital Master I and Engaged Capital Master II and held in the Engaged Capital Account. Each of Engaged Capital I, Engaged Capital Offshore, Engaged, Engaged Holdings and Mr. Welling may be deemed to have sole power to vote and dispose of the shares of common stock owned by Engaged Capital Master I. Each of Engaged Capital II, Engaged Capital Offshore II, Engaged, Engaged Holdings and Mr. Welling may be deemed to have sole power to vote and dispose of the shares of common stock reported owned by Engaged Capital Master II. Each of Engaged, Engaged Holdings and Mr. Welling may be deemed to have sole power to vote and dispose of the shares of common stock held in the Engaged Capital Account. Each of Engaged, Engaged Capital Master I, Engaged Capital Master II, Engaged Capital I, LP, Engaged Capital I Offshore, Ltd., Engaged Capital II, LP, Engaged Capital II Offshore Ltd., Engaged Capital Holdings, LLC and Mr. Welling disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein. The business address of each of Engaged Capital Master I, Engaged Capital Master II, Engaged Capital I Offshore, Ltd. and Engaged Capital Offshore II is c/o Codan Trust Company (Cayman) Ltd., Cricket Square, Hutchins Drive, P.O. Box 2681, Grand Cayman KY1-1111, Cayman Islands. The business address of each of Engaged Capital I, LP, Engaged Capital II, LP, Engaged, Engaged Capital Holdings, LLC and Mr. Welling is 610 Newport Center Drive, Suite 250, Newport Beach, California 92660.
(4)

Based on the information in a Form 3 filed with the SEC on March 28, 2016 and an Amendment No. 5 to Schedule 13D filed with the SEC on February 17, 2016, in each case, by Pleasant Lake Partners LLC (“PLP”), Pleasant Lake Onshore GP LLC (“GP LLC”), Pleasant Lake Offshore Master Fund L.P. (“PLP Master Fund”), PLP MM LLC and Jonathan Lennon. The shares of common stock listed above represent shares beneficially owned by PLP Master Fund, for which PLP serves as the investment manager and for which GP LLC serves as General Partner. PLP MM LLC is the managing member of PLP. Jonathan Lennon serves as manager of PLP MM LLC and GP LLC. Each of PLP, GP LLC, PLP Master Fund, PLP MM LLC and Jonathan Lennon disclaims beneficial ownership of the shares of common stock listed above except to the extent of its or his pecuniary interest therein. Each of PLP, PLP Master Fund, PLP MM LLC and Jonathan Lennon has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of all 3,530,515 of the shares of common stock listed in the table above. The business address of each of PLP, PLP Master Fund, PLP MM LLC and Jonathan Lennon is 110 Greene Street, Suite 604, New York, New York 10012.
(5)	Based on the information contained in a Schedule 13G filed with the SEC on February 12, 2016 by North Run Advisors, LLC (“North Run”), North Run Capital, LP (“North Run Capital”), Todd B. Hammer and Thomas B. Ellis. Each of North Run, North Run Capital, Mr. Hammer and Mr. Ellis may be deemed the beneficial owner of all of the shares of common stock listed in the table above and has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of such shares. The business address of each is One International Place, Suite 2401 Boston, MA 02110.
(6)	Based on the information contained in an Amendment No. 1 to Schedule 13G filed with the SEC on February 16, 2016 by Rubric Capital Management, LLC (“Rubric Capital Management”), Cubist Systematic Strategies, LLC (“Cubist Systematic Strategies”) and Steven A. Cohen. Rubric Capital Management, Cubist Systematic Strategies and Mr. Cohen own directly no shares. Pursuant to an investment management agreement, Rubric Capital Management maintains investment and voting power with respect to the securities held by certain investment funds it manages. Pursuant to an investment management agreement, Cubist Systematic Strategies maintains investment and voting power with respect to the securities held by certain investment funds it manages. Mr. Cohen controls each of Rubric Capital Management and Cubist Systematic Strategies. Rubric Capital Management and Mr. Cohen may be deemed to beneficially own 2,783,200 of the shares of common stock listed in the table above and Cubist Systematic Strategies and Mr. Cohen may be deemed to beneficially own 6,525 of the shares of common stock listed in the table above. Each of Rubric Capital Management, Cubist Systematic Strategies and Mr. Cohen disclaims beneficial ownership of any of the shares of common stock listed in the table above. The address of the principal business office of (i) Rubric Capital Management and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902; and (ii) Cubist Systematic Strategies is 330 Madison Avenue, New York, NY 10173.
(7)	Based on information contained in an Amendment No. 1 to Schedule 13G filed with the SEC on February 12, 2016 by Capital World Investors (“Capital World”), a division of Capital Research and Management Company (“CRMC”). Capital World Investors is deemed to be the beneficial owner of the shares of common stock listed in the table above as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Capital World may be deemed to have sole power to vote and dispose of the shares of common stock listed in the table above. One or more clients of Capital World have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of common stock. Capital World holds more than five percent of the outstanding common stock as of December 31, 2015 on behalf of SMALLCAP World Fund, Inc. The address for Capital World is 333 South Hope Street Los Angeles, CA 90071.
(8)	Based on the information contained in an Amendment No. 1 to Schedule 13G filed with the SEC on January 29, 2016 by The Cypress Funds LLC (“Cypress”). Each of Cypress, The Cypress Partners Master Fund L.P. (“Master Fund”), Robert A. Day and Michael Wang may be deemed to beneficially own the shares of common stock listed in the table above and has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of such shares. The business address of each is 865 Figueroa Street, Suite 700, Los Angeles, CA 90017.
(9)	Based on the information contained in an Amendment No. 1 to Schedule 13G filed with the SEC on February 16, 2016 by Brigade Capital Management, LP (“Brigade Capital”), Brigade Capital Management GP, LLC (“Bridge Capital Management”), Brigade Leveraged Capital Structures Fund Ltd. (“Brigade Fund”) and Donald E. Morgan, III. Each of Brigade Capital, Brigade Capital Management, Bridge Fund and Mr. Morgan may be deemed to beneficially own the shares of common stock listed in the table above and has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of such shares. The business address of each of Brigade Capital, Bridge Capital Management and Donald E. Morgan, III is 399 Park Avenue, 16th Floor, New York, New York 10022. The business address of Brigade Fund is c/o Elian, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.
(10)	Represents options to purchase 245,305 shares of common stock and 23,625 shares of common stock subject to RSUs that will be vested and exercisable as of May 30, 2016.
(11)	Represents options to purchase 68,470 shares of common stock and 18,225 shares of common stock subject to RSUs that will be vested and exercisable as of May 30, 2016.
(12)	Represents options to purchase 67,870 shares of common stock and 13,500 shares of common stock subject to RSUs that will be vested and exercisable as of May 30, 2016.
(13)	Represents options to purchase 105,189 shares of common stock and 7,853 shares of common stock subject to RSUs that will be vested and exercisable as of May 30, 2016.
(14)	The address for Mr. Klein is 399 Park Avenue, 6th Floor, New York, NY 10022.
(15)	Represents options to purchase 105,189 shares of common stock and 7,853 shares of common stock subject to RSUs that will be vested and exercisable as of May 30, 2016.
(16)	Represents options to purchase 125,189 shares of common stock and 7,853 shares of common stock subject to RSUs that will be vested and exercisable as of May 30, 2016.
(17)	Represents 5,550 shares of common stock, options to purchase 113,389 shares of common stock and 7,853 shares of common stock subject to RSUs that will be vested and exercisable as of May 30, 2016.

(18)	Mr. Hwang resigned his positions as our President and Chief Operating Officer and from all other officer and director positions with us and our subsidiaries, effective as of April 30, 2015. Represents 90,000 shares of common stock and options to purchase 195,000 shares of common stock that will be vested and exercisable as of May 30, 2016. The address for Mr. Hwang is c/o Bird, Marella, Boxer, Wolpert, Nessim, Drooks, Lincenberg & Rhow, P.C., 1875 Century Park East, 23rd Floor, Los Angeles, California 90067-2561.
(19)	Represents 21,000 shares of common stock, options to purchase 100,970 shares of common stock and 11,475 shares of common stock subject to RSUs that will be vested and exercisable as of May 30, 2016.
(20)	Represents options to purchase 63,970 shares of common stock and 11,475 shares of common stock subject to RSUs that will be vested and exercisable as of May 30, 2016.
(21)	Our directors and executive officers as of March 31, 2016 as a group beneficially own 1,131,803 shares of common stock or 3.2%, which represents 26,550 shares of common stock, options to purchase 995,541 shares of common stock and 109,712 shares of common stock subject to RSUs that will be vested and exercisable as of May 30, 2016.

Equity Compensation Plan Table

The following table provides information as of December 31, 2015, regarding securities authorized for issuance under the Company’s compensation plans. The Company’s compensation plans include the 2009 Plan, the 2011 Plan, and the Purchase Plan. The numbers in the following table do not include options or shares that may be added to the issuable amounts under the 2011 Plan or the Purchase Plan, respectively, after December 31, 2015, in accordance with the terms of the respective plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,179,899	(1)	$9.61	(1)	894,790	(2)
Equity compensation plans not approved by security holders	—		—		—
Total:	3,179,899				894,790

(1)	The number of securities to be issued upon the exercise of outstanding options and the weighted average exercise price do not include any purchase right under the Purchase Plan or the purchase price for the purchase of shares under the Purchase Plan.
(2)	Excludes 1,163,880 shares of common stock that remain available as of December 31, 2015, for future issuance under the suspended Purchase Plan.

In December 2009, our Board of Directors adopted, and our equityholders approved, the MagnaChip Semiconductor LLC 2009 Common Unit Plan, which we refer to as the 2009 Plan. The 2009 Plan provided for the grant of nonstatutory options, restricted unit bonus and purchase right awards, and deferred unit awards to employees and consultants of our Company and our subsidiaries and to members of our Board of Directors. However, only options and restricted unit bonus awards were granted under the 2009 Plan. The 2009 Plan terminated immediately following our corporate conversion, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire. As of December 31, 2015, there were outstanding under the 2009 Plan options to purchase 852,449 shares of common stock, at a weighted average exercise price of $6.22 per share.

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

As of December 31, 2015, there were outstanding under the 2011 Plan options to purchase 2,327,450 shares of common stock, at a weighted average exercise price of $10.85 per share. As of December 31, 2015, 894,790 shares of our common stock remained available for issuance under the 2011 Plan. This reserve automatically increased on January 1, 2015 by 681,129 shares and automatically increased on January 1, 2016 by 691,378 shares and will automatically increase each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our Board of Directors. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan, subject to a cap of 1,412,352 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

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

As of December 31, 2015, 1,163,880 shares of our common stock remained reserved for sale under the Purchase Plan. In addition, the Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021 equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) 789,980 shares, or (iii) a number of shares as our Board of Directors may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan. Because the Purchase Plan was suspended in August 2012, no annual increase in the number of shares authorized under such plan occurred on January 1, 2014, on January 1, 2015 or on January 1, 2016. For more information on our 2011 Employee Stock Purchase Plan, see “Item 11: Executive Compensation—Compensation Discussion and Analysis—Grants of Plan-Based Awards—2011 Employee Stock Purchase Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Code of Business Conduct and Ethics

Under our Code of Business Conduct and Ethics, all conflicts of interest and related party transactions involving our directors or executive officers must be reviewed and approved in writing by our full Board of Directors. In the approval process, the approving authority will review all aspects of the conflict of interest or related party transaction, including but not limited to: (i) compliance with laws, rules and regulations; (ii) the adverse effect on our business and results of operations; (iii) the adverse effect on our relationships with third parties such as customers, vendors and potential investors; (iv) the benefit to the director, officer or employee at issue; and (v) the creation of morale problems among other employees. Our Board of Directors will only approve those related party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests.

Registration Rights Agreement

On November 9, 2009, we entered into a registration rights agreement with the holders of MagnaChip Semiconductor LLC’s common units issued in our reorganization proceedings, including Avenue, where we granted them registration rights with respect to our common stock. In 2012 and 2013, the Company paid fees and expenses of $1.2 million and $0.8 million, respectively, in connection with the registration and sale of shares of our common stock by Avenue pursuant to such registration rights agreement. Affiliates of Avenue currently have one employee, Mr. Klein, serving as a member of our Board of Directors. Mr. Elkins, also a current member of our Board of Directors, was previously employed by affiliates of Avenue until December 31, 2012, and served as a consultant to affiliates of Avenue.

Director Independence

The Board of Directors reviews the independence of each director annually. In determining the independence of our directors, our Board of Directors considered Section 303A of the NYSE listing standards and broadly considered the materiality of each director’s relationship with us. Based upon the foregoing criteria, our Board of Directors has determined that the following directors are independent: Mr. R. Douglas Norby, Mr. Michael Elkins, Dr. Ilbok Lee, Mr. Gary Tanner and Mr. Nader Tavakoli. In making such determination of independence for Mr. Elkins under the applicable NYSE independence standards, the Board of Directors specifically considered Mr. Elkins’ previous employment and consulting arrangement with Avenue.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed or expected to be billed for professional services rendered by Samil PricewaterhouseCoopers and its affiliates for the years ended December 31, 2015 and 2014.

	Year Ended December 31
	2015	2014
	(in millions)
Audit fees	$1.6	$2.3
Audit Related fees	—	—
Tax fees	—	0.0
All other fees	—	0.0

Total	$1.6	$2.3

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

The information required by this item is included in Item 8 of Part II of the Original 10-K Filing.

2.	Financial Statement Schedules

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on March 11, 2011).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.2	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.3	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.4	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.5	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.18	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Separation Agreement, effective July 31, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on February 12, 2015).

10.27*	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.28-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.28*	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe (incorporated by reference to Exhibit 10.29-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.29*	Separation Agreement, effective April 12, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Margaret Sakai (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on February 12, 2015).

10.30*	Separation Agreement, effective June 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2015).

10.31*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.33*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

Exhibit No.	Exhibit Description

10.33-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.34-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.35*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.35-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.36*^	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee.

10.36-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.37*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.43*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.44	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K filed on March 8, 2012).

10.45	Exchange and Registration Rights Agreement, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation and Barclays Capital Inc., as representative for the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2013).

12.1^	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

Exhibit No.	Exhibit Description

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1^	Consent of Samil PricewaterhouseCoopers

31.1^	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.3#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
^	Previously filed with the Original 10-K Filing
#	Filed herewith
†	Previously furnished with the Original 10-K Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	April 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	April 29, 2016
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jonathan W. Kim	April 29, 2016
Jonathan W. Kim, Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Michael Elkins	April 29, 2016
Michael Elkins, Director

/s/ Randal Klein	April 29, 2016
Randal Klein, Director

/s/ Ilbok Lee	April 29, 2016
Ilbok Lee, Director

/s/ Douglas Norby	April 29, 2016
R. Douglas Norby, Non- Executive Chairman of the Board of Directors

/s/ Gary Tanner	April 29, 2016
Gary Tanner, Director

/s/ Nader Tavakoli	April 29, 2016
Nader Tavakoli, Director

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on March 11, 2011).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.2	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.3	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.4	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.5	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.18	Warrant Agreement, dated as of November 9, 2009, between MagnaChip Semiconductor LLC and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Separation Agreement, effective July 31, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Sang Park (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on February 12, 2015).

10.27*	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.28-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.28*	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe (incorporated by reference to Exhibit 10.29-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.29*	Separation Agreement, effective April 12, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Margaret Sakai (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on February 12, 2015).

10.30*	Separation Agreement, effective June 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2015).

10.31*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.33*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.33-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.34-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

Exhibit No.	Exhibit Description

10.34-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.35*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.35-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.36*^	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee.

10.36-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.37*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.43*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.44	Amendment No. 1 to Warrant Agreement, dated as of February 16, 2012, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K filed on March 8, 2012).

10.45	Exchange and Registration Rights Agreement, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation and Barclays Capital Inc., as representative for the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2013).

12.1^	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1^	Consent of Samil PricewaterhouseCoopers

31.1^	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit Description

31.3#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
^	Previously filed with the Original 10-K Filing
#	Filed herewith
†	Previously furnished with the Original 10-K Filing