Form 10-Q
period 2016-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2016-05-06
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 30, 2016, the registrant had 34,698,904 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and March 31, 2015	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and March 31, 2015	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2016 and March 31, 2015	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and March 31, 2015	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II OTHER INFORMATION		42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 6.	Exhibits	44

SIGNATURES		45

PART I—FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$73,527	$90,882
Restricted cash (Note 17)	29,580	—
Accounts receivable, net	55,156	63,498
Inventories, net	71,003	57,619
Other receivables (Note 17)	2,756	31,932
Prepaid expenses	10,320	7,075
Hedge collateral	2,000	6,000
Other current assets	3,067	3,228

Total current assets	247,409	260,234

Property, plant and equipment, net	190,556	191,985
Intangible assets, net	2,797	2,629
Long-term prepaid expenses	11,188	12,117
Deferred income tax assets	236	238
Other non-current assets	6,649	6,897

Total assets	$458,835	$474,100

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$60,126	$55,476
Other accounts payable	5,794	10,961
Accrued expenses	74,470	76,721
Deferred revenue	—	10,060
Deposits received	—	8,165
Other current liabilities	6,769	5,128

Total current liabilities	147,159	166,511

Long-term borrowings, net	220,548	220,375
Accrued severance benefits, net	138,100	134,148
Other non-current liabilities	12,652	15,396

Total liabilities	518,459	536,430

Commitments and Contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,277,669 shares issued and 34,698,904 outstanding at March 31, 2016 and 41,147,707 shares issued and 34,568,942 outstanding at December 31, 2015	412	411
Additional paid-in capital	125,153	124,618
Accumulated deficit	(88,085)	(96,210)
Treasury stock, 6,578,765 shares at March 31, 2016 and December 31, 2015	(90,918)	(90,918)
Accumulated other comprehensive loss	(6,186)	(231)

Total stockholders’ equity (deficit)	(59,624)	(62,330)

Total liabilities and stockholders’ equity	$458,835	$474,100

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands of US dollars, except share data)
Net sales	$148,105	$164,885
Cost of sales	113,856	129,908

Gross profit	34,249	34,977

Operating expenses
Selling, general and administrative expenses	19,952	25,030
Research and development expenses	17,815	22,160
Restructuring gain	(7,785)	—

Total operating expenses	29,982	47,190

Operating income (loss)	4,267	(12,213)

Interest expense	(4,057)	(4,125)
Foreign currency gain (loss), net	8,195	(3,176)
Other income, net	535	618

Income (loss) before income taxes	8,940	(18,896)

Income tax expenses	815	1,133

Net income (loss)	$8,125	$(20,029)

Earnings (loss) per common share—
Basic	$0.23	$(0.59)
Diluted	$0.23	$(0.59)
Weighted average number of shares—
Basic	34,698,904	34,056,468
Diluted	34,918,568	34,056,468

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands of US dollars)
Net income (loss)	$8,125	$(20,029)

Other comprehensive income (loss)
Foreign currency translation adjustments	(6,020)	3,056
Derivative adjustments
Fair valuation of derivatives	65	—
Reclassification adjustment for gain on derivatives included in net loss	—	(485)

Total other comprehensive income (loss)	(5,955)	2,571

Total comprehensive income (loss)	$2,170	$(17,458)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Loss	Total
(In thousands of US dollars, except share data)	Shares	Amount
Three Months Ended March 31, 2016
Balance at January 1, 2016	34,568,942	$411	$124,618	$(96,210)	$(90,918)	$(231)	$(62,330)
Stock-based compensation	—	—	536	—	—	—	536
Settlement of restricted stock units	129,962	1	(1)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(5,955)	(5,955)
Net income	—	—	—	8,125	—	—	8,125

Balance at March 31, 2016	34,698,904	$412	$125,153	$(88,085)	$(90,918)	$(6,186)	$(59,624)

Three Months Ended March 31, 2015
Balance at January 1, 2015	34,056,468	$406	$118,419	$(11,343)	$(90,918)	$(35,066)	$(18,502)
Stock-based compensation	—	—	185	—	—	—	185
Other comprehensive income, net	—	—	—	—	—	2,571	2,571
Net loss	—	—	—	(20,029)	—	—	(20,029)

Balance at March 31, 2015	34,056,468	$406	$118,604	$(31,372)	$(90,918)	$(32,495)	$(35,775)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$8,125	$(20,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	6,024	6,870
Provision for severance benefits	5,771	7,260
Amortization of debt issuance costs and original issue discount	173	162
Loss (gain) on foreign currency, net	(8,857)	4,179
Restructuring gain	(7,785)	—
Stock-based compensation	536	185
Other	(10)	(242)
Changes in operating assets and liabilities
Accounts receivable, net	7,716	133
Inventories, net	(11,946)	(1,701)
Other receivables	(326)	6,140
Other current assets	(1,559)	(1,329)
Accounts payable	4,920	5,902
Other accounts payable	(3,748)	(4,881)
Accrued expenses	(3,729)	(7,626)
Deferred revenue	(9,777)	(1,604)
Other current liabilities	828	(170)
Other non-current liabilities	(325)	(220)
Payment of severance benefits	(4,098)	(1,341)
Other	(114)	(367)

Net cash used in operating activities	(18,181)	(8,679)

Cash flows from investing activities
Purchase of plant, property and equipment	(4,288)	(557)
Payment for intellectual property registration	(237)	(77)
Collection of guarantee deposits	374	—
Proceeds from settlement of hedge collateral	3,993	—
Payment of guarantee deposits	(14)	(411)
Other	10	15

Net cash used in investing activities	(162)	(1,030)

Cash flows from financing activities
Net cash provided by financing activities	—	—

Effect of exchange rates on cash and cash equivalents	988	(1,330)

Net decrease in cash and cash equivalents	(17,355)	(11,039)

Cash and cash equivalents
Beginning of the period	90,882	102,434

End of the period	$73,527	$91,395

Supplemental cash flow information
Cash paid for interest	$7,453	$7,683

Cash paid (refunded) for income taxes	$(315)	$303

Non-cash operating activities
Insurance proceeds in restricted cash reclassified from other receivables (Note 17)	$(29,571)	$—

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$605	$785

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2015 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under US GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those reporting periods using a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 require an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. The Company does not expect the adoption of ASU 2015-17 to have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (the “Original Effective Date”), including interim periods within that reporting period, and can be adopted either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the Original Effective Date. In August 2015, the FASB issued ASU 2015-14 “Deferral of the Effective Date,” which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before the original effective date as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. The effective date and transition requirements for ASU 2016-08 and ASU 2014-09 are the same. The Company is currently evaluating the potential impact of adopting ASU 2014-09 and ASU 2016-08 on its consolidated financial statements.

Recently Adopted Accounting Pronouncement

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted ASU 2015-03 in the first quarter of fiscal 2016 and reclassified all prior periods presented in its consolidated balance sheets to conform to the current period presentation. As of March 31, 2016 and December 31, 2015, $3,639 thousand and $3,781thousand, respectively, of debt issuance costs were reclassified in the consolidated balance sheets from other non-current assets to a reduction of long-term borrowings. The adoption of ASU 2015-03 did not impact the Company’s consolidated statements of operations and cash flows.

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $5,678 thousand and $25,485 thousand for the three months ended March 31, 2016 and 2015, respectively, and these sales resulted in pre-tax losses of $18 thousand and $22 thousand for the three months ended March 31, 2016 and 2015, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. While these discount arrangements allow the Company to accelerate collection of customers’ receivables, there can be no assurance that these programs will continue in the future.

3. Inventories

Inventories as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Finished goods	$26,924	$18,427
Semi-finished goods and work-in-process	53,258	47,131
Raw materials	7,514	5,987
Materials in-transit	553	2,107
Less: inventory reserve	(17,246)	(16,033)

Inventories, net	$71,003	$57,619

	Three Months Ended
	March 31, 2016	March 31, 2015
Beginning balance	$(16,033)	$(47,488)
Change in reserve	(1,650)	(896)
Write off	783	6,338
Translation adjustments	(346)	228

Ending balance	$(17,246)	$(41,818)

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

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2016 and December 31, 2015 are comprised of the following:

	March 31, 2016	December 31, 2015
Buildings and related structures	$67,604	$66,487
Machinery and equipment	256,249	256,259
Vehicles and others	27,928	27,075

	351,781	349,821
Less: accumulated depreciation	(176,171)	(172,546)
Land	14,946	14,710

Property, plant and equipment, net	$190,556	$191,985

Aggregate depreciation expenses totaled $5,921 thousand and $6,789 thousand for the three months ended March 31, 2016 and 2015, respectively.

5. Intangible Assets

Intangible assets as of March 31, 2016 and December 31, 2015 are comprised of the following:

	March 31, 2016
	Gross amount	Accumulated amortization	Net amount
Technology	$18,756	$(18,756)	$—
Customer relationships	26,938	(26,938)	—
Intellectual property assets	8,677	(5,880)	2,797

Intangible assets, net	$54,371	$(51,574)	$2,797

	December 31, 2015
	Gross amount	Accumulated amortization	Net amount
Technology	$18,460	$(18,460)	$—
Customer relationships	26,513	(26,513)	—
Intellectual property assets	8,357	(5,728)	2,629

Intangible assets, net	$53,330	$(50,701)	$2,629

Aggregate amortization expenses for intangible assets totaled $103 thousand and $81 thousand for the three months ended March 31, 2016 and 2015, respectively.

6. Accrued Expenses

Accrued expenses as of March 31, 2016 and December 31, 2015 are comprised of the following:

	March 31, 2016	December 31, 2015
Payroll, benefits and related taxes, excluding severance benefits	$21,776	$18,831
Withholding tax attributable to intercompany interest income	13,219	13,130
Interest on senior notes	3,104	6,831
Settlement obligations	603	1,012
Accrued claim settlement	23,500	23,500
Outside service fees	4,975	4,327
Others	7,293	9,090

Accrued expenses	$74,470	$76,721

Accrued claim settlement included in the table above relates to the Company’s securities class action complaints. On December 10, 2015, it was determined that the Company is obligated to make an aggregate settlement payment of $23,500 thousand, which includes all attorneys’ fees, costs of administration and plaintiffs’ out-of-pocket expenses, lead plaintiff compensatory awards and disbursements. In connection with the securities class action complaints, the Company also settled with its insurers and obtained proceeds of $29.6 million which are recorded as restricted cash as of March 31, 2016. For more information on the accrued claim settlement, see “Note 17. Commitments and Contingencies”.

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of March 31, 2016 are as follows:

Date of transaction	Type of derivative	Total notional amount	Month of settlement
September 30, 2015	Zero cost collar	$30,000	April to June 2016

The zero cost collar contracts qualify as cash flow hedges under Accounting Standards Codification 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of March 31, 2016 and December 31, 2015 are as follows:

Derivatives designated as hedging instruments:		March 31, 2016	December 31, 2015
Asset Derivatives:
Zero cost collars	Other current assets	$57	$—
Liabilities Derivatives:
Zero cost collars	Other current liabilities	$—	$40

Offsetting of derivative assets as of March 31, 2016 is as follows:

As of March 31, 2016	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/ pledged
Asset Derivatives:
Zero cost collars	$57	$—	$57	$—	$—	$57

Offsetting of derivative liabilities as of December 31, 2015 is as follows:

As of December 31, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/ pledged
Liabilities Derivatives:
Zero cost collars	$40	$—	$40	$—	$—	$40

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2016 and 2015:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015		2016	2015
Zero cost collars	$65	$—	Net sales	$—	$485	Other income, net	$42	$—

Total	$65	$—		$—	$485		$42	$—

As of March 31, 2016, the amount expected to be reclassified from accumulated other comprehensive income into income within the next twelve months is $24 thousand.

The Company set aside $2,000 thousand and $6,000 thousand cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for the zero cost collar contracts outstanding as of March 31, 2016 and December 31, 2015, respectively.

The Company is required to deposit cash collateral with NFIK for any exposure in excess of $500 thousand and no such cash collateral was required as of March 31, 2016. These outstanding zero cost collar contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

8. Fair Value Measurements

The Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016, and the basis for that measurement is as follows:

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$57	$57	$—	$57	$—

As of March 31, 2016, the Company did not have any assets and liabilities measured at fair value on a recurring basis other than cash and cash equivalents, restricted cash, accounts receivable, other receivables, hedge collateral, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

As of March 31, 2016, the total carrying value and estimated fair value of the Company’s 6.625% Senior Notes due July 15, 2021 (the “2021 Notes”), which are not measured at fair value on a recurring basis, were $220,548 thousand and $166,500 thousand, respectively. The estimated fair value is based on Level 2 inputs.

9. Long-Term Borrowings

Long-term borrowings as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
6.625% senior notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(4,452)	(4,625)

Long-term borrowings, net of unamortized discount and debt issuance costs	$220,548	$220,375

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

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2016, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Beginning balance	$135,160	$140,405
Provisions	5,771	7,260
Severance payments	(4,098)	(1,341)
Translation adjustments	2,270	(726)

	139,103	145,598
Less: Cumulative contributions to the National Pension Fund	(302)	(343)
Group severance insurance plan	(701)	(764)

Accrued severance benefits, net	$138,100	$144,491

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2016	$—
2017	—
2018	—
2019	1,038
2020	1,673
2021	2,871
2022 – 2026	20,186

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

The above table reflects an effect of a mandatory extension of retirement age in Korea from 57 to 60 under the Employment Promotion for the Aged Act effective from the beginning of 2016.

11. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2016, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $590 million. The Korean won to U.S. dollar exchange rates were 1,153.5:1 and 1,172.0:1 using the first base rate as of March 31, 2016 and December 31, 2015, respectively, as quoted by the KEB Hana Bank (formerly Korea Exchange Bank).

12. Restructuring Gain

During the first quarter of 2016, the Company completed all procedures necessary to sell all machineries in its closed six-inch fabrication facility in Cheongju, South Korea (the “6-inch fab”) and recognized the $7,785 thousand of restructuring gain from the related deposit of $8,165 thousand received as of December 31, 2015, net of certain direct selling costs.

13. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The Company’s Korean subsidiary is the primary operating subsidiary of the Company. For the three months ended March 31, 2016 and 2015, no income tax expense or benefit for the Korean subsidiary was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the three months ended March 31, 2016 and 2015 was $815 thousand and $1,133 thousand, respectively, primarily attributable to interest on intercompany loan balances. The decrease in income tax expenses was attributable to a reversal of deferred tax assets at a foreign subsidiary for the three months ended March 31, 2015.

14. Geographic and Segment Information

The Company had previously reported its results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign the Company’s businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. In furtherance of these objectives, the Company combined its Display Solutions and Power Solutions business lines into a new segment called Standard Products Group. Beginning in the second quarter of 2015, the Company began reporting its financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer who allocates resources and assesses performance of the business and other activities based on gross profit. The two newly established operating segments were managed prospectively and all prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

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

The following sets forth information relating to the operating segment:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net Sales
Foundry Services Group	$59,979	$74,520
Standard Products Group
Display Solutions	58,059	56,353
Power Solutions	29,918	33,837

Total Standard Products Group	$87,977	$90,190
All other	149	175

Total net sales	$148,105	$164,885

	Three Months Ended
	March 31, 2016	March 31, 2015
Gross Profit
Foundry Services Group	$14,293	$15,377
Standard Products Group	20,760	19,425
All other	(804)	175

Total gross profit	$34,249	$34,977

The following is a summary of net sales by geographic region, based on the location to which the products are billed:

	Three Months Ended
	March 31, 2016	March 31, 2015
Korea	$50,628	$62,470
Asia Pacific (other than Korea)	81,793	79,177
U.S.A.	4,776	19,370
Europe	10,517	3,653
Others	391	215

Total	$148,105	$164,885

Net sales from the Company’s top ten largest customers accounted for 64% and 67% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016, the Company had two customers that represented 18.5% and 13.0% of its net sales, respectively. For the three months ended March 31, 2015, the Company had two customers that represented 15.4% and 13.8% of its net sales, respectively.

96% of the Company’s property, plant and equipment are located in Korea as of March 31, 2016.

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
Foreign currency translation adjustments	$(6,210)	$(190)
Derivative adjustments	24	(41)

Total	$(6,186)	$(231)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 is as follows:

Three Months Ended March 31, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(190)	$(41)	$(231)

Other comprehensive income (loss) before reclassifications	(6,020)	65	(5,955)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive income (loss)	(6,020)	65	(5,955)

Ending balance	$(6,210)	$24	$(6,186)

Three Months Ended March 31, 2015	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(35,551)	$485	$(35,066)

Other comprehensive income before reclassifications	3,056	—	3,056
Amounts reclassified from accumulated other comprehensive income	—	(485)	(485)

Net current-period other comprehensive income (loss)	3,056	(485)	2,571

Ending balance	$(32,495)	$—	$(32,495)

16. Earnings (loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income (loss)	$8,125	$(20,029)
Weighted average common stock outstanding
Basic	34,698,904	34,056,468
Diluted	34,918,568	34,056,468
Earnings (loss) per share
Basic	$0.23	$(0.59)
Diluted	$0.23	$(0.59)

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2016	March 31, 2015
Options	3,770,331	3,068,898

Rights Plan

On March 5, 2015, the Company entered into a Rights Agreement, dated as of March 5, 2015 between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agreement”), and the Board of Directors of the Company, authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock, par value $0.01 per share, outstanding at the close of business on March 16, 2015. On March 2, 2016, the Company entered into an amendment to the Rights Agreement. As amended, each Right, once exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $12, subject to adjustment (the “Purchase Price”). The Rights are not presently exercisable and remain attached to the shares of common stock unless and until the occurrence of the earlier of the following (the “Distribution Date”): (i) the tenth day after the public announcement or disclosure by the Company or any person or group of affiliated or associated persons that any person or group of affiliated or associated persons has become an “Acquiring Person” by obtaining beneficial ownership of 12.5% (or 20% in the case of a “passive institutional investor,” which is defined generally as any person who has reported beneficial ownership of shares of common stock on Schedule 13G under the Securities Exchange Act of 1934) or more of the Company’s outstanding common stock, subject to certain exceptions; or (ii) the tenth business day (or such later date as the Company’s Board of Directors may designate before a person or group of affiliated or associated persons becomes an Acquiring Person) after the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer by any person or group of affiliated or associated persons, which would, if consummated, result in such person or group becoming an Acquiring Person. The Board of Directors may redeem all of the Rights for $0.001 per Right at any time before any person or group of affiliated or associated persons becomes an Acquiring Person. In addition, at any time on or after any person or group of affiliated or associated persons becomes an Acquiring Person (but before any person or group of affiliated or associated persons becomes the owner of 50% or more of the Company’s outstanding common stock), the Board of Directors may exchange all or part of the Rights (other than the Rights beneficially owned by the Acquiring Person and certain affiliated persons) for shares of common stock at an exchange ratio of one share of common stock per Right. The Rights will expire at the close of business on September 5, 2016, unless redeemed or exchanged prior to that time.

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

17. Commitments and Contingencies

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

On April 7, 2016, the court found (i) plaintiffs’ representatives satisfied Rule 23’s requirements for certification of a putative class for settlement purposes and (ii) the amount of the proposed class action settlement, and the process by which the proposed settlement was negotiated, to be fair and reasonable. The court, however, denied, without prejudice, the motion for preliminary approval of the settlement due to certain identified deficiencies. On April 13, 2016, plaintiffs filed a renewed motion for preliminary approval of the settlement, which sought to cure the deficiencies identified by the court. The settlement remains subject to stockholder notice, court approval and other customary conditions.

The Company has recorded the $23.5 million of the obligation as accrued expenses in the consolidated balance sheets as of December 31, 2015 and as selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015. The Company has recorded $29.6 million of the proceeds from the insurers as other receivables in the consolidated balance sheets as of December 31, 2015 and as a deduction of the selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015. The proceeds from the insurers of $29.6 million were deposited into the Company’s escrow account during the first quarter of 2016. As a result, the Company reclassified the $29.6 million deposits recorded in other receivables into restricted cash as of March 31, 2016.

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

On January 22, 2016, the Company and the plaintiffs in the Hemmingson and Bushansky actions entered into and filed a stipulation of settlement with the Superior Court of the State of California, Santa Clara County. The settlement provides for the resolution of all of the pending claims in both shareholder derivative actions against the Company and the individual defendants, without any liability or wrongdoing attributed to them. The settlement provides for an aggregate payment from the Company defendants’ directors and officers insurance policies of $3.0 million to be made to an escrow account, which will be remitted to the Company once the settlement becomes final, less (i) any applicable costs of such escrow account, (ii) any amount awarded by the court to the plaintiff’s counsel for attorney’s fees and litigation expenses and (iii) the cost of providing notice of the settlement to the Company’s stockholders. The proposed settlement also requires that the Company implement certain corporate governance measures. On February 22, 2016, plaintiffs filed an unopposed motion for preliminary approval of the proposed derivative settlement. A hearing on plaintiffs’ motion is scheduled for June 10, 2016. The proposed settlement remains subject to stockholder notice, court approval and other customary conditions.

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

18. Subsequent Events

In December 2014, the Company announced that the Company’s Board of Directors had adopted a plan to close the 6-inch fab. According to this plan, the 6-inch fab was closed on February 29, 2016. On April 4, 2016, the Company commenced a voluntary resignation program (the “Program”), which was available to certain manufacturing employees, including the Company’s 6-inch fab employees, through April 29, 2016.

As of April 29, 2016, 169 employees elected to resign under the terms of the Program. The Company will pay approximately $8 million for severance benefits, which are required by law and have already been fully accrued in the Company’s financial statements, in a lump sum during the second quarter of 2016. The Company will also pay other termination benefits under the Program of approximately $4 million in the aggregate, payable in equal monthly installments over the next twelve months. The Company expects to record a $4 million charge related to the other termination benefits payable under the Program during the second quarter of 2016.

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and IoT applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with a 30-year operating history, large portfolio of 2,350 registered novel patents and 159 pending novel patent applications and extensive engineering and manufacturing process expertise.

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

Our products and services require investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. Generally, incremental capacity expansions in our business of the market result in more moderate industry capacity expansion as compared to leading edge processes. As a result, we are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. We believe this capital investment strategy enables us to optimize our capital investments and facilitates more diversified product and service offerings.

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

Recent Developments

In December 2014, we announced that our Board of Directors had adopted a plan to close our 6-inch fab. According to this plan, the 6-inch fab was closed on February 29, 2016. On April 4, 2016, we commenced a voluntary resignation program (the “Program”), which was available to certain manufacturing employees, including our 6-inch fab employees, through April 29, 2016.

As of April 29, 2016, 169 employees elected to resign under the terms of the Program, from which we expect to save approximately $8 million in spending per year. We will pay approximately $8 million for severance benefits, which are required by law and have already been fully accrued in our financial statements, in a lump sum during the second quarter of 2016. We will also pay other termination benefits under the Program of approximately $4 million in the aggregate, payable in equal monthly installments over the next twelve months. We expect to record a $4 million charge related to the other termination benefits payable under the Program during the second quarter of 2016.

Restatement

In January 2014, our Audit Committee commenced an independent investigation that resulted in the restatement of certain financial statements for prior periods. As a result of the restatement, we have incurred substantial external accounting, legal and other related costs associated with the restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred restatement related costs of $3.6 million, primarily attributable to those relate to certain litigation, for the three months ended March 31, 2016, compared to $7.1 million in the three months ended March 31, 2015. On December 10, 2015, we entered into a Memorandum of Understanding with the plaintiffs’ representatives to settle the Class Action Litigation, as defined and detailed in “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies” in this Report, for an aggregate settlement payment of $23.5 million. This settlement payment is expected to be fully funded by insurance proceeds.

Segments

We had previously reported our results of operations under one operating segment. During the second quarter of 2015, organizational changes were made to (i) realign our businesses and organizational structure and (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies. Accordingly, we combined our business lines of Display Solutions and Power Solutions into a new segment called Standard Products Group. Beginning in the second quarter of 2015, we began to report our financial results in two operating segments: Semiconductor Manufacturing Services and Standard Products Group. We identified these segments based on how we allocate resources and assess our performance.

During the third quarter of 2015, we changed the name of our Semiconductor Manufacturing Services segment to Foundry Services Group. We believe that this new name provides greater clarity on the identity of this segment. There is no change to the composition of this reportable segment from what we previously reported for the Semiconductor Manufacturing Services segment.

•	Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve consumer, computing, communication, industrial, automotive and IoT applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 461 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), embedded memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Foundry Services Group business represented 40.5% and 45.2% of our net sales for the three months ended March 31, 2016 and March 31, 2015, respectively. Gross profit from our Foundry Services Group business was $14.3 million and $15.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

•	Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). We provide a full range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. Our sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 59.4% and 54.7% of our net sales for the three months ended March 31, 2016 and March 31, 2015, respectively. Gross profit from our Standard Products Group was $20.8 million and $19.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Loss

We use the terms Adjusted EBITDA and Adjusted Net Loss throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as net income (loss), adjusted to exclude (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expenses (benefits), (iv) restructuring and other (gain), net, (v) equity-based compensation expense, (vi) foreign currency loss (gain), net, (vii) derivative valuation loss (gain), net and (viii) restatement related expenses.

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

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(In millions)
Net income (loss)	$8.1	$(20.0)
Adjustments:
Depreciation and amortization	6.0	6.9
Interest expense, net	4.0	4.1
Income tax expenses	0.8	1.1
Restructuring and other (gain), net(a)	(6.8)	—
Equity-based compensation expense(b)	0.5	0.2
Foreign currency loss (gain), net(c)	(8.2)	3.2
Derivative valuation gain, net(d)	(0.0)	—
Restatement related expenses(e)	3.6	7.1

Adjusted EBITDA	$8.0	$2.5

(a)	This adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of $1.0 million training and transition costs related to our 6-inch fab employees.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. This amount does not include any allocation of internal costs related to the restatement.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted EBITDA for the three months ended March 31, 2016 and 2015 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

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

Adjusted Net Loss is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Loss differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Loss, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Loss for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other (gain), net , (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss (gain), net and (v) restatement related expenses.

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Loss for the periods indicated:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(In millions)
Net income (loss)	$8.1	$(20.0)
Adjustments:
Restructuring and other (gain), net(a)	(6.8)	—
Equity-based compensation expense(b)	0.5	0.2
Foreign currency loss (gain), net(c)	(8.2)	3.2
Derivative valuation gain, net(d)	(0.0)	—
Restatement related expenses(e)	3.6	7.1

Adjusted Net Loss	$(2.8)	$(9.6)

(a)	This adjustment eliminates the $7.8 million restructuring gain on sale of machinery in conjunction with the closure of our 6-inch fab, net of $1.0 million training and transition costs related to our 6-inch fab employees.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.

(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. This amount does not include any allocation of internal costs related to the restatement.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted Net Loss for the three months ended March 31, 2016 and 2015 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2016 and 2015, we sold products to 238 and 220 customers, respectively, and our net sales to our ten largest customers represented 64% and 60% of our net sales, respectively. We have a combined production capacity of over 121,000 eight-inch equivalent semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2016, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of March 31, 2016, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $590 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended March 31, 2016 and 2015

The following table sets forth consolidated results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$148.1	100.0%	$164.9	100.0%	$(16.8)
Cost of sales	113.9	76.9	129.9	78.8	(16.1)

Gross profit	34.2	23.1	35.0	21.2	(0.7)

Selling, general and administrative expenses	20.0	13.5	25.0	15.2	(5.1)
Research and development expenses	17.8	12.0	22.2	13.4	(4.3)
Restructuring gain	(7.8)	(5.3)	—	—	(7.8)

Operating income (loss)	4.3	2.9	(12.2)	(7.4)	16.5

Interest expense	(4.1)	(2.7)	(4.1)	(2.5)	0.1
Foreign currency gain (loss), net	8.2	5.5	(3.2)	(1.9)	11.4
Others, net	0.5	0.4	0.6	0.4	(0.1)

	4.7	3.2	(6.7)	(4.1)	11.4

Income (loss) before income taxes	8.9	6.0	(18.9)	(11.5)	27.8
Income tax expenses	0.8	0.6	1.1	0.7	(0.3)

Net income (loss)	$8.1	5.5	$(20.0)	(12.1)	$28.2

Results by segment

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$60.0	40.5%	$74.5	45.2%	$(14.5)
Standard Products Group
Display Solutions	58.1	39.2	56.4	34.2	1.7
Power Solutions	29.9	20.2	33.8	20.5	(3.9)

Total Standard Products Group	88.0	59.4	90.2	54.7	(2.2)
All other	0.1	0.1	0.2	0.1	—

Total net sales	$148.1	100.0%	$164.9	100.0%	$(16.8)

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$14.3	23.8%	$15.4	20.6%	$(1.1)
Standard Products Group	20.8	23.6	19.4	21.5	1.3
All other	(0.8)	(540.0)	0.2	100.0	(1.0)

Total gross profit	$34.2	23.1%	$35.0	21.2%	$(0.7)

Net Sales

Net sales were $148.1 million for the three months ended March 31, 2016, a $16.8 million, or 10.2%, decrease compared to $164.9 million for the three months ended March 31, 2015. This decrease was primarily due to decrease in revenue related to our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $60.0 million for the three months ended March 31, 2016, a $14.5 million, or 19.5%, decrease compared to $74.5 million for the three months ended March 31, 2015. The $9.2 million decrease was primarily attributable to reduced levels of demand of our foundry services from customers serving the high-end and mid-range smartphone markets. The remaining decrease was due to the expected revenue declines related to our closed 6-inch fab.

Standard Products Group. Net sales from our Standard Products Group segment were $88.0 million for the three months ended March 31, 2016, a $2.2 million, or 2.4%, decrease compared to $90.2 million for the three months ended March 31, 2015. This decrease was due to a $3.9 million decrease in revenue related to our Power Solutions products primarily for TVs and reduction of low margins MOSFETs as part of our product portfolio optimization process. Such decrease was partially offset by a $1.7 million increase in revenue related to our Display Solutions business line. This increase in sales was primarily attributable to higher sales of mobile display products, which was partially offset by reduced demand of source drivers among large display products, primarily for TVs and notebooks.

All Other. All other net sales were $0.1 million for the three months ended March 31, 2016 and $0.2 million for the three months ended March 31, 2015, respectively.

Gross Profit

Total gross profit was $34.2 million for the three months ended March 31, 2016 compared to $35.0 million for the three months ended March 31, 2015, a $0.7 million, or 2.1%, decrease. Gross profit as a percentage of net sales for the three months ended March 31, 2016 increased to 23.1% compared to 21.2% for the three months ended March 31, 2015. The increase in gross profit as a percentage of net sales was primarily attributable to the positive impact of lower unit costs due to our cost reduction efforts, partially offset by the negative impact of a lower utilization rate.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $14.3 million for the three months ended March 31, 2016, a $1.1 million, or 7.1%, decrease compared to $15.4 million for the three months ended March 31, 2015. Gross profit as a percentage of net sales for the three months ended March 31, 2016 increased to 23.8% compared to 20.6% for the three months ended March 31, 2015. The increase in gross profit as a percentage of net sales was mainly attributable to the positive impact of lower unit costs resulting from our continuing cost reduction effort. This increase was partially offset by the negative impact of a lower utilization rate and an increase in cost of end-of-life inventory produced in our 6-inch fab.

Standard Products Group. Gross profit from our Standard Products Group segment was $20.8 million for the three months ended March 31, 2016, a $1.3 million, or 6.9%, increase from $19.4 million for the three months ended March 31, 2015. Gross profit as a percentage of net sales for the three months ended March 31, 2016 increased to 23.6% compared to 21.5% for the three months ended March 31, 2015. The increase in gross profit as a percentage of net sales was mainly attributable to the positive impact of lower unit costs resulting from our continuing cost reduction effort. This increase was mainly offset by an unfavorable impact resulting from a lower utilization rate.

All Other. All other gross profit for the three months ended March 31, 2016 was a negative $0.8 million mainly attributable to training and transition costs related to our 6-inch fab employees, which was partially offset by revenue from the disposal of waste materials. All other gross profit for the three months ended March 31, 2015 was $0.2 million related to the disposal of waste materials.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$50.6	34.2%	$62.5	37.9%	$(11.8)
Asia Pacific (other than Korea)	81.8	55.2	79.2	48.0	2.6
United States	4.8	3.2	19.4	11.7	(14.6)
Europe	10.5	7.1	3.7	2.2	6.9
Others	0.4	0.3	0.2	0.1	0.2

	$148.1	100.0%	$164.9	100.0%	$(16.8)

Net sales in Korea for the three months ended March 31, 2016 decreased from $62.5 million to $50.6 million compared to the three months ended March 31, 2015, or by $11.8 million, or 19.0%, primarily due to reduced demand of large display applications primarily for TVs and notebooks and our foundry services from a customer serving the mid-range smartphone market. The decrease in sales of MOSFETs primarily for TVs also resulted in a decrease in sales.

Net sales in the United States for the three months ended March 31, 2016 decreased from $19.4 million to $4.8 million compared to the three months ended March 31, 2015, or by $14.6 million, or 75.3%, due to the change in billing location from the United States to Europe by a foundry customer serving the high-end smartphone market.

Net sales in the Europe for the three months ended March 31, 2016 increased from $3.7 million to $10.5 million compared to the three months ended March 31, 2015, or by $6.9 million, or 187.9%, primarily due to the change in billing location from the United States to Europe by a foundry customer serving the high-end smartphone market, which was partially offset by the decrease in sales to the customer.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.0 million, or 13.5% of net sales, for the three months ended March 31, 2016, compared to $25.0 million, or 15.2% of net sales, for the three months ended March 31, 2015. The decrease of $5.1 million, or 20.3%, was primarily attributable to a decrease in professional services costs related to the restatement of approximately $3.5 million

Research and Development Expenses. Research and development expenses were $17.8 million, or 12.0% of net sales, for the three months ended March 31, 2016, compared to $22.2 million, or 13.4% of net sales, for the three months ended March 31, 2015. The decrease of $4.3 million, or 19.6%, was primarily due to the decrease in material and personnel costs.

Restructuring Gain. Restructuring gain of $7.8 million recorded for the three months ended March 31, 2016 resulted from the sale of machinery related to the closure of our 6-inch fab.

Operating Income

As a result of the foregoing, operating income increased by $16.5 million, or 134.9%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. As discussed above, the increase in operating income resulted from a $5.1 million decrease in selling, general and administrative expenses, a $4.3 million decrease in research and development expenses and a $7.8 million increase in restructuring gain.

Other Income

Interest Expense. Interest expense was $4.1 million for the three months ended March 31, 2016 and March 31, 2015.

Foreign Currency Gains, Net. Net foreign currency gain for the three months ended March 31, 2016 was $8.2 million compared to net foreign currency loss of $3.2 million for the three months ended March 31, 2015. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the three months ended March 31, 2016 and March 31, 2015 was $0.5 million and $0.6 million, respectively.

Income Tax Expenses

Income tax expenses for the three months ended March 31, 2016 were $0.8 million and for the three months ended March 31, 2015 were $1.1 million, primarily attributable to interest on intercompany loan balances. The decrease in income tax expenses was attributable to a reversal of deferred tax assets at a foreign subsidiary for the three months ended March 31, 2015.

Net Income

As a result of the foregoing, net income increased by $28.2 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. As discussed above, the increase in net income primarily resulted from a $16.5 million increase in operating income attributable to reduction in certain operating expenses and a $11.4 million increase in foreign currency gain.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2016, we have zero balance in our accounts payable on extended terms or payment deferment with our vendors.

In addition to the factoring arrangements and accounts receivable discounting described above, our cash balance at December 31, 2015 compared to that at March 31, 2016 was impacted positively by $10.0 million of customer prepayments for the sale of products produced from our 6-inch fabrication facility closed during the first quarter of 2016. Those customers paid cash prior to risk of loss of products being transferred based on the terms of the arrangements. Our cash balance at December 31, 2015 was also impacted positively by approximately $8.2 million as the result of equipment deposits received with respect to the then-planned closure of our 6-inch fabrication facility.

Since fiscal 2015, we have implemented a comprehensive cost reduction program to reduce spending and improve our cash flows. Our ability to maintain sufficient liquidity for the next twelve months to fund our operations and capital expenditures and implement our business plan and strategy will also be dependent on continuing improvement of the recent negative trends in our operating results. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations and planned capital expenditures for the next twelve months. However, if our operating results do not improve, we may need to seek additional capital. There can be no assurance that any additional equity or debt financing would be available to us, or if available, that such financing would be on favorable terms to us. Accordingly, if we are unable to obtain additional capital or our business does not generate sufficient cash flows from operating activities to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include additional exit costs, reducing or delaying capital expenditures, selling assets, or other restructuring actions.

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

As of March 31, 2016, cash and cash equivalents held by our Korean subsidiary were $68.9 million, which represents 94% of our total cash and cash equivalents of $73.5 million on a consolidated basis. We, as a holding company resident in the United States, issued our 2021 Notes. Payments under our outstanding 2021 Notes are currently funded in part by our Korean subsidiary’s repayment of its existing loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay the loans owed to our Luxembourg subsidiary, which repays loans owed to us. Repatriation of funds could have potential adverse tax consequences.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $18.2 million for the three months ended March 31, 2016, compared to $8.7 million in the three months ended March 31, 2015. The net operating cash outflow for the three months ended March 31, 2016 reflects our net income of $8.1 million and non-cash adjustments of $4.1 million which mainly consisted of depreciation and amortization, provision for severance benefits, foreign currency loss and restructuring gain, and an increase in net operating assets of $22.2 million.

Our working capital balance as of March 31, 2016 was $100.3 million compared to $93.7 million as of December 31, 2015. The $6.5 million increase was primarily attributable to a $13.4 million increase in inventories and a $10.1 million decrease in deferred revenue, which were partially offset by a $17.4 million decrease in cash and cash equivalents.

The level of inventories is increased as of March 31, 2016 in anticipation of sales growth in future periods and the decrease in deferred revenue is due to the recognition of the related revenue during the first quarter of 2016 for the upfront payments received from certain customers for the sale of products prior to risk of loss being transferred based on the terms of the arrangement.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $0.2 million in the three months ended March 31, 2016, compared to $1.0 million in the three months ended March 31, 2015. The decrease was primarily attributable to a collection of hedge collateral of $4.0 million and a $0.8 million net decrease in guarantee deposits, which were partially offset by a $3.9 million net increase in capital expenditures.

Cash Flows from Financing Activities

We had no cash flows from financing activities for the three months ended March 31, 2016 and March 31, 2015.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the three months ended March 31, 2016, capital expenditures were $4.5 million, a $3.9 million, or 613.7%, increase from $0.6 million in the three months ended March 31, 2015. The increase was due to supporting technology improvements at our fabrication facilities in anticipation of attaining manufacturing efficiency.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2016:

	Payments Due by Period
	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
	(In millions)
Senior notes(1)	$307.0	$7.5	$14.9	$14.9	$14.9	$14.9	$239.9
Operating lease(2)	44.2	5.7	5.4	2.9	1.9	1.9	26.5
Others(3)	13.7	5.5	6.5	1.7	—	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of March 31, 2016, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,153.5:1, the exchange rate as of March 31, 2016.
(3)	Includes license agreements and other contractual obligations.

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

These covenants are subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the notes are rated investment grade at any time

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We follow accounting guidance on uncertain tax positions. Our unrecognized tax benefits totaled $2.2 million as of March 31, 2016. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $138.1 million as of March 31, 2016. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future period.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in the 2015 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

A description of our critical accounting policies that involve significant management judgement appears in the 2015 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2015 Form 10-K.

Recent Accounting Pronouncements

For a full description of new accounting pronouncements and recently adopted accounting pronouncement, including the respective dates and impact of adoption on our consolidated financial statements, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 1. Business, Basis of Presentation and Significant Accounting Policies” in this Report.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2016 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.0 million in our U.S. dollar financial instruments and cash balances.

See “Note 7. Derivative Financial Instruments” to our consolidated financial statements under “Item 1. Interim Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Impact of Foreign Currency Exchange Rates on Reported Results of Operations” for additional information regarding our foreign exchange hedging activities.

Interest Rate Exposures

As of March 31, 2016, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rate is fixed, we have no market risk related to the 2021 Notes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016, as we cannot conclude that the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2015 Form 10-K have been remediated as of the date of this Report.

Previously Identified Material Weaknesses

As previously disclosed in our 2015 Form 10-K, management concluded that, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), our internal control over financial reporting was not effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. For more information on material weaknesses in internal control over financial reporting, see Part II, Item 9A of our 2015 Form 10-K.

Remediation Efforts

As previously disclosed in Part II, Item 9A of our 2015 Form 10-K, we have enhanced various internal controls that relate to (i) Period End Closing and Financial Reporting and (ii) Income Tax Accounting and Disclosures. However, controls over (i) the completeness and accuracy of non-routine manual journal entries and (ii) the analysis and review of current income taxes will not be considered fully remediated until those controls operate effectively as redesigned for a sufficient period of time by the end of 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2015 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2015 Form 10-K and Note 16 and 17 to our consolidated financial statements in this Report for additional information.

Item 1A. Risk Factors

We are subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors set forth below as well as the risk factors disclosed in Part I, Item 1A of our 2015 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

Our Rights Plan and provisions in our charter documents and Delaware Law may make it difficult for a third party to acquire us and could depress the price of our common stock.

On March 5, 2015, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one preferred stock purchase right on each share of the Company’s common stock outstanding at the close of business on March 16, 2015. On March 2, 2016, the Company entered into an amendment to the Rights Agreement. As amended, each right will entitle the holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock. Under certain circumstances, if a person or group acquires 12.5% (or 20% in the case of a passive institutional investor) or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase for each share of common stock owned, $12 worth of shares of the Company’s common stock having a market value of twice such price. The rights expire in September 2016 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to acquire us without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

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

We cooperate with independent foundries to produce certain advanced technology Display Solutions products, and the failure of such independent foundries to satisfy our demand could materially disrupt our business.

We use independent foundry services for certain of our AMOLED Display Solutions products that require more advanced technology than is available in our fabrication facilities. Silicon wafer production at these facilities is allocated solely by our vendors and beyond our direct control. Therefore, any disruption in wafer supply from these vendors could have a material impact on our revenue and results of operations.

Except for the aforementioned, there are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2015 Form 10-K.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Amendment No. 1 dated as of March 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 2, 2016).

10.1#*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith
*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 6, 2016	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2016	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Amendment No. 1 dated as of March 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 2, 2016).

10.1#*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith
*	Management contract, compensatory plan or arrangement