Form 10-Q
period 2016-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2016-08-05
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016, the registrant had 34,731,754 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2016 and 2015	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 6.	Exhibits	49

SIGNATURES		50

PART I—FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$83,914	$90,882
Restricted cash (Note 17)	29,600	—
Accounts receivable, net	54,702	63,498
Inventories, net	70,439	57,619
Other receivables (Note 17)	6,025	31,932
Prepaid expenses	10,241	7,075
Hedge collateral	—	6,000
Other current assets	2,942	3,228

Total current assets	257,863	260,234

Property, plant and equipment, net	184,665	191,985
Intangible assets, net	2,897	2,629
Long-term prepaid expenses	13,421	12,117
Deferred income tax assets	245	238
Other non-current assets	6,570	6,897

Total assets	$465,661	$474,100

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$64,243	$55,476
Other accounts payable	8,836	10,961
Accrued expenses	80,062	76,721
Deferred revenue	11,310	10,060
Deposits received	—	8,165
Other current liabilities	4,741	5,128

Total current liabilities	169,192	166,511

Long-term borrowings, net	220,722	220,375
Accrued severance benefits, net	131,841	134,148
Other non-current liabilities	14,235	15,396

Total liabilities	535,990	536,430

Commitments and Contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,310,519 shares issued and 34,731,754 outstanding at June 30, 2016 and 41,147,707 shares issued and 34,568,942 outstanding at December 31, 2015	412	411
Additional paid-in capital	126,121	124,618
Accumulated deficit	(105,901)	(96,210)
Treasury stock, 6,578,765 shares at June 30, 2016 and December 31, 2015	(90,918)	(90,918)
Accumulated other comprehensive loss	(43)	(231)

Total stockholders’ deficit	(70,329)	(62,330)

Total liabilities and stockholders’ equity	$465,661	$474,100

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands of US dollars, except share data)
Net sales	$167,106	$162,015	$315,211	$326,900
Cost of sales	130,357	126,729	244,213	256,637

Gross profit	36,749	35,286	70,998	70,263

Operating expenses
Selling, general and administrative expenses	25,948	28,588	45,900	53,618
Research and development expenses	18,178	21,931	35,993	44,091
Restructuring gain	—	—	(7,785)	—

Total operating expenses	44,126	50,519	74,108	97,709

Operating loss	(7,377)	(15,233)	(3,110)	(27,446)

Interest expense	(4,073)	(3,987)	(8,130)	(8,112)
Foreign currency gain (loss), net	(7,101)	(12,296)	1,094	(15,472)
Other income, net	1,007	288	1,542	906

Loss before income taxes	(17,544)	(31,228)	(8,604)	(50,124)

Income tax expenses (benefits)	272	(602)	1,087	531

Net loss	$(17,816)	$(30,626)	$(9,691)	$(50,655)

Loss per common share—
Basic	$(0.51)	$(0.90)	$(0.28)	$(1.49)
Diluted	$(0.51)	$(0.90)	$(0.28)	$(1.49)
Weighted average number of shares—
Basic	34,716,081	34,092,402	34,707,492	34,074,534
Diluted	34,716,081	34,092,402	34,707,492	34,074,534

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands of US dollars)
Net loss	$(17,816)	$(30,626)	$(9,691)	$(50,655)

Other comprehensive income
Foreign currency translation adjustments	6,167	10,123	147	13,179
Derivative adjustments
Fair valuation of derivatives	(24)	(1,417)	41	(1,417)
Reclassification adjustment for gain on derivatives included in net loss	—	—	—	(485)

Total other comprehensive income	6,143	8,706	188	11,277

Total comprehensive loss	$(11,673)	$(21,920)	$(9,503)	$(39,378)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Loss	Total
(In thousands of US dollars, except share data)	Shares	Amount
Six Months Ended June 30, 2016
Balance at January 1, 2016	34,568,942	$411	$124,618	$(96,210)	$(90,918)	$(231)	$(62,330)
Stock-based compensation	—	—	1,504	—	—	—	1,504
Settlement of restricted stock units	162,812	1	(1)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	188	188
Net loss	—	—	—	(9,691)	—	—	(9,691)

Balance at June 30, 2016	34,731,754	$412	$126,121	$(105,901)	$(90,918)	$(43)	$(70,329)

Six Months Ended June 30, 2015
Balance at January 1, 2015	34,056,468	$406	$118,419	$(11,343)	$(90,918)	$(35,066)	$(18,502)
Stock-based compensation	—	—	1,977	—	—	—	1,977
Exercise of stock options	205,452	2	1,206	—	—	—	1,208
Other comprehensive income, net	—	—	—	—	—	11,277	11,277
Net loss	—	—	—	(50,655)	—	—	(50,655)

Balance at June 30, 2015	34,261,920	$408	$121,602	$(61,998)	$(90,918)	$(23,789)	$(54,695)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In thousands of US dollars)
Cash flows from operating activities
Net loss	$(9,691)	$(50,655)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,252	13,667
Provision for severance benefits	9,827	11,877
Amortization of debt issuance costs and original issue discount	347	324
Loss (gain) on foreign currency, net	(1,140)	17,146
Restructuring gain	(7,785)	—
Stock-based compensation	1,504	1,977
Other	164	1,544
Changes in operating assets and liabilities
Accounts receivable, net	8,505	3,145
Inventories, net	(11,946)	1,623
Other receivables	(3,635)	5,523
Other current assets	2,123	2,235
Deferred tax assets	37	339
Accounts payable	7,779	(12,431)
Other accounts payable	(5,156)	(5,550)
Accrued expenses	1,913	(10,710)
Other current liabilities	(1,364)	(699)
Deferred revenue	1,477	(1,359)
Other non-current liabilities	(661)	(1,084)
Payment of severance benefits	(13,102)	(4,231)
Other	(137)	(147)

Net cash used in operating activities	(8,689)	(27,466)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	5,917	—
Payment of hedge collateral	—	(6,555)
Purchase of plant, property and equipment	(5,834)	(1,964)
Payment for intellectual property registration	(478)	(263)
Collection of guarantee deposits	383	—
Payment of guarantee deposits	(11)	(642)
Other	11	237

Net cash used in investing activities	(12)	(9,187)

Cash flows from financing activities
Proceeds from issuance of common stock	—	1,208

Net cash provided by financing activities	—	1,208
Effect of exchange rates on cash and cash equivalents	1,733	5,683

Net decrease in cash and cash equivalents	(6,968)	(29,762)

Cash and cash equivalents
Beginning of the period	90,882	102,434

End of the period	$83,914	$72,672

Supplemental cash flow information
Cash paid for interest	$7,453	$7,683

Cash paid for income taxes	$469	$388

Non-cash operating activities
Insurance proceeds in restricted cash reclassified from other receivables (Note 17)	$(29,571)	$—

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$993	$1,493

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2015 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1, Business, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. A significant accounting policy adopted in fiscal 2016 is disclosed below.

Vendor Rebates—The Company, from time to time, enters into arrangements whereby rebates are obtained from vendors when the Company achieves certain levels of purchases. The vendor rebates are computed at an agreed upon amount or percentage of purchase levels. As these vendor rebates are impacted by actual and estimated purchases for the applicable agreed upon period, the Company periodically assesses the progress of its purchase levels and revises the estimates when necessary. The Company accounts for such rebates as a reduction of inventory until it sells the product, at which time such rebates are reflected as a reduction of cost of sales in its consolidated statements of operations. Vendor rebates recorded as a reduction of inventory were $0.2 million as of June 30, 2016 and as a reduction of cost of sales were $1.2 million for the six months ended June 30, 2016.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (the “Original Effective Date”), including interim periods within that reporting period, and can be adopted either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the Original Effective Date. In August 2015, the FASB issued ASU 2015-14 “Deferral of the Effective Date,” which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted but not before the original effective date as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) clarifying how to assess collectibility, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for ASU 2016-12, ASU 2016-08 and ASU 2014-09 are the same. The Company is currently evaluating the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-12 on its consolidated financial statements.

Recently Adopted Accounting Pronouncement

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted ASU 2015-03 in the first quarter of fiscal 2016 and reclassified all prior periods presented in its consolidated balance sheets to conform to the current period presentation. As of June 30, 2016 and December 31, 2015, $3,497 thousand and $3,781thousand, respectively, of debt issuance costs were reclassified in the consolidated balance sheets from other non-current assets to a reduction of long-term borrowings. The adoption of ASU 2015-03 did not impact the Company’s consolidated statements of operations and cash flows.

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $10,973 thousand and $32,143 thousand for the six months ended June 30, 2016 and 2015, respectively, and these sales resulted in pre-tax losses of $36 thousand and $37 thousand for the six months ended June 30, 2016 and 2015, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
Finished goods	$21,528	18,427
Semi-finished goods and work-in-process	55,396	47,131
Raw materials	6,692	5,987
Materials in-transit	1,820	2,107
Less: inventory reserve	(14,997)	(16,033)

Inventories, net	$70,439	$57,619

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2016		June 30, 2015
Beginning balance	$(17,246)	$(16,033)	$(41,818)	$(47,488)
Change in reserve	547	(1,181)	(4,977)	(5,864)
Write off	1,526	2,297	14,912	21,240
Translation adjustments	176	(80)	522	751

Ending balance	$(14,997)	$(14,997)	$(31,361)	$(31,361)

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

4. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2016 and December 31, 2015 are comprised of the following:

	June 30, 2016	December 31, 2015
Buildings and related structures	$67,023	$66,487
Machinery and equipment	254,522	256,259
Vehicles and others	28,875	27,075

	350,420	349,821
Less: accumulated depreciation	(180,557)	(172,546)
Land	14,802	14,710

Property, plant and equipment, net	$184,665	$191,985

Aggregate depreciation expenses totaled $12,036 thousand and $13,502 thousand for the six months ended June 30, 2016 and 2015, respectively.

5. Intangible Assets

Intangible assets as of June 30, 2016 and December 31, 2015 are comprised of the following:

	June 30, 2016
	Gross amount	Accumulated amortization	Net amount
Technology	$18,576	$(18,576)	$—
Customer relationships	26,679	(26,679)	—
Intellectual property assets	8,814	(5,917)	2,897

Intangible assets, net	$54,069	$(51,172)	$2,897

	December 31, 2015
	Gross amount	Accumulated amortization	Net amount
Technology	$18,460	$(18,460)	$—
Customer relationships	26,513	(26,513)	—
Intellectual property assets	8,357	(5,728)	2,629

Intangible assets, net	$53,330	$(50,701)	$2,629

Aggregate amortization expenses for intangible assets totaled $216 thousand and $165 thousand for the six months ended June 30, 2016 and 2015, respectively.

6. Accrued Expenses

Accrued expenses as of June 30, 2016 and December 31, 2015 are comprised of the following:

	June 30, 2016	December 31, 2015
Payroll, benefits and related taxes, excluding severance benefits	$24,735	$18,831
Withholding tax attributable to intercompany interest income	14,005	13,130
Interest on senior notes	6,831	6,831
Settlement obligations	421	1,012
Accrued claim settlement	23,500	23,500
Outside service fees	3,487	4,327
Others	7,083	9,090

Accrued expenses	$80,062	$76,721

Accrued claim settlement included in the table above relates to the Company’s securities class action complaints. On December 10, 2015, it was determined that the Company is obligated to make an aggregate settlement payment of $23,500 thousand, which includes all attorneys’ fees, costs of administration and plaintiffs’ out-of-pocket expenses, lead plaintiff compensatory awards and disbursements. In connection with the securities class action complaints, the Company also settled with its insurers and obtained proceeds of $29.6 million, which are recorded as restricted cash as of June 30, 2016. For more information on the accrued claim settlement, see “Note 17. Commitments and Contingencies”.

Payroll, benefits and related taxes in the table above includes unpaid other termination benefits under the voluntary resignation program of $3.5 million payable as of June 30, 2016, out of the $4.2 million total aggregate expense for such benefits during the quarter ended June 30, 2016, which are payable in equal monthly installments over the twelve month period which began in May 2016.

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

The Company did not have any derivative contracts in effect as of June 30, 2016.

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

The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of June 30, 2016 and December 31, 2015 are as follows:

Derivatives designated as hedging instruments:		June 30, 2016	December 31, 2015
Liabilities Derivatives:
Zero cost collars	Other current liabilities	$—	$40

Offsetting of derivative liabilities as of December 31, 2015 is as follows:

As of December 31, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/ pledged
Liabilities Derivatives:
Zero cost collars	$40	$—	$40	$—	$—	$40

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2016 and 2015:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015		2016	2015		2016	2015
Zero cost collars	$(24)	$(1,417)	Net sales	$—	$—	Other income, net	$(8)	$(306)

Total	$(24)	$(1,417)		$—	$—		$(8)	$(306)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2016 and 2015:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015		2016	2015
Zero cost collars	$41	$(1,417)	Net sales	$—	$485	Other income, net	$34	$(306)

Total	$41	$(1,417)		$—	$485		$34	$(306)

The Company had set aside $6,000 thousand cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for the zero cost collar contracts outstanding as of December 31, 2015, and has received all of such cash deposits back from NFIK as of June 30, 2016 as the contracts have expired.

8. Fair Value Measurements

As of June 30, 2016, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis. As of December 31, 2015, the carrying value of derivative liabilities, which are measured at fair value on a recurring basis, was $40 thousand. Its fair value measurement was based on Level 2 inputs.

As of June 30, 2016, the Company did not have any assets or liabilities measured at fair value on a recurring basis other than cash and cash equivalents and restricted cash, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

As of June 30, 2016, the total carrying value and estimated fair value of the Company’s 6.625% Senior Notes due July 15, 2021 (the “2021 Notes”), which are not measured at fair value on a recurring basis, were $220,722 thousand and $173,266 thousand, respectively. As of December 31, 2015, the total carrying value and estimated fair value of the 2021 Notes were $220,375 thousand and $157,500 thousand, respectively. The estimated fair values are based on Level 2 inputs.

9. Long-Term Borrowings

Long-term borrowings as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
6.625% senior notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(4,278)	(4,625)

Long-term borrowings, net of unamortized discount and debt issuance costs	$220,722	$220,375

On July 18, 2013, the Company issued $225,000,000 aggregate principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

The Company can optionally redeem all or a part of the 2021 Notes according to the following schedule: (i) at any time prior to July 15, 2017, the Company may on any one or more occasions redeem all or a part of the 2021 Notes issued under that certain Indenture, dated as of July 18, 2013, by and between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by that certain First Supplemental Indenture, dated as of March 27, 2014 (collectively, the “Indenture”), related to the 2021 Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus the applicable premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption and (ii) on or after July 15, 2017, the Company may on any one or more occasions redeem all or a part of the 2021 Notes, at a redemption price equal to 103.313%, 101.656% and 100% of the principal amount of the notes redeemed on or after July 15, 2017, 2018 and 2019, respectively, plus accrued and unpaid interest and special interest, if any, on the notes redeemed, to the applicable date of redemption.

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

These covenants are subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the 2021 Notes are rated investment grade at any time.

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2016, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2016		June 30, 2015
Beginning balance	$139,103	$135,160	$145,598	$140,405
Provisions	4,056	9,827	4,617	11,877
Severance payments	(9,004)	(13,102)	(2,890)	(4,231)
Translation adjustments	(1,355)	915	(2,525)	(3,251)

	132,800	132,800	144,800	144,800
Less: Cumulative contributions to the National Pension Fund	(290)	(290)	(333)	(333)
Group severance insurance plan	(669)	(669)	(740)	(740)

Accrued severance benefits, net	$131,841	$131,841	$143,727	$143,727

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age:

Severance benefit
Remainder of 2016	$—
2017	—
2018	—
2019	935
2020	1,672
2021	2,652
2022 – 2026	20,028

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

11. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2016, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $594 million. The Korean won to U.S. dollar exchange rates were 1,164.7:1 and 1,172.0:1 using the first base rate as of June 30, 2016 and December 31, 2015, respectively, as quoted by the KEB Hana Bank (formerly Korea Exchange Bank).

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

The Company’s Korean subsidiary is the principal operating entity within the consolidated Company. For the six months ended June 30, 2016 and 2015, no income tax expense or benefit for the Korean subsidiary was recorded due to net loss, net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the six months ended June 30, 2016 and 2015 was $1,087 thousand and $531 thousand, respectively.

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

The following sets forth information relating to the operating segment:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Sales
Foundry Services Group	$62,310	$78,962	$122,289	$153,482
Standard Products Group
Display Solutions	74,406	48,918	132,465	105,271
Power Solutions	30,213	33,995	60,131	67,832

Total Standard Products Group	104,619	82,913	192,596	173,103
All other	177	140	326	315

Total net sales	$167,106	$162,015	$315,211	$326,900

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gross Profit
Foundry Services Group	$14,187	$17,183	$28,480	$32,560
Standard Products Group	22,385	17,963	43,145	37,388
All other	177	140	(627)	315

Total gross profit	$36,749	$35,286	$70,998	$70,263

The following is a summary of net sales by geographic region, based on the location to which the products are billed:

	Three Months Ended
	June 30, 2016	June 30, 2015
Korea	$46,822	$61,755
Asia Pacific (other than Korea)	100,107	75,582
U.S.A.	8,338	20,310
Europe	11,749	3,708
Others	90	660

Total	$167,106	$162,015

	Six Months Ended
	June 30, 2016	June 30, 2015
Korea	$97,450	$124,225
Asia Pacific (other than Korea)	181,900	154,759
U.S.A.	13,114	39,680
Europe	22,266	7,361
Others	481	875

Total	$315,211	$326,900

Net sales from the Company’s top ten largest customers accounted for 68% and 65% for the three months ended June 30, 2016 and 2015, respectively, and 65% and 66% for the six months ended June 30, 2016 and 2015, respectively.

For the three months ended June 30, 2016, the Company had one customer that represented 29.4% of its net sales, and for the six months ended June 30, 2016, the Company had two customers that represented 24.3% and 11.0%, respectively.

For the three months ended June 30, 2015, the Company had two customers that represented 14.8% and 10.8% of its net sales, respectively. For the six months ended June 30, 2015, the Company had three customers that represented 15.1%, 11.3% and 10.1% of its net sales, respectively.

96% of the Company’s property, plant and equipment are located in Korea as of June 30, 2016.

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
Foreign currency translation adjustments	$(43)	$(190)
Derivative adjustments	—	(41)

Total	$(43)	$(231)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2016 and 2015 are as follows:

Three Months Ended June 30, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(6,210)	$24	$(6,186)

Other comprehensive income (loss) before reclassifications	6,167	(24)	6,143
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive income (loss)	6,167	(24)	6,143

Ending balance	$(43)	$—	$(43)

Three Months Ended June 30, 2015	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(32,495)	$—	$(32,495)

Other comprehensive income (loss) before reclassifications	10,123	(1,417)	8,706
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive income (loss)	10,123	(1,417)	8,706

Ending balance	$(22,372)	$(1,417)	$(23,789)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015 are as follows:

Six Months Ended June 30, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(190)	$(41)	$(231)

Other comprehensive income before reclassifications	147	41	188
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive income	147	41	188

Ending balance	$(43)	$—	$(43)

Six Months Ended June 30, 2015	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(35,551)	$485	$(35,066)

Other comprehensive income (loss) before reclassifications	13,179	(1,417)	11,762
Amounts reclassified from accumulated other comprehensive income	—	(485)	(485)

Net current-period other comprehensive income (loss)	13,179	(1,902)	11,277

Ending balance	$(22,372)	$(1,417)	$(23,789)

16. Loss per Share

The following table illustrates the computation of basic and diluted loss per common share:

	Three Months Ended
	June 30, 2016	June 30, 2015
Net loss	$(17,816)	$(30,626)
Weighted average common stock outstanding
Basic	34,716,081	34,092,402
Diluted	34,716,081	34,092,402
Loss per share
Basic	$(0.51)	$(0.90)
Diluted	$(0.51)	$(0.90)

	Six Months Ended
	June 30, 2016	June 30, 2015
Net loss	$(9,691)	$(50,655)
Weighted average common stock outstanding
Basic	34,707,492	34,074,534
Diluted	34,707,492	34,074,534
Loss per share
Basic	$(0.28)	$(1.49)
Diluted	$(0.28)	$(1.49)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Options	3,752,331	3,341,700	3,752,331	3,341,700
Restricted Stock Units	515,795	129,962	515,795	129,962

Rights Plan

On March 5, 2015, the Company entered into a Rights Agreement, dated as of March 5, 2015 between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agreement”), and the Board of Directors of the Company authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock, par value $0.01 per share, outstanding at the close of business on March 16, 2015. On March 2, 2016, the Company entered into an amendment to the Rights Agreement. As amended, each Right, once exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $12, subject to adjustment (the “Purchase Price”). The Rights are not presently exercisable and remain attached to the shares of common stock unless and until the occurrence of the earlier of the following (the “Distribution Date”): (i) the tenth day after the public announcement or disclosure by the Company or any person or group of affiliated or associated persons that any person or group of affiliated or associated persons has become an “Acquiring Person” by obtaining beneficial ownership of 12.5% (or 20% in the case of a “passive institutional investor,” which is defined generally as any person who has reported beneficial ownership of shares of common stock on Schedule 13G under the Securities Exchange Act of 1934) or more of the Company’s outstanding common stock, subject to certain exceptions; or (ii) the tenth business day (or such later date as the Company’s Board of Directors may designate before a person or group of affiliated or associated persons becomes an Acquiring Person) after the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer by any person or group of affiliated or associated persons, which would, if consummated, result in such person or group becoming an Acquiring Person. The Board of Directors may redeem all of the Rights for $0.001 per Right at any time before any person or group of affiliated or associated persons becomes an Acquiring Person. In addition, at any time on or after any person or group of affiliated or associated persons becomes an Acquiring Person (but before any person or group of affiliated or associated persons becomes the owner of 50% or more of the Company’s outstanding common stock), the Board of Directors may exchange all or part of the Rights (other than the Rights beneficially owned by the Acquiring Person and certain affiliated persons) for shares of common stock at an exchange ratio of one share of common stock per Right. The Rights will expire at the close of business on September 5, 2016, unless redeemed or exchanged prior to that time.

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

On April 13, 2016, plaintiffs filed a renewed motion for preliminary approval of the settlement. On July 18, 2016, the court granted plaintiffs’ renewed motion for preliminary approval of the settlement. The court has scheduled the fairness hearing for November 21, 2016. The settlement remains subject to stockholder notice, court approval and other customary conditions.

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

On January 22, 2016, the Company and the plaintiffs in the Hemmingson and Bushansky actions entered into and filed a stipulation of settlement with the Superior Court of the State of California, Santa Clara County. The settlement provides for the resolution of all of the pending claims in both shareholder derivative actions against the Company and the individual defendants, without any liability or wrongdoing attributed to them. The settlement provides for an aggregate payment from the Company defendants’ directors and officers insurance policies of $3.0 million to be made to an escrow account, which will be remitted to the Company once the settlement becomes final, less (i) any applicable costs of such escrow account, (ii) any amount awarded by the court to the plaintiff’s counsel for attorney’s fees and litigation expenses and (iii) the cost of providing notice of the settlement to the Company’s stockholders. The proposed settlement also requires that the Company implement certain corporate governance measures. On February 22, 2016, plaintiffs filed an unopposed motion for preliminary approval of the proposed derivative settlement. On June 10, 2016, the court granted plaintiffs’ motion for preliminary approval of the proposed settlement. The court has scheduled a hearing on final approval of the proposed settlement for October 7, 2016. The proposed settlement remains subject to final court approval and other customary conditions.

18. Subsequent Events

Securities Class Action Complaints

As more fully disclosed in Note 17, “Commitments and Contingencies”, on December 10, 2015, the Company and certain of its current and former officers and directors entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the Class Action Litigation. On July 18, 2016, the court granted plaintiffs’ renewed motion for preliminary approval of the settlement. The court has scheduled the fairness hearing for November 21, 2016. The settlement remains subject to stockholder notice, court approval and other customary conditions.

Derivative Contracts

In August 2016, the Company and the counterparty, Nomura Financial Investment (Korea) Co., Ltd., entered into derivative contracts of zero cost collars for September and the fourth quarter of the year ending December 31, 2016. The total notional amount of these derivatives is $40 million. In connection with these contracts, the Company paid $2.5 million in cash deposits to the counterparty in August 2016.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and IoT applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with a 30-year operating history, large portfolio of 2,277 registered novel patents and 159 pending novel patent applications and extensive engineering and manufacturing process expertise.

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

In contrast to completely fabless semiconductor companies, our internal manufacturing capacity provides us with greater control over manufacturing costs and the ability to implement process and production improvements for our internally manufactured products, which can favorably impact gross profit margins. Our internal manufacturing capacity also allows for better control over delivery schedules, improved consistency over product quality and reliability and improved ability to protect intellectual property from misappropriation on these products. However, having internal manufacturing capacity exposes us to the risk of under-utilization of manufacturing capacity that results in lower gross profit margins, particularly during downturns in the semiconductor industry.

Our products and services require investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. Many of these processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment for those products, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. Generally, incremental capacity expansions in our business of the market result in more moderate industry capacity expansion as compared to leading edge processes. As a result, we are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. In addition, we outsource manufacturing of those products which do require advanced technology and 12-inch wafer capacity. We believe this capital investment strategy enables us to optimize our capital investments and facilitates more diversified product and service offerings.

Since 2007, we have designed and manufactured active matrix organic light emitting diodes (AMOLED) display driver ICs in our internal manufacturing facilities. Recently, as we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain AMOLED display driver ICs to an external foundry. This additional source of manufacturing is an increasingly important part of our supply chain management, accounting for a growing portion of our revenue. By outsourcing manufacturing of advanced AMOLED products to external foundries, we are able to dynamically adapt to the changing customer requirements and address growing markets without substantial capital investments by us. Both at the internal and external foundries, we apply our unique AMOLED process patents as well as other intellectual property, proprietary process design kits and custom design-flow methodologies.

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

Recent Developments

In December 2014, we announced that our Board of Directors had adopted a plan to close our 6-inch fab. During the fourth quarter of 2015, we received $8.2 million deposit for sale of machinery in conjunction with the planned closure of 6-inch fab. According to this plan, the 6-inch fab was closed on February 29, 2016. During the first of 2016, we completed all procedures necessary to sell all machineries in our closed 6-inch fab and recognized the $7.8 million of restructuring gain from this related deposit of $8.2 million, net of certain direct selling costs. On April 4, 2016, we commenced a voluntary resignation program (the “Program”), which was available to certain manufacturing employees, including our 6-inch fab employees, through April 29, 2016.

As of April 29, 2016, 169 employees elected to resign under the terms of the Program, from which we expect to save approximately $8 million in spending per year. We paid approximately $8 million for severance benefits, which are required by law and had already been fully accrued in our financial statements, in a lump sum during the second quarter of 2016. Beginning in May 2016, we also began to pay a portion of the $4.2 million in aggregate other termination benefits under the Program, which are being paid in equal monthly installments over twelve months. We recorded the $4.2 million charge related to the full amount of these other termination benefits payable under the Program during the second quarter of 2016.

Restatement

In January 2014, our Audit Committee commenced an independent investigation that resulted in the restatement of certain financial statements for prior periods. As a result of the restatement, we have incurred substantial external accounting, legal and other related costs associated with the restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred restatement related costs of $5.9 million, primarily attributable to certain litigation, for the six months ended June 30, 2016, compared to $11.4 million for the six months ended June 30, 2015. On December 10, 2015, we entered into a Memorandum of Understanding with the plaintiffs’ representatives to settle the Class Action Litigation, as defined and detailed in “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies” in this Report, for an aggregate settlement payment of $23.5 million. This settlement payment is expected to be fully funded by insurance proceeds that were received in the first quarter of 2016 and recorded as restricted cash as of June 30, 2016.

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

•	Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve consumer, computing, communication, industrial, automotive and IoT applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 473 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), embedded memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Foundry Services Group business represented 38.8% and 47.0% of our net sales for the six months ended June 30, 2016 and June 30, 2015, respectively. Gross profit from our Foundry Services Group business was $28.5 million and $32.6 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

•	Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured AMOLED display driver IC products. Our current portfolio of AMOLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. According to IHS, we were the second largest manufacturer of the mobile AMOLED display driver ICs in the fourth quarter of 2015 based on unit shipments. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the AMOLED industry. We provide a full range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. Our sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 61.1% and 53.0% of our net sales for the six months ended June 30, 2016 and June 30, 2015, respectively. Gross profit from our Standard Products Group was $43.1 million and $37.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Loss

We use the terms Adjusted EBITDA and Adjusted Net Loss throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other (gain), net, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss (gain), net and (v) restatement related expenses. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expenses (benefits), and depreciation and amortization.

See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

•	Adjusted EBITDA eliminates the impact of a number of items that may be either one time or recurring items that we do not consider to be indicative of our core ongoing operating performance;

•	we believe that Adjusted EBITDA is an enterprise level performance measure commonly reported and widely used by analysts and investors in our industry;

•	our investor and analyst presentations will include Adjusted EBITDA; and

•	we believe that Adjusted EBITDA provides investors with a more consistent measurement of period to period performance of our core operations.

We use Adjusted EBITDA in a number of ways, including:

•	for planning purposes, including the preparation of our annual operating budget;

•	to evaluate the effectiveness of our enterprise level business strategies;

•	in communications with our Board of Directors concerning our consolidated financial performance; and

•	in certain of our compensation plans as a performance measure for determining incentive compensation payments.

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

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In millions)
Net loss	$(17.8)	$(9.7)	$(30.6)	$(50.7)
Interest expense, net	4.0	8.0	3.9	8.0
Income tax expenses (benefits)	0.3	1.1	(0.6)	0.5
Depreciation and amortization	6.2	12.3	6.8	13.7
EBITDA	$(7.3)	$11.6	$(20.5)	$(28.5)
Adjustments:
Restructuring and other (gain), net(a)	5.5	(1.3)	—	—
Equity-based compensation expense(b)	1.0	1.5	1.8	2.0
Foreign currency loss (gain), net(c)	7.1	(1.1)	12.3	15.5
Derivative valuation gain, net(d)	0.0	0.0	0.3	0.3
Restatement related expenses(e)	2.3	5.9	5.2	11.4

Adjusted EBITDA	$8.6	$16.6	$(0.9)	$0.7

(a)	This adjustment eliminates the impact associated with the closure of our 6-inch fab. For the six months ended June 30, 2016, the adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of the $4.2 million other termination benefits payable under the voluntary resignation program and $2.3 million training and transition costs related to our 6-inch fab employees. For the three months ended June 30, 2016, the adjustment eliminates the $4.2 million other termination benefits payable under the voluntary resignation program and $1.3 million training and transition costs related to our 6-inch fab employees.

(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. Partially offsetting the restatement related expenses for the six months ended June 30, 2015 was proceeds from an insurance claim for defense costs. This amount does not include any allocation of internal costs related to the restatement.

There was no tax impact from the adjustments to net loss to calculate our Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

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

Adjusted Net Loss is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income (loss), as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Loss differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Loss, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Loss for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other (gain), net, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss (gain), net and (v) restatement related expenses.

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Loss for the periods indicated:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In millions)
Net loss	$(17.8)	$(9.7)	$(30.6)	$(50.7)
Adjustments:
Restructuring and other (gain), net(a)	5.5	(1.3)	—	—
Equity-based compensation expense(b)	1.0	1.5	1.8	2.0
Foreign currency loss (gain), net(c)	7.1	(1.1)	12.3	15.5
Derivative valuation loss (gain), net(d)	0.0	0.0	0.3	0.3
Restatement related expenses(e)	2.3	5.9	5.2	11.4

Adjusted Net Loss	$(1.9)	$(4.7)	$(11.1)	$(21.5)

(a)	This adjustment eliminates the impact associated with the closure of our 6-inch fab. For the six months ended June 30, 2016, the adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of the $4.2 million other termination benefits payable under the voluntary resignation program and $2.3 million training and transition costs related to our 6-inch fab employees. For the three months ended June 30, 2016, the adjustment eliminates the $4.2 million other termination benefits payable under the voluntary resignation program and $1.3 million training and transition costs related to our 6-inch fab employees.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses, as supplemental information.
(c)	This adjustment eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, as supplemental information.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. Partially offsetting the restatement related expenses for the six months ended June 30, 2015 was proceeds from an insurance claim for defense costs. This amount does not include any allocation of internal costs related to the restatement.

There was no tax impact from the adjustments to net loss to calculate our Adjusted Net Loss for the three and six months ended June 30, 2016 and 2015 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2016 and 2015, we sold products to 277 and 268 customers, respectively, and our net sales to our ten largest customers represented 65% and 66% of our net sales, respectively. We have a combined production capacity of approximately 115,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2016, approximately 98% of our employees were eligible for severance benefits.

Depreciation Expense. We periodically evaluate the carrying values of long-lived assets, including property, plant and equipment and intangible assets, as well as the related depreciation periods. We depreciate our property, plant and equipment using the straight-line method over the estimated useful lives of our assets. Depreciation rates vary from 30-40 years on buildings to 5 to 12 years for certain equipment and assets. Our evaluation of carrying values is based on various analyses including cash flow and profitability projections. If our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying values of the related long-lived assets, the carrying value of the assets is impaired and will be reduced, with the reduction charged to expense so that the carrying value is equal to fair value.

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

Interest Expense. Our interest expense is incurred primarily under the 2021 Notes.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of June 30, 2016, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $594 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended June 30, 2016 and 2015

The following table sets forth consolidated results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$167.1	100.0%	$162.0	100.0%	$5.1
Cost of sales	130.4	78.0	126.7	78.2	3.6

Gross profit	36.7	22.0	35.3	21.8	1.5

Selling, general and administrative expenses	25.9	15.5	28.6	17.6	(2.6)
Research and development expenses	18.2	10.9	21.9	13.5	(3.8)

Operating loss	(7.4)	(4.4)	(15.2)	(9.4)	7.9

Interest expense	(4.1)	(2.4)	(4.0)	(2.5)	(0.1)
Foreign currency gain (loss), net	(7.1)	(4.2)	(12.3)	(7.6)	5.2
Others, net	1.0	0.6	0.3	0.2	0.7

	(10.2)	(6.1)	(16.0)	(9.9)	5.8

Loss before income taxes	(17.5)	(10.5)	(31.2)	(19.3)	13.7
Income tax expenses (benefits)	0.3	(0.2)	(0.6)	(0.4)	0.9

Net loss	$(17.8)	(10.7)	$(30.6)	(18.9)	$12.8

Results by segment

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$62.3	37.3%	$79.0	48.7%	$(16.7)
Standard Products Group
Display Solutions	74.4	44.5	48.9	30.2	25.5
Power Solutions	30.2	18.1	34.0	21.0	(3.8)

Total Standard Products Group	104.6	62.6	82.9	51.2	21.7
All other	0.2	0.1	0.1	0.1	—

Total net sales	$167.1	100.0%	$162.0	100.0%	$5.1

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$14.2	22.8%	$17.2	21.8%	$(3.0)
Standard Products Group	22.4	21.4	18.0	21.7	4.4
All other	0.2	100.0	0.1	100.0	0.1

Total gross profit	$36.7	22.0	$35.3	21.8	$1.5

Net Sales

Net sales were $167.1 million for the three months ended June 30, 2016, a $5.1 million, or 3.1%, increase compared to $162.0 million for the three months ended June 30, 2015. This increase was primarily due to an increase in revenue related to our Standard Products Group, which was offset in part by a decrease in net sales from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $62.3 million for the three months ended June 30, 2016, a $16.7 million, or 21.1%, decrease compared to $79.0 million for the three months ended June 30, 2015. The decrease was primarily attributable to an $11.1 million revenue decline due to the closure of our 6-inch fab in the first quarter of 2016 and a $10.3 million decrease caused by reduced levels of demand for our foundry services from customers serving the high-end and mid-range smartphone markets. These decreases were partially offset by a $6.5 million increase in sales of certain products from new global power management IC foundry customers.

Standard Products Group. Net sales from our Standard Products Group segment were $104.6 million for the three months ended June 30, 2016, a $21.7 million, or 26.2%, increase compared to $82.9 million for the three months ended June 30, 2015. This increase was primarily due to an increase in revenue related to our Display Solutions business line, partially offset by a decrease in revenue related to our Power Solutions business line as described below.

Net sales from our Display Solutions business line were $74.4 million for the three months ended June 30, 2016, a $25.5 million, or 52.1%, increase from $48.9 million for the three months ended June 30, 2015. This significant increase in sales was primarily attributable to $35.1 million higher sales of mobile AMOLED display driver IC, which was partially offset by an $8.6 million decrease due to reduced demand for source drivers among large display products, primarily for TVs and notebooks. Net sales from our Power Solutions business line were $30.2 million for the three months ended June 30, 2016, a $3.8 million, or 11.1%, decrease from $34.0 million for the three months ended June 30, 2015. The decrease in sales was primarily due to reduction of low margin MOSFET products as part of our product portfolio optimization process.

All Other. All other net sales were $0.2 million for the three months ended June 30, 2016 and $0.1 million for the three months ended June 30, 2015, respectively.

Gross Profit

Total gross profit was $36.7 million for the three months ended June 30, 2016 compared to $35.3 million for the three months ended June 30, 2015, a $1.5 million, or 4.1%, increase. Gross profit as a percentage of net sales for the three months ended June 30, 2016 increased to 22.0% compared to 21.8% for the three months ended June 30, 2015. The slight increase in gross profit as a percentage of net sales was primarily due to an increase in gross profit from our Foundry Services Group segment, partially offset by a decrease in gross profit from our Standard Products Group segment as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $14.2 million for the three months ended June 30, 2016, a $3.0 million, or 17.4%, decrease compared to $17.2 million for the three months ended June 30, 2015. Gross profit as a percentage of net sales for the three months ended June 30, 2016 increased to 22.8% compared to 21.8% for the three months ended June 30, 2015. The increase in gross profit as a percentage of net sales was mainly attributable to better product mix without legacy low margin products that were manufactured in our closed 6-inch fab.

Standard Products Group. Gross profit from our Standard Products Group segment was $22.4 million for the three months ended June 30, 2016, a $4.4 million, or 24.6%, increase from $18.0 million for the three months ended June 30, 2015. Gross profit as a percentage of net sales for the three months ended June 30, 2016 slightly decreased to 21.4% compared to 21.7% for the three months ended June 30, 2015. The slight decrease in gross profit as a percentage of net sales was attributable to a decrease in the average selling price of legacy products, partially offset by an increase in the volume of products manufactured at an external foundry.

All Other. All other gross profit was $0.2 million for the three months ended June 30, 2016 and $0.1 million for the three months ended June 30, 2015, respectively.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$46.7	28.0%	$61.7	38.1%	$(14.9)
Asia Pacific (other than Korea)	100.1	59.9	75.6	46.7	24.5
United States	8.3	5.0	20.3	12.5	(12.0)
Europe	11.7	7.0	3.7	2.3	8.0
Others	0.1	0.1	0.7	0.4	(0.6)

	$167.1	100.0%	$162.0	100.0%	$5.1

Net sales in Korea for the three months ended June 30, 2016 decreased from $61.7 million to $46.7 million compared to the three months ended June 30, 2015, or by $14.9 million, or 24.2%, primarily due to reduced demand of large display applications primarily for TVs and notebooks and due to a decrease in sales in connection with the closure of our 6-inch fab in the first quarter of 2016.

Net sales in Asia Pacific (other than Korea) for the three months ended June 30, 2016 increased from $75.6 million to $100.1 million compared to the three months ended June 30, 2015, or by $24.5 million, or 32.4%, primarily due to higher sales of mobile AMOLED display products driver IC, which was partially offset by reduced demand for MOSFET products and decrease in sales in connection with the closure of our 6-inch fab in the first quarter of 2016.

Net sales in the United States for the three months ended June 30, 2016 decreased from $20.3 million to $8.3 million compared to the three months ended June 30, 2015, or by $12.0 million, or 58.9%, primarily due to the change in billing location from the United States to Europe by a foundry customer serving the high-end smartphone market and the decrease in demand of the foundry customer.

Net sales in Europe for the three months ended June 30, 2016 increased from $3.7 million to $11.7 million compared to the three months ended June 30, 2015, or by $8.0 million, or 216.9%, primarily due to the change in billing location from the United States to Europe by a foundry customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $25.9 million, or 15.5% of net sales, for the three months ended June 30, 2016, compared to $28.6 million, or 17.6% of net sales, for the three months ended June 30, 2015. The decrease of $2.6 million, or 9.2%, was attributable to a $3.6 million decrease in professional fees mainly comprised of legal and consulting fees, a $1.3 million decrease in separation cost and a $1.1 million decrease in equity-based compensation. These decreases were partially offset by a $4.2 million increase in other termination benefit expenses under our voluntary resignation program.

Research and Development Expenses. Research and development expenses were $18.2 million, or 10.9% of net sales, for the three months ended June 30, 2016, compared to $21.9 million, or 13.5% of net sales, for the three months ended June 30, 2015. The decrease of $3.8 million, or 17.1%, was primarily due to a decrease in material and personnel costs.

Operating Loss

As a result of the foregoing, operating loss decreased by $7.9 million, or 51.6%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. As discussed above, the decrease in operating loss resulted from a $1.5 million increase in gross profit, a $2.6 million decrease in selling, general and administrative expenses and a $3.8 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense. Interest expense was $4.1 million for the three months ended June 30, 2016 and $4.0 million for the three months ended June 30, 2015.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended June 30, 2016 was $7.1 million compared to net foreign currency loss of $12.3 million for the three months ended June 30, 2015. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the three months ended June 30, 2016 and June 30, 2015 was $1.0 million and $0.3 million, respectively.

Income Tax Expenses

Income tax expenses for the three months ended June 30, 2016 were $0.3 million and income tax benefits for the three months ended June 30, 2015 were $0.6 million. The increase in income tax expenses of $0.9 million was primarily attributable to the decrease in reversal amounts of uncertain tax positions due to a lapse of the applicable statute of limitations in the Korean subsidiary.

Net Loss

As a result of the foregoing, net loss decreased by $12.8 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. As discussed above, the decrease primarily resulted from a $7.9 million decrease in operating loss mainly attributable to a reduction in certain operating expenses and a $5.2 million decrease in net foreign currency loss.

Results of Operations – Comparison of Six Months Ended June 30, 2016 and 2015

The following table sets forth consolidated results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$315.2	100.0%	$326.9	100.0%	$(11.7)
Cost of sales	244.2	77.5	256.6	78.5	(12.4)

Gross profit	71.0	22.5	70.3	21.5	0.7

Selling, general and administrative expenses	45.9	14.6	53.6	16.4	(7.7)
Research and development expenses	36.0	11.4	44.1	13.5	(8.1)
Restructuring gain	(7.8)	(2.5)	—	—	(7.8)

Operating loss	(3.1)	(1.0)	(27.4)	(8.4)	24.3

Interest expense	(8.1)	(2.6)	(8.0)	(2.4)	(0.1)
Foreign currency gain (loss), net	1.1	(0.3)	(15.5)	(4.7)	16.6
Others, net	1.5	0.5	0.8	0.2	0.7

	(5.5)	(1.7)	(22.7)	(6.9)	17.2

Loss before income taxes	(8.6)	(2.7)	(50.1)	(15.3)	41.5
Income tax expenses	1.1	0.3	0.5	0.2	0.6

Net loss	$(9.7)	(3.1)	$(50.7)	(15.5)	$41.0

Results by segment

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$122.3	38.8%	$153.5	47.0%	$(31.2)
Standard Products Group
Display Solutions	132.5	42.0	105.3	32.2	27.2
Power Solutions	60.1	19.1	67.8	20.8	(7.7)

Total Standard Products Group	192.6	61.1	173.1	53.0	19.5
All other	0.3	0.1	0.3	0.1	0.0

Total net sales	$315.2	100.0%	$326.9	100.0%	$(11.7)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$28.5	23.3%	$32.6	21.2%	$(4.1)
Standard Products Group	43.1	22.4	37.4	21.6	5.8
All other	(0.6)	(192.3)	0.3	100.1	(0.9)

Total gross profit	$71.0	22.5	$70.3	21.5	$0.7

Net Sales

Net sales were $315.2 million for the six months ended June 30, 2016, an $11.7 million, or 3.6%, decrease compared to $326.9 million for the six months ended June 30, 2015. This decrease was primarily attributable to a decrease in revenue from our Foundry Services Group due to the closure of our 6-inch fab in the first quarter of 2016, which was offset in part by an increase in net sales from our Standard Products Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $122.3 million for the six months ended June 30, 2016, a $31.2 million, or 20.3%, decrease compared to net sales of $153.5 million for the six months ended June 30, 2015. The decrease was primarily attributable to a $14.1 million revenue decline due to the closure of our 6-inch fab in the first quarter of 2016 and $20.4 million decrease caused by reduced levels of demand of our foundry services from customers serving the high-end and mid-range smartphone markets. These decreases were partially offset by a $7.5 million increase in sales of certain products from new global power management IC foundry customers.

Standard Products Group. Net sales from our Standard Products Group segment were $192.6 million for the six months ended June 30, 2016, a $19.5 million, or 11.3%, increase compared to $173.1 million for the six months ended June 30, 2015. This increase was primarily due to an increase in revenue related to our Display Solutions business line, partially offset by decrease in revenue related to our Power Solutions business line as described below.

Net sales from our Display Solutions business line were $132.5 million for the six months ended June 30, 2016, a $27.2 million, or 25.8%, increase from $105.3 million for the six months ended June 30, 2015. The increase in sales was primarily attributable to $40.8 million higher sales of mobile AMOLED display driver IC, which was partially offset by a $14.7 million revenue decrease due to reduced demand for source drivers among large display products, primarily for TVs and notebooks. Net sales from our Power Solutions business line were $60.1 million for the six months ended June 30, 2016, a $7.7 million, or 11.4%, decrease from $67.8 million for the six months ended June 30, 2015. The decrease in sales was primarily due to the reduction of low margin MOSFET products as part of our product portfolio optimization process.

All Other. All other net sales were $0.3 million for the six months ended June 30, 2016 and June 30, 2015.

Gross Profit

Total gross profit was $71.0 million for the six months ended June 30, 2016 compared to $70.3 million for the six months ended June 30, 2015, a $0.7 million, or 1.0%, increase. Gross profit as a percentage of net sales for the six months ended June 30, 2016 increased to 22.5% compared to 21.5% for the six months ended June 30, 2015. The increase in gross profit as a percentage of net sales was primarily due to an increase in gross profit from our Foundry Services Group segment and Standard Products Group segment as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $28.5 million for the six months ended June 30, 2016, a $4.1 million, or 12.5%, decrease compared to $32.6 million for the six months ended June 30, 2015. Gross profit as a percentage of net sales for the six months ended June 30, 2016 increased to 23.3% compared to 21.2% for the six months ended June 30, 2015. The increase in gross profit as a percentage of net sales was mainly attributable to better product mix without legacy low margin products that were manufactured in our closed 6-inch fab.

Standard Products Group. Gross profit from our Standard Products Group segment was $43.1 million for the six months ended June 30, 2016, a $5.8 million, or 15.4%, increase from $37.4 million for the six months ended June 30, 2015. Gross profit as a percentage of net sales for the six months ended June 30, 2016 increased to 22.4% compared to 21.6% for the six months ended June 30, 2015. The increase in gross profit as a percentage of net sales was attributable to lower unit costs due to our continuing cost reduction effort and a decrease in inventory reserves as a result of improved inventory management.

All Other. All other gross profit for the six months ended June 30, 2016 was negative $0.6 million mainly attributable to training and transition costs related to our 6-inch fab employees, which was partially offset by revenue from the disposal of waste materials. All other gross profit for the six months ended June 30, 2015 was $0.3 million related to the disposal of waste materials.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$97.5	30.9%	$124.2	38.0%	$(26.8)
Asia Pacific (other than Korea)	181.9	57.7	154.8	47.3	27.1
United States	13.1	4.2	39.7	12.1	(26.6)
Europe	22.3	7.1	7.4	2.3	14.9
Others	0.5	0.2	0.9	0.3	(0.4)

	$315.2	100.0%	$326.9	100.0%	$(11.7)

Net sales in Korea for the six months ended June 30, 2016 decreased from $124.2 million to $97.5 million compared to the six months ended June 30, 2015, or by $26.8 million, or 21.6%, primarily due to reduced demand of large display applications for TVs and notebooks and a decrease in sales in connection with the closure of our 6-inch fab in the first quarter of 2016.

Net sales in Asia Pacific for the six months ended June 30, 2016 increased from $154.8 million to $181.9 million compared to the six months ended June 30, 2015, or by $27.1 million, or 17.5%, primarily due to higher sales of mobile display products, which was partially offset by reduced sales of MOSFET products and our foundry services due to the closure of our 6-inch fab in the first quarter of 2016.

Net sales in the United States for the six months ended June 30, 2016 decreased from $39.7 million to $13.1 million compared to the six months ended June 30, 2015, or by $26.6 million, or 67.0%, primarily due to the change in billing location from the United States to Europe by a foundry customer serving the high-end smartphone market and a decrease in demand of the foundry customer.

Net sales in Europe for the six months ended June 30, 2016 increased from $7.4 million to $22.3 million compared to the six months ended June 30, 2015, or by $14.9 million, or 202.5%, primarily due to the change in billing location from the United States to Europe by a foundry customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $45.9 million, or 14.6% of net sales, for the six months ended June 30, 2016, compared to $53.6 million, or 16.4% of net sales, for the six months ended June 30, 2015. The decrease of $7.7 million, or 14.3%, was attributable to a $6.3 million decrease in professional fees mainly comprised of legal and consulting fees, a $2.5 million decrease related to a reversal of a non-income-based tax accrual, a $1.3 million decrease in separation costs and a $0.7 million decrease in equity-based compensation. These decreases were partially offset by a $4.2 million increase in other termination benefit expenses under our voluntary resignation program.

Research and Development Expenses. Research and development expenses were $36.0 million, or 11.4% of net sales, for the six months ended June 30, 2016, compared to $44.1 million, or 13.5% of net sales, for the six months ended June 30, 2015. The decrease of $8.1 million, or 18.4%, was due to a $2.9 million decrease in personnel costs, a $2.0 million decrease in material costs and a $3.2 million reduction in outside service fees and various overhead expenses.

Restructuring Gain. Restructuring gain of $7.8 million recorded for the six months ended June 30, 2016 resulted from the sale of machinery related to the closure of our 6-inch fab.

Operating Loss

As a result of the foregoing, operating loss decreased by $24.3 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. As discussed above, the decrease in operating loss resulted from a $7.7 million decrease in selling, general and administrative expenses, an $8.1 million decrease in research and development expenses and a $7.8 million increase in restructuring gain.

Other Income (Expense)

Interest Expense. Interest expense was $8.1 million for the six months ended June 30, 2016 and $8.0 million for the six months ended June 30, 2015.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the six months ended June 30, 2016 was $1.1 million compared to net foreign currency loss of $15.5 million for the six months ended June 30, 2015. A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany balances at our Korean subsidiary and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the six months ended June 30, 2016 and June 30, 2015 was $1.5 million and $0.9 million, respectively.

Income Tax Expenses

Income tax expenses for the six months ended June 30, 2016 and 2015 were $1.1 million and $0.5 million respectively. The increase in income tax expenses of $0.6 million was primarily attributable to the decrease in reversal amounts of uncertain tax positions due to a lapse of the applicable statute of limitations in the Korean subsidiary during the second quarter of 2016 and a reversal of deferred tax assets at a foreign subsidiary during the first quarter of 2015.

Net Loss

As a result of the foregoing, net loss significantly decreased by $41.0 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. As discussed above, the decrease primarily resulted from a $24.3 million decrease in operating loss attributable to reduction in certain operating expenses and a $7.8 million restructuring gain, and a $16.6 million decrease in net foreign currency loss.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2016, we do not have any accounts payable on extended terms or payment deferment with our vendors.

Our cash balance at December 31, 2015 was $90.9 million compared to $83.9 million at June 30, 2016, both of which were impacted positively by approximately $10.0 million of customer prepayments, respectively. Those customers paid cash prior to risk of loss of products being transferred based on the terms of the arrangements. Our cash balance at December 31, 2015 was also impacted positively by approximately $8.2 million as a result of equipment deposits received with respect to the then-planned closure of our 6-inch fabrication facility.

Since fiscal 2015, we have implemented a comprehensive cost reduction program to reduce spending and improve our cash flows. Our ability to maintain sufficient liquidity for the next twelve months to fund our operations and capital expenditures and implement our business plan and strategy will also be dependent on continuing improvement in our operating results. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations and planned capital expenditures for the next twelve months. However, if our operating results do not continue to improve, we may need to seek additional capital. There can be no assurance that any additional equity or debt financing would be available to us, or if available, that such financing would be on favorable terms to us. Accordingly, if we are unable to obtain additional capital or our business does not generate sufficient cash flows from operating activities to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include additional exit costs, reducing or delaying capital expenditures, selling assets, or other restructuring actions.

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

As of June 30, 2016, cash and cash equivalents held by our Korean subsidiary were $70.0 million, which represents 83% of our total cash and cash equivalents of $83.9 million on a consolidated basis. We, as a holding company resident in the United States, issued our 2021 Notes. Payments under our outstanding 2021 Notes are currently funded in part by our Korean subsidiary’s repayment of its existing loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay the loans owed to our Luxembourg subsidiary, which repays loans owed to us. Repatriation of funds could have potential adverse tax consequences.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $8.7 million for the six months ended June 30, 2016, compared to $27.5 million for the six months ended June 30, 2015. The net operating cash outflow for the six months ended June 30, 2016 reflects our net loss of $9.7 million, non-cash adjustments of $15.2 million which mainly consisted of depreciation and amortization, provision for severance benefits and foreign currency gain, and a decrease in net operating liabilities of $14.2 million.

Our working capital balance as of June 30, 2016 was $88.7 million compared to $93.7 million as of December 31, 2015. The $5.0 million decrease was primarily attributable to an $8.8 million decrease in accounts receivables and an $8.8 million increase in accounts payables, which were partially offset by a $12.8 million increase in inventories.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $0.01 million for the six months ended June 30, 2016, compared to $9.2 million for the six months ended June 30, 2015. The decrease was primarily attributable to a $12.5 million net decrease in hedge collateral and a $1.0 million net decrease in guarantee deposits, which were partially offset by a $4.1 million net increase in capital expenditures.

Cash Flows from Financing Activities

There were no cash flows generated from financing activities for the six months ended June 30, 2016, compared to $1.2 million of cash inflow provided by financing activities for the six months ended June 30, 2015. The financing cash inflow for the six months ended June 30, 2015 consists of proceeds received from the issuance of common stock in connection with exercised options.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the six months ended June 30, 2016, capital expenditures were $6.3 million, a $4.1 million, or 183.4%, increase from $2.2 million for the six months ended June 30, 2015. The increase was due to supporting technology improvements at our fabrication facilities in anticipation of attaining manufacturing efficiency.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2016:

	Payments Due by Period
	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
	(In millions)
Senior notes(1)	$307.0	$7.5	$14.9	$14.9	$14.9	$14.9	$239.9
Operating leases(2)	42.0	4.0	5.3	2.9	1.9	1.9	26.0
Others(3)	14.1	2.2	7.6	4.3	—	—	—

(1)	Interest payments as well as the $225.0 million aggregate principal amount of the 2021 Notes outstanding as of June 30, 2016, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,164.7:1, the exchange rate as of June 30, 2016.
(3)	Includes license agreements and other contractual obligations.

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

These covenants are subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the 2021 Notes are rated investment grade at any time

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We follow accounting guidance on uncertain tax positions. Our unrecognized tax benefits totaled $1.6 million as of June 30, 2016. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $131.8 million as of June 30, 2016. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future period.

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

A description of our critical accounting policies that involve significant management judgement appears in the 2015 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2015 Form 10-K, except for the following:

Vendor Rebates—We, from time to time, entered into arrangements whereby rebates are obtained from vendors when we achieve certain levels of purchases. The vendor rebates are computed at an agreed upon amount or percentage of purchase levels. As these vendor rebates are impacted by actual and estimated purchases for the applicable agreed upon period, we periodically assess the progress of our purchase levels and revise the estimates when necessary. We account for such rebates as a reduction of inventory until we sell the product, at which time such rebates are reflected as a reduction of cost of sales in our consolidated statements of operations. Vendor rebates recorded as a reduction of inventory were $0.2 million as of June 30, 2016 and as a reduction of cost of sales were $1.2 million for the six months ended June 30, 2016.

Recent Accounting Pronouncements

For a full description of new accounting pronouncements and recently adopted accounting pronouncements, including the respective dates and impact of adoption on our consolidated financial statements, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 1. Business, Basis of Presentation and Significant Accounting Policies” in this Report.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2016 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.2 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of June 30, 2016, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rate is fixed, we have no market risk related to the 2021 Notes.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016, as we cannot conclude that the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2015 Form 10-K have been remediated as of the date of this Report.

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

Remediation Efforts

As previously disclosed in Part II, Item 9A of our 2015 Form 10-K, we have enhanced various internal controls that relate to (i) Period End Closing and Financial Reporting and (ii) Income Tax Accounting and Disclosures. However, controls over (x) the completeness and accuracy of non-routine manual journal entries and (y) the analysis and review of current income taxes will not be considered fully remediated until those controls operate effectively as redesigned for a sufficient period of time by the end of 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2015 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2015 Form 10-K and Notes 17 and 18 to our consolidated financial statements in this Report for additional information.

Item 1A. Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2015 Form 10-K and other reports we have filed with the SEC. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC.

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2015 Form 10-K and Part II: Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation, effective May 3, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

10.1	Settlement Agreement, dated as of May 26, 2016, by and among MagnaChip Semiconductor Corporation, Engaged Capital, LLC, Engaged Capital Master Feeder I, LP, Engaged Capital Master Feeder II, LP, Engaged Capital I, LP, Engaged Capital I Offshore, Ltd., Engaged Capital II, LP, Engaged Capital II Offshore Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016).

10.2#	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 5, 2016	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2016	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation, effective May 3, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

10.1	Settlement Agreement, dated as of May 26, 2016, by and among MagnaChip Semiconductor Corporation, Engaged Capital, LLC, Engaged Capital Master Feeder I, LP, Engaged Capital Master Feeder II, LP, Engaged Capital I, LP, Engaged Capital I Offshore, Ltd., Engaged Capital II, LP, Engaged Capital II Offshore Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016).

10.2#	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith