Form 10-Q
period 2016-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2016-11-02
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, the registrant had 34,998,379 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2016 and 2015	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 6.	Exhibits	48

SIGNATURES		49

PART I—FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$75,428	$90,882
Restricted cash (Note 17)	6,118	—
Accounts receivable, net	66,013	63,498
Inventories, net	72,056	57,619
Other receivables (Note 17)	5,931	31,932
Prepaid expenses	12,860	7,075
Hedge collateral	2,100	6,000
Other current assets	4,405	3,228

Total current assets	244,911	260,234

Property, plant and equipment, net	195,553	191,985
Intangible assets, net	3,229	2,629
Long-term prepaid expenses	12,435	12,117
Deferred income tax assets	249	238
Other non-current assets	7,038	6,897

Total assets	$463,415	$474,100

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$66,514	$55,476
Other accounts payable	12,332	10,961
Accrued expenses	58,284	76,721
Deferred revenue	12,780	10,060
Deposits received	—	8,165
Other current liabilities	2,920	5,128

Total current liabilities	152,830	166,511

Long-term borrowings, net	220,902	220,375
Accrued severance benefits, net	142,846	134,148
Other non-current liabilities	11,758	15,396

Total liabilities	528,336	536,430

Commitments and Contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,566,019 shares issued and 34,987,254 outstanding at September 30, 2016 and 41,147,707 shares issued and 34,568,942 outstanding at December 31, 2015	415	411
Additional paid-in capital	129,083	124,618
Accumulated deficit	(76,035)	(96,210)
Treasury stock, 6,578,765 shares at September 30, 2016 and December 31, 2015	(90,918)	(90,918)
Accumulated other comprehensive loss	(27,466)	(231)

Total stockholders’ deficit	(64,921)	(62,330)

Total liabilities and stockholders’ equity	$463,415	$474,100

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands of US dollars, except share data)
Net sales	$192,296	$154,382	$507,507	$481,282
Cost of sales	153,157	119,683	397,370	376,320

Gross profit	39,139	34,699	110,137	104,962

Operating expenses
Selling, general and administrative expenses	20,082	22,107	65,982	75,725
Research and development expenses	18,439	20,450	54,432	64,541
Restructuring gain	—	—	(7,785)

Total operating expenses	38,521	42,557	112,629	140,266

Operating income (loss)	618	(7,858)	(2,492)	(35,304)

Interest expense	(4,055)	(4,075)	(12,185)	(12,187)
Foreign currency gain (loss), net	33,174	(44,139)	34,268	(59,611)
Other income, net	887	256	2,429	1,162

Income (loss) before income taxes	30,624	(55,816)	22,020	(105,940)

Income tax expenses	758	1,250	1,845	1,781

Net income (loss)	$29,866	$(57,066)	$20,175	$(107,721)

Income (loss) per common share—
Basic	$0.86	$(1.65)	$0.58	$(3.14)
Diluted	$0.85	$(1.65)	$0.58	$(3.14)
Weighted average number of shares—
Basic	34,849,805	34,664,246	34,755,276	34,273,265
Diluted	35,302,706	34,664,246	35,077,315	34,273,265

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands of US dollars)
Net income (loss)	$29,866	$(57,066)	$20,175	$(107,721)

Other comprehensive income (loss)
Foreign currency translation adjustments	(27,340)	37,583	(27,193)	50,762
Derivative adjustments
Fair valuation of derivatives	(83)	(2,869)	(42)	(4,286)
Reclassification adjustment for loss on derivatives included in net income (loss)	—	1,579	—	1,094

Total other comprehensive income (loss)	(27,423)	36,293	(27,235)	47,570

Total comprehensive income (loss)	$2,443	$(20,773)	$(7,060)	$(60,151)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of US dollars, except share data)	Shares	Amount
Nine Months Ended September 30, 2016
Balance at January 1, 2016	34,568,942	$411	$124,618	$(96,210)	$(90,918)	$(231)	$(62,330)
Stock-based compensation	—	—	2,966	—	—	—	2,966
Exercise of stock options	255,500	3	1,500	—	—	—	1,503
Settlement of restricted stock units	162,812	1	(1)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(27,235)	(27,235)
Net income	—	—	—	20,175	—	—	20,175

Balance at September 30, 2016	34,987,254	$415	$129,083	$(76,035)	$(90,918)	$(27,466)	$(64,921)

Nine Months Ended September 30, 2015
Balance at January 1, 2015	34,056,468	$406	$118,419	$(11,343)	$(90,918)	$(35,066)	$(18,502)
Stock-based compensation	—	—	2,370	—	—	—	2,370
Exercise of stock options	512,074	5	3,429	—	—	—	3,434
Other comprehensive income, net	—	—	—	—	—	47,570	47,570
Net loss	—	—	—	(107,721)	—	—	(107,721)

Balance at September 30, 2015	34,568,542	$411	$124,218	$(119,064)	$(90,918)	$12,504	$(72,849)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$20,175	$(107,721)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	18,791	20,066
Provision for severance benefits	13,609	14,173
Amortization of debt issuance costs and original issue discount	527	491
Loss (gain) on foreign currency, net	(38,182)	65,730
Restructuring gain	(7,785)	—
Stock-based compensation	2,966	2,370
Other	421	(352)
Changes in operating assets and liabilities
Accounts receivable, net	977	8,672
Inventories, net	(9,412)	11,302
Other receivables	20,214	7,115
Other current assets	510	669
Deferred tax assets	31	367
Accounts payable	7,088	(18,894)
Other accounts payable	(4,764)	(10,199)
Accrued expenses	(22,087)	(32,731)
Other current liabilities	(3,869)	(686)
Deferred revenue	2,662	(1,236)
Other non-current liabilities	(1,412)	190
Payment of severance benefits	(14,178)	(7,905)
Other	(213)	141

Net cash used in operating activities	(13,931)	(48,438)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	6,317	10,841
Payment of hedge collateral	(2,494)	(17,182)
Proceeds from disposal of plant, property and equipment	185	1,698
Purchase of plant, property and equipment	(11,345)	(4,250)
Payment for intellectual property registration	(754)	(550)
Collection of guarantee deposits	476	123
Payment of guarantee deposits	(185)	(670)
Other	9	179

Net cash used in investing activities	(7,791)	(9,811)

Cash flows from financing activities
Proceeds from issuance of common stock	1,502	3,434

Net cash provided by financing activities	1,502	3,434
Effect of exchange rates on cash and cash equivalents	4,766	20,891

Net decrease in cash and cash equivalents	(15,454)	(33,924)

Cash and cash equivalents
Beginning of the period	90,882	102,434

End of the period	$75,428	$68,510

Supplemental cash flow information
Cash paid for interest	$14,906	$15,181

Cash paid for income taxes	$635	$438

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,738	$196

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

Vendor Rebates—The Company, from time to time, enters into arrangements whereby rebates are obtained from vendors when the Company achieves certain levels of purchases. The vendor rebates are computed at an agreed upon amount or percentage of purchase levels. As these vendor rebates are impacted by actual and estimated purchases for the applicable agreed upon period, the Company periodically assesses the progress of its purchase levels and revises the estimates when necessary. The Company accounts for such rebates as a reduction of inventory until it sells the product, at which time such rebates are reflected as a reduction of cost of sales in its consolidated statements of operations. Vendor rebates recorded as a reduction of inventory were $0.4 million as of September 30, 2016 and as a reduction of cost of sales were $3.3 million for the nine months ended September 30, 2016.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2016-09 on its consolidated financial statements.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, inventory will be measured at the lower of cost and net realizable value, and options that currently exist for market value will be eliminated. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of ASU 2015-11 to have a material effect on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncement

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted ASU 2015-03 in the first quarter of fiscal 2016 and reclassified all prior periods presented in its consolidated balance sheets to conform to the current period presentation. As of September 30, 2016 and December 31, 2015, $3,350 thousand and $3,781 thousand, respectively, of debt issuance costs were reclassified in the consolidated balance sheets from other non-current assets to a reduction of long-term borrowings. The adoption of ASU 2015-03 did not impact the Company’s consolidated statements of operations and cash flows.

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $17,984 thousand and $49,138 thousand for the nine months ended September 30, 2016 and 2015, respectively, and these sales resulted in pre-tax losses of $56 thousand and $88 thousand for the nine months ended September 30, 2016 and 2015, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$16,139	18,427
Semi-finished goods and work-in-process	55,744	47,131
Raw materials	6,821	5,987
Materials in-transit	1,842	2,107
Less: inventory reserve	(8,490)	(16,033)

Inventories, net	$72,056	$57,619

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2016		September 30, 2015
Beginning balance	$(14,997)	$(16,033)	$(31,361)	$(47,488)
Change in reserve	1,566	319	3,863	(1,780)
Write off	5,710	7,850	4,050	25,010
Translation adjustments	(769)	(626)	1,808	2,618

Ending balance	$(8,490)	$(8,490)	$(21,640)	$(21,640)

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

4. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2016 and December 31, 2015 are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Buildings and related structures	$71,205	$66,487
Machinery and equipment	274,311	256,259
Vehicles and others	32,503	27,075

	378,019	349,821
Less: accumulated depreciation	(198,191)	(172,546)
Land	15,725	14,710

Property, plant and equipment, net	$195,553	$191,985

Aggregate depreciation expenses totaled $18,448 thousand and $19,810 thousand for the nine months ended September 30, 2016 and 2015, respectively.

5. Intangible Assets

Intangible assets as of September 30, 2016 and December 31, 2015 are comprised of the following (in thousands):

	September 30, 2016
	Gross amount	Accumulated amortization	Net amount
Technology	$19,735	$(19,735)	$—
Customer relationships	28,343	(28,343)	—
Intellectual property assets	9,586	(6,357)	3,229

Intangible assets, net	$57,664	$(54,435)	$3,229

	December 31, 2015
	Gross amount	Accumulated amortization	Net amount
Technology	$18,460	$(18,460)	$—
Customer relationships	26,513	(26,513)	—
Intellectual property assets	8,357	(5,728)	2,629

Intangible assets, net	$53,330	$(50,701)	$2,629

Aggregate amortization expenses for intangible assets totaled $343 thousand and $256 thousand for the nine months ended September 30, 2016 and 2015, respectively.

6. Accrued Expenses

Accrued expenses as of September 30, 2016 and December 31, 2015 are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Payroll, benefits and related taxes, excluding severance benefits	$28,395	$18,831
Withholding tax attributable to intercompany interest income	14,712	13,130
Interest on senior notes	3,104	6,831
Settlement obligations	332	1,012
Accrued claim settlement	—	23,500
Outside service fees	2,296	4,327
Others	9,445	9,090

Accrued expenses	$58,284	$76,721

Accrued claim settlement included in the table above relates to the Company’s securities class action complaints. On December 10, 2015, it was determined that the Company was obligated to make an aggregate settlement payment of $23,500 thousand, which includes all attorneys’ fees, costs of administration and plaintiffs’ out-of-pocket expenses, lead plaintiff compensatory awards and disbursements. In connection with the securities class action complaints, the Company also settled with its insurers and obtained proceeds of $29.6 million in the first quarter of 2016, and disbursed the $23,500 thousand from the escrow account, recorded as restricted cash, in the third quarter of 2016. For more information on the accrued claim settlement, see “Note 17. Commitments and Contingencies”.

Payroll, benefits and related taxes payable as of September 30, 2016 in the table above includes unpaid other termination benefits under the voluntary resignation program of $2.6 million, the remaining balance of the $4.2 million total aggregate expense for such benefits accrued during the second quarter of 2016 and being paid out in equal monthly installments over the twelve month period which began in May 2016.

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of September 30, 2016 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
August 3, 2016	Zero cost collar	$30,000	October to December 2016

Details of derivative contracts as of December 31, 2015 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
September 30, 2015	Zero cost collar	$30,000	January to March 2016
September 30, 2015	Zero cost collar	$30,000	April to June 2016

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

The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2016	December 31, 2015
Liability Derivatives:
Zero cost collars	Other current liabilities	$123	$40

Offsetting of derivative liabilities as of September 30, 2016 is as follows (in thousands):

	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets
As of September 30, 2016				Financial instruments	Cash collateral received/ pledged	Net amount
Liability Derivatives:
Zero cost collars	$123	$—	$123	$—	$—	$123

Offsetting of derivative liabilities as of December 31, 2015 is as follows (in thousands):

	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets
As of December 31, 2015				Financial instruments	Cash collateral received/ pledged	Net amount
Liabilities Derivatives:
Zero cost collars	$40	$—	$40	$—	$—	$40

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2016 and 2015 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015		2016	2015		2016	2015
Zero cost collars	$(83)	$(2,869)	Net sales	$—	$(1,579)	Other income, net	$(32)	$(271)

Total	$(83)	$(2,869)		$—	$(1,579)		$(32)	$(271)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015		2016	2015
Zero cost collars	$(42)	$(4,286)	Net sales	$—	$(1,094)	Other income, net	$1	$(577)

Total	$(42)	$(4,286)		$—	$(1,094)		$1	$(577)

As of September 30, 2016, the amount expected to be reclassified from accumulated other comprehensive income into loss within the next twelve months is $83 thousand.

The Company set aside $2,100 thousand and $6,000 thousand of cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) as required for the zero cost collar contracts outstanding as of September 30, 2016 and December 31, 2015, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand, but no such excess exposure existed as of September 30, 2016. These outstanding zero cost collar contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

8. Fair Value Measurements

As of September 30, 2016 and December 31, 2015, the carrying value of derivative liabilities, which are measured at fair value on a recurring basis, was $123 thousand and $40 thousand, respectively. Its fair value measurement was based on Level 2 inputs.

As of September 30, 2016, the Company did not have any assets measured at fair value on a recurring basis other than cash and cash equivalents and restricted cash, the fair values of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

As of September 30, 2016, the total carrying value and estimated fair value of the Company’s 6.625% Senior Notes due July 15, 2021 (the “2021 Notes”), which are not measured at fair value on a recurring basis, were $220,902 thousand and $201,938 thousand, respectively. As of December 31, 2015, the total carrying value and estimated fair value of the 2021 Notes were $220,375 thousand and $157,500 thousand, respectively. The estimated fair values are based on Level 2 inputs.

9. Long-Term Borrowings

Long-term borrowings as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
6.625% senior notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(4,098)	(4,625)

Long-term borrowings, net of unamortized discount and debt issuance costs	$220,902	$220,375

On July 18, 2013, the Company issued a $225,000,000 aggregate principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

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

The Indenture relating to the 2021 Notes contains covenants that limit the ability of the Company and its restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem the Company’s capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness; (vi) merge with or into or sell all or substantially all of the Company’s assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; (ix) enter into sale-leaseback transactions; (x) enter into agreements that would restrict the ability of the restricted subsidiaries to make distributions with respect to their equity to the Company or other restricted subsidiaries, to make loans to the Company or other restricted subsidiaries or to transfer assets to the Company or other restricted subsidiaries; and (xi) designate unrestricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the 2021 Notes are rated investment grade at any time.

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2016, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2016		September 30, 2015
Beginning balance	$132,800	$135,160	$144,800	$140,405
Provisions	3,782	13,609	2,296	14,173
Severance payments	(1,076)	(14,178)	(3,674)	(7,905)
Translation adjustments	8,350	9,265	(8,466)	(11,717)

	143,856	143,856	134,956	134,956
Less: Cumulative contributions to the National Pension Fund	(305)	(305)	(310)	(310)
Group severance insurance plan	(705)	(705)	(691)	(691)

Accrued severance benefits, net	$142,846	$142,846	$133,955	$133,955

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2016	$—
2017	—
2018	—
2019	895
2020	1,651
2021	2,822
2022 – 2026	21,155

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

11. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2016, the outstanding intercompany loan balance including accrued interest between the Korean subsidiary and the Dutch subsidiary was $591 million. The Korean won to U.S. dollar exchange rates were 1,096.3:1 and 1,172.0:1 using the first base rate as of September 30, 2016 and December 31, 2015, respectively, as quoted by the KEB Hana Bank (formerly Korea Exchange Bank).

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

The Company’s Korean subsidiary is the principal operating entity within the consolidated Company. For the nine months ended September 30, 2016 and 2015, no income tax expense or benefit for the Korean subsidiary was recorded due to net loss, net operating loss carry-forwards available to offset taxable income and full valuation allowance for deferred tax assets.

Income tax expenses for the nine months ended September 30, 2016 and 2015 were $1,845 thousand and $1,781 thousand, respectively. The increase in income tax expenses was primarily due to the decrease in profit before income taxes of certain foreign subsidiaries that were able to identify income in those jurisdictions and changes in unrecognized tax benefits related to the lapse of the applicable statute of limitations at the Korean subsidiary, which was mostly offset by changes in deferred tax assets at foreign subsidiaries.

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

The following sets forth information relating to the operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Sales
Foundry Services Group	$73,863	$71,471	$196,152	$224,953
Standard Products Group
Display Solutions	84,706	48,314	217,171	153,585
Power Solutions	33,619	34,406	93,750	102,238

Total Standard Products Group	118,325	82,720	310,921	255,823
All other	108	191	434	506

Total net sales	$192,296	$154,382	$507,507	$481,282

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross Profit
Foundry Services Group	$17,340	$18,681	$45,820	$51,241
Standard Products Group	21,691	15,827	64,836	53,216
All other	108	191	(519)	505

Total gross profit	$39,139	$34,699	$110,137	$104,962

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	September 30, 2016	September 30, 2015
Korea	$58,521	$56,097
Asia Pacific (other than Korea)	107,551	84,236
U.S.A.	15,396	6,096
Europe	10,497	7,407
Others	331	546

Total	$192,296	$154,382

	Nine Months Ended
	September 30, 2016	September 30, 2015
Korea	$155,971	$180,322
Asia Pacific (other than Korea)	289,451	238,995
U.S.A.	28,510	45,776
Europe	32,763	14,768
Others	812	1,421

Total	$507,507	$481,282

Net sales from the Company’s top ten largest customers accounted for 69% and 61% for the three months ended September 30, 2016 and 2015, respectively, and 65% and 64% for the nine months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016, the Company had two customers that represented 27.8% and 11.2% of its net sales, respectively, and for the nine months ended September 30, 2016, the Company had two customers that represented 25.6% and 11.1% of its net sales, respectively.

For the three months ended September 30, 2015, the Company had two customers that represented 14.7% and 10.1% of its net sales, respectively, and for the nine months ended September 30, 2015, the Company had two customers that represented 15.0% and 10.9% of its net sales, respectively.

96% of the Company’s property, plant and equipment is located in Korea as of September 30, 2016.

15. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	September 30, 2016	December 31, 2015
Foreign currency translation adjustments	$(27,383)	$(190)
Derivative adjustments	(83)	(41)

Total	$(27,466)	$(231)

Changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2016 and 2015 are as follows (in thousands):

Three Months Ended September 30, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(43)	$—	$(43)

Other comprehensive loss before reclassifications	(27,340)	(83)	(27,423)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive loss	(27,340)	(83)	(27,423)

Ending balance	$(27,383)	$(83)	$(27,466)

Three Months Ended September 30, 2015	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(22,372)	$(1,417)	$(23,789)

Other comprehensive income (loss) before reclassifications	37,583	(2,869)	34,714
Amounts reclassified from accumulated other comprehensive income	—	1,579	1,579

Net current-period other comprehensive income (loss)	37,583	(1,290)	36,293

Ending balance	$15,211	$(2,707)	$12,504

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015 are as follows (in thousands):

Nine Months Ended September 30, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(190)	$(41)	$(231)

Other comprehensive loss before reclassifications	(27,193)	(42)	(27,235)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive loss	(27,193)	(42)	(27,235)

Ending balance	$(27,383)	$(83)	$(27,466)

Nine Months Ended September 30, 2015	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(35,551)	$485	$(35,066)

Other comprehensive income (loss) before reclassifications	50,762	(4,286)	46,476
Amounts reclassified from accumulated other comprehensive income	—	1,094	1,094

Net current-period other comprehensive income (loss)	50,762	(3,192)	47,570

Ending balance	$15,211	$(2,707)	$12,504

16. Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share (in thousands):

	Three Months Ended
	September 30, 2016	September 30, 2015
Net income (loss)	$29,866	$(57,066)
Weighted average common stock outstanding
Basic	34,849,805	34,664,246
Diluted	35,302,706	34,664,246
Earnings (loss) per share
Basic	$0.86	$(1.65)
Diluted	$0.85	$(1.65)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net income (loss)	$20,175	$(107,721)
Weighted average common stock outstanding
Basic	34,755,276	34,273,265
Diluted	35,077,315	34,273,265
Earnings (loss) per share
Basic	$0.58	$(3.14)
Diluted	$0.58	$(3.14)

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Options	2,457,955	3,257,028	3,545,576	3,257,028
Restricted Stock Units	—	135,370	—	135,370

Rights Plan

On March 5, 2015, the Company entered into a Rights Agreement, dated as of March 5, 2015 between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended, the “Rights Agreement”), and the Board of Directors of the Company authorized and declared a dividend of one preferred stock purchase right (a “Right” and collectively, the “Rights”) for each share of the Company’s common stock, par value $0.01 per share, outstanding at the close of business on March 16, 2015. The Company amended the Rights Agreement on March 2, 2016 and September 2, 2016. As amended, each Right, once exercisable, will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $12, subject to adjustment (the “Purchase Price”). The Rights are not presently exercisable and remain attached to the shares of common stock unless and until the occurrence of the earlier of the following (the “Distribution Date”): (i) the tenth day after the public announcement or disclosure by the Company or any person or group of affiliated or associated persons that any person or group of affiliated or associated persons has become an “Acquiring Person” by obtaining beneficial ownership of 12.5% (or 20% in the case of a “passive institutional investor,” which is defined generally as any person who has reported beneficial ownership of shares of common stock on Schedule 13G under the Securities Exchange Act of 1934) or more of the Company’s outstanding common stock, subject to certain exceptions; or (ii) the tenth business day (or such later date as the Company’s Board of Directors may designate before a person or group of affiliated or associated persons becomes an Acquiring Person) after the commencement of, or first public announcement of the intent of any person to commence, a tender or exchange offer by any person or group of affiliated or associated persons, which would, if consummated, result in such person or group becoming an Acquiring Person. The Board of Directors may redeem all of the Rights for $0.001 per Right at any time before any person or group of affiliated or associated persons becomes an Acquiring Person. In addition, at any time on or after any person or group of affiliated or associated persons becomes an Acquiring Person (but before any person or group of affiliated or associated persons becomes the owner of 50% or more of the Company’s outstanding common stock), the Board of Directors may exchange all or part of the Rights (other than the Rights beneficially owned by the Acquiring Person and certain affiliated persons) for shares of common stock at an exchange ratio of one share of common stock per Right. The Rights will expire at the close of business on March 5, 2017, unless redeemed or exchanged prior to that time.

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

The Company recorded the $23.5 million of the obligation as accrued expenses in the consolidated balance sheets as of December 31, 2015 and as selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015. The Company recorded $29.6 million of the proceeds from the insurers as other receivables in the consolidated balance sheets as of December 31, 2015 and as a deduction of the selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015. The proceeds from the insurers of $29.6 million were deposited into the Company’s escrow account during the first quarter of 2016 and the Company reclassified the $29.6 million deposits recorded in other receivables into restricted cash. During the third quarter of 2016, the Company disbursed the aggregate settlement payment of $23.5 million after the court granted plaintiffs’ renewed motion for preliminary approval of the settlement in July 2016.

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

On January 22, 2016, the Company and the plaintiffs in the Hemmingson and Bushansky actions entered into and filed a stipulation of settlement with the Superior Court of the State of California, Santa Clara County. The settlement provides for the resolution of all of the pending claims in both shareholder derivative actions against the Company and the individual defendants, without any liability or wrongdoing attributed to them. The settlement provides for an aggregate payment from the Company defendants’ directors and officers insurance policies of $3.0 million to be made to an escrow account, which will be remitted to the Company once the settlement becomes final, less (i) any applicable costs of such escrow account, (ii) any amount awarded by the court to the plaintiff’s counsel for attorney’s fees and litigation expenses and (iii) the cost of providing notice of the settlement to the Company’s stockholders. The proposed settlement also requires that the Company implement certain corporate governance measures. On February 22, 2016, plaintiffs filed an unopposed motion for preliminary approval of the proposed derivative settlement. On June 10, 2016, the court granted plaintiffs’ motion for preliminary approval of the proposed settlement. On October 18, 2016, after a hearing held on October 14, 2016, the court entered its order and final judgment (the “Judgment”) granting final approval of the proposed settlement and awarding plaintiffs’ counsel $750,000 for attorneys’ fees and litigation expenses. The Judgment is subject to appeal. In the event that no appeal is filed, the settlement will become effective at the expiration of the appeal period, which is 60 days from October 18, 2016, the date the Judgment was entered by the Court.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and IoT applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with a 30-year operating history, large portfolio of 2,223 registered novel patents and 165 pending novel patent applications and extensive engineering and manufacturing process expertise.

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

Our products and services require investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. Many of these processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment for those products, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. In addition, we are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. In addition, we outsource manufacturing of those products which do require advanced technology and 12-inch wafer capacity. We believe this capital investment strategy enables us to optimize our capital investments and facilitates more diversified product and service offerings.

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

Recent Developments

In December 2014, we announced that our Board of Directors had adopted a plan to close our 6-inch fab. During the fourth quarter of 2015, we received an $8.2 million deposit for sale of machinery in conjunction with the planned closure of our 6-inch fab. According to this plan, the 6-inch fab was closed on February 29, 2016. During the first quarter of 2016, we completed all procedures necessary to sell all machineries in our closed 6-inch fab and recognized a $7.8 million restructuring gain from this related deposit of $8.2 million, net of certain direct selling costs. On April 4, 2016, we commenced a voluntary resignation program (the “Program”), which was available to certain manufacturing employees, including our 6-inch fab employees, through April 29, 2016.

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

Restatement

In January 2014, our Audit Committee commenced an independent investigation that resulted in the restatement of certain financial statements for prior periods. As a result of the restatement, we have incurred substantial external accounting, legal and other related costs associated with the restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred restatement related costs of $6.4 million, primarily attributable to certain litigation, for the nine months ended September 30, 2016, compared to $13.3 million for the nine months ended September 30, 2015. On December 10, 2015, we entered into a Memorandum of Understanding with the plaintiffs’ representatives to settle the Class Action Litigation, as defined and detailed in “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies” in this Report, for an aggregate settlement payment of $23.5 million. This settlement payment was fully funded by insurance proceeds that were received in the first quarter of 2016 and disbursed from the escrow account, previously recorded as restricted cash, in the third quarter of 2016.

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

•	Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve consumer, computing, communication, industrial, automotive and IoT applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 470 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), embedded memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Foundry Services Group business represented 38.7% and 46.7% of our net sales for the nine months ended September 30, 2016 and September 30, 2015, respectively. Gross profit from our Foundry Services Group business was $45.8 million and $51.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

•	Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured AMOLED display driver IC products. Our current portfolio of AMOLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. According to IHS, we were the second largest manufacturer of the mobile AMOLED display driver ICs in the fourth quarter of 2015 based on unit shipments. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the AMOLED industry. We provide a full range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. Our sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 61.3% and 53.2% of our net sales for the nine months ended September 30, 2016 and September 30, 2015, respectively. Gross profit from our Standard Products Group was $64.8 million and $53.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

See the footnotes to the table below for further information regarding these items. We present Adjusted EBITDA as a supplemental measure of our performance because:

•	we believe that Adjusted EBITDA, by eliminating the impact of a number of items that we do not consider to be indicative of our core ongoing operating performance, provides a more comparable measure of our operating performance from period-to-period and may be a better indicator of future performance;

•	we believe that Adjusted EBITDA is commonly requested and used by securities analysts, investors and other interested parties in the evaluation of the Company as an enterprise level performance measure that eliminates the effects of financing, income taxes and the accounting effects of capital spending, as well as other one time or recurring items described above; and

•	we believe that Adjusted EBITDA is useful for investors, among other reasons, to assess the Company’s period-to-period core operating performance and to understand and assess the manner in which management analyzes operating performance.

We use Adjusted EBITDA in a number of ways, including:

•	for planning purposes, including the preparation of our annual operating budget;

•	to evaluate the effectiveness of our enterprise level business strategies;

•	in communications with our Board of Directors concerning our consolidated financial performance; and

•	in certain of our compensation plans as a performance measure for determining incentive compensation payments.

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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In millions)
Net income (loss)	$29.9	$20.2	$(57.1)	$(107.7)
Interest expense, net	4.0	12.0	4.0	12.0
Income tax expenses	0.8	1.8	1.3	1.8
Depreciation and amortization	6.5	18.8	6.4	20.1
EBITDA	$41.2	$52.8	$(45.4)	$(73.8)
Adjustments:
Restructuring and other (gain), net(a)	—	(1.3)	—	—
Equity-based compensation expense(b)	1.5	3.0	0.4	2.4
Foreign currency loss (gain), net(c)	(33.2)	(34.3)	44.1	59.6
Derivative valuation loss (gain), net(d)	0.0	0.0	0.3	0.6
Restatement related expenses(e)	0.5	6.4	1.9	13.3

Adjusted EBITDA	$10.0	$26.6	$1.3	$2.0

(a)	This adjustment eliminates the impact associated with the closure of our 6-inch fab. For the nine months ended September 30, 2016, the adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of the $4.2 million other termination benefits payable under the voluntary resignation program and $2.3 million training and transition costs related to our 6-inch fab employees. We believe that the exclusion of these impacts provides investors with a more consistent basis for which to compare results in future periods now that the closure of our 6-inch fab has been completed.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(c)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. Partially offsetting the restatement related expenses for the nine months ended September 30, 2015 was the proceeds of $2.4 million from an insurance claim for defense costs. This amount does not include any allocation of internal costs related to the restatement. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) used to calculate Adjusted EBITDA were applied consistently to the periods presented.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often need to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not consider the potentially dilutive impact of issuing equity-based compensation to our management team and employees;

•	Adjusted EBITDA does not reflect the costs of holding certain assets and liabilities in foreign currencies; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

We present Adjusted Net Loss as a further supplemental measure of our performance. We prepare Adjusted Net Loss by adjusting net income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Loss is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Loss for a number of reasons, including:

•	we use Adjusted Net Loss in communications with our Board of Directors concerning our consolidated financial performance without the impact of non-cash expenses and the other items as we discussed below since we believe that it is a more consistent measure of our core operating results from period to period; and

•	we believe that reporting Adjusted Net Loss is useful to readers in evaluating our core operating results because it eliminates the effects of non-cash expenses as well as the other items we discuss below, such as foreign currency gains and losses, which are out of our control and can vary significantly from period to period.

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

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Loss for the periods indicated:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In millions)
Net income (loss)	$29.9	$20.2	$(57.1)	$(107.7)
Adjustments:
Restructuring and other (gain), net(a)	—	(1.3)	—	—
Equity-based compensation expense(b)	1.5	3.0	0.4	2.4
Foreign currency loss (gain), net(c)	(33.2)	(34.3)	44.1	59.6
Derivative valuation loss (gain), net(d)	0.0	0.0	0.3	0.6
Restatement related expenses(e)	0.5	6.4	1.9	13.3

Adjusted Net Loss	$(1.3)	$(6.0)	$(10.4)	$(31.9)

(a)	This adjustment eliminates the impact associated with the closure of our 6-inch fab. For the nine months ended September 30, 2016, the adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of the $4.2 million other termination benefits payable under the voluntary resignation program and $2.3 million training and transition costs related to our 6-inch fab employees. We believe that the exclusion of these impacts provides investors with a more consistent basis for which to compare results in future periods now that the closure of our 6-inch fab has been completed.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(c)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. Partially offsetting the restatement related expenses for the nine months ended September 30, 2015 was the proceeds of $2.4 million from an insurance claim for defense costs. This amount does not include any allocation of internal costs related to the restatement. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted Net Loss for the three and nine months ended September 30, 2016 and 2015 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) used to calculate Adjusted Net Loss were applied consistently to the periods presented.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2016 and 2015, we sold products to 321 and 300 customers, respectively, and our net sales to our ten largest customers represented 65% and 64% of our net sales, respectively. We have a combined production capacity of approximately 150,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2016, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of September 30, 2016, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $591 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended September 30, 2016 and 2015

The following table sets forth consolidated results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$192.3	100.0%	$154.4	100.0%	$37.9
Cost of sales	153.2	79.6	119.7	77.5	33.5

Gross profit	39.1	20.4	34.7	22.5	4.4

Selling, general and administrative expenses	20.1	10.4	22.1	14.3	(2.0)
Research and development expenses	18.4	9.6	20.5	13.2	(2.0)

Operating income (loss)	0.6	0.3	(7.9)	(5.1)	8.5

Interest expense	(4.1)	(2.1)	(4.1)	(2.6)	—
Foreign currency gain (loss), net	33.2	17.3	(44.1)	(28.6)	77.3
Others, net	0.9	0.5	0.3	0.2	0.6

	30.0	15.6	(48.0)	(31.1)	78.0

Income (loss) before income taxes	30.6	15.9	(55.8)	(36.2)	86.4
Income tax expenses	0.8	0.4	1.3	0.8	(0.5)

Net income (loss)	$29.9	15.5	$(57.1)	(37.0)	$86.9

Results by segment

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$73.9	38.4%	$71.5	46.3%	$2.4
Standard Products Group
Display Solutions	84.7	44.0	48.3	31.3	36.4
Power Solutions	33.6	17.5	34.4	22.3	(0.8)

Total Standard Products Group	118.3	61.5	82.7	53.6	35.6
All other	0.1	0.1	0.2	0.1	(0.1)

Total net sales	$192.3	100.0%	$154.4	100.0%	$37.9

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$17.3	23.5%	$18.7	26.1%	$(1.3)
Standard Products Group	21.7	18.3	15.8	19.1	5.9
All other	0.1	100.0	0.2	100.2	(0.1)

Total gross profit	$39.1	20.4	$34.7	22.5	$4.4

Net Sales

Net sales were $192.3 million for the three months ended September 30, 2016, a $37.9 million, or 24.6%, increase compared to $154.4 million for the three months ended September 30, 2015. This increase was primarily due to an increase in revenue related to mobile AMOLED display products from our Standard Products Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $73.9 million for the three months ended September 30, 2016, a $2.4 million, or 3.3%, increase compared to $71.5 million for the three months ended September 30, 2015. The increase was primarily attributable to a $13.5 million increase in sales of certain products from new global power management IC foundry customers and a $6.5 million increase attributable to increased levels of demand for our foundry services from customers serving the high-end smartphone and consumer markets. These increases were partially offset by a $16.2 million net decrease in sales primarily attributable to the closure of our 6-inch fab in the first quarter of 2016 and a $2.1 million decrease caused by reduced levels of demand for our foundry services from a customer serving the mid-range smartphone markets.

Standard Products Group. Net sales from our Standard Products Group segment were $118.3 million for the three months ended September 30, 2016, a $35.6 million, or 43.0%, increase compared to $82.7 million for the three months ended September 30, 2015. This substantial increase was primarily due to a significant increase in revenue related to our Display Solutions business line, partially offset by a decrease in revenue related to our Power Solutions business line as described below.

Net sales from our Display Solutions business line were $84.7 million for the three months ended September 30, 2016, a $36.4 million, or 75.3%, increase from $48.3 million for the three months ended September 30, 2015. This significant increase in sales was primarily attributable to $36.8 million higher sales of mobile AMOLED display driver IC. Net sales from our Power Solutions business line were $33.6 million for the three months ended September 30, 2016, a $0.8 million, or 2.3%, decrease from $34.4 million for the three months ended September 30, 2015. The decrease in sales was primarily due to reduction of low contribution margin MOSFET products as part of our product portfolio optimization process.

All Other. All other net sales were $0.1 million for the three months ended September 30, 2016 and $0.2 million for the three months ended September 30, 2015, respectively.

Gross Profit

Total gross profit was $39.1 million for the three months ended September 30, 2016 compared to $34.7 million for the three months ended September 30, 2015, a $4.4 million, or 12.8%, increase. Gross profit as a percentage of net sales for the three months ended September 30, 2016 decreased to 20.4% compared to 22.5% for the three months ended September 30, 2015. The decrease in gross profit as a percentage of net sales was due to both our Foundry Services Group and Standard Products Group segments as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $17.3 million for the three months ended September 30, 2016, a $1.3 million, or 7.2%, decrease compared to $18.7 million for the three months ended September 30, 2015. Gross profit as a percentage of net sales for the three months ended September 30, 2016 decreased to 23.5% compared to 26.1% for the three months ended September 30, 2015. The decrease in gross profit as a percentage of net sales was mainly attributable to the gross profit for the three months ended September 30, 2015, which included the reversal of a $3.6 million accrual related to a product claim. The product claim was settled by the Company in 2013 but the counterparty did not meet all of the agreed upon payout criteria within the terms of the settlement and the Company was fully released from its obligation to pay this claim in the third quarter of 2015.

Standard Products Group. Gross profit from our Standard Products Group segment was $21.7 million for the three months ended September 30, 2016, a $5.9 million, or 37.1%, increase from $15.8 million for the three months ended September 30, 2015. Gross profit as a percentage of net sales for the three months ended September 30, 2016 decreased to 18.3% compared to 19.1% for the three months ended September 30, 2015. The decrease in gross profit as a percentage of net sales, despite the increase in gross profit amount, was attributable to a strategic increase in the volume of lower margin products in the three months ended September 30, 2016 as a result of executing our strategy during this period to increase utilization rate in order to lower unit costs and maximize cash flows.

All Other. All other gross profit was $0.1 million for the three months ended September 30, 2016 and $0.2 million for the three months ended September 30, 2015.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$58.5	30.4%	$56.1	36.3%	$2.4
Asia Pacific (other than Korea)	107.6	55.9	84.2	54.6	23.3
United States	15.4	8.0	6.1	3.9	9.3
Europe	10.5	5.5	7.4	4.8	3.1
Others	0.3	0.2	0.5	0.4	(0.2)

	$192.3	100.0%	$154.4	100.0%	$37.9

Net sales in Asia Pacific (other than Korea) for the three months ended September 30, 2016 increased from $84.2 million to $107.6 million compared to the three months ended September 30, 2015, or by $23.3 million, or 27.7%, primarily due to higher sales of mobile AMOLED display products driver IC, which was partially offset by reduced demand for MOSFET products and a decrease in sales in connection with the closure of our 6-inch fab in the first quarter of 2016.

Net sales in the United States for the three months ended September 30, 2016 increased from $6.1 million to $15.4 million compared to the three months ended September 30, 2015, or by $9.3 million, or 152.6%, primarily due to an increase in sales of products to a new global power management IC foundry customer.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.1 million, or 10.4% of net sales, for the three months ended September 30, 2016, compared to $22.1 million, or 14.3% of net sales, for the three months ended September 30, 2015. The decrease of $2.0 million, or 9.2%, was primarily attributable to a $1.4 million decrease in restatement related professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $18.4 million, or 9.6% of net sales, for the three months ended September 30, 2016, compared to $20.5 million, or 13.2% of net sales, for the three months ended September 30, 2015. The decrease of $2.0 million, or 9.8%, was primarily due to a decrease in R&D related material costs.

Operating Income (Loss)

As a result of the foregoing, operating income increased by $8.5 million, or 107.9%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. As discussed above, the increase in operating income resulted from a $4.4 million increase in gross profit, a $2.0 million decrease in selling, general and administrative expenses and a $2.0 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense. Interest expense was $4.1 million for the three months ended September 30, 2016 and September 30, 2015.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended September 30, 2016 was $33.2 million compared to net foreign currency loss of $44.1 million for the three months ended September 30, 2015. The net foreign currency gain for the three months ended September 30, 2016 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period, whereas the depreciation of the Korean won relative to the U.S. dollar resulted in a net foreign currency loss for the three months ended September 30, 2015.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2016, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $591 million. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the three months ended September 30, 2016 and September 30, 2015 were $0.9 million and $0.3 million, respectively.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2016 and September 30, 2015 were $0.8 million and $1.3 million, respectively. The decrease in income tax expenses was primarily due to the decrease in profit before income taxes of certain foreign subsidiaries that were able to identify income in those jurisdictions and changes in unrecognized tax benefits related to the lapse of the applicable statute of limitations at the Korean subsidiary.

Net Income (Loss)

As a result of the foregoing, net income increased by $86.9 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. As discussed above, the increase primarily resulted from an $8.5 million increase in operating income mainly attributable to a reduction in certain operating expenses and a $77.3 million benefit from net foreign currency gains.

Results of Operations – Comparison of Nine Months Ended September 30, 2016 and 2015

The following table sets forth consolidated results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$507.5	100.0%	$481.3	100.0%	$26.2
Cost of sales	397.4	78.3	$376.3	78.2	21.1

Gross profit	110.1	21.7	105.0	21.8	5.2

Selling, general and administrative expenses	66.0	13.0	75.7	15.7	(9.7)
Research and development expenses	54.4	10.7	64.5	13.4	(10.1)
Restructuring gain	(7.8)	(1.5)	—	—	(7.8)

Operating loss	(2.5)	(0.5)	(35.3)	(7.3)	32.8

Interest expense	(12.2)	(2.4)	(12.2)	(2.5)	—
Foreign currency gain (loss), net	34.3	6.8	(59.6)	(12.4)	93.9
Others, net	2.4	0.5	1.2	0.2	1.3

	24.5	4.8	(70.6)	(14.7)	95.1

Income (loss) before income taxes	22.0	4.3	(105.9)	(22.0)	128.0
Income tax expenses	1.8	0.4	1.8	0.4	0.1

Net income (loss)	$20.2	4.0	$(107.7)	(22.4)	$127.9

Results by segment

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$196.2	38.7%	$225.0	46.7%	$(28.8)
Standard Products Group
Display Solutions	217.2	42.8	153.6	31.9	63.6
Power Solutions	93.8	18.5	102.2	21.2	(8.5)

Total Standard Products Group	310.9	61.3	255.8	53.2	55.1
All other	0.4	0.1	0.5	0.1	(0.1)

Total net sales	$507.5	100.0%	$481.3	100.0%	$26.2

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$45.8	23.4%	$51.2	22.8%	$(5.4)
Standard Products Group	64.8	20.9	53.2	20.8	11.6
All other	(0.5)	(119.6)	0.5	100.1	(1.0)

Total gross profit	$110.1	21.7	$105.0	21.8	$5.2

Net Sales

Net sales were $507.5 million for the nine months ended September 30, 2016, a $26.2 million, or 5.4%, increase compared to $481.3 million for the nine months ended September 30, 2015. This increase was primarily attributable to an increase in revenue related to mobile AMOLED display products from our Standard Products Group, which was offset in part by a net decrease in revenue from our Foundry Services Group mainly due to the closure of our 6-inch fab in the first quarter of 2016.

Foundry Services Group. Net sales from our Foundry Services Group segment were $196.2 million for the nine months ended September 30, 2016, a $28.8 million, or 12.8%, decrease compared to net sales of $225.0 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a $30.3 million net decline in sales due to the closure of our 6-inch fab in the first quarter of 2016 and a $19.3 million decrease caused by reduced levels of demand of our foundry services from customers serving the high-end and mid-range smartphone markets. These decreases were partially offset by a $21.0 million increase in sales of certain products from new global power management IC foundry customers.

Standard Products Group. Net sales from our Standard Products Group segment were $310.9 million for the nine months ended September 30, 2016, a $55.1 million, or 21.5%, increase compared to $255.8 million for the nine months ended September 30, 2015. This substantial increase was primarily due to a significant increase in revenue related to our Display Solutions business line, partially offset by decrease in revenue related to our Power Solutions business line as described below.

Net sales from our Display Solutions business line were $217.2 million for the nine months ended September 30, 2016, a $63.6 million, or 41.4%, increase from $153.6 million for the nine months ended September 30, 2015. The increase in sales was primarily attributable to $77.5 million higher sales of mobile AMOLED display driver IC, which was partially offset by a $16.3 million revenue decrease due to reduced demand for source drivers among large display products. Net sales from our Power Solutions business line were $93.8 million for the nine months ended September 30, 2016, an $8.5 million, or 8.3%, decrease from $102.2 million for the nine months ended September 30, 2015. The decrease in sales was primarily due to the reduction of low contribution margin MOSFET products as part of our product portfolio optimization process.

All Other. All other net sales were $0.4 million for the nine months ended September 30, 2016 and $0.5 million for the nine months ended September 30, 2015.

Gross Profit

Total gross profit was $110.1 million for the nine months ended September 30, 2016 compared to $105.0 million for the nine months ended September 30, 2015, a $5.2 million, or 4.9%, increase. Gross profit as a percentage of net sales for the nine months ended September 30, 2016 was 21.7%, which was essentially flat compared to 21.8% for the nine months ended September 30, 2015.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $45.8 million for the nine months ended September 30, 2016, a $5.4 million, or 10.6%, decrease compared to $51.2 million for the nine months ended September 30, 2015. Gross profit as a percentage of net sales for the nine months ended September 30, 2016 increased to 23.4% compared to 22.8% for the nine months ended September 30, 2015. The increase in gross profit as a percentage of net sales was mainly attributable to a better product mix as we ended the production and sale of legacy low margin products that were manufactured in our 6-inch fab, which was closed during the first quarter of 2016.

Standard Products Group. Gross profit from our Standard Products Group segment was $64.8 million for the nine months ended September 30, 2016, an $11.6 million, or 21.8%, increase from $53.2 million for the nine months ended September 30, 2015. Gross profit as a percentage of net sales for the nine months ended September 30, 2016 marginally increased to 20.9% compared to 20.8% for the nine months ended September 30, 2015. Gross profit as a percentage of net sales was essentially flat, which was attributable to a strategic increase in the volume of lower margin products in the nine months ended September 30, 2016 as a result of executing our strategy during this period to increase utilization rate in order to lower unit costs and maximize cash flows.

All Other. All other gross profit for the nine months ended September 30, 2016 was negative $0.5 million mainly attributable to training and transition costs related to our 6-inch fab employees, which was partially offset by revenue from the disposal of waste materials. All other gross profit for the nine months ended September 30, 2015 was $0.5 million related to the disposal of waste materials.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$156.0	30.7%	$180.3	37.5%	$(24.4)
Asia Pacific (other than Korea)	289.5	57.0	239.0	49.7	50.5
United States	28.5	5.6	45.8	9.5	(17.3)
Europe	32.8	6.5	14.8	3.1	18.0
Others	0.8	0.2	1.4	0.3	(0.6)

	$507.5	100.0%	$481.3	100.0%	$26.2

Net sales in Korea for the nine months ended September 30, 2016 decreased from $180.3 million to $156.0 million compared to the nine months ended September 30, 2015, or by $24.4 million, or 13.5%, primarily due to reduced demand of large display applications and a decrease in sales in connection with the closure of our 6-inch fab in the first quarter of 2016.

Net sales in Asia Pacific for the nine months ended September 30, 2016 increased from $239.0 million to $289.5 million compared to the nine months ended September 30, 2015, or by $50.5 million, or 21.1%, primarily due to higher sales of mobile AMOLED display products, which was partially offset by reduced sales of MOSFET products and our foundry services due to the closure of our 6-inch fab in the first quarter of 2016.

Net sales in the United States for the nine months ended September 30, 2016 decreased from $45.8 million to $28.5 million compared to the nine months ended September 30, 2015, or by $17.3 million, or 37.7%, primarily due to the change in billing location from the United States to Europe by a foundry customer serving the high-end smartphone market, which was partially offset by an increase in sales of certain products from a new global power management IC foundry customer.

Net sales in Europe for the nine months ended September 30, 2016 increased from $14.8 million to $32.8 million compared to the nine months ended September 30, 2015, or by $18.0 million, or 121.8%, primarily due to the change in billing location from the United States to Europe by a foundry customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $66.0 million, or 13.0% of net sales, for the nine months ended September 30, 2016, compared to $75.7 million, or 15.7% of net sales, for the nine months ended September 30, 2015. The decrease of $9.7 million, or 12.9%, was attributable to an $11.6 million decrease in professional fees mainly comprised of legal and consulting fees, a $2.5 million decrease related to a reversal of a non-income-based tax accrual and a $1.3 million decrease in separation costs; these decreases were partially offset by a $4.2 million increase in other termination benefit expenses under our voluntary resignation program and a $1.6 million increase due to proceeds from an insurance claim for certain restatement related legal costs received in the third quarter of 2015.

Research and Development Expenses. Research and development expenses were $54.4 million, or 10.7% of net sales, for the nine months ended September 30, 2016, compared to $64.5 million, or 13.4% of net sales, for the nine months ended September 30, 2015. The decrease of $10.1 million, or 15.7%, was due to a $6.8 million decrease in R&D related material costs, a $2.2 million decrease in personnel costs, and a $1.2 million reduction in outside service fees and various overhead expenses.

Restructuring Gain. Restructuring gain of $7.8 million recorded for the nine months ended September 30, 2016 resulted from the sale of machinery related to the closure of our 6-inch fab.

Operating Loss

As a result of the foregoing, operating loss decreased by $32.8 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. As discussed above, the decrease in operating loss resulted from a $5.2 million increase in gross profit, a $9.7 million decrease in selling, general and administrative expenses, a $10.1 million decrease in research and development expenses and a $7.8 million increase in restructuring gain.

Other Income (Expense)

Interest Expense. Interest expense was $12.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the nine months ended September 30, 2016 was $34.3 million compared to net foreign currency loss of $59.6 million for the nine months ended September 30, 2015. The net foreign currency gain for the nine months ended September 30, 2016 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period, whereas the depreciation in the Korean won relative to the U.S. dollar resulted in a net foreign currency loss for the nine months ended September 30, 2015.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2016, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $591 million. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the nine months ended September 30, 2016 and September 30, 2015 were $2.4 million and $1.2 million, respectively.

Income Tax Expenses

Income tax expenses for the nine months ended September 30, 2016 and September 30, 2015 were $1.8 million and $1.8 million, respectively. The slight increase in income tax expenses was primarily due to the decrease in profit before income taxes of certain foreign subsidiaries that were able to identify income in those jurisdictions and changes in unrecognized tax benefits related to the lapse of the applicable statute of limitations at the Korean subsidiary, which was mostly offset by changes in deferred tax assets at foreign subsidiaries.

Net Income (Loss)

As a result of the foregoing, net income significantly increased by $127.9 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. As discussed above, the increase primarily resulted from a $93.9 million increase in net foreign currency gain and a $32.8 million decrease in operating loss attributable to a reduction in certain operating expenses.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2016, we do not have any accounts payable on extended terms or payment deferment with our vendors.

Our cash balance at September 30, 2016 was $75.4 million compared to $90.9 million at December 31, 2015. Our cash balance at September 30, 2016 was impacted positively by a $10.0 million customer prepayment that was paid by a customer prior to risk of loss of products being transferred based on the terms of the arrangement. This positive impact was offset by approximately $8 million in payments for severance benefits with respect to the Program, which were required by Korean law and paid in lump sum during the second quarter of 2016, and $1.8 million (a portion of the $4.2 million total to be paid over twelve months) of other termination benefits under the same Program, which have been paid in equal monthly installments from May 2016. The remaining decrease was primarily due to an operating cash burn of approximately $14 million during the first nine months of 2016.

Since fiscal 2015, we have implemented a comprehensive cost reduction program to reduce spending and improve our cash flows. Our ability to maintain sufficient liquidity for the next twelve months to fund our operations and capital expenditures and implement our business plan and strategy will also be dependent on continuing improvement in our operating results. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations and planned capital expenditures for the foreseeable future. However, if our operating results do not continue to improve, we may need to seek additional capital. There can be no assurance that any additional equity or debt financing would be available to us, or if available, that such financing would be on favorable terms to us. Accordingly, if we are unable to obtain additional capital or our business does not generate sufficient cash flows from operating activities to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various actions, such as down-sizing and/or eliminating certain operations, which could include additional exit costs, reducing or delaying capital expenditures, selling assets, or other restructuring actions.

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

As of September 30, 2016, cash and cash equivalents held by our Korean subsidiary were $70.1 million, which represents 93% of our total cash and cash equivalents of $75.4 million on a consolidated basis. We, as a holding company resident in the United States, issued our 2021 Notes. Payments under our outstanding 2021 Notes are currently funded in part by our Korean subsidiary’s repayment of its existing loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay the loans owed to our Luxembourg subsidiary, which repays loans owed to us. Repatriation of funds could have potentially adverse tax consequences.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $13.9 million for the nine months ended September 30, 2016, compared to $48.4 million for the nine months ended September 30, 2015. The net operating cash outflow for the nine months ended September 30, 2016 reflects our net income of $20.2 million, non-cash adjustments of $9.7 million which mainly consisted of depreciation and amortization, provision for severance benefits and foreign currency gain, and a net decrease in operating assets and liabilities of $24.5 million.

Our working capital balance as of September 30, 2016 was $92.1 million compared to $93.7 million as of December 31, 2015.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $7.8 million for the nine months ended September 30, 2016, compared to $9.8 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a $10.2 million net decrease in hedge collateral and a $0.8 million net decrease in guarantee deposits, which were partially offset by a $7.3 million net increase in capital expenditures and $1.5 million net decrease in proceeds from disposal of tangible assets.

Cash Flows from Financing Activities

Cash inflows generated by financing activities totaled $1.5 million for the nine months ended September 30, 2016, compared to $3.4 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a $1.9 million decrease in proceeds received from the issuance of common stock in connection with exercised options.

Capital Expenditures

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the nine months ended September 30, 2016, capital expenditures were $12.1 million, a $7.3 million, or 152.1%, increase from $4.8 million for the nine months ended September 30, 2015. The increase was mainly due to supporting technology improvements at our fabrication facilities in anticipation of attaining manufacturing efficiency.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2016:

	Payments Due by Period
	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
	(In millions)
Senior notes(1)	$299.5	$—	$14.9	$14.9	$14.9	$14.9	$239.9
Operating lease(2)	42.6	2.2	5.7	3.1	2.0	2.0	27.6
Others(3)	12.0	1.6	6.5	3.4	0.5	—	—

(1)	Interest payments as well as the $225.0 million aggregate principal amount of the 2021 Notes outstanding as of September 30, 2016, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,096.3:1, the exchange rate as of September 30, 2016.
(3)	Includes license agreements and other contractual obligations.

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

We follow accounting guidance on uncertain tax positions. Our unrecognized tax benefits totaled $1.6 million as of September 30, 2016. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $142.8 million as of September 30, 2016. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future period.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in the 2015 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimation regarding the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

A description of our critical accounting policies that involve significant management judgment appears in the 2015 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2015 Form 10-K, except for the following:

Vendor Rebates—We, from time to time, entered into arrangements whereby rebates are obtained from vendors when we achieve certain levels of purchases. The vendor rebates are computed at an agreed upon amount or percentage of purchase levels. As these vendor rebates are impacted by actual and estimated purchases for the applicable agreed upon period, we periodically assess the progress of our purchase levels and revise the estimates when necessary. We account for such rebates as a reduction of inventory until we sell the product, at which time such rebates are reflected as a reduction of cost of sales in our consolidated statements of operations. Vendor rebates recorded as a reduction of inventory were $0.4 million as of September 30, 2016 and as a reduction of cost of sales were $3.3 million for the nine months ended September 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the market risk that the value of a financial instrument will fluctuate due to changes in market conditions, primarily from changes in foreign currency exchange rates and interest rates. In the normal course of our business, we are subject to market risks associated with the impact of interest rate movements and currency movements on our assets and liabilities.

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2016 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.3 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of September 30, 2016, $225.0 million aggregate principal amount of our 2021 Notes was outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rate is fixed, we have no market risk related to the 2021 Notes.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016, as we cannot conclude that the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our 2015 Form 10-K have been remediated as of the date of this Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2015 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2015 Form 10-K and Notes 17 to our consolidated financial statements in this Report for additional information.

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

Item 6. Exhibits.

Exhibit Number	Description

4.1	Amendment No. 2 dated as of September 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, as previously amended by the Amendment No.1 to the Rights Agreement, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 2, 2016).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 2, 2016	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2016	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Amendment No. 2 dated as of September 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, as previously amended by the Amendment No.1 to the Rights Agreement, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 2, 2016).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith