Form 10-K
period 2016-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2017-02-21
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $122,983,293.

As of January 31, 2017, the registrant had 33,252,894 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

Form 10-K

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

INDUSTRY AND MARKET DATA

We have made statements in this Annual Report on Form 10-K for the year ended December 31, 2016 (this “2016 Form 10-K” or this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.

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

Item 1. Business

General

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and Internet of Things (“IoT”) applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and Radio Frequency (“RF”) applications. We have a proven record of a 30-year operating history, large portfolio of approximately 2,198 registered novel patents and 166 pending novel patent applications and extensive engineering and manufacturing process expertise. Our business is comprised of two operating segments: Foundry Services Group and Standard Products Group. Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. Our Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel displays. Our Power Solutions products include discrete and integrated circuit solutions for power management in consumer, communication and industrial applications.

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

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology platform and develop products and services that are in high demand by our customers and end consumers. We sold over 2,000 distinct products in each of the years ended December 31, 2016 and December 31, 2015, with a substantial portion of our revenues derived from a concentrated number of customers. Our largest Foundry Services Group customers include some of the leading semiconductor companies that design analog and mixed-signal products for the consumer, computing, communication, industrial, automotive and IoT applications.

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

For the year ended December 31, 2016, we generated net sales of $668.0 million, a net loss of $29.6 million, Adjusted EBITDA of $40.7 million and Adjusted Net Loss of $4.5 million. See “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA and Adjusted Net Loss and a reconciliation to net income (loss) prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

Our History

Our business was named “MagnaChip Semiconductor” when it was acquired from SK Hynix Inc., formerly known as Hynix Semiconductor, Inc. (“SK Hynix”), in October 2004. We refer to this acquisition as the “Original Acquisition.”

On March 10, 2011, we completed our initial public offering. In connection with our initial public offering, we converted from a Delaware limited liability company to a Delaware corporation.

Our Products and Services

Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays, and include MagnaChip sensor products for mobile applications, industrial applications and home appliances. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), full high definition (FHD), light emitting diode (LED), 3D and organic light emitting diodes (OLED) televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions line of products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons thin film transistor (LTPS TFT), as well as high-volume display technologies such as thin film transistors (a-Si TFTs). MagnaChip provides a range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. The MagnaChip sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. The MagnaChip sensor families include e-Compass sensors, digital Hall sensors and temperature and humidity sensors. Our Display Solutions products represented 41.0%, 32.7% and 28.6% of our net sales for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of products for power management applications, including metal oxide semiconductor field effect transistors (MOSFETs), insulated gate bipolar mode transistor (IGBTs), power modules, AC-DC converters, DC-DC converters, LED driver, Solid State Drive (SSD) PMIC, switching regulators and linear regulators for a range of devices, including liquid crystal display (LCD), LED, 3D and UHD televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliance and industrial applications such as power suppliers, LED lighting and motor control. Our Power Solutions products represented 19.1%, 21.3% and 19.7% of our net sales for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

We also offer foundry services to fabless analog and mixed-signal semiconductor companies and IDMs that require differentiated, specialty analog and mixed-signal process technologies. Our process technologies are optimized for analog and mixed-signal devices and include standard complementary metal-oxide semiconductor (CMOS), high voltage CMOS, ultra-low leakage high voltage CMOS and bipolar complementary double-diffused metal oxide semiconductor (BCDMOS) and electronically erasable programmable read only memory (EEPROM). Our Foundry Services Group customers use us to manufacture a wide range of products, including display drivers, LED drivers, audio encoding and decoding devices, microcontrollers, touch screen controllers, RF switches, park distance control sensors for automotive, electronic tag memories and power management semiconductors. Our Foundry Services Group business represented 39.8%, 45.9% and 51.6% of our net sales for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

We manufacture the majority of our products at our three fabrication facilities located in Korea. We have approximately 466 proprietary process flows we can utilize for our products and offer to our Foundry Services Group customers. Our manufacturing base serves both our display driver and power management businesses and Foundry Services Group customers, allowing us to optimize our asset utilization and leverage our investments across our product and service offerings. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments.

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

•

Nimble, Stable and Reliable Manufacturing Services. Fabless semiconductor providers who rely on external manufacturing services often face rapidly changing product cycles. If these fabless companies are unable to meet the demand for their products due to issues with their manufacturing services providers, their profitability and market share can be significantly impacted. As a result, they prefer foundry service providers that can increase production quickly and meet demand consistently through periods of constrained industry capacity. Furthermore, many fabless semiconductor providers serving the consumer electronics and industrial sectors need specialty analog and mixed-signal manufacturing capabilities to address their product performance and cost requirements.

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

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for electronics devices is challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology and Intellectual Property Platform. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of approximately 439 engineers. Our platform allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial AMOLED display driver for mobile phones.

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

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have approximately 466 process flows we can utilize for our products and offer to our Foundry Services Group customers. Our process technologies include standard CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS, low noise CMOS with embedded BCD and BCDMOS and radio frequency silicon on insulator (RFSOI). Our manufacturing processes incorporate embedded memory solutions, such as static random access memory (SRAM), one-time programmable (OTP) memory, multiple-time programmable (MTP) memory, electrical fuse, EEPROM and single-transistor random access memory (1TRAM). More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost-effective solutions to our customers.

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

Foundry Services

We provide foundry services to analog and mixed-signal semiconductor companies. We have approximately 466 process flows we offer to our Foundry Services Group customers. We also partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

Our Foundry Services Group targets customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage CMOS, non-volatile memory and power. We refer to our approach of delivering specialized services to our customers as our application-specific technology strategy. We differentiate ourselves through the depth of our intellectual property portfolio, ability to customize process technology to meet the customers’ requirements effectively, long history in this business and reputation for excellence.

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

The table below sets forth the key process technologies in Foundry Services Group that we currently offer to customers:

Process	Technology	Device	Application
Mixed-Signal	• 0.13-0.5µm • Low noise • Ultra low power • Triple gate • RF SOI	• Analog to digital converter • Digital to analog converter • Audio codec • Chipset • RF switch • Digital tunable capacitor • Fingerprint sensor	• Smartphones • Tablet PCs • Notebooks • PC peripherals • DVD players

Power	• 0.13*-0.35µm • BCD 40V-100V • Deep trench isolation • MOSFET • Schottky diode • Zener diode • Ultra high voltage • Thick metal	• Power management • LED driver • High power audio amp • Power Over Ethernet • DC/DC converter	• Smartphones • Tablet PCs • Notebooks • LCD TVs • LED lighting • LCD monitors • Automotive

High-Voltage CMOS	• 0.11-2.0µm • 5V-200V • Bipolar	• Display driver • CSTN driver	• Smartphones • Tablet PCs • LCD TVs • Desktop PCs • LCD monitors

NVM	• 0.13-0.5µm • EEPROM, Ultra low leakage • Slim flash* • eFlash • OTP • MTP	• Microcontroller • Touch screen controller • Electronic tag memory • Hearing aid controller • Fingerprint sensor • Auto Focus IC*	• Smartphones • Tablet PCs • Industrial applications • Medical equipment • Automotive

*	In customer qualification stage

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
TFT-LCD Source Drivers

•  480 to 1,542 output channels

•  6-bit (262 thousand colors), 8-bit (16 million colors), 10-bit (1 billion colors)

•  Output voltage ranging from 9V to 18V

•  Low power consumption and low EMI

•  COF package types

•  EPI, m-LVDS, AIPI, USI interface technologies

• UHD/HD/LED/3D TVs • Notebooks • LCD/LED monitors

TFT-LCD Gate Drivers	• 272 to 960 output channels • Output voltage ranging from 30V to 45V • COF and COG package types	• Tablet PCs • HD/LED/3D TVs • Notebooks • Automotive

Timing Controllers	• Wide range of resolutions • EPI, m-LVDS, MIPI, USI-T interface technologies • Input voltage ranging from 1.6V to 3.6V	• Tablet PCs • Public information display

AMOLED Source Drivers	• 960 output channels • 10 bit (1 billion colors) • Output voltage: 18V • COF package type • EPI interface technology	• OLED TVs

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
AMOLED	• Resolutions of QHD, HD720, WXGA, FHD and WQHD* • Color depth of 16 million • MIPI, eRVDS interface • Logic-based OTP • ABC, ACL	• Smartphones • Game consoles • Digital still cameras • Tablet PCs • Virtual reality headsets

LTPS	• Resolutions of VGA, WSVGA, WVGA and DVGA • Color depth of 16 million • MDDI, MIPI interface • Logic-based OTP • Separated gamma control	• Smartphones • Digital still cameras

a-Si TFT	• Resolutions of WQVGA and HVGA • Color depth of 16 million • RSDS, MDDI, MIPI interface • CABC • Separated gamma control	• Mobile phones • Digital still cameras • Automotive

*	In customer qualification stage

We also provide a range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption.

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features	Applications
Low Voltage MOSFET	• Voltage options of 12V-150V • Advanced Trench MOSFET Process • High cell density • Advanced packages to enable reduction of PCB mounting area	• Smartphones and mobile phones • Tablet PCs • Notebooks • LCD/LED/3D/UHD TVs • Desktop PCs • Servers, Industrial applications

High Voltage MOSFET

•  Voltage options of 200V-700V

•  R2FET (rapid recovery) option to shorten reverse diode recovery time

•  Zenor FET option for MOSFET protection for abnormal input

•  Advanced Planar MOSFET Process

•  Advanced packages to enable reduction of PCB mounting area

• Adaptors for tablet PC/mobile phone/smartphone • Power supplies • Lighting (ballast, HID, LED) • Industrial applications • LCD/LED/3D/UHD TVs

Super Junction MOSFET	• Voltage options of 500V-800V • Low RDS(ON) • Epi stack process	• LCD/LED/3D/UHD TVs • Lightings applications (ballast, HID, LED) • Smartphones • Power supplies • Servers • Industrial applications

Product	Key Features	Applications

IGBTs	• Voltage options of 650V/1200V • Field Stop Trench IGBT • Current options from 25A to 60A	• Industrial applications • Consumer appliances

Power Modules	• Voltage options of 400V/600V/ 1200V • IGBT modules/FRD modules • Current options from 50A to 300A	• Industrial applications • Consumer appliances

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

• Tablet PCs • Notebooks • Smartphones • LED/3D/UHD TVs • LED monitors

LED Lighting Drivers

•  High efficiency, wide input voltage range

•  Simple solutions with external components fully integrated

•  Advanced high voltage BCDMOS process

•  Accurate LED current control and high power factor and low THB

• AC and DC LED lighting

AC-DC Converter	• Wide control range for high power application (>150W) • Advanced BCDMOS process • High Precision Voltage Reference • Very low startup current consumption	• LCD/LED/3D/UHD TVs • Power supplies

DC-DC Converters	• High efficiency, wide input voltage range • Advanced BCDMOS process • Fast load and line regulation • Accurate output voltage • OCP, SCP and thermal protections	• LCD/LED/3D/UHD TVs • Smartphones • Mobile phones • Notebooks • Set-top boxes

Switching Regulators and Linear Regulators	• Single and multi-regulators • Low Noise Output regulators • Wide range of input voltage and various output current • CMOS and BCDMOS processes	• Mobile phones • Notebooks

Product	Key Features	Applications

SSD PMIC	• High current buck • PFM function • High frequency switching • High efficiency • High integration technology • Small QFN package	• Notebooks

Sales and Marketing

We focus our sales and marketing strategy on continuing to grow and leverage our existing relationships with leading consumer electronics OEMs, while expanding into industrial and automotive end markets. For Foundry Services Group, we focus on analog and mixed-signal semiconductor companies who see the benefit of our innovative technology and cost structure. We believe our close collaboration with customers allows us to align our product and process technology development with our customers’ existing and future needs. Because our customers often service multiple end markets, our product sales teams are organized by customers within the major geographies. We believe this facilitates the sale of products that address multiple end-market applications to each of our customers. Our Foundry Services Group sales teams focus on marketing our services to analog and mixed-signal semiconductor companies that require specialty manufacturing processes.

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices in the United States, Japan, Greater China and Europe. We have a network of agents and distributors in Korea, the United States, Japan, Greater China and Europe. For the years ended December 31, 2016, 2015 and 2014, we derived 77%, 69% and 76% of net sales through our direct sales force, respectively, and 23%, 31% and 24% of net sales through our network of authorized agents and distributors, respectively.

Research and Development

Our research and development efforts focus on intellectual property, design methodology and process technology for our complex analog and mixed-signal semiconductor products and services. Research and development expenses for the years ended December 31, 2016, 2015 and 2014, were $72.2 million, $83.4 million and $92.8 million, respectively, representing 10.5%, 13.2% and 13.3% of net sales, respectively.

Customers

We sell our Display Solutions and Power Solutions products and Sensor solutions to consumer, computing and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. We sell our foundry services to analog and mixed-signal semiconductor companies. For the years ended December 31, 2016, 2015 and 2014, our ten largest customers accounted for 64%, 64% and 61% of our net sales, respectively. For the year ended December 31, 2016, sales to Samsung Display Corporation represented 23.5% of our net sales and 57.3% of our Display Solutions division’s net sales, and sales to LG Display represented 11.4% of our net sales and 27.9% of our Display Solutions division’s net sales. For the year ended December 31, 2015, sales to LG Display represented 15.2% of our net sales and 46.4% of our Display Solutions division’s net sales, and sales to Samsung Display Corporation represented 11.0% of our net sales and 33.6% of our Display Solutions division’s net sales. For the year ended December 31, 2014, sales to Samsung Display Corporation represented 11.4% of our net sales and 39.9% of our Display Solutions division’s net sales, and sales to LG Display represented 10.7% of our net sales and 37.5% of our Display Solutions division’s net sales. For the year ended December 31, 2016, we recorded revenues of $33.2 million from customers in the United States and $654.8 million from all foreign countries, of which 33.5%

was from Korea, 16.5% from Taiwan, 5.0% from the United Kingdom and 37.3% from Greater China. For the year ended December 31, 2015, we recorded revenues of $51.2 million from customers in the United States and $582.5 million from all foreign countries, of which 41.5% was from Korea, 18.5% from Taiwan, 6.4% from Japan and 28.0% from Greater China. For the year ended December 31, 2014, we recorded revenues of $91.3 million from customers in the United States and $606.9 million from all foreign countries, of which 43.9% was from Korea, 19.2% from Taiwan, 4.3% from Japan and 22.7% from Greater China.

Intellectual Property

As of December 31, 2016, our portfolio of intellectual property assets included approximately 3,020 registered patents and 414 pending patent applications. Approximately 2,198 and 166 of our patents and pending patents are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 1,070 registered and pending patents that relate to identical technical claims in our base patent portfolio. Our patents expire at various times approximately over the next 18 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

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

Employees

Our worldwide workforce consisted of 2,864 employees (full- and part-time) as of December 31, 2016, of which 418 were involved in sales, marketing, general and administrative, 439 in research and development (including 234 with advanced degrees), 116 in quality, reliability and assurance and 1,891 in manufacturing (comprised of 279 in engineering and 1,612 in operations). As of December 31, 2016, our workforce consisted of 2,864 employees, of which 1,743 employees, or approximately 61% of our workforce, were represented by the MagnaChip Semiconductor Labor Union.

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

Geographic Financial Information

For a description of the distribution of our net sales by geographic region, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2016 and 2015—Net Sales by Geographic Region,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2015 and December 31, 2014—Net Sales by Geographic Region” and “Note 17. Geographic and Segment Information” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Report.

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

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site, www.sec.gov, from which you can access our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, and all amendments to these materials after such reports and amendments are filed with the SEC. In addition, you may request a copy of any of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o MagnaChip Semiconductor, Inc., 60 South Market Street, Suite 750, San Jose, CA 95113, Attention: General Counsel and Secretary; the telephone number at that address is (408) 625-5999.

Executive Officers of the Company

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Young-Joon (YJ) Kim	52	Chief Executive Officer and Director
Jonathan Kim	42	Chief Financial Officer, Executive Vice President and Chief Accounting Officer
Theodore Kim	47	Chief Compliance Officer, Executive Vice President, General Counsel and Secretary
Tae Jong Lee	54	Executive Vice President and General Manager, Foundry Services Group
Woung Moo Lee	54	Executive Vice President and General Manager, Standard Products Group

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

Jonathan Kim (J. Kim), Chief Financial Officer, Executive Vice President and Chief Accounting Officer. Mr. J. Kim was appointed our Chief Financial Officer and Executive Vice President in May 2015, after serving as our Interim Chief Financial Officer, Chief Accounting Officer and Senior Vice President since March 2014. Prior to joining our company, Mr. J. Kim served since July 2010 as the Chief Financial Officer of StartForce,

Inc., a VC backed desktop virtualization company, which was acquired in February 2011 by ZeroDesktop, Inc., a leading developer of next-generation desktop virtualization and cloud computing solutions. Mr. J. Kim continued to serve as the Chief Financial Officer at ZeroDesktop through March 2014. Mr. J. Kim also served as a principal at a Silicon Valley based investment and advisory firm where he led investments in startup companies in the U.S. and Korea. Mr. J. Kim began his career in public accounting and held various positions with Deloitte for nearly 10 years, serving Global Fortune 500 and U.S. multinational publicly traded clients in the Technology, Media & Telecommunication sectors. Mr. J. Kim holds a B.A. degree in Business Administration from the Foster School of Business at the University of Washington and is a Certified Public Accountant.

Theodore Kim (T. Kim), Chief Compliance Officer, Executive Vice President, General Counsel and Secretary. Mr. T. Kim became our Chief Compliance Officer and Executive Vice President in May 2015, and became our General Counsel and Secretary in November 2013. Mr. T. Kim previously served as our Senior Vice President from November 2013 to May 2015. Prior to joining our Company, Mr. T. Kim served as Head Lawyer, Global Business Development at Samsung Fire & Marine Insurance from October 2012 to October 2013. Mr. T. Kim was employed by Gibson, Dunn & Crutcher LLP, a law firm, from October 2005 to July 2012, serving most recently as Of Counsel. Prior to that, he served as Foreign Legal Consultant at Kim & Chang, a law firm in Korea, from 2001 to 2005. Mr. Kim holds a B.A. degree in Economics and a B.S. degree in Mechanical Engineering from the University of California, Irvine, and a J.D. degree from the University of California, Los Angeles, School of Law.

Tae Jong Lee, Executive Vice President and General Manager, Foundry Services Group. Mr. Tea Jong Lee became our General Manager, Foundry Services Group, in November 2015 and became our Executive Vice President in December 2011, after serving successively as Senior Vice President and Vice President and General Manager, Corporate Engineering, since September 2007. Prior to joining our Company, Mr. Lee served as Director of the Technology Development Division, Chartered Semiconductor Manufacturing, in Singapore from 1999 to August 2007. Mr. Lee holds B.S. and M.S. degrees from Seoul National University, and a Ph.D in Physics from the University of Texas at Dallas.

Woung Moo Lee, Executive Vice President and General Manager, Standard Products Group. Mr. Woung Moo Lee became our Executive Vice President and General Manager, Standard Products Group in November 2015. Mr. Lee previously served as our Senior Vice President, Korea Sales from 2013. Prior to joining our Company, Mr. Lee was one of the founding executives and served as Vice President, Global Strategy and Marketing, Samsung LED Co., Ltd. from 2009 to 2011. In 1984, Mr. Lee began his career as a memory semiconductor design engineer and served as Vice President of Memory Strategy & Marketing Team at Samsung Electronics Co., Ltd. until 2009. Mr. Lee received the “Proud Samsung Employee Award” in 2005 and holds a B.S. degree in Electronic Engineering from Inha University.

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

Poor global economic conditions may negatively affect our future business, results of operations and financial condition. .

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the years ended December 31, 2016, 2015 and 2014, our ten largest customers accounted for 64%, 64% and 61% of our net sales, respectively. For the year ended December 31, 2016, sales to Samsung Display Corporation represented 23.5% of the Company’s net sales and 57.3% of our Display Solutions division’s net sales, and sales to LG Display represented 11.4% of the Company’s net sales and 27.9% of our Display Solutions division’s net sales. For the year ended December 31, 2015, sales to LG Display represented 15.2% of the Company’s net sales and 46.4% of our Display Solutions division’s net sales, and sales to Samsung Display Corporation represented 11.0% of the Company’s net sales and 33.6% of our Display Solutions division’s net sales. For the year ended December 31, 2014, sales to Samsung Display Corporation represented 11.4% of the Company’s net sales and 39.9% of our Display Solutions division’s net sales, and sales to LG Display represented 10.7% of the Company’s net sales and 37.5% of our Display Solutions division’s net sales. For the year ended December 31, 2016, we recorded revenues of $33.2 million from customers in the United States and $654.8 million from all foreign countries, of which 33.5% was from Korea, 16.5% from Taiwan, 5.0% from the United Kingdom and 37.3% from Greater China. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income from operations for the fiscal years ended December 31, 2016 and 2015. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2016, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $598 million. Our Dutch subsidiary uses U.S. dollar as their functional currency. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of the Exchangeable Notes (defined below) or the 2021 Notes could be adversely affected.

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

As of December 31, 2016, 1,743 employees, or approximately 61% of our employees, were represented by the MagnaChip Semiconductor Labor Union. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skill and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, Philippines, Singapore, Thailand and Austria. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. We could be adversely affected by political disorders, labor disruptions and natural disasters where our subcontractors are located. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems or decrease the capacity available to us, our operating results could be adversely affected.

We cooperate with independent foundries to produce certain advanced technology Display Solutions products, and the failure of such independent foundries to satisfy our demand could materially disrupt our business.

We use independent foundry services for certain of our AMOLED Display Solutions products that require more advanced technology than is available in our fabrication facilities. Silicon wafer production at these facilities is allocated solely by our vendors and beyond our direct control. Therefore, any disruption in wafer supply form these vendors could have a material impact on our revenue and results of operations.

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

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, proprietary technology and know-how, as well as our ability to operate without infringing the proprietary rights of others.

We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, mask works and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. In particular, the validity, enforceability and scope of protection of intellectual property in China, where we derive a significant portion of our net sales, and certain other countries where we derive net sales, are uncertain and still evolving and historically have not protected, and may not protect in the future, intellectual property rights to the same extent as do the laws and enforcement procedures in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We seek to protect our proprietary technologies and know-how through the use of patents, trade secrets, confidentiality agreements and other security measures. The process of seeking patent protection takes a long time and is expensive. There can be no assurance that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. Many of our patents are subject to cross licenses, several of which are with our competitors. Some of our technologies are not covered by any patent or patent application. The confidentiality agreements on which we rely to protect these technologies may be breached and may not be adequate to protect our proprietary technologies. Further, it is possible that others will independently develop the same or similar technologies, even without access to our proprietary technologies.

We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may need to file lawsuits to enforce our patents or intellectual property rights, and we may need to defend against claimed infringement of the rights of others. Any litigation could result in substantial costs to us and divert our resources. Any litigation could result in substantial costs to us and divert our resources, and we cannot assure you that we will prevail. Any claims of intellectual property infringement or misappropriation against use, even those without merit, could require us to :

•

pay substantial damages or indemnify customers or licensees for damages they may suffer if the products they purchase from us or the technology they license from us violate the intellectual property rights of others;

•	stop our manufacture, use, sale or importation of the accused products;

•	redesign, reengineer or rebrand our products, if feasible;

•	expend significant resources to develop or acquire non-infringing technologies;

•	discontinue processes; or

•	obtain licenses to a third party’s intellectual property.

There can be no assurance that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms, or at all.

We license certain intellectual property from third parties. The termination of key third-party licenses relating to the use of intellectual property in our products and our design processes, such as our agreements with Silicon Works Co., Ltd. and ARM Limited, would materially and adversely affect our business.

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

As of December 31, 2016, our total indebtedness was $224.3 million, which represents the principal amount outstanding under our 6.625% Senior Notes due 2021, excluding $3.2 million of unamortized discount and debt issuance costs. In January 2017, we incurred $86.25 million of additional indebtedness, which represents the aggregate principal amount of 5.00% Exchangeable Senior Notes due 2021 (“Exchangeable Notes”) issued by MagnaChip Semiconductor S.A. We are permitted under the indentures governing our outstanding Exchangeable Notes and 2021 Notes to incur additional debt under certain conditions, including additional secured debt. If new debt were to be incurred in the future, the related risks that we now face could intensify. Our substantial debt could have important consequences, including:

•

resulting in an event of default if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants contained in the indentures governing our outstanding Exchangeable Notes and 2021 Notes or agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on the assets securing any such debt;

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

If our cash flows and capital resources are insufficient to fund our debt service obligations or if we are unable to refinance existing indebtedness on favorable terms, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and thus render us unable to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The indentures governing our outstanding Exchangeable Notes and 2021 Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or be able to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

We are a holding company and will depend on the business of our subsidiaries to satisfy our obligations under our outstanding Exchangeable Notes and 2021 Notes and other obligations.

We are a holding company with no independent operations of our own. Our subsidiaries conduct substantially all of the operations necessary to fund payments on our outstanding Exchangeable Notes and 2021 Notes, other debt and any other obligations. Our ability to make payments on our outstanding Exchangeable Notes and 2021 Notes and our other obligations will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

•	their earnings;

•	covenants contained in our debt agreements (including the indentures governing our outstanding Exchangeable Notes and 2021 Notes) and the debt agreements of our subsidiaries;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

•

applicable law, including any restrictions under Korean law that may be imposed on MagnaChip Korea that would restrict its ability to make payments on intercompany loans from MagnaChip Semiconductor B.V.

We cannot assure that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us or that any distributions or payments will be adequate to pay principal and interest, and any other payments, on our outstanding Exchangeable Notes and 2021 Notes, other debt or any other obligations when due, and the failure to make such payments could have a material adverse effect on our business, financial condition and results of operations.

Restrictions on MagnaChip Korea’s ability to make payments on its intercompany loans from MagnaChip Semiconductor B.V., or on its ability to pay dividends in excess of statutory limitations, could hinder our ability to make payments on our outstanding Exchangeable Notes and 2021 Notes.

We anticipate that payments under the notes and our outstanding Exchangeable Notes and 2021 Notes will be funded in part by MagnaChip Korea’s repayment of its existing loans from MagnaChip Semiconductor B.V., with MagnaChip Semiconductor B.V. using such repayments in turn to repay the loans owed to MagnaChip Semiconductor S.A., which will repay loans owed to us. Under the Korean Foreign Exchange Transaction Act, the minister of the Ministry of Strategy and Finance is authorized to temporarily suspend payments in foreign currencies in the event of natural calamities, wars, conflicts of arms, grave and sudden changes in domestic or foreign economic conditions, or other similar situations. In addition, under the Korean Commercial Code, a Korean company is permitted to make a dividend payment in accordance with the provisions in its articles of incorporation out of retained earnings (as determined in accordance with the Korean Commercial Code and the generally accepted accounting principles in Korea), but no more than twice a year. If MagnaChip Korea is prevented from making payments under its intercompany loans due to restrictions on payments of foreign currency or if it has an insufficient amount of retained earnings under the Korean Commercial Code to make dividend payments to MagnaChip Semiconductor B.V., we and MagnaChip Semiconductor S.A.may not have sufficient funds to make payments on the notes or our outstanding Exchangeable Notes and 2021 Notes.

The indentures governing the notes, our outstanding Exchangeable Notes and 2021 Notes contains, and our future debt agreements will likely contain, covenants that significantly restrict our operations.

The indentures governing the notes and our outstanding Exchangeable Notes and 2021 Notes contain, and our future debt agreements will likely contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and by limiting our ability to engage in other business activities. These covenants will place restrictions on our ability and the ability of our operating subsidiaries to, among other things:

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

We may not have the ability to raise the funds necessary to repurchase the Exchangeable Notes upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the Exchangeable Notes.

Holders of the Exchangeable Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Exchangeable Notes surrendered therefor. In addition, our ability to repurchase the Exchangeable Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Exchangeable Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of our then-existing indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Exchangeable Notes.

A fundamental change may adversely affect us.

A fundamental change could have a negative effect on us and the trading price of the common stock and Exchangeable Notes. Furthermore, the fundamental change provisions, including the provisions requiring the increase in the exchange rate for exchanges in connection with a fundamental change prior to the maturity date, may in certain circumstances make it more difficult or discourage a takeover of our company and the removal of incumbent management.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We have a history of losses and may not achieve or sustain profitability in the future.

From the time we began operations as a separate entity in 2004 until we emerged from our 2009 reorganization proceedings under Chapter 11 of the United States Bankruptcy Code, which we refer to as our “reorganization proceedings”, we generated significant net losses and did not generate a profit for a full fiscal year. In addition, since 2013, we have again had substantial net losses despite some improvements made in 2016. We may increase spending to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we cannot maintain profitability, the value of the enterprise may decline.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries, including the Issuer, may be able to incur substantial additional debt in the future, some of which may be secured debt, subject to the restrictions contained in our debt instruments. We will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due.

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial condition.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through December 31, 2016, we recognized aggregate restructuring and impairment charges of $24.1 million, which consisted of $21.2 million of impairment charges and $2.9 million of restructuring charges. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

On March 5, 2015, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one preferred stock purchase right on each share of the Company’s common stock outstanding at the close of business on March 16, 2015. The Company amended the Rights Plan on March 2, 2016 and September 2, 2016. As amended, each right will entitle the holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock. Under certain circumstances, if a person or group acquires 12.5% (or 20% in the case of a passive institutional investor) or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase for each share of common stock owned, $12 worth of shares of the Company’s common stock having a market value of twice such price. The rights expire in March 2017 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to acquire us without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

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

We do not intend to pay any cash dividends in the foreseeable future. The payment of cash dividends on common stock is restricted under the terms of the indentures for our outstanding Exchangeable Notes and 2021 Notes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our manufacturing operations consist of three fabrication facilities located in Korea at two sites in Cheongju and one in Gumi. Our facilities have a combined capacity of approximately 115,000 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.11 to 0.50 microns. The Cheongju facilities have three main buildings totaling 164,058 square meters devoted to manufacturing and development. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

In addition to our fabrication facilities, we lease facilities in Seoul, Korea, and San Jose, California. Each of these facilities includes administration, sales and marketing and research and development functions. We lease sales and marketing offices through our subsidiaries in several other countries.

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

A substantial majority of our assembly, test and packaging services for our Display Solutions business and all of such services for our Power Solutions business are outsourced with the balance handled in-house. Our independent providers of these services are located in Korea, China, Philippines, Singapore, Thailand and Austria. The relative cost of outsourced services, as compared to in-house services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.

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

Item 3. Legal Proceedings

Securities Class Action Complaints

On March 12, 2014, a purported class action was filed against the Company and certain of the Company’s now-former officers. On April 21, 2015, a related purported class action lawsuit (Okla. Police Pension & Retirement Sys. v. MagnaChip Semiconductor Corp., et al., No. 3:15-cv-01797) was filed against the Company, certain of the Company’s current directors and former and now-former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings. On June 15, 2015, these two class action lawsuits were consolidated. On June 26, 2015, an amended complaint was filed in the consolidated action, against the Company, certain of the Company’s current directors and former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings on behalf of a putative class consisting of all persons other than the defendants who purchased or acquired the Company’s securities between February 1, 2012 and February 12, 2015 and a putative subclass consisting of all purchasers of the Company’s common stock pursuant to or traceable to a shelf registration statement and prospectus issued in connection with the Company’s February 6, 2013 public stock offering. The consolidated amended complaint asserted claims on behalf of the putative class for (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the Company and certain of the Company’s current directors and former officers, (ii) alleged violations of Section 20(a) of the Exchange Act by certain of the Company’s current directors and former officers, and (iii) alleged violations of Sections 20(a) and 20(A) of the Exchange Act by a shareholder. The consolidated amended complaint also asserted claims on behalf the subclass for (i) alleged violations of Section 11 of the Securities Act by the Company, certain of the Company’s current directors and former officers, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (ii) alleged violations of Section 12 of the Securities Act by the Company, certain of the Company’s current directors and former officers, a shareholder of the Company, and certain financial firms that acted as underwriters of the Company’s public stock offerings, (iii) alleged violations of Section 15 of the Securities Act by the Company, certain of the Company’s former officers, and a shareholder of the Company.

On December 10, 2015, the Company and certain of its current and former officers and directors entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the consolidated securities class action lawsuit, Thomas, et al. v. MagnaChip Semiconductor Corp. et al., Civil Action No. 3:14-CV-01160-JST, pending in the United States District Court for the Northern District of California (the “Class Action Litigation”). On February 5, 2016, the plaintiffs in the consolidated securities class action filed a motion for preliminary approval of the settlement, as well as the stipulation and agreement of settlement and related exhibits. The stipulation and agreement of settlement provided that all claims asserted against all defendants in the Class Action Litigation except for Avenue Capital Management II, L.P. would be released. The stipulation and agreement of settlement also provided for an aggregate settlement payment by the Company of $23.5 million, which would include all attorneys’ fees, costs of administration and plaintiffs’ out-of-pocket expenses, lead plaintiff compensatory awards and disbursements. The settlement also included the dismissal of all claims against the Company and the named individuals in the Class Action Litigation without any liability or wrongdoing attributed to them.

On April 13, 2016, the plaintiffs filed a renewed motion for preliminary approval of the settlement. On July 18, 2016, the court granted plaintiffs’ renewed motion for preliminary approval of the settlement. On October 17, 2016, plaintiffs filed their motions for final approval of the settlement and plan of allocation of the settlement and for an award of attorneys’ fees, reimbursement of litigation expenses, and reimbursement of the costs and expenses of Lead Plaintiff Keith Thomas. On December 1, 2016, following a hearing on November 21, 2016 and an order dated November 21, 2016, the court entered a supplemental order and final judgment (the “Judgment”) granting final approval of the settlement. The Judgment was not appealed within the applicable appeals period (on or before January 3, 2017). The settlement therefore became effective after the expiration of the appeals period. The settlement was fully funded by insurance proceeds.

SEC Enforcement Staff Review

In addition, in March 2014, the Company voluntarily reported to the SEC that the Company’s Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced the independent investigation. Over the course of 2014 and in the first two quarters of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the independent investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with this investigation. The Company will continue to cooperate with the SEC in this investigation, and has produced documents in response to the subpoena. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible losses, with respect to the matters described above. This is primarily because these matters involve complex legal and factual issues subject to uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

Shareholder Derivative Complaints

A shareholder derivative action, styled Hemmingson et al. v. Elkins et al., Case No. 1-15-cv-278614, was filed in the Superior Court of the State of California in and for Santa Clara County on March 25, 2015, naming as defendants certain of the Company’s current directors and former and now-former officers, as well as a shareholder of the Company, and naming the Company as a nominal defendant. The complaint in this action asserted claims for (i) alleged breaches of fiduciary duty by certain of the Company’s current directors and former and now-former officers for purportedly knowingly failing to maintain adequate internal controls over its accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements, (ii) alleged breaches of fiduciary duty by certain of the Company’s current directors and a current shareholder of the Company for purported insider trading, and (iii) alleged unjust enrichment by a shareholder of the Company for purported insider trading.

On June 1, 2015, a shareholder derivative action was filed in the Superior Court of the State of California, Santa Clara County styled Bushansky v. Norby, et al., No. 1-15-CV-281284 (PHK) (Cal. Super. Ct. Santa Clara Cnty.). The complaint names as defendants certain of the Company’s current directors and former officers, and a shareholder of the Company, with the Company being named as a nominal defendant. The complaint asserted claims for (i) alleged breaches of fiduciary duties by certain of the Company’s current directors and former officers for knowingly failing to maintain adequate internal controls over the Company’s accounting and reporting functions and disseminating to shareholders certain alleged materially false and misleading statements; and (ii) alleged aiding and abetting of such breaches of fiduciary duties by all defendants.

On January 22, 2016, the Company and the plaintiffs in the Hemmingson and Bushansky actions entered into and filed a stipulation of settlement with the Superior Court of the State of California, Santa Clara County. The settlement provided for the resolution of all of the pending claims in both shareholder derivative actions against the Company and the individual defendants, without any liability or wrongdoing attributed to them. The settlement also provided for an aggregate payment from the Company defendants’ directors and officers insurance policies of $3 million to be made to an escrow account, which would be remitted to the Company once the settlement becomes final, less (i) any applicable costs of such escrow account, (ii) any amount awarded by the court to the plaintiff’s counsel for attorney’s fees and litigation expenses and (iii) the cost of providing notice of the settlement to the Company’s stockholders. The proposed settlement also required that the Company implement certain corporate governance measures.

On February 22, 2016, the plaintiffs filed an unopposed motion for preliminary approval of the proposed derivative settlement. On June 10, 2016, the court granted plaintiffs’ motion for preliminary approval of the proposed settlement. On October 18, 2016, after a hearing held on October 14, 2016, the court entered its order and final judgment (the “Judgment”) granting final approval of the proposed settlement and awarding plaintiffs’ counsel $750,000 for attorneys’ fees and litigation expenses. The Judgment was not appealed within the applicable appeals period (on or before December 19, 2016). The settlement therefore became effective after the expiration of the appeals period. As of December 29, 2016, $2,250,000 plus applicable interest was paid to the Company in connection with the settlement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.” On February 17, 2017, the last reported sales price of our common stock on the NYSE was $7.70 per share. The table below sets forth the reported high and low sales prices for our common stock during the quarterly periods for the two most recent fiscal years described below.

Price Range of Common Stock

	High	Low
Fiscal 2015
First Quarter	$15.72	$4.89
Second Quarter	$8.04	$5.00
Third Quarter	$9.88	$6.40
Fourth Quarter	$7.48	$4.14
Fiscal 2016
First Quarter	$5.81	$3.10
Second Quarter	$6.10	$4.71
Third Quarter	$9.17	$5.35
Fourth Quarter	$8.83	$5.20

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from December 30, 2011 (the last trading day before the beginning of our fifth preceding fiscal year) through December 31, 2016. The graph assumes that $100 was invested on December 30, 2011 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares during the five-year period ended December 31 , 2016.

Comparison of Cumulative Total Return*

Among MagnaChip Semiconductor Corporation, the S&P 500 Index and the PHLX

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return to Stockholders (Including Reinvestment of Dividends)

Indexed Returns

Company/Index	Base Period 12/30/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016
MagnaChip Semiconductor Corporation	100	212.83	260.70	173.66	70.72	82.89
S&P 500 Index	100	113.41	146.98	163.72	162.53	178.02
Philadelphia Semiconductor Index	100	105.38	146.81	188.47	182.05	248.73

Holders

The approximate number of record holders of our outstanding common stock as of January 31, 2017 was 71. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividends

We do not intend to pay any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. The payment of cash dividends on our common stock is restricted under the terms of the indentures governing our Exchangeable Notes and 2021 Notes.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding common stock during the fiscal quarter ended December 31, 2016.

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

We have derived the selected consolidated financial data as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 from the historical audited consolidated financial statements of the Company included in this Report. We have derived the selected consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 from the audited consolidated financial statements of MagnaChip Semiconductor Corporation not included in this Report. The historical financial data of MagnaChip Semiconductor Corporation for any period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In millions, except per share data)
Statements of Operations Data:
Net sales	$688.0	$633.7	$698.2	$734.2	$807.3
Cost of sales	531.7	498.8	545.4	579.1	564.1

Gross profit	156.2	134.9	152.9	155.1	243.2
Selling, general and administrative expenses	89.1	94.4	127.0	85.8	82.7
Research and development expenses	72.2	83.4	92.8	87.9	76.3
Restructuring and impairment charges (gain)	(7.8)	—	10.3	8.2	—

Operating income (loss) from continuing operations	2.7	(42.9)	(77.1)	(26.8)	84.3
Interest expense	(16.2)	(16.3)	(16.8)	(21.1)	(23.2)
Foreign currency gain (loss), net	(15.4)	(42.5)	(24.7)	16.8	57.3
Loss on early extinguishment of senior notes	—	—	—	(32.8)	—
Others, net	3.0	1.8	2.9	3.6	4.5

	(28.6)	(57.0)	(38.6)	(33.5)	38.6

Income (loss) from operations before income taxes	(25.9)	(100.0)	(115.7)	(60.2)	122.9
Income tax expenses (benefits)	3.7	(15.1)	1.5	4.0	12.8

Net income (loss)	$(29.6)	$(84.9)	$(117.2)	$(64.2)	$110.0

Net income (loss) attributable to common share	$(29.6)	$(84.9)	$(117.2)	$(64.2)	$110.0

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In millions, except per share data)
Per share data:
Earnings (loss) per share—
Basic	$(0.85)	$(2.47)	$(3.44)	$(1.82)	$3.01
Diluted	$(0.85)	$(2.47)	$(3.44)	$(1.82)	$2.93
Weighted average number of shares
Basic	34.834	34.381	34.056	35.232	36.568
Diluted	34.834	34.381	34.056	35.232	37.533
Balance Sheet Data (at period end):
Cash and cash equivalents	$83.4	$90.9	$102.4	$153.6	$182.2
Total assets(4)	442.0	474.1	523.4	620.4	675.0
Total indebtedness(1)(4)	221.1	220.4	219.7	219.2	195.9
Stockholders’ equity (deficit)	(72.1)	(62.3)	(18.5)	81.5	191.5
Supplemental Data:
Adjusted EBITDA(2)	$40.7	$0.8	$8.5
Adjusted Net Loss(3)	$(4.5)	$(26.7)	$(38.1)

(1)	Total indebtedness represents long-term borrowings.
(2)	We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss, net and (v) restatement related expenses. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expenses and depreciation and amortization. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Loss.”
(3)	We define Adjusted Net Loss for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and impairment charges, (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss (gain), net, (v) derivative valuation loss, net, and (vi) restatement related expenses. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Loss.”
(4)	In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest”, which requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. We adopted ASU 2015-03 in 2016 and reclassified all prior periods presented in the table above to conform to the current period presentation. As of December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, $3.8 million, $4.3 million, $4.8 million and $5.8 million of debt issuance costs were reclassified from total assets to a reduction of total indebtedness. The adoption of ASU 2015-03 did not impact our consolidated statements of operations.

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor products for consumer, computing, communication, industrial, automotive and IoT applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with a 30-year operating history, large portfolio of 2,198 registered novel patents and 166 pending novel patent applications and extensive engineering and manufacturing process expertise.

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

Recent Developments

In December 2014, we announced that our Board of Directors had adopted a plan to close our 6-inch fab. During the fourth quarter of 2015, we received an $8.2 million deposit for sale of machinery in conjunction with the planned closure of our 6-inch fab. According to this plan, the 6-inch fab was closed on February 29, 2016. During the first quarter of 2016, we completed all procedures necessary to sell all machineries in our closed 6-inch fab and recognized a $7.8 million restructuring gain from this related deposit of $8.2 million, net of certain direct selling costs. On April 4, 2016, we commenced the Program, which was available to certain manufacturing employees, including our 6-inch fab employees, through April 29, 2016.

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

As of December 21, 2016, we entered into a purchase and sale agreement to sell a building located in Cheongju, South Korea. The building has historically been used to house the 6-inch fab and became vacant upon the closure of the fabrication facility. As of December 31, 2015, the building was fully impaired. We received proceeds of $18.2 million, including a $1.7 million value-added tax, for the sale of the building on December 26, 2016. We are obligated to perform certain removal construction work that is expected to be completed by the end of March 2017. Accordingly, we recorded $18.2 million as restricted cash in our consolidated balance sheets as of December 31, 2016.

Restatement

In January 2014, our Audit Committee commenced an independent investigation that resulted in the restatement of certain financial statements for prior periods. As a result of the restatement, we have incurred substantial external accounting, legal and other related costs associated with the restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred restatement related costs of $7.0 million, primarily attributable to certain litigation, for the year ended December 31, 2016, compared to $12.4 million and $40.9 million for the years ended December 31, 2015 and 2014, respectively.

On December 10, 2015, we entered into a Memorandum of Understanding with the plaintiffs’ representatives to settle the Class Action Litigation, as defined and detailed in “Item 3. Legal Proceedings” in this Report, for an aggregate settlement payment of $23.5 million. This settlement payment was fully funded by insurance proceeds that were received in the first quarter of 2016 and disbursed from the escrow account, previously recorded as restricted cash, in the third quarter of 2016.

On January 22, 2016, we entered into a stipulation of settlement with the plaintiffs in the shareholder derivative actions, as described in “Item 3. Legal Proceedings” in this Report, for an aggregate payment of $3.0 million from our insurance proceeds that were received in the first quarter of 2016 and recorded in the escrow account. In October 2016, the court approved the settlement of the shareholder derivative actions for $3.0 million, which included $0.75 million awarded to plaintiffs’ counsel. Upon the expiration of the appeals period, $2.25 million was disbursed from the escrow account, previously recorded as restricted cash, in December 2016. The remaining restricted cash related to insurance proceeds of $3.1 million was also released in December 2016.

Segments

We report our financial results in two operating segments: Foundry Services Group and Standard Products Group. We identified these segments based on how we allocate resources and assess our performance.

•

Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve consumer, computing, communication, industrial, automotive and IoT applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 466 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Foundry Services Group business represented 39.8%, 45.9% and 51.6% of our net sales for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. Gross profit from our Foundry Services Group business was $69.4 million, $66.2 million and $75.7 million for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

•

Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured AMOLED display driver IC products. Our current portfolio of AMOLED solutions address a wide range of resolutions ranging from HD to Wide Quad High

Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the AMOLED industry. We provide a full range of intelligent sensor product families featuring 0.18 micron analog and mixed-signal technology with low power consumption. Our sensor families target the growing market for applications ranging from smartphone, tablet PC and other consumer electronics to industrial devices. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 60.1%, 54.0% and 48.3% of our net sales for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. Gross profit from our Standard Products Group was $87.2 million, $68.1 million and $76.6 million for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Loss

We use the terms Adjusted EBITDA and Adjusted Net Loss throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring, impairment and other (gain), (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss (gain), net and (v) restatement related expenses. EBITDA for the periods indicated is defined as net loss before interest expense, net, income tax expenses (benefits), and depreciation and amortization.

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

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net loss, as determined in accordance with US GAAP. A reconciliation of net loss to Adjusted EBITDA is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Net Loss	$(29.6)	$(84.9)	$(117.2)
Interest expense, net	16.0	16.0	16.2
Income tax expenses (benefits)	3.7	(15.1)	1.5
Depreciation and amortization	25.4	26.5	30.0
EBITDA	$15.5	$(57.4)	$(69.4)
Adjustments:
Restructuring, impairment and other (gain)(a)	(1.3)	—	10.3
Equity-based compensation expense(b)	3.8	2.8	2.1
Foreign currency loss (gain), net(c)	15.4	42.5	24.6
Derivative valuation loss (gain), net(d)	0.3	0.5	—
Restatement related expenses(e)	7.0	12.4	40.9

Adjusted EBITDA	$40.7	$0.8	$8.5

(a)	This adjustment eliminates the impact associated with the closure of our 6-inch fab. For the year ended December 31, 2016, the adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of the $4.2 million other termination benefits payable under the voluntary resignation program and $2.3 million training and transition costs related to our 6-inch fab employees. For the year ended December 31, 2014, the adjustment eliminates the impact of impairment charges of $10.3 million related to the asset impairment in connection with the closure of our 6-inch fab. We believe that the exclusion of these impacts provides investors with a more consistent basis for which to compare results in future periods now that the closure of our 6-inch fab has been completed.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(c)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
(d)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(e)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. Partially offsetting the restatement related expenses for the year ended December 31, 2015 was the proceeds of $2.4 million from an insurance claim for defense costs. This amount does not include any allocation of internal costs related to the restatement. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net loss to calculate our Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net loss used to calculate Adjusted EBITDA were applied consistently to the periods presented.

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

We present Adjusted Net Loss as a further supplemental measure of our performance. We prepare Adjusted Net Loss by adjusting net loss to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Loss is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Loss for a number of reasons, including:

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

Adjusted Net Loss is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net loss, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Loss differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Loss, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Loss for the periods indicated as net loss, adjusted to exclude (i) restructuring, impairment and other (gain), (ii) equity-based compensation expense, (iii) amortization of intangibles, (iv) foreign currency loss, net, (v) derivative valuation loss, net and (vi) restatement related expenses.

The following table summarizes the adjustments to net loss that we make in order to calculate Adjusted Net Loss for the periods indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In millions)
Net Loss	$(29.6)	$(84.9)	$(117.2)
Adjustments:
Restructuring, impairment and other (gain)(a)	(1.3)	—	10.3
Equity-based compensation expense(b)	3.8	2.8	2.1
Amortization of intangibles(c)	—	—	1.2
Foreign currency loss, net(d)	15.4	42.5	24.6
Derivative valuation loss, net(e)	0.3	0.5	—
Restatement related expenses(f)	7.0	12.4	40.9

Adjusted Net Loss	$(4.5)	$(26.7)	$(38.1)

(a)	This adjustment eliminates the impact associated with the closure of our 6-inch fab. For the year ended December 31, 2016, the adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of the $4.2 million other termination benefits payable under the voluntary resignation program and $2.3 million training and transition costs related to our 6-inch fab employees. For the year ended December 31, 2014, the adjustment eliminates the impact of impairment charges of $10.3 million related to the asset impairment in connection with the closure of our 6-inch fab. We believe that the exclusion of these impacts provides investors with a more consistent basis for which to compare results in future periods now that the closure of our 6-inch fab has been completed.
(b)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(c)	This adjustment eliminates the non-cash impact of amortization expense for intangible assets created as a result of the purchase accounting treatment of the Original Acquisition and other subsequent acquisitions, and from the application of fresh-start accounting in connection with the reorganization proceedings. We do not believe these non-cash amortization expenses for intangibles are indicative of our core ongoing operating performance because the assets would not have been capitalized on our balance sheet but for the application of purchase accounting or fresh-start accounting, as applicable.
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
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. Partially offsetting the restatement related expenses for the year ended December 31, 2015 was the proceeds of $2.4 million from an insurance claim for defense costs. This amount does not include any allocation of internal costs related to the restatement. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net loss to calculate our Adjusted Net Loss for the years ended December 31, 2016, 2015 and 2014 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net loss used to calculate Adjusted Net Loss were applied consistently to the periods presented.

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

Because of these limitations, Adjusted Net Loss should not be considered as a measure of profitability of our business. We compensate for these limitations by relying primarily on our US GAAP results and using Adjusted Net Loss only supplementally.

Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2016 were $40.7 million and $4.5 million, respectively. Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2015 were $0.8 million and $26.7 million, respectively. Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2014 were $8.5 million and $38.1 million, respectively.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2016 and 2015, we sold products to 357 and 316 customers, respectively, and our net sales to our ten largest customers represented 64% and 64% of our net sales, respectively. We have a combined production capacity of approximately 115,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2016, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2016, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $598 million. Our Dutch subsidiary uses U.S. dollar as their functional currency. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in U.S. dollars and as a percentage of our net sales:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(In millions)
Consolidated statements of operations data:
Net sales	$688.0	100.0%	$633.7	100.0%	$698.2	100.0%
Cost of sales	531.7	77.3	498.8	78.7	545.4	78.1

Gross profit	156.2	22.7	134.9	21.3	152.9	21.9
Selling, general and administrative expenses	89.1	13.0	94.4	14.9	127.0	18.2
Research and development expenses	72.2	10.5	83.4	13.2	92.8	13.3
Restructuring and impairment charges (gain)	(7.8)	(1.1)	—	—	10.3	1.5

Operating income (loss)	2.7	0.4	(42.9)	(6.8)	(77.1)	(11.0)
Interest expense	(16.2)	(2.4)	(16.3)	(2.6)	(16.8)	(2.4)
Foreign currency loss, net	(15.4)	(2.2)	(42.5)	(6.7)	(24.7)	(3.5)
Others, net	3.0	0.4	1.8	0.3	2.9	0.4

	(28.6)	(4.2)	(57.0)	(9.0)	(38.6)	(5.5)

Loss before income taxes	(25.9)	(3.8)	(100.0)	(15.8)	(115.7)	(16.6)
Income tax expenses (benefits)	3.7	0.5	(15.1)	(2.4)	1.5	0.2

Net loss	$(29.6)	(4.3)%	$(84.9)	(13.4)%	$(117.2)	(16.8)%

Net Sales:
Foundry Services Group	$274.0	39.8%	$290.8	45.9%	$360.5	51.6%
Standard Products Group
Display Solutions	282.0	41.0	207.5	32.7	199.9	28.6
Power Solutions	131.5	19.1	134.8	21.3	137.2	19.7

Total Standard Products Group	413.4	60.1	342.3	54.0	337.1	48.3
All other	0.6	0.1	0.6	0.1	0.6	0.1

Total net sales	$688.0	100.0%	$633.7	100.0%	$698.2	100.0%

Results of Operations—Comparison of Years Ended December 31, 2016 and 2015

The following table sets forth consolidated results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$688.0	100.0%	$633.7	100.0%	$54.3
Cost of sales	531.7	77.3	498.8	78.7	32.9

Gross profit	156.2	22.7	134.9	21.3	21.4

Selling, general and administrative expenses	89.1	13.0	94.4	14.9	(5.3)
Research and development expenses	72.2	10.5	83.4	13.2	(11.2)
Restructuring gain	(7.8)	(1.1)	—	—	(7.8)

Operating income (loss)	2.7	0.4	(42.9)	(6.8)	45.7

Interest expense	(16.2)	(2.4)	(16.3)	(2.6)	0.0
Foreign currency loss, net	(15.4)	(2.2)	(42.5)	(6.7)	27.2
Others, net	3.0	0.4	1.8	0.3	1.2

	(28.6)	(4.2)	(57.0)	(9.0)	28.4

Loss before income taxes	(25.9)	(3.8)	(100.0)	(15.8)	74.1
Income tax expenses (benefits)	3.7	0.5	(15.1)	(2.4)	18.8

Net loss	$(29.6)	(4.3)	$(84.9)	(13.4)	$55.3

Results by segment

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$274.0	39.8%	$290.8	45.9%	$(16.8)
Standard Products Group
Display Solutions	282.0	41.0	207.5	32.7	74.5
Power Solutions	131.5	19.1	134.8	21.3	(3.3)

Total Standard Products Group	413.4	60.1	342.3	54.0	71.1
All other	0.6	0.1	0.6	0.1	—

Total net sales	$688.0	100.0%	$633.7	100.0%	$54.3

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$69.4	25.3%	$66.2	22.8%	$3.2
Standard Products Group	87.2	21.1	68.1	19.9	19.1
All other	(0.4)	(66.3)	0.6	92.5	(1.0)

Total gross profit	$156.2	22.7%	$134.9	21.3%	$21.4

Net Sales

Net sales were $688.0 million for the year ended December 31, 2016, a $54.3 million, or 8.6%, increase compared to $633.7 million for the year ended December 31, 2015. This increase was primarily attributable to an increase in revenue related to mobile AMOLED display products from our Standard Products Group, which was offset in part by a net decrease in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $274.0 million for the year ended December 31, 2016, a $16.8 million, or 5.8%, decrease compared to net sales of $290.8 million for the year ended December 31, 2015. The decrease was primarily attributable to a net decline in sales due to the closure of our 6-inch fab in February 2016 and a decrease caused by reduced levels of demand of our foundry services from certain customers serving the high-end and mid-range smartphone markets. These decreases were partially offset by an increase in sales of certain products from new global power management IC foundry customers and an increase in sales of certain products from fingerprint IC and micro controller unit customers.

Standard Products Group. Net sales from our Standard Products Group segment were $413.4 million for the year ended December 31, 2016, a $71.1 million, or 20.8%, increase compared to $342.3 million for the year ended December 31, 2015. This substantial increase was primarily due to a significant increase in revenue related to our Display Solutions business line, partially offset by decrease in revenue related to our Power Solutions business line as described below.

Net sales from our Display Solutions business line were $282.0 million for the year ended December 31, 2016, a $74.5 million, or 35.9%, increase from $207.5 million for the year ended December 31, 2015. The increase in sales was primarily attributable to higher sales of mobile AMOLED display driver IC; partially offset by revenue decrease in large display products mainly due to reduced demand for source drivers. Net sales from our Power Solutions business line were $131.5 million for the year ended December 31, 2016, a $3.3 million, or 2.5%, decrease from $134.8 million for the year ended December 31, 2015. The decrease in sales was primarily due to the reduction of low contribution margin MOSFET products as part of our product portfolio optimization process.

All Other. All other net sales were $0.6 million for the year ended December 31, 2016 and December 31, 2015, respectively.

Gross Profit

Total gross profit was $156.2 million for the year ended December 31, 2016 compared to $134.9 million for the year ended December 31, 2015, a $21.4 million, or 15.8%, increase. Gross profit as a percentage of net sales for the year ended December 31, 2016 increased to 22.7% compared to 21.3% for the year ended December 31, 2015. The increase in gross profit as a percentage of net sales was due to both our Foundry Services Group and Standard Products Group segments as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $69.4 million for the year ended December 31, 2016, a $3.2 million, or 4.9%, increase compared to $66.2 million for the year ended December 31, 2015. Gross profit as a percentage of net sales for the year ended December 31, 2016 increased to 25.3% compared to 22.8% for the year ended December 31, 2015. The increase in gross profit as a percentage of net sales was mainly attributable to a better product mix as we ended the production and sale of legacy low margin products that were manufactured in our 6-inch fab, which was closed during the first quarter of 2016. The increase in 8-inch utilization rate throughout 2016 had a positive impact to gross profit as a percentage of net sales; offset by absorbed labor costs from the remaining headcount from our legacy 6-inch fab.

Standard Products Group. Gross profit from our Standard Products Group segment was $87.2 million for the year ended December 31, 2016, a $19.1 million, or 28.0%, increase from $68.1 million for the year ended

December 31, 2015. Gross profit as a percentage of net sales for the year ended December 31, 2016 increased to 21.1% compared to 19.9% for the year ended December 31, 2015. Gross profit as a percentage of net sales slightly increased due to the increase in our 8-inch utilization rate throughout 2016, offset by absorbed labor costs from the remaining employees from our legacy 6-inch fab closure in February 2016. In addition, we strategically increased the volume of certain lower margin products during 2016 to increase our utilization rate and maximize cash flows.

All Other. All other gross profit for the year ended December 31, 2016 was negative $0.4 million mainly attributable to the $0.9 million training and transition costs recorded in the first quarter of 2016 related to our remaining 6-inch fab employees, which was partially offset by revenue from the disposal of waste materials. All other gross profit for the year ended December 31, 2015 was $0.6 million related to the disposal of waste materials.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$219.6	31.9%	$241.7	38.1%	$(22.1)
Asia Pacific (other than Korea)	391.9	57.0	316.6	50.0	75.3
U.S.A.	33.2	4.8	51.2	8.1	(18.0)
Europe	42.3	6.1	23.5	3.7	18.8
Others	1.0	0.1	0.8	0.1	0.2

	$688.0	100.0%	$633.7	100.0%	$54.3

Net sales in Korea for the year ended December 31, 2016 decreased from $241.7 million to $219.6 million compared to the year ended December 31, 2015, or by $22.1 million, or 9.1%, primarily due to reduced demand of large display applications and a decrease in sales in connection with the closure of our 6-inch fab in the first quarter of 2016, which was partially offset by increased sales of certain MOSFET products mainly for battery protection.

Net sales in Asia Pacific for the year ended December 31, 2016 increased from $316.6 million to $391.9 million compared to the year ended December 31, 2015, or by $75.3 million, or 23.8%, primarily due to higher sales of mobile AMOLED display products, which was partially offset by reduced sales of MOSFET products and our foundry services due to the closure of our 6-inch fab in the first quarter of 2016.

Net sales in the United States for the year ended December 31, 2016 decreased from $51.2 million to $33.2 million compared to the year ended December 31, 2015, or by $18.0 million, or 35.1%, primarily due to the change in billing location from the United States to Europe by a foundry customer serving the high-end smartphone market, which was partially offset by an increase in sales of certain products from a new global power management IC foundry customer.

Net sales in Europe for the year ended December 31, 2016 increased from $23.5 million to $42.3 million compared to the year ended December 31, 2015, or by $18.8 million, or 80.2%, primarily due to the change in billing location from the United States to Europe by a foundry customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $89.1 million, or 13.0% of net sales for the year ended December 31, 2016, compared to $94.4 million, or 14.9% of net sales for the year ended December 31, 2015. The decrease of $5.3 million, or 5.6%, was attributable to an $8.8 million decrease in professional fees mainly comprised of legal and consulting fees and a $2.5 million decrease related to a reversal of a non-income-based tax accrual. These decreases were partially offset by a $4.2 million increase in other termination benefit expenses under our voluntary resignation program and a $2.4 million increase due to proceeds from an insurance claim for certain restatement related legal costs received in 2015. The remaining decrease in various general and administrative expenses was primarily a result of our cost reduction efforts.

Research and Development Expenses. Research and development expenses were $72.2 million, or 10.5% of net sales for the year ended December 31, 2016, compared to $83.4 million, or 13.2% of net sales for the year ended December 31, 2015. The decrease of $11.2 million, or 13.5%, was comprised of an $8.8 million decrease in R&D related material and processing costs, a $1.2 million decrease in personnel costs, and a $1.2 million reduction in outside service fees and various overhead expenses.

Restructuring Gain. Restructuring gain of $7.8 million recorded for the year ended December 31, 2016 resulted from the sale of machinery related to the closure of our 6-inch fab.

Operating Income (Loss)

As a result of the foregoing, operating income increased by $45.7 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. As discussed above, the increase in operating income resulted from a $21.4 million increase in gross profit, a $5.3 million decrease in selling, general and administrative expenses, an $11.2 million decrease in research and development expenses and a $7.8 million increase in restructuring gain.

Other Income (Expense)

Interest Expense. Interest expense was $16.2 million for the year ended December 31, 2016 and $16.3 million for the year ended December 31, 2015, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the year ended December 31, 2016 was $15.4 million compared to net foreign currency loss of $42.5 million for the year ended December 31, 2015. The net foreign currency loss for the years ended December 31, 2016 and 2015 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2016, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $598,212 thousand. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the year ended December 31, 2016 and December 31, 2015 were $3.0 million and $1.8 million, respectively.

Income Tax Expenses (Benefits)

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Korea where the statutory tax rate applicable to us was approximately 24.2% in 2016 and 2015. Statutory tax rates for all foreign subsidiaries were less than the U.S. federal statutory rate of 35.0%.

We recorded income tax expenses of $3.7 million for the year ended December 31, 2016 and income tax benefits of $15.1 million for the year ended December 31, 2015. The effective tax rate was negative for the year ended December 31, 2016, as compared to 15.1% for the year ended December 31, 2015.

The significant increase in income tax expenses in 2016 is related to the reversal of withholding tax payable with respect to the waiver of the accrued interest on the loans granted to our Korean subsidiary by our Dutch subsidiary in 2015. Korean and Dutch subsidiaries agreed that our Dutch subsidiary waives and releases a partial amount of unpaid interest of $174 million on its intercompany loans granted to our Korean subsidiary in order to decrease the cumulative losses of our Korean subsidiary to enhance the subsidiary’s credit standing under the local banking rules. This transaction created a taxable income for our Korean subsidiary but did not result in a liability because of the utilization of expired loss carryforwards, which is deductible only against gains from cancellation of debt. The loss was not tax deductible for our Dutch subsidiary. This transaction also resulted in taxable loss for our Luxemburg subsidiary and this tax benefit was offset by an increase in the change in valuation allowance. In connection with the waiver of unpaid interest, the related withholding tax was reversed, resulting in the recognition of income tax benefit of $17.8 million as of December 31, 2015.

We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. The valuation allowances at December 31, 2016 and 2015 are primarily attributable to deferred tax assets for the uncertainty in taxable income at our Korean subsidiary for which we have recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain of our foreign subsidiaries’ deferred tax assets pertaining to their related tax loss carry-forwards and tax credits that are not anticipated to generate a tax benefit.

Net Loss

As a result of the foregoing, net loss decreased by $55.3 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. As discussed above, the decrease primarily resulted from a $45.7 million decrease in operating loss and a $27.2 million decrease in foreign currency loss, partially offset by an $18.8 million increase in income tax expenses.

Results of Operations—Comparison of Years Ended December 31, 2015 and 2014

The following table sets forth consolidated results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$633.7	100.0%	$698.2	100.0%	$(64.5)
Cost of sales	498.8	78.7	545.4	78.1	(46.5)

Gross profit	134.9	21.3	152.9	21.9	(18.0)

Selling, general and administrative expenses	94.4	14.9	127.0	18.2	(32.6)
Research and development expenses	83.4	13.2	92.8	13.3	(9.3)
Restructuring and impairment charges	—	—	10.3	1.5	(10.3)

Operating loss	(42.9)	(6.8)	(77.1)	(11.0)	34.2

Interest expense	(16.3)	(2.6)	(16.8)	(2.4)	0.6
Foreign currency loss, net	(42.5)	(6.7)	(24.7)	(3.5)	(17.9)
Others, net	1.8	0.3	2.9	0.4	(1.1)

	(57.0)	(9.0)	(38.6)	(5.5)	(18.4)

Loss before income taxes	(100.0)	(15.8)	(115.7)	(16.6)	15.7
Income tax expenses (benefits)	(15.1)	(2.4)	1.5	0.2	(16.6)

Net loss	$(84.9)	(13.4)	$(117.2)	(16.8)	$32.3

Results by segment

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$290.8	45.9%	$360.5	51.6%	$(69.8)
Standard Products Group
Display Solutions	207.5	32.7	199.9	28.6	7.6
Power Solutions	134.8	21.3	137.2	19.7	(2.4)

Total Standard Products Group	342.3	54.0	337.1	48.3	5.2
All other	0.6	0.1	0.6	0.1	0.1

Total net sales	$633.7	100.0%	$698.2	100.0%	$(64.5)

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$66.2	22.8%	$75.7	21.0%	$(9.5)
Standard Products Group	68.1	19.9	76.6	22.7	(8.5)
All other	0.6	91.7	0.6	96.1	—

Total gross profit	$134.9	21.3%	$152.9	21.9%	$(18.0)

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

Gross Profit

Total gross profit was $134.9 million for the year ended December 31, 2015 compared to $152.9 million for the year ended December 31, 2014, an $18.0 million, or 11.8%, decrease. Gross profit as a percentage of net sales for the year ended December 31, 2015 decreased slightly to 21.3% compared to 21.9% for the year ended December 31, 2014. The decrease in gross profit as a percentage of net sales was primarily attributable to the negative impact of unfavorable product mix and a lower utilization rate, partially offset by the positive impact of lower unit costs due to our cost reduction efforts from our Standard Products Group segment as further described below.

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

Other Income (Expense)

Interest Expense. Interest expense was $16.3 million for the year ended December 31, 2015 and $16.8 million for the year ended December 31, 2014, respectively.

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

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2016, we do not have any accounts payable on extended terms or payment deferment with our vendors.

On January 17, 2017, MagnaChip Semiconductor S.A., our Luxembourg subsidiary, closed an offering (the “Notes Offering”) of 5.00% Exchangeable Senior Notes due 2021 (the “Exchangeable Notes”) with $86.25 million aggregate principal amount, reflecting the full exercise of the initial purchasers’ option to purchase additional Exchangeable Notes. We used the net proceeds from the Notes Offering to repurchase approximately $11.4 million of our common stock as part of our stock repurchase program and plan to use the remaining net proceeds from the Notes Offering (i) for our anticipated cost reduction program to be implemented during 2017 (approximately $30-40 million), (ii) for capital expenditures (approximately $15-20 million), (iii) to repurchase additional common stock as part of our stock repurchase program (up to $15 million in the aggregate) and (iv) for general corporate purposes.

We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations and planned cost reduction program as well as capital expenditures for the next twelve months and the foreseeable future.

Many of the aspects of management’s plan, growth strategies and cost reduction programs involve management’s judgments and estimates that include factors that may be beyond our control, and actual results could differ materially from our current expectations. As a result, these and other factors could cause our business plans, strategies and cost reduction program to be unsuccessful, which could have a material adverse effect on our operating results, financial condition and liquidity.

As of December 31, 2016, cash and cash equivalents held by our Korean subsidiary were $74.3 million, which represents 89% of our total cash and cash equivalents of $83.4 million on a consolidated basis. We, as a holding company resident in the United States, issued our 2021 Notes. Payments under our outstanding 2021 Notes are currently funded in part by our Korean subsidiary’s repayment of its existing loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay the loans owed to our Luxembourg subsidiary, which repays loans owed to us. Repatriation of funds could have potentially adverse tax consequences. Our Exchangeable Notes were issued by our Luxembourg subsidiary and the proceeds from the Notes Offering, currently held by our Luxembourg subsidiary, are expected to be transferred to our Dutch and Korean subsidiaries through new intercompany loans. Therefore, we expect payments under the Exchangeable Notes to be funded in part by our Korean subsidiary’s repayment of its existing or new loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay loans owed to our Luxembourg subsidiary.

Year ended December 31, 2016 compared to year ended December 31, 2015

As of December 31, 2016, our cash and cash equivalents balance was $83.4 million, a $7.5 million decrease, compared to $90.9 million as of December 31, 2015. The decrease resulted from $15.9 million of cash outflow used in investing activities, which was partially offset by $7.6 million of cash inflow provided by operating activities and $1.7 million of cash inflow provided by financing activities.

Cash inflow provided by operating activities totaled $7.6 million for the year ended December 31, 2016, compared to $10.0 million of cash outflow used in operating activities for the year ended December 31, 2015. The net operating cash inflow for the year ended December 31, 2016 reflects our net loss of $29.6 million and non-cash adjustments of $55.6 million, which mainly consisted of depreciation and amortization, provision for severance benefits and foreign currency loss, and a net decrease in operating assets and liabilities of $18.4 million.

Our working capital balance as of December 31, 2016 was $89.3 million compared to $93.7 million as of December 31, 2015. The $4.4 million decrease was primarily attributable to a $7.5 million decrease in cash and cash equivalents, a $26.1 million decrease in other receivables and an $8.4 million increase in deposits received, which were partially offset by an $18.3 million increase in restricted cash, a $16.4 million decrease in accrued expenses and a $4.0 million decrease in account payables.

Cash flow used in investing activities totaled $15.9 million for the year ended December 31, 2016, compared to $3.4 million for the year ended December 31, 2015. The increase was primarily attributable to a $12.7 million increase in capital expenditures (including payments for intellectual property registration.

Cash inflow generated by financing activities totaled $1.7 million for the year ended December 31, 2016, compared to $3.4 million for the year ended December 31, 2015. The decrease was primarily attributable to a $1.7 million decrease in proceeds received from the issuance of common stock in connection with exercised options.

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the year ended December 31, 2016, capital expenditures (including payments for intellectual property registration) were $19.8 million, a $12.7 million, or 178.8%, increase from $7.1 million for the year ended December 31, 2015. The increase was mainly due to supporting technology improvements at our fabrication facilities in anticipation of attaining manufacturing efficiency.

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

Cash flow used in investing activities totaled $3.4 million in the year ended December 31, 2015, compared to $16.7 million of cash used in investing activities in the year ended December 31, 2014. The decrease was primarily due to a decrease in capital expenditures (including payments for intellectual property registration) of $11.3 million, partially offset by a $6.3 million net increase in hedge collateral.

Cash inflows generated by financing activities totaled $3.4 million for the year ended December 31, 2015, compared to $0.1 million of cash outflow used in financing activities for the year ended December 31, 2014. The financing cash inflow for the year ended December 31, 2015 consisted of proceeds received from the issuance of common stock in connection with exercised options.

For the year ended December 31, 2015, capital expenditures (including payments for intellectual property registration) were $7.1 million, an $11.3 million, or 61.4%, decrease from $18.4 million for the year ended December 31, 2014, due to acquisition of a specialized Epi tool and maintenance of our fab that occurred for the year ended December 31, 2014.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
	(In millions)
Senior notes(1)	$299.5	$14.9	$14.9	$14.9	$14.9	$239.9	$—
Operating leases(2)	37.4	4.8	2.8	2.3	2.2	1.8	23.5
Others(3)	10.3	6.5	3.0	0.5	0.4	—	—

(1)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of December 31, 2016, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021.
(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,208.5:1, the exchange rate as of December 31, 2016
(3)	Includes license agreements and other contractual obligations.

The table above does not include interest payments on the $86.25 million aggregate principal amount of our Exchangeable Notes issued on January 17, 2017, which are expected to be approximately $4.3 million per year.

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

We follow US GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $2.5 million as of December 31, 2016. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $129.2 million as of December 31, 2016. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future periods.

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

We believe that the accounting policies discussed below are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

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

Product Warranties

We record, in other current liabilities, warranty liabilities for the estimated costs that may be incurred under our basic limited warranty. The standard limited warranty period is one to two years for the majority of products. This warranty covers defective products, and related liabilities are accrued when product revenues are recognized. Factors that affect our warranty liability include historical and anticipated rates of warranty claims and repair or replacement costs per claim to satisfy our warranty obligation. As these factors are impacted by actual experience and future expectations, we periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts when necessary.

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

Vendor Rebates

We, from time to time, entered into arrangements whereby rebates are obtained from vendors when we achieve certain levels of purchases. The vendor rebates are computed at an agreed upon amount or percentage of purchase levels. As these vendor rebates are impacted by actual and estimated purchases for the applicable agreed upon period, we periodically assess the progress of our purchase levels and revise the estimates when necessary. We account for such rebates as a reduction of inventory until we sell the product, at which time such rebates are reflected as a reduction of cost of sales in our consolidated statements of operations. Vendor rebates recorded as a reduction of inventory were $0.4 million as of December 31, 2016 and as a reduction of cost of sales were $4.0 million for the year ended December 31, 2016.

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

Recent Accounting Pronouncement

See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption, which is incorporated herein by reference.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2016 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.2 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of December 31, 2016, $225.0 million aggregate principal amount of our 2021 Notes were outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rate is fixed, we have no market risk related to the 2021 Notes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MagnaChip Semiconductor Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of MagnaChip Semiconductor Corporation and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 21, 2017

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$83,355	$90,882
Restricted cash (Note 5)	18,251	—
Accounts receivable, net	61,775	63,498
Inventories, net	57,048	57,619
Other receivables (Note 18)	5,864	31,932
Prepaid expenses	8,137	7,075
Current deferred income tax assets	37	34
Hedge collateral (Note 8)	3,150	6,000
Other current assets	5,076	3,194

Total current assets	242,693	260,234

Property, plant and equipment, net	179,793	191,985
Intangible assets, net	3,085	2,629
Long-term prepaid expenses	9,556	12,117
Deferred income tax assets	193	238
Other non-current assets	6,632	6,897

Total assets	$441,952	$474,100

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$51,509	$55,476
Other accounts payable	12,272	10,961
Accrued expenses	60,365	76,721
Deferred revenue	11,092	10,060
Deposits received (Note 5)	16,549	8,165
Other current liabilities	1,654	5,128

Total current liabilities	153,441	166,511

Long-term borrowings, net	221,082	220,375
Accrued severance benefits, net	129,225	134,148
Other non-current liabilities	10,318	15,396

Total liabilities	514,066	536,430

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,627,103 shares issued and 35,048,338 outstanding at December 31, 2016 and 41,147,707 shares issued and 34,568,942 outstanding at December 31, 2015	416	411
Additional paid-in capital	130,189	124,618
Accumulated deficit	(125,825)	(96,210)
Treasury stock, 6,578,765 shares at December 31, 2016 and 2015, respectively	(90,918)	(90,918)
Accumulated other comprehensive income (loss)	14,024	(231)

Total stockholders’ deficit	(72,114)	(62,330)

Total liabilities and stockholders’ equity	$441,952	$474,100

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands of US dollars, except share data)
Net sales	$687,969	$633,712	$698,218
Cost of sales	531,743	498,848	545,356

Gross profit	156,226	134,864	152,862

Operating expenses
Selling, general and administrative expenses	89,094	94,378	126,954
Research and development expenses	72,180	83,420	92,765
Restructuring and impairment charges (gain)	(7,785)	—	10,269

Total operating expenses	153,489	177,798	229,988

Operating income (loss)	2,737	(42,934)	(77,126)
Interest expense	(16,238)	(16,268)	(16,833)
Foreign currency loss, net	(15,360)	(42,531)	(24,650)
Other income, net	2,990	1,779	2,900

Loss before income tax expenses	(25,871)	(99,954)	(115,709)
Income tax expenses (benefits)	3,744	(15,087)	1,523

Net loss	$(29,615)	$(84,867)	$(117,232)

Loss per common share—
Basic/ Diluted	$(0.85)	$(2.47)	$(3.44)

Weighted average number of shares—
Basic/ Diluted	34,833,967	34,380,517	34,055,513

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(In thousands of US dollars)
Net loss	$(29,615)	$(84,867)	$(117,232)

Other comprehensive income
Foreign currency translation adjustments	14,650	35,361	21,775
Derivative adjustments
Fair valuation of derivatives	(1,032)	(3,748)	(69)
Reclassification adjustment for loss (gain) on derivatives included in net loss	637	3,222	(6,033)
Investment adjustments
Unrealized gain on investments	—	—	1,201
Reclassification adjustment for gain on investments included in net loss	—	—	(1,882)

Total other comprehensive income	14,255	34,835	14,992

Total comprehensive loss	$(15,360)	$(50,032)	$(102,240)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of US dollars, except share data)	Shares	Amount
Balance at January 1, 2014	34,048,366	$406	$116,222	$105,889	$(90,918)	$(50,058)	$81,541

Stock-based compensation	—	—	2,072	—	—	—	2,072
Exercise of stock options	6,795	—	106	—	—	—	106
Exercise of warrants	1,307	—	19	—	—	—	19
Other comprehensive income, net	—	—	—	—	—	14,992	14,992
Net loss	—	—	—	(117,232)	—	—	(117,232)

Balance at December 31, 2014	34,056,468	$406	$118,419	$(11,343)	$(90,918)	$(35,066)	$(18,502)

Stock-based compensation	—	—	2,768	—	—	—	2,768
Exercise of stock options	512,474	5	3,431	—	—	—	3,436
Other comprehensive income, net	—	—	—	—	—	34,835	34,835
Net loss	—	—	—	(84,867)	—	—	(84,867)

Balance at December 31, 2015	34,568,942	$411	$124,618	$(96,210)	$(90,918)	$(231)	$(62,330)

Stock-based compensation	—	—	3,843	—	—	—	3,843
Exercise of stock options	296,103	3	1,730	—	—	—	1,733
Settlement of restricted stock units	183,293	2	(2)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	14,255	14,255
Net loss	—	—	—	(29,615)	—	—	(29,615)

Balance at December 31, 2016	35,048,338	$416	$130,189	$(125,825)	$(90,918)	$14,024	$(72,114)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands of US dollars)
Cash flows from operating activities
Net loss	$(29,615)	$(84,867)	$(117,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	25,416	26,490	29,989
Provision for severance benefits	14,432	15,289	17,703
Bad debt expenses (reversal of allowance)	(148)	(3)	3,718
Amortization of debt issuance costs and original issue discount	707	660	614
Loss on foreign currency, net	18,884	46,984	32,760
Gain on disposal of investments	—	—	(1,524)
Impairment charges	—	—	10,269
Stock-based compensation	3,843	2,768	2,072
Restructuring gain	(7,785)	—	—
Other	251	2,437	1,375
Changes in operating assets and liabilities
Accounts receivable, net	285	3,299	(1,668)
Inventories, net	(557)	12,929	(3,380)
Other receivables	19,125	(21,463)	(5,052)
Other current assets	5,000	11,339	9,308
Deferred tax assets	65	372	1,458
Accounts payable	(4,163)	(12,605)	(1,526)
Other accounts payable	(6,603)	(10,892)	(13,046)
Accrued expenses	(16,305)	(1,679)	208
Deferred revenue	1,674	8,136	(825)
Other current liabilities	(5,331)	(1,210)	2,004
Other non-current liabilities	(1,574)	3,105	1,963
Payment of severance benefits	(15,352)	(11,394)	(6,650)
Other (Note 18)	5,382	328	(7)

Net cash provided by (used in) operating activities	7,631	(9,977)	(37,469)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	6,317	10,841	—
Payment of hedge collateral	(3,552)	(17,182)	—
Proceeds from disposal of plant, property and equipment	688	9,886	20
Proceeds from disposal of investments	—	—	2,003
Purchase of property, plant and equipment	(18,727)	(6,350)	(17,419)
Payment for intellectual property registration	(1,049)	(742)	(958)
Collection of guarantee deposits	619	636	—
Payment of guarantee deposits	(193)	(675)	(323)
Other	23	195	(21)

Net cash used in investing activities	(15,874)	(3,391)	(16,698)

Cash flows from financing activities
Proceeds from issuance of common stock	1,732	3,436	68

Net cash provided by financing activities	1,732	3,436	68
Effect of exchange rates on cash and cash equivalents	(1,016)	(1,620)	2,927

Net decrease in cash and cash equivalents	(7,527)	(11,552)	(51,172)

Cash and cash equivalents
Beginning of the period	90,882	102,434	153,606

End of the period	$83,355	$90,882	$102,434

Supplemental cash flow information
Cash paid for interest	$14,906	$15,181	$14,817

Cash paid (refunded) for income taxes	$693	$(5,276)	$875

Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$3,091	$3,348	$688

Restricted cash received from sale of property, plant and equipment	$(16,917)	$—	$—

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

Foreign Currency Translation

The Company has assessed in accordance with Accounting Standards Codification (ASC) 830, “Foreign Currency Matters” (“ASC 830”), the functional currency of each of its subsidiaries in Luxembourg and the Netherlands and has designated the U.S. dollar to be their respective functional currencies. The Korean Won is

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

the functional currency for the Company’s Korean subsidiary, which is the primary operating subsidiary of the Company. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the U.S. dollar are translated into the U.S. dollar in accordance with ASC 830. All the assets and liabilities are translated to the U.S. dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates for the respective periods. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income (loss) of stockholders’ equity. Gains and losses due to transactions in currencies other than the functional currency are included as a component of other income, net in the statement of operations.

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

Vendor Rebates

The Company, from time to time, entered into arrangements whereby rebates are obtained from vendors when the Company achieves certain levels of purchases. The vendor rebates are computed at an agreed upon amount or percentage of purchase levels. As these vendor rebates are impacted by actual and estimated purchases for the applicable agreed upon period, the Company periodically assess the progress of its purchase levels and revise the estimates when necessary. The Company accounts for such rebates as a reduction of inventory until the Company sells the product, at which time such rebates are reflected as a reduction of cost of sales in its consolidated statements of operations. Vendor rebates recorded as a reduction of inventory were $359 thousand as of December 31, 2016 and as a reduction of cost of sales were $4,044 thousand for the year ended December 31, 2016.

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

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2016, 98% of all employees of the Company were eligible for severance benefits.

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

The Company recorded deferred revenue in the amount of $11,092 thousand as of December 31, 2016 and $10,060 thousand as of December 31, 2015 as the Company received cash from certain customers and distributors for the sale of products prior to risk of loss being transferred based on the terms of the arrangement.

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

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $1,631 thousand, $2,394 thousand, and $3,386 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $149 thousand, $144 thousand and $155 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Product Warranties

The Company records, in other current liabilities, warranty liabilities for the estimated costs that may be incurred under its basic limited warranty. The standard limited warranty period is one to two years for the majority of products. This warranty covers defective products, and related liabilities are accrued when product revenues are recognized. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and repair or replacement costs per claim to satisfy the Company’s warranty obligation. As these factors are impacted by actual experience and future expectations, the Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts when necessary.

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

The Company uses the Black-Scholes option-pricing model to measure the grant-date-fair-value of options. The Black-Scholes model requires certain assumptions to determine an option’s fair value, including expected term, risk free interest rate, expected volatility and fair value of underlying common share. The expected term of each option grant was based on employees’ expected exercises and post-vesting employment termination behavior and the risk free interest rate was based on the U.S. Treasury yield curve for the period corresponding with the expected term at the time of grant. The expected volatility was estimated using historical volatility of share prices of similar public entities. No dividends were assumed for this calculation of option value.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, (“ASC 230”) including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material effect on the Company’s consolidated financial statements. The adoption of ASU 2016-18 will modify the Company’s current disclosures by reclassifying certain balances within the consolidated statement of cash flows, but this is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 can be applied either on a retrospective or prospective basis and is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company will adopt ASU 2016-09 in the first quarter of 2017. The primary impact of adoption will be the recognition of excess tax benefits within income tax provision rather than within shareholders’ equity, which the Company will adopt on a prospective basis. As the Company does not have a significant amount of excess tax benefits from share-based payment transactions, it does not expect the adoption of ASU 2016-09 to have a material effect on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under US GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those reporting periods using a modified retrospective approach and early adoption is permitted. The Company is performing a preliminary review of its contracts that are expected to be applied under the new guidance.

In November 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

17”). The amendments in ASU 2015-17 require an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company will adopt ASU 2015-17 in the first quarter of 2017. As the Company does not have a significant balance of current deferred tax assets and liabilities, it believes that the implementation of this guidance will have no material impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under this ASU, inventory will be measured at the lower of cost and net realizable value, and options that currently exist for market value will be eliminated. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company will adopt ASU 2015-11 in the first quarter of 2017 and believes that the implementation of this guidance will have no material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (the “Original Effective Date”), including interim periods within that reporting period, and can be adopted either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the Original Effective Date. In August 2015, the FASB issued ASU 2015-14 “Deferral of the Effective Date,” which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) clarifying how to assess collectibility, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for ASU 2016-12, ASU 2016-08 and ASU 2014-09 are the same. Finally, ASU 2016-20 makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company started analyzing the potential impact of applying the new guidance by reviewing its current accounting policies, customer arrangements and practices. The Company has not selected a transition method nor have we determined the effect of the standard to the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted ASU 2015-03 in the first quarter of fiscal 2016 and recorded $3,203 thousand of debt issuance costs as a reduction of long-term borrowings as of December 31, 2016. Pursuant to ASU 2015-03, the Company reclassified all prior periods presented in its consolidated balance sheets to conform to the current period presentation, resulting in the reclassification of debt issuance costs of $3,781 thousand from other non-current assets to a reduction of long-term borrowings as of December 31, 2015. The adoption of ASU 2015-03 did not impact the Company’s consolidated statements of operations and cash flows.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern” (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 was effective for the Company in the fourth quarter of 2016. The adoption of ASU 2014-15 did not impact the Company’s consolidated financial statements.

2. Fair Value Measurements

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value of Financial Instruments

As of December 31, 2016, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2016	Fair Value Measurement December 31, 2016	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$453	$453	—	$453	—

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

As of December 31, 2015, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

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

Fair Value of Long-term Borrowings

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
6.625% senior notes due July 2021 (Level 2)	$221,082	$193,500	$220,375	$157,500

On July 18, 2013, the Company issued 6.625% senior notes due July 15, 2021 (the “2021 Notes”) of $225.0 million, which represents the principal amount, excluding $1.1 million of original issue discount and $5.1 million of debt issuance costs. The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the 2021 Notes, see Note 10, “Long-term Borrowings”.

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of December 31, 2016 and 2015, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

3. Accounts Receivable

Accounts receivable as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Accounts receivable	$63,116	$60,892
Notes receivable	281	4,803
Less:
Allowances for doubtful accounts	(83)	(236)
Sales return reserves	(1,107)	(1,481)
Low yield compensation reserve	(432)	(480)

Accounts receivable, net	$61,775	$63,498

Changes in allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$(236)	$(263)	$(268)
Reversal (Provision)	148	3	(3,718)
Write off	—	—	3,508
Translation adjustments	5	24	215

Ending balance	$(83)	$(236)	$(263)

Changes in sales return reserves for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$(1,481)	$(787)	$(1,205)
Provision	(26)	(1,586)	(3,224)
Usage	361	851	3,598
Translation adjustments	39	41	44

Ending balance	$(1,107)	$(1,481)	$(787)

Changes in low yield compensation reserve for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$(480)	$(1,100)	$(1,951)
Reversal (Provision)	(29)	69	(766)
Usage	63	512	1,563
Translation adjustments	14	39	54

Ending balance	$(432)	$(480)	$(1,100)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $25,146 thousand, $57,185 thousand and $22,256 for the years ended December 31, 2016, 2015 and 2014, respectively, and these sales resulted in pre-tax losses of $78 thousand, $114 thousand and $64 thousand for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of the accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

4. Inventories

Inventories as of December 31, 2016 and 2015 consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Finished goods	7,867	18,427
Semi-finished goods and work-in-process	46,653	47,131
Raw materials	7,846	5,987
Materials in-transit	1,859	2,107
Less: inventory reserve	(7,177)	(16,033)

Inventories, net	$57,048	$57,619

Changes in inventory reserve for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$(16,033)	$(47,488)	$(72,400)
Change in reserve	(2,661)	297	(883)
Write off	11,384	29,146	23,765
Translation adjustments	133	2,012	2,030

Ending balance	$(7,177)	$(16,033)	$(47,488)

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2016 and 2015 are comprised of the following (in thousands):

	December 31,
	2016	2015
Buildings and related structures	$64,939	$66,487
Machinery and equipment	255,618	256,259
Others	29,492	27,075

	350,049	349,821
Less: accumulated depreciation	(184,521)	(172,546)
Land	14,265	14,710

Property, plant and equipment, net	$179,793	$191,985

Aggregate depreciation expenses totaled $24,941 thousand and $26,130 thousand for the years ended December 31, 2016 and 2015, respectively.

As of December 21, 2016, The Company entered into a purchase and sale agreement to sell a building located in Cheongju, South Korea. The building has historically been used to house the 6-inch fab and became vacant upon the closure of the fabrication facility. As of December 31, 2015, the building was fully impaired. The Company received proceeds of $18,204 thousand, including a $1,655 thousand value-added tax, for the sale of the building on December 26, 2016. The Company is obligated to perform certain removal construction work that is expected to be completed by the end of March 2017. Accordingly, the Company recorded the $18,204 thousand proceeds as restricted cash and $16,549 thousand as deposits received in its consolidated balance sheets as of December 31, 2016.

6. Intangible Assets

Intangible assets as of December 31, 2016 and 2015 are comprised of the following (in thousands):

	December 31, 2016
	Gross amount	Accumulated amortization	Net amount
Technology	$17,903	$(17,903)	$—
Customer relationships	25,712	(25,712)	—
Intellectual property assets	9,026	(5,941)	3,085

Intangible assets, net	$52,641	$(49,556)	$3,085

	December 31, 2015
	Gross amount	Accumulated amortization	Net amount
Technology	$18,460	$(18,460)	$—
Customer relationships	26,513	(26,513)	—
Intellectual property assets	8,357	(5,728)	2,629

Intangible assets, net	$53,330	$(50,701)	$2,629

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Aggregate amortization expense for intangible assets totaled $475 thousand and $360 thousand for the years ended December 31, 2016 and 2015, respectively. The aggregate amortization expense of intangible assets for the next five years are estimated to be $525 thousand, $525 thousand, $524 thousand, $504 thousand and $470 thousand, for the years ended December 31, 2017, 2018, 2019, 2020 and 2021, respectively.

7. Accrued Expenses

Accrued expenses as of December 31, 2016 and 2015 are comprised of the following (in thousands):

	December 31,
	2016	2015
Payroll, benefits and related taxes, excluding severance benefits	$24,982	$18,831
Withholding tax attributable to intercompany interest income	15,573	13,130
Interest on senior notes	6,831	6,831
Settlement obligations	243	1,012
Accrued claim settlement	—	23,500
Outside service fees	4,423	4,327
Others	8,313	9,090

Accrued expenses	$60,365	$76,721

Accrued claim settlement included in the table above relates to the Company’s securities class action complaints. On December 10, 2015, it was determined that the Company was obligated to make an aggregate settlement payment of $23,500 thousand, which includes all attorneys’ fees, costs of administration and plaintiffs’ out-of-pocket expenses, lead plaintiff compensatory awards and disbursements. In connection with the securities class action complaints, the Company also settled with its insurers and obtained proceeds of $29,571 thousand in the first quarter of 2016, and disbursed the $23,500 thousand from the escrow account, recorded as restricted cash, in the third quarter of 2016. For more information on the accrued claim settlement, see “Note 18. Commitments and Contingencies”.

Payroll, benefits and related taxes payable as of December 31, 2016 in the table above includes unpaid other termination benefits under the voluntary resignation program of $1,392 thousand, the remaining balance of the $4,241 thousand total aggregate expense for such benefits accrued during the second quarter of 2016 and being paid out in equal monthly installments over the twelve month period which began in May 2016.

8. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of December 31, 2016 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
November 11, 2016	Zero cost collar	$18,000	March to August 2017

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

The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding zero cost collar contracts recorded as liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

Derivatives designated as hedging instruments:		December 31,
		2016	2015
Liability Derivatives:
Zero cost collars	Other current liabilities	$453	$40

Offsetting of derivative liabilities as of December 31, 2016 is as follows (in thousands):

As of December 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$453	$—	$453	$—	$(650)	$(197)

Offsetting of derivative liabilities as of December 31, 2015 is as follows (in thousands):

As of December 31, 2015	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/pledged
Liability Derivatives:
Zero cost collars	$40	$—	$40	$—	$—	$40

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the years ended December 31, 2016 and 2015 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Loss Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	2016	2015		2016	2015		2016	2015
Zero cost collars	$(1,032)	$(3,748)	Net sales	$(637)	$(3,222)	Other income, net	$(272)	$(516)

As of December 31, 2016, the amount expected to be reclassified from accumulated other comprehensive income into loss within the next twelve months is $436 thousand.

The Company set aside $2,500 thousand and $6,000 thousand of cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) as required for the zero cost collar contracts outstanding as of December 31, 2016 and 2015, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand, and $650 thousand was required as of December 31, 2016 and recorded as hedge collateral on the consolidated balance sheets. There was no such cash collateral required as of December 31, 2015. These outstanding zero cost collar contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

9. Product Warranties

Changes in accrued warranty liabilities for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$1,425	$2,973	$877
Change in provision	(426)	(648)	7,194
Usage	(527)	(758)	(4,923)
Translation adjustments	(6)	(142)	(175)

Ending balance	$466	$1,425	$2,973

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

10. Long-term Borrowings

Long-term borrowings as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
6.625% senior notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(3,918)	(4,625)

Long-term borrowings, net of unamortized discount and debt issuance costs	$221,082	$220,375

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

11. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2016, 98% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$135,160	$140,405
Provisions	14,432	15,289
Severance payments	(15,352)	(11,394)
Translation adjustments	(4,096)	(9,140)

	130,144	135,160
Less: Cumulative contributions to the National Pension Fund	(276)	(307)
Group severance insurance plan	(643)	(705)

Accrued severance benefits, net	$129,225	$134,148

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance Benefit
2017	$—
2018	—
2019	788
2020	1,495
2021	2,567
2022 – 2026	19,002

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

12. Common Stock

Common stock par value $0.01 per share, was authorized in the amount of 150,000 thousand shares, of which 41,627 thousand shares were issued and 35,048 thousand shares were outstanding as of December 31, 2016.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in common stock for each period are as follows (in thousands):

	Year Ended December 31,
	2016		2015
	Shares	Amount	Shares	Amount
Common stock at the beginning of the period	34,568,942	$411	34,056,468	$406
Exercise of stock options	296,103	3	512,474	5
Settlement of restricted stock units	183,293	2	—	—

Total common stock outstanding at the end of the period	35,048,338	$416	34,568,942	$411

13. Equity Incentive Plans

The Company adopted its 2009 Common Unit Plan, or the 2009 Plan, effective December 8, 2009, which is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The 2009 Plan terminated in connection with the Company’s initial public offering in March 2011, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire. The Company adopted its 2011 Equity Incentive Plan, or the 2011 Plan, in March 2010. The Company amended and restated the 2011 Plan in February 2011, and the Company’s stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 in connection with the Company’s initial public offering in March 2011. Awards may be granted under the 2011 Plan to the Company’s employees, officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While the Company may grant incentive stock options only to employees, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of options shall not exceed ten years from the date of grant. Restricted stock purchase rights shall be exercisable within a period established by the Compensation Committee, which shall in no event exceed thirty days from the effective date of the grant. As of December 31, 2016, an aggregate maximum of 7,274 thousand shares were authorized and 557 thousand shares were reserved for all future grants.

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

The following summarizes restricted stock unit activities for the year ended December 31, 2016 and 2015. For the year ended December 31, 2014, there were no restricted stock unit activities.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units
Outstanding at January 1, 2015	—	$—
Granted	265,332	7.68
Vested	(129,962)	7.64

Outstanding at December 31, 2015	135,370	$7.72

Granted	505,689	5.71
Vested	(101,240)	7.09
Forfeited	(21,339)	6.24

Outstanding at December 31, 2016	518,480	$5.94

Total compensation expenses recorded for the restricted stock units were $2,292 thousand and $1,400 thousand for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $1,030 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 0.6 of a year. Total fair value of restricted stock units vested were $717 thousand and $993 thousand for the years ended December 31, 2016 and 2015, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes stock option activities for the years ended December 31, 2016, 2015 and 2014. At the date of grant, all options had an exercise price not less than the fair value of common stock (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2014	2,944,645	$8.82	$31,558	7.3 years
Granted	310,000	16.75	—	—
Forfeited	(31,905)	8.34	—	—
Exercised	(6,795)	7.03	—	—

Outstanding at December 31, 2014	3,215,945	$9.60	$39,615	6.6 years

Vested and expected to vest at December 31, 2014	3,204,967	9.58	39,610	6.6 years
Exercisable at December 31, 2014	2,760,402	8.70	39,187	6.3 years

Outstanding at January 1, 2015	3,215,945	$9.60	$39,615	6.6 years
Granted	802,193	7.92	—	—
Forfeited	(325,765)	9.88	—	—
Exercised	(512,474)	6.70	—	—

Outstanding at December 31, 2015	3,179,899	$9.61	$—	6.7 years

Vested and expected to vest at December 31, 2015	3,155,828	9.62	—	6.7 years
Exercisable at December 31, 2015	2,547,902	9.63	—	6.0 years

Outstanding at January 1, 2016	3,179,899	$9.61	$—	6.7 years
Granted	827,406	6.04	—	—
Forfeited	(282,537)	7.67	—	—
Exercised	(296,103)	5.85	—	—

Outstanding at December 31, 2016	3,428,665	$9.23	$525	6.7 years

Vested and expected to vest at December 31, 2016	3,389,763	9.27	508	6.7 years
Exercisable at December 31, 2016	2,531,243	10.11	236	5.9 years

Total compensation expenses recorded for the stock options were $1,551 thousand, $1,368 thousand and $2,072 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $697 thousand of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average future period of 1.0 year. Total fair value of options vested was $1,011 thousand, $1,361 thousand and $2,957 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted for the years ended December 31, 2016, 2015 and 2014 and assumptions used in the Black-Scholes option-pricing model on a weighted average basis:

	Year Ended December 31,
	2016	2015	2014
Grant-date fair value of option	$1.54	$1.67	$4.10
Expected term	2.7 Years	2.4 Years	2.7 Years
Risk-free interest rate	1.0%	0.8%	0.7%
Expected volatility	36.8%	33.8%	36.7%
Expected dividends	—	—	—

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31,
	2016		2015		2014
	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value
Unvested options at the beginning of the period	631,997	$2.40	455,543	$4.18	998,170	$3.69
Granted options during the period	827,406	1.54	802,193	1.67	310,000	4.10
Vested options during the period	(446,570)	2.26	(532,682)	2.56	(819,818)	3.61
Forfeited options during the period	(85,934)	1.88	(92,959)	4.01	(31,905)	3.20
Exercised options during the period	(29,478)	1.24	(98)	3.08	(904)	3.16

Unvested options at the end of the period	897,421	$1.72	631,997	$2.40	455,543	$4.18

14. Restructuring and Impairment Charges

2016 Restructuring Gain

During the first quarter of 2016, the Company completed all procedures necessary to sell all machineries in its closed 6-inch fab and recognized the $7,785 thousand of restructuring gain from the related deposit of $8,165 thousand received as of December 31, 2015, net of certain direct selling costs.

2014 Impairment Charges

The Company recognized $10,269 thousand of impairment charges, which were incurred due to the planned closure of its six-inch fabrication facility. The impairment charges primarily resulted from $8,239 thousand of impairment to building, $1,763 thousand of impairment of machinery and equipment and $267 thousand of impairment of other tangible assets.

15. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2016, 2015 and 2014, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $598,212 thousand, $591,388 thousand and $765,265 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,208.5:1, 1,172.0:1 and 1,099.2:1 using the first base rate as of December 31, 2016, 2015 and 2014, respectively, as quoted by the KEB Hana Bank.

16. Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdictions. Domestic income (loss) before taxes and income tax expenses are generated or incurred in the United States, where the parent company resides.

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income (loss) before income taxes
Domestic	$(1,738)	$32,903	$(22,146)
Foreign	(24,133)	(132,857)	(93,563)

	$(25,871)	$(99,954)	$(115,709)

Current income taxes expense (benefit)
Domestic	$(6)	$25	$(3,300)
Foreign	3,386	(14,301)	3,312
Uncertain tax position liability (Domestic)	12	10	10
Uncertain tax position liability (Foreign)	339	(1,220)	(66)

	3,731	(15,486)	(44)

Deferred income taxes expense (benefit)
Foreign	13	399	1,567

Total income tax expense (benefit)	$3,744	$(15,087)	$1,523

Effective tax rate	(14.5)%	15.1%	(1.3)%

The differences between the annual effective tax rates and the U.S. federal statutory rate of 35.0% primarily result from the non-income based withholding tax attributable to intercompany interest income of the Company’s Dutch subsidiary, application of lower tax rates associated with certain earnings from the Company’s operations outside the U.S., the parent Company’s interest income, which is non-taxable for US tax purposes and the change of deferred tax assets and valuation allowance. The significant increase in income tax expense in 2016 is related to the reversal of withholding tax payable with respect to the waiver of the accrued interest on the loans granted to our Korean subsidiary by our Dutch subsidiary in 2015. Korean and Dutch subsidiaries agreed that our Dutch subsidiary waives and releases a partial amount of unpaid interest of $174 million on its intercompany loans granted to our Korean subsidiary in order to decrease the cumulative losses of our Korean subsidiary to enhance the subsidiary’s credit standing under the local banking rules. This transaction created a taxable income for our Korean subsidiary but did not result in a liability because of the utilization of expired loss carryforwards, which is deductible only against gains from cancellation of debt. The loss was not tax deductible for our Dutch

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

subsidiary. This transaction also resulted in taxable loss for our Luxemburg subsidiary and this tax benefit was offset by an increase in the change in valuation allowance. In connection with the waiver of unpaid interest, the related withholding tax was reversed, resulting in the recognition of income tax benefit of $17.8 million as of December 31, 2015.

The statutory income tax rate of the Company’s Korean subsidiary was approximately 24.2% in 2016, 2015 and 2014.

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Provision computed at statutory rate	$(9,055)	$(34,984)	$(40,498)
Difference in foreign tax rates	1,995	24,359	10,130
Permanent differences
Derivative assets adjustment	(149)	(143)	(1,526)
TPECs, hybrid and other interest	(10,353)	(27,273)	(6,813)
Permanent impairment	—	(62,334)	—
Thin capitalization	2,120	2,457	—
Permanent foreign currency gain (loss)	(54)	11,575	(901)
Penalty	689	—	—
Non-deductible settlement	—	—	6,318
Non-deductible bad debt expense	—	89	—
Other permanent differences	50	(69)	(1,097)
Withholding tax	3,092	(14,457)	3,506
Foreign exchange rate adjustment	(1,838)	(8,954)	4,687
Change in valuation allowance	10,095	95,757	29,484
Tax credits claimed	(706)	(875)	(1,811)
Tax credits expired	1,578	—	—
Uncertain tax positions liability	351	(1,211)	(56)
Others	5,929	976	100

Income tax expense (benefit)	$3,744	$(15,087)	$1,523

The permanent differences above include non-taxable TPECs and interest income from other financial instruments for US tax purposes and non-deductible interest expense according to the thin capitalization rule for Korean tax purposes. The permanent impairment of $62,334 thousand in 2015 was related to the loss recognized by the Company’s Luxemburg subsidiary in connection with the cancellation of debt as described above, which was not recognized for US tax purposes.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year-Ended December 31,
	2016	2015	2014
Deferred tax assets
Accounts receivables	$—	$—	$1,076
Inventories	1,822	4,063	11,015
Derivative assets	110	10	—
Accrued expenses	2,803	12,939	9,030
Product warranties	113	345	719
Other reserves	372	474	457
Royalty income	—	—	147
Property, plant and equipment	13,314	13,986	15,914
Intangible assets	103	407	780
Accumulated severance benefits	31,478	31,038	30,413
Foreign currency translation losses	53,130	52,294	17,496
NOL carry-forwards	167,590	155,545	80,979
Tax credit	20,249	21,868	25,161
Other long-term payable	2,079	2,385	1,034
Others	4,885	1,974	1,990

Total deferred tax assets	298,048	297,328	196,211
Less: Valuation allowance	(281,473)	(279,867)	(194,739)

	16,575	17,461	1,472

Deferred tax liabilities
Foreign currency translation gains	14,338	14,859	748
Prepaid expense	1,644	1,953	—
Others	410	478	147

Total deferred tax liabilities	16,392	17,290	895

Net deferred tax assets	$183	$171	$577

Reported as
Current deferred income tax assets	$37	$34	$237
Non-current deferred income tax assets	$193	$238	$415
Current deferred income tax liabilities	$(46)	$(98)	$(72)
Non-current deferred income tax liabilities	$(1)	$(3)	$(3)

The valuation allowances at December 31, 2016, 2015 and 2014 are primarily attributable to deferred tax assets for the uncertainty in taxable income at the Company’s Korean subsidiary. The Company has recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain foreign subsidiary’s deferred tax assets pertaining to its related tax loss carry-forwards that are not anticipated to generate a tax benefit.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in valuation allowance for deferred tax assets for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$279,867	$194,739	$178,729
Charged to expense	10,095	95,757	29,484
NOL/tax credit claimed/expired	(872)	(1,197)	(7,605)
Translation adjustments	(7,617)	(9,432)	(5,869)

Ending balance	$281,473	$279,867	$194,739

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

As of December 31, 2016, 2015 and 2014, the Company had net deferred tax assets of $183 thousand, $171 thousand and $577 thousand, respectively, related to the Company’s Japanese subsidiary. As of December 31, 2016, 2015 and 2014, the Company recorded a valuation allowance of $281,473 thousand, $279,867 thousand and $194,739 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credits of domestic and foreign subsidiaries. The Company recorded these valuation allowances on deferred tax assets based on its assessment that the negative evidence of expected losses in early future years outweighs the positive evidence of historical income.

As of December 31, 2016, the Company had approximately $684,851 thousand of net operating loss carry-forwards available to offset future taxable income, of which $280,417 thousand is associated with the Company’s Korean subsidiary, which expires in part at various dates through 2026. The net operating loss of $268,959 thousand associated with the Company’s Luxembourg subsidiary is mainly attributable to certain expenses incurred in connection with its shareholding in the Company’s Dutch subsidiary. Although this net operating loss amount is the carried forward indefinitely, it will be recaptured on future capital gain. The remaining net operating loss mainly relates to the US parent company and its domestic subsidiary, which expires in part at various dates through 2036. The Company utilized net operating loss of $279 thousand, $121 thousand and $1,219 thousand, for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also has Korean, Dutch and U.S. tax credit carry-forwards of approximately $6,738 thousand, $13,121 thousand and $390 thousand, respectively, as of December 31, 2016. The Korean tax credits expire at various dates starting from 2017 to 2021, and the Dutch tax credits are carried forward to be used for an indefinite period of time.

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

As of December 31, 2016, 2015 and 2014, the Company recorded $2,459 thousand, $2,139 thousand and $3,491 thousand of liabilities for unrecognized tax benefits, respectively. For the years ended December 31, 2016, 2015and 2014, the Company recorded $670 thousand, $1,606 thousand and $110 thousand of income tax benefits, respectively, by reversing liabilities due to the lapse of the applicable statute of limitations and incurred $687 thousand, $351 thousand and $44 thousand of income tax expenses, respectively, for uncertain tax positions mainly resulting from imputed interest related to intercompany balances.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $334 thousand, $45 thousand, $10 thousand of interest and penalties, respectively, related to unrecognized tax benefits as a component of income tax expense. Total interest and penalties accrued as of December 31, 2016, 2015 and 2014 were $691 thousand, $359 thousand and $480 thousand, respectively.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits, balance at the beginning	$13,330	$14,969	$11,865
Additions based on tax positions related to the current year	942	1,789	4,472
Additions for tax positions of prior years	317	—	47
Lapse of statute of limitations	(2,380)	(2,142)	(1,040)
Translation adjustments	(315)	(1,287)	(375)

Unrecognized tax benefits, balance at the ending	$11,894	$13,330	$14,969

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following sets forth information relating to the operating segments (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net Sales
Foundry Services Group	$273,961	$290,775	$360,549
Standard Products Group
Display Solutions	281,967	207,480	199,861
Power Solutions	131,468	134,814	137,246

Total Standard Products Group	413,435	342,294	337,107
All other	573	643	562

Total net sales	$687,969	$633,712	$698,218

	Year Ended December 31,
	2016	2015	2014
Gross Profit
Foundry Services Group	$69,412	$66,175	$75,739
Standard Products Group	87,194	68,094	76,561
All other	(380)	595	562

Total gross profit	$156,226	$134,864	$152,862

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Year Ended December 31,
	2016	2015	2014
Korea	$219,618	$241,715	$260,139
Asia Pacific (other than Korea)	391,875	316,562	324,248
U.S.A.	33,201	51,164	91,308
Europe	42,274	23,461	21,159
Others	1,001	810	1,364

Total	$687,969	$633,712	$698,218

Net sales from the Company’s top ten largest customers accounted for 64%, 64% and 61% for the years ended December 31, 2016, 2015 and 2014, respectively.

For the year ended December 31, 2016, the Company had two customers that represented 23.5% and 11.4% of its net sales, respectively. For the year ended December 31, 2015, the Company had two customers that represented 15.2% and 11.0% of its net sales, respectively. For the year ended December 31, 2014, the Company had two customers that represented 11.4% and 10.7% of its net sales, respectively.

96% of the Company’s property, plant and equipment are located in Korea as of December 31, 2016.

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

Operating Leases

The Company leases land, office space and equipment under various operating lease agreements with various terms. Rental expenses were approximately $8,898 thousand, $8,194 thousand and $9,421 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows (in thousands):

2017	$4,781
2018	2,786
2019	2,279
2020	2,200
2021	1,844
2022 and thereafter	23,547

$37,437

Securities Class Action Complaints

The Company recorded the $23,500 thousand of the settlement obligation for the Class Action Litigation as accrued expenses in the consolidated balance sheets as of December 31, 2015 and as selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015. For further information regarding the Class Action Litigation, see “Item 3. Legal Proceedings” included elsewhere in this Report. The Company recorded $29,571 thousand of the proceeds from the insurers as other receivables in the consolidated balance sheets as of December 31, 2015 and as a deduction of the selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015. The proceeds from the insurers of $29,571 thousand were deposited into the Company’s escrow account during the first quarter of 2016 and the Company reclassified the $29,571 thousand deposits recorded in other receivables into restricted cash. During the third quarter of 2016, the Company disbursed the aggregate settlement payment

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

of $23,500 thousand after the court granted plaintiffs’ renewed motion for preliminary approval of the settlement in July 2016. Upon the settlement payment, $6,114 thousand of the insurance proceeds remained in the Company’s escrow account. For subsequent treatment of the escrow amount, see “Shareholder Derivative Complaints” below.

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

Shareholder Derivative Complaints

The settlement for the shareholder derivative actions described in “Item 3. Legal Proceedings” provided for an aggregate payment from the Company defendants’ directors and officers insurance policies of $3,000 thousand to be made to an escrow account, which will be payable to the Company (less certain deductions and applicable interest) once the settlement becomes effective. For further information regarding the shareholder derivative actions, see “Item 3. Legal Proceedings” included elsewhere in this Report. The $3,000 thousand settlement payment was included in the insurance proceeds of $29,571 thousand as discussed in “Securities Class Action Complaints” above.

On June 10, 2016, the court granted plaintiffs’ motion for preliminary approval of the proposed settlement. On October 18, 2016, after a hearing held on October 14, 2016, the court entered its order and final judgment (the “Judgment”) granting final approval of the proposed settlement and awarding plaintiffs’ counsel $750 thousand for attorneys’ fees and litigation expenses. As a result, $750 thousand was paid out of the Company’s escrow account. The Judgment was not appealed within the applicable appeals period (on or before December 19, 2016). The settlement therefore became effective after the expiration of the appeals period and $2,258 thousand was paid to the Company from the escrow account, previously recorded as restricted cash, in December 2016. The remaining restricted cash related to insurance proceeds of $3,078 thousand was also released in December 2016.

19. Related Party Transactions

Stockholders

Funds affiliated with Avenue Capital Management II, L.P. (“Avenue”) owned 11.7% of the Company’s common stock issued and outstanding at December 31, 2016.

Funds affiliated with Engaged Capital, LLC. owned 11.0% of the Company’s common stock issued and outstanding at December 31, 2016.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

20. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at December 31, 2016 and 2015, respectively (in thousands):

	Year Ended December 31,
	2016	2015
Foreign currency translation adjustments	$14,460	$(190)
Derivative adjustments	(436)	(41)

Total	$14,024	$(231)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

Year Ended December 31, 2016	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(190)	$(41)	$—	$(231)

Other comprehensive income (loss) before reclassifications	14,650	(1,032)	—	13,618
Amounts reclassified from accumulated other comprehensive income	—	637	—	637

Net current-period other comprehensive income (loss)	14,650	(395)	—	14,255

Ending balance	$14,460	$(436)	$—	$14,024

Year Ended December 31, 2015	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(35,551)	$485	$—	$(35,066)

Other comprehensive income (loss) before reclassifications	35,361	(3,748)	—	31,613
Amounts reclassified from accumulated other comprehensive income	—	3,222	—	3,222

Net current-period other comprehensive income (loss)	35,361	(526)	—	34,835

Ending balance	$(190)	$(41)	$—	$(231)

Year Ended December 31, 2014	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(57,326)	$6,587	$681	$(50,058)

Other comprehensive income (loss) before reclassifications	21,775	(69)	1,201	22,907
Amounts reclassified from accumulated other comprehensive income	—	(6,033)	(1,882)	(7,915)

Net current-period other comprehensive income (loss)	21,775	(6,102)	(681)	14,992

Ending balance	$(35,551)	$485	$—	$(35,066)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

21. Loss per Share

The following table illustrates the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2016	2015	2014
	(In thousands of US dollars, except share data)
Net loss	$(29,615)	$(84,867)	$(117,232)
Weighted average common stock outstanding
Basic/ Diluted	34,833,967	34,380,517	34,055,513
Loss per share
Basic/ Diluted	$(0.85)	$(2.47)	$(3.44)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they would have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2016	2015	2014
Options	3,428,665	3,179,899	3,215,945
Restricted Stock Units	518,480	135,370	—

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

22. Unaudited Quarterly Financial Results

The following tables present selected unaudited Consolidated Statements of Operations for each quarter of the years ended December 31, 2016 and 2015.

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands of US dollars, except share data)
Net sales	$148,105	$167,106	$192,296	$180,462
Gross profit	34,249	36,749	39,139	46,089
Operating income (loss)	4,267	(7,377)	618	5,229
Net income (loss)	$8,125	$(17,816)	$29,866	$(49,790)
Earnings (loss) per share:
Basic	$0.23	$(0.51)	$0.86	$(1.42)
Diluted	$0.23	$(0.51)	$0.85	$(1.42)
Weighted average common stock outstanding:
Basic	34,698,904	34,716,081	34,849,805	35,068,330
Diluted	34,918,568	34,716,081	35,302,706	35,068,330

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands of US dollars, except share data)
Net sales	$164,885	$162,015	$154,382	$152,430
Gross profit	34,977	35,286	34,699	29,902
Operating loss	(12,213)	(15,233)	(7,858)	(7,630)
Net income (loss)	$(20,029)	$(30,626)	$(57,066)	$22,854
Earnings (loss) per share:
Basic	$(0.59)	$(0.90)	$(1.65)	$0.66
Diluted	$(0.59)	$(0.90)	$(1.65)	$0.66
Weighted average common stock outstanding:
Basic	34,056,468	34,092,402	34,664,246	34,698,777
Diluted	34,056,468	34,092,402	34,664,246	34,713,034

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

23. Subsequent Events

Derivative Contracts

On January 4, 2017, the Company and the counterparty, the Nomura Financial Investment (Korea) Co., Ltd., entered into derivative contracts of zero cost collars for the period from March 2017 to June 2017. The total notional amounts are $82,000 thousand. In connection with the contracts, the Company paid $3,800 thousand of cash deposits to the counterparty in January 2017.

Stock Repurchase

On January 11, 2017, the Company repurchased 1,795,444 shares of its common stock in the open market under the Company’s stock repurchase programs, which was authorized by its board of directors on January 10, 2017, at an aggregate cost of $11,401 thousand.

Issuance of Exchangeable Senior Notes

As disclosed in the Company’s Form 8-K filed on January 17, 2017, MagnaChip Semiconductor S.A., the Company’s Luxembourg subsidiary, closed an offering of 5.00% Exchangeable Senior Notes due 2021 with an $86,250 thousand aggregate principal amount.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow for timely decisions regarding required disclosure.

Management of the Company, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2016. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and our Principal Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

As previously disclosed in Part II, Item 9A of the 2015 Form 10-K, we identified material weaknesses in our internal control over financial reporting as of December 31, 2015 as described below.

Period End Closing and Financial Reporting:

As of December 31, 2015, we did not operate effective period end closing and financial reporting controls over the completeness and accuracy of our non-routine manual journal entries. Specifically, controls over the analysis, documentation, review and approval of the non-routine manual journal entries were not operated effectively as designed to ensure the accuracy and completeness of the entries recorded.

During 2015, although we had implemented our internal controls in the period-end closing and financial reporting process to: (i) require appropriate internal and external evidence to be prepared for certain types of routine journal entries; (ii) improve the methods of reconciliation, confirmation, verification, observation, period end cut-off test, and analysis of each account in a timely manner; and (iii) assign appropriate roles and responsibilities for more comprehensive review procedures, including the involvement of finance and operational managers, in order to strengthen controls over the completeness and accuracy of manual journal entries, material weaknesses in our period end closing and financial reporting controls over non-routine manual journal entries described above were not remediated as of December 31, 2015, because controls over the completeness and accuracy of non-routine manual journal entries did not operate effectively for a sufficient period of time.

As of December 31, 2016, we concluded, through testing of the operating effectiveness of our implemented controls related to period-end closing and financial reporting, that the material weakness has been fully remediated.

Income Tax Accounting and Disclosures:

As of December 31, 2015, we did not operate an effective control over the completeness and accuracy of our income tax accounting and disclosures. Specifically, the control over the analysis and review of current income taxes was not operated effectively as designed to ensure the accuracy and completeness of the entries recorded.

During 2015, although we had implemented our procedures and controls over tax accounting and reporting by ensuring that we, on a timely basis: (i) review rules and regulations of tax jurisdictions relevant to each of our consolidated entities; (ii) review related accounting implications with respect to current income taxes, deferred income taxes, uncertain tax positions and related disclosures; and (iii) improve the competency of our accounting employees through ongoing training on income tax accounting, disclosure practices, and rules and regulations, material weakness in our control over income tax accounting and disclosures described above was not considered remediated as of December 31, 2015, because controls over the analysis and review of current income taxes did not operate effectively for a sufficient period of time.

As of December 31, 2016, we concluded, through testing of the operating effectiveness of our implemented controls related to income tax accounting and disclosures, that the material weakness has been fully remediated.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our executive officers is included in “Item 1. Business—Executive Officers of the Company.” The other information required by this item is incorporated by reference to our definitive proxy statement relating to our 2017 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2017 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2017 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2017 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2017 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1-1	Amendment No. 1 dated as of March 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 2, 2016).

4.1-2	Amendment No. 2 dated as of September 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, as previously amended by the Amendment No.1 to the Rights Agreement, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 2, 2016).

Exhibit No.	Exhibit Description

4.2	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.3	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.4	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.5	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.3)

4.6#	Indenture, dated as of January 17, 2017, among MagnaChip Semiconductor S.A., as issuer, MagnaChip Semiconductor Corporation, as guarantor, and U.S. Bank National Association, as trustee.

4.7#	Form of 5.00% Exchangeable Senior Note due 2021 and note guarantee (included in Exhibit 4.6)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.17	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016).

10.18	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.28-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.27*	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe (incorporated by reference to Exhibit 10.29-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.28*	Separation Agreement, effective June 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2015).

10.29*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.29-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

Exhibit No.	Exhibit Description

10.30*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.32-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.33*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.33-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

10.34-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.35*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.36*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.37*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.43	Settlement Agreement, dated as of May 26, 2016, by and among MagnaChip Semiconductor Corporation, Engaged Capital, LLC, Engaged Capital Master Feeder I, LP, Engaged Capital Master Feeder II, LP, Engaged Capital I, LP, Engaged Capital I Offshore, Ltd., Engaged Capital II, LP, Engaged Capital II Offshore Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016).

12.1#	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	February 21, 2017
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jonathan W. Kim	February 21, 2017
Jonathan W. Kim, Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Melvin Keating	February 21, 2017
Melvin Keating, Director

/s/ Randal Klein	February 21, 2017
Randal Klein, Director

/s/ Ilbok Lee	February 21, 2017
Ilbok Lee, Director

/s/ Camillo Martino	February 21, 2017
Camillo Martino

/s/ Gary Tanner	February 21, 2017
Gary Tanner, Non-Executive Chairman of the Board of Directors

/s/ Nader Tavakoli	February 21, 2017
Nader Tavakoli, Director

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1-1	Amendment No. 1 dated as of March 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 2, 2016).

4.1-2	Amendment No. 2 dated as of September 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, as previously amended by the Amendment No.1 to the Rights Agreement, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 2, 2016).

4.2	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.3	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.4	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

Exhibit No.	Exhibit Description

4.5	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.3)

4.6#	Indenture, dated as of January 17, 2017, among MagnaChip Semiconductor S.A., as issuer, MagnaChip Semiconductor Corporation, as guarantor, and U.S. Bank National Association, as trustee.

4.7#	Form of 5.00% Exchangeable Senior Note due 2021 and note guarantee (included in Exhibit 4.6)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

Exhibit No.	Exhibit Description

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016).

10.18	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.28-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.27*	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe (incorporated by reference to Exhibit 10.29-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.28*	Separation Agreement, effective June 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2015).

10.29*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.29-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.30*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.32-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

Exhibit No.	Exhibit Description

10.33*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.33-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

10.34-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.35*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.36*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.37*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.43	Settlement Agreement, dated as of May 26, 2016, by and among MagnaChip Semiconductor Corporation, Engaged Capital, LLC, Engaged Capital Master Feeder I, LP, Engaged Capital Master Feeder II, LP, Engaged Capital I, LP, Engaged Capital I Offshore, Ltd., Engaged Capital II, LP, Engaged Capital II Offshore Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016).

12.1#	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

Exhibit No.	Exhibit Description

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith