Form 10-K/A
period 2016-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2017-05-01
CIK 1325702

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $122,983,293

As of March 31, 2017, the registrant had 33,553,688 shares of common stock outstanding.

Explanatory Note

MagnaChip Semiconductor Corporation (“MagnaChip,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or this “Report”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2017 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Gary Tanner	64	Non-Executive Chairman of the Board of Directors and Member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee
Melvin L. Keating	70	Director and Chair of the Audit Committee
Randal Klein	51	Director and Member of the Risk Committee
Ilbok Lee	71	Director, Chair of the Nominating and Corporate Governance Committee and Member of the Compensation Committee and the Risk Committee
Camillo Martino	55	Director, Chair of the Compensation Committee and Member of the Nominating and Corporate Governance Committee
Nader Tavakoli	59	Director, Chair of the Risk Committee and Member of the Audit Committee and the Compensation Committee
Young-Joon (YJ) Kim	52	Director, Chief Executive Officer
Jonathan Kim	43	Chief Financial Officer, Executive Vice President and Chief Accounting Officer
Theodore Kim	48	Chief Compliance Officer, Executive Vice President, General Counsel and Secretary
Tae Jong Lee	54	Executive Vice President and General Manager, Foundry Services Group
Woung Moo Lee	54	Executive Vice President and General Manager, Standard Products Group

Gary Tanner, Non-Executive Chairman of the Board of Directors and Member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Tanner became our Non-Executive Chairman of the Board of Directors in September 2016 and our director in August 2015. Mr. Tanner served as Executive Vice President and Chief Operations Officer of International Rectifier Corporation from January 2013 to July 2015. Mr. Tanner also served as a Director at STATS ChipPac Ltd. from July 2012 until August 2015. Prior to joining International Rectifier Corporation, Mr. Tanner was the principal in GWT Consulting and Investments LLC, a firm that provided consulting services to International Rectifier Corporation from January through December 2012. Mr. Tanner previously served as Chief Executive Officer at Zarlink Semiconductor, Inc. (“Zarlink”), from May 2011 to October 2011, when Zarlink was acquired by Microsemi Corporation in October 2011. Prior to his role as Chief Executive Officer of Zarlink, from November 2009 to May 2011, Mr. Tanner served as Chief Operating Officer at that company. Mr. Tanner joined Zarlink in August 2007 as Senior Vice President of Worldwide Operations via the acquisition of Legerity, Inc., where Mr. Tanner served as the Vice President of Operations from November 2002 until August 2007. Before Legerity/Zarlink, Mr. Tanner worked for nine years at Intel Corporation, where he held various positions managing domestic and international manufacturing operations. Prior to Intel, Mr. Tanner held various management positions in fab operations at National Semiconductor, Texas Instruments and NCR Corporation. Our Board of Directors has concluded that Mr. Tanner should serve on the Board of Directors based upon his extensive experience in the semiconductor industry.

Melvin L. Keating, Director and Chair of the Audit Committee. Mr. Keating became our director in August 2016. Mr. Keating serves as a consultant, providing investment advice and other services to private equity firms, since November 2008. Mr. Keating also serves as a director of Red Lion Hotels Corporation, a hospitality company primarily engaged in the franchising, ownership and operation of hotels, since July 2010 and served as Chairman of the Board of Directors from January 2013 through September 2015. In addition, since September 2015, Mr. Keating serves as a director of Agilysys Inc., a leading technology company that provides innovative software for point-of-sale (POS), property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry. Mr. Keating also currently serves as a director of ModSys International Ltd. (NASDAQ: MDSY) (formerly BluePhoenix Solutions Ltd. (NASDAQ: BPHX)), a legacy platform modernization provider, and served as the Chairman of its Board of Directors from May 2015 through February 2016. During the past 5 years, Mr. Keating also served on the Boards of Directors of the following public companies: API Technologies Corp.; Integral Systems Inc. (October 2010—July 2011); and Crown Crafts Inc. (August 2010—August 2013). Mr. Keating holds a B.A. degree in Art History from Rutgers University, as well as an M.S. in Accounting and an M.B.A. in Finance, both from the Wharton School of the University of Pennsylvania. Our Board of Directors has concluded that Mr. Keating should serve on the Board of Directors based upon his extensive experience advising technology companies.

Randal Klein, Director and Member of the Risk Committee. Mr. Klein became our director in November 2009. Mr. Klein joined Avenue in 2004, and is currently a Portfolio Manager at Avenue where he assists with the direction of the investment activities of the Avenue U.S. strategy with a particular focus on restructurings and transactions while previously directing the investment activities of the Avenue Trade Claims funds. Previously, Mr. Klein was a Senior Vice President of the Avenue U.S. Funds. In such capacity, Mr. Klein was responsible for managing restructuring activities and identifying, analyzing and modeling investment opportunities for the Avenue U.S. strategy. Prior to joining Avenue, Mr. Klein was a Senior Vice President at Lehman Brothers, where his responsibilities included restructuring advisory work, financial sponsors coverage, mergers and acquisitions and corporate finance. Prior to Lehman, Mr. Klein worked in sales, marketing and engineering as an aerospace engineer for The Boeing Company. Mr. Klein is a National Association of Corporate Directors (NACD) Board Leadership Fellow. Mr. Klein holds a B.S. in Aerospace Engineering, conferred with Highest Distinction from the University of Virginia, and an M.B.A. in Finance, conferred as a Palmer Scholar, from the Wharton School of the University of Pennsylvania. Our Board of Directors has concluded that Mr. Klein should serve on the Board of Directors based upon his 22 years of experience as a financial advisor and investment manager.

Ilbok Lee, Director, Chair of the Nominating and Corporate Governance Committee, and Member of the Compensation Committee and the Risk Committee. Dr. Lee became our director in August 2011. Dr. Lee is the Executive Chairman of Silego Technology, Inc., a semiconductor company, or Silego, serving as Executive Chairman since August 2016. Dr. Lee also served as Silego’s Chairman of the Board from March 2015 to August 2016 and as Silego’s Chief Executive Officer since Silego’s inception in October 2001 until August 2016. He also served as Silego’s President from October 2001 until March 2015. From April 1999 to September 2001, Dr. Lee served as Senior Vice President and General Manager of the Timing Division at Cypress Semiconductor Corp., a public semiconductor company, and from May 1992 to March 1999 served as President and Chief Executive Officer of IC Works, Inc., a semiconductor company he co-founded that was acquired by Cypress in 2001. Dr. Lee co-founded Samsung Semiconductor, Inc. (U.S.A.) in July 1983 and served in various positions at the company, including President and Chief Executive Officer, until May 1992. Prior to Samsung, Dr. Lee served in various technical and managerial positions at Intel and National Semiconductor. Dr. Lee served as a member of the board of directors for Sierra Monolithic, a privately held semiconductor company, from 2002 through 2009. Dr. Lee received a Ph.D. and M.S.E.E. from the University of Minnesota and a B.S.E.E. from Seoul National University. Our Board of Directors has concluded that Dr. Lee should serve on the Board of Directors based upon his extensive experience in the semiconductor industry.

Camillo Martino, Director, Chair of the Compensation Committee and Member of the Nominating and Corporate Governance Committee. Mr. Martino became our director in August 2016. Mr. Martino also serves as a Board Member and Executive Advisor to technology companies. Mr. Martino also served as a director and the Chief Executive Officer of Silicon Image, Inc. (formerly NASDAQ:SIMG), a leading provider of wired and wireless video, audio and data connectivity solutions, from January 2010 until the completion of its sale to Lattice Semiconductor Corporation in March 2015. From January 2008 to December 2009, Mr. Martino served as Chief Operating Officer of SAI Technology Inc., a privately held company where he also served as a director from June 2006 to November 2010. From July 2005 to June 2007, Mr. Martino served as the President, CEO and Director of Cornice Inc., a privately held technology company focused on storage solutions. From August 2001 to July 2005, Mr. Martino served as the Executive Vice President and Chief Operating Officer at Zoran Corporation, a global semiconductor company. Prior to that, Mr. Martino held multiple positions with National Semiconductor Corporation for a total of nearly 14 years. Mr. Martino holds a Bachelor of Applied Science in Electronics Engineering from the University of Melbourne and a Graduate Diploma in Digital Communications from Monash University (Australia). Our Board of Directors has concluded that Mr. Martino should serve on the Board of Directors based upon his extensive experience advising technology companies.

Nader Tavakoli, Director, Chair of the Risk Committee, and Member of the Audit Committee and the Compensation Committee. Mr. Tavakoli became our director in November 2009. Mr. Tavakoli served as the President and Chief Executive Officer of Ambac Financial Group, Inc., or AFG, a financial services company, from January 2016 to December 2016 and served as the interim President and Chief Executive Officer of AFG from January 2015 to January 2016. Mr. Tavakoli also served as a director of AFG from May 2013 to December 2016, and was co-chairman of the board of AFG from May 2013 until December 2014. In addition, Mr. Tavakoli served as the Executive Chairman of AFG’s wholly owned subsidiary, Ambac Assurance Corporation, or AAC, from January 1, 2015 to May 7, 2016, and served as a member of the audit committee and chairman of the compensation committee of AFG and AAC from May 2013 until December 2014. Mr. Tavakoli is also the Chairman and Chief Executive Officer of EagleRock Capital Management, a private investment partnership based in New York City. Prior to founding EagleRock in 2002, Mr. Tavakoli managed substantial investment portfolios with Odyssey Partners and Highbridge Capital Management. During his nearly 25 year investment career, Mr. Tavakoli has made substantial investments across numerous industries, including significant investments in semiconductor, technology and telecommunications companies. Mr. Tavakoli began his professional career as an attorney with the New York City law firm of Milbank, Tweed, Hadley and McCloy, where he represented institutional clients in banking, litigation and corporate restructuring matters. Mr. Tavakoli was a director of NextWave Wireless, Inc., prior to that company’s acquisition by AT&T Inc. in January 2013. Mr. Tavakoli also serves on the board of MF Global Holding Ltd., and also serves as the company’s Litigation Trustee, pursuing claims against former management and others on behalf of the company. Mr. Tavakoli is the past chair of the Montclair State University Foundation Board and its investment committee. Mr. Tavakoli holds a B.A. in History from Montclair State University, where he was selected Valedictorian, and a Juris Doctor from the Rutgers Law School, where he was an Editor of the Rutgers Law Review. Our Board of Directors has concluded that Mr. Tavakoli should serve on the Board of Directors based upon his extensive executive management, corporate governance and investing experience.

Young-Joon (YJ) Kim, Director, Chief Executive Officer. Mr. YJ Kim became our Chief Executive Officer and director in May 2015. Mr. Kim joined MagnaChip in May 2013 and served as our Executive Vice President and General Manager, Display Solutions Division. He was promoted to Interim Chief Executive Officer in May 2014. He also served as the acting General Manager of our Foundry Services Group from May to November 2015. Prior to joining our Company, Mr. Kim held a variety of senior management roles at several global semiconductor firms in a career spanning nearly 30 years. His past roles include marketing, engineering, product development and strategic planning, and his product expertise includes microprocessors, network processors, FLASH, EPROM, analog, mixed-signal, sensors, workstations and servers. Immediately before joining MagnaChip, Mr. Kim served as Vice President, Infrastructure Processor Division, and General Manager of the Multi-Core Processor Group of Cavium, Inc., where he worked from 2006 to 2013. Prior to Cavium, Mr. Kim served as Core Team Lead and General Manager of the Tolapai Program at Intel Corporation from 2004 to 2006. In 1988, Mr. Kim co-founded API Networks, a joint venture between Samsung and Compaq, where he served as the head of product management, worldwide sales and business development for Alpha processors. Prior to API Networks, Mr. Kim served as Director of Marketing at Samsung Semiconductor, Inc. from 1996 to 1998. Mr. Kim began his career as a product engineer at Intel Corporation. Mr. Kim holds B.S. and M.Eng degrees in Electrical Engineering from Cornell University. Our Board of Directors has concluded that Mr. YJ Kim should serve as a director based on his understanding of the Company’s products and technology as our Chief Executive Officer and his deep knowledge of the semiconductor industry.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2016 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were in compliance with Section 16(a), except that late Form 4 filings were filed on March 16, 2016 on behalf of Gary Tanner, Ilbok Lee, Nader Tavakoli, R. Douglas Norby (who was then serving as a director of the Company), Michael Elkins (who was then serving as a director of the Company), YJ Kim, J. Kim, T. Kim, Tae Jong Lee and Woung Moo Lee relating to a grant of restricted stock units and stock options made to each such director or officer on March 11, 2016.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Wewill provide a copy of our Code of Business Conduct and Ethics without charge to any person upon written request made to our Secretary at MagnaChip Semiconductor Corporation, c/o MagnaChip Semiconductor, Inc., 60 South Market Street, Suite 750, San Jose, CA 95113. Our Code of Business Conduct and Ethics is also available on our website at www.magnachip.com. We will disclose any waivers or amendments to the provisions of our Code of Business Conduct and Ethics on our website.

Assessment of Risk

Our Board believes that our compensation programs are designed such that they will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. Payout levels under our cash incentive program are capped and payout opportunities may be achieved on a straight-line interpolation basis between threshold and target levels, and between the target and maximum levels. In addition, non-GAAP performance metrics are used in our cash incentive program to align achievement with our business strategy. Our equity awards are limited by the terms of our equity plans to a fixed maximum amount specified in the plan, and are subject to vesting to align the long-term interests of our executive officers with those of our equityholders.

Committees

The Board of Directors has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Committee. The Board of Directors establishes ad hoc committees from time to time, which currently include the Finance Committee, the Strategic Review Committee and the Advisory Committee.

The Board of Directors has adopted written charters for the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Committee. These charters, as well as our Code of Business Conduct and Ethics and our Corporate Governance Guidelines, are posted and available on our website at www.magnachip.com. The information on or accessible through our website is not a part of or incorporated by reference in this Report.

Audit Committee

Our Audit Committee consists of Mr. Keating, as Chair, Mr. Tanner and Mr. Tavakoli. Our Board of Directors has determined that Mr. Keating is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Our Board of Directors has also determined that each of Mr. Keating, Mr. Tanner and Mr. Tavakoli is independent as that term is defined in Section 303A of the New York Stock Exchange (“NYSE”) listing standards and Rule 10A-3 promulgated under the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee charter is posted and available on our website at www.magnachip.com. The information on or accessible through our website is not a part of or incorporated by reference in this Report.

Compensation Committee

Our Compensation Committee consists of Mr. Martino, as Chair, Dr. Lee, Mr. Tanner and Mr. Tavakoli. Our Board of Directors has determined that each of Mr. Martino, Dr. Lee, Mr. Tanner and Mr. Tavakoli is independent under applicable NYSE listing standards.

The Compensation Committee has overall responsibility for evaluating and approving our executive officer and director compensation plans, policies and programs, as well as all equity-based compensation plans and policies.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Dr. Lee, as Chair, Mr. Martino and Mr. Tanner. Our Board of Directors has determined that each of Dr. Lee, Mr. Martino and Mr. Tanner is independent under applicable NYSE listing standards.

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

Currently, Mr. Tanner serves as the Company’s Chairman of the Board of Directors and Mr. YJ Kim serves as the Company’s Chief Executive Officer. The Board of Directors may, however, make changes to its leadership structure in the future as it deems appropriate.

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

Executive Sessions of the Board of Directors

The Company’s non-management directors meet at regularly scheduled Board of Directors meetings in executive session without management present. In 2016, the Chairman presided over the meetings of the non-management directors. In addition, in accordance with our Corporate Governance Guidelines, the independent members of the Board of Directors meet at least twice a year in executive session, with the Chairman setting the agenda and presiding over such meetings.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee of our Board of Directors (the “Committee”) has overall responsibility for administering our compensation program for our “named executive officers.” The Committee’s responsibilities consist of evaluating, approving and monitoring our executive officer and director compensation plans, policies and programs, as well as each of our equity-based compensation plans and policies. For 2016, our named executive officers were:

•	Young-Joon Kim, our Chief Executive Officer;

•	Jonathan Kim, our Chief Financial Officer, Executive Vice President and Chief Accounting Officer;

•	Theodore Kim, our Chief Compliance Officer, Executive Vice President, General Counsel and Secretary;

•	Tae Jong Lee, our Executive Vice President and General Manager, Foundry Services Group; and

•	Woung Moo Lee, our Executive Vice President and General Manager, Standard Products Group.

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

Say on Pay Vote and Stockholder Input

The Committee also seeks to ensure that the compensation paid to the Company’s executive officers is aligned with the interests of the Company’s stockholders. In that respect, as part of its ongoing review of the compensation paid to the Company’s executive officers, the Committee considered the approval by approximately 96.8% of the votes cast for the “Say on Pay” vote relating to the compensation of our named executive officers at the Company’s 2015 Annual Meeting of Stockholders and determined that the Company’s executive compensation philosophy, compensation objectives, and compensation elements continued to be appropriate and did not make any changes to the Company’s executive pay program for 2016.

Timing of Compensation Decisions

At the end of each fiscal year, our chief executive officer reviews the performance of the other executive officers and presents his conclusions and recommendations to the Committee. At that time and throughout the year, the Committee also evaluates the performance of our chief executive officer, which is measured in substantial part against our consolidated financial performance. In the first quarter of 2016, the Committee then assessed the overall functioning of our compensation plans against our goals, and determined whether any changes to the allocation of compensation elements, or the structure or level of any particular compensation element, were warranted.

In connection with this process, our Committee generally establishes the elements of our short-term cash incentive plan for the upcoming year. With respect to newly hired employees, our practice is typically to approve equity grants at the first meeting of the Committee following such employee’s hire date. We do not have any program, plan or practice to time equity award grants in coordination with the release of material non-public information. From time to time, additional equity awards may be granted to executive officers during the fiscal year.

Role of Executive Officers in Compensation Decisions

For named executive officers other than our chief executive officer, we have historically sought and considered input from our chief executive officer in making determinations regarding executive compensation. Our chief executive officer annually reviews the performance of our other named executive officers. Our chief executive officer subsequently presents conclusions and recommendations regarding the compensation of such officers, including proposed salary adjustments and incentive amounts, to the Committee. The Committee then takes this information into account when it makes final decisions regarding any adjustments or awards.

The review of performance by the Committee and our chief executive officer of other executive officers is both an objective and subjective assessment of each executive’s contribution to our performance, leadership qualities, strengths and weaknesses and performance relative to goals set by the Committee or our chief executive officer, as applicable. The Committee and our chief executive officer do not systematically assign a weight to the factors, and may, in their discretion, consider or disregard any one factor which, in their sole discretion, is important to or irrelevant for a particular executive.

The Committee’s annual determinations regarding executive compensation are subject to the terms of the respective service agreements between us and the named executive officers (as set forth in more detail below). In addition to the annual reviews, the Committee also typically considers compensation changes upon a named executive officer’s promotion or other change in job responsibility. Neither our chief executive officer nor any of our other executives participate in deliberations relating to their own compensation.

Role of Compensation Consultant

The Committee engages an external compensation consultant to assist it by providing information, analysis and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review. For 2016, the Committee retained Compensia Inc. (“Compensia”), a national compensation consulting firm, to serve as its compensation consultant. This compensation consultant serves at the discretion of the Committee.

During 2016, Compensia provided the following services:

•	assisted the Committee in determining the design and amount of equity awards for the key executives and Board members; and

•	assisted the Committee in determining the appropriate pool of stock to grant to all employees in 2016.

In 2016, Compensia did not provide any services to us other than the consulting services to the Committee. The Committee regularly reviews the objectivity and independence of the advice provided by its compensation consultant on executive compensation. In 2016, the Committee considered the six specific independence factors adopted by the SEC and reflected in the NYSE listing standards and determined that the work performed by Compensia did not raise any conflicts of interest.

Elements of Compensation

In making decisions regarding the pay of the named executive officers, the Committee looks to set a total compensation package for each officer that will retain high-quality talent and motivate the officer to achieve the goals set by our Board of Directors. Our 2016 compensation package was comprised of the following elements:

•	annual base salary;

•	short-term cash incentives;

•	long-term equity incentives;

•	a health and welfare benefits package that is generally available to all of our employees;

•	expatriate and other executive benefits; and

•	limited post-employment or change in control benefits pursuant to individual severance agreements.

Determination of Amount of Each Element of Compensation

General Background

The Committee seeks to establish a total cash compensation package for our named executive officers that is competitive with the compensation for similarly situated executives in our compensation peer group, subject to adjustments based on each executive’s experience and performance. Historically, based on our review of industry-specific survey data and the professional and market experience of our Committee members, we measured total cash compensation for our named executive officers against cash compensation paid to executives at similarly situated companies which we determined to be in our select peer group. Base salaries for our named executive officers would then be set at competitive levels as compared to similarly situated executives in the select peer group. Short-term cash incentives would be put in place to provide for opportunities that may result in competitive levels of cash compensation as compared to our select peer group if, and depending upon the extent to which, our performance and that of our named executive officers exceeded expectations and the goals established by the Committee for the applicable year.

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

The Committee approved the use of the market data from this peer group for our December 2014 executive compensation market assessment, which was used for setting executive compensation in 2016:

Cirrus Logic Cypress Semiconductor Diodes Fairchild Semiconductor Integrated Device Tech International Rectifier Intersil Microsemi	OmniVision Technologies PMC-Sierra RF Micro Devices Semtech Silicon Laboratories Spansion SunEdison Semiconductor TriQuint Semiconductor

The Committee used the market data from this peer group that was developed in 2014 as a reference point in its 2016 executive compensation decisions along with compensation data from the Radford Global Technology Survey as of July 2014 for companies with annual revenues between $500 million and $1 billion, with median revenues of $739 million.

The Committee reviews our compensation peer group periodically prior to assessing executive compensation and makes adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group. The Committee is currently reviewing and revising our peer group for 2017.

The Committee historically makes annual determinations regarding cash incentive compensation based on our annual operating plan, which we usually adopt in December preceding each fiscal year. The determination takes into account our expected performance in the coming fiscal year. The Committee makes all equity compensation decisions for our officers based on existing compensation arrangements for other executives at our Company with the same level of responsibility and based on a review of our select peer group with a view to maintaining internal consistency and parity.

Equity awards are not tied to base salary or cash incentive amounts and will constitute lesser or greater proportions of total compensation depending on market practices and the Committee’s determination of target grant values. The Committee, relying on the professional and market experience of our Committee members, generally seeks to set equity awards at competitive levels based on both U.S. and Korean market practices and taking into account our equity plan share pool and projected dilution of our shares outstanding.

The Committee does not apply a formula or assign relative weight in making its determination. Instead, it makes a subjective determination after considering all information collectively.

The Committee may approve additional cash incentive payments or equity compensation grants from time to time during the year in its discretion.

Annual Base Salary

Base salary is the guaranteed element of an employee’s annual cash compensation. The Committee seeks to set the base salaries of our named executive officers at competitive levels as compared to similarly situated executives in our select peer group, but also takes into account the named executive officer’s skill set and the value of that skill set. The Committee makes a subjective decision regarding any changes in base salary based on these factors and the data from our select peer group. The Committee does not systematically assign weights to any of the factors it considers, and may, in its discretion, ignore any factors or deem any one factor to have greater importance for a particular executive officer. Base salary adjustments generally take effect in the middle of our fiscal year. After considering the factors described above, in March 2016, the Committee increased the annual base salary for Mr. TJ Lee and Mr. WM. Lee by 72,296,000 Korean won (or an annual base salary of $60,855 based on the monthly average exchange rate for March 2016) and 69,992,000 Korean won (or an annual base salary of $58,916 based on the monthly average exchange rate for March 2016), respectively. The Committee did not make any other changes to the base salaries of our other named executive officers.

Short-Term Cash Incentives

Short-term cash incentives are typically designed as a percentage of base salary and may be awarded based on individual performance or our achievement of the annual, long-term and strategic quantitative goals set by the Committee. In December 2009, our Board of Directors implemented a cash incentive plan effective as of January 1, 2010, which we call the Profit Sharing Plan. The Committee administers the Profit Sharing Plan. In 2016, we provided short-term cash incentive opportunities to our named executive officers under our Profit Sharing Plan to encourage our named executive officers to achieve certain short-term corporate performance goals. For 2016, the Committee determined that Consolidated Adjusted EBITDA would be the sole performance goal under the Profit Sharing Plan, which the Committee believes is a key measure of our core operating performance. Consolidated Adjusted EBITDA is equal to our GAAP net income (loss) before interest expense, net, income tax expenses (benefits), depreciation and amortization, adjusted to exclude (i) restructuring, impairment and other (gain), (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss (gain), net, and (v) restatement related expense. In June 2016, the Committee approved an annual Consolidated Adjusted EBITDA performance goal of $35 million based on the Company’s annual operating plan for 2016 year.

In June 2016, the Committee also approved the target bonus amounts for each named executive officer (the “Target Bonus”), as a percentage of base salary, but with the related dollar amount of bonus awards prorated for the number of months remaining in the 2016 fiscal year, as set forth below.

Named Executive Officer	2016 Target Bonus (% of Base Salary)	Prorated 2016 Target Bonus ($)
Young-Joon Kim	100%	$324,917
Jonathan Kim	75%	$153,125
Theodore Kim	75%	$144,375
Tae Jong Lee	50%	$86,585
Woung Moo Lee	60%	$103,902

Achievement of 115% of the Consolidated Adjusted EBITDA performance goal resulted in a maximum payout of 150% of the named executive officer’s Target Bonus, while achievement of 100% of the Consolidated Adjusted EBITDA performance goal resulted a payout of 100% of such Target Bonus. Achievement below 85% of the Consolidated Adjusted EBITDA performance goal resulted in no bonus being earned. For performance within the maximum and threshold range, the percentage achievement would be determined based on a linear interpolation.

In February 2017, the Committee determined that the Consolidated Adjusted EBITDA goal was achieved at 115% of target. Although the level of achievement resulted in the maximum payout of 150% of each named executive officer’s Target Bonus, management recommended to cap the payout at each individual’s Target Bonus in light of our financial situation and the need to maintain continued vigilance in managing expenses. After taking into account management’s recommendation, the Committee determined to exercise negative discretion and approved the payments set forth below.

Named Executive Officer	Fiscal 2016 Bonus ($)
Young-Joon Kim	$324,917
Jonathan Kim	$153,125
Theodore Kim	$144,375
Tae Jong Lee	$86,585
Woung Moo Lee	$103,902

Long-Term Equity Incentives

We offer long-term incentive compensation in the form of equity awards as a way to enhance the link between the creation of stockholder value and executive incentive compensation and to give our named executive officers appropriate motivation and rewards for achieving increases in stockholder value. In 2016, the Committee granted a mix of stock options and time-based restricted stock units (“RSUs”) to our named executive officers under our 2011 Equity Incentive Plan, which replaced our 2009 Common Unit Plan immediately following our corporate conversion. We believe that stock options, which we grant with exercise prices equal to the fair market value of our common stock on the date of grant, provide appropriate long-term incentive compensation for our named executive officers because they are rewarded only to the extent that our stock price appreciates following the grant date of the stock options, which aligns with our stockholders’ interest in also seeing the value of their investment grow. We believe that time-based RSUs provide an appropriate balance to other forms of equity awards, help us achieve our retention objectives and further align the interests of our named executive officers with those of our stockholders.

In 2016, the Committee granted stock options and RSUs to all of our named executive officers. In determining the value of each of these awards, the Committee considered competitive market data (based on the compensation peer group data), as well as its objective of creating a meaningful retention incentive for each named executive officer and providing rewards for the named executive officers if they successfully achieve increases in stockholder value. Stock options and RSUs granted in 2016 vest in three equal annual installments on the first three anniversaries of the grant date.

Health and Welfare Benefits

Our named executive officers are eligible to participate in our employee benefit plans which are generally provided for all full-time employees, and on the same basis as all of our full-time employees in the country in which they are resident. These benefits include individual health insurance (medical, dental, and vision), group personal accident insurance and group business travel insurance.

Perquisites and Other Benefits

We provide the named executive officers with perquisites and other benefits, including expatriate benefits, that the Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Generally, perquisites are determined based upon what the Committee considers to be the most customary perquisites offered by our select peer group and are not based upon a median cost for specific perquisites or for the perquisites in aggregate. The Committee determines the level and types of expatriate benefits for the executive officers based on local market surveys taken by our human resources group. These surveys are not limited to our select peer group, but include a broad range of companies based outside of Korea but with significant operations in Korea. Attributed costs of the personal benefits for the named executive officers are set forth in the Summary Compensation Table below.

Mr. YJ Kim, Mr. J. Kim and Mr. T. Kim were expatriates during 2016, 2015 and 2014, and received expatriate benefits commensurate with market practice in Korea. These benefits, which were determined on an individual basis, included housing allowances, relocation and repatriation allowances, insurance premiums, reimbursement for the use of a car, home leave flights, living expenses, children’s tuition allowances, tax equalization payments and tax advisory services, each as the Committee deemed appropriate and in accordance with internal policies approved by our Board of Directors in effect from time to time.

Post-Employment Severance Benefits

Each of our named executive officers is party to a severance agreement that provides certain payments upon his termination of employment and a change in control of the Company. Please see the section below entitled “Agreements with Executives and Potential Payments Upon Termination or Change in Control” for further discussion of those benefits.

In addition, pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. For purposes of this section, we call this benefit “statutory severance.” The base statutory severance is approximately one month of base salary per year of service. Each of our named executive officers accrued statutory severance in 2016.

Tax and Accounting Considerations

The Committee considers the accounting impact of equity awards when designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), the standard which governs the accounting treatment of stock-based compensation awards. However, accounting cost is just one factor considered when designing such compensation plans and arrangements for our executive officers and other employees.

Summary Compensation Table

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2016, 2015 and 2014, of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)		Total ($)
Young-Joon Kim	2016	557,396	—	65,651	130,646	324,917	45,662	507,101	(4)	1,631,373
Chief Executive Officer	2015	475,954	—	137,984	360,990	—	77,918	434,515	(5)	1,487,361	(5)
	2014	349,917	—	—		—	30,315	340,435		720,667

Jonathan Kim	2016	350,249	—	50,675	100,784	153,125	28,820	168,879	(6)	852,532
Chief Financial Officer, Executive Vice President and Chief Accounting Officer	2015	322,291	—	106,507	278,478	—	35,646	156,673		899,595
	2014	225,196	50,000	162,691		—	20,043	133,671		591,601

Theodore Kim	2016	330,234	—	37,488	74,655	144,375	27,113	166,496	(7)	780,361
Chief Compliance Officer, Executive Vice President, General Counsel and Secretary	2015	310,058	—	78,791	206,280	—	34,996	134,057	(8)	764,182	(8)
	2014	279,934	—	—		—	24,081	111,114		415,129

Tae Jong Lee	2016	291,991	—	37,488	74,655	86,585	68,253	46,327	(9)	605,299
Executive Vice President and General Manager, Foundry Services Group	2015	244,796	—	66,913	175,338	—	20,482	57,090		564,619

Woung Moo Lee	2016	292,302	—	37,488	74,655	103,902	36,024	35,236	(10)	579,607
Executive Vice President and General Manager, Standard Products Group	2015	230,044	—	66,913	175,338	—	24,621	40,771		537,687

Note: A monthly average exchange rate was used to convert amounts in the above table that were originally paid in Korean won.

(1)	Represents the grant date fair value of stock options and restricted stock units granted in each fiscal year determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation,” and Note 13 “Equity Incentive Plans” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” in the Original 10-K Filing for a discussion of the assumptions used to calculate the amounts in these columns.
(2)	Represents short-term cash incentive amounts paid under our Profit Sharing Plan. No amounts were paid under our Profit Sharing Plan in 2015 or 2014. See the section subtitled “Compensation Discussion and Analysis” for a description of the short-term cash incentive amounts paid in 2016.
(3)	Consists of statutory severance accrued during the years ended December 31, 2016, 2015 and 2014, as applicable. See the section subtitled “Compensation Discussion and Analysis” for a description of the statutory severance benefit.
(4)	Includes the following personal benefits paid to Mr. YJ Kim for 2016: (a) $144,851, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. YJ Kim’s housing lease; (b) $37,662 for reimbursement of tuition expenses for Mr. YJ Kim’s children; (c) $25,626 for Mr. YJ Kim’s home leave flights; (d) $57,510 for insurance premiums; (e) $44,701 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (f) $148,395 of reimbursement for the difference between the actual tax Mr. YJ Kim already paid and the hypothetical tax he had to pay for the fiscal year 2015; and (g) $48,356 for reimbursement of Korean tax.

(5)	The amount of reimbursement of Korean tax that was included and described in “All Other Compensation” for fiscal year 2015 in the Company’s prior year’s filings of the Summary Compensation Table for Mr. YJ Kim was overstated by $132,006 due to a calculation error, which also resulted in the “Total” amount being overstated by the same amount. Those actual amounts have now been corrected in this table for fiscal 2015.
(6)	Includes the following personal benefits paid to Mr. J. Kim for 2016: (a) $21,728, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. J. Kim’s housing lease; (b) $12,670 for Mr. J. Kim’s home leave flights; (c) $35,956 for insurance premiums; (d) $31,787 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (e) $63,174 of reimbursement for the difference between the actual tax Mr. J. Kim already paid and the hypothetical tax he had to pay for the fiscal year 2015; and (f) $3,564 for reimbursement of Korean tax.
(7)	Includes the following personal benefits paid to Mr. T. Kim for 2016: (a) $56,479, which is the annual aggregate monthly pro rata amount of prepaid housing expenses for Mr. T. Kim’s housing lease; (b) $13,970 for Mr. T. Kim’s home leave flights; (c) $27,802 for insurance premiums; (d) $29,789 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (e) $30,571 of reimbursement for the difference between the actual tax Mr. T. Kim already paid and the hypothetical tax he had to pay for the fiscal year 2015; and (f) $7,885 for reimbursement of Korean tax.
(8)	The amount of reimbursement of Korean tax that was included and described in “All Other Compensation” for fiscal year 2015 in the Company’s prior year’s filings of the Summary Compensation Table for Mr. T. Kim was overstated by $14,664 due to a calculation error, which also resulted in the “Total” amount being overstated by the same amount. Those actual amounts have now been corrected in this table for fiscal 2015.
(9)	Includes the following personal benefits paid to Mr. TJ Lee for 2016: (a) $10,087 for insurance premiums; and (b) $36,240 for other personal benefits (including personal use of a car service provided by the Company and living expenses).
(10)	Includes the following personal benefits paid to Mr. WM Lee for 2016: (a) $7,191 for reimbursement of tuition expenses for Mr. WM Lee’s children; (b) $10,220 for insurance premiums; and (c) $17,825 for other personal benefits (including personal use of a car service provided by the Company and living expenses).

Grants of Plan-Based Awards Table for Fiscal Year 2016

		Estimated future payouts under non-equity incentive plan awards
Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share) (3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Young-Joon Kim	3/11/2016				23,625			130,646
	3/11/2016					45,305	5.53	65,651
		$162,458	$324,917	$487,375

Jonathan Kim	3/11/2016				18,225			100,784
	3/11/2016					34,970	5.53	50,675
		76,563	153,125	229,688

Theodore Kim	3/11/2016				13,500			74,655
	3/11/2016					25,870	5.53	37,488
		72,188	144,375	216,563

Tae Jong Lee	3/11/2016				13,500			74,655
	3/11/2016					25,870	5.53	37,488
		43,292	86,585	129,877

Woung Moo Lee	3/11/2016				13,500			74,655
	3/11/2016					25,870	5.53	37,488
		51,951	103,902	155,852

(1)	Represents service-vesting RSUs granted during fiscal year 2016 to our named executive officers. Further information on the RSU awards can be found in the “—Compensation Discussion & Analysis” section above.
(2)	Represents service-vesting stock options awarded to our named executive officers during fiscal year 2016. Further information on the service-vesting stock option awards can be found in the “—Compensation Discussion & Analysis” section above.
(3)	The per share exercise price of the named executive officers’ options was determined based on the fair market value per share of our common stock as of the grant date ($5.53).

(4)	Represents the grant date fair value with respect to the fiscal year determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 13 “Equity Incentive Plans” to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in the Original 10-K Filing for a discussion of the assumptions used to calculate the amounts in this column.

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

In connection with our corporate conversion at the time of our initial public offering in March 2011, MagnaChip Semiconductor Corporation assumed the rights and obligations of MagnaChip Semiconductor LLC under the 2009 Plan and converted MagnaChip Semiconductor LLC common unit options and restricted common units outstanding under the 2009 Plan into options to acquire a number of shares of our common stock and shares of restricted common stock at a ratio of eight-for-one on substantially equivalent terms and conditions. As of December 31, 2016, there were outstanding under the 2009 Plan options to purchase 524,399 shares of common stock, at a weighted average exercise price of $6.44 per share. The 2009 Plan terminated immediately following our corporate conversion, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire.

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

As of December 31, 2016, there were outstanding under the 2011 Plan (a) restricted stock units with respect to 518,480 shares of common stock and (b) stock options to purchase 2,904,266 shares of common stock, at a weighted average exercise price of $9.74 per share. As of December 31, 2016, 556,949 shares of our common stock remained available for issuance under the 2011 Plan. This reserve automatically increased on January 1, 2015, January 1, 2016 and January 1, 2017 by an additional 681,129, 691,378 and 700,840 shares, respectively, and will automatically increase each subsequent anniversary through 2021, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our Board of Directors. The number of shares authorized for issuance under the 2011 Plan will also be increased from time to time by up to that number of shares of common stock remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expire or terminate or are forfeited for any reason after the effective date of the 2011 Plan, subject to a cap of 1,412,352 shares. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2011 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan.

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

In 2016, the Board delegated to a special equity committee composed of our chief executive officer the authority to grant and administer RSU awards covering a total of 311,330 shares to approximately 1,100 nonunion employees of the Company (other than executive officers), with a maximum grant size of 1,000 shares per employee. Such RSUs vested on April 1, 2017.

2011 Employee Stock Purchase Plan

Our 2011 Employee Stock Purchase Plan, or the Purchase Plan, was approved by our Board of Directors in March 2010. Our Board of Directors amended and restated the Purchase Plan in February 2011 to reflect that the Purchase Plan would become effective in 2011 upon the commencement of the MagnaChip IPO. The Purchase Plan was approved by our stockholders in March 2011 and became effective upon the commencement of the MagnaChip IPO. We initially authorized and reserved 789,890 shares for sale under the Purchase Plan. In August 2012, the Committee suspended the Purchase Plan.

As of December 31, 2016, 1,163,880 shares of our common stock remained reserved for issuance under the Purchase Plan. In addition, the Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021 equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) 789,980 shares, or (iii) a number of shares as our Board of Directors may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan. Because the Purchase Plan was suspended in August 2012, no annual increase in the number of shares authorized under such plan occurred on January 1, 2013 or in subsequent years.

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

Outstanding Equity Awards at Fiscal Year End 2016

	Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)		Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)(9)		Market Value of Shares or Units of Stock That Have not Vested ($)
Young-Joon Kim	5/6/2013	200,000	(1)	—	(1)	15.96		5/6/2023
	6/9/2015	60,407	(2)	30,203	(2)	7.64		6/9/2025
	6/9/2015								15,750	(10)	97,650
	3/11/2016	—	(3)	45,305	(3)	5.53		3/11/2026
	3/11/2016								23,625	(11)	146,475
Jonathan Kim	3/12/2014	11,500	(4)	1,000	(4)	13.93		3/12/2024
	6/12/2014	11,500	(4)	1,000	(4)	12.44		6/12/2024
	9/12/2014	11,500	(4)	1,000	(4)	12.18		9/12/2024
	12/12/2014	11,500	(4)	1,000	(4)	12.96		12/12/2024
	6/9/2015	46,627	(2)	23,313	(2)	7.64		6/9/2025
	6/9/2015								12,150	(10)	75,330
	3/11/2016	—	(3)	34,970	(3)	5.53		3/11/2026
	3/11/2016								18,225	(11)	112,995
Theodore Kim	10/26/2013	50,000	(5)	—	(5)	21.79		10/26/2023
	6/9/2015	34,493	(2)	17,247	(2)	7.64		6/9/2025
	6/9/2015								9,000	(10)	55,800
	3/11/2016	—	(3)	25,870	(3)	5.53		3/11/2026
	3/11/2016								13,500	(11)	83,700
Tae Jong Lee	12/8/2009	49,000				5.88	(8)	12/8/2019
	1/15/2012	30,000	(6)			7.75		1/15/2022
	6/9/2015	29,293	(2)	14,647	(2)	7.64		6/9/2025
	6/9/2015								7,650	(10)	47,430
	3/11/2016	—	(3)	25,870	(3)	5.53		3/11/2026
	3/11/2016								13,500	(11)	83,700
Woung Moo Lee	11/1/2013	50,000	(7)	—	(7)	19.56		11/1/2023
	6/9/2015	29,293	(2)	14,647	(2)	7.64		6/9/2025
	6/9/2015								7,650	(10)	47,430
	3/11/2016	—	(3)	25,870	(3)	5.53		3/11/2026
									13,500	(11)	83,700

(1)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on May 6, 2014, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months. Any unvested options vest immediately upon a change in control.
(2)	An installment of 50% of the shares of common stock subject to the options vested and became exercisable on June 9, 2015, with the remaining 50% vesting in three equal annual installments on the first three anniversaries of June 9, 2015. Any unvested options vest immediately upon a change in control.
(3)	The shares of common stock subject to the options will vest and become exercisable in three equal annual installments on the first three anniversaries of March 11, 2016. Any unvested options vest immediately upon a change in control.
(4)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on March 12, 2015, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months. Any unvested options vest immediately upon a change in control.

(5)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on October 26, 2014, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months. Any unvested options vest immediately upon a change in control.
(6)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on January 15, 2013, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months. Any unvested options vest immediately upon a change in control.
(7)	An installment of 34% of the shares of common stock subject to the options vested and became exercisable on November 1, 2014, an additional 9% of the options vest on the completion of the next period of three months, an additional 8% of the options vest upon the completion of each of the next three periods of three months, an additional 9% of the options vest upon the completion of the next period of three months, and an additional 8% of the options vest upon the completion of each of the next three periods of three months. Any unvested options vest immediately upon a change in control.
(8)	The option exercise price at the time of grant was $1.16 per common unit, or $9.28 after giving effect to the corporate conversion. On April 19, 2010, we made a distribution to our unitholders of $0.4254 per common unit, which resulted in the option exercise price being reduced to $0.7346 per common unit, or $5.88 after giving effect to the corporate conversion.
(9)	Represents unvested service-vesting RSUs granted on June 9, 2015 and March 11, 2016.
(10)	An installment of 50% of the shares of common stock subject to the RSUs vested on June 9, 2015, with the remaining 50% vesting in three equal annual installments on the first three anniversaries of June 9, 2015. Any unvested RSU vest immediately upon a change in control.
(11)	The shares of common stock subject to the RSUs will vest and become exercisable in three equal annual installments on the first three anniversaries of March 11, 2016. Any unvested RSUs vest immediately upon a change in control.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Young-Joon Kim	—	—	7,875	45,439
Jonathan Kim	—	—	6,075	35,053
Theodore Kim	—	—	4,500	25,965
Tae Jong Lee	—	—	3,825	22,070
Woung Moo Lee	—	—	3,825	22,070

(1)	Represents RSUs that vested on June 9, 2016.
(2)	Represents the value as of the date of vesting based on a share price of $5.77.

Agreements with Executives and Potential Payments Upon Termination or Change in Control

We are obligated to make certain payments to our named executive officers upon termination or a change in control as further described below. The terms “cause” and “good reason” used below have the meanings given to them in the applicable agreements with us.

Young-Joon Kim. We entered into an Offer Letter with Mr. YJ Kim, dated as of April 15, 2013 and as amended on July 27, 2015, pursuant to which Mr. YJ Kim is entitled to an initial annual base salary of $350,000 per year (subject to adjustment by our Board of Directors), a one-time signing bonus and relocation allowance of $100,000, and an initial annual incentive bonus target of 80% (subject to adjustment by our Board of Directors) of his annual base salary based on company performance and attainment of management objectives under a plan established and approved by the Board of Directors. Mr. YJ Kim is also entitled to customary employee benefits and expatriate benefits. Pursuant to his Offer Letter, on May 6, 2013, Mr. YJ Kim received an initial grant of an option to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $15.96, which vests and becomes exercisable over three years from the date of commencement of Mr. YJ Kim’s employment with MagnaChip Korea. We entered into a Severance Agreement with Mr. YJ Kim, dated as of November 3, 2015, which supersedes the severance provisions in Mr. YJ Kim’s Offer Letter. Under the Severance Agreement, if Mr. YJ Kim’s employment is terminated by us without cause or by him with good reason, in addition to accrued but unpaid salary, vested non-severance benefits under other Company benefit plans and statutory severance under Korean law, Mr. YJ Kim will be entitled to receive (i) an amount equal to two times his then current base salary, payable during the 12-month period following termination of employment, (ii) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, (iii) for 12 months following termination of employment, payment of any portion of health benefit premiums that are in excess of the amount he would have paid if he had remained employed during such period, (iv) continued provision of expatriate benefits for 12 months following termination of employment, (v) continued reasonable use of our corporate club membership for 12 months following termination of employment, (vi) a repatriation allowance and repatriation expenses in accordance with our expatriate benefit policy, and (vii) immediate vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) upon termination of employment, with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). If such termination of employment by us without cause or by Mr. YJ Kim with good reason occurs within three months prior to or 18 months following a change in control, in addition to the benefits described in the preceding sentence, Mr. YJ Kim will also be entitled to receive (i) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, and (ii) an additional 6 months of payments of health benefit premiums as described in part (iii) of the preceding sentence. The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by Mr. YJ Kim will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not the 2011 Equity Incentive Plan. As a condition to the receipt of payments and benefits under the Severance Agreement, Mr. YJ Kim must comply with the terms of certain restrictive covenants, including a two-year post-termination non-competition covenant and perpetual non-disclosure and employee non-solicitation covenants.

Jonathan Kim. We entered into an Offer Letter with Mr. J. Kim, dated as of March 8, 2014, pursuant to which Mr. J. Kim will be paid an initial base salary of $280,000 per year (subject to adjustment by our Board of Directors), a sign on bonus of $50,000, a one-time relocation payment of $50,000 and an annual incentive bonus based on company performance and attainment of management objectives under a plan to be established and approved by the Company’s Board of Directors. Mr. J. Kim is entitled to customary employee benefits and expatriate benefits. Pursuant to his Offer Letter, Mr. J. Kim will receive an initial grant of an option to purchase an aggregate of 50,000 shares of the Company’s common stock, which will be granted in four equal tranches during the nine-month period beginning on the commencement of his employment with MagnaChip Korea. The option grants will become vested and exercisable over three years from the date of commencement of Mr. J. Kim’s employment with MagnaChip Korea. We entered into a Severance Agreement with Mr. J. Kim, dated as of November 3, 2015, which supersedes the severance provisions in Mr. J. Kim’s Offer Letter. Under the Severance Agreement, if Mr. J. Kim’s employment is terminated by us without cause or by him with good reason, in addition to accrued but unpaid salary, vested non-severance benefits under other Company benefit plans and statutory severance under Korean law, Mr. J. Kim will be entitled to receive (i) an amount equal to his then current base salary, payable during the 12-month period following termination of employment, (ii) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, (iii) for 12 months following termination of employment, payment of any portion of health benefit premiums that are in excess of the amount he would have paid if he had remained employed during such period, (iv) continued provision of expatriate benefits for 12 months following termination of employment, (v) a repatriation allowance and repatriation expenses in accordance with our expatriate benefit policy, and (vi) immediate vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) upon termination of employment, with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). If such termination of employment by us without cause or by Mr. J. Kim with good reason occurs within three months prior to or 18 months following a change in control, in addition to the benefits described in the preceding sentence, Mr. J. Kim will also be entitled to receive (i) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, and (ii) an additional 6 months of payments of health benefit premiums as described in part (iii) of the preceding sentence. The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by Mr. J. Kim will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not the 2011 Equity Incentive Plan. As a condition to the receipt of payments and benefits under the Severance Agreement, Mr. J. Kim must comply with the terms of certain restrictive covenants, including a two-year post-termination non-competition covenant and perpetual non-disclosure and employee non-solicitation covenants.

Theodore Kim. We entered into an Offer Letter with Mr. T. Kim, dated as of September 27, 2013, pursuant to which Mr. T. Kim will be paid an initial base salary of $280,000 per year (subject to adjustment by our Board of Directors), and an initial annual incentive bonus of up to 30% (subject to adjustment by our Board of Directors) of his base salary based on company performance and attainment of management objectives under a plan to be established and approved by the Company’s Board of Directors. Mr. T. Kim is entitled to customary employee benefits and expatriate benefits. Pursuant to his Offer Letter, Mr. T. Kim will receive an initial grant of an option to purchase an aggregate of 50,000 shares of the Company’s common stock. The option grants will become vested and exercisable over three years from the date of commencement of Mr. T. Kim’s employment with MagnaChip Korea. We entered into a Severance Agreement with Mr. T. Kim, dated as of November 3, 2015, which supersedes the severance provisions in Mr. T. Kim’s Offer Letter. Under the Severance Agreement, if Mr. T. Kim’s employment is terminated by us without cause or by him with good reason, in addition to accrued but unpaid salary, vested non-severance benefits under other Company benefit plans and statutory severance under Korean law, Mr. T. Kim will be entitled to receive (i) an amount equal to his then current base salary, payable during the 12-month period following termination of employment, (ii) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, (iii) for 12 months following termination of employment, payment of any portion of health benefit premiums that are in excess of the amount he would have paid if he had remained employed during such period, (iv) continued provision of expatriate benefits for 12 months following termination of employment, (v) a repatriation allowance and repatriation expenses in accordance with our expatriate benefit policy, and (vi) immediate vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) upon termination of employment, with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). If such termination of employment by us without cause or by Mr. T. Kim with good reason occurs within three months prior to or 18 months following a change in control, in addition to the benefits described in the preceding sentence, Mr. T. Kim will also be entitled to receive (i) an amount equal to his then current base salary, payable in a single cash lump sum following termination of employment, and (ii) an additional 6 months of payments of health benefit premiums as described in part (iii) of the preceding sentence. The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by Mr. T. Kim will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not the 2011 Equity Incentive Plan. As a condition to the receipt of payments and benefits under the Severance Agreement, Mr. T. Kim must comply with the terms of certain restrictive covenants, including a two-year post-termination non-competition covenant and perpetual non-disclosure and employee non-solicitation covenants.

Tae Jong Lee. We entered into an Offer Letter with Mr. TJ Lee, dated as of June 20, 2007, pursuant to which Mr. TJ Lee will be paid an initial base salary of 170,000,000 Korean won per year (subject to adjustment by our Board of Directors), a sign on bonus of 20,000,000 Korean won, a one-time relocation payment of 8,000,000 Korean won, and an initial annual incentive bonus with a target of 50% (subject to adjustment by our Board of Directors) of his base salary based on company performance and attainment of management objectives under a plan to be established and approved by the Company’s Board of Directors. Mr. TJ Lee is entitled to customary employee benefits as well as a monthly housing allowance of 3,600,000 Korean won and an annual children’s tuition reimbursement of up to 32,400,000 Korean won. Pursuant to his Offer Letter, Mr. TJ Lee will receive an initial grant of an option at a per share exercise price equal to the greater of $3.00 or the then fair market value to purchase an aggregate of 40,000 shares of the Company’s common stock. The option grants will become vested and exercisable over four years from the date of commencement of Mr. TJ Lee’s employment with MagnaChip Korea. We entered into a Severance Agreement with Mr. TJ Lee, dated as of November 3, 2015, which supersedes the severance provisions in Mr. TJ Lee’s Offer Letter. Under the Severance Agreement, if Mr. TJ Lee’s employment is terminated by us without cause or by him with good reason, in addition to accrued but unpaid salary, vested non-severance benefits under other Company benefit plans and statutory severance under Korean law, Mr. TJ Lee will be entitled to receive (i) an amount equal to his then current base salary, payable during the 12-month period following termination of employment,

(ii) continued housing payments for 12 months following termination of employment and (iii) immediate vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) upon termination of employment, with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). If such termination of employment by us without cause or by Mr. TJ Lee with good reason occurs within three months prior to or 18 months following a change in control, in addition to the benefits described in the preceding sentence, Mr. TJ Lee will also be entitled to receive an amount equal to his then current base salary, payable during the 12-month period following termination of employment. The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by Mr. TJ Lee will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not the 2011 Equity Incentive Plan. As a condition to the receipt of payments and benefits under the Severance Agreement, Mr. TJ Lee must comply with the terms of certain restrictive covenants, including a two-year post-termination non-competition covenant and perpetual non-disclosure and employee non-solicitation covenants.

Woung Moo Lee. We entered into an Offer Letter with Mr. WM Lee, dated as of October 16, 2013, pursuant to which Mr. WM Lee will be paid an initial base salary of 230,000,000 Korean won per year (subject to adjustment by our Board of Directors), and an initial annual incentive of up to 30% (subject to adjustment by our Board of Directors) of his base salary based on company performance and attainment of management objectives under a plan to be established and approved by the Company’s Board of Directors. Mr. WM Lee is entitled to customary employee benefits. Pursuant to his Offer Letter, Mr. WM Lee will receive an initial grant of an option to purchase an aggregate of 50,000 shares of the Company’s common stock. The option grants will become vested and exercisable over three years from the date of commencement of Mr. WM Lee’s employment with MagnaChip Korea. We entered into a Severance Agreement with Mr. WM Lee, dated as of November 3, 2015, which supersedes the severance provisions in Mr. WM Lee’s Offer Letter. Under the Severance Agreement, if Mr. WM Lee’s employment is terminated by us without cause or by him with good reason, in addition to accrued but unpaid salary, vested non-severance benefits under other Company benefit plans and statutory severance under Korean law, Mr. WM Lee will be entitled to receive (i) an amount equal to his then current base salary, payable during the 12-month period following termination of employment and (ii) immediate vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) upon termination of employment, with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). If such termination of employment by us without cause or by Mr. WM Lee with good reason occurs within three months prior to or 18 months following a change in control, in addition to the benefits described in the preceding sentence, Mr. WM Lee will also be entitled to receive an amount equal to his then current base salary, payable during the 12-month period following termination of employment. The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by Mr. WM Lee will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not the 2011 Equity Incentive Plan. As a condition to the receipt of payments and benefits under the Severance Agreement, Mr. WM Lee must comply with the terms of certain restrictive covenants, including a two-year post-termination non-competition covenant and perpetual non-disclosure and employee non-solicitation covenants.

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

Change in Control. The Committee has the authority to require that outstanding equity awards be assumed or replaced with substantially equivalent awards by the successor corporation or to cancel the outstanding awards in exchange for a payment in cash or other property equal to the fair market value of restricted units or the excess, if any, of the fair market value of the units subject to an option over the exercise price per unit of such option. For purposes of the foregoing, a “change in control” is generally defined as the acquisition by a person or entity of more than 51% of the combined voting power of our then outstanding voting securities or a sale or transfer of all or substantially all of our consolidated assets to a person or entity that is not our affiliate. The Severance Agreements with our named executive officers each provides that, in the event of a change in control, all outstanding and unvested equity awards (including, without limitation, stock options and RSUs) held by such executive will become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. The definition of change in control under such Severance Agreements is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of such Severance Agreement but not the 2011 Equity Incentive Plan.

The following tables present our estimate of the dollar value of the payments and benefits payable to our named executive officers upon the occurrence of certain terminations of their employment and upon a change in control, assuming that each such event occurred on December 31, 2016, and assuming a closing per share price of $6.20 on December 31, 2016. The disclosure in the following table does not include:

•	any accrued benefits that were earned and payable as of December 31, 2016; or

•	payments and benefits to the extent they are provided generally to all salaried employees and do not discriminate in scope, terms or operation in favor of the named executive officers.

Young-Joon Kim

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)(2)	Continuation of Benefits and Perquisites ($)(3)		Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	1,671,000	343,295	539,484	(4)	2,553,779
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	2,228,000	343,295	568,238	(5)	3,139,533
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—		—
Change in Control (without termination of employment)	—	343,295	—		343,295

(1)	Represents cash severance payments payable pursuant to the Severance Agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Pension Benefits for the Fiscal Year Ended December 31, 2016” for additional information.
(2)	Represents the value of immediate vesting of all outstanding stock options and RSUs pursuant to the Severance Agreement. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” for additional information.
(3)	Represents continuation of benefits and perquisites pursuant to the Severance Agreement and our expatriate benefit policy. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis—Perquisites and Other Benefits” for additional information. Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2016 benefits.

(4)	Includes the following continuation of benefits and perquisites for Mr. YJ Kim: (a) $144,851, which is housing expenses for Mr. YJ Kim’s housing lease; (b) $37,662 for reimbursement of tuition expenses for Mr. YJ Kim’s children; (c) $25,626 for Mr. YJ Kim’s home leave flights; (d) $57,510 for insurance premiums; (e) $77,084 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (f) $148,395 of estimated reimbursement for the difference between the actual tax and the hypothetical tax he will pay for the applicable fiscal year; and (g) $48,356 for estimated reimbursement of Korean tax.
(5)	Same as the total amount of Note (4) except $28,754 of insurance premiums for extended 6 months of insurance coverage periods.

Jonathan Kim

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)(2)	Continuation of Benefits and Perquisites ($)(3)		Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	700,000	265,054	211,656	(4)	1,176,710
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	1,050,000	265,054	229,634	(5)	1,544,687
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—
Change in Control (without termination of employment)	—	265,054			265,054

(1)	Represents cash severance payments payable pursuant to the Severance Agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Pension Benefits for the Fiscal Year Ended December 31, 2016” for additional information.
(2)	Represents the value of immediate vesting of all outstanding stock options and RSUs pursuant to the Severance Agreement. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” for additional information.
(3)	Represents continuation of benefits and perquisites pursuant to the Severance Agreement and our expatriate benefit policy. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis—Perquisites and Other Benefits” for additional information. Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2016 benefits.
(4)	Includes the following continuation of benefits and perquisites for Mr. J. Kim: (a) $21,728, which is housing expenses for Mr. J. Kim’s housing lease; (b) $12,670 for Mr. J. Kim’s home leave flights; (c) $35,956 for insurance premiums; (d) $74,564 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (e) $63,174 of estimated reimbursement for the difference between the actual tax and the hypothetical tax he will pay for the applicable fiscal year; and (f) $3,564 for estimated reimbursement of Korean tax.
(5)	Same as the total amount of Note (4) except $17,978 of insurance premiums for extended 6 months of insurance coverage periods.

Theodore Kim

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)(2)	Continuation of Benefits and Perquisites ($)(3)		Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	660,000	196,125	164,256	(4)	1,020,381
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	990,000	196,125	178,157	(5)	1,364,281
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—
Change in Control (without termination of employment)	—	196,125			196,125

(1)	Represents cash severance payments payable pursuant to the Severance Agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Pension Benefits for the Fiscal Year Ended December 31, 2016” for additional information.
(2)	Represents the value of immediate vesting of all outstanding stock options and RSUs pursuant to the Severance Agreement. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” for additional information.
(3)	Represents continuation of benefits and perquisites pursuant to the Severance Agreement and our expatriate benefit policy. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis—Perquisites and Other Benefits” for additional information. Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2016 benefits.
(4)	Includes the following continuation of benefits and perquisites for Mr. T. Kim: (a) $56,479, which is housing expenses for Mr. T. Kim’s housing lease; (b) $13,970 for Mr. T. Kim’s home leave flights; (c) $27,802 for insurance premiums; (d) $27,549 for other personal benefits (including personal use of a car service provided by the Company and living expenses); (e) $30,571 of estimated reimbursement for the difference between the actual tax and the hypothetical tax he will pay for the applicable fiscal year; and (f) $7,885 for estimated reimbursement of Korean tax.
(5)	Same as the total amount of Note (4) except $13,901 of insurance premiums for extended 6 months of insurance coverage periods.

Tae Jong Lee

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)(2)	Continuation of Benefits and Perquisites ($)(3)		Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	291,991	185,786	23,345	(4)	501,122
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	583,981	185,786	23,345	(5)	793,112
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—
Change in Control (without termination of employment)	—	185,786			185,786

(1)	Represents cash severance payments payable pursuant to the Severance Agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Pension Benefits for the Fiscal Year Ended December 31, 2016” for additional information.
(2)	Represents the value of immediate vesting of all outstanding stock options and RSUs pursuant to the Severance Agreement. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” for additional information.
(3)	Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2016 benefits.
(4)	Represents housing expenses for Mr. TJ Lee’s housing lease.
(5)	Same as the amount of Note (4).

Woung Moo Lee

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)(2)	Continuation of Benefits and Perquisites ($)(3)	Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	292,302	185,786	—	478,089
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	584,605	185,786	—	770,391
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—	—	—	—
Change in Control (without termination of employment)	—	185,786	—	185,786

(1)	Represents cash severance payments payable pursuant to the Severance Agreement, as well as certain statutory severance benefits under the Employee Retirement Benefit Security Act. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” and “—Pension Benefits for the Fiscal Year Ended December 31, 2016” for additional information.
(2)	Represents the value of immediate vesting of all outstanding stock options and RSUs pursuant to the Severance Agreement. See “—Agreements with Executives and Potential Payments Upon Termination or Change in Control” for additional information.
(3)	Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2016 benefits.

Pension Benefits for the Fiscal Year Ended December 31, 2016

In addition to the severance benefits described above, pursuant to the Employee Retirement Benefit Security Act, certain executive officers resident in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. The base statutory severance accrues at the rate of approximately one month of base salary per year of service and is calculated on a monthly basis based upon the officer’s salary for the prior three-month period. Accordingly, if the named executive officers in the following table had retired on the last day of our fiscal year ended December 31, 2016, they would have been entitled to the statutory severance payments described below. Assuming no change in the applicable law, each of these executives will continue to accrue additional statutory severance benefits at the rate described above until his or her service with us terminates.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During the Last Fiscal Year
Young Joon Kim	Statutory Severance	4	163,374	—
Jonathan Kim	Statutory Severance	3	79,327	—
Theodore Kim	Statutory Severance	4	85,793	—
Tae Jong Lee	Statutory Severance	10	225,256	—
Woung Moo Lee	Statutory Severance	3	76,426	—

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Director Compensation for the Fiscal Year Ended December 31, 2016

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(9)	Option Awards ($)(10)		Total ($)
Michael Elkins	69,582	(2)	94,916	102,521	(11)	267,019
Melvin Keating	134,630	(3)	59,999	65,894	(12)	260,523
Randal Klein(1)	—			—		—
Ilbok Lee	208,926	(4)	94,916	102,521	(11)	406,363
Camillo Martino	130,146	(5)	59,999	65,894	(12)	256,039
R. Douglas Norby	129,393	(6)	34,916	36,628	(13)	200,938
Nader Tavakoli	216,746	(7)	94,916	102,521	(11)	414,183
Gary Tanner	289,444	(8)	94,916	102,521	(11)	486,881

(1)	This director did not receive any compensation in 2016.
(2)	Consists of an annual retainer of $66,925 paid to independent directors plus an additional $8,014 for serving as Board Chairman, an additional $11,401 for serving as the chair of our Compensation Committee, an additional $1,068 for serving as a member of our Compensation Committee, an additional $8,730 for serving as a member of our Audit Committee, an additional $3,444 for serving as a member of our Nominating and Corporate Governance Committee and an additional $15,000 in meeting fees pursuant to our director compensation policy each for services performed from January 1, 2016 through September 8, 2016 when Mr. Elkins resigned from our Board of Directors. In 2016, Mr. Elkins returned $45,000 for serving as Lead Director paid by the Company in 2015 due to our Board of Director’s decision not to appoint a Lead Director for 2015.

(3)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $20,479 for serving as the chair of our Audit Committee, an additional $1,151 for serving as a member of our Audit Committee, each partially paid in advance for serving as a non-employee director and as a committee chair or committee member from the date of our 2016 annual meeting through the date of our 2017 annual meeting, an additional $3,000 in meeting fees, and an additional $20,000 in Advisory Committee fees pursuant to our director compensation policy.
(4)	Consists of an annual retainer of $142,377 paid to independent directors, consisting of $52,377 for serving as a non-employee director from January 1, 2016 through July 31, 2016 and $90,000 paid in advance for serving as a non-employee director from the date of our 2016 annual meeting until our 2017 annual meeting, plus an additional $15,820 for serving as the chair of our Nominating and Corporate Governance Committee, an additional $15,820 for serving as a member of our Compensation Committee, an additional $7,910 for serving as a member of our Risk Committee, each partially paid in advance for serving as a committee chair and committee member from January 1, 2016 until our 2017 annual meeting, and an additional $27,000 in meeting fees pursuant to our director compensation policy.
(5)	Consists of an annual retainer of $90,000 paid to independent directors plus an additional $12,288 for serving as the chair of our Compensation Committee, an additional $767 for serving as a member of our Compensation Committee, an additional $4,091 for serving as a member of our Nominating and Corporate Governance Committee, each partially paid in advance for serving as a non-employee director and as a committee chair or committee member from the date of our 2016 annual meeting through the date of our 2017 annual meeting, an additional $3,000 in meeting fees, and an additional $20,000 in Advisory Committee fees pursuant to our director compensation policy.
(6)	Consists of an annual retainer of $52,377 paid to independent directors plus an additional $43,648 for serving as Board Chairman, an additional $14,549 for serving as the chair of our Audit Committee, an additional $2,910 for serving as a member of our Nominating and Corporate Governance Committee, an additional $2,910 for serving as a member of our Risk Committee, each for serving as a non-employee director, as Board Chairman, and as a committee chair or committee member from January 1, 2016 through July 31, 2016, and an additional $13,000 in meeting fees pursuant to our director compensation policy.
(7)	Consists of an annual retainer of $142,377 paid to independent directors, consisting of $52,377 for serving as a non-employee director from January 1, 2016 through July 31, 2016 and $90,000 paid in advance for serving as a non-employee director from the date of our 2016 annual meeting until our 2017 annual meeting, plus an additional $15,820 for serving as the chair of our Risk Committee, an additional $23,730 for serving as a member of our Audit Committee, an additional $15,820 for serving as a member of our Compensation Committee, each partially paid in advance for serving as a committee chair and committee member from January 1, 2016 until our 2017 annual meeting, and an additional $19,000 in meeting fees pursuant to our director compensation policy.
(8)	Consists of an annual retainer of $142,377 paid to independent directors, consisting of $52,377 for serving as a non-employee director from January 1, 2016 through July 31, 2016 and $90,000 paid in advance for serving as a non-employee director from the date of our 2016 annual meeting until our 2017 annual meeting, plus an additional $61,433 for serving as Board Chairman, an additional $2,712 for serving as the chair of our Compensation Committee, an additional $23,730 for serving as a member of our Audit Committee, an additional $8,192 for serving as a member of our Compensation Committee, an additional $5,000 for serving as a member of our Nominating and Corporate Governance Committee, each partially paid in advance for serving as Board Chairman, as a committee chair and as committee member from January 1, 2016 until our 2017 annual meeting, an additional $26,000 in meeting fees, and an additional $20,000 in Advisory Committee fees pursuant to our director compensation policy.
(9)	Represents the grant date fair value of RSUs granted in 2016. As of December 31, 2016, Mr. Elkins held 22,020 RSUs in the aggregate, of which 22,020 had vested as of December 31, 2016, Mr. Keating held 8,119 RSUs in the aggregate, of which none of RSUs had vested as of December 31, 2016, Dr. Lee held 30,139 RSUs in the aggregate, of which 22,020 had vested as of December 31, 2016, Mr. Martino held 8,119 RSUs in the aggregate, of which none of RSUs had vested as of December 31, 2016, Mr. Norby held 22,020 RSUs in the aggregate, of which 22,020 had vested as of December 31, 2016, Mr. Tavakoli held 30,139 RSUs in the aggregate, of which 22,020 had vested as of December 31, 2016 and Mr. Tanner held 19,841 RSUs in the aggregate, of which 11,722 had vested as of December 31, 2016. Mr. Klein, our other non-employee director as of December 31, 2016, did not hold any outstanding stock or option awards as of December 31, 2016.
(10)	Represents grant date fair value determined in accordance with FASB ASC 718. See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies—Stock-Based Compensation,” and Note 13 “Equity Incentive Plans” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” in the Original 10-K Filing. As of December 31, 2016, Mr. Elkins held aggregate options to purchase 154,856 shares of our common stock, of which 154,856 shares subject to the options had vested as of December 31, 2016, Mr. Keating held aggregate options to purchase 37,904 shares of our common stock, of which none of shares subject to the options had vested as of December 31, 2016, Dr. Lee held aggregate options to purchase 192,760 shares of our common stock, of which 154,856 shares subject to the options had vested as of December 31, 2016, Mr. Martino held aggregate options to purchase 37,094 shares of our common stock, of which none of shares subject to the options had vested as of December 31, 2016, Mr. Norby held aggregate options to purchase 174,856 shares of our common stock, of which 174,856 shares subject to the options had vested as of December 31, 2016, Mr. Tavakoli held aggregate options to purchase 200,960 shares of our common stock, of which 163,056 shares subject to these options had vested as of December 31, 2016 and Mr. Tanner held aggregate options to purchase 81,284 shares of our common stock, of which 43,380 shares subject to the options had vested as of December 31, 2016. Mr. Klein, our other non-employee director as of December 31, 2016, did not hold any outstanding stock or option awards as of December 31, 2016.
(11)	Consists of an option grant to the independent director to purchase 29,478 shares of common stock issued on March 11, 2016 under the 2011 Plan at an exercise price of $5.53 for serving as a non-employee director from January 1, 2016 through July 31, 2016 plus an option grant to the independent director to purchase 37,904 shares of common stock issued on August 8, 2016 under the 2011 Plan at an exercise price of $7.39 for serving as a non-employee director from the date of our 2016 annual meeting through the date of our 2017 annual meeting.
(12)	Consists of an option grant to the independent director to purchase 37,904 shares of common stock issued on August 8, 2016 under the 2011 Plan at an exercise price of $7.39 for serving as a non-employee director from the date of our 2016 annual meeting through the date of our 2017 annual meeting.

(13)	Consists of an option grant to the independent director to purchase 29,478 shares of common stock issued on March 11, 2016 under the 2011 Plan at an exercise price of $5.53 for serving as a non-employee director from January 1, 2016 through July 31, 2016.

Further Information Regarding Director Compensation

Under our director compensation policy in effect in 2016, (i) each non-employee director received a fee of $90,000 per year; (ii) the chairman of the Board received an additional fee of $75,000 per year; (iii) the chair of our Audit Committee received an additional fee of $25,000 per year; (iv) the chair of our Compensation Committee received an additional fee of $15,000 per year; (v) the chair of our Nominating and Corporate Governance Committee and the chair of our Risk Committee each received an additional fee of $10,000 per year; (vi) each member of our Audit Committee received an additional $15,000 per year, each member of Compensation Committee received an additional $10,000 per year and each member of our Nominating and Corporate Governance Committee and Risk Committee received an additional fee of $5,000 per year per committee; (vii) upon election to the Board of Directors, each non-employee director will be granted, pursuant to the Company’s equity incentive plan as in effect at such time, an option having a grant date fair value equal to $60,000, at an exercise price per share determined as the fair market value of a share on the date of grant and with vesting over one year at a rate of 100% on the first anniversary of grant, and a restricted stock unit award having a grant date fair value equal to $60,000 with vesting over one year at a rate of 100% on the first anniversary of grant, with such grants to be made on the earlier of (A) the meeting date of the Company’s Annual Meeting of Stockholders for such year and (B) August 31 of such year; and (viii) if a non-employee director’s initial appointment to the Board occurs other than at an Annual Meeting of Stockholders of the Company, such director will be granted, pursuant to the Company’s equity incentive plan as in effect at such time, an option (at an exercise price per share determined as the fair market value of a share on the date of grant) and a restricted stock unit award having an aggregate grant date fair value equal to $120,000 multiplied by the quotient of the number of days elapsed from the date of initial appointment to the date of the Company’s next Annual Meeting of Stockholders (or, if earlier, August 31 of such year) divided by 365 (with each of the option and the restricted stock unit award to comprise 50% of such total grant), with such grants to vest 100% on the date of the Company’s next Annual Meeting of Stockholders (or, if earlier, August 31 of such year). In 2016, the Company changed the timing of payment of its annual and committee service fees to non-employee directors such that each of the cash payments referenced in the preceding sentences was paid on the meeting date of the Company’s 2016 Annual Meeting of Stockholders for the annual period of service beginning on such meeting date and continuing through the date of the 2017 Annual Meeting of Stockholders. As a result, the Company also made a prorated payment of director fees owed for the period from January 1, 2016 through July 31, 2016. Effective January 2017, the cash payments referenced above will be paid in quarterly installments for any fiscal quarter during which a non-employee director serves on the Board of Directors. Our non-employee directors also receive certain fees for attending meetings of the Board of Directors, the standing committees on which they serve and certain ad hoc committees on which they serve, including a fee of $10,000 for each on-site visit to the Company’s Korean headquarters made by a member of the Advisory Committee of the Board of Directors. Our director compensation policy in effect for 2016 also provided that the Lead Director of the Board, if any, would receive an additional fee of $45,000 per year. No Lead Director was appointed for 2016. Mr. Klein is required by the internal policy of his employer, Avenue, to waive all compensation under the policy on a year-by-year basis. The Board of Directors accepted his waiver of all compensation under the policy for his services as director during the year 2016.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been an officer or employee of our Company during the last fiscal year. During 2016, decisions regarding executive officer compensation were made by our Compensation Committee. Mr. YJ Kim, our Chief Executive Officer, participated in deliberations of our Compensation Committee regarding the determination of compensation of our executive officers other than himself for 2016 and prior periods. None of our executive officers currently serves, or in the past has served, as a member of the board of directors or the compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as set forth above under “Compensation Discussion and Analysis” with our management and, based on such review and discussion, has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2016.

The foregoing report was submitted by the Compensation Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act and shall not be incorporated by reference in any of our other filings under the Securities Act or Exchange Act except to the extent we specifically incorporate this report therein.

Members of the Committee:

Camillo Martino, Chair

Ilbok Lee

Gary Tanner

Nader Tavakoli

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our outstanding common stock for: (1) each person or entity known to us to beneficially own more than 5% of any class of our outstanding securities; (2) each member of our Board of Directors; (3) each of our named executive officers; and (4) all of the members of our Board of Directors and executive officers, as a group. The following tables list the number of shares and percentage of shares beneficially owned based on 33,553,688 shares of common stock outstanding as of March 31, 2017.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Principal Stockholders
Funds managed by Brigade Capital Management, LP(2)	5,855,621	17.5%
Funds managed by Avenue Capital Management II, L.P.(3)	4,088,978	12.2%
Funds managed by Engaged Capital, LLC(4)	4,058,667	12.1%
Funds managed by North Run Advisors, LLC(5)	3,400,000	10.1%
Funds managed by Capital World Investors(6)	2,355,000	7.0%

Directors and Executive Officers
Melvin Keating	6,500	*
Randal Klein(7)	—	—
Ilbok Lee(8)	176,876	*
Camillo Martino	8,000	*
Gary Tanner(9)	55,102	*
Nader Tavakoli(10)	190,626	*
Young-Joon Kim(11)	314,883	*
Jonathan Kim(12)	138,658	*
Theodore Kim(13)	115,616	*
Tae Jong Lee(14)	157,716	*
Woung Moo Lee(15)	107,716	*
Directors and Officers as a group (11 persons)(16)	1,271,693	3.7%

*	Less than one percent
(1)	Includes any outstanding common stock held and, to the extent applicable, shares issuable upon the exercise or conversion of any securities that are exercisable or convertible within 60 days of March 31, 2017.
(2)

Based on the information contained in an Amendment No. 2 to Schedule 13G filed with the SEC on January 20, 2017 by Brigade Capital Management, LP (“Brigade Capital”), Brigade Capital Management GP, LLC (“Bridge Capital Management”), Brigade Leveraged Capital Structures Fund Ltd. (“Brigade Fund”) and Donald E. Morgan, III. Each of Brigade Capital, Brigade Capital Management, Bridge Fund and Mr. Morgan may be deemed to beneficially own the shares of common stock listed in the table above and has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of such shares (except that Brigade Fund beneficially owns, and shares power to vote or to direct the vote and shares power to dispose or to direct the disposition of, 4,856,227 of such shares). The shares of common stock listed in the table above includes 5.00% Exchangeable Senior Notes due 2021 issued by MagnaChip Semiconductor S.A. (the “Exchangeable Senior Notes”) that are exchangeable at the option of the holder into 2,725,621 shares of our common stock. The Exchangeable Senior Notes are subject to a blocker provision that precludes Brigade Capital and its affiliates from converting the Exchangeable Senior Notes to the extent that Brigade Capital and its affiliates would beneficially own (as determined in accordance with Section 13(d) of the Exchange Act) in excess of 12.49% of our common stock outstanding immediately after giving effect to such conversion. The business address of each of Brigade Capital, Bridge Capital Management and Mr. Morgan is 399 Park Avenue, 16th Floor, New York, New York 10022. The business address of Brigade Fund is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9007, Cayman Islands.
(3)	Based on information contained in an Amendment No. 4 to Schedule 13G filed with the SEC on February 12, 2016 by Avenue Partners, LLC (“Avenue Partners”), Avenue Capital Management II, L.P. (“Avenue Capital Management”), Avenue Capital Management II GenPar, LLC (“Avenue Capital Management GenPar”) and Marc Lasry. Avenue Partners is the general partner of Avenue Investments, L.P. (“Avenue Investments”) and the sole shareholder of Avenue International Master GenPar, Ltd. (“Avenue International GenPar”), the general partner of Avenue International Master, L.P. (“Avenue International Master”), with respect to the common stock held by Avenue Investments and Avenue International, Ltd. (“Avenue International”). Avenue Capital Management is the investment manager to Avenue Investments, Avenue International, Avenue-CDP Global Opportunities Fund, L.P. (“Avenue-CDP”), Avenue PPF Opportunities Fund, L.P. (“Avenue PPF”), Avenue Special Situations Fund IV, L.P. (“Avenue Fund IV”), Avenue Special Situations Fund V, L.P. (“Avenue Fund V”) and Avenue Entrust Customized Portfolio SPC on behalf of and for the account of Avenue US/Europe Distressed Segregated Portfolio (“Avenue Entrust) (collectively, the “Funds”). Avenue Capital Management GenPar is the general partner of Avenue Capital Management. Mr. Lasry is the managing member of Avenue Partners and Avenue Capital Management GenPar.

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

Avenue International GenPar, Avenue Partners, Avenue Capital Management, Avenue Capital Management GenPar and Mr. Lasry have the shared power to vote and dispose of the shares of common stock held by the Funds. The address for Avenue Partners, Avenue Capital Management, Avenue Capital Management GenPar and Mr. Lasry is 399 Park Avenue, 6th Floor, New York, NY 10022.

(4)

Based on information contained in an Amendment No. 6 to Schedule 13D filed with the SEC on January 13, 2017 by (i) Engaged Capital Flagship Master Fund, LP (“Engaged Capital Flagship Master”), a Cayman Islands exempted limited partnership formerly known as Engaged Capital Master Feeder II, LP, with respect to the Shares directly and beneficially owned by it, (ii) Engaged Capital Flagship Fund, LP (“Engaged Capital Fund”), a Delaware limited partnership formerly known as Engaged Capital II, LP, as a feeder fund of Engaged Capital Flagship Master, (iii) Engaged Capital Flagship Fund, Ltd. (“Engaged Capital Offshore”), a Cayman Islands exempted company formerly known as Engaged Capital II Offshore Ltd., as a feeder fund of Engaged Capital Flagship Master, (iv) Engaged Capital, LLC, a Delaware limited liability company (“Engaged Capital”), as the general partner and investment adviser of Engaged Capital Flagship Master and the investment adviser of a certain managed account (the “Engaged Capital Account”), (v) Engaged Capital Holdings, LLC, a Delaware limited liability company (“Engaged Holdings”), as the managing member of Engaged Capital and (vi) Glenn W. Welling, as the Founder and Chief Investment Officer (“CIO”) of Engaged Capital and the sole member of Engaged Holdings. Engaged Capital Flagship Master beneficially owns 3,710,817 of the shares of common stock listed in the table above, which includes 605,693 shares of common stock issuable upon the conversion of the Exchangeable Senior Notes. Engaged Capital Flagship Master and the Engaged Capital Account own Exchangeable Senior Notes convertible into 544,674 shares of our common stock and 61,019 shares of our common stock, respectively. The Exchangeable Senior Notes are subject to a blocker provision that precludes a holder and its affiliates from converting the Exchangeable Senior Notes to the extent that such holder and its affiliates would beneficially own (as determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of our common stock outstanding immediately after giving effect to such conversion. Each of Engaged Capital Fund and Engaged Capital Offshore, as feeder funds of Engaged Capital Flagship Master, may be deemed to beneficially own the 3,710,817 shares beneficially owned directly by Engaged Capital Flagship Master. 347,850 of the shares of common stock listed in the table above were held in the

Engaged Capital Account. Engaged Capital, as the general partner and investment adviser of Engaged Capital Flagship Master and the investment adviser of the Engaged Capital Account, may be deemed to beneficially own the common shares directly beneficially owned in the aggregate by Engaged Capital Flagship Master and held in the Engaged Capital Account. Engaged Holdings, as the managing member of Engaged Capital, may be deemed to beneficially own the shares of common stock directly beneficially owned in the aggregate by Engaged Capital Flagship Master and held in the Engaged Capital Account. Mr. Welling, as the Founder and CIO of Engaged Capital and sole member of Engaged Holdings, may be deemed to beneficially own the shares of common stock directly beneficially owned in the aggregate by Engaged Capital Flagship Master and held in the Engaged Capital Account. By virtue of their respective positions with Engaged Capital Flagship Master, each of Engaged Capital Fund, Engaged Capital Offshore, Engaged Capital, Engaged Holdings and Mr. Welling may be deemed to have sole power to vote and dispose of the shares of common stock owned by Engaged Capital Flagship Master. By virtue of their respective positions with the Engaged Capital Account, each of Engaged Capital, Engaged Holdings and Mr. Welling may be deemed to have sole power to vote and dispose of the Shares held in the Engaged Capital Account. Each of Engaged Capital Flagship Master, Engaged Capital Fund, Engaged Capital Offshore, Engaged Capital, Engaged Holdings and Mr. Welling specifically disclaims beneficial ownership of the securities listed herein that he or it does not directly own. The business address of each of Engaged Capital Flagship Master and Engaged Capital Offshore is c/o Codan Trust Company (Cayman) Ltd., Cricket Square, Hutchins Drive, P.O. Box 2681, Grand Cayman KY1-1111, Cayman Islands. The business address of each of Engaged Capital Fund, Engaged Capital, Engaged Holdings and Mr. Welling is 610 Newport Center Drive, Suite 250, Newport Beach, California 92660.
(5)	Based on the information contained in a Schedule 13G filed with the SEC on February 12, 2016 by North Run Advisors, LLC (“North Run”), North Run Capital, LP (“North Run Capital”), Todd B. Hammer and Thomas B. Ellis. Each of North Run, North Run Capital, Mr. Hammer and Mr. Ellis may be deemed the beneficial owner of all of the shares of common stock listed in the table above and has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of such shares. The business address of each is One International Place, Suite 2401 Boston, MA 02110.
(6)	Based on information contained in an Amendment No. 1 to Schedule 13G filed with the SEC on February 13, 2017 by Capital World Investors (“Capital World”), a division of Capital Research and Management Company (“CRMC”). Capital World is deemed to be the beneficial owner of the shares of common stock listed in the table above as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Capital World may be deemed to have sole power to vote and dispose of the shares of common stock listed in the table above. One or more clients of Capital World have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, shares of common stock. Capital World holds more than five percent of the outstanding common stock as of December 30, 2016 on behalf of SMALLCAP World Fund, Inc. The business address for Capital World is 333 South Hope Street Los Angeles, CA 90071.
(7)	The address for Mr. Klein is 399 Park Avenue, 6th Floor, New York, NY 10022.
(8)	Represents 15,706 shares of common stock, options to purchase 154,856 shares of common stock and 6,314 shares of common stock subject to restricted stock units (“RSUs”) that will be vested and may be exercised or settled, as applicable, as of May 30, 2017.
(9)	Represents 5,408 shares of common stock, options to purchase 43,380 shares of common stock and 6,314 shares of common stock subject to RSUs that will be vested and may be exercised or settled, as applicable, as of May 30, 2017.
(10)	Represents 21,256 shares of common stock, options to purchase 163,056 shares of common stock and 6,314 shares of common stock subject to RSUs that will be vested and may be exercised or settled, as applicable, as of May 30, 2017.
(11)	Represents 39,375 shares of common stock and options to purchase 275,508 shares of common stock that will be vested as of May 30, 2017.
(12)	Represents 30,375 shares of common stock and options to purchase 108,283 shares of common stock that will be vested and may be exercised as of May 30, 2017.
(13)	Represents 22,500 shares of common stock and options to purchase 93,116 shares of common stock that will be vested and may be exercised as of May 30, 2017.

(14)	Represents 40,800 shares of common stock and options to purchase 116,916 shares of common stock that will be vested and may be exercised as of May 30, 2017.
(15)	Represents 19,800 shares of common stock and options to purchase 87,916 shares of common stock that will be vested and may be exercised as of May 30, 2017.
(16)	Our directors and executive officers as of March 31, 2017 as a group beneficially own 1,271,693 shares of common stock or 3.7%, which represents 209,720 shares of common stock, options to purchase 1,043,031 shares of common stock and 18,942 shares of common stock subject to RSUs that will be vested and may be exercised or settled, as applicable, as of May 30, 2017.

Equity Compensation Plan Table

The following table provides information as of December 31, 2016, regarding securities authorized for issuance under the Company’s compensation plans. The Company’s compensation plans include the 2009 Plan, the 2011 Plan, and the Purchase Plan. The numbers in the following table do not include options or shares that may be added to the issuable amounts under the 2011 Plan or the Purchase Plan, respectively, after December 31, 2016, in accordance with the terms of the respective plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants or rights		(b) Weighted-average exercise price of outstanding options, warrants or rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,947,145	(1)	$9.23	(1)	556,949	(2)
Equity compensation plans not approved by security holders	—		—		—
Total:	3,947,145				556,949

(1)	Comprised of (a) stock options to purchase 524,399 shares of common stock under the 2009 Plan, at a weighted average exercise price of $6.44 per share, (b) stock options to purchase 2,904, 266 shares of common stock under the 2011 Plan, at a weighted average exercise price of $9.74 per share, and (c) 518,480 shares of common stock subject to restricted stock units under the 2011 Plan. There are no outstanding securities under the suspended Purchase Plan.
(2)	Excludes 1,163,880 shares of common stock that remain available as of December 31, 2016, for future issuance under the suspended Purchase Plan.

For more information on our 2009 Plan, 2011 Plan and Purchase Plan, please see the narrative disclosure following “Item 11: Executive Compensation—Grants of Plan-Based Awards for fiscal year 2016” above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions Policy

Under our Related Person Transactions Policy, transactions involving our directors, executive officers, significant stockholders and other related persons that involve an amount in excess of $120,000 must be approved by the Company’s Audit Committee or, in the event it is determined that it is not practicable or desirable for the Company to wait until the next meeting of the full Audit Committee, the Chair of the Audit Committee (who possesses delegated authority to act between Audit Committee meetings). The Audit Committee (or the Chair of the Audit Committee, as applicable) will consider all of the relevant facts and circumstances available to it, including (if applicable) but not limited to: the benefits to the Company; the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The Audit Committee may seek bids, quotes or independent valuations from third parties in connection with assessing any related person transaction. The Audit Committee (or the Chair of the Audit Committee, as applicable) will approve only those transactions that are in, or are not inconsistent with, the best interests of the Company, as the Audit Committee (or the Chair of the Audit Committee, as applicable) determines in good faith.

Registration Rights Agreement

On November 9, 2009, we entered into a registration rights agreement with the holders of MagnaChip Semiconductor LLC’s common units issued in our reorganization proceedings, including Avenue, where we granted them registration rights with respect to our common stock for which the Company may incur fees and expenses in connection with the exercise of such registration rights.

Exchangeable Notes Offering Stock Repurchase

On January 17, 2017, the Company’s wholly-owned subsidiary, MagnaChip Semiconductor S.A. (the “Issuer”), closed an offering (the “Exchangeable Notes Offering”) of $86.25 million aggregate principal amount of the Exchangeable Senior Notes.

Engaged Capital Flagship Master Fund, LP (“Engaged Capital Flagship Master Fund”), a fund for whom Engaged Capital, LLC (“Engaged Capital”) serves as investment advisor, purchased $4,496,288 principal amount of the Issuer’s Exchangeable Senior Notes in the Exchangeable Notes Offering. Funds managed by Engaged Capital beneficially own approximately 12.1% of the Company’s common stock (subject to certain blocker provisions in the Exchangeable Senior Notes that may limit conversion to an aggregate of 9.99% of the Company’s common stock). In connection with the Exchangeable Notes Offering, the Company also repurchased 347,850 and 52,150 shares of the Company’s common stock from Engaged Capital Flagship Master Fund, and a managed account for which Engaged Capital serves as investment adviser, respectively, at an aggregate purchase price of $2.21 million and $0.33 million, respectively.

Director Independence

The Board of Directors reviews the independence of each director annually. In determining the independence of our directors, our Board of Directors considered Section 303A of the NYSE listing standards and broadly considered the materiality of each director’s relationship with us. Based upon the foregoing criteria, our Board of Directors has determined that the following directors are independent: Mr. Melvin L. Keating,, Dr. Ilbok Lee, Mr. Camillo Martino, Mr. Gary Tanner and Mr. Nader Tavakoli. Our Board of Directors also determined that R. Douglas Norby and Michael Elkins, each of whom served as a director during 2016, were independent based upon the foregoing criteria. In making such determination of independence for Mr. Elkins under the applicable NYSE independence standards, the Board of Directors specifically considered Mr. Elkins’ previous employment and consulting arrangement with Avenue.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed or expected to be billed for professional services rendered by Samil PricewaterhouseCoopers and its affiliates for the years ended December 31, 2016 and 2015.

	Year Ended December 31
	2016	2015
	(in millions)
Audit fees	$1.2	$1.6
Audit Related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$1.2	$1.6

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1-1	Amendment No. 1 dated as of March 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 2, 2016).

4.1-2	Amendment No. 2 dated as of September 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, as previously amended by the Amendment No.1 to the Rights Agreement, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 2, 2016).

4.2	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.3	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.4	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.5	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

Exhibit No.	Exhibit Description

4.6^	Indenture, dated as of January 17, 2017, among MagnaChip Semiconductor S.A., as issuer, MagnaChip Semiconductor Corporation, as guarantor, and U.S. Bank National Association, as trustee

4.7^	Form of 5.00% Exchangeable Senior Note due 2021 and note guarantee (included in Exhibit 4.6)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016).

10.18	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.28-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.27*	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe (incorporated by reference to Exhibit 10.29-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.28*	Separation Agreement, effective June 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2015).

10.29*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.29-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

Exhibit No.	Exhibit Description

10.30*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.32-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.33*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.33-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

10.34-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.35*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.36*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.37*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

Exhibit No.	Exhibit Description

10.43	Settlement Agreement, dated as of May 26, 2016, by and among MagnaChip Semiconductor Corporation, Engaged Capital, LLC, Engaged Capital Master Feeder I, LP, Engaged Capital Master Feeder II, LP, Engaged Capital I, LP, Engaged Capital I Offshore, Ltd., Engaged Capital II, LP, Engaged Capital II Offshore Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016).

12.1^	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1^	Consent of Samil PricewaterhouseCoopers

31.1^	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.3#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
^	Previously filed with the Original 10-K Filing
#	Filed herewith
†	Previously furnished with the Original 10-K Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	May 1, 2017

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors
of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010
(Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Rights Agreement, dated as of March 5, 2015, between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Terms attached thereto as Exhibits A, B and C, respectively (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1-1	Amendment No. 1 dated as of March 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 2, 2016).

4.1-2	Amendment No. 2 dated as of September 2, 2016, to the Rights Agreement between MagnaChip Semiconductor Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, as previously amended by the Amendment No.1 to the Rights Agreement, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 2, 2016).

4.2	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.3	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.4	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.5	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

4.6^	Indenture, dated as of January 17, 2017, among MagnaChip Semiconductor S.A., as issuer, MagnaChip Semiconductor Corporation, as guarantor, and U.S. Bank National Association, as trustee

4.7^	Form of 5.00% Exchangeable Senior Note due 2021 and note guarantee (included in Exhibit 4.6)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines
Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to
Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016).

Exhibit No.	Exhibit Description

10.18	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants)
(incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Advisory Services and Separation Agreement, dated April 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Young Hwang (incorporated by reference to Exhibit 10.28-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.27*	Advisory Services and Separation Agreement, effective May 28, 2015, by and between MagnaChip Semiconductor, Inc. and Brent Rowe (incorporated by reference to Exhibit 10.29-1 to our Annual Report on Form 10-K filed on May 28, 2015).

10.28*	Separation Agreement, effective June 30, 2015, by and between MagnaChip Semiconductor, Ltd. (Korea) and Heung Kyu Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2015).

10.29*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.29-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.30*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.31*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

Exhibit No.	Exhibit Description

10.32-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.33*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.33-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.34*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

10.34-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.35*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.36*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.37*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.40*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.41*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.42*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.43	Settlement Agreement, dated as of May 26, 2016, by and among MagnaChip Semiconductor Corporation, Engaged Capital, LLC, Engaged Capital Master Feeder I, LP, Engaged Capital Master Feeder II, LP, Engaged Capital I, LP, Engaged Capital I Offshore, Ltd., Engaged Capital II, LP, Engaged Capital II Offshore Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016).

12.1^	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1^	Consent of Samil PricewaterhouseCoopers

31.1^	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit Description

31.2^	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.3#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
^	Previously filed with the Original 10-K Filing
#	Filed herewith
†	Previously furnished with the Original 10-K Filing