Form 10-Q
period 2017-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2017-05-09
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2017, the registrant had 33,886,153 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and March 31, 2016	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and March 31, 2016	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2017 and March 31, 2016	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and March 31, 2016	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II OTHER INFORMATION		46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	47

SIGNATURES		48

PART I—FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$132,627	$83,355
Restricted cash (Note 12)	—	18,251
Accounts receivable, net	81,700	61,775
Inventories, net	60,969	57,048
Other receivables	6,639	5,864
Prepaid expenses	12,492	8,137
Hedge collateral	5,400	3,150
Other current assets	5,282	5,113

Total current assets	305,109	242,693

Property, plant and equipment, net	190,699	179,793
Intangible assets, net	3,407	3,085
Long-term prepaid expenses	10,115	9,556
Deferred income tax assets	188	193
Other non-current assets	5,213	6,632

Total assets	$514,731	$441,952

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,814	$51,509
Other accounts payable	9,463	12,272
Accrued expenses	55,688	60,365
Deferred revenue	11,924	11,092
Deposits received (Note 12)	271	16,549
Other current liabilities	894	1,654

Total current liabilities	134,054	153,441

Long-term borrowings, net	301,875	221,082
Accrued severance benefits, net	139,948	129,225
Other non-current liabilities	9,430	10,318

Total liabilities	585,307	514,066

Commitments and Contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,927,897 shares issued and 33,553,688 outstanding at March 31, 2017 and 41,627,103 shares issued and 35,048,338 outstanding at December 31, 2016	419	416
Additional paid-in capital	132,705	130,189
Accumulated deficit	(82,087)	(125,825)
Treasury stock, 8,374,209 shares at March 31, 2017 and 6,578,765 shares at December 31, 2016	(102,319)	(90,918)
Accumulated other comprehensive income (loss)	(19,294)	14,024

Total stockholders’ deficit	(70,576)	(72,114)

Total liabilities and stockholders’ equity	$514,731	$441,952

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands of US dollars, except share data)
Net sales	$161,710	$148,105
Cost of sales	120,140	113,856

Gross profit	41,570	34,249

Operating expenses
Selling, general and administrative expenses	23,148	19,952
Research and development expenses	17,958	17,815
Restructuring gain and other	(17,010)	(7,785)
Early termination charges	11,107	—

Total operating expenses	35,203	29,982

Operating income	6,367	4,267

Interest expense	(5,173)	(4,057)
Foreign currency gain, net	41,786	8,195
Other income, net	1,611	535

Income before income taxes	44,591	8,940

Income tax expenses	853	815

Net income	$43,738	$8,125

Earnings per common share—
Basic	$1.30	$0.23
Diluted	$1.05	$0.23
Weighted average number of shares—
Basic	33,662,297	34,698,904
Diluted	42,892,044	34,918,568

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands of US dollars)
Net income	$43,738	$8,125

Other comprehensive loss
Foreign currency translation adjustments	(35,324)	(6,020)
Derivative adjustments
Fair valuation of derivatives	2,503	65
Reclassification adjustment for gain on derivatives included in net income	(497)	—

Total other comprehensive loss	(33,318)	(5,955)

Total comprehensive income	$10,420	$2,170

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Total
(In thousands of US dollars, except share data)	Shares	Amount
Three Months Ended March 31, 2017:
Balance at January 1, 2017	35,048,338	$416	$130,189	$(125,825)	$(90,918)	$14,024	$(72,114)
Stock-based compensation	—	—	830	—	—	—	830
Exercise of stock options	233,802	2	1,687	—	—	—	1,689
Settlement of restricted stock units	66,992	1	(1)	—	—	—	—
Acquisition of treasury stock	(1,795,444)	—	—	—	(11,401)	—	(11,401)
Other comprehensive loss, net	—	—	—	—	—	(33,318)	(33,318)
Net income	—	—	—	43,738	—	—	43,738

Balance at March 31, 2017	33,553,688	$419	$132,705	$(82,087)	$(102,319)	$(19,294)	$(70,576)

Three Months Ended March 31, 2016:
Balance at January 1, 2016	34,568,942	$411	$124,618	$(96,210)	$(90,918)	$(231)	$(62,330)
Stock-based compensation	—	—	536	—	—	—	536
Settlement of restricted stock units	129,962	1	(1)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(5,955)	(5,955)
Net income	—	—	—	8,125	—	—	8,125

Balance at March 31, 2016	34,698,904	$412	$125,153	$(88,085)	$(90,918)	$(6,186)	$(59,624)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands of US dollars)
Cash flows from operating activities
Net income	$43,738	$8,125
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	6,758	6,024
Provision for severance benefits	7,386	5,771
Amortization of debt issuance costs and original issue discount	446	173
Gain on foreign currency, net	(49,059)	(8,857)
Restructuring gain and other	(17,010)	(7,785)
Stock-based compensation	830	536
Other	1,185	(10)
Changes in operating assets and liabilities
Accounts receivable, net	(15,734)	7,716
Inventories, net	1,077	(11,946)
Other receivables	1,467	(326)
Other current assets	(1,155)	(1,559)
Accounts payable	1,814	4,920
Other accounts payable	(3,499)	(3,748)
Accrued expenses	(7,128)	(3,729)
Deferred revenue	(73)	(9,777)
Other current liabilities	(212)	828
Other non-current liabilities	(62)	(325)
Payment of severance benefits	(7,524)	(4,098)
Other	(116)	(114)

Net cash used in operating activities	(36,871)	(18,181)

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	18,206	—
Purchase of plant, property and equipment	(5,368)	(4,288)
Payment for intellectual property registration	(216)	(237)
Collection of guarantee deposits	295	374
Proceeds from settlement of hedge collateral	2,164	3,993
Payment of hedge collateral	(4,452)	—
Payment of guarantee deposits	(41)	(14)
Other	20	10

Net cash provided by (used in) investing activities	10,608	(162)

Cash flows from financing activities
Proceeds from issuance of senior notes	86,250	—
Payment of debt issuance costs	(5,902)	—
Proceeds from exercise of stock options	1,689	—
Acquisition of treasury stock	(11,401)	—

Net cash provided by financing activities	70,636	—

Effect of exchange rates on cash and cash equivalents	4,899	988

Net increase (decrease) in cash and cash equivalents	49,272	(17,355)

Cash and cash equivalents
Beginning of the period	83,355	90,882

End of the period	$132,627	$73,527

Supplemental cash flow information
Cash paid for interest	$7,980	$7,453

Cash paid (refunded) for income taxes	$708	$(315)

Non-cash operating activities
Insurance proceeds in restricted cash reclassified from other receivables	$—	$(29,571)

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,643	$605

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. Business, Basis of Presentation and Significant Accounting Policies

Business

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a Korea-based designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, Internet of Things (“IoT”) applications, consumer, industrial and automotive applications. The Company provides technology platforms for analog, mixed signal, power, high voltage, non-volatile memory and Radio Frequency (“RF”) applications. The Company’s business is comprised of two operating segments: Foundry Services Group and Standard Products Group. The Company’s Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve communications, IoT, consumer, industrial and automotive applications. The Company’s Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. The Company’s Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel displays, and industrial applications and home appliances. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2016 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows (“ASC 230”), including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material effect on the Company’s consolidated financial statements. The adoption of ASU 2016-18 will modify the Company’s current disclosures by reclassifying certain balances within the consolidated statement of cash flows, but this is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (the “Original Effective Date”), including interim periods within that reporting period, and can be adopted either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption, with early application permitted as of the Original Effective Date. In August 2015, the FASB issued ASU 2015-14 “Deferral of the Effective Date,” which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) clarifying how to assess collectibility, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for ASU 2016-12, ASU 2016-08 and ASU 2014-09 are the same. Finally, ASU 2016-20 makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company started analyzing the potential impact of applying the new guidance by reviewing its current accounting policies, customer arrangements and practices. The Company has not selected a transition method nor has it determined the effect of the standard to the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, inventory will be measured at the lower of cost and net realizable value, and options that currently exist for market value will be eliminated. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. The Company adopted ASU 2015-11 in the first quarter of 2017, and the adoption of ASU 2015-11 did not impact the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 require an entity to classify all deferred tax assets and liabilities as noncurrent. The Company adopted ASU 2015-17 in the first quarter of 2017, and the impact on the Company’s consolidated financial statements is immaterial for the first quarter of 2017.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The primary impact of adoption is the recognition of excess tax benefits within income tax provision rather than within shareholders’ equity. The Company adopted ASU 2016-09 in the first quarter of 2017, and the adoption of ASU 2016-09 did not impact the Company’s consolidated financial statements.

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $6,080 thousand and $5,678 thousand for the three months ended March 31, 2017 and 2016, respectively, and these sales resulted in pre-tax losses of $20 thousand and $18 thousand for the three months ended March 31, 2017 and 2016, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$9,870	$7,867
Semi-finished goods and work-in-process	49,650	46,653
Raw materials	8,663	7,846
Materials in-transit	752	1,859
Less: inventory reserve	(7,966)	(7,177)

Inventories, net	$60,969	$57,048

Changes in inventory reserve for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Beginning balance	$(7,177)	$(16,033)
Change in reserve	(364)	(1,650)
Write off	175	783
Translation adjustments	(600)	(346)

Ending balance	$(7,966)	$(17,246)

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

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2017 and December 31, 2016 are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Buildings and related structures	$67,086	$64,939
Machinery and equipment	277,483	255,618
Others	32,412	29,492

	376,981	350,049
Less: accumulated depreciation	(201,728)	(184,521)
Land	15,446	14,265

Property, plant and equipment, net	$190,699	$179,793

Aggregate depreciation expenses totaled $6,616 thousand and $5,921 thousand for the three months ended March 31, 2017 and 2016, respectively.

5. Intangible Assets

Intangible assets as of March 31, 2017 and December 31, 2016 are comprised of the following (in thousands):

	March 31, 2017
	Gross amount	Accumulated amortization	Net amount
Technology	$19,385	$(19,385)	$—
Customer relationships	27,841	(27,841)	—
Intellectual property assets	9,923	(6,516)	3,407

Intangible assets, net	$57,149	$(53,742)	$3,407

	December 31, 2016
	Gross amount	Accumulated amortization	Net amount
Technology	$17,903	$(17,903)	$—
Customer relationships	25,712	(25,712)	—
Intellectual property assets	9,026	(5,941)	3,085

Intangible assets, net	$52,641	$(49,556)	$3,085

Aggregate amortization expenses for intangible assets totaled $142 thousand and $103 thousand for the three months ended March 31, 2017 and 2016, respectively.

6. Accrued Expenses

Accrued expenses as of March 31, 2017 and December 31, 2016 are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Payroll, benefits and related taxes, excluding severance benefits	$25,407	$24,982
Withholding tax attributable to intercompany interest income	15,655	15,573
Interest on senior notes	3,463	6,831
Settlement obligations	388	243
Outside service fees	5,079	4,423
Others	5,696	8,313

Accrued expenses	$55,688	$60,365

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of March 31, 2017 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
November 11, 2016	Zero cost collar	$15,000	April to August 2017
January 4, 2017	Zero cost collar	$45,000	April to June 2017

Details of derivative contracts as of December 31, 2016 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
November 11, 2016	Zero cost collar	$18,000	March to August 2017

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

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

Derivatives designated as hedging instruments:		March 31, 2017	December 31, 2016
Asset Derivatives:
Zero cost collars	Other current assets	$1,734	$—
Liabilities Derivatives:
Zero cost collars	Other current liabilities	$—	$453

Offsetting of derivative assets as of March 31, 2017 is as follows (in thousands):

As of March 31, 2017	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/ pledged
Asset Derivatives:
Zero cost collars	$1,734	$—	$1,734	$—	$—	$1,734

Offsetting of derivative liabilities as of December 31, 2016 is as follows (in thousands):

As of December 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liabilities Derivatives:
Zero cost collars	$453	$—	$453	$—	$(650)	$(197)

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2017 and 2016 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016		2017	2016
Zero cost collars	$2,503	$65	Net sales	$497	$—	Other income, net	$637	$42

Total	$2,503	$65		$497	$—		$637	$42

As of March 31, 2017, the amount expected to be reclassified from accumulated other comprehensive income into income within the next twelve months is $1,570 thousand.

The Company set aside $5,400 thousand and $2,500 thousand cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for the zero cost collar contracts outstanding as of March 31, 2017 and December 31, 2016, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand, and no such cash collateral was required as of March 31, 2017. As of December 31, 2016, $650 thousand of additional cash collateral was required and recorded as hedge collateral on the consolidated balance sheets. These outstanding zero cost collar contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

8. Fair Value Measurements

Fair Value of Financial Instruments

As of March 31, 2017, the following table represents the Company’s assets measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value March 31, 2017	Fair Value Measurement March 31, 2017	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$1,734	$1,734	—	$1,734	—

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

Items not reflected in the table above include cash and cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

Fair Value of Long-term Borrowings

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$80,608	$117,962	$—	$—
6.625% Senior Notes due July 2021 (Level 2)	$221,268	$207,614	$221,082	$193,500

On January 17, 2017, the Company’s wholly-owned subsidiary, MagnaChip Semiconductor S.A., closed an offering (the “Exchangeable Notes Offering”) of 5.0% Exchangeable Senior Notes due March 1, 2021 (the “Exchangeable Notes”) of $86,250 thousand, which represents the principal amount, excluding $5,902 thousand of debt issuance costs. The Company estimates the fair value of the Exchangeable Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the Exchangeable Notes, see Note 9, “Long-term Borrowings”.

On July 18, 2013, the Company issued 6.625% senior notes due July 15, 2021 (the “2021 Notes”) of $225,000 thousand, which represents the principal amount, excluding $1,125 thousand of original issue discount and $5,120 thousand of debt issuance costs. The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the 2021 Notes, see Note 9, “Long-term Borrowings”.

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of March 31, 2017 and 2016, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

9. Long-Term Borrowings

Long-term borrowings as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
5.0% Exchangeable Senior Notes due March 2021	$86,250	$—
6.625% Senior Notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(9,375)	(3,918)

Long-term borrowings, net of unamortized discount and debt issuance costs	$301,875	$221,082

5.0% Exchangeable Senior Notes

On January 17, 2017, MagnaChip Semiconductor S.A. closed the Exchangeable Notes Offering of $86,250 thousand aggregate principal amount of 5.0% Exchangeable Notes. Interest on the Exchangeable Notes accrues at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. The Exchangeable Notes will mature on March 1, 2021, unless earlier repurchased or converted. Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date.

The Company used a portion of the net proceeds from the issuance to repurchase 1,795,444 shares of common stock under its stock repurchase program at an aggregate cost of $11,401 thousand.

Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equally to the exchange rate, which will initially be 121.1387 shares of common stock per $1,000 principal amount of Exchangeable Notes, equivalent to an initial exchange price of approximately $8.26 per share of common stock. The exchange rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest. In addition, if a “make-whole fundamental change” (as defined in the Exchangeable Notes indenture (the “Exchangeable Notes Indenture”)) occurs prior to the stated maturity date, the Company will increase the exchange rate for a holder who elects to convert its notes in connection with such make-whole fundamental change in certain circumstances. MagnaChip Semiconductor S.A. may also, under certain circumstances, be required to pay additional amounts to holders of Exchangeable Notes if withholding or deduction is required in a relevant tax jurisdiction.

If the Company undergoes a fundamental change, subject to certain conditions, holders may require the Company to repurchase for cash all or part of their notes at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. In addition, upon certain events of default described in the Exchangeable Notes Indenture, the trustee or holders of at least 25% principal amount of the Exchangeable Notes may declare 100% of the then outstanding Exchangeable Notes due and payable in full, together with all accrued and unpaid interest thereon. Payment of principal on the Exchangeable Notes may also accelerate and become automatically due and payable upon certain events of default involving bankruptcy or insolvency proceedings involving the Company, MagnaChip Semiconductor S.A. and their significant subsidiaries. The Exchangeable Notes are not redeemable at the option of MagnaChip Semiconductor S.A. prior to the maturity date.

The Exchangeable Notes indenture relating to the Exchangeable Notes contains covenants that limit the ability of the Company, MagnaChip Semiconductor S.A. and the Company’s other restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem the Company’s capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness; (vi) merge with or into or sell all or substantially all of the Company’s assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; and (ix) designate unrestricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the Exchangeable Notes are rated investment grade at any time.

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three months ended March 31, 2017 was $1,147 thousand.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,120 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expenses related to the 2021 Notes for the three months ended March 31, 2017 and 2016 were $3,912 thousand and $3,900 thousand, respectively.

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2017, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Beginning balance	$130,144	$135,160
Provisions	7,386	5,771
Severance payments	(7,524)	(4,098)
Translation adjustments	10,872	2,270

	140,878	139,103
Less: Cumulative contributions to the National Pension Fund	(270)	(302)
Group severance insurance plan	(660)	(701)

Accrued severance benefits, net	$139,948	$138,100

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2017	$—
2018	—
2019	723
2020	1,376
2021	2,030
2022	2,107
2023 – 2027	22,027

The above amounts were determined based on the non-executive employees’ current salary rates and the number of service years that will be accumulated upon their retirement dates. These amounts do not include amounts that might be paid to non-executive employees that will cease working with the Company before their normal retirement ages.

The Korea’s mandatory retirement age is 60 under the Employment Promotion for the Aged Act.

11. Foreign Currency Gain, Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2017, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $663,308 thousand. This amount includes a newly executed intercompany loan of $75,000 thousand during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the Exchangeable Notes Offering from the Company’s Luxembourg’s subsidiary to its Dutch subsidiary, and then to the Korean subsidiary. The Korean won to U.S. dollar exchange rates were 1,116.1:1 and 1,208.5:1 using the first base rate as of March 31, 2017 and December 31, 2016, respectively, as quoted by the KEB Hana Bank.

12. Restructuring Gain and Other

As of December 21, 2016, the Company entered into a purchase and sale agreement to sell a building located in Cheongju, South Korea. The building has historically been used to house the Company’s six-inch fabrication facility in Cheongju, South Korea (the “6-inch fab”) and became vacant upon the closure of the fabrication facility in February 2016. As of December 31, 2015, the building was fully impaired. The Company received proceeds of $18,204 thousand, including a $1,655 thousand value-added tax, for the sale of the building in December 2016. As the Company was obligated to perform certain removal construction work, it recorded the $18,204 thousand proceeds as restricted cash and $16,549 thousand as deposits received in its consolidated balance sheets as of December 31, 2016. During the first quarter of 2017, the Company completed all removal construction work necessary to transfer the title of the building, and the $18,204 thousand of restricted cash was fully released. Accordingly, the Company recorded $16,635 thousand as restructuring gain in the consolidated statements of operations for the three months ended March 31, 2017.

In March 2017, the Company sold its sensor business, which was included in and reported as part of Display Solutions line of its Standard Products Group, to a third party for proceeds of $1,295 thousand, in an effort to improve our overall profitability. The Company recorded $375 thousand net gain from this sale after deducting the book values of certain assets transferred to the buyer.

For the three months ended March 31, 2016, the Company completed all procedures necessary to sell all machineries in its closed 6-inch fab and recognized the $7,785 thousand of restructuring gain from the related deposit of $8,165 thousand received as of December 31, 2015, net of certain direct selling costs.

13. Early Termination Charges

As of February 22, 2017, the Company’s Board of Directors approved the implementation of a new headcount reduction plan (the “Headcount Reduction Plan”). The total estimated cost of the Headcount Reduction Plan is in the range of $29 million to $33 million, all of which is expected to consist of cash expenditures, depending on the size and seniority of the participants and the terms under which those employees agree to separate. The total estimated cost consists of statutory severance benefits, which are required by law and have already been fully accrued in the Company’s financial statements, and termination benefits payable under the Headcount Reduction Plan. For the three months ended March 31, 2017, the Company recorded in the consolidated statement of operations $11,107 thousand termination benefits payable under the Headcount Reduction Plan as early termination charges. During the first quarter of 2017, the Company made cash payments totaling approximately $10 million in connection with the Headcount Reduction Plan. The cash payments were comprised of approximately $4 million related to the early termination charge and the remaining relates to statutory severance. The Company expects to complete or substantially complete the planned workforce reduction by the end of the second quarter and expects to record additional early termination charges of approximately $1 to 2 million in the second quarter related to the workforce reduction.

14. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The Company’s Korean subsidiary is the primary operating subsidiary of the Company. For the three months ended March 31, 2017 and 2016, no income tax expense or benefit for the Korean subsidiary was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the three months ended March 31, 2017 and 2016 was $853 thousand and $815 thousand, respectively, primarily attributable to interest on intercompany loan balances.

15. Geographic and Segment Information

The Company has two operating segments: Foundry Services Group and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer who allocates resources and assesses performance of the business and other activities based on gross profit.

The following sets forth information relating to the operating segment (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Net Sales
Foundry Services Group	$77,528	$59,979
Standard Products Group
Display Solutions	48,879	58,059
Power Solutions	35,280	29,918

Total Standard Products Group	$84,159	$87,977
All other	23	149

Total net sales	$161,710	$148,105

	Three Months Ended
	March 31, 2017	March 31, 2016
Gross Profit
Foundry Services Group	$22,087	$14,293
Standard Products Group	19,460	20,760
All other	23	(804)

Total gross profit	$41,570	$34,249

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Korea	$65,083	$50,628
Asia Pacific (other than Korea)	79,464	81,793
U.S.A.	9,167	4,776
Europe	7,853	10,517
Others	143	391

Total	$161,710	$148,105

Net sales from the Company’s top ten largest customers accounted for 62% and 64% for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017, the Company had one customer that represented 14.8% of its net sales. For the three months ended March 31, 2016, the Company had two customers that represented 18.5% and 13.0% of its net sales, respectively.

96% of the Company’s property, plant and equipment are located in Korea as of March 31, 2017.

16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017	December 31, 2016
Foreign currency translation adjustments	$(20,864)	$14,460
Derivative adjustments	1,570	(436)

Total	$(19,294)	$14,024

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

Three Months Ended March 31, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$14,460	$(436)	$14,024

Other comprehensive income (loss) before reclassifications	(35,324)	2,503	(32,821)
Amounts reclassified from accumulated other comprehensive income	—	(497)	(497)

Net current-period other comprehensive income (loss)	(35,324)	2,006	(33,318)

Ending balance	$(20,864)	$1,570	$(19,294)

Three Months Ended March 31, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(190)	$(41)	$(231)

Other comprehensive income (loss) before reclassifications	(6,020)	65	(5,955)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive income (loss)	(6,020)	65	(5,955)

Ending balance	$(6,210)	$24	$(6,186)

17. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands of US dollars, except share data)
Basic Earnings per Share
Net income	$43,738	$8,125

Basic weighted average common stock outstanding	33,662,297	34,698,904
Basic earnings per share	$1.30	$0.23

Diluted Earnings per Share
Net income	$43,738	$8,125
Add back: Interest expense on Exchangeable Notes	1,147	—
Net income allocated to common stockholders	$44,885	$8,125

Basic weighted average common stock outstanding	33,662,297	34,698,904
Net effect of dilutive equity awards	638,994	219,664
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	8,590,753	—

Diluted weighted average common stock outstanding	42,892,044	34,918,568
Diluted earnings per share	$1.05	$0.23

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2017	March 31, 2016
Options	1,256,448	3,770,331

18. Commitments and Contingencies

SEC Enforcement Staff Review

In March 2014, the Company voluntarily reported to the Securities and Exchange Commission, or the SEC, that the Company’s Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced an independent investigation. Over the course of 2014 and the first two quarters of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the independent investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with its investigation. On May 1, 2017, the SEC announced that it had reached a final settlement with the Company, resolving SEC’s investigation. In that connection, the Company has consented, without admitting or denying the SEC’s findings, to the entry of an administrative order by the SEC directing that the Company cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC regulations. The SEC’s administrative order was entered on May 1, 2017. The SEC imposed a monetary penalty of $3,000 thousand on the Company. In the first quarter ended March 31, 2017, the Company established a reserve in that amount for the potential settlement of this matter. The Company also agreed to an undertaking to cooperate fully with the SEC in any and all investigations, litigations or other proceedings relating to or arising from the matters described in the SEC’s order. In connection with the settlement, the SEC considered remedial acts promptly undertaken by the Company and its cooperation with the SEC staff during the course of the investigation. Among other things, as previously disclosed in the Company’s filings with the SEC, the Audit Committee of the Company self-investigated and self-reported the accounting errors, selected new management and implemented various additional controls designed to prevent similar errors going forward.

Securities Class Action Complaints

The Company recorded the $23,500 thousand of the settlement obligation for the Class Action Litigation as accrued expenses in the consolidated balance sheets as of December 31, 2015 and as selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015. For further information regarding the Class Action Litigation, see “Part I: Item 3. Legal Proceedings” included elsewhere in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”). The Company recorded $29,571 thousand of the proceeds from the insurers as other receivables in the consolidated balance sheets as of December 31, 2015 and as a deduction of the selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2015. The proceeds from the insurers of $29,571 thousand were deposited into the Company’s escrow account during the first quarter of 2016 and the Company reclassified the $29,571 thousand deposits recorded in other receivables into restricted cash. During the third quarter of 2016, the Company disbursed the aggregate settlement payment of $23,500 thousand after the court granted plaintiffs’ renewed motion for preliminary approval of the settlement in July 2016. Upon the settlement payment, $6,114 thousand of the insurance proceeds remained in the Company’s escrow account. For subsequent treatment of the escrow amount, see “Shareholder Derivative Complaints” below.

Shareholder Derivative Complaints

The settlement for the shareholder derivative actions described in “Part I: Item 3. Legal Proceedings” of the 2016 Form 10-K provided for an aggregate payment from the Company defendants’ directors and officers insurance policies of $3,000 thousand to be made to an escrow account, which will be payable to the Company (less certain deductions and applicable interest) once the settlement becomes effective. For further information regarding the shareholder derivative actions, see “Part I: Item 3. Legal Proceedings” in the 2016 Form 10-K. The $3,000 thousand settlement payment was included in the insurance proceeds of $29,571 thousand as discussed in “Securities Class Action Complaints” above.

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

19. Related Party Transactions

Engaged Capital Flagship Master Fund, LP (“Engaged Capital Flagship Master Fund”), a fund for whom Engaged Capital, LLC (“Engaged Capital”) serves as investment advisor, and a managed account for which Engaged Capital serves as investment adviser (the “Engaged Capital Account”) purchased $4,496,288 and $503,712 principal amount of the Exchangeable Notes in the Exchangeable Notes Offering, respectively. As of March 31, 2017, funds managed by Engaged Capital beneficially own approximately 11.9% of the Company’s common stock (subject to certain blocker provisions in the Exchangeable Notes that may limit conversion to an aggregate of 9.99% of the Company’s common stock). In connection with the Exchangeable Notes Offering, the Company also repurchased 347,850 and 52,150 shares of the Company’s common stock from Engaged Capital Flagship Master Fund and the Engaged Capital Account, respectively, at an aggregate purchase price of $2,209 thousand and $331 thousand, respectively.

20. Subsequent Events

SEC Enforcement Staff Review

On May 1, 2017, the Company had reached a final settlement with the SEC’s investigation related to its restatement, as described in “Note 18. Commitments and Contingencies” above.

FORWARD LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016 (our “2016 Form 10-K”).

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

Overview

We are a Korea-based designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with a 30-year operating history, large portfolio of 2,169 registered novel patents and 161 pending novel patent applications and extensive engineering and manufacturing process expertise.

Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and IDM semiconductor companies that primarily serve communications, IoT, consumer, industrial and automotive applications. Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide flat panel display solutions to major suppliers of large and small flat panel displays, and industrial applications and home appliances. Our Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications.

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

Demand for our products and services is driven by overall demand for communications, IoT, consumer, industrial and automotive products and can be adversely affected by periods of weak consumer and enterprise spending or by market share losses by our customers. In order to mitigate the impact of market volatility on our business, we are diversifying our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our Korea-based operations, if we are not effective in competing in these markets our operating results may be adversely affected.

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

Since 2007, we have designed and manufactured active matrix organic light emitting diodes (AMOLED) display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain AMOLED display driver ICs to an external foundry from the second half of 2015. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of advanced AMOLED products to external foundries, we are able to dynamically adapt to the changing customer requirements and address growing markets without substantial capital investments by us. Both at the internal and external foundries, we apply our unique AMOLED process patents as well as other intellectual property, proprietary process design kits and custom design-flow methodologies.

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

Recent Developments

Events associated with the closure of our 6-inch fab and reduction of workforce

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

As of April 29, 2016, 169 employees elected to resign under the terms of the Program, from which we expect to save approximately $8 million in spending per year. We paid approximately $8 million for severance benefits, which are required by law and had already been fully accrued in our financial statements, in a lump sum during the second quarter of 2016. Beginning in May 2016, we also began to pay a portion of the $4.2 million in aggregate other termination benefits under the Program, which were paid in equal monthly installments over twelve months. We recorded the $4.2 million charge related to the full amount of these other termination benefits payable under the Program during the second quarter of 2016.

As of December 21, 2016, we entered into a purchase and sale agreement to sell a building located in Cheongju, South Korea. The building has historically been used to house the 6-inch fab and became vacant upon the closure of the fabrication facility. As of December 31, 2015, the building was fully impaired. We received proceeds of $18.2 million, including a $1.7 million value-added tax, for the sale of the building on December 26, 2016. We recorded the $18.2 million as restricted cash in our consolidated balance sheets as of December 31, 2016 as we were obligated to perform certain removal construction work that was expected to be completed by the end of March 2017. During the first quarter of 2017, we completed all removal construction work necessary to transfer the title of the building, and the $18.2 million of restricted cash was fully released.

As of February 22, 2017, our Board of Directors approved the implementation of the Headcount Reduction Plan. The Headcount Reduction Plan is expected to result in estimated annual cost savings between $23 million and 27 million, depending upon the final size of the workforce reduction. The total estimated cost of the Headcount Reduction Plan is in the range of $29 million to $33 million, all of which is expected to consist of cash expenditures, depending on the size and seniority of the participants and the terms under which those employees agree to separate. The total estimated cost consists of statutory severance benefits, which are required by law and have already been fully accrued in our financial statements, and termination benefits payable under the Headcount Reduction Plan. For the three months ended March 31, 2017, we recorded in the consolidated statement of operations $11.1 million termination benefits payable under the Headcount Reduction Plan as early termination charges. During the first quarter of 2017, we made cash payments totaling approximately $10 million in connection with the Headcount Reduction Plan. The cash payments were comprised of approximately $4 million related to the early termination charge and the remaining relates to statutory severance. We expect to complete or substantially complete the planned workforce reduction by the end of the second quarter and expect to record an additional early termination charge of approximately $1 to 2 million in the second quarter related to the workforce reduction.

Issuance of Exchangeable Senior Notes and Stock Repurchase

As of January 17, 2017, we closed the previously announced offering (the “Exchangeable Notes Offering”) by our Luxembourg subsidiary, MagnaChip Semiconductor S.A., of $86.25 million aggregate principal amount of its 5.00% Exchangeable Senior Notes due 2021 (the “Exchangeable Notes”), reflecting the full exercise of the initial purchasers’ option to purchase additional Exchangeable Notes. We used a portion of the net proceeds from the Exchangeable Notes Offering to repurchase 1,795,444 shares of our common stock under our stock repurchase program, which was authorized by our board of directors on January 10, 2017, at an aggregate cost of $11.4 million. We plan to use the remaining net proceeds from the Exchangeable Notes Offering (i) for the Headcount Reduction Plan that was implemented during the first quarter of 2017, (ii) for capital expenditures, (iii) to repurchase additional common stock as part of our stock repurchase program and (iv) for general corporate purposes.

Sale of Sensor Business

In March 2017, we sold our sensor business, which was included in and reported as part of the Display Solutions line of our Standard Products Group, to a third party for proceeds of $1.3 million, in an effort to improving our overall profitability. We recorded a $0.4 million gain from this sale after deducting the book values of certain assets transferred to the buyer.

Restatement

In January 2014, our Audit Committee commenced an independent investigation that resulted in the restatement of certain financial statements for prior periods. In March, 2014, we voluntarily reported to the SEC that our Audit Committee had determined that we incorrectly recognized revenue on certain transactions and as a result would restate our financial statements, and that our Audit Committee had commenced an independent investigation.

On December 10, 2015, we entered into a Memorandum of Understanding with the plaintiffs’ representatives to settle the Class Action Litigation, as defined and detailed in “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 18. Commitments and Contingencies” in this Report, for an aggregate settlement payment of $23.5 million. This settlement payment was fully funded by insurance proceeds that were received in the first quarter of 2016 and disbursed from the escrow account, previously recorded as restricted cash, in the third quarter of 2016.

On January 22, 2016, we entered into a stipulation of settlement with the plaintiffs in the shareholder derivative actions, as described in “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 18. Commitments and Contingencies” in this Report, for an aggregate payment of $3.0 million from our insurance proceeds that were received in the first quarter of 2016 and recorded in the escrow account. In October 2016, the court approved the settlement of the shareholder derivative actions for $3.0 million, which included $0.75 million awarded to plaintiffs’ counsel. Upon the expiration of the appeals period, $2.25 million was disbursed from the escrow account, previously recorded as restricted cash, in December 2016. The remaining restricted cash related to insurance proceeds of $3.1 million was also released in December 2016.

On May 1, 2017, the SEC announced that it had reached a final settlement with us, resolving the SEC’s investigation, as detailed in “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements— Note 18. Commitments and Contingencies” in this Report. In that connection, we have consented, without admitting or denying the SEC’s findings, to the entry of an administrative order by the SEC directing that we cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC regulations. The SEC’s administrative order was entered on May 1, 2017. The SEC imposed a monetary penalty of $3.0 million on us. In the first quarter ended March 31, 2017, we established a reserve in that amount for the potential settlement of this matter and recorded it as selling, general and administrative expense in the consolidated statements of operations for the three months ended March 31, 2017.

As a result of the restatement, we have incurred substantial external accounting, legal and other related costs associated with the restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred restatement related costs of $4.3 million, primarily attributable to the established reserve for the potential settlement with the SEC, for the three months ended March 31, 2017, compared to $3.6 million for the three months ended March 31, 2016.

Segments

We report our financial results in two operating segments: Foundry Services Group and Standard Products Group. We identified these segments based on how we allocate resources and assess our performance.

•	Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 466 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Foundry Services Group business represented 47.9% and 40.5% of our net sales for the three months ended March 31, 2017 and March 31, 2016, respectively. Gross profit from our Foundry Services Group business was $22.1 million and $14.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

•	Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions products support the industry’s most advanced display technologies, such as active matrix organic light emitting diodes (AMOLEDs), and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured AMOLED display driver IC products. Our current portfolio of AMOLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the AMOLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), power modules, AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 52.0% and 59.4% of our net sales for the three months ended March 31, 2017 and March 31, 2016, respectively. Gross profit from our Standard Products Group was $19.5 million and $20.8 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income (Loss) throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring gain and other, net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency gain, net, (v) derivative valuation gain, net and (vi) restatement related expenses. EBITDA for the periods indicated is defined as net income before interest expense, net, income tax expenses, and depreciation and amortization.

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

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. A reconciliation of net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(In millions)
Net income	$43.7	$8.1
Interest expense, net	5.0	4.0
Income tax expenses	0.9	0.8
Depreciation and amortization	6.8	6.0
EBITDA	56.3	19.0
Adjustments:
Restructuring gain and other, net(a)	(17.0)	(6.8)
Early termination charges(b)	11.1	—
Equity-based compensation expense(c)	0.8	0.5
Foreign currency gain, net(d)	(41.8)	(8.2)
Derivative valuation gain, net(e)	(0.6)	(0.0)
Restatement related expenses(f)	4.3	3.6

Adjusted EBITDA	$13.1	$8.0

(a)	For the three months ended March 31, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business. For the three months ended March 31, 2016, this adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of $1.0 million training and transition costs related to our 6-inch fab employees.

(b)	This adjustment eliminates the $11.1 million charge related to termination benefits payable under the Headcount Reduction Plan. As these early termination charges are recorded as a result of implementing a company-wide headcount reduction plan and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(d)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. This amount does not include any allocation of internal costs related to the restatement. For the three months ended March 31, 2017, this adjustment also eliminates the $3.0 million civil penalty imposed by the SEC. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net income to calculate our Adjusted EBITDA for the three months ended March 31, 2017 and 2016 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income used to calculate Adjusted EBITDA were applied consistently to the periods presented.

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

We present Adjusted Net Income (Loss) as a further supplemental measure of our performance. We prepare Adjusted Net Income (Loss) by adjusting net income to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (Loss) is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (Loss) for a number of reasons, including:

•	we use Adjusted Net Income (Loss) in communications with our Board of Directors concerning our consolidated financial performance without the impact of non-cash expenses and the other items as we discussed below since we believe that it is a more consistent measure of our core operating results from period to period; and

•	we believe that reporting Adjusted Net Income (Loss) is useful to readers in evaluating our core operating results because it eliminates the effects of non-cash expenses as well as the other items we discuss below, such as foreign currency gains and losses, which are out of our control and can vary significantly from period to period.

Adjusted Net Income (Loss) is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) for the periods indicated as net income, adjusted to exclude (i) restructuring gain and other, net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency gain, net, (v) derivative valuation gain, net and (vi) restatement related expenses.

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(In millions)
Net income	$43.7	$8.1
Adjustments:
Restructuring gain and other, net(a)	(17.0)	(6.8)
Early termination charges(b)	11.1	—
Equity-based compensation expense(c)	0.8	0.5
Foreign currency gain, net(d)	(41.8)	(8.2)
Derivative valuation gain, net(e)	(0.6)	(0.0)
Restatement related expenses(f)	4.3	3.6

Adjusted Net Income (Loss)	$0.5	$(2.8)

(a)	For the three months ended March 31, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business. For the three months ended March 31, 2016, this adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of $1.0 million training and transition costs related to our 6-inch fab employees.
(b)	This adjustment eliminates the $11.1 million charge related to termination benefits payable under the Headcount Reduction Plan. As these early termination charges are recorded as a result of implementing a company-wide headcount reduction plan and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(d)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. This amount does not include any allocation of internal costs related to the restatement. For the three months ended March 31, 2017, this adjustment also eliminates the $3.0 million civil penalty imposed by the SEC. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net income to calculate our Adjusted Net Income (Loss) for the three months ended March 31, 2017 and 2016 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income used to calculate Adjusted Net Income (Loss) were applied consistently to the periods presented.

Adjusted Net Income (Loss) has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Adjusted Net Income (Loss) does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Net Income (Loss) does not consider the potentially dilutive impact of issuing equity-based compensation to our management team and employees;

•	Adjusted Net Income (Loss) does not reflect the costs of holding certain assets and liabilities in foreign currencies; and

•	other companies in our industry may calculate Adjusted Net Income (Loss) differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted Net Income (Loss) should not be considered as a measure of profitability of our business. We compensate for these limitations by relying primarily on our US GAAP results and using Adjusted Net Income (Loss) only supplementally.

Factors Affecting Our Results of Operations

Net Sales. We derive virtually all of our sales (net of sales returns and allowances) from two segments: Foundry Services Group and Standard Products Group. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Korea, the United States, Japan and Greater China. Our network of authorized agents and distributors consists of agents in the United States and Europe and distributors and agents in the Asia Pacific region. Our net sales from All other consist principally of the disposal of scrap materials.

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2017 and 2016, we sold products to 238 and 250 customers, respectively, and our net sales to our ten largest customers represented 62% and 64% of our net sales, respectively. We have a combined production capacity of approximately 115,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Average Selling Prices. Average selling prices for our products tend to be highest at the time of introduction of new products and tend to decrease over time as such products mature in the market and are replaced by next generation products. We strive to offset the impact of declining selling prices for existing products through our product development activities and by introducing new products that command selling prices above the average selling price of our existing products. In addition, we seek to manage our inventories and manufacturing capacity so as to preclude losses from product and productive capacity obsolescence.

Material Costs. Our cost of material consists of costs of raw materials, such as silicon wafers, chemicals, gases and tape and packaging supplies. We use processes that require specialized raw materials, such as silicon wafers, that are generally available from a limited number of suppliers. If demand increases or supplies decrease, the costs of our raw materials could significantly increase.

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2017, approximately 98% of our employees were eligible for severance benefits.

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

Interest Expense. Our interest expense was incurred primarily under the 2021 Notes and the Exchangeable Notes.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of March 31, 2017, the outstanding intercompany loans balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $663 million. This amount included a newly executed intercompany loan of $75 million during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Capital Expenditures. We invest in manufacturing equipment, software design tools and other tangible and intangible assets mainly for fab maintenance, capacity expansion and technology improvement. Capacity expansions and technology improvements typically occur in anticipation of increases in demand. We typically pay for capital expenditures in partial installments with portions due on order, delivery and final acceptance. Our capital expenditures include our payments for the purchase of property, plant and equipment as well as payments for the registration of intellectual property rights.

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

Results of Operations – Comparison of Three Months Ended March 31, 2017 and 2016

The following table sets forth consolidated results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$161.7	100.0%	$148.1	100.0%	$13.6
Cost of sales	120.1	74.3	113.9	76.9	6.3

Gross profit	41.6	25.7	34.2	23.1	7.3

Selling, general and administrative expenses	23.1	14.3	20.0	13.5	3.2
Research and development expenses	18.0	11.1	17.8	12.0	0.1
Restructuring gain and other	(17.0)	(10.5)	(7.8)	(5.3)	(9.2)
Early termination charges	11.1	6.9	—	—	11.1

Operating income	6.4	3.9	4.3	2.9	2.1

Interest expense	(5.2)	(3.2)	(4.1)	(2.7)	(1.1)
Foreign currency gain, net	41.8	25.8	8.2	5.5	33.6
Others, net	1.6	1.0	0.5	0.4	1.1

	38.2	23.6	4.7	3.2	33.6

Income before income taxes	44.6	27.6	8.9	6.0	35.7
Income tax expenses	0.9	0.5	0.8	0.6	0.0

Net income	$43.7	27.0	$8.1	5.5	$35.6

Results by segment

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$77.5	47.9%	$60.0	40.5%	$17.5
Standard Products Group
Display Solutions	48.9	30.2	58.1	39.2	(9.2)
Power Solutions	35.3	21.8	29.9	20.2	5.4

Total Standard Products Group	84.2	52.0	88.0	59.4	(3.8)
All other	0.0	0.0	0.1	0.1	(0.1)

Total net sales	$161.7	100.0%	$148.1	100.0%	$13.6

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$22.1	28.5%	$14.3	23.8%	$7.8
Standard Products Group	19.5	23.1	20.8	23.6	(1.3)
All other	0.0	99.0%	(0.8)	(540.0)	0.8

Total gross profit	$41.6	25.7%	$34.2	23.1%	$7.3

Net Sales

Net sales were $161.7 million for the three months ended March 31, 2017, a $13.6 million, or 9.2%, increase compared to $148.1 million for the three months ended March 31, 2016. This increase was primarily due to increase in revenue related to our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $77.5 million for the three months ended March 31, 2017, a $17.5 million, or 29.3%, increase compared to $60.0 million for the three months ended March 31, 2016. The increase was primarily attributable to higher sales of certain products from global power management IC foundry customers.

Standard Products Group. Net sales from our Standard Products Group segment were $84.2 million for the three months ended March 31, 2017, a $3.8 million, or 4.3%, decrease compared to $88.0 million for the three months ended March 31, 2016. This decrease was primarily attributable to a decrease in revenue related to mobile AMOLED display driver ICs due to seasonality and the mismatch between the timing of the expected drop-off in revenue from our existing products and the timing of when our new product family will begin to generate revenue. Such decrease was partially offset by an increase in revenue related to large display products mainly due to higher demand of source drivers for ultra high definition TVs and MOSFETs mainly due to higher demand of mobile battery products.

All Other. All other net sales were $0.02 million for the three months ended March 31, 2017 and $0.1 million for the three months ended March 31, 2016, respectively.

Gross Profit

Total gross profit was $41.6 million for the three months ended March 31, 2017 compared to $34.2 million for the three months ended March 31, 2016, a $7.3 million, or 21.4%, increase. Gross profit as a percentage of net sales for the three months ended March 31, 2017 increased to 25.7% compared to 23.1% for the three months ended March 31, 2016. The increase in gross profit as a percentage of net sales was mainly due to our Foundry Services Group segment as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $22.1 million for the three months ended March 31, 2017, a $7.8 million, or 54.5%, increase compared to $14.3 million for the three months ended March 31, 2016. Gross profit as a percentage of net sales for the three months ended March 31, 2017 increased to 28.5% compared to 23.8% for the three months ended March 31, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to a better product mix and increase in 8-inch utilization rate. Our product mix improved partly due to ending the production and sale of legacy low margin products that were manufactured in our 6-inch fab, which was closed during the first quarter of 2016.

Standard Products Group. Gross profit from our Standard Products Group segment was $19.5 million for the three months ended March 31, 2017, a $1.3 million, or 6.3%, decrease from $20.8 million for the three months ended March 31, 2016. Gross profit as a percentage of net sales for the three months ended March 31, 2017 decreased to 23.1% compared to 23.6% for the three months ended March 31, 2016. The decrease in gross profit as a percentage of net sales was mainly attributable to unfavorable product mix of mobile AMOLED display driver IC caused by seasonality and the mismatch between the timing of the expected drop-off in revenue from our existing products and the timing of when our new product family will begin to generate revenue, which was partially offset by the favorable impact of a higher 8-inch utilization rate.

All Other. All other gross profit for the three months ended March 31, 2017 was $0.02 million. All other gross profit for the three months ended March 31, 2016 was a negative $0.8 million mainly attributable to training and transition costs related to our 6-inch fab employees, which was partially offset by revenue from the disposal of scrap materials.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$65.1	40.2%	$50.6	34.2%	$14.5
Asia Pacific (other than Korea)	79.5	49.1	81.8	55.2	(2.3)
United States	9.2	5.7	4.8	3.2	4.4
Europe	7.9	4.9	10.5	7.1	(2.7)
Others	0.1	0.1	0.4	0.3	(0.2)

	$161.7	100.0%	$148.1	100.0%	$13.6

Net sales in Korea for the three months ended March 31, 2017 increased from $50.6 million to $65.1 million compared to the three months ended March 31, 2016, or by $14.5 million, or 28.6%, primarily due to higher demand of large display applications for TVs and our foundry services from certain customers serving the mid-range smartphone and appliance market. In addition, the increase was also attributable to higher sales in MOSFETs for mobile battery products.

Net sales in Asia Pacific (other than Korea) for the three months ended March 31, 2017 decreased from $81.8 million to $79.5 million compared to the three months ended March 31, 2016, or by $2.3 million, or 2.8%, primarily due to lower level of sales of mobile display driver IC, which was partially offset by an increase in sales of certain products from a global power management IC foundry customer.

Net sales in the United States for the three months ended March 31, 2017 increased from $4.8 million to $9.2 million compared to the three months ended March 31, 2016, or by $4.4 million, or 91.9%, primarily due to an increase in sales of certain products from a global power management IC foundry customer.

Net sales in the Europe for the three months ended March 31, 2017 decreased from $10.5 million to $7.9 million compared to the three months ended March 31, 2016, or by $2.7 million, or 25.3%, primarily due to reduced demand of our foundry services from a customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.1 million, or 14.3% of net sales, for the three months ended March 31, 2017, compared to $20.0 million, or 13.5% of net sales, for the three months ended March 31, 2016. The increase of $3.2 million, or 16.0%, was primarily attributable to a $3.0 million accrual of a civil penalty in connection with the final settlement with the SEC.

Research and Development Expenses. Research and development expenses were $18.0 million, or 11.1% of net sales, for the three months ended March 31, 2017, compared to $17.8 million, or 12.0% of net sales, for the three months ended March 31, 2016. The increase of $0.2 million, or 0.8%, was primarily comprised of an increase in 12-inch R&D related costs, offset by a decrease in 8-inch R&D processing costs.

Restructuring Gain and Other. Restructuring gain and other of $17.0 million recorded for the three months ended March 31, 2017 resulted from a $16.6 million restructuring gain on the sale of the building related to the closure of our 6-inch fab and a $0.4 million gain on sale of our sensor business. Restructuring gain of $7.8 million recorded for the three months ended March 31, 2016 resulted from the sale of machinery related to the closure of our 6-inch fab.

Early Termination Charges. Early termination charges of $11.1 million for the three months ended March 31, 2017 were recorded for the termination benefits payable to the employees affected under the Headcount Reduction Plan.

Operating Income

As a result of the foregoing, operating income increased by $2.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. As discussed above, the increase in operating income resulted from a $7.3 million increase in gross profit and a $9.2 million increase in restructuring gain and other, which was partially offset by an $11.1 million increase in early termination charges and a $3.2 million increase in selling, general and administrative expenses.

Other Income

Interest Expense. Interest expenses were $5.2 million and $4.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The increase of $1.1 million was attributable to the interest expense recorded for the Exchangeable Notes issued in January 2017.

Foreign Currency Gains, Net. Net foreign currency gain for the three months ended March 31, 2017 was $41.8 million compared to net foreign currency gain of $8.2 million for the three months ended March 31, 2016. The net foreign currency gain for the three months ended March 31, 2017 and 2016 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2017 and March 31, 2016, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $663 million and $590 million, respectively. The increase was primarily attributable to a newly executed intercompany loan of $75 million during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended March 31, 2017 and March 31, 2016 was $1.6 million and $0.5 million, respectively.

Income Tax Expenses

Income tax expenses for the three months ended March 31, 2017 were $0.9 million and for the three months ended March 31, 2016 were $0.8 million, primarily attributable to interest on intercompany loan balances. The increase in income tax expenses was attributable to a change of reversal in deferred tax assets at a foreign subsidiary for the three months ended March 31, 2016.

Net Income

As a result of the foregoing, net income increased by $35.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. As discussed above, the increase in net income primarily resulted from a $2.1 million increase in operating income and a $33.6 million increase in net foreign currency gain.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2017, we do not have any accounts payable on extended terms or payment deferment with our vendors.

On January 17, 2017, MagnaChip Semiconductor S.A., our Luxembourg subsidiary, closed the Exchangeable Notes Offering of the Exchangeable Notes with $86.25 million aggregate principal amount, reflecting the full exercise of the initial purchasers’ option to purchase additional Exchangeable Notes. We used a portion of the net proceeds from the Exchangeable Notes Offering to repurchase approximately $11.4 million of our common stock as part of our stock repurchase program and plan to use the remaining net proceeds from the Exchangeable Notes Offering (i) for the Headcount Reduction Plan that was implemented during the first quarter of 2017 (anticipated to be approximately $29-33 million), (ii) for capital expenditures (approximately $15-20 million), (iii) to repurchase additional common stock as part of our stock repurchase program (up to $15 million in the aggregate) and (iv) for general corporate purposes.

We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations and Headcount Reduction Plan as well as capital expenditures for the next twelve months and the foreseeable future.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $36.9 million for the three months ended March 31, 2017, compared to $18.2 million for the three months ended March 31, 2016. The net operating cash outflow for the three months ended March 31, 2017 reflects our net income of $43.7 million and adjustments of $49.5 million which mainly consisted of depreciation and amortization, provision for severance benefits, net foreign currency gain and restructuring gain and other, and a net decrease in operating assets and liabilities of $31.1 million. The decrease in operating assets and liabilities was primarily related to an increase in accounts receivable as of March 31, 2017 due to a significant decrease in accounts receivable discounting in the first quarter of 2017.

Our working capital balance as of March 31, 2017 was $171.1 million compared to $89.3 million as of December 31, 2016. The $81.8 million increase was primarily attributable to a $49.3 million increase in cash and cash equivalents, a $19.9 million increase in accounts receivable, net, a $3.9 million increase in inventories, net, a $4.7 million decrease in accrued expenses and a $2.8 million decrease in other account payables.

Cash Flows from Investing Activities

Cash inflow provided by investing activities totaled $10.6 million for the three months ended March 31, 2017, compared to $0.2 million of cash outflow used in investing activities for the three months ended March 31, 2016. The $10.8 million increase was primarily attributable to an $18.2 million increase in proceeds from disposal of plant, property and equipment, partly offset by a reduction of $6.3 million in hedge collateral.

Cash Flows from Financing Activities

Cash inflow generated by financing activities totaled $70.6 million for the three months ended March 31, 2017, compared to no cash flow from financing activities for the three months ended March 31, 2016. The $70.6 million increase was attributable to $80.3 million of net proceeds received from the issuance of the Exchangeable Notes and $1.7 million of proceeds received from the exercised stock options, which was partly offset by the payment of $11.4 million for the repurchase of 1,795,444 shares of our common stock in January 2017 pursuant to our stock repurchase plan.

Capital Expenditures

We routinely make capital expenditures for fab maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the three months ended March 31, 2017, capital expenditures (including payments for intellectual property registration) were $5.6 million, a $1.1 million, or 23.4%, increase from $4.5 million for the three months ended March 31, 2016. The increase was mainly due to equipment purchased to support demand of certain process technology.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2017:

	Payments Due by Period
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
	(In millions)
Exchangeable Notes(1)	$103.5	$2.2	$4.3	$4.3	$4.3	$88.4	$—
2021 Notes(2)	292.1	7.5	14.9	14.9	14.9	239.9	—
Operating lease(3)	37.1	5.5	5.1	2.3	2.0	1.6	20.7
Others(4)	9.4	5.5	3.0	0.5	0.5	—	—

(1)	Interest payments as well as $86.25 million aggregate principal amount of the Exchangeable Notes outstanding as of March 31, 2017, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier converted or redeemed.
(2)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of March 31, 2017, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.
(3)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,116.1:1, the exchange rate as of March 31, 2017.
(4)	Includes license agreements and other contractual obligations.

The indentures relating to the Exchangeable Notes and the 2021 Notes contain covenants as detailed in “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements— Note 9. Long-Term Borrowings” in this Report. Those covenants are subject to a number of exceptions and qualifications. Certain of those restrictive covenants will terminate if the Exchangeable Notes or the 2021 Notes are rated investment grade at any time.

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We follow accounting guidance on uncertain tax positions. Our unrecognized tax benefits totaled $2.6 million as of March 31, 2017. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $139.9 million as of March 31, 2017. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future period.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in our 2016 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

A description of our critical accounting policies that involve significant management judgement appears in our 2016 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2016 Form 10-K.

Recent Accounting Pronouncements

For a full description of new accounting pronouncements and recently adopted accounting pronouncements, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 1. Business, Basis of Presentation and Significant Accounting Policies” in this Report.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2017 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $4.3 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of March 31, 2017, $86.25 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of March 31, 2017, $225.0 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2016 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2016 Form 10-K and Note 16 and 17 to our consolidated financial statements in this Report for additional information.

Item 1A. Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2016 Form 10-K and other reports we have filed with the SEC. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC.

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchase of Equity Securities.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate dollar value of shares that may yet be purchased under the Program
January 1, 2017 – January 31, 2017	1,795,444	$6.35	1,795,444	$3,598,930.60
February 1, 2017 – February 28, 2017	—	—	—	$3,598,930.60
March 1, 2017 – March 31, 2017	—	—	—	$3,598,930.60

Total:	1,795,444		1,795,444

(1)	On January 10, 2017, we announced that our Board of Directors had authorized a stock repurchase program covering the repurchase of up to $15.0 million of shares of our outstanding common stock in open market, privately negotiated or other transactions. The stock repurchase program does not have an expiration date and can be discontinued, suspended, resumed or terminated at any time by our Board of Directors without notice. Whether we make any repurchases will depend on many factors, including but not limited to our business and financial performance, the business and market conditions at the time, including the price of our shares, and other factors that management considers relevant.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Indenture, dated as of January 17, 2017, among MagnaChip Semiconductor S.A., as issuer, MagnaChip Semiconductor Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed on February 21, 2017).

4.2	Form of 5.00% Exchangeable Senior Note due 2021 and note guarantee (included in Exhibit 4.1).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 9, 2017	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2017	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Indenture, dated as of January 17, 2017, among MagnaChip Semiconductor S.A., as issuer, MagnaChip Semiconductor Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed on February 21, 2017).

4.2	Form of 5.00% Exchangeable Senior Note due 2021 and note guarantee (included in Exhibit 4.1).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith