Form 10-Q
period 2017-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2017-08-04
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, the registrant had 34,036,978 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.

PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2017 and 2016	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	48

PART II OTHER INFORMATION		49

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 6.	Exhibits	50

SIGNATURES		51

PART I—FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$131,523	$83,355
Restricted cash (Note 12)	—	18,251
Accounts receivable, net	76,007	61,775
Inventories, net	58,143	57,048
Other receivables	3,821	5,864
Prepaid expenses	11,680	8,137
Hedge collateral	6,590	3,150
Other current assets	5,063	5,113

Total current assets	292,827	242,693

Property, plant and equipment, net	186,078	179,793
Intangible assets, net	3,530	3,085
Long-term prepaid expenses	14,853	9,556
Deferred income tax assets	253	193
Other non-current assets	4,486	6,632

Total assets	$502,027	$441,952

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$52,202	$51,509
Other accounts payable	12,702	12,272
Accrued expenses	51,227	60,365
Deferred revenue	11,487	11,092
Deposits received (Note 12)	266	16,549
Other current liabilities	2,148	1,654

Total current liabilities	130,032	153,441

Long-term borrowings, net	302,380	221,082
Accrued severance benefits, net	130,050	129,225
Other non-current liabilities	10,055	10,318

Total liabilities	572,517	514,066

Commitments and Contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 42,384,836 shares issued and 34,010,627 outstanding at June 30, 2017 and 41,627,103 shares issued and 35,048,338 outstanding at December 31, 2016	424	416
Additional paid-in capital	133,885	130,189
Accumulated deficit	(90,146)	(125,825)
Treasury stock, 8,374,209 shares at June 30, 2017 and 6,578,765 shares at December 31, 2016	(102,319)	(90,918)
Accumulated other comprehensive income (loss)	(12,334)	14,024

Total stockholders’ deficit	(70,490)	(72,114)

Total liabilities and stockholders’ equity	$502,027	$441,952

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands of US dollars, except share data)
Net sales	$166,685	$167,106	$328,395	$315,211
Cost of sales	120,023	130,357	240,163	244,213

Gross profit	46,662	36,749	88,232	70,998

Operating expenses
Selling, general and administrative expenses	17,730	20,403	40,878	40,355
Research and development expenses	16,928	18,178	34,886	35,993
Restructuring and other charges (gain), net	—	1,305	(17,010)	(6,480)
Early termination charges	2,262	4,240	13,369	4,240

Total operating expenses	36,920	44,126	72,123	74,108

Operating income (loss)	9,742	(7,377)	16,109	(3,110)

Interest expense	(5,441)	(4,073)	(10,614)	(8,130)
Foreign currency gain (loss), net	(11,905)	(7,101)	29,881	1,094
Other income, net	83	1,007	1,694	1,542

Income (loss) before income taxes	(7,521)	(17,544)	37,070	(8,604)

Income tax expenses	538	272	1,391	1,087

Net income (loss)	$(8,059)	$(17,816)	$35,679	$(9,691)

Income (loss) per common share—
Basic	$(0.24)	$(0.51)	$1.06	$(0.28)
Diluted	$(0.24)	$(0.51)	$0.87	$(0.28)
Weighted average number of shares—
Basic	33,952,574	34,716,081	33,808,237	34,707,492
Diluted	33,952,574	34,716,081	43,772,115	34,707,492

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands of US dollars)
Net income (loss)	$(8,059)	$(17,816)	$35,679	$(9,691)

Other comprehensive income (loss)
Foreign currency translation adjustments	9,362	6,167	(25,962)	147
Derivative adjustments
Fair valuation of derivatives	(1,594)	(24)	909	41
Reclassification adjustment for gain on derivatives included in net income (loss)	(808)	—	(1,305)	—

Total other comprehensive income (loss)	6,960	6,143	(26,358)	188

Total comprehensive income (loss)	$(1,099)	$(11,673)	$9,321	$(9,503)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Accumulated Deficit	Treasury Stock		Total
(In thousands of US dollars, except share data)	Shares	Amount
Six Months Ended June 30, 2017:
Balance at January 1, 2017	35,048,338	$416	$130,189	$(125,825)	$(90,918)	$14,024	$(72,114)
Stock-based compensation	—	—	1,179	—	—	—	1,179
Exercise of stock options	360,211	4	2,521	—	—	—	2,525
Settlement of restricted stock units	397,522	4	(4)	—	—	—	—
Acquisition of treasury stock	(1,795,444)	—	—	—	(11,401)	—	(11,401)
Other comprehensive loss, net	—	—	—	—	—	(26,358)	(26,358)
Net income	—	—	—	35,679	—	—	35,679

Balance at June 30, 2017	34,010,627	$424	$133,885	$(90,146)	$(102,319)	$(12,334)	$(70,490)

Six Months Ended June 30, 2016
Balance at January 1, 2016	34,568,942	$411	$124,618	$(96,210)	$(90,918)	$(231)	$(62,330)
Stock-based compensation	—	—	1,504	—	—	—	1,504
Settlement of restricted stock units	162,812	1	(1)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	188	188
Net loss	—	—	—	(9,691)	—	—	(9,691)

Balance at June 30, 2016	34,731,754	$412	$126,121	$(105,901)	$(90,918)	$(43)	$(70,329)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$35,679	$(9,691)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	13,531	12,252
Provision for severance benefits	10,776	9,827
Amortization of debt issuance costs and original issue discount	950	347
Gain on foreign currency, net	(35,813)	(1,140)
Restructuring gain and other	(17,010)	(7,785)
Stock-based compensation	1,179	1,504
Other	220	164
Changes in operating assets and liabilities
Accounts receivable, net	(9,730)	8,505
Inventories, net	2,646	(11,946)
Other receivables	4,361	(3,635)
Other current assets	1,135	2,160
Accounts payable	(1,919)	7,779
Other accounts payable	(7,790)	(5,156)
Accrued expenses	(10,776)	1,913
Deferred revenue	(265)	1,477
Other current liabilities	(436)	(1,364)
Other non-current liabilities	(268)	(661)
Payment of severance benefits	(18,082)	(13,102)
Other	(61)	(137)

Net cash used in operating activities	(31,673)	(8,689)

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	18,750	—
Purchase of plant, property and equipment	(10,807)	(5,834)
Payment for intellectual property registration	(566)	(478)
Collection of guarantee deposits	1,400	383
Proceeds from settlement of hedge collateral	6,781	5,917
Payment of hedge collateral	(10,036)	—
Payment of guarantee deposits	(41)	(11)
Other	22	11

Net cash provided by (used in) investing activities	5,503	(12)

Cash flows from financing activities
Proceeds from issuance of senior notes	86,250	—
Payment of debt issuance costs	(5,902)	—
Proceeds from exercise of stock options	2,525	—
Acquisition of treasury stock	(11,401)	—

Net cash provided by financing activities	71,472	—

Effect of exchange rates on cash and cash equivalents	2,866	1,733

Net increase (decrease) in cash and cash equivalents	48,168	(6,968)

Cash and cash equivalents
Beginning of the period	83,355	90,882

End of the period	$131,523	$83,914

Supplemental cash flow information
Cash paid for interest	$7,980	$7,453

Cash paid for income taxes	$790	$469

Non-cash operating activities
Insurance proceeds in restricted cash reclassified from other receivables	$—	$(29,571)

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$2,092	$993

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. Business, Basis of Presentation and Significant Accounting Policies

Business

MagnaChip Semiconductor Corporation (together with its subsidiaries, the “Company”) is a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, Internet of Things (“IoT”) applications, consumer, industrial and automotive applications. The Company provides technology platforms for analog, mixed signal, power, high voltage, non-volatile memory and Radio Frequency (“RF”) applications. The Company’s business is comprised of two operating segments: Foundry Services Group and Standard Products Group. The Company’s Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve communications, IoT, consumer, industrial and automotive applications. The Company’s Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. The Company’s Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2016 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Reclassifications

Certain charges related to the closure of the Company’s 6-inch fab and headcount reduction, previously included in selling, general and administrative expenses in the consolidated statements of operations, have been reclassified to restructuring and other charges (gain), net and early termination charges, respectively, to conform to the Company’s current year presentation. These reclassifications had no impact on the Company’s net income (loss), the consolidated balance sheets, the consolidated statements of comprehensive income (loss) and the consolidated statements of cash flows as previously reported.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years and early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2017-09 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows (“ASC 230”), including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material effect on the Company’s consolidated financial statements. The adoption of ASU 2016-18 will modify the Company’s current disclosures by reclassifying certain balances within the consolidated statement of cash flows, but this is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company started analyzing the potential impact of applying the new guidance by reviewing its current accounting policies, customer arrangements and practices. In terms of the Company’s evaluation efforts, the Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. The Company’s analysis is in progress to determine whether there should be any change in the timing and amount of the recognition of revenues on product sales and non-recurring engineering services under the new standard. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the new standard may be dependent on contract-specific terms and vary in some instances. The Company is currently evaluating the accounting, transition, and disclosure requirements of the new standard and cannot currently estimate the financial statement impact of adoption.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 require an entity to classify all deferred tax assets and liabilities as noncurrent. The Company adopted ASU 2015-17 in the first quarter of 2017, and the impact on the Company’s consolidated financial statements is immaterial.

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

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $11,345 thousand and $10,973 thousand for the six months ended June 30, 2017 and 2016, respectively, and these sales resulted in pre-tax losses of $34 thousand and $36 thousand for the six months ended June 30, 2017 and 2016, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$11,699	$7,867
Semi-finished goods and work-in-process	42,157	46,653
Raw materials	8,091	7,846
Materials in-transit	1,493	1,859
Less: inventory reserve	(5,297)	(7,177)

Inventories, net	$58,143	$57,048

Changes in inventory reserve for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2017		June 30, 2016
Beginning balance	$(7,966)	$(7,177)	$(17,246)	$(16,033)
Change in reserve	1,544	1,159	547	(1,181)
Write off	983	1,150	1,526	2,297
Translation adjustments	142	(429)	176	(80)

Ending balance	$(5,297)	$(5,297)	$(14,997)	$(14,997)

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

4. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2017 and December 31, 2016 are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Buildings and related structures	$65,791	$64,939
Machinery and equipment	276,350	255,618
Others	32,439	29,492

	374,580	350,049
Less: accumulated depreciation	(203,630)	(184,521)
Land	15,128	14,265

Property, plant and equipment, net	$186,078	$179,793

Aggregate depreciation expenses totaled $13,233 thousand and $12,036 thousand for the six months ended June 30, 2017 and 2016, respectively.

5. Intangible Assets

Intangible assets as of June 30, 2017 and December 31, 2016 are comprised of the following (in thousands):

	June 30, 2017
	Gross amount	Accumulated amortization	Net amount
Technology	$18,985	$(18,985)	$—
Customer relationships	27,266	(27,266)	—
Intellectual property assets	10,063	(6,533)	3,530

Intangible assets, net	$56,314	$(52,784)	$3,530

	December 31, 2016
	Gross amount	Accumulated amortization	Net amount
Technology	$17,903	$(17,903)	$—
Customer relationships	25,712	(25,712)	—
Intellectual property assets	9,026	(5,941)	3,085

Intangible assets, net	$52,641	$(49,556)	$3,085

Aggregate amortization expenses for intangible assets totaled $298 thousand and $216 thousand for the six months ended June 30, 2017 and 2016, respectively.

6. Accrued Expenses

Accrued expenses as of June 30, 2017 and December 31, 2016 are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Payroll, benefits and related taxes, excluding severance benefits	$19,703	$24,982
Withholding tax attributable to intercompany interest income	16,543	15,573
Interest on senior notes	8,268	6,831
Settlement obligations	141	243
Outside service fees	1,824	4,423
Others	4,748	8,313

Accrued expenses	$51,227	$60,365

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of June 30, 2017 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
November 11, 2016	Zero cost collar	$6,000	July to August 2017
June 22, 2017	Zero cost collar	$105,000	September 2017 to February 2018
June 22, 2017	Forward	$20,000	September to December 2017

Details of derivative contracts as of December 31, 2016 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
November 11, 2016	Zero cost collar	$18,000	March to August 2017

The zero cost collar and forward contracts qualify as cash flow hedges under Accounting Standards Codification 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as assets and liabilities as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

Derivatives designated as hedging instruments:		June 30, 2017	December 31, 2016
Asset Derivatives:
Zero cost collars	Other current assets	$2	$—
Liabilities Derivatives:
Zero cost collars	Other current liabilities	$888	$453
Liabilities Derivatives:
Forwards	Other current liabilities	$73	$—

Offsetting of derivative assets and liabilities as of June 30, 2017 is as follows (in thousands):

As of June 30, 2017	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2	$—	$2	$—	$—	$2
Liabilities Derivatives:
Zero cost collars	$888	$—	$888	$—	$(590)	$298
Liabilities Derivatives:
Forwards	$73	$—	$73	$—	$—	$73

Offsetting of derivative liabilities as of December 31, 2016 is as follows (in thousands):

As of December 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liabilities Derivatives:
Zero cost collars	$453	$—	$453	$—	$(650)	$(197)

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2017 and 2016 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016		2017	2016		2017	2016
Zero cost collars	$(1,620)	$(24)	Net sales	$808	$—	Other income, net	$(368)	$(8)
Forwards	$26	$—	Net sales	$—	$—	Other income, net	$(99)	$—

Total	$(1,594)	$(24)		$808	$—		$(467)	$(8)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2017 and 2016 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016		2017	2016
Zero cost collars	$883	$41	Net sales	$1,305	$—	Other income, net	$269	$34
Forwards	$26	$—	Net sales	$—	$—	Other income, net	$(99)	$—

Total	$909	$41		$1,305	$—		$170	$34

As of June 30, 2017, the amount expected to be reclassified from accumulated other comprehensive income (loss) into loss within the next twelve months is $832 thousand.

The Company set aside $6,000 thousand and $2,500 thousand cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for the zero cost collar and forward contracts outstanding as of June 30, 2017 and for the zero cost collar contracts outstanding as of December 31, 2016, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand, and $590 thousand and $650 thousand of additional cash collateral were required and recorded as hedge collateral on the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. These outstanding zero cost collar contracts and forward contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

8. Fair Value Measurements

Fair Value of Financial Instruments

As of June 30, 2017, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$2	$2	—	$2	—
Liabilities:
Derivative liabilities (other current liabilities)	$961	$961	—	$961	—

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

Fair Value of Long-term Borrowings

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$80,926	$122,671	$—	$—
6.625% Senior Notes due July 2021 (Level 2)	$221,454	$209,700	$221,082	$193,500

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

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets, are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of June 30, 2017 and 2016, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

9. Long-Term Borrowings

Long-term borrowings as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
5.0% Exchangeable Senior Notes due March 2021	$86,250	$—
6.625% Senior Notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(8,870)	(3,918)

Long-term borrowings, net of unamortized discount and debt issuance costs	$302,380	$221,082

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

The Exchangeable Notes Indenture contains covenants that limit the ability of the Company, MagnaChip Semiconductor S.A. and the Company’s other restricted subsidiaries to: (i) declare or pay any dividend or make any payment or distribution on account of or purchase or redeem the Company’s capital stock or equity interests of the restricted subsidiaries; (ii) make any principal payment on, or redeem or repurchase, prior to any scheduled repayment or maturity, any subordinated indebtedness; (iii) make certain investments; (iv) incur additional indebtedness and issue certain types of capital stock; (v) create or incur any lien (except for permitted liens) that secures obligations under any indebtedness; (vi) merge with or into or sell all or substantially all of the Company’s assets to other companies; (vii) enter into certain types of transactions with affiliates; (viii) guarantee the payment of any indebtedness; and (ix) designate unrestricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications. Certain of these restrictive covenants will terminate if the Exchangeable Notes are rated investment grade at any time.

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the six months ended June 30, 2017 was $2,542 thousand.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,120 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expenses related to the 2021 Notes for the six months ended June 30, 2017 and 2016 were $7,826 thousand and $7,801 thousand, respectively.

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2017, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2017		June 30, 2016
Beginning balance	$140,878	$130,144	$139,103	$135,160
Provisions	3,390	10,776	4,056	9,827
Severance payments	(10,558)	(18,082)	(9,004)	(13,102)
Translation adjustments	(2,816)	8,056	(1,355)	915

	130,894	130,894	132,800	132,800
Less: Cumulative contributions to the National Pension Fund	(245)	(245)	(290)	(290)
Group severance insurance plan	(599)	(599)	(669)	(669)

Accrued severance benefits, net	$130,050	$130,050	$131,841	$131,841

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2017	$—
2018	—
2019	527
2020	1,108
2021	1,403
2022	1,432
2023 – 2027	18,868

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

11. Foreign Currency Gain, Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2017, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $670,992 thousand. This amount includes a newly executed intercompany loan of $75,000 thousand during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the Exchangeable Notes Offering from the Company’s Luxembourg’s subsidiary to its Dutch subsidiary, and then to the Korean subsidiary. The Korean won to U.S. dollar exchange rates were 1,139.6:1 and 1,208.5:1 using the first base rate as of June 30, 2017 and December 31, 2016, respectively, as quoted by the KEB Hana Bank.

12. Restructuring and Other Charges (Gain), Net

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

In March 2017, the Company sold its sensor product business, which was included in and reported as part of Display Solutions line of its Standard Products Group, to a third party for proceeds of $1,295 thousand, in an effort to improve our overall profitability. The Company recorded $375 thousand net gain from this sale after deducting the book values of certain assets transferred to the buyer.

During the first quarter of 2016, the Company completed all procedures necessary to sell all machinery in its closed 6-inch fab and recognized the $7,785 thousand of restructuring gain from the related deposit of $8,165 thousand received as of December 31, 2015, net of certain direct selling costs.

13. Early Termination Charges

As of February 22, 2017, the Company’s Board of Directors approved the implementation of a new headcount reduction plan (the “Headcount Reduction Plan”). As of June 30, 2017, 352 employees elected to resign from the Company during which the Headcount Reduction Plan was offered. The cost related to the Headcount Reduction Plan, all of which is expected to consist of cash expenditures, is approximately $31 million of which approximately $28 million has already been paid. The Company recorded in its consolidated statement of operations $11.1 million and $2.3 million in termination related charges as early termination charges for the three months ended March 31, 2017 and June 30, 2017, respectively. The remaining total estimated cost relates to statutory severance benefits, which are required by law and have already been fully accrued in the Company’s financial statements.

14. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions.

The Company’s Korean subsidiary is the primary operating subsidiary of the Company. For the six months ended June 30, 2017 and 2016, no income tax expense or benefit for the Korean subsidiary was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the six months ended June 30, 2017 and 2016 was $1,391 thousand and $1,087 thousand, respectively. The increase in income tax expenses was primarily attributable to changes in unrecognized tax benefits as a result of a lapse of the applicable statute of limitations in the Korean subsidiary and an increase in accrued interests on intercompany loans.

15. Geographic and Segment Information

The Company has two operating segments: Foundry Services Group and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer who allocates resources and assesses performance of the business and other activities based on gross profit.

The following sets forth information relating to the operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Sales
Foundry Services Group	$81,528	$62,310	$159,056	$122,289
Standard Products Group
Display Solutions	49,753	74,406	98,632	132,465
Power Solutions	35,314	30,213	70,594	60,131

Total Standard Products Group	85,067	104,619	169,226	192,596
All other	90	177	113	326

Total net sales	$166,685	$167,106	$328,395	$315,211

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gross Profit
Foundry Services Group	$23,433	$14,187	$45,520	$28,480
Standard Products Group	23,139	22,385	42,599	43,145
All other	90	177	113	(627)

Total gross profit	$46,662	$36,749	$88,232	$70,998

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	June 30, 2017	June 30, 2016
Korea	$67,979	$46,822
Asia Pacific (other than Korea)	76,524	100,107
U.S.A.	11,155	8,338
Europe	10,725	11,749
Others	302	90

Total	$166,685	$167,106

	Six Months Ended
	June 30, 2017	June 30, 2016
Korea	$133,062	$97,450
Asia Pacific (other than Korea)	155,988	181,900
U.S.A.	20,322	13,114
Europe	18,578	22,266
Others	445	481

Total	$328,395	$315,211

Net sales from the Company’s top ten largest customers accounted for 59% and 68% for the three months ended June 30, 2017 and 2016, respectively, and 60% and 65% for the six months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017, the Company had one customer that represented 15.1% of its net sales, and for the six months ended June 30, 2017, the Company had one customer that represented 14.9% of its net sales.

For the three months ended June 30, 2016, the Company had one customer that represented 29.4% of its net sales, and for the six months ended June 30, 2016, the Company had two customers that represented 24.3% and 11.0% of its net sales, respectively.

97% of the Company’s property, plant and equipment are located in Korea as of June 30, 2017.

16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	June 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(11,502)	$14,460
Derivative adjustments	(832)	(436)

Total	$(12,334)	$14,024

Changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2017 and 2016 are as follows (in thousands):

Three Months Ended June 30, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,864)	$1,570	$(19,294)

Other comprehensive income (loss) before reclassifications	9,362	(1,594)	7,768
Amounts reclassified from accumulated other comprehensive loss	—	(808)	(808)

Net current-period other comprehensive income (loss)	9,362	(2,402)	6,960

Ending balance	$(11,502)	$(832)	$(12,334)

Three Months Ended June 30, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(6,210)	$24	$(6,186)

Other comprehensive income (loss) before reclassifications	6,167	(24)	6,143
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive income (loss)	6,167	(24)	6,143

Ending balance	$(43)	$—	$(43)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016 are as follows (in thousands):

Six Months Ended June 30, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$14,460	$(436)	$14,024

Other comprehensive income (loss) before reclassifications	(25,962)	909	(25,053)
Amounts reclassified from accumulated other comprehensive loss	—	(1,305)	(1,305)

Net current-period other comprehensive loss	(25,962)	(396)	(26,358)

Ending balance	$(11,502)	$(832)	$(12,334)

Six Months Ended June 30, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(190)	$(41)	$(231)

Other comprehensive income before reclassifications	147	41	188
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive income	147	41	188

Ending balance	$(43)	$—	$(43)

17. Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016
	(In thousands of US dollars, except share data)
Basic Loss per Share
Net loss	$(8,059)	$(17,816)

Basic weighted average common stock outstanding	33,952,574	34,716,081
Basic loss per share	$(0.24)	$(0.51)
Diluted Loss per Share
Net loss	$(8,059)	$(17,816)

Diluted weighted average common stock outstanding	33,952,574	34,716,081
Diluted loss per share	$(0.24)	$(0.51)

	Six Months Ended
	June 30, 2017	June 30, 2016
	(In thousands of US dollars, except share data)
Basic Earnings (Loss) per Share
Net income (loss)	$35,679	$(9,691)

Basic weighted average common stock outstanding	33,808,237	34,707,492
Basic earnings (loss) per share	$1.06	$(0.28)
Diluted Earnings (Loss) per Share
Net income (loss)	$35,679	$(9,691)
Add back: Interest expense on Exchangeable Notes	2,542	—
Net income (loss) allocated to common stockholders	$38,221	$(9,691)

Basic weighted average common stock outstanding	33,808,237	34,707,492
Net effect of dilutive equity awards	439,264	—
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	9,524,614	—

Diluted weighted average common stock outstanding	43,772,115	34,707,492
Diluted earnings (loss) per share	$0.87	$(0.28)

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Options	3,006,377	3,752,331	1,026,605	3,752,331
Restricted Stock Units	149,495	515,795	—	515,795

For the three months ended June 30, 2017, 10,448,213 of the assumed conversion of Exchangeable Notes was excluded from the computation of diluted loss per share as the effect was anti-dilutive due to the net loss incurred for the period.

18. Commitments and Contingencies

SEC Enforcement Staff Review

In March 2014, the Company voluntarily reported to the Securities and Exchange Commission, or the SEC, that the Company’s Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced an independent investigation. Over the course of 2014 and the first two quarters of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the independent investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with its investigation. On May 1, 2017, the SEC announced that it had reached a final settlement with the Company, resolving SEC’s investigation. In that connection, the Company has consented, without admitting or denying the SEC’s findings, to the entry of an administrative order by the SEC directing that the Company cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC regulations. The SEC’s administrative order was entered on May 1, 2017. The SEC imposed a monetary penalty of $3,000 thousand on the Company. In the first quarter ended March 31, 2017, the Company established a reserve in that amount for the potential settlement of this matter. The reserved monetary penalty of $3,000 thousand was paid to the SEC during the second quarter of 2017. The Company also agreed to an undertaking to cooperate fully with the SEC in any and all investigations, litigations or other proceedings relating to or arising from the matters described in the SEC’s order. In connection with the settlement, the SEC considered remedial acts promptly undertaken by the Company and its cooperation with the SEC staff during the course of the investigation. Among other things, as previously disclosed in the Company’s filings with the SEC, the Audit Committee of the Company self-investigated and self-reported the accounting errors, selected new management and implemented various additional controls designed to prevent similar errors going forward.

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

Overview

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with an operating history of over 30 years, large portfolio of 2,140 registered novel patents and 155 pending novel patent applications and extensive engineering and manufacturing process expertise.

Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and IDM semiconductor companies that primarily serve communications, IoT, consumer, industrial and automotive applications. Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. Our Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications.

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

Since 2007, we have designed and manufactured organic light emitting diodes (OLED) display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to an external foundry from the second half of 2015. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of advanced OLED products to external foundries, we are able to dynamically adapt to the changing customer requirements and address growing markets without substantial capital investments by us. Both at the internal manufacturing facilities and external foundries, we apply our unique OLED process patents as well as other intellectual property, proprietary process design kits and custom design-flow methodologies.

In our previous public filings, we had used a term “active matrix organic light emitting diodes (AMOLED)” that described a display technology used in certain display driver ICs that we had designed and manufactured in our internal and external foundries. Beginning with this Report, we will use the term “OLED” instead of the term “AMOLED” in our public filings in order to be consistent with commonly accepted industry naming practices for this product category. There is no change to the products that we previously referred to as AMOLED display driver ICs.

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

Recent Developments

Events associated with the closure of our 6-inch fab and reduction of workforce

In December 2014, we announced that our Board of Directors had adopted a plan to close our 6-inch fab. During the fourth quarter of 2015, we received an $8.2 million deposit for sale of machinery in conjunction with the planned closure of our 6-inch fab. According to this plan, the 6-inch fab was closed on February 29, 2016. During the first quarter of 2016, we completed all procedures necessary to sell all machineries in our closed 6-inch fab and recognized a $7.8 million restructuring gain from the related deposit of $8.2 million, net of certain direct selling costs. On April 4, 2016, we commenced a voluntary resignation program (the “Program”), which was available to certain manufacturing employees, including our 6-inch fab employees, through April 29, 2016.

As of April 29, 2016, 169 employees elected to resign under the terms of the Program, from which we expect to save approximately $8 million in spending per year. We paid approximately $8 million for severance benefits, which are required by law and had already been fully accrued in our financial statements, in a lump sum during the second quarter of 2016. Beginning in May 2016, we also began to pay a portion of the $4.2 million other termination benefits under the Program, which were paid in equal monthly installments over twelve months. We recorded the $4.2 million charge related to the full amount of these other termination benefits payable under the Program during the second quarter of 2016.

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

As of February 22, 2017, our Board of Directors approved the implementation of the Headcount Reduction Plan. As of June 30, 2017, 352 employees elected to resign from the Company during which the Headcount Reduction Plan was offered. The Headcount Reduction Plan is expected to result in estimated annual cost savings of approximately $24 million. The cost related to the Headcount Reduction Plan, all of which is expected to consist of cash expenditures, is approximately $31 million of which approximately $28 million has already been paid. We recorded in the consolidated statement of operations $11.1 million and $2.3 million termination related charges as “early termination charges” for the three months ended March 31, 2017 and June 30, 2017, respectively. The remaining total estimated cost relates to statutory severance benefits, which are required by law and have already been fully accrued in our financial statements.

Issuance of Exchangeable Senior Notes and Stock Repurchase

As of January 17, 2017, we closed the offering (the “Exchangeable Notes Offering”) by our Luxembourg subsidiary, MagnaChip Semiconductor S.A., of $86.25 million aggregate principal amount of its 5.00% Exchangeable Senior Notes due 2021 (the “Exchangeable Notes”), reflecting the full exercise of the initial purchasers’ option to purchase additional Exchangeable Notes. We used a portion of the net proceeds from the Exchangeable Notes Offering to repurchase 1,795,444 shares of our common stock under our stock repurchase program, which was authorized by our board of directors on January 10, 2017, at an aggregate cost of $11.4 million.

Sale of Sensor Business

In March 2017, we sold our sensor product business, which was included in and reported as part of the Display Solutions line of our Standard Products Group, to a third party for proceeds of $1.3 million, in an effort to improving our overall profitability. We recorded a $0.4 million gain from this sale after deducting the book values of certain assets transferred to the buyer.

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

On May 1, 2017, the SEC announced that it had reached a final settlement with us, resolving the SEC’s investigation, as detailed in “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements— Note 18. Commitments and Contingencies” in this Report. In that connection, we have consented, without admitting or denying the SEC’s findings, to the entry of an administrative order by the SEC directing that we cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC regulations. The SEC’s administrative order was entered on May 1, 2017. The SEC imposed a monetary penalty of $3.0 million on us. In the first quarter ended March 31, 2017, we established a reserve in that amount for the potential settlement of this matter and recorded it as selling, general and administrative expense in the consolidated statements of operations for the three months ended March 31, 2017. The reserved monetary penalty of $3.0 million was paid to the SEC during the second quarter of 2017.

As a result of the restatement, we have incurred substantial external accounting, legal and other related costs associated with the restatement and certain litigation and other regulatory investigations and actions related thereto. We incurred restatement related costs of $5.2 million, primarily attributable to the payment for the settlement with the SEC, for the six months ended June 30, 2017, compared to $5.9 million for the six months ended June 30, 2016.

Segments

We report our financial results in two operating segments: Foundry Services Group and Standard Products Group. We identified these segments based on how we allocate resources and assess our performance.

•	Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 484 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve communications, IoT, consumer, industrial and automotive applications. Our Foundry Services Group business represented 48.4% and 38.8% of our net sales for the six months ended June 30, 2017 and June 30, 2016, respectively. Gross profit from our Foundry Services Group business was $45.5 million and $28.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

•	Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 51.5% and 61.1% of our net sales for the six months ended June 30, 2017 and June 30, 2016, respectively. Gross profit from our Standard Products Group was $42.6 million and $43.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other charges (gain), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net and (vi) restatement related expenses. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expenses, and depreciation and amortization.

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(In millions)
Net income (loss)	$(8.1)	$35.7	$(17.8)	$(9.7)
Interest expense, net	5.2	10.2	4.0	8.0
Income tax expenses	0.5	1.4	0.3	1.1
Depreciation and amortization	6.8	13.5	6.2	12.3
EBITDA	$4.4	$60.8	$(7.3)	$11.6
Adjustments:
Restructuring and other charges (gain), net(a)	—	(17.0)	1.3	(5.5)
Early termination charges(b)	2.3	13.4	4.2	4.2
Equity-based compensation expense(c)	0.3	1.2	1.0	1.5
Foreign currency loss (gain), net(d)	11.9	(29.9)	7.1	(1.1)
Derivative valuation loss (gain), net(e)	0.5	(0.2)	0.0	0.0
Restatement related expenses(f)	0.9	5.2	2.3	5.9

Adjusted EBITDA	$20.3	$33.4	$8.6	$16.6

(a)	For the six months ended June 30, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business. For the three months ended June 30, 2016, this adjustment eliminates the $1.3 million restructuring charges resulted from training and transition costs related to the closure of our 6-inch fab. For the six months ended June 30, 2016, this adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of $2.3 million training and transition costs related to our 6-inch fab employees.

(b)	This adjustment eliminates the charges related to the reduction of workforce through the Headcount Reduction Plan in the first half of 2017 and the Program in the second quarter of 2016. As these termination related charges are recorded as a result of implementing the company-wide headcount reduction and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(d)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. This amount does not include any allocation of internal costs related to the restatement. For the six months ended June 30, 2017, this adjustment also eliminates the $3.0 million civil penalty imposed by the SEC. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) used to calculate Adjusted EBITDA were applied consistently to the periods presented.

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

We present Adjusted Net Income (Loss) as a further supplemental measure of our performance. We prepare Adjusted Net Income (Loss) by adjusting net income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (Loss) is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (Loss) for a number of reasons, including:

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

Adjusted Net Income (Loss) is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other charges (gain), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net and (vi) restatement related expenses.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(In millions)
Net income (loss)	$(8.1)	$35.7	$(17.8)	$(9.7)
Adjustments:
Restructuring and other charges (gain), net(a)	—	(17.0)	1.3	(5.5)
Early termination charges(b)	2.3	13.4	4.2	4.2
Equity-based compensation expense(c)	0.3	1.2	1.0	1.5
Foreign currency loss (gain), net(d)	11.9	(29.9)	7.1	(1.1)
Derivative valuation loss (gain), net(e)	0.5	(0.2)	0.0	0.0
Restatement related expenses(f)	0.9	5.2	2.3	5.9

Adjusted Net Income (Loss)	$7.8	$8.3	$(1.9)	$(4.7)

(a)	For the six months ended June 30, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business. For the three months ended June 30, 2017, this adjustment eliminates the $1.3 million restructuring charges resulted from training and transition costs related to the closure of our 6-inch fab. For the six months ended June 30, 2016, this adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of $2.3 million training and transition costs related to our 6-inch fab employees.
(b)	This adjustment eliminates the charges related to the reduction of workforce through the Headcount Reduction Plan in the first half of 2017 and the Program in the second quarter of 2016. As these termination related charges are recorded as a result of implementing the company-wide headcount reduction and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
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
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. This amount does not include any allocation of internal costs related to the restatement. For the six months ended June 30, 2017, this adjustment also eliminates the $3.0 million civil penalty imposed by the SEC. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted Net Income (Loss) for the three and six months ended June 30, 2017 and 2016 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income used to calculate Adjusted Net Income (Loss) were applied consistently to the periods presented.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2017 and 2016, we sold products to 284 and 277 customers, respectively, and our net sales to our ten largest customers represented 60% and 65% of our net sales, respectively. We have a combined production capacity of approximately 113,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2017, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of June 30, 2017, the outstanding intercompany loans balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $671 million. This amount included a newly executed intercompany loan of $75 million during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended June 30, 2017 and 2016

The following table sets forth consolidated results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$166.7	100.0%	$167.1	100.0%	$(0.4)
Cost of sales	120.0	72.0	130.4	78.0	(10.3)

Gross profit	46.7	28.0	36.7	22.0	9.9

Selling, general and administrative expenses	17.7	10.6	20.4	12.2	(2.7)
Research and development expenses	16.9	10.2	18.2	10.9	(1.3)
Restructuring charges	—	—	1.3	0.8	(1.3)
Early termination charges	2.3	1.4	4.2	2.5	(2.0)

Operating income (loss)	9.7	5.8	(7.4)	(4.4)	17.1

Interest expense	(5.4)	(3.3)	(4.1)	(2.4)	(1.4)
Foreign currency loss, net	(11.9)	(7.1)	(7.1)	(4.2)	(4.8)
Others, net	0.1	0.0	1.0	0.6	(0.9)

	(17.3)	(10.4)	(10.2)	(6.1)	(7.1)

Loss before income taxes	(7.5)	(4.5)	(17.5)	(10.5)	10.0
Income tax expenses	0.5	0.3	0.3	0.2	0.3

Net loss	$(8.1)	(4.8)	$(17.8)	(10.7)	$9.8

Results by segment

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$81.5	48.9%	$62.3	37.3%	$19.2
Standard Products Group
Display Solutions	49.8	29.8	74.4	44.5	(24.7)
Power Solutions	35.3	21.2	30.2	18.1	5.1

Total Standard Products Group	85.1	51.0	104.6	62.6	(19.6)
All other	0.1	0.1	0.2	0.1	(0.1)

Total net sales	$166.7	100.0%	$167.1	100.0%	$(0.4)

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$23.4	28.7%	$14.2	22.8%	$9.2
Standard Products Group	23.1	27.2	22.4	21.4	0.8
All other	0.1	100.0	0.2	100.0	(0.1)

Total gross profit	$46.7	28.0	$36.7	22.0	$9.9

Net Sales

Net sales were $166.7 million for the three months ended June 30, 2017, a $0.4 million, or 0.3%, decrease compared to $167.1 million for the three months ended June 30, 2016. This decrease was primarily attributable to a net decrease in revenue from our Standard Products Group, which was offset in part by an increase in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $81.5 million for the three months ended June 30, 2017, a $19.2 million, or 30.8%, increase compared to $62.3 million for the three months ended June 30, 2016. The increase was primarily attributable to higher demand for our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets. The increase was also due to higher sales of certain products from the global power management IC foundry customers.

Standard Products Group. Net sales from our Standard Products Group segment were $85.1 million for the three months ended June 30, 2017, a $19.6 million, or 18.7%, decrease compared to $104.6 million for the three months ended June 30, 2016. This decrease was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from seasonal factors and a timing mismatch between the expected drop-off in revenue from existing products and when our new product family will begin to be produced in volume. Such decrease was partially offset by an increase in revenue related to large display products mainly due to higher demand of source drivers for ultra high definition TVs and MOSFETs and premium power products due to higher demand of TV and industrial products.

All Other. All other net sales were $0.1 million for the three months ended June 30, 2017 and $0.2 million for the three months ended June 30, 2016, respectively.

Gross Profit

Total gross profit was $46.7 million for the three months ended June 30, 2017 compared to $36.7 million for the three months ended June 30, 2016, a $9.9 million, or 27.0%, increase. Gross profit as a percentage of net sales for the three months ended June 30, 2017 increased to 28.0% compared to 22.0% for the three months ended June 30, 2016. The increase in gross profit as a percentage of net sales was due to our Foundry Services Group and Standard Products Group segments as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $23.4 million for the three months ended June 30, 2017, a $9.2 million, or 65.2%, increase compared to $14.2 million for the three months ended June 30, 2016. Gross profit as a percentage of net sales for the three months ended June 30, 2017 increased to 28.7% compared to 22.8% for the three months ended June 30, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to a better product mix and increase in 8-inch utilization rate. The increase was also attributable to a favorable impact from reduction in headcount.

Standard Products Group. Gross profit from our Standard Products Group segment was $23.1 million for the three months ended June 30, 2017, a $0.8 million, or 3.4%, increase from $22.4 million for the three months ended June 30, 2016. Gross profit as a percentage of net sales for the three months ended June 30, 2017 increased to 27.2% compared to 21.4% for the three months ended June 30, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to a favorable impact of higher 8-inch utilization rate and reduction in headcount, partially offset by unfavorable product mix caused by decline in revenues from our mobile OLED display driver ICs. The decline in our mobile OLED revenue stemmed from seasonal factors and a timing mismatch between the expected drop-off in revenue from existing products and when our new product family will begin to be produced in volume.

All Other. All other gross profit was $0.1 million for the three months ended June 30, 2017 and $0.2 million for the three months ended June 30, 2016, respectively.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$68.0	40.8%	$46.7	28.0%	$21.2
Asia Pacific (other than Korea)	76.5	45.9	100.1	59.9	(23.6)
United States	11.2	6.7	8.3	5.0	2.8
Europe	10.7	6.4	11.7	7.0	(1.0)
Others	0.3	0.2	0.1	0.1	0.2

	$166.7	100.0%	$167.1	100.0%	$(0.4)

Net sales in Korea for the three months ended June 30, 2017 increased from $46.7 million to $68.0 million compared to the three months ended June 30, 2016, or by $21.2 million, or 45.2%, primarily due to higher demand of large display applications for TVs and our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets. Higher sales of MOSFETs products also had a favorable impact.

Net sales in Asia Pacific (other than Korea) for the three months ended June 30, 2017 decreased from $100.1 million to $76.5 million compared to the three months ended June 30, 2016, or by $23.6 million, or 23.6%, primarily due to lower level of sales of mobile OLED display driver ICs, which was offset in part by an increase in sales of certain products from a global power management IC foundry customer.

Net sales in the United States for the three months ended June 30, 2017 increased from $8.3 million to $11.2 million compared to the three months ended June 30, 2016, or by $2.8 million, or 33.8%, primarily due to an increase in sales of certain products from a global power management IC foundry customer.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.7 million, or 10.6% of net sales, for the three months ended June 30, 2017, compared to $20.4 million, or 12.2% of net sales, for the three months ended June 30, 2016. The decrease of $2.7 million, or 13.1%, was primarily attributable to a $1.4 million decrease in restatement related professional fees mainly comprised of legal fees and a $1.1 million decrease in salary expense as a result of our headcount reduction.

Research and Development Expenses. Research and development expenses were $16.9 million, or 10.2% of net sales, for the three months ended June 30, 2017, compared to $18.2 million, or 10.9% of net sales, for the three months ended June 30, 2016. The decrease of $1.3 million, or 6.9%, was primarily attributable to a $0.6 million decrease in 8-inch R&D processing costs and a $0.6 million decrease in salary expense as a result of our headcount reduction of non-key R&D personnel.

Restructuring Charges. Restructuring charges of $1.3 million recorded for the three months ended June 30, 2016 resulted from training and transition costs related to the employees at our closed 6-inch fab.

Early Termination Charges. Termination related charges related to the reduction of workforce through the Headcount Reduction Plan for the three months ended June 30, 2017 and the Program for the three months ended June 30, 2016 were $2.3 million and $4.2 million, respectively.

Operating Income (Loss)

As a result of the foregoing, operating income increased by $17.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. As discussed above, the increase in operating income resulted from a $9.9 million increase in gross profit, a $2.7 million decrease in selling, general and administrative expenses, a $1.3 million decrease in research development expenses, a $1.3 million decrease in restructuring charges and a $2.0 million decrease in early termination charges.

Other Income

Interest Expense. Interest expenses were $5.4 million and $4.1 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The increase of $1.4 million was attributable to the interest expense recorded for the Exchangeable Notes issued in January 2017.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended June 30, 2017 was $11.9 million compared to net foreign currency loss of $7.1 million for the three months ended June 30, 2016. The net foreign currency loss for the three months ended June 30, 2017 and 2016 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2017 and June 30, 2016, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $671 million and $594 million, respectively. The increase was primarily attributable to a newly executed intercompany loan of $75 million during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended June 30, 2017 and June 30, 2016 was $0.1 million and $1.0 million, respectively.

Income Tax Expenses

Income tax expenses for the three months ended June 30, 2017 were $0.5 million and for the three months ended June 30, 2016 were $0.3 million. The increase in income tax expenses was primarily attributable to changes in unrecognized tax benefits as a result of a lapse of the applicable statute of limitations in the Korean subsidiary and an increase in accrued interests on intercompany loans.

Net Loss

As a result of the foregoing, net loss decreased by $9.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. As discussed above, the decrease in net loss primarily resulted from a $17.1 million increase in operating income, which was offset by a $4.8 million increase in net foreign currency loss.

Results of Operations – Comparison of Six Months Ended June 30, 2017 and 2016

The following table sets forth consolidated results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$328.4	100.0%	$315.2	100.0%	$13.2
Cost of sales	240.2	73.1	244.2	77.5	(4.1)

Gross profit	88.2	26.9	71.0	22.5	17.2

Selling, general and administrative expenses	40.9	12.4	40.4	12.8	0.5
Research and development expenses	34.9	10.6	36.0	11.4	(1.1)
Restructuring and other charges (gain), net	(17.0)	(5.2)	(6.5)	(2.1)	(10.5)
Early termination charges	13.4	4.1	4.2	1.3	9.1

Operating income (loss)	16.1	4.9	(3.1)	(1.0)	19.2

Interest expense	(10.6)	(3.2)	(8.1)	(2.6)	(2.5)
Foreign currency gain, net	29.9	9.1	1.1	0.3	28.8
Others, net	1.7	0.5	1.5	0.5	0.2

	21.0	6.4	(5.5)	(1.7)	26.5

Income (loss) before income taxes	37.1	11.3	(8.6)	(2.7)	45.7
Income tax expenses	1.4	0.4	1.1	0.3	0.3

Net income (loss)	$35.7	10.9	$(9.7)	(3.1)	$45.4

Results by segment

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$159.1	48.4%	$122.3	38.8%	$36.8
Standard Products Group
Display Solutions	98.6	30.0	132.5	42.0	(33.8)
Power Solutions	70.6	21.5	60.1	19.1	10.5

Total Standard Products Group	169.2	51.5	192.6	61.1	(23.4)
All other	0.1	0.0	0.3	0.1	(0.2)

Total net sales	$328.4	100.0%	$315.2	100.0%	$13.2

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$45.5	28.6%	$28.5	23.3%	$17.0
Standard Products Group	42.6	25.2	43.1	22.4	(0.5)
All other	0.1	100.0	(0.6)	(192.3)	0.7

Total gross profit	$88.2	26.9	$71.0	22.5	$17.2

Net Sales

Net sales were $328.4 million for the six months ended June 30, 2017, a $13.2 million, or 4.2%, increase compared to $315.2 million for the six months ended June 30, 2016. This increase was primarily attributable to an increase in revenue from our Foundry Services, which was offset in part by a net decrease in revenue from our Standard Products Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $159.1 million for the six months ended June 30, 2017, a $36.8 million, or 30.1%, increase compared to net sales of $122.3 million for the six months ended June 30, 2016. The increase was primarily attributable to higher sales of certain products from global power management IC foundry customers and higher demand for our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets. These increases were partially offset by a net decrease in demand of our foundry services from a customer serving the high-end smartphone market.

Standard Products Group. Net sales from our Standard Products Group segment were $169.2 million for the six months ended June 30, 2017, a $23.4 million, or 12.1%, decrease compared to $192.6 million for the six months ended June 30, 2016. This decrease was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from seasonal factors and a timing mismatch between the expected drop-off in revenue from existing products and when our new product family will begin to be produced in volume. Such decrease was partially offset by an increase in revenue related to large display products mainly due to higher demand of source drivers for ultra high definition TVs and MOSFETs and premium power products due to higher demand of TV and industrial products.

All Other. All other net sales were $0.1 million for the six months ended June 30, 2017 and $0.3 million for the six months ended June 30, 2016, respectively.

Gross Profit

Total gross profit was $88.2 million for the six months ended June 30, 2017 compared to $71.0 million for the six months ended June 30, 2016, a $17.2 million, or 24.3%, increase. Gross profit as a percentage of net sales for the six months ended June 30, 2017 increased to 26.9% compared to 22.5% for the six months ended June 30, 2016. The increase in gross profit as a percentage of net sales was primarily due to an increase in gross profit from our Foundry Services Group segment as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $45.5 million for the six months ended June 30, 2017, a $17.0 million, or 59.8%, increase compared to $28.5 million for the six months ended June 30, 2016. Gross profit as a percentage of net sales for the six months ended June 30, 2017 increased to 28.6% compared to 23.3% for the six months ended June 30, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to a better product mix and increase in 8-inch utilization rate. Our product mix improved partly due to ending the production and sale of legacy low margin products that were manufactured in our 6-inch fab, which was closed during the first quarter of 2016. The increase was also attributable to a favorable impact from reduction in headcount.

Standard Products Group. Gross profit from our Standard Products Group segment was $42.6 million for the six months ended June 30, 2017, a $0.5 million, or 1.3%, decrease from $43.1 million for the six months ended June 30, 2016. Gross profit as a percentage of net sales for the six months ended June 30, 2017 increased to 25.2% compared to 22.4% for the six months ended June 30, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to the favorable impact of a higher 8-inch utilization rate and reduction in headcount, partially offset by unfavorable product mix caused by decline in revenue from our mobile OLED display driver ICs. The decline in our mobile OLED revenue stemmed from seasonal factors and a timing mismatch between the expected drop-off in revenue from existing products and when our new product family will begin to be produced in volume.

All Other. All other gross profit for the six months ended June 30, 2017 was $0.1 million. All other gross profit for the six months ended June 30, 2016 was negative $0.6 million mainly attributable to training and transition costs related to our closed 6-inch fab employees, which was partially offset by revenue from the disposal of waste materials.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$133.1	40.5%	$97.5	30.9%	$35.6
Asia Pacific (other than Korea)	156.0	47.5	181.9	57.7	(25.9)
United States	20.3	6.2	13.1	4.2	7.2
Europe	18.6	5.7	22.3	7.1	(3.7)
Others	0.4	0.1	0.5	0.2	(0.0)

	$328.4	100.0%	$315.2	100.0%	$13.2

Net sales in Korea for the six months ended June 30, 2017 increased from $97.5 million to $133.1 million compared to the six months ended June 30, 2016, or by $35.6 million, or 36.5%, primarily due to higher demand of large display applications for TVs and our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets. Higher sales of MOSFETs products also had a favorable impact.

Net sales in Asia Pacific for the six months ended June 30, 2017 decreased from $181.9 million to $156.0 million compared to the six months ended June 30, 2016, or by $25.9 million, or 14.2%, primarily due to lower level of sales of mobile OLED display driver ICs, which was partially offset by an increase in sales of certain products from a global power management IC foundry customer.

Net sales in the United States for the six months ended June 30, 2017 increased from $13.1 million to $20.3 million compared to the six months ended June 30, 2016, or by $7.2 million, or 55.0%, primarily due to an increase in sales of certain products from a global power management IC foundry customer.

Net sales in Europe for the six months ended June 30, 2017 decreased from $22.3 million to $18.6 million compared to the six months ended June 30, 2016, or by $3.7 million, or 16.6%, primarily due to lower demand of our foundry services from a customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $40.9 million, or 12.4% of net sales, for the six months ended June 30, 2017, compared to $40.4 million, or 12.8% of net sales, for the six months ended June 30, 2016. The increase of $0.5 million, or 1.3%, was primarily attributable to a $3.0 million civil penalty in connection with the final settlement with the SEC, which was partially offset by a decrease in professional fees mainly comprised of legal and consulting fees.

Research and Development Expenses. Research and development expenses were $34.9 million, or 10.6% of net sales, for the six months ended June 30, 2017, compared to $36.0 million, or 11.4% of net sales, for the six months ended June 30, 2016. The decrease of $1.1 million, or 3.1%, was primarily attributable to a decrease in 8-inch R&D processing costs.

Restructuring and Other Charges (Gain), Net. Restructuring and other charges (gain), net of $17.0 million recorded for the six months ended June 30, 2017 resulted from a $16.6 million restructuring gain on the sale of the building related to the closure of our 6-inch fab and a $0.4 million gain on sale of our sensor business. Restructuring and other charges (gain), net of $6.5 million recorded for the six months ended June 30, 2016 resulted from the sale of machinery related to the closure of our 6-inch fab, which was offset by $1.3 million of training and transition costs related to the employees at our closed 6-inch fab.

Early Termination Charges. Termination related charges related to the reduction of workforce through the Headcount Reduction Plan for the six months ended June 30, 2017 and the Program for the six months ended June 30, 2016 were $13.4 million and $4.2 million, respectively.

Operating Income (Loss)

As a result of the foregoing, an operating loss of $3.1 million for the six months ended June 30, 2016 turned to an operating income of $16.1 million for the six months ended June 30, 2017. This $19.2 million increase in operating income resulted from a $17.2 million increase in gross profit, a $10.5 million increase in restructuring and other gain, net, which was partially offset by a $9.1 million increase in early termination charges.

Other Income (Expense)

Interest Expense. Interest expense was $10.6 million for the six months ended June 30, 2017 and $8.1 million for the six months ended June 30, 2016. The increase of $2.5 million was attributable to the interest expense recorded for the Exchangeable Notes issued in January 2017.

Foreign Currency Gain, Net. Net foreign currency gain for the six months ended June 30, 2017 was $29.9 million compared to net foreign currency gain of $1.1 million for the six months ended June 30, 2016. The net foreign currency gain for the six months ended June 30, 2017 and 2016 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2017 and June 30, 2016, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $671 million and $594 million, respectively. The increase was primarily attributable to a newly executed intercompany loan of $75 million during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the six months ended June 30, 2017 and June 30, 2016 was $1.7 million and $1.5 million, respectively.

Income Tax Expenses

Income tax expenses for the six months ended June 30, 2017 and 2016 were $1.4 million and $1.1 million, respectively. The increase in income tax expenses was primarily attributable to changes in unrecognized tax benefits as a result of a lapse of the applicable statute of limitations in the Korean subsidiary and an increase in accrued interests on intercompany loans.

Net Loss

As a result of the foregoing, a net loss of $9.7 million for the six months ended June 30, 2016 turned to a net income of $35.7 million for the six months ended June 30, 2017. This $45.4 million increase in net income primarily resulted from a $19.2 million increase in operating income and a $28.8 million increase in net foreign currency gain.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2017, we do not have any accounts payable on extended terms or payment deferment with our vendors.

On January 17, 2017, MagnaChip Semiconductor S.A., our Luxembourg subsidiary, closed the Exchangeable Notes Offering of the Exchangeable Notes with $86.25 million aggregate principal amount, reflecting the full exercise of the initial purchasers’ option to purchase additional Exchangeable Notes. We used a portion of the net proceeds from the Exchangeable Notes Offering to repurchase approximately $11.4 million of our common stock as part of our stock repurchase program.

We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $31.7 million for the six months ended June 30, 2017, compared to $8.7 million for the six months ended June 30, 2016. The net operating cash outflow for the six months ended June 30, 2017 reflects our net income of $35.7 million and adjustments of $26.2 million which mainly consisted of depreciation and amortization, provision for severance benefits, net foreign currency gain and restructuring gain and other, and a net decrease in operating assets and liabilities of $41.2 million. The decrease in changes in operating assets and liabilities was mainly attributable to the payments of statutory severance to the employees that resigned from the Company.

Our working capital balance as of June 30, 2017 was $162.8 million compared to $89.3 million as of December 31, 2016. The $73.5 million increase was primarily attributable to a $48.2 million increase in cash and cash equivalents, a $14.2 million increase in accounts receivable, net and a $9.1 million decrease in accrued expenses.

Cash Flows from Investing Activities

Cash inflow provided by investing activities totaled $5.5 million for the six months ended June 30, 2017, compared to $0.01 million of cash outflow used in investing activities for the six months ended June 30, 2016. The $5.5 million increase was primarily attributable to a $13.7 million net increase in proceeds from disposal of plant, property and equipment, partly offset by a $9.2 million net increase in hedge collateral.

Cash Flows from Financing Activities

Cash inflow generated by financing activities totaled $71.5 million for the six months ended June 30, 2017, compared to no cash flow from financing activities for the six months ended June 30, 2016. The $71.5 million increase was attributable to $80.3 million of net proceeds received from the issuance of the Exchangeable Notes and $2.5 million of proceeds received from the exercised stock options, which was partly offset by the payment of $11.4 million for the repurchase of 1,795,444 shares of our common stock in January 2017 pursuant to our stock repurchase plan.

Capital Expenditures

We routinely make capital expenditures for fab maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the six months ended June 30, 2017, capital expenditures (including payments for intellectual property registration) were $11.4 million, a $5.1 million, or 80.2%, increase from $6.3 million for the six months ended June 30, 2016. The increase was mainly due to equipment purchased to support demand of certain process technology.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2017:

	Payments Due by Period
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
	(In millions)
Exchangeable Notes(1)	$103.5	$2.2	$4.3	$4.3	$4.3	$88.4	$—
2021 Notes(2)	292.1	7.5	14.9	14.9	14.9	239.9	—
Operating lease(3)	28.6	3.4	4.7	1.9	1.6	1.2	15.8
Others(4)	13.2	5.1	4.1	1.9	1.1	1.1	—

(1)	Interest payments as well as $86.25 million aggregate principal amount of the Exchangeable Notes outstanding as of June 30, 2017, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier converted or redeemed.
(2)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of June 30, 2017, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.
(3)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,139.6.1:1, the exchange rate as of June 30, 2017.
(4)	Includes license agreements and other contractual obligations.

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

We follow accounting guidance on uncertain tax positions. Our unrecognized tax benefits totaled $2.2 million as of June 30, 2017. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $130.1 million as of June 30, 2017. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future period.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2017 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.1 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of June 30, 2017, $86.25 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of June 30, 2017, $225.0 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2016 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2016 Form 10-K and Note 18 to our consolidated financial statements in this Report for additional information.

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

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2016 Form 10-K.

Item 6. Exhibits.

Exhibit Number	Description

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 4, 2017	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2017	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith