Form 10-Q
period 2017-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2017-11-08
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, the registrant had 34,138,289 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2017 and 2016	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	48

PART II OTHER INFORMATION		49

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 6.	Exhibits	50

SIGNATURES		51

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$128,425	$83,355
Restricted cash (Note 12)	—	18,251
Accounts receivable, net	86,046	61,775
Inventories, net	57,162	57,048
Other receivables	2,944	5,864
Prepaid expenses	12,654	8,137
Hedge collateral	9,520	3,150
Other current assets	3,641	5,113

Total current assets	300,392	242,693

Property, plant and equipment, net	186,390	179,793
Intangible assets, net	3,748	3,085
Long-term prepaid expenses	13,074	9,556
Deferred income tax assets	274	193
Other non-current assets	4,805	6,632

Total assets	$508,683	$441,952

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$54,304	$51,509
Other accounts payable	12,319	12,272
Accrued expenses	45,324	60,365
Deferred revenue	9,465	11,092
Deposits received (Note 12)	264	16,549
Other current liabilities	2,321	1,654

Total current liabilities	123,997	153,441

Long-term borrowings, net	302,894	221,082
Accrued severance benefits, net	132,288	129,225
Other non-current liabilities	10,632	10,318

Total liabilities	569,811	514,066

Commitments and Contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 42,512,498 shares issued and 34,138,289 outstanding at September 30, 2017 and 41,627,103 shares issued and 35,048,338 outstanding at December 31, 2016	425	416
Additional paid-in capital	135,185	130,189
Accumulated deficit	(84,542)	(125,825)
Treasury stock, 8,374,209 shares at September 30, 2017 and 6,578,765 shares at December 31, 2016	(102,319)	(90,918)
Accumulated other comprehensive income (loss)	(9,877)	14,024

Total stockholders’ deficit	(61,128)	(72,114)

Total liabilities and stockholders’ equity	$508,683	$441,952

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands of US dollars, except share data)
Net sales	$176,697	$192,296	$505,092	$507,507
Cost of sales	126,387	153,157	366,550	397,370

Gross profit	50,310	39,139	138,542	110,137

Operating expenses
Selling, general and administrative expenses	17,266	20,082	58,144	60,437
Research and development expenses	17,554	18,439	52,440	54,432
Restructuring and other charges (gain), net	—	—	(17,010)	(6,480)
Early termination charges	—	—	13,369	4,240

Total operating expenses	34,820	38,521	106,943	112,629

Operating income (loss)	15,490	618	31,599	(2,492)

Interest expenses	(5,485)	(4,055)	(16,099)	(12,185)
Foreign currency gain (loss), net	(3,662)	33,174	26,219	34,268
Other income, net	198	887	1,892	2,429

Income before income taxes	6,541	30,624	43,611	22,020

Income tax expenses	937	758	2,328	1,845

Net income	$5,604	$29,866	$41,283	$20,175

Income per common share—
Basic	$0.16	$0.86	$1.22	$0.58
Diluted	$0.15	$0.85	$1.02	$0.58
Weighted average number of shares—
Basic	34,103,029	34,849,805	33,907,581	34,755,276
Diluted	45,542,418	35,302,706	44,438,871	35,077,315

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands of US dollars)
Net income	$5,604	$29,866	$41,283	$20,175

Other comprehensive income (loss)
Foreign currency translation adjustments	2,692	(27,340)	(23,270)	(27,193)
Derivative adjustments
Fair valuation of derivatives	(193)	(83)	716	(42)
Reclassification adjustment for gain on derivatives included in net income	(42)	—	(1,347)	—

Total other comprehensive income (loss)	2,457	(27,423)	(23,901)	(27,235)

Total comprehensive income (loss)	$8,061	$2,443	$17,382	$(7,060)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Accumulated Deficit	Treasury Stock		Total
(In thousands of US dollars, except share data)	Shares	Amount
Nine Months Ended September 30, 2017:
Balance at January 1, 2017	35,048,338	$416	$130,189	$(125,825)	$(90,918)	$14,024	$(72,114)
Stock-based compensation	—	—	1,614	—	—	—	1,614
Exercise of stock options	487,873	5	3,386	—	—	—	3,391
Settlement of restricted stock units	397,522	4	(4)	—	—	—	—
Acquisition of treasury stock	(1,795,444)	—	—	—	(11,401)	—	(11,401)
Other comprehensive loss, net	—	—	—	—	—	(23,901)	(23,901)
Net income	—	—	—	41,283	—	—	41,283

Balance at September 30, 2017	34,138,289	$425	$135,185	$(84,542)	$(102,319)	$(9,877)	$(61,128)

Nine Months Ended September 30, 2016:
Balance at January 1, 2016	34,568,942	$411	$124,618	$(96,210)	$(90,918)	$(231)	$(62,330)
Stock-based compensation	—	—	2,966	—	—	—	2,966
Exercise of stock options	255,500	3	1,500	—	—	—	1,503
Settlement of restricted stock units	162,812	1	(1)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(27,235)	(27,235)
Net income	—	—	—	20,175	—	—	20,175

Balance at September 30, 2016	34,987,254	$415	$129,083	$(76,035)	$(90,918)	$(27,466)	$(64,921)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(In thousands of US dollars)
Cash flows from operating activities
Net income	$41,283	$20,175
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	20,689	18,791
Provision for severance benefits	15,354	13,609
Amortization of debt issuance costs and original issue discount	1,464	527
Gain on foreign currency, net	(30,615)	(38,182)
Restructuring gain and other	(17,010)	(7,785)
Stock-based compensation	1,614	2,966
Other	459	421
Changes in operating assets and liabilities
Accounts receivable, net	(20,241)	977
Inventories, net	3,281	(9,412)
Other receivables	5,304	20,214
Other current assets	2,897	510
Accounts payable	178	7,088
Other accounts payable	(8,378)	(4,764)
Accrued expenses	(16,459)	(22,087)
Other current liabilities	(822)	(3,869)
Deferred revenue	(2,243)	2,662
Other non-current liabilities	283	(1,412)
Payment of severance benefits	(19,578)	(14,178)
Other	35	(182)

Net cash used in operating activities	(22,505)	(13,931)

Cash flows from investing activities
Proceeds from disposal of plant, property and equipment	18,753	185
Purchase of plant, property and equipment	(19,269)	(11,345)
Payment for intellectual property registration	(977)	(754)
Collection of guarantee deposits	1,426	476
Proceeds from settlement of hedge collateral	8,556	6,317
Payment of hedge collateral	(14,839)	(2,494)
Payment of guarantee deposits	(41)	(185)
Other	24	9

Net cash used in investing activities	(6,367)	(7,791)

Cash flows from financing activities
Proceeds from issuance of senior notes	86,250	—
Payment of debt issuance costs	(5,902)	—
Proceeds from exercise of stock options	3,391	1,502
Acquisition of treasury stock	(11,401)	—

Net cash provided by financing activities	72,338	1,502

Effect of exchange rates on cash and cash equivalents	1,604	4,766

Net increase (decrease) in cash and cash equivalents	45,070	(15,454)

Cash and cash equivalents
Beginning of the period	83,355	90,882

End of the period	$128,425	$75,428

Supplemental cash flow information
Cash paid for interest	$17,590	$14,906

Cash paid for income taxes	$830	$635

Non-cash operating activities
Insurance proceeds in restricted cash reclassified from other receivables	$—	$(29,571)

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$2,092	$1,738

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2016 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Reclassifications

Certain charges related to the closure of the Company’s 6-inch fab and headcount reduction during 2016, previously included in selling, general and administrative expenses in the consolidated statements of operations, have been reclassified to restructuring and other charges (gain), net and early termination charges, respectively, to conform to the Company’s current year presentation. These reclassifications had no impact on the Company’s net income (loss), the consolidated balance sheets, the consolidated statements of comprehensive income (loss) and the consolidated statements of cash flows as previously reported.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. ASU 2017-12 is effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2017-12 on its consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of adoption of ASU 2017-11 on its consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years and early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows (“ASC 230”), including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material effect on the Company’s consolidated financial statements. The adoption of ASU 2016-18 will impact the Company’s current disclosures as it will require including restricted cash within cash and cash equivalents on the statement of cash flows. These ASUs will be adopted in the first quarter of 2018.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendments to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” In December 2016, the FASB issued ASU 2016-20, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09 (collectively, the “new revenue standard”).

The Company started analyzing the potential impact of applying the new guidance by reviewing its current accounting policies, customer arrangements and practices. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. The Company’s in-progress analysis includes an evaluation of the terms of foundry services contracts and other arrangements that could potentially change the point in time revenue recognition to over time in proportion of wafer-manufacturing, which could have a material impact to the Company’s consolidated financial statements. The Company has not yet completed its assessment. As the Company continues its assessment, it is also identifying and preparing to implement appropriate changes to accounting policies, business processes and internal controls to support the new revenue standard and related disclosure requirements. The Company will adopt the new revenue standard on a modified retrospective basis on January 1, 2018.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The primary impact of adoption is the recognition of excess tax benefits within income tax provision rather than within stockholders’ equity. The Company adopted ASU 2016-09 in the first quarter of 2017, and the adoption of ASU 2016-09 did not have a material impact to the Company’s consolidated financial statements.

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $16,180 thousand and $17,984 thousand for the nine months ended September 30, 2017 and 2016, respectively, and these sales resulted in pre-tax losses of $47 thousand and $56 thousand for the nine months ended September 30, 2017 and 2016, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$11,386	$7,867
Semi-finished goods and work-in-process	39,898	46,653
Raw materials	10,795	7,846
Materials in-transit	1,172	1,859
Less: inventory reserve	(6,089)	(7,177)

Inventories, net	$57,162	$57,048

Changes in inventory reserve for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2017		September 30, 2016
Beginning balance	$(5,297)	$(7,177)	$(14,997)	$(16,033)

Change in reserve
Inventory reserve charged to costs of sales	(2,084)	(3,479)	(3,459)	(5,020)
Sale of previously reserved inventory	816	3,380	5,025	5,339

	(1,268)	(99)	1,566	319

Write off	433	1,584	5,710	7,850
Translation adjustments	43	(397)	(769)	(626)

Ending balance	$(6,089)	$(6,089)	$(8,490)	$(8,490)

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

Interim inventory reserves attributable to lower of cost or market caused by changes in market conditions may be reduced in subsequent interim periods within the same fiscal year to reflect recovery in market value.

4. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2017 and December 31, 2016 are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Buildings and related structures	$65,385	$64,939
Machinery and equipment	279,614	255,618
Others	35,597	29,492

	380,596	350,049
Less: accumulated depreciation	(209,240)	(184,521)
Land	15,034	14,265

Property, plant and equipment, net	$186,390	$179,793

Aggregate depreciation expenses totaled $20,224 thousand and $18,448 thousand for the nine months ended September 30, 2017 and 2016, respectively.

5. Intangible Assets

Intangible assets as of September 30, 2017 and December 31, 2016 are comprised of the following (in thousands):

	September 30, 2017
	Gross amount	Accumulated amortization	Net amount
Technology	$18,868	$(18,868)	$—
Customer relationships	27,098	(27,098)	—
Intellectual property assets	10,401	(6,653)	3,748

Intangible assets, net	$56,367	$(52,619)	$3,748

	December 31, 2016
	Gross amount	Accumulated amortization	Net amount
Technology	$17,903	$(17,903)	$—
Customer relationships	25,712	(25,712)	—
Intellectual property assets	9,026	(5,941)	3,085

Intangible assets, net	$52,641	$(49,556)	$3,085

Aggregate amortization expenses for intangible assets totaled $465 thousand and $343 thousand for the nine months ended September 30, 2017 and 2016, respectively.

6. Accrued Expenses

Accrued expenses as of September 30, 2017 and December 31, 2016 are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll, benefits and related taxes, excluding severance benefits	$17,436	$24,982
Withholding tax attributable to intercompany interest income	17,402	15,573
Interest on senior notes	3,463	6,831
Outside service fees	2,293	4,423
Others	4,730	8,556

Accrued expenses	$45,324	$60,365

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of September 30, 2017 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 22, 2017	Zero cost collar	$65,000	October 2017 to February 2018
June 22, 2017	Forward	$15,000	October to December 2017
September 28, 2017	Zero cost collar	$54,000	January 2018 to June 2018
September 28, 2017	Forward	$36,000	January 2018 to June 2018

Details of derivative contracts as of December 31, 2016 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
November 11, 2016	Zero cost collar	$18,000	March to August 2017

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

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as assets and liabilities as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2017	December 31, 2016
Liabilities Derivatives:
Zero cost collars	Other current liabilities	$1,257	$453
Liabilities Derivatives:
Forwards	Other current liabilities	$267	$—

Offsetting of derivative assets and liabilities as of September 30, 2017 is as follows (in thousands):

As of September 30, 2017	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liabilities Derivatives:
Zero cost collars	$1,257	$—	$1,257	$—	$(700)	$557
Liabilities Derivatives:
Forwards	$267	$—	$267	$—	$(120)	$147

Offsetting of derivative liabilities as of December 31, 2016 is as follows (in thousands):

As of December 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liabilities Derivatives:
Zero cost collars	$453	$—	$453	$—	$(650)	$(197)

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2017 and 2016 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016		2017	2016		2017	2016
Zero cost collars	$(217)	$(83)	Net sales	$—	$—	Other income, net	$(142)	$(32)
Forwards	$24	$—	Net sales	$42	$—	Other income, net	$(228)	$—

Total	$(193)	$(83)		$42	$—		$(370)	$(32)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016		2017	2016
Zero cost collars	$666	$(42)	Net sales	$1,305	$—	Other income, net	$127	$1
Forwards	$50	$—	Net sales	$42	$—	Other income, net	$(327)	$—

Total	$716	$(42)		$1,347	$—		$(200)	$1

As of September 30, 2017, the amount expected to be reclassified from accumulated other comprehensive income (loss) into loss within the next twelve months is $1,067 thousand.

The Company set aside $8,700 thousand and $2,500 thousand cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) for the zero cost collar and forward contracts outstanding as of September 30, 2017 and for the zero cost collar contracts outstanding as of December 31, 2016, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand, and $820 thousand and $650 thousand of additional cash collateral were required and recorded as hedge collateral on the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. These outstanding zero cost collar contracts and forward contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

8. Fair Value Measurements

Fair Value of Financial Instruments

As of September 30, 2017, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value	Fair Value Measurement	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$1,524	$1,524	—	$1,524	—

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

Items not reflected in the table above include cash and cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs.

Fair Value of Long-term Borrowings

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$81,247	$130,123	$—	$—
6.625% Senior Notes due July 2021 (Level 2)	$221,647	$219,656	$221,082	$193,500

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

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets, are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of September 30, 2017 and 2016, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

9. Long-Term Borrowings

Long-term borrowings as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
5.0% Exchangeable Senior Notes due March 2021	$86,250	$—
6.625% Senior Notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(8,356)	(3,918)

Long-term borrowings, net of unamortized discount and debt issuance costs	$302,894	$221,082

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the nine months ended September 30, 2017 was $3,942 thousand.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,120 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expenses related to the 2021 Notes for the nine months ended September 30, 2017 and 2016 were $11,744 thousand and $11,706 thousand, respectively.

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2017, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2017		September 30, 2016
Beginning balance	$130,894	$130,144	$132,800	$135,160
Provisions	4,578	15,354	3,782	13,609
Severance payments	(1,496)	(19,578)	(1,076)	(14,178)
Translation adjustments	(852)	7,204	8,350	9,265

	133,124	133,124	143,856	143,856
Less: Cumulative contributions to the National Pension Fund	(243)	(243)	(305)	(305)
Group severance insurance plan	(593)	(593)	(705)	(705)

Accrued severance benefits, net	$132,288	$132,288	$142,846	$142,846

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2017	$—
2018	—
2019	537
2020	1,004
2021	1,439
2022	1,407
2023 – 2027	19,016

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

11. Foreign Currency Gain, Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2017, the outstanding intercompany loan balance including accrued interests between the Korean subsidiary and the Dutch subsidiary was $669,637 thousand. This amount includes a newly executed intercompany loan of $75,000 thousand during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the Exchangeable Notes Offering from the Company’s Luxembourg’s subsidiary to its Dutch subsidiary, and then to the Korean subsidiary. The Korean won to U.S. dollar exchange rates were 1,146.7:1 and 1,208.5:1 using the first base rate as of September 30, 2017 and December 31, 2016, respectively, as quoted by the KEB Hana Bank.

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

13. Early Termination Charges

As of February 22, 2017, the Company’s Board of Directors approved the implementation of a new headcount reduction plan (the “Headcount Reduction Plan”). As of June 30, 2017, 352 employees elected to resign from the Company during the period in which the Headcount Reduction Plan was offered. The total cash cost of approximately $31 million has been fully paid. The Company recorded in its consolidated statement of operations $11.1 million and $2.3 million in termination related charges as early termination charges for the three months ended March 31, 2017 and June 30, 2017, respectively. The remaining total estimated cost relates to statutory severance benefits, which are required by law and have already been fully accrued in the Company’s financial statements.

14. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions. The Company is subject to income- or non-income-based tax examinations by tax authorities of the U.S., Korea and multiple other foreign jurisdictions, where applicable, for all open tax years.

The Company’s Korean subsidiary is the primary operating subsidiary of the Company. For the nine months ended September 30, 2017 and 2016, no income tax expense or benefit for the Korean subsidiary was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

Income tax expense recorded for the nine months ended September 30, 2017 and 2016 was $2,328 thousand and $1,845 thousand, respectively. The increase in income tax expenses was primarily attributable to changes in unrecognized tax benefits as a result of a lapse of the applicable statute of limitations in the Korean subsidiary and an increase in accrued interests on intercompany loans.

In September 2017, the Company’s Korean subsidiary was notified that the Korean National Tax Service would be examining the income- and non-income-based taxes for the Company’s Korean subsidiary for its 2012 to 2014 tax years. The Company cannot currently reasonably anticipate the results of such examinations.

15. Geographic and Segment Information

The Company has two operating segments: Foundry Services Group and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer who allocates resources and assesses performance of the business and other activities based on gross profit.

The following sets forth information relating to the operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Sales
Foundry Services Group	$80,404	$73,863	$239,460	$196,152
Standard Products Group
Display Solutions	57,236	84,706	155,868	217,171
Power Solutions	39,001	33,619	109,595	93,750

Total Standard Products Group	96,237	118,325	265,463	310,921
All other	56	108	169	434

Total net sales	$176,697	$192,296	$505,092	$507,507

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross Profit
Foundry Services Group	$24,374	$17,340	$69,894	$45,820
Standard Products Group	25,880	21,691	68,479	64,836
All other	56	108	169	(519)

Total gross profit	$50,310	$39,139	$138,542	$110,137

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	September 30, 2017	September 30, 2016
Korea	$74,327	$58,521
Asia Pacific (other than Korea)	83,221	107,551
U.S.A.	8,399	15,396
Europe	10,492	10,497
Others	258	331

Total	$176,697	$192,296

	Nine Months Ended
	September 30, 2017	September 30, 2016
Korea	$207,389	$155,971
Asia Pacific (other than Korea)	239,209	289,451
U.S.A.	28,721	28,510
Europe	29,070	32,763
Others	703	812

Total	$505,092	$507,507

Net sales from the Company’s top ten largest customers accounted for 58% and 69% for the three months ended September 30, 2017 and 2016, respectively, and 59% and 65% for the nine months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017, the Company had one customer that represented 16.9% of its net sales, and for the nine months ended September 30, 2017, the Company had one customer that represented 15.6% of its net sales.

For the three months ended September 30, 2016, the Company had two customers that represented 27.8% and 11.2% of its net sales, respectively, and for the nine months ended September 30, 2016, the Company had two customers that represented 25.6% and 11.1% of its net sales, respectively.

97% of the Company’s property, plant and equipment are located in Korea as of September 30, 2017.

16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following as of September 30, 2017 and December 31, 2016, respectively (in thousands):

	September 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(8,810)	$14,460
Derivative adjustments	(1,067)	(436)

Total	$(9,877)	$14,024

Changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2017 and 2016 are as follows (in thousands):

Three Months Ended September 30, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(11,502)	$(832)	$(12,334)

Other comprehensive income (loss) before reclassifications	2,692	(193)	2,499
Amounts reclassified from accumulated other comprehensive income	—	(42)	(42)

Net current-period other comprehensive income (loss)	2,692	(235)	2,457

Ending balance	$(8,810)	$(1,067)	$(9,877)

Three Months Ended September 30, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(43)	$—	$(43)

Other comprehensive loss before reclassifications	(27,340)	(83)	(27,423)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive loss	(27,340)	(83)	(27,423)

Ending balance	$(27,383)	$(83)	$(27,466)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016 are as follows (in thousands):

Nine Months Ended September 30, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$14,460	$(436)	$14,024

Other comprehensive income (loss) before reclassifications	(23,270)	716	(22,554)
Amounts reclassified from accumulated other comprehensive income	—	(1,347)	(1,347)

Net current-period other comprehensive loss	(23,270)	(631)	(23,901)

Ending balance	$(8,810)	$(1,067)	$(9,877)

Nine Months Ended September 30, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(190)	$(41)	$(231)

Other comprehensive loss before reclassifications	(27,193)	(42)	(27,235)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current-period other comprehensive loss	(27,193)	(42)	(27,235)

Ending balance	$(27,383)	$(83)	$(27,466)

There was no income tax impact related to changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

17. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017	September 30, 2016
	(In thousands of US dollars, except share data)
Basic Earnings per Share
Net income	$5,604	$29,866

Basic weighted average common stock outstanding	34,103,029	34,849,805
Basic earnings per share	$0.16	$0.86
Diluted Earnings per Share
Net income	$5,604	$29,866
Add back: Interest expense on Exchangeable Notes	1,400	—
Net income allocated to common stockholders	$7,004	$29,866

Basic weighted average common stock outstanding	34,103,029	34,849,805
Net effect of dilutive equity awards	991,176	452,901
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	10,448,213	—

Diluted weighted average common stock outstanding	45,542,418	35,302,706
Diluted earnings per share	$0.15	$0.85

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(In thousands of US dollars, except share data)
Basic Earnings per Share
Net income	$41,283	$20,175

Basic weighted average common stock outstanding	33,907,581	34,755,276
Basic earnings per share	$1.22	$0.58
Diluted Earnings per Share
Net income	$41,283	$20,175
Add back: Interest expense on Exchangeable Notes	3,942	—
Net income allocated to common stockholders	$45,225	$20,175

Basic weighted average common stock outstanding	33,907,581	34,755,276
Net effect of dilutive equity awards	695,427	322,039
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	9,835,863	—

Diluted weighted average common stock outstanding	44,438,871	35,077,315
Diluted earnings per share	$1.02	$0.58

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Options	809,417	2,457,955	860,572	3,545,576
Restricted Stock Units	—	—	—	—

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our 2016 Form 10-K.

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

Overview

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with over 30 years of operating history, a portfolio of approximately 3,300 registered patents and pending applications and extensive engineering and manufacturing process expertise.

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

In our previous public filings, we had used a term “active matrix organic light emitting diodes (AMOLED)” that described a display technology used in certain display driver ICs that we had designed and manufactured in our internal and external foundries. Beginning in the second quarter of 2017, we have used the term “OLED” instead of the term “AMOLED” in our public filings in order to be consistent with commonly accepted industry naming practices for this product category. There is no change to the products that we previously referred to as AMOLED display driver ICs.

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

Recent Developments

Secondary offering

On August 15, 2017, certain of our stockholders that are affiliates of Avenue Capital Management II, L.P. (the “Selling Stockholders”) closed an underwritten registered public offering of 4,088,978 shares of our common stock at a price per share of $11.10. We did not receive any proceeds from the sale of our common stock by the Selling Stockholders, but paid certain expenses in connection with such secondary offering pursuant to an existing contractual arrangement with the Selling Stockholders.

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

As of February 22, 2017, our Board of Directors approved the implementation of the Headcount Reduction Plan. As of June 30, 2017, 352 employees elected to resign from the Company during the period in which the Headcount Reduction Plan was offered. The Headcount Reduction Plan is expected to result in estimated annual cost savings of approximately $24 million. The total cash cost of approximately $31 million has been fully paid. We recorded in the consolidated statement of operations $11.1 million and $2.3 million termination related charges as “early termination charges” for the three months ended March 31, 2017 and June 30, 2017, respectively. The remaining total cost relates to statutory severance benefits, which are required by law and have already been fully accrued in our financial statements.

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

As a result of the restatement, we have incurred substantial external accounting, legal and other related costs associated with the restatement and certain litigation and other regulatory investigations and actions related thereto. We recorded restatement related costs of $6.0 million for the nine months ended September 30, 2017, compared to $6.4 million for the nine months ended September 30, 2016.

Segments

We report our financial results in two operating segments: Foundry Services Group and Standard Products Group. We identified these segments based on how we allocate resources and assess our performance.

•	Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 502 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve communications, IoT, consumer, industrial and automotive applications. Our Foundry Services Group business represented 47.4% and 38.7% of our net sales for the nine months ended September 30, 2017 and September 30, 2016, respectively. Gross profit from our Foundry Services Group business was $69.9 million and $45.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

•	Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 52.6% and 61.3% of our net sales for the nine months ended September 30, 2017 and September 30, 2016, respectively. Gross profit from our Standard Products Group was $68.5 million and $64.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other charges (gain), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net and (vi) restatement related expenses and other. EBITDA for the periods indicated is defined as net income before interest expense, net, income tax expenses, and depreciation and amortization.

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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(In millions)
Net income	$5.6	$41.3	$29.9	$20.2
Interest expense, net	5.2	15.4	4.0	12.0
Income tax expenses	0.9	2.3	0.8	1.8
Depreciation and amortization	7.2	20.7	6.5	18.8
EBITDA	$18.9	$79.7	$41.2	$52.8
Adjustments:
Restructuring and other charges (gain), net(a)	—	(17.0)	—	(5.5)
Early termination charges(b)	—	13.4	—	4.2
Equity-based compensation expense(c)	0.4	1.6	1.5	3.0
Foreign currency loss (gain), net(d)	3.7	(26.2)	(33.2)	(34.3)
Derivative valuation loss, net(e)	0.4	0.2	0.0	0.0
Restatement related expenses and other(f)	1.3	6.5	0.5	6.4

Adjusted EBITDA	$24.7	$58.1	$10.0	$26.6

(a)	For the nine months ended September 30, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business. For the nine months ended September 30, 2016, this adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of $2.3 million training and transition costs related to our 6-inch fab employees.

(b)	This adjustment eliminates the charges related to the reduction of workforce through the Headcount Reduction Plan in the first half of 2017 and the Program in the second quarter of 2016. As these termination related charges are recorded as a result of implementing the company-wide headcount reduction and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(d)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For the three months ended September 30, 2017, this adjustment eliminates expenses incurred for the secondary offering by the Selling Stockholders. For the nine months ended September 30, 2017, this adjustment eliminates the $3.0 million civil penalty imposed by the SEC. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net income to calculate our Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income used to calculate Adjusted EBITDA were applied consistently to the periods presented.

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

Adjusted Net Income (Loss) is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) for the periods indicated as net income, adjusted to exclude (i) restructuring and other charges (gain), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net and (vi) restatement related expenses and other.

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(In millions)
Net income	$5.6	$41.3	$29.9	$20.2
Adjustments:
Restructuring and other charges (gain), net(a)	—	(17.0)	—	(5.5)
Early termination charges(b)	—	13.4	—	4.2
Equity-based compensation expense(c)	0.4	1.6	1.5	3.0
Foreign currency loss (gain), net(d)	3.7	(26.2)	(33.2)	(34.3)
Derivative valuation loss, net(e)	0.4	0.2	0.0	0.0
Restatement related expenses and other(f)	1.3	6.5	0.5	6.4

Adjusted Net Income (Loss)	$11.4	$19.7	$(1.3)	$(6.0)

(a)	For the nine months ended September 30, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business. For the nine months ended September 30, 2016, this adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of $2.3 million training and transition costs related to our 6-inch fab employees.
(b)	This adjustment eliminates the charges related to the reduction of workforce through the Headcount Reduction Plan in the first half of 2017 and the Program in the second quarter of 2016. As these termination related charges are recorded as a result of implementing the company-wide headcount reduction and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.

(d)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.

(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expense. For the three months ended September 30, 2017, this adjustment eliminates expenses incurred for the secondary offering by the Selling Stockholders. For the nine months ended September 30, 2017, this adjustment eliminates the $3.0 million civil penalty imposed by the SEC. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net income to calculate our Adjusted Net Income (Loss) for the three and nine months ended September 30, 2017 and 2016 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income used to calculate Adjusted Net Income (Loss) were applied consistently to the periods presented.

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

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2017 and 2016, we sold products to 312 and 321 customers, respectively, and our net sales to our ten largest customers represented 59% and 65% of our net sales, respectively. We have a combined production capacity of approximately 113,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

The new revenue standard could have a material impact on our consolidated financial statements following adoption on January 1, 2018. See “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 1–-Business, Basis of Presentation and Significant Accounting Policies—Recent Accounting Pronouncements” in this Report for further discussion.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2017, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of September 30, 2017, the outstanding intercompany loans balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $670 million. This amount included a newly executed intercompany loan of $75 million during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

We are subject to income- or non-income-based tax examinations by tax authorities of the U.S., Korea and multiple other foreign jurisdictions, where applicable, for all open tax years. Significant estimates and judgments are required in determining our worldwide provision for income- or non-income based taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. See “Item 1, Interim Consolidated Financial Statements— Notes to Consolidated Financial Statements— Note 14. Income Taxes” included elsewhere in this Report.

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

Results of Operations – Comparison of Three Months Ended September 30, 2017 and 2016

The following table sets forth consolidated results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$176.7	100.0%	$192.3	100.0%	$(15.6)
Cost of sales	126.4	71.5	153.2	79.6	(26.8)

Gross profit	50.3	28.5	39.1	20.4	11.2

Selling, general and administrative expenses	17.3	9.8	20.1	10.4	(2.8)
Research and development expenses	17.6	9.9	18.4	9.6	(0.9)

Operating income	15.5	8.8	0.6	0.3	14.9

Interest expenses	(5.5)	(3.1)	(4.1)	(2.1)	(1.4)
Foreign currency gain (loss), net	(3.7)	(2.1)	33.2	17.3	(36.8)
Others, net	0.2	0.1	0.9	0.5	(0.7)

	(8.9)	(5.1)	30.0	15.6	(39.0)

Income before income taxes	6.5	3.7	30.6	15.9	(24.1)
Income tax expenses	0.9	0.5	0.8	0.4	0.2

Net income	$5.6	3.2	$29.9	15.5	$(24.3)

Results by segment

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$80.4	45.5%	$73.9	38.4%	$6.5
Standard Products Group
Display Solutions	57.2	32.4	84.7	44.0	(27.5)
Power Solutions	39.0	22.1	33.6	17.5	5.4

Total Standard Products Group	96.2	54.5	118.3	61.5	(22.1)
All other	0.1	0.0	0.1	0.1	(0.1)

Total net sales	$176.7	100.0%	$192.3	100.0%	$(15.6)

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$24.4	30.3%	$17.3	23.5%	$7.0
Standard Products Group	25.9	26.9	21.7	18.3	4.2
All other	0.1	100.0	0.1	100.0	(0.1)

Total gross profit	$50.3	28.5	$39.1	20.4	$11.2

Net Sales

Net sales were $176.7 million for the three months ended September 30, 2017, a $15.6 million, or 8.1%, decrease compared to $192.3 million for the three months ended September 30, 2016. This decrease was primarily attributable to a net decrease in revenue from our Standard Products Group, which was offset in part by an increase in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $80.4 million for the three months ended September 30, 2017, a $6.5 million, or 8.9%, increase compared to $73.9 million for the three months ended September 30, 2016. The increase was primarily attributable to higher demand for our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets.

Standard Products Group. Net sales from our Standard Products Group segment were $96.2 million for the three months ended September 30, 2017, a $22.1 million, or 18.7%, decrease compared to $118.3 million for the three months ended September 30, 2016. This decrease was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a timing mismatch between the expected drop-off in revenue from our existing OLED products and the introduction of new OLED products, and also a lingering slowdown in the China smartphone market exacerbated by the recent delay of certain product launches in China. Such decrease was partially offset by an increase in revenue from large display products mainly due to higher demand of source drivers for ultra high definition TVs and from MOSFETs and premium power products mainly for TV and industrial applications.

All Other. All other net sales were $0.1 million for the three months ended September 30, 2017 and 2016.

Gross Profit

Total gross profit was $50.3 million for the three months ended September 30, 2017 compared to $39.1 million for the three months ended September 30, 2016, an $11.2 million, or 28.5%, increase. Gross profit as a percentage of net sales for the three months ended September 30, 2017 increased to 28.5% compared to 20.4% for the three months ended September 30, 2016. The increase in gross profit as a percentage of net sales stemmed from both our Foundry Services Group and Standard Products Group segments as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $24.4 million for the three months ended September 30, 2017, a $7.0 million, or 40.6%, increase compared to $17.3 million for the three months ended September 30, 2016. Gross profit as a percentage of net sales for the three months ended September 30, 2017 increased to 30.3% compared to 23.5% for the three months ended September 30, 2016. This increase in gross profit as a percentage of net sales was mainly attributable to a better product mix and increase in utilization rate. The increase was also attributable to a favorable impact from reduction in headcount during 2017.

Standard Products Group. Gross profit from our Standard Products Group segment was $25.9 million for the three months ended September 30, 2017, a $4.2 million, or 19.3%, increase from $21.7 million for the three months ended September 30, 2016. Gross profit as a percentage of net sales for the three months ended September 30, 2017 increased to 26.9% compared to 18.3% for the three months ended September 30, 2016. This increase in gross profit as a percentage of net sales was mainly attributable to a better product mix and increase in utilization rate. The increase was also attributable to a favorable impact from a reduction in headcount during 2017.

All Other. All other gross profits were $0.1 million for the three months ended September 30, 2017 and 2016.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$74.3	42.1%	$58.5	30.4%	$15.8
Asia Pacific (other than Korea)	83.2	47.1	107.6	55.9	(24.3)
United States	8.4	4.8	15.4	8.0	(7.0)
Europe	10.5	5.9	10.5	5.5	(0.0)
Others	0.3	0.1	0.3	0.2	(0.1)

	$176.7	100.0%	$192.3	100.0%	$(15.6)

Net sales in Korea for the three months ended September 30, 2017 increased from $58.5 million to $74.3 million compared to the three months ended September 30, 2016, or by $15.8 million, or 27.0%, primarily due to higher demand of large display applications for TVs and our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets. Higher sales of MOSFETs products also had a favorable impact.

Net sales in Asia Pacific (other than Korea) for the three months ended September 30, 2017 decreased from $107.6 million to $83.2 million compared to the three months ended September 30, 2016, or by $24.3 million, or 22.6%, primarily due to lower level of sales of mobile OLED display driver ICs, which was offset in part by an increase in sales of certain products from higher demand for our foundry services and due to a change in billing location from a global power management IC foundry customer.

Net sales in the United States for the three months ended September 30, 2017 decreased from $15.4 million to $8.4 million compared to the three months ended September 30, 2016, or by $7.0 million, or 45.4%, primarily due to a change in billing location and decrease in sales of certain products from a global power management IC foundry customer.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.3 million, or 9.8% of net sales, for the three months ended September 30, 2017, compared to $20.1 million, or 10.4% of net sales, for the three months ended September 30, 2016. The decrease of $2.8 million, or 14.0%, was primarily attributable to a decrease in salary expense as a result of our headcount reduction and an adjustment of certain accruals related to performance-based compensation expense estimated based on our latest financial assumptions for 2017.

Research and Development Expenses. Research and development expenses were $17.6 million, or 9.9% of net sales, for the three months ended September 30, 2017, compared to $18.4 million, or 9.6% of net sales, for the three months ended September 30, 2016. The decrease of $0.9 million, or 4.8%, was primarily attributable to a decrease in salary expense as a result of our headcount reduction of non-key R&D personnel.

Operating Income

As a result of the foregoing, operating income increased by $14.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. As discussed above, the increase in operating income resulted from an $11.2 million increase in gross profit, a $2.8 million decrease in selling, general and administrative expenses and a $0.9 million decrease in research development expenses.

Other Income

Interest Expenses. Interest expenses were $5.5 million and $4.1 million for the three months ended September 30, 2017 and September 30, 2016, respectively. The increase of $1.4 million was attributable to the interest expense recorded for the Exchangeable Notes issued in January 2017.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended September 30, 2017 was $3.7 million compared to net foreign currency gain of $33.2 million for the three months ended September 30, 2016. The net foreign currency loss for the three months ended September 30, 2017 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency gain for the three months ended September 30, 2016 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2017 and September 30, 2016, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $670 million and $591 million, respectively. The increase was primarily attributable to a newly executed intercompany loan of $75 million during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended September 30, 2017 and September 30, 2016 was $0.2 million and $0.9 million, respectively.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2017 were $0.9 million and for the three months ended September 30, 2016 were $0.8 million. These were primarily related to a reduction in unrecognized tax benefits in the Korean subsidiary and accrued interests on intercompany loans.

Net Income

As a result of the foregoing, net income decreased by $24.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. As discussed above, the decrease in net income primarily resulted from a $36.8 million decrease in net foreign currency gain, which was partially offset by a $14.9 million increase in operating income.

Results of Operations – Comparison of Nine Months Ended September 30, 2017 and 2016

The following table sets forth consolidated results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$505.1	100.0%	$507.5	100.0%	$(2.4)
Cost of sales	366.6	72.6	397.4	78.3	(30.8)

Gross profit	138.5	27.4	110.1	21.7	28.4

Selling, general and administrative expenses	58.1	11.5	60.4	11.9	(2.3)
Research and development expenses	52.4	10.4	54.4	10.7	(2.0)
Restructuring and other charges (gain), net	(17.0)	(3.4)	(6.5)	(1.3)	(10.5)
Early termination charges	13.4	2.6	4.2	0.8	9.1

Operating income (loss)	31.6	6.3	(2.5)	(0.5)	34.1

Interest expenses	(16.1)	(3.2)	(12.2)	(2.4)	(3.9)
Foreign currency gain, net	26.2	5.2	34.3	6.8	(8.0)
Others, net	1.9	0.4	2.4	0.5	(0.5)

	12.0	2.4	24.5	4.8	(12.5)

Income before income taxes	43.6	8.6	22.0	4.3	21.6
Income tax expenses	2.3	0.5	1.8	0.4	0.5

Net income	$41.3	8.2	$20.2	4.0	$21.1

Results by segment

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$239.5	47.4%	$196.2	38.7%	$43.3
Standard Products Group
Display Solutions	155.9	30.9	217.2	42.8	(61.3)
Power Solutions	109.6	21.7	93.8	18.5	15.8

Total Standard Products Group	265.5	52.6	310.9	61.3	(45.5)
All other	0.2	0.0	0.4	0.1	(0.3)

Total net sales	$505.1	100.0%	$507.5	100.0%	$(2.4)

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$69.9	29.2%	$45.8	23.4%	$24.1
Standard Products Group	68.5	25.8	64.8	20.9	3.6
All other	0.2	100.0	(0.5)	(119.6)	0.7

Total gross profit	$138.5	27.4	$110.1	21.7	$28.4

Net Sales

Net sales were $505.1 million for the nine months ended September 30, 2017, a $2.4 million, or 0.5%, decrease compared to $507.5 million for the nine months ended September 30, 2016. This decrease was primarily attributable to a net decrease in revenue from our Standard Products Group, which was offset in part by an increase in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $239.5 million for the nine months ended September 30, 2017, a $43.3 million, or 22.1%, increase compared to net sales of $196.2 million for the nine months ended September 30, 2016. The increase was primarily attributable to higher sales of certain products from global power management IC foundry customers and higher demand for our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets. These increases were partially offset by a net decrease in demand of our foundry services from a customer serving the high-end smartphone market.

Standard Products Group. Net sales from our Standard Products Group segment were $265.5 million for the nine months ended September 30, 2017, a $45.5 million, or 14.6%, decrease compared to $310.9 million for the nine months ended September 30, 2016. This decrease was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a timing mismatch between the expected drop-off in revenue from our existing OLED products and the introduction of new OLED products, and also a lingering slowdown in the China smartphone market exacerbated by the recent delay of certain product launches in China. Such decrease was partially offset by an increase in revenue from large display products mainly due to higher demand of source drivers for ultra high definition TVs and from MOSFETs and premium power products for TV and industrial applications.

All Other. All other net sales were $0.2 million for the nine months ended September 30, 2017 and $0.4 million for the nine months ended September 30, 2016, respectively.

Gross Profit

Total gross profit was $138.5 million for the nine months ended September 30, 2017 compared to $110.1 million for the nine months ended September 30, 2016, a $28.4 million, or 25.8%, increase. Gross profit as a percentage of net sales for the nine months ended September 30, 2017 increased to 27.4% compared to 21.7% for the nine months ended September 30, 2016. The increase in gross profit as a percentage of net sales was primarily due to an increase in gross profit from our Foundry Services Group segment as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $69.9 million for the nine months ended September 30, 2017, a $24.1 million, or 52.5%, increase compared to $45.8 million for the nine months ended September 30, 2016. Gross profit as a percentage of net sales for the nine months ended September 30, 2017 increased to 29.2% compared to 23.4% for the nine months ended September 30, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to a better product mix and increase in utilization rate. Our product mix improved partly due to ending the production and sale of legacy low margin products that were manufactured in our 6-inch fab, which was closed during the first quarter of 2016. The increase was also attributable to a favorable impact from reduction in headcount.

Standard Products Group. Gross profit from our Standard Products Group segment was $68.5 million for the nine months ended September 30, 2017, a $3.6 million, or 5.6%, increase from $64.8 million for the nine months ended September 30, 2016. Gross profit as a percentage of net sales for the nine months ended September 30, 2017 increased to 25.8% compared to 20.9% for the nine months ended September 30, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to the favorable impact of a higher utilization rate and reduction in headcount during 2017.

All Other. All other gross profit for the nine months ended September 30, 2017 was $0.2 million. All other gross profit for the nine months ended September 30, 2016 was negative $0.5 million mainly attributable to training and transition costs related to our closed 6-inch fab employees, which was partially offset by revenue from the disposal of waste materials.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$207.4	41.1%	$156.0	30.7%	$51.4
Asia Pacific (other than Korea)	239.2	47.4	289.5	57.0	(50.2)
United States	28.7	5.7	28.5	5.6	0.2
Europe	29.1	5.8	32.8	6.5	(3.7)
Others	0.7	0.1	0.8	0.2	(0.1)

	$505.1	100.0%	$507.5	100.0%	$(2.4)

Net sales in Korea for the nine months ended September 30, 2017 increased from $156.0 million to $207.4 million compared to the nine months ended September 30, 2016, or by $51.4 million, or 33.0%, primarily due to higher demand of large display applications for TVs and our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets. Higher sales of MOSFETs products also had a favorable impact.

Net sales in Asia Pacific for the nine months ended September 30, 2017 decreased from $289.5 million to $239.2 million compared to the nine months ended September 30, 2016, or by $50.2 million, or 17.4%, primarily due to lower level of sales of mobile OLED display driver ICs, which was partially offset by an increase in sales of certain products from higher demand for our foundry services and due to a change in billing location from a global power management IC foundry customer.

Net sales in Europe for the nine months ended September 30, 2017 decreased from $32.8 million to $29.1 million compared to the nine months ended September 30, 2016, or by $3.7 million, or 11.3%, primarily due to lower demand of our foundry services from a customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $58.1 million, or 11.5% of net sales, for the nine months ended September 30, 2017, compared to $60.4 million, or 11.9% of net sales, for the nine months ended September 30, 2016. The decrease of $2.3 million, or 3.8%, was primarily attributable to a decrease in salary expense as a result of our headcount reduction and a decrease in professional fees mainly comprised of legal and consulting fees, which was partially offset by the civil penalty paid in connection with the final settlement with the SEC.

Research and Development Expenses. Research and development expenses were $52.4 million, or 10.4% of net sales, for the nine months ended September 30, 2017, compared to $54.4 million, or 10.7% of net sales, for the nine months ended September 30, 2016. The decrease of $2.0 million, or 3.7%, was primarily attributable to a decrease in salary expense as a result of our headcount reduction of non-key R&D personnel.

Restructuring and Other Charges (Gain), Net. Restructuring and other charges (gain), net of $17.0 million recorded for the nine months ended September 30, 2017 resulted from a $16.6 million restructuring gain on the sale of the building related to the closure of our 6-inch fab and a $0.4 million gain on sale of our sensor business. Restructuring and other charges (gain), net of $6.5 million recorded for the nine months ended September 30, 2016 resulted from the sale of machinery related to the closure of our 6-inch fab, which was offset by $1.3 million of training and transition costs related to the employees at our closed 6-inch fab.

Early Termination Charges. Termination related charges related to the reduction of workforce through the Headcount Reduction Plan for the nine months ended September 30, 2017 and the Program for the nine months ended September 30, 2016 were $13.4 million and $4.2 million, respectively.

Operating Income (Loss)

As a result of the foregoing, an operating loss of $2.5 million for the nine months ended September 30, 2016 turned to operating income of $31.6 million for the nine months ended September 30, 2017. This $34.1 million increase in operating income resulted from a $28.4 million increase in gross profit, a $10.5 million increase in restructuring and other gain, net, which was partially offset by a $9.1 million increase in early termination charges.

Other Income

Interest Expenses. Interest expense was $16.1 million for the nine months ended September 30, 2017 and $12.2 million for the nine months ended September 30, 2016. The increase of $ 3.9 million was attributable to the interest expense recorded for the Exchangeable Notes issued in January 2017.

Foreign Currency Gain, Net. Net foreign currency gain for the nine months ended September 30, 2017 was $26.2 million compared to net foreign currency gain of $34.3 million for the nine months ended September 30, 2016. The net foreign currency gain for the nine months ended September 30, 2017 and 2016 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the periods.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2017 and September 30, 2016, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $670 million and $591 million, respectively. The increase was primarily attributable to a newly executed intercompany loan of $75 million during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the nine months ended September 30, 2017 and September 30, 2016 was $1.9 million and $2.4 million, respectively.

Income Tax Expenses

Income tax expenses for the nine months ended September 30, 2017 and 2016 were $2.3 million and $1.8 million, respectively. The increase in income tax expenses was primarily attributable to changes in unrecognized tax benefits as a result of a lapse of the applicable statute of limitations in the Korean subsidiary and an increase in accrued interests on intercompany loans.

Net Income

As a result of the foregoing, net income increased by $21.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. As discussed above, the increase in net income primarily resulted from a $34.1 million increase in operating income, which was partially offset by a $3.9 million increase in interest expenses and an $8.0 million decrease in net foreign currency gain.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2017, we do not have any accounts payable on extended terms or payment deferment with our vendors.

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

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $22.5 million for the nine months ended September 30, 2017, compared to $13.9 million for the nine months ended September 30, 2016. The net operating cash outflow for the nine months ended September 30, 2017 reflects our net income of $41.3 million and adjustments of $8.0 million which mainly consisted of depreciation and amortization, provision for severance benefits, net foreign currency gain and restructuring gain and other, and a net decrease in operating assets and liabilities of $55.7 million. The decrease in changes in operating assets and liabilities was mainly attributable to a significant decrease in accounts receivable discounting during the nine months of 2017 and the payments of statutory severance to the employees that resigned from the Company.

Our working capital balance as of September 30, 2017 was $176.4 million compared to $89.3 million as of December 31, 2016. The $87.1 million increase was primarily attributable to a $45.1 million increase in cash and cash equivalents, a $24.3 million increase in accounts receivable, net and a $15.0 million decrease in accrued expenses.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $6.4 million for the nine months ended September 30, 2017, compared to $7.8 million of cash outflow used in investing activities for the nine months ended September 30, 2016. The $1.4 million increase was attributable to a $10.4 million net increase in proceeds from disposal of plant, property and equipment and a $1.1 million net decrease in guarantee deposits, which was partly offset by a $10.1 million net increase in hedge collateral.

Cash Flows from Financing Activities

Cash inflow generated by financing activities totaled $72.3 million for the nine months ended September 30, 2017, compared to $1.5 million of cash inflow from financing activities for the nine months ended September 30, 2016. The $70.8 million increase was attributable to $80.3 million of net proceeds received from the issuance of the Exchangeable Notes and $1.9 million increase in proceeds received from the exercised stock options, which was partly offset by the payment of $11.4 million for the repurchase of 1,795,444 shares of our common stock in January 2017 pursuant to our stock repurchase plan.

Capital Expenditures

We routinely make capital expenditures for fab maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the nine months ended September 30, 2017, capital expenditures (including payments for intellectual property registration) were $20.2 million, an $8.1 million, or 67.3%, increase from $12.1 million for the nine months ended September 30, 2016. The increase was mainly due to equipment purchased to support demand of certain process technology.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2017:

	Payments Due by Period
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
	(In millions)
Exchangeable Notes(1)	$101.3	$—	$4.3	$4.3	$4.3	$88.4	$—
2021 Notes(2)	284.6	—	14.9	14.9	14.9	239.9	—
Operating lease(3)	27.0	1.7	4.8	2.0	1.6	1.2	15.7
Others(4)	11.9	3.3	5.4	1.2	1.1	1.1	—

(1)	Interest payments as well as $86.25 million aggregate principal amount of the Exchangeable Notes outstanding as of September 30, 2017, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier converted or redeemed.
(2)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of September 30, 2017, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.
(3)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,146.7:1, the exchange rate as of September 30, 2017.
(4)	Includes license agreements and other contractual obligations.

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

We follow accounting guidance on uncertain tax positions. Our unrecognized tax benefits totaled $2.4 million as of September 30, 2017. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $132.3 million as of September 30, 2017. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future period.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2017 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.1 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of September 30, 2017, $86.25 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of September 30, 2017, $225.0 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 8, 2017	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2017	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)