Form 10-K
period 2017-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2018-02-22
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $260,362,764.

As of January 31, 2018, the registrant had 34,203,058 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

Form 10-K

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

INDUSTRY AND MARKET DATA

We have made statements in this Annual Report on Form 10-K for the year ended December 31, 2017 (this “2017 Form 10-K” or this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.

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

Item 1. Business

General

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, Internet of Things (“IoT”) applications, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and Radio Frequency (“RF”) applications. We have a proven record with over 30 years of operating history, a portfolio of approximately 3,200 registered patents and pending applications and extensive engineering and manufacturing process expertise. Our business is comprised of two operating segments: Foundry Services Group and Standard Products Group. Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve communications, IoT, consumer, industrial and automotive applications. Our Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. Our Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. Our Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications.

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

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology platform and develop products and services that are in high demand by our customers and end consumers. We sold over 2,000 distinct products in each of the years ended December 31, 2017 and December 31, 2016, with a substantial portion of our revenues derived from a concentrated number of customers. Our largest Foundry Services Group customers include some of the leading semiconductor companies that design analog and mixed-signal products for communications, IoT, consumer, industrial and automotive applications.

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

For the year ended December 31, 2017, we generated net sales of $679.7 million, net income of $84.9 million, Adjusted EBITDA of $78.7 million and Adjusted Net Income of $28.9 million. See “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA and Adjusted Net Income and a reconciliation to net income (loss) prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

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

Our Products and Services

Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in ultra high definition (UHD), high definition (HD), full high definition (FHD), light emitting diode (LED), 3D and organic light emitting diodes (OLED) televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions line of products support the industry’s most advanced display technologies, such as organic light emitting diodes (OLEDs), and low temperature polysilicons thin film transistor (LTPS TFT), as well as high-volume display technologies such as thin film transistors (a-Si TFTs). Our Display Solutions products represented 30.8%, 41.0% and 32.7% of our net sales for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of power management semiconductor products, including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, e-bike, photovoltaic inverter, LED lighting, motor drive and home appliances. Our Power Solutions products represented 22.0%, 19.1% and 21.3% of our net sales for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

We also offer foundry services to fabless analog and mixed-signal semiconductor companies and IDMs that require differentiated, specialty analog and mixed-signal process technologies. Our process technologies are optimized for analog and mixed-signal devices and include standard complementary metal-oxide semiconductor (CMOS), high voltage CMOS, ultra-low leakage high voltage CMOS and bipolar complementary double-diffused metal oxide semiconductor (BCDMOS) and electronically erasable programmable read only memory (EEPROM). Our Foundry Services Group customers use us to manufacture a wide range of products, including display drivers, LED drivers, audio encoding and decoding devices, microcontrollers, touch screen controllers, RF switches, park distance control sensors for automotive, electronic tag memories and power management semiconductors. Our Foundry Services Group business represented 47.1%, 39.8% and 45.9% of our net sales for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

We manufacture the majority of our products at our three fabrication facilities located in Korea. We have approximately 494 proprietary process flows we can utilize for our products and offer to our Foundry Services Group customers. Our manufacturing base serves both our display driver and power management businesses and Foundry Services Group customers, allowing us to optimize our asset utilization and leverage our investments across our product and service offerings. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments.

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

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for electronics devices are challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology and Intellectual Property Platform. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of 392 engineers as of the date of this Report. Our platform allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial OLED display driver for mobile phones.

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

•

Broad Portfolio of Product and Service Offerings Targeting Large, High-Growth Markets. We continue to develop a wide variety of analog and mixed-signal semiconductor solutions for multiple high-growth electronics device end markets. We believe our expanding product and service offerings allow us to provide additional products to new and existing customers and to cross-sell our products and services to our established customers. For example, we have leveraged our technology expertise and customer relationships to develop and grow power management solutions to customers. Our power management solutions enable our customers to increase system stability and improve heat dissipation and energy use, resulting in improved system efficiency and system cost savings for our customers, as well as environmental benefits. We have been able to sell these new products to our existing customers as well as expand our customer base.

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

•

Increase Business with Existing Customers. We have a global customer base consisting of leading consumer electronics OEMs that sell into multiple end markets. We intend to continue to strengthen our relationships with our customers by collaborating on critical design and product development in order to improve our design-win rates. We seek to increase our customer penetration by more closely aligning our product roadmap with those of our key customers and take advantage of our broad product portfolio, our deep knowledge of customer needs and existing relationships to sell more existing and new products. For example, two of our largest display driver customers have display modules in production using our power management products. These power management semiconductor products have been purchased and evaluated via their key subcontractors for LCD backlight units and LCD integrated power supplies.

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

Our display technology portfolio includes building blocks for display drivers and timing controllers, processor and interface technologies, as well as sophisticated production techniques, such as chip-on-glass (COG) and chip-on-film (COF) for rigid, flexible bezel-less, edge type, and trench type OLED displays. Our advanced display drivers incorporate LTPS TFT and OLED panel technologies that enable the highest resolution displays. Furthermore, we are developing a broad intellectual property portfolio to improve the power efficiency of displays, including the development of our contents-based automatic brightness control (CABC) and automatic current limit (ACL).

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have approximately 494 process flows we can utilize for our products and offer to our Foundry Services Group customers. Our process technologies include standard CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS, low noise CMOS with embedded BCD and BCDMOS and radio frequency silicon on insulator (RFSOI). Our manufacturing processes incorporate embedded memory solutions, such as static random access memory (SRAM), one-time programmable (OTP) memory, multiple-time programmable (MTP) memory, electrical fuse, and EEPROM. More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost-effective solutions to our customers.

Expertise in ultra-high voltage (UHV), high voltage and deep trench BCDMOS process technologies, low power analog and mixed-signal design capabilities and packaging know-how are key requirements in the power management market. We are currently leveraging our capabilities in these areas with products such as AC-DC converters, DC-DC converters, LED drivers, linear regulators and analog switches, power MOSFETs and IGBTs. We believe our system-level understanding of applications such as LCD televisions and Smartphones will allow us to more quickly develop and customize power management solutions for our customers in these markets.

Products and Services by Business Line

Our broad portfolio of products and services addresses multiple high-growth, consumer-focused end markets. A key component of our product strategy is to supply multiple related product and service offerings to each of the end markets that we serve.

Foundry Services

We provide specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 494 process flows to our Foundry Services Group customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

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

Our Foundry Services Group customers vary from small fabless companies to large IDMs who serve communications, IoT, consumer, industrial and automotive applications.

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

The table below sets forth the key process technologies in Foundry Services Group that we currently offer to customers:

Process	Technology	Device	Application
Mixed-Signal	• 0.13-0.5µm • Low noise • Ultra low power • Triple gate • RF SOI • 0.13µm Slim* • 0.18µm Slim	• Analog to digital converter • Digital to analog converter • Audio codec • Chipset • RF switch • Digital tunable capacitor • Fingerprint sensor	• Smartphones • Tablet PCs • Notebooks • PC peripherals • DVD players • LCD TVs

Power	• 0.13*-0.35µm • BCD 40V-100V • Deep trench isolation • MOSFET • Ultra high voltage • Thick metal • Slim BCD 100V* • Simplified UHV*	• Power management • LED driver • High power audio amp • Power Over Ethernet • DC/DC converter • USB type-C • Wireless power charger	• Smartphones • Tablet PCs • Notebooks • LCD TVs • LED lighting • LCD monitors • Automotive

Process	Technology	Device	Application

High-Voltage CMOS	• 0.11-0.35µm • 18V-45V • Bipolar	• Display driver • CSTN driver	• Smartphones • Tablet PCs • LCD TVs • Desktop PCs • LCD monitors

NVM	• 0.13-0.35µm • EEPROM, Ultra low leakage • Slim flash, Ultra low leakage* • eFlash • OTP • MTP	• Microcontroller • Touch screen controller • Electronic tag memory • Hearing aid controller • Fingerprint sensor • Auto Focus IC	• Smartphones • Tablet PCs • Industrial applications • Medical equipment • Automotive

*	In customer qualification stage

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
TFT-LCD Source Drivers

•  480 to 1,542 output channels

•  6-bit (262 thousand colors), 8-bit (16 million colors), 10-bit (1 billion colors)

•  Output voltage ranging from 9V to 18V

•  Low power consumption and low EMI

•  COF package types

•  EPI, m-LVDS, AIPI, USI interface technologies

• UHD/HD/LED/3D TVs • Notebooks • LCD/LED monitors

TFT-LCD Gate Drivers	• 272 to 960 output channels • Output voltage ranging from 30V to 45V • COF and COG package types	• Tablet PCs • HD/LED/3D TVs • Notebooks • Automotive

Timing Controllers	• Wide range of resolutions • EPI, m-LVDS, MIPI, USI-T interface technologies • Input voltage ranging from 1.6V to 3.6V	• Tablet PCs • Public information display

OLED Source Drivers	• 960 output channels • 10 bit (1 billion colors) • Output voltage: 18V • COF package type • EPI interface technology	• OLED TVs

Mobile Display Solutions. Our mobile display solutions incorporate the industry’s most advanced display technologies, such as OLED and LTPS, as well as high-volume technologies such as a-Si (amorphous silicon) TFT. Our mobile display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface (MDDI), MIPI, reduced swing differential signaling interface (RSDS) and logic-based OTP memory. We focus extensively on reducing the die size of our mobile display drivers and other solutions products to reduce costs without having to migrate to smaller geometries. For example, we have implemented several solutions to reduce die size in mobile display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as CABC and ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency. Our OLED driver ICs can support various configurations such as high resolution from FHD+(2,240x1,080) to QHD+(3,120x1,440), wide aspect ratio from 16:9 to 21:9 and flexible bezel-less, edge type, and trench type OLED displays.

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
OLED	• Resolutions of HD720, WXGA, FHD, FHD+, QHD and QHD+* • Aspect ratio from 16:9 to 21:9* • Color depth of 16 million • MIPI, eRVDS interface • Logic-based OTP • ABC, ACL	• Smartphones • Game consoles • Digital still cameras • Tablet PCs • Virtual reality headsets

LTPS	• Resolutions of VGA, WSVGA, WVGA and DVGA • Color depth of 16 million • MDDI, MIPI interface • Logic-based OTP • Separated gamma control	• Smartphones • Digital still cameras

a-Si TFT	• Resolutions of WQVGA and HVGA • Color depth of 16 million • RSDS, MDDI, MIPI interface • CABC • Separated gamma control	• Mobile phones • Digital still cameras • Automotive

*	In customer qualification stage

Power Solutions

We develop, manufacture and market power management solutions for a wide range of end-market customers. The products include MOSFETs, IGBTs, AC-DC converters, DC-DC converters, LED drivers, regulators, for a range of devices, including LCD, LED, and UHD televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliances and industrial applications such as power suppliers, e-bike, photovoltaic inverter, LED lighting and motor drive.

•

MOSFETs. Our MOSFETs include low-voltage to mid-voltage, Trench MOSFETs, 12V to 150V, high-voltage Planar MOSFETs, 200V through 700V, and super junction MOSFETs, 500V through 900V. MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. The key application segments are smartphones, mobile phones, LCD, LED, and UHD televisions, desktop PCs, notebooks, tablet PCs, servers, lighting and power supplies for consumer electronics and industrial equipment. MOSFETs allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. For example, computing solutions focus on delivering efficient controllers and MOSFETs for power management in VCORE, DDR and chipsets for audio, video and graphics processing systems.

•

IGBTs. Our IGBTs include 650V to 1200V field stop trench IGBTs. IGBTs are used in high power industrial applications, such as UPSs, power supplies, motor drives, solar inverters, welding machines and consumer appliances.

•

AC-DC Converters and DC-DC Converters. We offer AC-DC and DC-DC converters targeting mobile applications and high power applications like LCD, LED, and UHD televisions, notebooks, smartphones, mobile phones set-top boxes and display modules. We expect our AC-DC and DC-DC converters will meet customer green power requirements by featuring wide input voltage ranges, high efficiency and small size.

•

LED Drivers. LED backlighting drivers serve the fast-growing LCD and LED panel backlighting market for LCD and LED televisions, LCD monitors, notebooks, smartphones and tablet PCs. Our products are designed to provide high efficiency and wide input voltage range, as well as pulse width modulation (PWM) dimming for accurate white LED dimming control. LED lighting drivers have a wide input voltage range applicable to incandescent bulb and fluorescent lamp replacement.

•	Regulators. We also provide analog regulators for mobile and consumer applications. Our products are designed for high efficiency and low power consumption in mobile applications.

•

SSD PMIC. We also provide SSD PMIC for the computing segment. Our product is designed for high frequency switching, high efficiency and pulse frequency modulation (PFM) function to reduce consumption power in low load of converters.

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

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features	Applications
Low-Mid Voltage MOSFET	• Voltage options of 12V-150V • Advanced Trench MOSFET Process • High cell density • Advanced packages to enable reduction of PCB mounting area	• Smartphones and mobile phones • Tablet PCs, Notebooks • Desktop PCs, Servers • LCD/LED/UHD TVs • Industrial applications • Cryptocurrency miner

High Voltage MOSFET

•  Voltage options of 200V-700V

•  R2FET (rapid recovery) option to shorten reverse diode recovery time

•  Zenor FET option for MOSFET protection for abnormal input

•  Advanced Planar MOSFET Process

•  Advanced packages to enable reduction of PCB mounting area

• Adaptors for tablet PC/mobile phone/smartphone • Power supplies • Lighting (ballast, HID, LED) • Industrial applications • LCD/LED/UHD TVs

Super Junction MOSFET	• Voltage options of 500V-900V • Low RDS(ON) • Epi stack process	• LCD/LED/UHD TVs • Lightings applications (ballast, HID, LED) • Smartphones • Power supplies • Servers • Industrial applications

Product	Key Features	Applications

IGBTs	• Voltage options of 650V/1200V • Field Stop Trench IGBT • Current options from 15A to 60A	• Industrial applications • Consumer appliances

AC-DC Converter	• Wide control range for high power application (>150W) • Advanced BCDMOS process • High Precision Voltage Reference • Very low startup current consumption	• LCD/LED/UHD TVs • Power supplies

DC-DC Converters	• High efficiency, wide input voltage range • Advanced BCDMOS process • Fast load and line regulation • Accurate output voltage • OCP, SCP and thermal protections	• LCD/LED/UHD TVs • Smartphones • Mobile phones • Notebooks • Set-top boxes

LED Backlighting Drivers

•  High efficiency, wide input voltage range

•  Advanced BCDMOS process

•  OCP, SCP, OVP and UVLO protections

•  Accurate LED current control and multi-channel matching

•  Programmable current limit, boost up frequency

• Tablet PCs • Notebooks • Smartphones • LED/UHD TVs • LED monitors

LED Lighting Drivers

•  High efficiency, wide input voltage range

•  Simple solutions with external components fully integrated

•  Advanced high voltage BCDMOS process

•  Accurate LED current control and high power factor and low THB

• AC and DC LED lighting

Regulators	• Single and multi-regulators • Low Noise Output regulators • Wide range of input voltage and various output current • CMOS and BCDMOS processes	• Smartphones and Mobile phones • Notebooks

SSD PMIC	• High current buck • PFM function • High frequency switching • High efficiency • High integration technology • Small QFN package	• Computing

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

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices in the United States, Japan, Greater China and Europe. We have a network of agents and distributors in Korea, the United States, Japan, Greater China and Europe. For the years ended December 31, 2017, 2016 and 2015, we derived 75%, 77% and 69% of net sales through our direct sales force, respectively, and 25%, 23% and 31% of net sales through our network of authorized agents and distributors, respectively.

Research and Development

Our research and development efforts focus on intellectual property, design methodology and process technology for our complex analog and mixed-signal semiconductor products and services. Research and development expenses for the years ended December 31, 2017, 2016 and 2015, were $70.5 million, $72.2 million and $83.4 million, respectively, representing 10.4%, 10.5% and 13.2% of net sales, respectively.

Customers

We sell our Display Solutions and Power Solutions products to consumer, computing and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. We sell our foundry services to analog and mixed-signal semiconductor companies. For the years ended December 31, 2017, 2016 and 2015, our ten largest customers accounted for 57%, 64% and 64% of our net sales, respectively. For the year ended December 31, 2017, sales to LG Display represented 15.6% of our net sales and 50.6% of our Display Solutions division’s net sales. For the year ended December 31, 2016, sales to Samsung Display Corporation represented 23.5% of our net sales and 57.3% of our Display Solutions division’s net sales, and sales to LG Display represented 11.4% of our net sales and 27.9% of our Display Solutions division’s net sales. For the year ended December 31, 2015, sales to Samsung Display Corporation represented 11.0% of our net sales and 33.6% of our Display Solutions division’s net sales, and sales to LG Display represented 15.2% of our net sales and 46.4% of our Display Solutions division’s net sales. For the year ended December 31, 2017, we recorded revenues of $35.1 million from customers in the United States and $644.6 million from all foreign countries, of which 43.4% was from Korea, 18.2% from Taiwan, 3.7% from the United Kingdom and 24.9% from Greater China. For the year ended December 31, 2016, we recorded revenues of $33.2 million from customers in the United States and $654.8 million from all foreign countries, of which 33.5% was from Korea, 16.5% from Taiwan, 5.0% from the United Kingdom and 37.3% from Greater China. For the year ended December 31, 2015, we recorded revenues of $51.2 million from customers in the United States and $582.5 million from all foreign countries, of which 41.5% was from Korea, 18.5% from Taiwan, 6.4% from Japan and 28.0% from Greater China.

Intellectual Property

As of December 31, 2017, our portfolio of intellectual property assets included approximately 2,872 registered patents and 338 pending patent applications. Approximately 2,092 and 147 of our patents and pending patents are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 971 registered and pending patents that relate to identical technical claims in our base patent portfolio. Our patents expire at various times approximately over the next 19 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

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

Employees

Our worldwide workforce consisted of 2,520 employees (full- and part-time) as of December 31, 2017, of which 358 were involved in sales, marketing, general and administrative, 392 in research and development (including 199 with advanced degrees), 101 in quality, reliability and assurance and 1,669 in manufacturing (comprised of 251 in engineering and 1,418 in operations). As of December 31, 2017, our workforce consisted of 2,520 employees, of which 1,525 employees, or approximately 61% of our workforce, were represented by the MagnaChip Semiconductor Labor Union.

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

Geographic Financial Information

For a description of the distribution of our net sales by geographic region, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2017 and 2016—Net Sales by Geographic Region,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2016 and December 31, 2015—Net Sales by Geographic Region” and “Note 18. Geographic and Segment Information” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Report.

Available Information

Our principal executive offices are located at: c/o MagnaChip Semiconductor S.A., 1, Allée Scheffer, L-2520 Luxembourg, Grand Duchy of Luxembourg, and our telephone number is (352) 45-62-62. Our website address is www.magnachip.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q or 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can be accessed, free of charge, at our website as soon as practicable after such reports are filed with the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Clawback Policy, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and Risk Committee Charter are available on our website. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this Report and shall not be deemed to be incorporated by reference into this Report.

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

Executive Officers of the Company

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Young-Joon (YJ) Kim	53	Chief Executive Officer and Director
Jonathan Kim	43	Chief Financial Officer, Executive Vice President and Chief Accounting Officer
Theodore Kim	48	Chief Compliance Officer, Executive Vice President, General Counsel and Secretary
Tae Jong Lee	55	Executive Vice President and General Manager, Foundry Services Group
Woung Moo Lee	55	Executive Vice President and General Manager, Standard Products Group

Young-Joon (YJ) Kim, Chief Executive Officer and Director. Mr. YJ Kim became our Chief Executive Officer and director in May 2015. Mr. Kim joined MagnaChip in May 2013 and served as our Executive Vice President and General Manager, Display Solutions Division. He was promoted to Interim Chief Executive Officer in May 2014. He also served as the acting General Manager of our Foundry Services Group from May to November 2015. Prior to joining MagnaChip, Mr. Kim held a variety of senior management roles at several global semiconductor firms in a career spanning nearly 30 years. His past roles include marketing, engineering, product development and strategic planning, and his product expertise includes microprocessors, network processors, FLASH, EPROM, analog, mixed-signal, sensors, workstations and servers. Immediately before joining MagnaChip, Mr. Kim served as Vice President, Infrastructure Processor Division, and General Manager of the Multi-Core Processor Group of Cavium, Inc., where he worked from 2006 to 2013. Prior to Cavium, Mr. Kim served as Core Team Lead and General Manager of the Tolapai Program at Intel Corporation from 2004 to 2006. In 1998, Mr. Kim co-founded API Networks, a joint venture between Samsung and Compaq, where he served as the head of product management, worldwide sales and business development for Alpha processors. Prior to API Networks, Mr. Kim served as Director of Marketing at Samsung Semiconductor, Inc. from 1996 to 1998. Mr. Kim began his career as a product engineer at Intel Corporation. Mr. Kim holds B.S. and M.Eng degrees in Electrical Engineering from Cornell University.

Jonathan Kim (J. Kim), Chief Financial Officer, Executive Vice President and Chief Accounting Officer. Mr. Jonathan Kim was appointed Chief Financial Officer and Executive Vice President in May 2015, after serving as our Interim Chief Financial Officer, Chief Accounting Officer and Senior Vice President since March 2014. Prior to joining MagnaChip, Mr. Kim served since July 2010 as the Chief Financial Officer of StartForce, Inc., a VC backed desktop virtualization company, which was acquired in February 2011 by ZeroDesktop, Inc., a leading developer of next-generation desktop virtualization and cloud computing solutions. Mr. Kim continued to serve as the Chief Financial Officer at ZeroDesktop through March 2014. Mr. Kim also served as a principal at a Silicon Valley based investment and advisory firm where he led investments in startup companies in the U.S. and Korea. Mr. Kim began his career in public accounting and held various positions with Deloitte for nearly 10 years, serving Global Fortune 500 and U.S. multinational publicly traded clients in the Technology, Media & Telecommunication sectors. Mr. Kim holds a B.A. degree in Business Administration from the Foster School of Business at the University of Washington and is a Certified Public Accountant.

Theodore Kim (T. Kim), Chief Compliance Officer, Executive Vice President, General Counsel and Secretary. Mr. T. Kim became our Chief Compliance Officer and Executive Vice President in May 2015, and

became our General Counsel and Secretary in November 2013. Mr. T. Kim previously served as our Senior Vice President from November 2013 to May 2015. Prior to joining MagnaChip, Mr. T. Kim served as Head Lawyer, Global Business Development at Samsung Fire & Marine Insurance from October 2012 to October 2013. Mr. T. Kim was employed by Gibson, Dunn & Crutcher LLP, a law firm, from October 2005 to July 2012, serving most recently as Of Counsel. Prior to that, he served as Foreign Legal Consultant at Kim & Chang, a law firm in Korea, from 2001 to 2005, and prior to that, he worked as an associate attorney at Morrison & Foerster LLP, a law firm, from 1997 to 2001. Mr. Kim holds a B.A. degree in Economics and a B.S. degree in Mechanical Engineering from the University of California, Irvine, and a J.D. degree from the University of California, Los Angeles, School of Law.

Tae Jong Lee, Executive Vice President and General Manager, Foundry Services Group. Mr. Lee became our General Manager, Foundry Services Group, in November 2015 and became our Executive Vice President in December 2011, after serving successively as Senior Vice President and Vice President and General Manager, Corporate Engineering, since September 2007. Prior to joining MagnaChip, Mr. Lee served as Director of the Technology Development Division, Chartered Semiconductor Manufacturing, in Singapore from 1999 to August 2007. Mr. Lee holds B.S. and M.S. degrees from Seoul National University, and a Ph.D in Physics from the University of Texas at Dallas.

Woung Moo Lee, Executive Vice President and General Manager, Standard Products Group. Mr. Woung Moo Lee became our Executive Vice President and General Manager, Standard Products Group in November 2015. He previously served as our Senior Vice President, Korea Sales from 2013. Prior to joining MagnaChip, he was one of the founding executives and served as Vice President, Global Strategy and Marketing, Samsung LED Co., Ltd. from 2009 to 2011. In 1984, Mr. Lee began his career as a memory semiconductor design engineer and served as Vice President of Memory Strategy & Marketing Team at Samsung Electronics Co., Ltd. until 2009. Mr. Lee received the “Proud Samsung Employee Award” in 2005 and holds a B.S. degree in Electronic Engineering from Inha University.

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

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the years ended December 31, 2017, 2016 and 2015, our ten largest customers accounted for 57%, 64% and 64% of our net sales, respectively. For the year ended December 31, 2017, sales to LG Display represented 15.6% of the Company’s net sales and 50.6% of our Display Solutions division’s net sales. For the year ended December 31, 2016, sales to Samsung Display Corporation represented 23.5% of the Company’s net sales and 57.3% of our Display Solutions division’s net sales, and sales to LG Display represented 11.4% of the Company’s net sales and 27.9% of our Display Solutions division’s net sales. For the year ended December 31, 2015, sales to Samsung Display Corporation represented 11.0% of the Company’s net sales and 33.6% of our Display Solutions division’s net sales, and sales to LG Display represented 15.2% of the Company’s net sales and 46.4% of our Display Solutions division’s net sales. For the year ended December 31, 2017, we recorded revenues of $35.1 million from customers in the United States and $644.6 million from all foreign countries, of which 43.4% was from Korea, 18.2% from Taiwan, 3.7% from the United Kingdom and 24.9% from Greater China. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, a depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2017 due to a relative stronger Korean won during the period. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2017, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $677.3 million. Our Dutch subsidiary uses the U.S. dollar as their functional currency. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock or the price of the Exchangeable Notes or the 2021 Notes (each as defined below) could be adversely affected.

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

As of December 31, 2017, 1,525 employees, or approximately 61% of our employees, were represented by the MagnaChip Semiconductor Labor Union. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skill and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, Philippines, Singapore, Taiwan and Thailand. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. We could be adversely affected by political disorders, labor disruptions and natural disasters where our subcontractors are located. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems or decrease the capacity available to us, our operating results could be adversely affected.

We cooperate with independent foundries to produce certain advanced technology Display Solutions products, and the failure of such independent foundries to satisfy our demand could materially disrupt our business.

We use independent foundry services for certain of our OLED Display Solutions products that require more advanced technology than is available in our fabrication facilities. Silicon wafer production at these facilities is allocated solely by our vendors and beyond our direct control. Therefore, any disruption in wafer supply form these vendors could have a material impact on our revenue and results of operations.

We depend on successful parts and materials procurement for our manufacturing processes, and a shortage or increase in the price of these materials could interrupt our operations and result in a decline of revenues and results of operations.

We procure materials and electronic and mechanical components from international sources and original equipment manufacturers. We use a wide range of parts and materials in the production of our semiconductors, including silicon, processing chemicals, processing gases, precious metals and electronic and mechanical components, some of which, such as silicon wafers, are specialized raw materials that are generally only available from a limited number of suppliers. If demand increases or supply decreases for any reason, the costs of our raw materials could significantly increase. For example, worldwide supplies of silicon wafers, an important raw material for the semiconductors we manufacture, were constrained in recent years due to an increased demand for silicon. We from time to time may enter into multi-year agreements, which specify future quantities and pricing of materials to be supplied by the vendors of these materials; however, this option may not be available to us and we cannot assure that supply increases will match demand increases. If we cannot obtain adequate materials in a timely manner or on favorable terms for the manufacture of our products, revenues and results of operations will decline.

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

We could suffer adverse tax and other financial consequences as a result of changes in, or differences in the interpretation of, applicable tax laws, including the recently enacted tax reform legislation in the United States.

Our company’s organizational structure was created in part based on certain interpretations and conclusions regarding various tax laws, including withholding tax and other tax laws of applicable jurisdictions. Our interpretations and conclusions regarding tax laws, however, are not binding on any taxing authority and, if these interpretations and conclusions are incorrect, if our business were to be operated in a way that rendered us ineligible for tax exemptions or caused us to become subject to incremental tax, or if the authorities were to change, modify or have a different interpretation of the relevant tax laws, we could suffer adverse tax and other financial consequences, and the anticipated benefits of our organizational structure could be materially impaired. Our Company’s organizational structure and other tax positions are subject to review by tax authorities in the local and other jurisdictions where we operate our business.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act in the U.S. was enacted (the “Tax Reform”). The Tax Reform reduces the U.S. federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The Tax Reform contains several key provisions that will affect our assessment of deferred taxes as of December 31, 2017, which include the remeasurement of deferred taxes, recognition of liabilities for taxes on mandatory deemed repatriation and certain other foreign income, and reassessment of the realizability of deferred tax assets.

As of December 31, 2017, we remeasured our deferred tax assets and liabilities at the reduced rate of 21.0%, assessed the realizability of remeasured deferred tax assets, which resulted in a reduction of our deferred tax assets by $13.4 million. However, there was no impact on our income tax expense due to a full allowance against the deferred tax assets. In addition, we recorded a tax benefit of $0.4 million due to certain minimum tax amounts being refundable under the Tax Reform. We are currently evaluating the newly enacted rule relating to the mandatory deemed repatriation tax. Due to the amount and complexity of the changes in U.S. tax law resulting from Tax Reform, the magnitude of the overall net impact on us remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service, as well as any actions we may undertake as a result of such legislation.

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

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may need to file lawsuits to enforce our patents or intellectual property rights, and we may need to defend against claimed infringement of the rights of others. Any litigation could result in substantial costs to us and divert our resources, and we cannot assure you that we will prevail. Any claims of intellectual property infringement or misappropriation against use, even those without merit, could require us to:

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

Since 2015, our Korean subsidiary has been subject to K-ETS, a new set of greenhouse gas emissions regulation, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government, and is required to meet its allocated target by either reducing the emission or purchasing the allowances from other participants in the emission trading market. Reduction of our emissions or energy consumption may result in additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, as well as cost of procuring emission allowances to cover the excess emissions, which could adversely affect our financial position and results of operations. During the first implementation period from 2015 to 2017, we did not exceed the allocated emission amount. As a result, we may sell excess allowances to other manufacturers in the emission trading market in Korea. As for the second implementation period from 2018 to 2020, the allocation amount has not yet been determined and is likely to be determined during the first half of 2018.

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

We may be subject to disruptions, breaches or cyber-attacks of our secured networks and information technology systems that could damage our reputation, harm our business, expose us to liability and materially adversely affect our results of operations.

In the ordinary course of our business, we collect and store sensitive data, including IP and other proprietary information about our business and that of our customers, suppliers and business partners. Secure maintenance, processing and transmission of this information is critical to our operations and business strategy. We may be subject to disruptions, breaches or cyber-attacks of our secured networks and information technology systems caused by illegal hacking, criminal fraud or impersonation, computer viruses, acts of vandalism or terrorism or employee error, and our security measures or those of any third party service providers we use may not detect or prevent such security breaches. We may incur significant costs to eliminate or alleviate cybersecurity breaches and vulnerabilities, which could be significant, and our efforts to protect against such breaches or vulnerabilities may not be successful and could result in system interruptions that may materially impede our sales, manufacturing, distribution, finance or other critical functions. Any such compromise of our information security could also result in the unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other assets, the unauthorized release of customer or employee data or a violation of privacy or other laws in the jurisdictions in which we operate. Any of the foregoing could irreparably damage our reputation and business and/or expose us to material monetary liability, which could have a material adverse effect on our results of operations.

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

As of December 31, 2017, our total indebtedness was $303.4 million, which represents the principal amount outstanding under our 6.625% Senior Notes due 2021 and 5.0% Exchangeable Senior Notes due 2021 (“Exchangeable Notes”), excluding $7.8 million of unamortized discount and debt issuance costs. We are permitted under the indentures governing our outstanding Exchangeable Notes and 2021 Notes to incur additional debt under certain conditions, including additional secured debt. If new debt were to be incurred in the future, the related risks that we now face could intensify. Our substantial debt could have important consequences, including:

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

We anticipate that payments under the notes and our outstanding Exchangeable Notes and 2021 Notes will be funded in part by MagnaChip Korea’s repayment of its existing loans from MagnaChip Semiconductor B.V., with MagnaChip Semiconductor B.V. using such repayments in turn to repay the loans owed to MagnaChip Semiconductor S.A., which will repay loans owed to us. Under the Korean Foreign Exchange Transaction Act, the minister of the Ministry of Strategy and Finance is authorized to temporarily suspend payments in foreign currencies in the event of natural calamities, wars, conflicts of arms, grave and sudden changes in domestic or foreign economic conditions, or other similar situations. In addition, under the Korean Commercial Code, a Korean company is permitted to make a dividend payment in accordance with the provisions in its articles of incorporation out of retained earnings (as determined in accordance with the Korean Commercial Code and the generally accepted accounting principles in Korea), but no more than twice a year. If MagnaChip Korea is prevented from making payments under its intercompany loans due to restrictions on payments of foreign currency or if it has an insufficient amount of retained earnings under the Korean Commercial Code to make dividend payments to MagnaChip Semiconductor B.V., we and MagnaChip Semiconductor S.A. may not have sufficient funds to make payments on the notes or our outstanding Exchangeable Notes and 2021 Notes.

The indentures governing our outstanding Exchangeable Notes and 2021 Notes contain, and our future debt agreements will likely contain, covenants that significantly restrict our operations.

The indentures governing our outstanding Exchangeable Notes and 2021 Notes contain, and our future debt agreements will likely contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and by limiting our ability to engage in other business activities. These covenants will place restrictions on our ability and the ability of our operating subsidiaries to, among other things:

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

From the time we began operations as a separate entity in 2004 until we emerged from our 2009 reorganization proceedings under Chapter 11 of the United States Bankruptcy Code, which we refer to as our

“reorganization proceedings”, we generated significant net losses and did not generate a profit for a full fiscal year. In addition, since 2013 until 2016, we again had substantial net losses despite some improvements made in 2016. We may increase spending to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we cannot maintain profitability, the value of the enterprise may decline.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries, may be able to incur substantial additional debt in the future, some of which may be secured debt, subject to the restrictions contained in our debt instruments. We will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due.

We may need to incur impairment, restructuring and other restructuring related charges, which could materially affect our results of operations and financial condition.

During industry downturns and for other reasons, we may need to record impairment, restructuring or other restructuring related charges. From November 9, 2009, the date we emerged from Chapter 11 reorganization proceedings, through December 31, 2016, we recognized aggregate restructuring and impairment charges of $24.1 million, which consisted of $21.2 million of impairment charges and $2.9 million of restructuring charges. Although we recognized a net restructuring and other gain of $17.0 million and $6.5 million for the years ended December 31, 2017 and 2016, respectively, we also recorded early termination charges of $13.4 million and $4.2 million for the same periods in connection with our workforce reduction efforts. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our manufacturing operations consist of two fabrication facilities located in Korea in Cheongju and Gumi. Our facilities have a combined capacity of approximately 113,000 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.11 to 0.50 microns. The Cheongju facilities have two main buildings totaling 121,672 square meters devoted to manufacturing and development. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.

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

A substantial majority of our assembly, test and packaging services for our Display Solutions business and all of such services for our Power Solutions business are outsourced with the balance handled in-house. Our independent providers of these services are located in Korea, China, Philippines, Singapore, Taiwan and Thailand. The relative cost of outsourced services, as compared to in-house services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.

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

Item 3. Legal Proceedings

We are involved in a variety of legal matters, most of which we consider routine matters that arise in the normal course of business. These routine matters typically fall into broad categories such as those involving customers, employment and labor and intellectual property. Intellectual property litigation and infringement claims, in particular, could cause us to incur significant expenses or prevent us from selling our products. We are currently not involved in any legal proceedings that we believe would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.” On February 16, 2018, the last reported sales price of our common stock on the NYSE was $9.45 per share. The table below sets forth the reported high and low sales prices for our common stock during the quarterly periods for the two most recent fiscal years described below.

Price Range of Common Stock

	High	Low
Fiscal 2016
First Quarter	$5.81	$3.10
Second Quarter	$6.10	$4.71
Third Quarter	$9.17	$5.35
Fourth Quarter	$8.83	$5.20
Fiscal 2017
First Quarter	$9.70	$6.05
Second Quarter	$10.45	$8.05
Third Quarter	$12.75	$9.35
Fourth Quarter	$13.40	$9.57

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from December 31, 2012 (the last trading day before the beginning of our fifth preceding fiscal year) through December 31, 2017. The graph assumes that $100 was invested on December 31, 2012 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares during the five-year period ended December 31, 2017.

Comparison of Cumulative Total Return*

Among MagnaChip Semiconductor Corporation, the S&P 500 Index and the PHLX

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return to Stockholders (Including Reinvestment of Dividends)

Indexed Returns

Company/Index	Base Period 12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/29/2017
MagnaChip Semiconductor Corporation	100	260.70	173.66	70.72	82.89	133.02
S&P 500 Index	100	146.98	163.72	162.53	178.02	212.60
Philadelphia Semiconductor Index	100	146.81	188.47	182.05	248.73	343.83

Holders

The approximate number of record holders of our outstanding common stock as of January 31, 2018 was 63. This number does not include beneficial owners for whom shares are held by nominees in street name.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding common stock during the fiscal quarter ended December 31, 2017.

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

We have derived the selected consolidated financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 from the audited consolidated financial statements of the Company included in this Report. We have derived the selected consolidated financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 from the historical consolidated financial statements of MagnaChip Semiconductor Corporation not included in this Report. The historical financial data of MagnaChip Semiconductor Corporation for any period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, 2017	Year Ended December 31, 2016(5)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions, except per share data)
Statements of Operations Data:
Net sales	$679.7	$688.0	$633.7	$698.2	$734.2
Cost of sales	491.8	531.7	498.8	545.4	579.1

Gross profit	187.9	156.2	134.9	152.9	155.1
Selling, general and administrative expenses	81.8	83.5	94.4	127.0	85.8
Research and development expenses	70.5	72.2	83.4	92.8	87.9
Restructuring, impairment and other charges (gain), net	(17.0)	(6.5)	—	10.3	8.2
Early termination charges	13.4	4.2	—	—	—

Operating income (loss) from continuing operations	39.2	2.7	(42.9)	(77.1)	(26.8)
Interest expense	(21.6)	(16.2)	(16.3)	(16.8)	(21.1)
Foreign currency gain (loss), net	65.5	(15.4)	(42.5)	(24.7)	16.8
Loss on early extinguishment of senior notes	—	—	—	—	(32.8)
Others, net	2.9	3.0	1.8	2.9	3.6

	46.9	(28.6)	(57.0)	(38.6)	(33.5)

	Year Ended December 31, 2017	Year Ended December 31, 2016(5)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions, except per share data)
Income (loss) from operations before income taxes	86.1	(25.9)	(100.0)	(115.7)	(60.2)
Income tax expenses (benefits)	1.2	3.7	(15.1)	1.5	4.0

Net income (loss)	$84.9	$(29.6)	$(84.9)	$(117.2)	$(64.2)

Per share data:
Earnings (loss) per share—
Basic	$2.50	$(0.85)	$(2.47)	$(3.44)	$(1.82)
Diluted	$2.02	$(0.85)	$(2.47)	$(3.44)	$(1.82)
Weighted average number of shares
Basic	33.943	34.834	34.381	34.056	35.232
Diluted	44.755	34.834	34.381	34.056	35.232
Balance Sheet Data (at period end):
Cash and cash equivalents	$128.6	$83.4	$90.9	$102.4	$153.6
Total assets(4)	558.8	442.0	474.1	523.4	620.4
Total indebtedness(1)(4)	303.4	221.1	220.4	219.7	219.2
Stockholders’ equity (deficit)	(39.6)	(72.1)	(62.3)	(18.5)	81.5
Supplemental Data:
Adjusted EBITDA(2)	$78.7	$40.7	$0.8	$8.5	$20.0
Adjusted Net Income (Loss)(3)	$28.9	$(4.5)	$(26.7)	$(38.1)	$(31.5)

(1)	Total indebtedness represents long-term borrowings.
(2)	We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring, impairment and other charges (gain), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses, and (vii) secondary offering expenses. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expenses (benefits) and depreciation and amortization. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Income (Loss).”
(3)	We define Adjusted Net Income (Loss) for the periods indicated as net income (loss), adjusted to exclude (i) restructuring, impairment and other charges (gain), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses, and (vii) secondary offering expenses. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Income (Loss).”
(4)	In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest”, which requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. We adopted ASU 2015-03 in 2016 and reclassified all prior periods presented in the table above. As of December 31, 2015, December 31, 2014 and December 31, 2013, $3.8 million, $4.3 million and $4.8 million of debt issuance costs were reclassified from total assets to a reduction of total indebtedness. The adoption of ASU 2015-03 did not impact our consolidated statements of operations.
(5)	Certain charges related to the closure of our 6-inch fab and headcount reduction, previously included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2016, have been reclassified to restructuring, impairment and other charges (gain), net and early termination charges, respectively, to conform to the current year presentation.

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

Overview

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with over 30 years of operating history, a portfolio of approximately 3,200 registered patents and pending applications and extensive engineering and manufacturing process expertise.

Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and IDM semiconductor companies that primarily serve communications, IoT, consumer, industrial and automotive applications. Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide flat panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. Our Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer, computing and industrial applications.

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

Recent Developments

Tax Audit

In September 2017, MagnaChip Semiconductor Ltd. (“MSK”), our Korean operating subsidiary, was notified that the Korean National Tax Service (the “KNTS”) would be examining the income- and non-income-based taxes of MSK for its 2012 to 2014 tax years. The KNTS had conducted its audit, primarily focusing on non-income-based value added tax (“VAT”) transactions associated with the periods with respect to which we previously restated our financial statements as a result of the independent investigation commenced by our Audit Committee in January 2014 (the “Restatement”).

On November 29, 2017, the KNTS issued a preliminary assessment to MSK identifying its findings and proposed additional tax payments and penalties that it asserted were owed by MSK for the audit periods. The aggregate preliminary tax and penalty assessment proposed by the KNTS was $6.0 million, of which $3.3 million had already been accrued by us in our financial statements in connection with the Restatement filed in 2015. Such amount also included approximately $0.5 million related to employee withholding amounts and associated penalties, and to the extent any such tax obligation was that of MSK’s employees, we expect to seek reimbursement of the applicable amounts from those employees. In addition, MSK expected the KNTS to assess an administrative fine of approximately $2.0 million in connection with the above-described examination.

The final assessment was issued in a manner consistent with the preliminary assessment. Based on further discussions with our Korean tax advisors, we evaluated whether an appeal of the KNTS’ final assessment was in our best interest and decided that we would accept such final assessment and administrative fine.

In December 2017, the KNTS concluded that no criminal charges would be brought against any current officers or directors of MSK or MSK itself. As a result, we took a charge of $4.2 million in the fourth quarter of 2017 related to this additional tax assessment and associated penalties and administrative fine and recorded the $0.5 million related to employee withholding amounts as other receivables in our consolidated balance sheets as of December 31, 2017, as we expect to seek reimbursement of the applicable amounts from those employees.

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

As of February 22, 2017, our Board of Directors approved the implementation of a headcount reduction plan (the “Headcount Reduction Plan”). As of June 30, 2017, 352 employees elected to resign from the Company during the period in which the Headcount Reduction Plan was offered. The Headcount Reduction Plan is expected to result in estimated annual cost savings of approximately $24 million. The total cash cost of approximately $31 million has been fully paid. We recorded in our consolidated statement of operations $11.1 million and $2.3 million termination related charges as “early termination charges” for the three months ended March 31, 2017 and June 30, 2017, respectively. The remaining total cost relates to statutory severance benefits, which are required by law and had already been fully accrued in our financial statements.

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

Restatement

In January 2014, our Audit Committee commenced an independent investigation that resulted in the Restatement. In March, 2014, we voluntarily reported to the SEC that our Audit Committee had determined that we incorrectly recognized revenue on certain transactions and as a result would restate our financial statements, and that our Audit Committee had commenced an independent investigation.

On December 10, 2015, we entered into a Memorandum of Understanding with the plaintiffs’ representatives to settle the Class Action Litigation, as defined and detailed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19. Commitments and Contingencies” in this Report, for an aggregate settlement payment of $23.5 million. This settlement payment was fully funded by insurance proceeds that were received in the first quarter of 2016 and disbursed from the escrow account, previously recorded as restricted cash, in the third quarter of 2016.

On January 22, 2016, we entered into a stipulation of settlement with the plaintiffs in the shareholder derivative actions, as described in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19. Commitments and Contingencies” in this Report, for an aggregate payment of $3.0 million from our insurance proceeds that were received in the first quarter of 2016 and recorded in the escrow account. In October 2016, the court approved the settlement of the shareholder derivative actions for $3.0 million, which included $0.75 million awarded to plaintiffs’ counsel. Upon the expiration of the appeals period, $2.25 million was disbursed from the escrow account, previously recorded as restricted cash, in December 2016. The remaining restricted cash related to insurance proceeds of $3.1 million was also released in December 2016.

On May 1, 2017, the SEC announced that it had reached a final settlement with us, resolving the SEC’s investigation, as detailed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19. Commitments and Contingencies” in this Report. In that connection, we have consented, without admitting or denying the SEC’s findings, to the entry of an administrative order by the SEC directing that we cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC regulations. The SEC’s administrative order was entered on May 1, 2017. The SEC imposed a monetary penalty of $3.0 million on us. In the first quarter ended March 31, 2017, we established a reserve in that amount for the potential settlement of this matter and recorded it as selling, general and administrative expense in the consolidated statements of operations for the three months ended March 31, 2017. The reserved monetary penalty of $3.0 million was paid to the SEC during the second quarter of 2017.

As a result of the Restatement, we have incurred substantial external accounting, legal and other related costs associated with the Restatement and certain litigation and other regulatory investigations and actions related thereto. We recorded Restatement related costs of $10.3 million for the year ended December 31, 2017, which included tax assessment, and associated penalties of $4.3 million, primarily related to non-income-based VAT transactions in the Restatement periods, compared to $7.0 million for the year ended December 31, 2016.

Segments

We report our financial results in two operating segments: Foundry Services Group and Standard Products Group. We identified these segments based on how we allocate resources and assess our performance.

•

Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 494 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve communications, IoT, consumer, industrial and automotive applications. Our Foundry Services Group business represented 47.1%, 39.8% and 45.9% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively. Gross profit from our Foundry Services Group business was $95.5 million, $69.4 million and $66.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•

Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 52.9%, 60.1% and 54.0% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively. Gross profit from our Standard Products Group was $92.2 million, $87.2 million and $68.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA and Adjusted Net Income (Loss) throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other charges (gain), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses, and (vii) secondary offering expenses. EBITDA for the periods indicated is defined as net income before interest expense, net, income tax expenses (benefits), and depreciation and amortization.

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

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Net Income (Loss)	$84.9	$(29.6)	$(84.9)
Interest expense, net	20.5	16.0	16.0
Income tax expenses (benefits)	1.2	3.7	(15.1)
Depreciation and amortization	28.1	25.4	26.5
EBITDA	$134.7	$15.5	$(57.4)
Adjustments:
Restructuring and other charges (gain), net(a)	(17.0)	(5.5)	—
Early termination charges(b)	13.4	4.2	—
Equity-based compensation expense(c)	2.3	3.8	2.8
Foreign currency loss (gain), net(d)	(65.5)	15.4	42.5
Derivative valuation loss (gain), net(e)	(0.2)	0.3	0.5
Restatement related expenses(f)	10.3	7.0	12.4
Secondary offering expenses(g)	0.7	—	—

Adjusted EBITDA	$78.7	$40.7	$0.8

(a)	For the year ended December 31, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business. For the year ended December 31, 2016, this adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of $2.3 million training and transition costs related to our 6-inch fab employees.
(b)	This adjustment eliminates the charges related to the reduction of workforce through the Headcount Reduction Plan in the first half of 2017 and the Program in the second quarter of 2016. As these termination related charges are recorded as a result of implementing the company-wide headcount reduction and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
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
(d)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC and the $4.3 million of the additional tax assessment and associated penalties, primarily related to non-income-based VAT transactions in the Restatement periods, administrative fine and related legal fees. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
(g)	This adjustment eliminates expenses incurred for the secondary offering by the Selling Stockholders primarily in the third quarter of 2017.

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

Adjusted Net Income (Loss) is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other charges (gain), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses, and (vii) secondary offering expenses.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Net Income (Loss)	$84.9	$(29.6)	$(84.9)
Adjustments:
Restructuring and other charges (gain), net(a)	(17.0)	(5.5)	—
Early termination charges(b)	13.4	4.2	—
Equity-based compensation expense(c)	2.3	3.8	2.8
Foreign currency loss (gain), net(d)	(65.5)	15.4	42.5
Derivative valuation loss (gain), net(e)	(0.2)	0.3	0.5
Restatement related expenses(f)	10.3	7.0	12.4
Secondary offering expenses(g)	0.7	—	—

Adjusted Net Income (Loss)	$28.9	$(4.5)	$(26.7)

(a)	For the year ended December 31, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business. For the year ended December 31, 2016, this adjustment eliminates the $7.8 million restructuring gain on sale of machinery in connection with the closure of our 6-inch fab, net of $2.3 million training and transition costs related to our 6-inch fab employees.
(b)	This adjustment eliminates the charges related to the reduction of workforce through the Headcount Reduction Plan in the first half of 2017 and the Program in the second quarter of 2016. As these termination related charges are recorded as a result of implementing the company-wide headcount reduction and are not expected to represent ongoing operating expenses to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(d)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC and the $4.3 million of the additional tax assessment and associated penalties, primarily related to non-income-based VAT transactions in the Restatement periods, administrative fine and related legal fees. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
(g)	This adjustment eliminates expenses incurred for the secondary offering by the Selling Stockholders primarily in the third quarter of 2017.

There was no tax impact from the adjustments to net income to calculate our Adjusted Net Income (Loss) for the years ended December 31, 2017, 2016 and 2015 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) used to calculate Adjusted Net Income (Loss) were applied consistently to the periods presented.

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

Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2017 were $78.7 million and $28.9 million, respectively. Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2016 were $40.7 million and $4.5 million, respectively. Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2015 were $0.8 million and $26.7 million, respectively.

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

We have historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2017 and 2016, we sold products to 343 and 357 customers, respectively, and our net sales to our ten largest customers represented 57% and 64% of our net sales, respectively. We have a combined production capacity of approximately 113,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

The new revenue standard could have a material impact on our consolidated financial statements following adoption on January 1, 2018. Based on our evaluation of the terms of our revenue contracts and other arrangements to date, we believe the most significant impact of the new standard relates to the revenue recognition accounting for our foundry services revenue, which will be recognized over time in proportion to wafer manufacturing rather than at the time of shipment or delivery of the related products. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Basis of Presentation and Significant Accounting Policies—Recent Accounting Pronouncements” in this Report for further discussion.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2017, approximately 98% of our employees were eligible for severance benefits.

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

Interest Expense. Our interest expense was incurred primarily under the 2021 Notes and Exchangeable Notes.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2017, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $677.3 million. Our Dutch subsidiary uses U.S. dollar as their functional currency. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act in the U.S. was enacted (the “Tax Reform”). The Tax Reform reduces the U.S. federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The Tax Reform contains several key provisions that might affect our assessment of deferred taxes as of December 31, 2017, which include the remeasurement of deferred taxes, recognition of liabilities for taxes on mandatory deemed repatriation and certain other foreign income, and reassessment of the realizability of deferred tax assets.

As of December 31, 2017, we remeasured our deferred tax assets and liabilities at the reduced rate of 21.0%, assessed the realizability of remeasured deferred tax assets, which resulted in a reduction of our deferred tax assets by $13.4 million. However, there was no impact on our income tax expense due to a full allowance against the deferred tax assets. In addition, we recorded a tax benefit of $0.4 million due to certain minimum tax amounts being refundable under the Tax Reform. We are currently evaluating the newly enacted rule relating to the mandatory deemed repatriation tax.

We are subject to income- or non-income-based tax examinations by tax authorities of the U.S., Korea and multiple other foreign jurisdictions, where applicable, for all open tax years. Significant estimates and judgments are required in determining our worldwide provision for income- or non-income based taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. See “Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17. Income Taxes” included elsewhere in this Report.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in U.S. dollars and as a percentage of our net sales:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(In millions)
Consolidated statements of operations data:
Net sales	$679.7	100.0%	$688.0	100.0%	$633.7	100.0%
Cost of sales	491.8	72.4	531.7	77.3	498.8	78.7

Gross profit	187.9	27.6	156.2	22.7	134.9	21.3
Selling, general and administrative expenses	81.8	12.0	83.5	12.1	94.4	14.9
Research and development expenses	70.5	10.4	72.2	10.5	83.4	13.2
Restructuring and other charges (gain), net	(17.0)	(2.5)	(6.5)	(0.9)	—	—
Early termination charges	13.4	2.0	4.2	0.6	—	—

Operating income (loss)	39.2	5.8	2.7	0.4	(42.9)	(6.8)
Interest expense	(21.6)	(3.2)	(16.2)	(2.4)	(16.3)	(2.6)
Foreign currency gain (loss), net	65.5	9.6	(15.4)	(2.2)	(42.5)	(6.7)
Others, net	2.9	0.4	3.0	0.4	1.8	0.3

	46.9	6.9	(28.6)	(4.2)	(57.0)	(9.0)

Income (loss) before income taxes	86.1	12.7	(25.9)	(3.8)	(100.0)	(15.8)
Income tax expenses (benefits)	1.2	0.2	3.7	0.5	(15.1)	(2.4)

Net income (loss)	$84.9	12.5%	$(29.6)	(4.3)%	$(84.9)	(13.4)%

Net Sales:
Foundry Services Group	$320.1	47.1%	$274.0	39.8%	$290.8	45.9%
Standard Products Group
Display Solutions	209.5	30.8	282.0	41.0	207.5	32.7
Power Solutions	149.8	22.0	131.5	19.1	134.8	21.3

Total Standard Products Group	359.4	52.9	413.4	60.1	342.3	54.0
All other	0.2	0.0	0.6	0.1	0.6	0.1

Total net sales	$679.7	100.0%	$688.0	100.0%	$633.7	100.0%

Results of Operations—Comparison of Years Ended December 31, 2017 and 2016

The following table sets forth consolidated results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$679.7	100.0%	$688.0	100.0%	$(8.3)
Cost of sales	491.8	72.4	531.7	77.3	(40.0)

Gross profit	187.9	27.6	156.2	22.7	31.7

Selling, general and administrative expenses	81.8	12.0	83.5	12.1	(1.8)
Research and development expenses	70.5	10.4	72.2	10.5	(1.7)
Restructuring and other charges (gain), net	(17.0)	(2.5)	(6.5)	(0.9)	(10.5)
Early termination charges	13.4	2.0	4.2	0.6	9.1

Operating income	39.2	5.8	2.7	0.4	36.5

Interest expense	(21.6)	(3.2)	(16.2)	(2.4)	(5.3)
Foreign currency gain (loss), net	65.5	9.6	(15.4)	(2.2)	80.9
Others, net	2.9	0.4	3.0	0.4	(0.1)

	46.9	6.9	(28.6)	(4.2)	75.5

Income (loss) before income taxes	86.1	12.7	(25.9)	(3.8)	112.0
Income tax expenses (benefits)	1.2	0.2	3.7	0.5	(2.6)

Net income (loss)	$84.9	12.5	$(29.6)	(4.3)	$114.6

Results by segment

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$320.1	47.1%	$274.0	39.8%	$46.1
Standard Products Group
Display Solutions	209.5	30.8	282.0	41.0	(72.4)
Power Solutions	149.8	22.0	131.5	19.1	18.4

Total Standard Products Group	359.4	52.9	413.4	60.1	(54.1)
All other	0.2	0.0	0.6	0.1	(0.4)

Total net sales	$679.7	100.0%	$688.0	100.0%	$(8.3)

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$95.5	29.8%	$69.4	25.3%	$26.0
Standard Products Group	92.2	25.7	87.2	21.1	5.0
All other	0.2	100.0	(0.4)	(66.3)	0.6

Total gross profit	$187.9	27.6%	$156.2	22.7%	$31.7

Net Sales

Net sales were $679.7 million for the year ended December 31, 2017, an $8.3 million, or 1.2%, decrease compared to $688.0 million for the year ended December 31, 2016. This decrease was primarily attributable to a net decrease in revenue from our Standard Products Group, which was offset in part by an increase in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $320.1 million for the year ended December 31, 2017, a $46.1 million, or 16.8%, increase compared to net sales of $274.0 million for the year ended December 31, 2016. The increase was primarily attributable to higher demand for our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets and higher sales of certain products from a global power management IC foundry customer. These increases were partially offset by a net decrease in demand of our foundry services from a customer serving the high-end smartphone market.

Standard Products Group. Net sales from our Standard Products Group segment were $359.4 million for the year ended December 31, 2017, a $54.1 million, or 13.1%, decrease compared to $413.4 million for the year ended December 31, 2016. This substantial decrease was primarily due to a significant decrease in revenue related to our Display Solutions business line, partially offset by increase in revenue related to our Power Solutions business line as described below.

Net sales from our Display Solutions business line were $209.5 million for the year ended December 31, 2017, a $72.4 million, or 25.7%, decrease from $282.0 million for the year ended December 31, 2016. This decrease was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a timing mismatch between the drop-off in revenue from our existing OLED products and the introduction of new OLED products, and also from a prolonged slowdown in the China smartphone market. This decrease was partially offset by an increase in revenue from large display products mainly due to higher demand of source drivers for ultra high definition TVs. Net sales from our Power Solutions business line were $149.8 million for the year ended December 31, 2017, a $18.4 million, or 14.0%, increase from $131.5 million for the year ended December 31, 2016. The increase in sales was primarily due to premium power products and MOSFETs for TV and mobile battery applications.

All Other. All other net sales were $0.2 million for the year ended December 31, 2017 and $0.6 million for the year ended December 31, 2016, respectively.

Gross Profit

Total gross profit was $187.9 million for the year ended December 31, 2017 compared to $156.2 million for the year ended December 31, 2016, a $31.7 million, or 20.3%, increase. Gross profit as a percentage of net sales for the year ended December 31, 2017 increased to 27.6% compared to 22.7% for the year ended December 31, 2016. The increase in gross profit as a percentage of net sales was due to both our Foundry Services Group and Standard Products Group segments as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $95.5 million for the year ended December 31, 2017, a $26.0 million, or 37.5%, increase compared to $69.4 million for the year ended December 31, 2016. Gross profit as a percentage of net sales for the year ended December 31, 2017 increased to 29.8% compared to 25.3% for the year ended December 31, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to a better product mix, a higher utilization rate and a favorable impact from reduction in headcount, which was offset in part primarily by an increase in wafer price and employee costs associated with unused vacation.

Standard Products Group. Gross profit from our Standard Products Group segment was $92.2 million for the year ended December 31, 2017, a $5.0 million, or 5.8%, increase from $87.2 million for the year ended December 31, 2016. Gross profit as a percentage of net sales for the year ended December 31, 2017 increased to 25.7% compared to 21.1% for the year ended December 31, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to a higher utilization rate and a favorable impact from reduction in headcount, which was offset in part primarily by an increase in wafer price and employee costs associated with unused vacation.

All Other. All other gross profit for the year ended December 31, 2017 was $0.2 million. All other gross profit for the year ended December 31, 2016 was a negative $0.4 million mainly attributable to training and transition costs related to our closed 6-inch fab employees, which was partially offset by revenue from the disposal of waste materials.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$279.9	41.2%	$219.6	31.9%	$60.3
Asia Pacific (other than Korea)	322.6	47.5	391.9	57.0	(69.3)
U.S.A.	35.1	5.2	33.2	4.8	1.9
Europe	41.1	6.0	42.3	6.1	(1.2)
Others	1.0	0.1	1.0	0.1	(0.0)

	$679.7	100.0%	$688.0	100.0%	$(8.3)

Net sales in Korea for the year ended December 31, 2017 increased from $219.6 million to $279.9 million compared to the year ended December 31, 2016, or by $60.3 million, or 27.4%, primarily due to higher demand of large display applications for TVs and our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets. Higher sales of premium power products and MOSFETs also had a favorable impact.

Net sales in Asia Pacific for the year ended December 31, 2017 decreased from $391.9 million to $322.6 million compared to the year ended December 31, 2016, or by $69.3 million, or 17.7%, primarily due to lower level of sales of OLED display driver ICs, which was partially offset by an increase in sales of certain products from higher demand for our foundry services.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $81.8 million, or 12.0% of net sales for the year ended December 31, 2017, compared to $83.5 million, or 12.1%

of net sales for the year ended December 31, 2016. The decrease of $1.8 million, or 2.1%, was attributable to a $2.9 million decrease in salary expense as a result of our headcount reduction and a $6.6 million decrease in professional fees mainly comprised of legal and consulting services. These decreases were offset in part primarily by a $4.2 million charge of the additional tax assessment and associated penalties and administrative fine as a result of the tax audit conducted by the KNTS which concluded in the fourth quarter of 2017.

Research and Development Expenses. Research and development expenses were $70.5 million, or 10.4% of net sales for the year ended December 31, 2017, compared to $72.2 million, or 10.5% of net sales for the year ended December 31, 2016. The decrease of $1.7 million, or 2.3%, was primarily attributable to a decrease in salary expense as a result of our headcount reduction of non-key R&D personnel.

Restructuring and Other Charges(Gain), Net. Restructuring and other charges (gain), net of $17.0 million recorded for the year ended December 31, 2017 resulted from a $16.6 million restructuring gain on the sale of the building related to the closure of our 6-inch fab and a $0.4 million gain on sale of our sensor business. Restructuring and other charges (gain), net of $6.5 million recorded for the year ended December 31, 2016 resulted from the sale of machinery related to the closure of our 6-inch fab, which was offset by $1.3 million of training and transition costs related to the employees at our closed 6-inch fab.

Early Termination Charges. Termination related charges related to the reduction of workforce through the Headcount Reduction Plan for the year ended December 31, 2017 and the Program for the year ended December 31, 2016 were $13.4 million and $4.2 million, respectively.

Operating Income (Loss)

As a result of the foregoing, operating income increased by $36.5 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. As discussed above, the increase in operating income resulted from a $31.7 million increase in gross profit, a $1.8 million decrease in selling, general and administrative expenses, a $1.7 million decrease in research and development expenses and a $10.5 million increase in restructuring gain, which was partially offset by a $9.1 million increase in termination related charges.

Other Income (Expense)

Interest Expense. Interest expense for the year ended December 31, 2017 was $21.6 million compared to interest expense of $16.2 million for the year ended December 31, 2016. The increase of $5.3 million was attributable to the interest expense recorded for the Exchangeable Notes issued in January 2017.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the year ended December 31, 2017 was $65.5 million compared to net foreign currency loss of $15.4 million for the year ended December 31, 2016. The net foreign currency gain for the year ended December 31, 2017 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency loss for the year ended December 31, 2016 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2017, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $677.3 million. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the year ended December 31, 2017 and December 31, 2016 were $2.9 million and $3.0 million, respectively.

Income Tax Expenses (Benefits)

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Korea where the statutory tax rate applicable to us was approximately 24.2% in 2017 and 2016. Statutory tax rates for all foreign subsidiaries were less than the U.S. federal statutory rate of 35.0%.

We recorded income tax expenses of $1.2 million and $3.7 million for the years ended December 31, 2017 and 2016, respectively. The decrease in income tax expenses in 2017 was primarily attributable to our revised tax positions in connection with our Korean subsidiary. The effective tax rate was 1.3% for the year ended December 31, 2017, as compared to negative for the year ended December 31, 2016.

We make an ongoing assessment regarding the realization of U.S. and non-U.S. deferred tax assets. The valuation allowances at December 31, 2017 and 2016 were primarily attributable to deferred tax assets for the uncertainty in taxable income at our Korean subsidiary for which we have recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain of our foreign subsidiaries’ deferred tax assets pertaining to their related tax loss carry-forwards and tax credits that are not anticipated to generate a tax benefit.

Net Income

As a result of the foregoing, net income increased by $114.6 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. As discussed above, the increase primarily resulted from a $36.5 million increase in operating income and an $80.9 million increase in foreign currency gain, which was partially offset by a $5.3 million increase in interest expense recorded for the Exchangeable Notes issued in January 2017.

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

Net Sales

Net sales were $688.0 million for the year ended December 31, 2016, a $54.3 million, or 8.6%, increase compared to $633.7 million for the year ended December 31, 2015. This increase was primarily attributable to an increase in revenue related to mobile OLED display products from our Standard Products Group, which was offset in part by a net decrease in revenue from our Foundry Services Group as described below.

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

Net sales from our Display Solutions business line were $282.0 million for the year ended December 31, 2016, a $74.5 million, or 35.9%, increase from $207.5 million for the year ended December 31, 2015. The increase in sales was primarily attributable to higher sales of mobile OLED display driver IC; partially offset by revenue decrease in large display products mainly due to reduced demand for source drivers. Net sales from our Power Solutions business line were $131.5 million for the year ended December 31, 2016, a $3.3 million, or 2.5%, decrease from $134.8 million for the year ended December 31, 2015. The decrease in sales was primarily due to the reduction of low contribution margin MOSFET products as part of our product portfolio optimization process.

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

Net sales in Asia Pacific for the year ended December 31, 2016 increased from $316.6 million to $391.9 million compared to the year ended December 31, 2015, or by $75.3 million, or 23.8%, primarily due to higher sales of mobile OLED display products, which was partially offset by reduced sales of MOSFET products and our foundry services due to the closure of our 6-inch fab in the first quarter of 2016.

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

Foreign Currency Loss, Net. Net foreign currency loss for the year ended December 31, 2016 was $15.4 million compared to net foreign currency loss of $42.5 million for the year ended December 31, 2015. The net foreign currency losses for the years ended December 31, 2016 and 2015 were due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2016, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $598.2 million. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

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

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2017, we do not have any accounts payable on extended terms or payment deferment with our vendors.

On January 17, 2017, MagnaChip Semiconductor S.A., our Luxembourg subsidiary, closed the Exchangeable Notes Offering of $86.25 million aggregate principal amount of our Exchangeable Notes, reflecting the full exercise of the initial purchasers’ option to purchase additional Exchangeable Notes. We used a portion of the net proceeds from the Exchangeable Notes Offering to repurchase approximately $11.4 million of our common stock as part of our stock repurchase program.

We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.

As of December 31, 2017, cash and cash equivalents held by our Korean subsidiary were $120.1 million, which represents 93% of our total cash and cash equivalents of $128.6 million on a consolidated basis. We, as a holding company resident in the United States, issued our 2021 Notes. Payments under our outstanding 2021 Notes are currently funded in part by our Korean subsidiary’s repayment of its existing loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay the loans owed to our Luxembourg subsidiary, which repays loans owed to us. Our Exchangeable Notes were issued by our Luxembourg subsidiary and the proceeds from the Exchangeable Notes Offering, were transferred to our Dutch and Korean subsidiaries through new intercompany loans. Therefore, we expect payments under the Exchangeable Notes to be funded in part by our Korean subsidiary’s repayment of its existing or new loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay loans owed to our Luxembourg subsidiary.

Year ended December 31, 2017 compared to year ended December 31, 2016

As of December 31, 2017, our cash and cash equivalents balance was $128.6 million, a $45.2 million increase, compared to $83.4 million as of December 31, 2016. The increase resulted from a $72.7 million of cash inflow provided by financing activities, which was partially offset by an $18.4 million of cash outflow used in operating activities and a $17.7 million of cash outflow used in investing activities.

Cash outflow used in operating activities totaled $18.4 million for the year ended December 31, 2017, compared to $7.6 million of cash inflow provided by operating activities for the year ended December 31, 2016. The net operating cash outflow for the year ended December 31, 2017 reflects our net income of $84.9 million and non-cash adjustments of a net negative $37.7 million, which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency gain, and a net decrease in operating assets and liabilities of $65.7 million. The decrease in operating assets and liabilities was primarily related to an increase in accounts receivable as of December 31, 2017 due to a significant decrease in accounts receivable discounting during 2017 and the payments of statutory severance to the employees that resigned from our Company.

Our working capital balance as of December 31, 2017 was $192.1 million compared to $89.3 million as of December 31, 2016. The $102.9 million increase was primarily attributable to a $45.2 million increase in cash and cash equivalents, a $30.3 million increase in account receivables, a $16.0 million increase in inventory and a $16.5 million decrease in deposits received, which were partially offset by an $18.3 million decrease in restricted cash and a $14.4 million increase in account payables.

Cash outflow used in investing activities totaled $17.7 million for the year ended December 31, 2017, compared to $15.9 million for the year ended December 31, 2016. The $1.9 million increase was attributable to a $13.9 million net increase in capital expenditures and a $7.0 million net increase in hedge collateral, which was partially offset by an $18.1 million increase in proceeds from disposal of plant, property and equipment and a $1.0 million net decrease in guarantee deposits.

Cash inflow generated by financing activities totaled $72.7 million for the year ended December 31, 2017, compared to $1.7 million for the year ended December 31, 2016. The $71.0 million increase was primarily was attributable to $80.3 million of net proceeds received from the issuance of the Exchangeable Notes and a $2.0 million increase in proceeds received from exercised stock options, which was partly offset by the payment of $11.4 million for the repurchase of 1,795,444 shares of our common stock in January 2017 pursuant to our stock repurchase plan.

We routinely make capital expenditures to enhance our existing facilities and reinforce our global research and development capability. For the year ended December 31, 2017, capital expenditures for plant, property and equipment were $32.7 million, a $13.9 million, or 74.4%, increase from $18.7 million for the year ended December 31, 2016. The increase was mainly for meeting our customer demand and supporting technology improvements at our fabrication facilities in anticipation of attaining manufacturing efficiency.

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

Cash flow used in investing activities totaled $15.9 million for the year ended December 31, 2016, compared to $3.4 million for the year ended December 31, 2015. The increase was primarily attributable to a $12.7 million increase in capital expenditures (including payments for intellectual property registration).

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
	(In millions)
Exchangeable Notes(1)	$101.3	$4.3	$4.3	$4.3	$88.4	$—	$—
Senior notes(2)	$284.6	$14.9	$14.9	$14.9	$239.9	$—	$—
Operating leases(3)	32.2	6.7	3.8	3.5	1.5	1.3	15.4
Others(4)	9.9	5.6	2.2	1.1	1.1	—	—

(1)	Interest payments as well as $86.25 million aggregate principal amount of the Exchangeable Notes outstanding as of December 31, 2017, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier converted or redeemed.
(2)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of December 31, 2017, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.
(3)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,071.4:1, the exchange rate as of December 31, 2017
(4)	Includes license agreements and other contractual obligations.

The indentures relating to the Exchangeable Notes and the 2021 Notes contain covenants as detailed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10. Long-Term Borrowings” in this Report. Those covenants are subject to a number of exceptions and qualifications. Certain of those restrictive covenants will terminate if the Exchangeable Notes or the 2021 Notes are rated investment grade at any time.

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We follow US GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.5 million as of December 31, 2017. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $148.9 million as of December 31, 2017. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future periods.

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

The new revenue standard could have a material impact on our consolidated financial statements following adoption on January 1, 2018. Based on our evaluation of the terms of our revenue contracts and other arrangements to date, we believe the most significant impact of the new standard relates to the revenue recognition accounting for our foundry services revenue, which will be recognized over time in proportion to wafer manufacturing rather than at the time of shipment or delivery of the related products. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Basis of Presentation and Significant Accounting Policies—Recent Accounting Pronouncements” in this Report for further discussion.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first in, first out method (“FIFO”). If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales. Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. We evaluate the sufficiency of inventory reserves and take into consideration historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product age and other factors. Reserves are also established for excess inventory based on our current inventory levels and projected demand and our ability to sell those specific products. Situations that could cause these inventory reserves include a decline in business and economic conditions, decline in consumer confidence caused by changes in market conditions, sudden and significant decline in demand for our products, inventory obsolescence because of rapidly changing technology and consumer requirements, or failure to estimate end customer demand properly. A reduction of these inventory reserves may be recorded if previously reserved items are subsequently sold as a result of unexpected changes to certain aforementioned situations.

The gross amount of inventory reserves charged to cost of sales totaled $4,789 thousand, $7,646 thousand and $13,635 thousand in the fiscal years ended December 31, 2017, 2016 and 2015, respectively. The new cost base related to the sale of inventory that was previously written down totaled $3,784 thousand, $4,985 thousand and $13,932 thousand in the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

As prescribed in ASC 330, “Inventory,” once a reserve is established for a particular item based on our assessment as described above, it is maintained until the related item is sold or scrapped as a new cost basis has been established that cannot subsequently be marked up. In addition, the cost of inventories is determined based on the normal capacity of each fabrication facility. In case the capacity utilization is lower than a certain level that management believes to be normal, the fixed overhead costs per production unit which exceed those under normal capacity are charged to cost of sales rather than capitalized as inventories.

Vendor Rebates

We, from time to time, entered into arrangements whereby rebates are obtained from vendors when we achieve certain levels of purchases. The vendor rebates are computed at an agreed upon amount or percentage of purchase levels. As these vendor rebates are impacted by actual and estimated purchases for the applicable agreed upon period, we periodically assess the progress of our purchase levels and revise the estimates when necessary. We account for such rebates as a reduction of inventory until we sell the product, at which time such rebates are reflected as a reduction of cost of sales in our consolidated statements of operations. Vendor rebates recorded as a reduction of inventory were $0.0 and $0.4 million as of December 31, 2017 and 2016, respectively, and as a reduction of cost of sales were $0.4 million and $4.0 million for the years ended December 31, 2017 and 2016.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2017 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $2.8 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of December 31, 2017, $86.25 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of December 31, 2017, $225.0 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MagnaChip Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MagnaChip Semiconductor Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income / (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Samil PricewaterhouseCoopers

Seoul, Korea

February 22, 2018

We have served as the Company’s auditor since 2004.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$128,575	$83,355
Restricted cash (Note 14)	—	18,251
Accounts receivable, net	92,026	61,775
Inventories, net	73,073	57,048
Other receivables (Note 19)	4,292	5,864
Prepaid expenses	9,250	8,137
Hedge collateral (Note 8)	7,600	3,150
Other current assets (Notes 1 and 2)	15,444	5,113

Total current assets	330,260	242,693

Property, plant and equipment, net	205,903	179,793
Intangible assets, net	4,061	3,085
Long-term prepaid expenses	12,791	9,556
Deferred income tax assets	264	193
Other non-current assets	5,510	6,632

Total assets	$558,789	$441,952

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$65,940	$51,509
Other accounts payable	10,261	12,272
Accrued expenses	51,746	60,365
Deferred revenue	8,335	11,092
Deposits received (Note 14)	—	16,549
Other current liabilities	1,860	1,654

Total current liabilities	138,142	153,441

Long-term borrowings, net	303,416	221,082
Accrued severance benefits, net	148,905	129,225
Other non-current liabilities	7,963	10,318

Total liabilities	598,426	514,066

Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 42,563,808 shares issued and 34,189,599 outstanding at December 31, 2017 and 41,627,103 shares issued and 35,048,338 outstanding at December 31, 2016	426	416
Additional paid-in capital	136,259	130,189
Accumulated deficit	(40,889)	(125,825)
Treasury stock, 8,374,209 shares at December 31, 2017 and 6,578,765 shares at December 31, 2016, respectively	(102,319)	(90,918)
Accumulated other comprehensive income (loss)	(33,114)	14,024

Total stockholders’ deficit	(39,637)	(72,114)

Total liabilities and stockholders’ equity	$558,789	$441,952

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In thousands of US dollars, except share data)
Net sales	$679,672	$687,969	$633,712
Cost of sales	491,779	531,743	498,848

Gross profit	187,893	156,226	134,864

Operating expenses
Selling, general and administrative expenses	81,775	83,549	94,378
Research and development expenses	70,523	72,180	83,420
Restructuring and other charges (gain), net	(17,010)	(6,480)	—
Early termination charges	13,369	4,240	—

Total operating expenses	148,657	153,489	177,798

Operating income (loss)	39,236	2,737	(42,934)
Interest expense	(21,559)	(16,238)	(16,268)
Foreign currency gain (loss), net	65,516	(15,360)	(42,531)
Other income, net	2,898	2,990	1,779

Income (loss) before income tax expenses	86,091	(25,871)	(99,954)
Income tax expenses (benefits)	1,155	3,744	(15,087)

Net income (loss)	$84,936	$(29,615)	$(84,867)

Earnings (loss) per common share—
Basic	$2.50	$(0.85)	$(2.47)
Diluted	$2.02	$(0.85)	$(2.47)

Weighted average number of shares—
Basic	33,943,264	34,833,967	34,380,517
Diluted	44,755,137	34,833,967	34,380,517

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(In thousands of US dollars)
Net income (loss)	$84,936	$(29,615)	$(84,867)

Other comprehensive income (loss)
Foreign currency translation adjustments	(52,873)	14,650	35,361
Derivative adjustments
Fair valuation of derivatives	7,736	(1,032)	(3,748)
Reclassification adjustment for loss (gain) on derivatives included in net loss	(2,001)	637	3,222

Total other comprehensive income (loss)	(47,138)	14,255	34,835

Total comprehensive income (loss)	$37,798	$(15,360)	$(50,032)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of US dollars, except share data)	Shares	Amount
Balance at January 1, 2015	34,056,468	$406	$118,419	$(11,343)	$(90,918)	$(35,066)	$(18,502)

Stock-based compensation	—	—	2,768	—	—	—	2,768
Exercise of stock options	512,474	5	3,431	—	—	—	3,436
Other comprehensive income, net	—	—	—	—	—	34,835	34,835
Net loss	—	—	—	(84,867)	—	—	(84,867)

Balance at December 31, 2015	34,568,942	$411	$124,618	$(96,210)	$(90,918)	$(231)	$(62,330)

Stock-based compensation	—	—	3,843	—	—	—	3,843
Exercise of stock options	296,103	3	1,730	—	—	—	1,733
Settlement of restricted stock units	183,293	2	(2)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	14,255	14,255
Net loss	—	—	—	(29,615)	—	—	(29,615)

Balance at December 31, 2016	35,048,338	$416	$130,189	$(125,825)	$(90,918)	$14,024	$(72,114)

Stock-based compensation	—	—	2,336	—	—	—	2,336
Exercise of stock options	539,183	6	3,738	—	—	—	3,744
Settlement of restricted stock units	397,522	4	(4)	—	—	—	—
Acquisition of treasury stock	(1,795,444)	—	—	—	(11,401)	—	(11,401)
Other comprehensive income, net	—	—	—	—	—	(47,138)	(47,138)
Net income	—	—	—	84,936	—	—	84,936

Balance at December 31, 2017	34,189,599	$426	$136,259	$(40,889)	$(102,319)	$(33,114)	$(39,637)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$84,936	$(29,615)	$(84,867)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	28,146	25,416	26,490
Provision for severance benefits	24,373	14,432	15,289
Amortization of debt issuance costs and original issue discount	1,987	707	660
Loss (gain) on foreign currency, net	(77,600)	18,884	46,984
Restructuring gain and other	(17,010)	(7,785)	—
Stock-based compensation	2,336	3,843	2,768
Other	49	103	2,434
Changes in operating assets and liabilities
Accounts receivable, net	(22,210)	285	3,299
Inventories, net	(8,077)	(557)	12,929
Other receivables	3,981	19,125	(21,463)
Other current assets	2,318	5,000	11,339
Accounts payable	10,320	(4,163)	(12,605)
Other accounts payable	(12,141)	(6,603)	(10,892)
Accrued expenses	(12,020)	(16,305)	(1,679)
Deferred revenue	(3,949)	1,674	8,136
Other current liabilities	(1,281)	(5,331)	(1,210)
Other non-current liabilities	(760)	(1,574)	3,105
Payment of severance benefits	(21,506)	(15,352)	(11,394)
Other (Note 19)	(336)	5,447	700

Net cash provided by (used in) operating activities	(18,444)	7,631	(9,977)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	10,615	6,317	10,841
Payment of hedge collateral	(14,839)	(3,552)	(17,182)
Proceeds from disposal of plant, property and equipment	18,834	688	9,886
Purchase of property, plant and equipment	(32,661)	(18,727)	(6,350)
Payment for intellectual property registration	(1,207)	(1,049)	(742)
Collection of guarantee deposits	1,462	619	636
Payment of guarantee deposits	(41)	(193)	(675)
Other	94	23	195

Net cash used in investing activities	(17,743)	(15,874)	(3,391)

Cash flows from financing activities
Proceeds from issuance of senior notes	86,250	—	—
Payment of debt issuance costs	(5,902)	—	—
Proceeds from exercise of stock options	3,744	1,732	3,436
Acquisition of treasury stock	(11,401)	—	—

Net cash provided by financing activities	72,691	1,732	3,436
Effect of exchange rates on cash and cash equivalents	8,716	(1,016)	(1,620)

Net increase (decrease) in cash and cash equivalents	45,220	(7,527)	(11,552)

Cash and cash equivalents
Beginning of the period	83,355	90,882	102,434

End of the period	$128,575	$83,355	$90,882

Supplemental cash flow information
Cash paid for interest	$17,590	$14,906	$15,181

Cash paid (refunded) for income taxes	$1,027	$693	$(5,276)

Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$2,520	$3,091	$3,348

Restricted cash received from sale of property, plant and equipment	$—	$(16,917)	$—

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

Accounts Receivable Reserves

An allowance for doubtful accounts is provided based on the aggregate estimated uncollectability of the Company’s accounts receivable. The Company also records an estimate for sales returns, included within accounts receivable, net, based on the historical experience of the amount of goods that will be returned and refunded or replaced. In addition, the Company also includes in accounts receivable, an allowance for additional products that may have to be provided, free of charge, to compensate customers for products that do not meet previously agreed yield criteria, which the Company refers to as the low yield compensation reserve.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first in, first out method (“FIFO”). If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales. Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. The Company evaluates the sufficiency of inventory reserves and take into consideration historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product age and other factors. Reserves are also established for excess inventory based on the Company’s current inventory levels and projected demand and its ability to sell those specific products. Situations that could cause these inventory reserves include a decline in business and economic conditions, decline in consumer confidence caused by changes in market conditions, sudden and significant decline in demand for our products, inventory obsolescence because of rapidly changing technology and consumer requirements, or failure to estimate end customer demand properly. A reduction of these inventory reserves may be recorded if previously reserved items are subsequently sold as a result of unexpected changes to certain aforementioned situations.

In addition, as prescribed in ASC 330, “Inventory,” once a reserve is established for a particular item based on the Company’s assessment as described above, it is maintained until the related item is sold or scrapped as a new cost basis has been established that cannot subsequently be marked up. In addition, the cost of inventories is determined based on the normal capacity of each fabrication facility. In case the capacity utilization is lower than a certain level that management believes to be normal, the fixed overhead costs per production unit which exceeds those under normal capacity are charged to cost of sales rather than capitalized as inventories.

Advances to Suppliers

The Company, from time to time, may make prepayments to suppliers to procure materials to meet its planned production. The Company recorded prepayments of $7,404 thousand and $1,390 thousand as other current assets as of December 31, 2017 and 2016, respectively.

Vendor Rebates

The Company, from time to time, enters into arrangements whereby rebates are obtained from vendors when the Company achieves certain levels of purchases. The vendor rebates are computed at an agreed upon amount or percentage of purchase levels. As these vendor rebates are impacted by actual and estimated purchases for the applicable agreed upon period, the Company periodically assesses the progress of its purchase levels and revises the estimates when necessary. The Company accounts for such rebates as a reduction of inventory until the Company sells the product, at which time such rebates are reflected as a reduction of cost of sales in its consolidated statements of operations. Vendor rebates recorded as a reduction of inventory were $0 and $359 thousand as of December 31, 2017 and 2016, respectively. Vendor rebates recorded as a reduction of cost of sales were $379 thousand and $4,044 thousand for the years ended December 31, 2017 and 2016, respectively.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash equivalents, accounts receivable, other receivables, accounts payable and other accounts payable approximate their fair values because of the short maturity of these instruments.

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2017, 98% of all employees of the Company were eligible for severance benefits.

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

The Company recorded deferred revenue in the amount of $8,335 thousand as of December 31, 2017 and $11,092 thousand as of December 31, 2016 as the Company received cash from certain customers and distributors for the sale of products prior to risk of loss being transferred based on the terms of the arrangement.

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

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $1,652 thousand, $1,631 thousand, and $2,394 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $95 thousand, $149 thousand and $144 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Licensed Patents and Technologies

The Company has entered into a number of royalty agreements to license patents and technology used in the design of its products. The Company carries two types of royalties: lump-sum and running basis. Lump-sum royalties, which require initial payments, usually paid in installments, represent a non-refundable commitment, such that the total present value of these payments is recorded as a prepaid expense and a liability upon execution of the agreements and the costs are amortized over the contract period using the straight-line method and charged to research and development expenses in the consolidated statements of operations.

Running royalties are paid based on the revenue of related products sold by the Company.

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense, net of the estimated forfeiture rate, over the requisite service period. As permitted under ASC 718, the Company elected to recognize compensation expense for all options with graded vesting based on the graded attribution method.

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

Earnings per Share

In accordance with ASC 260, “Earnings Per Share”, the Company computes basic earnings per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution of potential common stock outstanding during the period including stock options and restricted stock units, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options and restricted stock units), and convertibles, using the if-converted method. In determining the hypothetical shares repurchased, the Company uses the average share price for the period. In the case that earnings are negative, any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendments to be applied either retrospectively to each prior reporting period presented (the “full retrospective method”) or retrospectively as a cumulative-effect adjustment as of the date of adoption (the “modified retrospective method”). In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” In December 2016, the FASB issued ASU 2016-20, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09 (collectively, the “new revenue standard”).

The Company adopted the new revenue standard effective January 1, 2018 using the modified retrospective method. Based on our evaluation of the terms of revenue contracts and other arrangements, the most significant impact relates to the accounting for the Company’s foundry services revenue. The Company’s foundry services group manufactures products that have no alternative use since such products are made to specific customer orders, and has a legally enforceable right to payment for performance completed to date on these manufactured products including a reasonable profit. For those manufactured products, the Company will recognize revenue “over time” in proportion of wafer-manufacturing rather than at the time of shipment or delivery of the related products.

The Company will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the Company’s equity as of January 1, 2018. The estimated impact is based on assessments undertaken to date and the Company expects this adjustment to increase the Company’s beginning equity as of January 1, 2018 by less than $10 million.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 require an entity to classify all deferred tax assets and liabilities as noncurrent. The Company adopted ASU 2015-17 in the first quarter of 2017 prospectively and all current deferred tax assets and liabilities in the prior periods have not been reclassified as noncurrent.

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

Fair Value of Financial Instruments

As of December 31, 2017, the following table represents the Company’s assets measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2017	Fair Value Measurement December 31, 2017	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$5,179	$5,179	—	$5,179	—

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Items not reflected in the table above include cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs.

Fair Value of Long-term Borrowings

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$81,576	$127,617	$—	$—
6.625% senior notes due July 2021 (Level 2)	$221,840	$224,719	$221,082	$193,500

On January 17, 2017, the Company’s wholly-owned subsidiary, MagnaChip Semiconductor S.A., closed an offering (the “Exchangeable Notes Offering”) of 5.0% Exchangeable Senior Notes due March 1, 2021 (the “Exchangeable Notes”) of $86,250 thousand, which represents the principal amount, excluding $5,902 thousand of debt issuance costs. The Company estimates the fair value of the Exchangeable Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the Exchangeable Notes, see Note 10, “Long-term Borrowings”.

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

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of December 31, 2017 and 2016, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

3. Accounts Receivable

Accounts receivable as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Accounts receivable	$86,167	$63,116
Notes receivable	7,425	281
Less:
Allowances for doubtful accounts	(94)	(83)
Sales return reserves	(628)	(1,107)
Low yield compensation reserve	(844)	(432)

Accounts receivable, net	$92,026	$61,775

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$(83)	$(236)	$(263)
Reversal	—	148	3
Translation adjustments	(11)	5	24

Ending balance	$(94)	$(83)	$(236)

Changes in sales return reserves for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$(1,107)	$(1,481)	$(787)
Provision	(40)	(26)	(1,586)
Usage	626	361	851
Translation adjustments	(107)	39	41

Ending balance	$(628)	$(1,107)	$(1,481)

Changes in low yield compensation reserve for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$(432)	$(480)	$(1,100)
Reversal (Provision)	(362)	(29)	69
Usage	22	63	512
Translation adjustments	(72)	14	39

Ending balance	$(844)	$(432)	$(480)

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $18,973 thousand, $25,146 thousand and $57,185 for the years ended December 31, 2017, 2016 and 2015, respectively, and these sales resulted in pre-tax losses of $55 thousand, $78 thousand and $114 thousand for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of the accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

4. Inventories

Inventories as of December 31, 2017 and 2016 consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Finished goods	13,737	7,867
Semi-finished goods and work-in-process	53,148	46,653
Raw materials	12,445	7,846
Materials in-transit	134	1,859
Less: inventory reserve	(6,391)	(7,177)

Inventories, net	$73,073	$57,048

Changes in inventory reserve for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$(7,177)	$(16,033)	$(47,488)
Change in reserve
Inventory reserve charged to costs of sales	(4,789)	(7,646)	(13,635)
Sale of previously reserved inventory	3,784	4,985	13,932

	(1,005)	(2,661)	297
Write off	2,620	11,384	29,146
Translation adjustments	(829)	133	2,012

Ending balance	$(6,391)	$(7,177)	$(16,033)

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2017 and 2016 are comprised of the following (in thousands):

	December 31,
	2017	2016
Buildings and related structures	$69,958	$64,939
Machinery and equipment	308,713	255,618
Others	42,497	29,492

	421,168	350,049
Less: accumulated depreciation	(231,356)	(184,521)
Land	16,091	14,265

Property, plant and equipment, net	$205,903	$179,793

Aggregate depreciation expenses totaled $27,498 thousand and $24,941 thousand for the years ended December 31, 2017 and 2016, respectively.

In December 2017, a portion of the Company’s real estate was pledged as collateral in connection with a payment plan for taxes and penalties assessed by the Korean National Tax Service (the “KNTS”) as a result of a tax audit. For further description of the tax audit, see Note 17, “Income Taxes—Other Matter”.

6. Intangible Assets

Intangible assets as of December 31, 2017 and 2016 are comprised of the following (in thousands):

	December 31, 2017
	Gross amount	Accumulated amortization	Net amount
Technology	$20,194	$(20,194)	$—
Customer relationships	29,002	(29,002)	—
Intellectual property assets	11,319	(7,258)	4,061

Intangible assets, net	$60,515	$(56,454)	$4,061

	December 31, 2016
	Gross amount	Accumulated amortization	Net amount
Technology	$17,903	$(17,903)	$—
Customer relationships	25,712	(25,712)	—
Intellectual property assets	9,026	(5,941)	3,085

Intangible assets, net	$52,641	$(49,556)	$3,085

Aggregate amortization expense for intangible assets totaled $ 648 thousand and $475 thousand for the years ended December 31, 2017 and 2016, respectively. The aggregate amortization expense of intangible assets for the next five years are estimated to be $751 thousand, $748 thousand, $727 thousand, $690 thousand and $582 thousand, for the years ended December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7. Accrued Expenses

Accrued expenses as of December 31, 2017 and 2016 are comprised of the following (in thousands):

	December 31,
	2017	2016
Payroll, benefits and related taxes, excluding severance benefits	$16,724	$24,982
Withholding tax attributable to intercompany interest income	18,138	15,573
Interest on senior notes	8,268	6,831
Outside service fees	1,942	4,423
Others	6,674	8,556

Accrued expenses	$51,746	$60,365

On December 10, 2015, it was determined that the Company was obligated to make an aggregate settlement payment of $23,500 thousand, which includes all attorneys’ fees, costs of administration and plaintiffs’ out-of-pocket expenses, lead plaintiff compensatory awards and disbursements. In connection with the securities class action complaints, the Company also settled with its insurers and obtained proceeds of $29,571 thousand in the first quarter of 2016, and disbursed the $23,500 thousand from the escrow account, recorded as restricted cash, in the third quarter of 2016. For more information on the accrued claim settlement, see Note 19, “Commitments and Contingencies”.

Payroll, benefits and related taxes payable as of December 31, 2016 in the table above included unpaid other termination benefits under the voluntary resignation program of $1,392 thousand, the remaining balance of the $4,241 thousand total aggregate expense for such benefits accrued during the second quarter of 2016 and being paid out in equal monthly installments over the twelve month period which began in May 2016.

8. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of December 31, 2017 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 22, 2017	Zero cost collar	$20,000	January 2018 to February 2018
September 28, 2017	Zero cost collar	$54,000	January 2018 to June 2018
September 28, 2017	Forward	$36,000	January 2018 to June 2018

Details of derivative contracts as of December 31, 2016 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
November 11, 2016	Zero cost collar	$18,000	March to August 2017

The zero cost collar and forward contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts. The Company is utilizing the “hypothetical derivative” method to measure the effectiveness by comparing the changes in value of the actual derivative versus the change in fair value of the “hypothetical derivative.”

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

Derivatives designated as hedging instruments:		December 31,
		2017	2016
Asset Derivatives:
Zero cost collars	Other current assets	$2,827	$—
Forward	Other current assets	$2,352	$—
Liability Derivatives:
Zero cost collars	Other current liabilities	$—	$453

Offsetting of derivative assets as of December 31, 2017 is as follows (in thousands):

As of December 31, 2017	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2,827	$—	$2,827	$—	$—	$2,827
Forward	$2,352	$—	$2,352	$—	$—	$2,352

Offsetting of derivative liabilities as of December 31, 2016 is as follows (in thousands):

As of December 31, 2016	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$453	$—	$453	$—	$(650)	$(197)

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the years ended December 31, 2017 and 2016 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (loss) Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	2017	2016		2017	2016		2017	2016
Zero cost collars	$4,692	$(1,032)	Net sales	$1,501	$(637)	Other income, net	$606	$(272)
Forwards	$3,044	$—	Net sales	$500	$—	Other income, net	$(370)	$—

Total	$$7,736	$(1,032)		$2,001	$—		$236	$(272)

As of December 31, 2017, the amount expected to be reclassified from accumulated other comprehensive income into income within the next twelve months is $5,299 thousand.

The Company set aside $7,600 thousand and $2,500 thousand of cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) as required for the zero cost collar and forward contracts outstanding as of December 31, 2017 and 2016, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand, and no such cash collateral was required as of December 31, 2017. As of December 31, 2016, $650 thousand of additional cash collateral was required and recorded as hedge collateral on the consolidated balance sheets. These outstanding zero cost collar and forward contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

9. Product Warranties

Changes in accrued warranty liabilities for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$466	$1,425	$2,973
Change in provision	(224)	(426)	(648)
Usage	(65)	(527)	(758)
Translation adjustments	39	(6)	(142)

Ending balance	$216	$466	$1,425

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

10. Long-term Borrowings

Long-term borrowings as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
5.0% Exchangeable Senior Notes due March 2021	$86,250	$—
6.625% senior notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(7,834)	(3,918)

Long-term borrowings, net of unamortized discount and debt issuance costs	$303,416	$221,082

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for year ended December 31, 2017 was $5,349 thousand.

6.625% Senior Notes

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,120 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expenses related to the 2021 Notes for the year ended December 31, 2017 and 2016 were $15,664 thousand and $15,613 thousand, respectively.

11. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2017, 98% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$130,144	$135,160
Provisions	24,373	14,432
Severance payments	(21,506)	(15,352)
Translation adjustments	16,785	(4,096)

	149,796	130,144
Less: Cumulative contributions to the National Pension Fund	(259)	(276)
Group severance insurance plan	(632)	(643)

Accrued severance benefits, net	$148,905	$129,225

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance Benefit
2018	$—
2019	610
2020	1,094
2021	1,573
2022	1,584
2023 – 2027	20,541

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

12. Common Stock

Common stock par value $0.01 per share, was authorized in the amount of 150,000 thousand shares, of which 42,564 thousand shares were issued and 34,190 thousand shares were outstanding as of December 31, 2017.

Changes in common stock for each period are as follows (in thousands):

	Year Ended December 31,
	2017		2016
	Shares	Amount	Shares	Amount
Common stock at the beginning of the period	35,048,338	$416	34,568,942	$411
Exercise of stock options	539,183	6	296,103	3
Settlement of restricted stock units	397,522	4	183,293	2
Acquisitions of treasury stock	(1,795,444)	—	—	—

Total common stock outstanding at the end of the period	34,189,599	$426	35,048,338	$416

13. Equity Incentive Plans

The Company adopted its 2009 Common Unit Plan, or the 2009 Plan, effective December 8, 2009, which is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The 2009 Plan terminated in connection with the Company’s initial public offering in March 2011, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire. The Company adopted its 2011 Equity Incentive Plan, or the 2011 Plan, in March 2010. The Company amended and restated the 2011 Plan in February 2011, and the Company’s stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 in connection with the Company’s initial public offering in March 2011. The 2011 Plan was amended on October 23, 2017, to revise the clawback policy of the 2011 Plan. Awards may be granted under the 2011 Plan to the Company’s employees, officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While the Company may grant incentive stock options only to employees, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of options shall not exceed ten years from the date of grant. Restricted stock purchase rights shall be exercisable within a period established by the Compensation Committee, which shall in no event exceed thirty days from the effective date of the grant. As of December 31, 2017, an aggregate maximum of 7,975 thousand shares were authorized and 1,104 thousand shares were reserved for all future grants.

Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Plan. The requisite service period, or the period during which a grantee is required to provide service in exchange for option grants, coincides with the vesting period. Stock options typically vest over one to three years following grant.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Restricted stock units granted under the 2011 Plan represent a right to receive shares of the Company’s common stock when the restricted stock unit vests. No monetary payment (other than applicable tax withholding) shall be required as a condition of receiving shares pursuant to a restricted stock unit, the consideration for which shall be services actually rendered to a participating company or for its benefit. Stock issued pursuant to any restricted stock unit may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria as shall be established by the Compensation Committee and set forth in the award agreement evidencing such award. Restricted stock units typically vest over one to three years following grant.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes restricted stock unit activities for the years ended December 31, 2017, 2016 and 2015.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units
Outstanding at January 1, 2015	—	$—
Granted	265,332	7.68
Vested	(129,962)	7.64

Outstanding at December 31, 2015	135,370	$7.72

Granted	505,689	5.71
Vested	(101,240)	7.09
Forfeited	(21,339)	6.24

Outstanding at December 31, 2016	518,480	$5.94

Granted	172,716	11.15
Vested	(368,555)	5.72
Forfeited	(830)	8.33

Outstanding at December 31, 2017	321,811	$8.99

Total compensation expenses recorded for the restricted stock units were $1,601 thousand, $2,292 thousand and $1,400 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $ 1,364 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 0.8 years. Total fair value of restricted stock units vested were $2,107 thousand, $717 thousand and $993 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes stock option activities for the years ended December 31, 2017, 2016 and 2015. At the date of grant, all options had an exercise price not less than the fair value of common stock (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2015	3,215,945	$9.60	$39,615	6.6 years
Granted	802,193	7.92	—	—
Forfeited	(325,765)	9.88	—	—
Exercised	(512,474)	6.70	692	—

Outstanding at December 31, 2015	3,179,899	$9.61	$—	6.7 years

Vested and expected to vest at December 31, 2015	3,155,828	9.62	—	6.7 years
Exercisable at December 31, 2015	2,547,902	9.63	—	6.0 years

Outstanding at January 1, 2016	3,179,899	$9.61	$—	6.7 years
Granted	827,406	6.04	—	—
Forfeited	(282,537)	7.67	—	—
Exercised	(296,103)	5.85	806	—

Outstanding at December 31, 2016	3,428,665	$9.23	$525	6.7 years

Vested and expected to vest at December 31, 2016	3,389,763	9.27	508	6.7 years
Exercisable at December 31, 2016	2,531,243	10.11	236	5.9 years

Outstanding at January 1, 2017	3,428,665	$9.23	$525	6.7 years
Granted	70,865	10.43	—	—
Forfeited	(88,443)	12.77	—	—
Exercised	(539,183)	6.94	1,540	—

Outstanding at December 31, 2017	2,871,904	$9.59	$6,073	6.2 years

Vested and expected to vest at December 31, 2017	2,865,475	9.59	6,050	6.2 years
Exercisable at December 31, 2017	2,395,979	10.11	4,603	5.7 years

Total compensation expenses recorded for the stock options were $734 thousand, $1,551 thousand and $1,368 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $339 thousand of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average future period of 0.6 years. Total weighted average grant-date fair value of vested options was $794 thousand, $1,011 thousand and $1,361 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. The following summarizes the grant-date fair value of options granted for the years ended December 31, 2017, 2016 and 2015 and assumptions used in the Black-Scholes option-pricing model on a weighted average basis. For the year ended December 31, 2017, the expected volatility was estimated using historical volatility of the Company’s share prices. For the years ended December 31, 2016 and 2015, it was based on historical volatility of share prices of similar public entities:

	Year Ended December 31,
	2017	2016	2015
Grant-date fair value of option	$5.02	$1.54	$1.67
Expected term	2.5 Years	2.7 Years	2.4 Years
Risk-free interest rate	1.2%	1.0%	0.8%
Expected volatility	81.7%	36.8%	33.8%
Expected dividends	—	—	—

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31,
	2017		2016		2015
	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value
Unvested options at the beginning of the period	897,421	$1.72	631,997	$2.40	455,543	$4.18
Granted options during the period	70,865	5.02	827,406	1.54	802,193	1.67
Vested options during the period	(455,301)	1.74	(446,570)	2.26	(532,682)	2.56
Forfeited options during the period	(19,031)	1.77	(85,934)	1.88	(92,959)	4.01
Exercised options during the period	(18,029)	1.59	(29,478)	1.24	(98)	3.08

Unvested options at the end of the period	475,925	$2.19	897,421	$1.72	631,997	$2.40

14. Restructuring and Other Charges (Gain), Net

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

15. Early Termination Charges

As of February 22, 2017, the Company’s Board of Directors approved the implementation of a new headcount reduction plan (the “Headcount Reduction Plan”). As of June 30, 2017, 352 employees elected to resign from the Company during the period in which the Headcount Reduction Plan was offered. The total cash cost of approximately $31 million has been fully paid. The Company recorded in its consolidated statement of operations $11,107 thousand and $2,262 thousand in termination related charges as early termination charges for the three months ended March 31, 2017 and June 30, 2017, respectively. The remaining total estimated cost relates to statutory severance benefits, which are required by law and have already been fully accrued in the Company’s financial statements.

16. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2017, 2016 and 2015, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $677,267 thousand, $598,212 thousand and $591,388 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,071.4:1, 1,208.5:1 and 1,172.0:1 using the first base rate as of December 31, 2017, 2016 and 2015, respectively, as quoted by the KEB Hana Bank.

17. Income Taxes

The Company’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdictions. Domestic income (loss) before taxes and income tax expenses are generated or incurred in the United States, where the parent company resides.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income (loss) before income taxes
Domestic	$27,461	$(1,738)	$32,903
Foreign	58,630	(24,133)	(132,857)

	$86,091	$(25,871)	$(99,954)

Current income taxes expense (benefit)
Domestic	$(359)	$(6)	$25
Foreign	3,680	3,386	(14,301)
Uncertain tax position liability (domestic)	(476)	12	10
Uncertain tax position liability (foreign)	(1,635)	339	(1,220)

	1,210	3,731	(15,486)

Deferred income taxes expense (benefit)
Foreign	(55)	13	399

Total income tax expense (benefit)	$1,155	$3,744	$(15,087)

Effective tax rate	1.3%	(14.5)%	15.1%

The differences between the annual effective tax rates and the U.S. federal statutory rate of 35.0% primarily result from the non-income based withholding tax attributable to intercompany interest income of the Company’s Dutch subsidiary, application of lower tax rates associated with certain earnings from the Company’s operations outside the U.S., the parent Company’s interest income, which is non-taxable for US tax purposes and the change of deferred tax assets and valuation allowance. The statutory income tax rate of the Company’s Korean operating subsidiary was approximately 24.2% in 2017, 2016 and 2015.

The decrease in income tax expense in 2017 was primarily attributable to a decrease in the Company’s uncertain tax positions. The significant increase in income tax expense in 2016 is related to the reversal of withholding tax payable with respect to the waiver of the accrued interest on the loans granted to our Korean subsidiary by our Dutch subsidiary in 2015. The Company’s Korean and Dutch subsidiaries agreed that the Company’s Dutch subsidiary waived and released a partial amount of unpaid interest of $174 million on its intercompany loans granted to the Company’s Korean subsidiary in order to decrease the cumulative losses of the Company’s Korean subsidiary to enhance the subsidiary’s credit standing under the local banking rules. This transaction created a taxable income for the Company’s Korean subsidiary but did not result in a liability because of the utilization of expired loss carryforwards, which is deductible only against gains from cancellation of debt. The loss was not tax deductible for the Company’s Dutch subsidiary. This transaction also resulted in taxable loss for the Company’s Luxemburg subsidiary and this tax benefit was offset by an increase in the change in valuation allowance. In connection with the waiver of unpaid interest, the related withholding tax was reversed, resulting in the recognition of income tax benefit of $17.8 million as of December 31, 2015.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Provision computed at statutory rate	$30,223	$(9,055)	$(34,984)
Change in statutory tax rates	13,438	—	—
Difference in foreign tax rates	(12,344)	1,995	24,359
Permanent differences
Derivative assets adjustment	1,937	(149)	(143)
TPECs, hybrid and other interest	(7,526)	(10,353)	(27,273)
Permanent impairment	—	—	(62,334)
Thin capitalization	1,888	2,120	2,457
Permanent foreign currency gain (loss)	(838)	(54)	11,575
Penalty	4,001	689	—
Non-deductible bad debt expense	—	—	89
Other permanent differences	633	50	(69)
Withholding tax	3,339	3,092	(14,457)
Foreign exchange rate adjustment	16,075	(1,838)	(8,954)
Change in valuation allowance	(56,744)	10,095	95,757
Tax credits claimed	(659)	(706)	(875)
Tax credits expired	2,638	1,578	—
Uncertain tax positions liability	(2,111)	351	(1,211)
Change in net operating loss carry-forwards	6,878	—	—
Others	327	5,929	976

Income tax expense (benefit)	$1,155	$3,744	$(15,087)

The tax expense of $13,438 thousand in 2017 due to change in statutory tax rates was primarily related to a remeasurement of deferred tax assets and liabilities using the reduced U.S. federal statutory rate of 21.0% from 35.0% effective January 1, 2018. For further description of the rate change, see “United States Tax Reform” below.

The $4,001 thousand tax impact of the penalty in 2017 was related to the $3,000 thousand civil penalty imposed by the SEC as discussed in Note 19, “Commitments and Contingencies—SEC Enforcement Staff Review”, and certain taxes and penalties assessed by the KNTS as a result of a tax audit as discussed in “Other Matter” below. The change in net operating loss carry-forwards of $6,878 thousand in 2017 was attributable to the Company’s revised tax positions, which primarily related to periods with respect to which the Company previously restated its financial statements as a result of the independent investigation commenced by the Company’s Audit Committee in January 2014 (the “Restatement”).

The permanent differences above include non-taxable Tracking Preferred Equity Certificates (TPECs) and interest income from other financial instruments for US tax purposes and non-deductible interest expense according to the thin capitalization rule for Korean tax purposes. The permanent impairment of $62,334 thousand in 2015 was related to the loss recognized by the Company’s Luxemburg subsidiary in connection with the cancellation of debt as described above, which was not recognized for US tax purposes.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2017 and 2016 are as follows (in thousands):

	Year-Ended December 31,
	2017	2016
Deferred tax assets
Inventory reserves	$1,630	$1,822
Derivative assets	(1,253)	110
Accrued expenses	2,826	2,803
Product warranties	52	113
Other reserves	356	372
Property, plant and equipment	9,759	13,314
Intangible assets	35	103
Accumulated severance benefits	36,245	31,478
Foreign currency translation losses	20,067	53,130
NOL carry-forwards	175,543	167,590
Tax credit	20,583	20,249
Other long-term payable	1,801	2,079
Others	3,546	4,885

Total deferred tax assets	271,190	298,048
Less: Valuation allowance	(251,132)	(281,473)

	20,058	16,575

Deferred tax liabilities
Foreign currency translation gains	18,187	14,338
Prepaid expense	1,464	1,644
Others	143	410

Total deferred tax liabilities	19,794	16,392

Net deferred tax assets	$264	$183

Reported as
Current deferred income tax assets	$—	$37
Non-current deferred income tax assets	$264	$193
Current deferred income tax liabilities	$—	$(46)
Non-current deferred income tax liabilities	$—	$(1)

The valuation allowances at December 31, 2017 and 2016 are primarily attributable to deferred tax assets for the uncertainty in taxable income at certain of the Company’s foreign subsidiaries, including its Korean operating subsidiary.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in valuation allowance for deferred tax assets for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$281,473	$279,867	$194,739
Charged to expense	(54,816)	10,095	95,757
NOL/tax credit claimed/expired	(1,928)	(872)	(1,197)
Translation adjustments	26,403	(7,617)	(9,432)

Ending balance	$251,132	$281,473	$279,867

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

As of December 31, 2017, 2016 and 2015, the Company had net deferred tax assets of $264 thousand, $183 thousand and $171 thousand, respectively, related to the Company’s Japanese subsidiary. As of December 31, 2017, 2016 and 2015, the Company recorded a valuation allowance of $251,132 thousand, $281,473 thousand and $279,867 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credits of domestic and foreign subsidiaries. The Company recorded these valuation allowances on deferred tax assets based on its assessment that the negative evidence of expected losses in early future years outweighs the positive evidence of historical income.

As of December 31, 2017, the Company had approximately $770,233 thousand of net operating loss carry-forwards available to offset future taxable income, of which $281,383 thousand is associated with the Company’s Korean subsidiary, which expires in part at various dates through 2026. The net operating loss of $310,975 thousand associated with the Company’s Luxembourg subsidiary is mainly attributable to certain expenses incurred in connection with its shareholding in the Company’s Dutch subsidiary. Although this net operating loss amount is carried forward indefinitely, it will be recaptured on future capital gain. The remaining net operating loss mainly relates to the US parent company and its domestic subsidiary, which expires in part at various dates through 2037. The Company utilized net operating loss of $417 thousand, $279 thousand and $121 thousand, for the years ended December 31, 2017, 2016 and 2015, respectively. The Company also has Korean, Dutch and U.S. tax credit carry-forwards of approximately $5,639 thousand, $14,936 thousand and $9 thousand, respectively, as of December 31, 2017. The Korean tax credits expire at various dates starting from 2018 to 2022, and the Dutch tax credits are carried forward to be used for an indefinite period of time.

United States Tax Reform

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act in the U.S. was enacted (the “Tax Reform”). The Tax Reform reduces the U.S. federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The Tax Reform contains several key provisions that might affect the Company’s assessment on

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

its deferred taxes as of December 31, 2017, which include the remeasurement of deferred taxes, recognition of liabilities for taxes on mandatory deemed repatriation and certain other foreign income, and reassessment of the realizability of deferred tax assets. ASC 740 requires that the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.

As of December 31, 2017, the Company remeasured its deferred tax assets and liabilities at the reduced rate of 21.0%, assessed the realizability of remeasured deferred tax assets, which resulted in a reduction of its net deferred tax assets by $13,438 thousand. However, there was no net impact on the Company’s income tax expense due to a full allowance against the deferred tax assets. In addition, the Company recorded a tax benefit of $381 thousand due to certain minimum tax amounts being refundable under the Tax Reform. The Company is currently evaluating the newly enacted rule relating to the mandatory deemed repatriation tax.

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income- or non-income tax examinations by tax authorities of these jurisdictions for all open tax years.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits, balance at the beginning	$2,459	$2,139	$3,495
Additions based on tax positions related to the current year	10	371	351
Additions (reductions) for tax positions of prior years	(676)	317	(135)
Lapse of statute of limitations	(735)	(670)	(1,318)
Additions (reductions) of interest and penalties	(712)	334	(108)
Translation adjustments	137	(32)	(146)

Unrecognized tax benefits, balance at the ending	$483	$2,459	$2,139

For the year ended December 31, 2017, the Company recorded $676 thousand income tax benefit by reversing a withholding tax payable related to interests on intercompany balances as a result of the tax audit as discussed in “Other Matter” below. The Company also recorded a reduction of $712 thousand of interest and penalties in 2017, primarily due to a change in certain tax regulations at the Company’s subsidiary in Taiwan. Total interest and penalties accrued as of December 31, 2017, 2016 and 2015 were $8 thousand, $691 thousand and $359 thousand, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Uncertain tax positions, balance at the beginning	$11,894	$13,330	$14,969
Additions based on tax positions related to the current year	(366)	942	1,789
Additions (reductions) for tax positions of prior years	(8,923)	317	—
Lapse of statute of limitations	(2,218)	(2,380)	(2,142)
Translation adjustments	675	(315)	(1,287)

Uncertain tax positions, balance at the ending	$1,062	$11,894	$13,330

Other Matter

In September 2017, the Company’s Korean subsidiary was notified that the KNTS would be examining its income- and non-income-based taxes for its 2012 to 2014 tax years. The KNTS conducted its audit, primarily focusing on non-income-based VAT transactions associated with the Restatement periods.

As a result, the aggregate tax and penalty assessment by the KNTS was $6,030 thousand, of which $3,336 thousand had already been accrued by the Company in its financial statements in connection with the Restatement filed in 2015. Such amount also included $548 thousand related to employee withholding amounts and associated penalties, and to the extent any such tax obligation was that of the Company’s Korean subsidiary’s employees, the Company expects to seek reimbursement of the applicable amounts from those employees. In addition, KNTS assessed an administrative fine of $2,034 thousand in connection with the above-described tax audit.

During the fourth quarter of 2017, the Company recorded the $4,179 thousand related to this additional tax assessment and associated penalties and administrative fine as selling, general and administrative expenses in its consolidated statements of operations for the year ended December 31, 2017 and recorded the $548 thousand related to employee withholding amounts as other receivables in our consolidated balance sheets as of December 31, 2017 as the Company expects to seek reimbursement of the applicable amounts from those employees.

18. Geographic and Segment Information

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following sets forth information relating to the operating segments (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net Sales
Foundry Services Group	$320,089	$273,961	$290,775
Standard Products Group
Display Solutions	209,539	281,967	207,480
Power Solutions	149,836	131,468	134,814

Total Standard Products Group	359,375	413,435	342,294
All other	208	573	643

Total net sales	$679,672	$687,969	$633,712

	Year Ended December 31,
	2017	2016	2015
Gross Profit
Foundry Services Group	$95,458	$69,412	$66,175
Standard Products Group	92,227	87,194	68,094
All other	208	(380)	595

Total gross profit	$187,893	$156,226	$134,864

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Year Ended December 31,
	2017	2016	2015
Korea	$279,883	$219,618	$241,715
Asia Pacific (other than Korea)	322,595	391,875	316,562
U.S.A.	35,089	33,201	51,164
Europe	41,109	42,274	23,461
Others	996	1,001	810

Total	$679,672	$687,969	$633,712

Net sales from the Company’s top ten largest customers accounted for 57%, 64% and 64% for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, the Company had one customer that represented 15.6% of its net sales. For the year ended December 31, 2016, the Company had two customers that represented 23.5% and 11.4% of its net sales, respectively. For the year ended December 31, 2015, the Company had two customers that represented 15.2% and 11.0% of its net sales, respectively.

97% of the Company’s property, plant and equipment are located in Korea as of December 31, 2017.

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

Operating Leases

The Company leases land, office space and equipment under various operating lease agreements with various terms. Rental expenses were approximately $7,498 thousand, $8,898 thousand and $8,194 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows (in thousands):

2018	$6,724
2019	3,764
2020	3,459
2021	1,472
2022	1,316
2023 and thereafter	15,448

$32,183

Long-term Purchase Agreements

The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of December 31, 2017.

SEC Enforcement Staff Review

In March 2014, the Company voluntarily reported to the Securities and Exchange Commission, or the SEC, that the Company’s Audit Committee had determined that the Company incorrectly recognized revenue on

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced an independent investigation. Over the course of 2014 and the first two quarters of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the independent investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with its investigation. On May 1, 2017, the SEC announced that it had reached a final settlement with the Company, resolving the SEC’s investigation. In that connection, the Company has consented, without admitting or denying the SEC’s findings, to the entry of an administrative order by the SEC directing that the Company cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC regulations. The SEC’s administrative order was entered on May 1, 2017. The SEC imposed a monetary penalty of $3,000 thousand on the Company. In the first quarter ended March 31, 2017, the Company established a reserve in that amount for the potential settlement of this matter. The reserved monetary penalty of $3,000 thousand was paid to the SEC during the second quarter of 2017. The Company also agreed to an undertaking to cooperate fully with the SEC in any and all investigations, litigations or other proceedings relating to or arising from the matters described in the SEC’s order. In connection with the settlement, the SEC considered remedial acts promptly undertaken by the Company and its cooperation with the SEC staff during the course of the investigation. Among other things, as previously disclosed in the Company’s filings with the SEC, the Audit Committee of the Company self-investigated and self-reported the accounting errors, selected new management and implemented various additional controls designed to prevent similar errors going forward.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

On December 10, 2015, the Company and certain of its current and former officers and directors entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the consolidated securities class action lawsuit, Thomas, et al. v. MagnaChip Semiconductor Corp. et al., Civil Action No. 3:14-CV-01160-JST, pending in the United States District Court for the Northern District of California (the “Class Action Litigation”). On February 5, 2016, the plaintiffs in the consolidated securities class action filed a motion for preliminary approval of the settlement, as well as the stipulation and agreement of settlement and related exhibits. The stipulation and agreement of settlement provided that all claims asserted against all defendants in the Class Action Litigation except for Avenue Capital Management II, L.P. would be released. The stipulation and agreement of settlement also provided for an aggregate settlement payment by the Company of $23,500 thousand, which would include all attorneys’ fees, costs of administration and plaintiffs’ out-of-pocket expenses, lead plaintiff compensatory awards and disbursements. The settlement also included the dismissal of all claims against the Company and the named individuals in the Class Action Litigation without any liability or wrongdoing attributed to them.

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

On January 22, 2016, the Company and the plaintiffs in the Hemmingson and Bushansky actions entered into and filed a stipulation of settlement with the Superior Court of the State of California, Santa Clara County. The settlement provided for the resolution of all of the pending claims in both shareholder derivative actions against the Company and the individual defendants, without any liability or wrongdoing attributed to them. The settlement also provided for an aggregate payment from the Company defendants’ directors and officers insurance policies of $3,000 thousand to be made to an escrow account, which would be remitted to the Company once the settlement becomes final, less (i) any applicable costs of such escrow account, (ii) any amount awarded by the court to the plaintiff’s counsel for attorney’s fees and litigation expenses and (iii) the cost of providing notice of the settlement to the Company’s stockholders. The proposed settlement also required that the Company implement certain corporate governance measures. The $3,000 thousand settlement payment was included in the insurance proceeds of $29,571 thousand as discussed in “Securities Class Action Complaints” above.

On February 22, 2016, the plaintiffs filed an unopposed motion for preliminary approval of the proposed derivative settlement. On June 10, 2016, the court granted plaintiffs’ motion for preliminary approval of the proposed settlement. On October 18, 2016, after a hearing held on October 14, 2016, the court entered its order and final judgment (the “Shareholder Derivative Judgment”) granting final approval of the proposed settlement and awarding plaintiffs’ counsel $750 thousand for attorneys’ fees and litigation expenses. The Shareholder Derivative Judgment was not appealed within the applicable appeals period (on or before December 19, 2016). The settlement therefore became effective after the expiration of the appeals period and $2,258 thousand ($2,250 thousand plus applicable interest) was paid to the Company from the escrow account, previously recorded as restricted cash, in December 2016. The remaining restricted cash related to insurance proceeds of $3,078 thousand was also released in December 2016.

20. Related Party Transactions

Engaged Capital Flagship Master Fund, LP (“Engaged Capital Flagship Master Fund”), a fund for whom Engaged Capital, LLC (“Engaged Capital”) serves as investment advisor, and a managed account for which Engaged Capital serves as investment adviser (the “Engaged Capital Account”) purchased $4,496,288 and $503,712 principal amount of the Exchangeable Notes in the Exchangeable Notes Offering, respectively. Based on information contained in an Amendment No. 6 to Schedule 13D filed with the SEC on January 13, 2017 by Engaged Capital and certain affiliates, as of March 31, 2017, funds managed by Engaged Capital beneficially owned approximately 11.9% of the Company’s common stock (subject to certain blocker provisions in the Exchangeable Notes that may limit conversion to an aggregate of 9.99% of the Company’s common stock). In connection with the Exchangeable Notes Offering, the Company also repurchased 347,850 and 52,150 shares of the Company’s common stock from Engaged Capital Flagship Master Fund and the Engaged Capital Account, respectively, at an aggregate purchase price of $2,209 thousand and $331 thousand, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

On November 7, 2017, Engaged Capital filed with the SEC a Schedule 13D/A reporting beneficial ownership of less than 5% of the Company’s common stock.

21. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at December 31, 2017 and 2016, respectively (in thousands):

	Year Ended December 31,
	2017	2016
Foreign currency translation adjustments	$(38,413)	$14,460
Derivative adjustments	5,299	(436)

Total	$(33,114)	$14,024

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

Year Ended December 31, 2017	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$14,460	$(436)	$—	$14,024

Other comprehensive income (loss) before reclassifications	(52,873)	7,736	—	(45,137)
Amounts reclassified from accumulated other comprehensive income	—	(2,001)	—	(2,001)

Net current-period other comprehensive income (loss)	(52,873)	5,735	—	(47,138)

Ending balance	$(38,413)	$5,299	$—	$(33,114)

Year Ended December 31, 2016	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(190)	$(41)	$—	$(231)

Other comprehensive income (loss) before reclassifications	14,650	(1,032)	—	13,618
Amounts reclassified from accumulated other comprehensive loss	—	637	—	637

Net current-period other comprehensive income (loss)	14,650	(395)	—	14,255

Ending balance	$14,460	$(436)	$—	$14,024

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Year Ended December 31, 2015	Foreign currency translation adjustments	Derivative adjustments	Unrealized gain on investments	Total
Beginning balance	$(35,551)	$485	$—	$(35,066)

Other comprehensive income (loss) before reclassifications	35,361	(3,748)	—	31,613
Amounts reclassified from accumulated other comprehensive loss	—	3,222	—	3,222

Net current-period other comprehensive income (loss)	35,361	(526)	—	34,835

Ending balance	$(190)	$(41)	$—	$(231)

22. Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2017	2016	2015
	(In thousands of US dollars, except share data)
Basic Earnings per Share
Net income (loss)	$84,936	$(29,615)	$(84,867)

Basic weighted average common stock outstanding	33,943,264	34,833,967	34,380,517
Basic earnings (loss) per share	$2.50	$(0.85)	$(2.47)

Diluted Earnings per Share
Net income (loss)	$84,936	$(29,615)	$(84,867)
Add back: Interest expense on Exchangeable Notes	5,349	—	—
Net income (loss) allocated to common stockholders	$90,285	$(29,615)	$(84,867)

Basic weighted average common stock outstanding	33,943,264	34,833,967	34,380,517
Net effect of dilutive equity awards	821,664	—	—
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	9,990,209	—	—

Diluted weighted average common stock outstanding	44,755,137	34,833,967	34,380,517
Diluted earnings (loss) per share	$2.02	$(0.85)	$(2.47)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they would have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2017	2016	2015
Options	835,572	3,428,665	3,179,899
Restricted Stock Units	—	518,480	135,370

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

23. Unaudited Quarterly Financial Results

The following tables present selected unaudited Consolidated Statements of Operations for each quarter of the years ended December 31, 2017 and 2016.

	Fiscal Year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands of US dollars, except share data)
Net sales	$161,710	$166,685	$176,697	$174,580
Gross profit	41,570	46,662	50,310	49,351
Operating income	6,367	9,742	15,490	7,637
Net income (loss)	$43,738	$(8,059)	$5,604	$43,653
Earnings (loss) per share:
Basic	$1.30	$(0.24)	$0.16	$1.28
Diluted	$1.05	$(0.24)	$0.15	$0.99
Weighted average common stock outstanding:
Basic	33,662,297	33,952,574	34,103,029	34,176,812
Diluted	42,892,044	33,952,574	45,542,418	45,573,889

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands of US dollars, except share data)
Net sales	$148,105	$167,106	$192,296	$180,462
Gross profit	34,249	36,749	39,139	46,089
Operating income (loss)	4,267	(7,377)	618	5,229
Net income (loss)	$8,125	$(17,816)	$29,866	$(49,790)
Earnings (loss) per share:
Basic	$0.23	$(0.51)	$0.86	$(1.42)
Diluted	$0.23	$(0.51)	$0.85	$(1.42)
Weighted average common stock outstanding:
Basic	34,698,904	34,716,081	34,849,805	35,068,330
Diluted	34,918,568	34,716,081	35,302,706	35,068,330

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

Management of the Company, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2017. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our executive officers is included in “Item 1. Business—Executive Officers of the Company.” The other information required by this item is incorporated by reference to our definitive proxy statement relating to our 2018 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2018 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2018 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2018 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2018 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Registration Rights Agreement, dated as of November 9, 2009, by and among MagnaChip Semiconductor LLC and each of the securityholders named therein (incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

4.2	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.3	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.4	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.2)

4.5	Indenture, dated as of January 17, 2017, among MagnaChip Semiconductor S.A., as issuer, MagnaChip Semiconductor Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed on February 21, 2017).

Exhibit No.	Exhibit Description

4.6	Form of 5.00% Exchangeable Senior Note due 2021 and note guarantee (included in Exhibit 4.5)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016).

10.18	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*#	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (as amended on October 23, 2017).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.26-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.27*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.28*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.28-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.29*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.29-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.29-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.30*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.30-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.31*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

Exhibit No.	Exhibit Description

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.32*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.33*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.34*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.35*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.36*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.37*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.40	Settlement Agreement, dated as of May 26, 2016, by and among MagnaChip Semiconductor Corporation, Engaged Capital, LLC, Engaged Capital Master Feeder I, LP, Engaged Capital Master Feeder II, LP, Engaged Capital I, LP, Engaged Capital I Offshore, Ltd., Engaged Capital II, LP, Engaged Capital II Offshore Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016).

12.1#	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit Description

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	February 22, 2018
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jonathan W. Kim	February 22, 2018
Jonathan W. Kim, Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Melvin Keating	February 22, 2018
Melvin Keating, Director

/s/ Randal Klein	February 22, 2018
Randal Klein, Director

/s/ Ilbok Lee	February 22, 2018
Ilbok Lee, Director

/s/ Camillo Martino	February 22, 2018
Camillo Martino

/s/ Gary Tanner	February 22, 2018
Gary Tanner, Non-Executive Chairman of the Board of Directors

/s/ Nader Tavakoli	February 22, 2018
Nader Tavakoli, Director