Form 10-Q
period 2018-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2018-05-09
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, the registrant had 34,377,293 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and March 31, 2017	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2018 and March 31, 2017	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2018 and March 31, 2017	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and March 31, 2017	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	48

PART II OTHER INFORMATION		49

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 6.	Exhibits	50

SIGNATURES		51

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$123,136	$128,575
Accounts receivable, net	88,854	92,026
Unbilled accounts receivable	39,161	—
Inventories, net	56,658	73,073
Other receivables	7,885	4,292
Prepaid expenses	13,807	9,250
Hedge collateral (Note 7)	2,700	7,600
Other current assets (Notes 8 and 18)	11,972	15,444

Total current assets	344,173	330,260

Property, plant and equipment, net	205,076	205,903
Intangible assets, net	4,290	4,061
Long-term prepaid expenses	14,306	12,791
Deferred income tax assets	312	264
Other non-current assets	6,511	5,510

Total assets	$574,668	$558,789

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$69,540	$65,940
Other accounts payable	10,023	10,261
Accrued expenses	44,908	51,746
Deferred revenue	13,202	8,335
Other current liabilities	1,296	1,860

Total current liabilities	138,969	138,142

Long-term borrowings, net	303,948	303,416
Accrued severance benefits, net	151,889	148,905
Other non-current liabilities	9,796	7,963

Total liabilities	604,602	598,426

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 42,749,168 shares issued and 34,374,959 outstanding at March 31, 2018 and 42,563,808 shares issued and 34,189,599 outstanding at December 31, 2017	428	426
Additional paid-in capital	137,869	136,259
Accumulated deficit	(29,642)	(40,889)
Treasury stock, 8,374,209 shares at March 31, 2018 and December 31, 2017, respectively	(102,319)	(102,319)
Accumulated other comprehensive loss	(36,270)	(33,114)

Total stockholders’ deficit	(29,934)	(39,637)

Total liabilities and stockholders’ equity	$574,668	$558,789

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands of US dollars, except share data)
Net sales	$165,819	$161,710
Cost of sales	121,238	120,140

Gross profit	44,581	41,570

Operating expenses
Selling, general and administrative expenses	17,622	23,148
Research and development expenses	19,580	17,958
Restructuring and other gain	—	(17,010)
Early termination charges	—	11,107

Total operating expenses	37,202	35,203

Operating income	7,379	6,367

Interest expense	(5,463)	(5,173)
Foreign currency gain, net	1,318	41,786
Other income, net	519	1,611

Income before income taxes	3,753	44,591
Income tax expenses	990	853

Net income	$2,763	$43,738

Earnings per common share—
Basic	$0.08	$1.30
Diluted	$0.08	$1.05
Weighted average number of shares—
Basic	34,253,111	33,662,297
Diluted	35,154,693	42,892,044

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands of US dollars)
Net income	$2,763	$43,738

Other comprehensive loss
Foreign currency translation adjustments	(483)	(35,324)
Derivative adjustments
Fair valuation of derivatives	(67)	2,503
Reclassification adjustment for gain on derivatives included in net income	(2,606)	(497)

Total other comprehensive loss	(3,156)	(33,318)

Total comprehensive income (loss)	$(393)	$10,420

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock	Comprehensive Loss	Total
(In thousands of US dollars, except share data)	Shares	Amount
Three Months Ended March 31, 2018:
Balance at December 31, 2017, as previously reported	34,189,599	$426	$136,259	$(40,889)	$(102,319)	$(33,114)	$(39,637)
Impact of adopting the new revenue standard	—	—	—	8,484	—	—	8,484
Balance at January 1, 2018, as adjusted	34,189,599	$426	$136,259	$(32,405)	$(102,319)	$(33,114)	$(31,153)
Stock-based compensation	—	—	1,469	—	—	—	1,469
Exercise of stock options	21,894	1	142	—	—	—	143
Settlement of restricted stock units	163,466	1	(1)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(3,156)	(3,156)
Net income	—	—	—	2,763	—	—	2,763

Balance at March 31, 2018	34,374,959	$428	$137,869	$(29,642)	$(102,319)	$(36,270)	$(29,934)

Three Months Ended March 31, 2017:
Balance at January 1, 2017	35,048,338	$416	$130,189	$(125,825)	$(90,918)	$14,024	$(72,114)
Stock-based compensation	—	—	830	—	—	—	830
Exercise of stock options	233,802	2	1,687	—	—	—	1,689
Settlement of restricted stock units	66,992	1	(1)	—	—	—	—
Acquisition of treasury stock	(1,795,444)	—	—	—	(11,401)	—	(11,401)
Other comprehensive loss, net	—	—	—	—	—	(33,318)	(33,318)
Net income	—	—	—	43,738	—	—	43,738

Balance at March 31, 2017	33,553,688	$419	$132,705	$(82,087)	$(102,319)	$(19,294)	$(70,576)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands of US dollars)
Cash flows from operating activities
Net income	$2,763	$43,738
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	7,958	6,758
Provision for severance benefits	4,512	7,386
Amortization of debt issuance costs and original issue discount	532	446
Gain on foreign currency, net	(1,682)	(49,059)
Restructuring and other gain	—	(17,010)
Stock-based compensation	1,469	830
Other	(337)	1,185
Changes in operating assets and liabilities
Accounts receivable, net	3,115	(15,734)
Unbilled accounts receivable	(639)	—
Inventories, net	(13,150)	1,077
Other receivables	(3,746)	(296)
Other current assets	(1,071)	(1,155)
Accounts payable	3,168	1,814
Other accounts payable	(2,759)	(3,499)
Accrued expenses	(7,129)	(7,128)
Deferred revenue	4,809	(73)
Other current liabilities	(570)	(212)
Other non-current liabilities	618	(62)
Payment of severance benefits	(2,247)	(7,524)
Other	465	(162)

Net cash used in operating activities	(3,921)	(38,680)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	4,863	2,164
Payment of hedge collateral	—	(4,452)
Proceeds from disposal of plant, property and equipment	—	581
Purchase of plant, property and equipment	(7,329)	(5,368)
Payment for intellectual property registration	(409)	(216)
Collection of guarantee deposits	14	295
Payment of guarantee deposits	—	(41)
Other	(36)	20

Net cash used in investing activities	(2,897)	(7,017)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	86,250
Payment of debt issuance costs	—	(5,902)
Proceeds from exercise of stock options	142	1,689
Acquisition of treasury stock	—	(11,401)

Net cash provided by financing activities	142	70,636

Effect of exchange rates on cash, cash equivalents and restricted cash	1,237	6,082

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,439)	31,021

Cash, cash equivalents and restricted cash
Beginning of the period	128,575	101,606

End of the period	$123,136	$132,627

Supplemental cash flow information
Cash paid for interest	$9,609	$7,980

Cash paid for income taxes	$6	$708

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$1,202	$1,643

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements, except for the changes below. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2017 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Upon the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) effective on January 1, 2018 (the “new revenue standard”), the Company has updated its accounting policy for revenue recognition as detailed below. As the Company adopted the new revenue standard using the modified retrospective method, which allows the recognition of the cumulative effect of initially applying the new revenue standard as an adjustment to the Company’s equity as of January 1, 2018, the Company has not changed the comparative information within its interim consolidated financial statements for the three months ended March 31, 2017. The comparative information continues to be reported under the accounting standards in effect for that period.

Revenue Recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue is measured based on a consideration specified in a contract with a customer in exchange for such product or service.

The Foundry Services Group of the Company manufactures products based on customers’ specific product designs. The Company recognizes revenue over time for those foundry products without alternative use where the Company has an enforceable right to payment for the related foundry services completed to date. The revenue recognized over time is in proportion of wafer manufacturing costs incurred relative to total estimated costs at completion to measure the Company’s performance to date. However, in certain circumstances, the Company may not have an enforceable right to payment for performed foundry services pursuant to a customer contract or an individual purchase order. In this situation, the Company recognizes revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.

The Standards Products Group of the Company sells products manufactured based on the Company’s design. The Standard Products Group’s products are either standardized with an alternative use or the Company does not have an enforceable right to payment for the related manufacturing services completed to date. For those products, revenue is recognized when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.

A portion of the Company’s sales are made through distributors for which the Company applies the same revenue recognition guidance as described above. The Company defers recognition of revenue when it receives cash from certain customers and distributors for the sale of products prior to obtaining an enforceable right to payment for performance completed to date or control of the product being transferred to the customer.

In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction, and that is collected by the Company from a customer, is excluded from revenue and presented in the statement of operations on a net basis.

The Company provides a warranty, under which customers can return defective products. The Company estimates the costs related to those defective product returns and records them as a component of cost of sales.

In addition, the Company offers sales returns (other than those that relate to defective products under warranty), cash discounts for early payments, volume rebate and certain allowances to its customers, including distributors. The Company records reserves for those returns, discounts and allowances as a deduction from sales, based on historical experience and other quantitative and qualitative factors.

Substantially all of the Company’s contracts are one year or less in duration. The standard payment terms with customers is generally thirty to sixty days from the time of shipment, product delivery at the customer’s location or customer acceptance, depending on the terms of the related arrangement.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 addresses the accounting issue pertaining to the deferred tax amounts that are “stranded” in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018 and interim periods within those fiscal years. The Company does not have deferred tax amounts recorded through accumulated other comprehensive income and thus does not expect that the adoption will have an impact on its consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. ASU 2017-12 is effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2017-12 on its consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under US GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those reporting periods using a modified retrospective approach and early adoption is permitted. In January 2018, The FASB issued Accounting Standards Update No 2018-01, “Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of 2016-02 and that were not accounted for as leases under previous lease guidance. The effective date and transition requirements for ASU 2018-01 and ASU 2016-02 are the same. The Company will adopt this standard on January 1, 2019. The Company is currently evaluating the potential impact of adopting this new guidance. In terms of the Company’s evaluation efforts, the Company has assigned internal resources in addition to the engagement of third party service providers to assist in its evaluation.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2017-09 in the first quarter of 2018, and the adoption did not impact the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, “net cash used in operating” and “net cash used in investing” in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The Company adopted ASU 2016-18 in the first quarter of 2018. As of December 31, 2016, the Company held $18,251 thousand of restricted cash in connection with an arrangement to sell the building that housed the Company’s legacy 6-inch fab. This restricted cash was not previously included within the consolidated statements of cash flows. As a result of adopting ASU 2016-18, the consolidated statement of cash flows for the three months ended March 31, 2017 was revised to include the impact of this restricted cash, resulting in a cash outflow of $1,809 thousand in operating cash flows, a cash outflow of $17,625 thousand in investing cash flows, and an increase of $1,183 thousand in cash, cash equivalents and restricted cash due to the effect of exchange rates, from what was previously reported. The Company did not hold restricted cash as of December 31, 2017 or March 31, 2018. As such, the adoption of ASU 2016-18 did not impact the Company’s consolidated balance sheets as of March 31, 2018 or December 31, 2017, or the consolidated statement of cash flows for the three months ended March 31, 2018.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows (“ASC 230”), including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. The Company adopted ASU 2016-15 in the first quarter of 2018, and the adoption of ASU 2016-15 did not impact the Company’s consolidated financial statements.

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

Prior to the adoption of the new revenue standard effective on January 1, 2018, the Company had historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the related arrangement. After the adoption of the new revenue standard effective on January 1, 2018, the Company recognizes revenue over time for those foundry products without alternative use where the Company has an enforceable right to payment for the related foundry services completed to date. As the Company adopted the new revenue standard using the modified retrospective method, it recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the Company’s equity as of January 1, 2018, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for such period. The cumulative-effect adjustments increased unbilled accounts receivable by $38,307 thousand and decreased inventories, net by $29,823 thousand, resulting in a net increase of $8,484 thousand in the Company’s beginning equity as of January 1, 2018. There was no net income tax impact from those cumulative-effect adjustments due to full allowance on deferred tax assets.

Of the recorded unbilled accounts receivable of $38,307 thousand as of January 1, 2018, $32,269 thousand were billed to customers upon shipment, upon product delivery or upon customer acceptance, depending on the terms of the related arrangement, during the three months ended March 31, 2018. Of the recorded deferred revenue of $8,335 thousand as of December 31, 2017, $1,086 thousand was recognized as revenue during the three months ended March 31, 2018.

The impacts of adopting the new revenue standard on the Company’s consolidated financial statements for the three months ended March 31, 2018 are as follows (in thousands):

	As of March 31, 2018
	As Reported	Adjustments	Amounts Without Adoption of the New Revenue Standard
	(In thousands of US dollars, except share data)
Assets
Current assets
Unbilled accounts receivable	$39,161	$39,161	$—
Inventories, net	56,658	(30,045)	86,703

Total current assets	344,173	9,116	335,057

Total assets	574,668	9,116	565,552

Liabilities and Stockholders’ Equity
Stockholders’ equity
Retained earnings (accumulated deficit)	(29,642)	9,063	(38,705)
Accumulated other comprehensive income (loss)	(36,270)	53	(36,323)
Total stockholders’ equity (deficit)	(29,934)	9,116	(39,050)

Total liabilities and stockholders’ deficit	$574,668	$9,116	$565,552

Unbilled accounts receivable represents the Company’s contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order basis, which has not been invoiced to the customer.

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Amounts Without Adoption of the New Revenue Standard
	(In thousands of US dollars, except share data)
Net sales	$165,819	$639	$165,180
Cost of sales	121,238	60	121,178

Gross profit	44,581	579	44,002

Operating income	7,379	579	6,800

Income before income tax expenses	3,753	579	3,174

Net income	$2,763	$579	$2,184

Earnings per common share—
Basic	$0.08	$0.02	$0.06
Diluted	$0.08	$0.02	$0.06

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $3,662 thousand and $6,080 thousand for the three months ended March 31, 2018 and 2017, respectively, and these sales resulted in pre-tax losses of $2 thousand and $20 thousand for the three months ended March 31, 2018 and 2017, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$10,136	$13,737
Semi-finished goods and work-in-process	35,646	53,148
Raw materials	14,823	12,445
Materials in-transit	724	134
Less: inventory reserve	(4,671)	(6,391)

Inventories, net	$56,658	$73,073

Changes in inventory reserve for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Beginning balance	$(6,391)	$(7,177)
Inventory reserve charged to costs of sales	(1,620)	(1,624)
Sale of previously reserved inventory	831	1,260

	(789)	(364)

Write off	2,530	175
Translation adjustments	(21)	(600)

Ending balance	$(4,671)	$(7,966)

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

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2018 and December 31, 2017 are comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Buildings and related structures	$70,302	$69,958
Machinery and equipment	314,217	308,713
Others	44,598	42,497

	429,117	421,168
Less: accumulated depreciation	(240,206)	(231,356)
Land	16,165	16,091

Property, plant and equipment, net	$205,076	$205,903

Aggregate depreciation expenses totaled $7,757 thousand and $6,616 thousand for the three months ended March 31, 2018 and 2017, respectively.

5. Intangible Assets

Intangible assets as of March 31, 2018 and December 31, 2017 are comprised of the following (in thousands):

	March 31, 2018
	Gross amount	Accumulated amortization	Net amount
Technology	$20,287	$(20,287)	$—
Customer relationships	29,135	(29,135)	—
Intellectual property assets	11,773	(7,483)	4,290

Intangible assets, net	$61,195	$(56,905)	$4,290

	December 31, 2017
	Gross amount	Accumulated amortization	Net amount
Technology	$20,194	$(20,194)	$—
Customer relationships	29,002	(29,002)	—
Intellectual property assets	11,319	(7,258)	4,061

Intangible assets, net	$60,515	$(56,454)	$4,061

Aggregate amortization expenses for intangible assets totaled $201 thousand and $142 thousand for the three months ended March 31, 2018 and 2017, respectively.

6. Accrued Expenses

Accrued expenses as of March 31, 2018 and December 31, 2017 are comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Payroll, benefits and related taxes, excluding severance benefits	$15,840	$16,724
Withholding tax attributable to intercompany interest income	18,322	18,138
Interest on senior notes	3,463	8,268
Outside service fees	1,371	1,942
Others	5,912	6,674

Accrued expenses	$44,908	$51,746

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of March 31, 2018 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
September 28, 2017	Zero cost collar	$30,000	April 2018 to June 2018
September 28, 2017	Forward	$18,000	April 2018 to June 2018

Details of derivative contracts as of December 31, 2017 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 22, 2017	Zero cost collar	$20,000	January 2018 to February 2018
September 28, 2017	Zero cost collar	$54,000	January 2018 to June 2018
September 28, 2017	Forward	$36,000	January 2018 to June 2018

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

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as assets as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

Derivatives designated as hedging instruments:		March 31, 2018	December 31, 2017
Asset Derivatives:
Zero cost collars	Other current assets	$1,324	$2,827
Forward	Other current assets	$1,269	$2,352

Offsetting of derivative assets as of March 31, 2018 is as follows (in thousands):

As of March 31, 2018	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/ pledged
Asset Derivatives:
Zero cost collars	$1,324	$—	$1,324	$—	$—	$1,324
Forward	$1,269	$—	$1,269	$—	$—	$1,269

Offsetting of derivative assets as of December 31, 2017 is as follows (in thousands):

As of December 31, 2017	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2,827	$—	$2,827	$—	$—	$2,827
Forward	$2,352	$—	$2,352	$—	$—	$2,352

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2018 and 2017 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017		2018	2017
Zero cost collars	$(132)	$2,503	Net sales	$1,326	$497	Other income (expenses)—Others	$(71)	$637
Forward	$65	$—	Net sales	$1,280	$—	Other income (expenses)—Others	$(5)	$—

Total	$(67)	$2,503		$2,606	$497		$(76)	$637

As of March 31, 2018, the amount expected to be reclassified from accumulated other comprehensive income into income within the next twelve months is $2,626 thousand.

The Company set aside $2,700 thousand and $7,600 thousand of cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) as required for the zero cost collar and forward contracts outstanding as of March 31, 2018 and December 31, 2017, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand and no such cash collateral was required as of March 31, 2018 and December 31, 2017, respectively. These outstanding zero cost collar and forward contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

8. Fair Value Measurements

Fair Value of Financial Instruments

As of March 31, 2018, the following table represents the Company’s assets measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value March 31, 2018	Fair Value Measurement March 31, 2018	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$2,593	$2,593	—	$2,593	—

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

Fair Value of Long-term Borrowings

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$81,909	$127,617	$81,576	$127,617
6.625% Senior Notes due July 2021 (Level 2)	$222,039	$221,906	$221,840	$224,719

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

On July 18, 2013, the Company issued 6.625% senior notes due July 15, 2021 (the “2021 Notes”) of $225.0 million, which represents the principal amount, excluding $1.1 million of original issue discount and $5.0 million of debt issuance costs. The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the 2021 Notes, see Note 9, “Long-term Borrowings”.

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of March 31, 2018 and 2017, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

9. Long-Term Borrowings

Long-term borrowings as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
5.0% Exchangeable Senior Notes due March 2021	$86,250	$86,250
6.625% Senior Notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(7,302)	(7,834)

Long-term borrowings, net of unamortized discount and debt issuance costs	$303,948	$303,416

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three months ended March 31, 2018 and 2017 were $1,411 thousand and $1,147 thousand, respectively.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expenses related to the 2021 Notes for the three months ended March 31, 2018 and 2017 were $3,926 thousand and $3,912 thousand, respectively.

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2018, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Beginning balance	$149,795	$130,144
Provisions	4,512	7,386
Severance payments	(2,247)	(7,524)
Translation adjustments	719	10,872

	152,779	140,878
Less: Cumulative contributions to the National Pension Fund	(255)	(270)
Group severance insurance plan	(635)	(660)

Accrued severance benefits, net	$151,889	$139,948

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2018	$—
2019	619
2020	1,125
2021	1,596
2022	1,404
2023	1,889
2024 – 2028	28,825

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

11. Foreign Currency Gain, Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2018 and December 31, 2017, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $677,657 thousand and $677,267 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,066.5:1, 1,071.4:1 using the first base rate as of March 31, 2018, December 31, 2017, respectively, as quoted by the KEB Hana Bank.

12. Restructuring and other gain

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

Income tax expense recorded for three months ended March 31, 2018 and 2017 was $990 thousand and $853 thousand, respectively, primarily attributable to interest on intercompany loan balances.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted in the U.S (the “Tax Reform Act”). The Tax Reform Act reduces the U.S. federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The key provisions contained in the Tax Reform Act are mandatory deemed repatriation tax, global intangible low tax income and foreign derived intangible income provisions, of which the Company does not expect that the provisions in connection with global intangible low tax income and foreign derived intangible income provisions have any material impact to its income tax expense. The Company is currently reviewing the provision relating to the mandatory deemed repatriation tax and will complete its assessment before the measurement period ends in December 2018.

15. Geographic and Segment Information

The Company has two operating segments: Foundry Services Group and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer who allocates resources and assesses performance of the business and other activities based on gross profit.

In January 2018, as part of the Company’s ongoing portfolio optimization effort to realign business processes and streamline the Company’s organizational structure, the Company transferred a portion of its non-OLED Display business from the Standard Products Group to the Foundry Services Group. The transferred non-OLED Display business has technical and business characteristics more closely aligned with the Company’s Foundry Services business than with the Company’s Standard Products business, which resided within the Company’s Display Solutions business line primarily as a result of a long standing customer relationship established many years ago. The Company recast comparative segment financial information to conform to this current period change. For the three months ended March 31, 2017, $6,014 thousand of net sales and $1,225 thousand of gross profit were reclassified from the Display Solutions business line in the Standard Products Group to the Foundry Services Group.

The following sets forth information relating to the operating segment (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017 As Adjusted
Net Sales
Foundry Services Group	$77,429	$83,542
Standard Products Group
Display Solutions	49,696	42,865
Power Solutions	38,667	35,280

Total Standard Products Group	$88,363	$78,145
All other	27	23

Total net sales	$165,819	$161,710

	Three Months Ended
	March 31, 2018	March 31, 2017 As Adjusted
Gross Profit
Foundry Services Group	$20,664	$23,312
Standard Products Group	24,039	18,235
All other	(122)	23

Total gross profit	$44,581	$41,570

Upon the adoption of the new revenue standard during the first quarter ended March 31, 2018, the Company’s revenue for Foundry Services Group is disaggregated depending on the timing of revenue recognition (in thousands):

	Three Month ended March 31, 2018,
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$2,797	$74,632	$77,429

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Korea	$54,689	$65,083
Asia Pacific (other than Korea)	89,706	79,464
U.S.A.	9,818	9,167
Europe	10,978	7,853
Others	628	143

Total	$165,819	$161,710

Net sales from the Company’s top ten largest customers accounted for 59% and 62% for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018, the Company had two customers that represented 17.9% and 10.4% of its net sales, respectively. For the three months ended March 31, 2017, the Company had one customer that represented 14.8% of its net sales.

97% of the Company’s property, plant and equipment are located in Korea as of March 31, 2018.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of March 31, 2018 and December 31, 2017, respectively (in thousands):

	March 31, 2018	December 31, 2017
Foreign currency translation adjustments	$(38,896)	$(38,413)
Derivative adjustments	2,626	5,299

Total	$(36,270)	$(33,114)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

Three Months Ended March 31, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,413)	$5,299	$(33,114)

Other comprehensive loss before reclassifications	(483)	(67)	(550)
Amounts reclassified from accumulated other comprehensive income	—	(2,606)	(2,606)

Net current-period other comprehensive loss	(483)	(2,673)	(3,156)

Ending balance	$(38,896)	$2,626	$(36,270)

Three Months Ended March 31, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$14,460	$(436)	$14,024

Other comprehensive income (loss) before reclassifications	(35,324)	2,503	(32,821)
Amounts reclassified from accumulated other comprehensive income	—	(497)	(497)

Net current-period other comprehensive income (loss)	(35,324)	2,006	(33,318)

Ending balance	$(20,864)	$1,570	$(19,294)

There was no income tax impact related to changes in accumulated other comprehensive income loss for the three months ended March 31, 2018 and 2017 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

17. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands of US dollars, except share data)
Basic Earnings per Share
Net income	$2,763	$43,738

Basic weighted average common stock outstanding	34,253,111	33,662,297
Basic earnings per share	$0.08	$1.30
Diluted Earnings per Share
Net income	$2,763	$43,738
Add back: Interest expense on Exchangeable Notes	—	1,147
Net income allocated to common stockholders	$2,763	$44,885

Basic weighted average common stock outstanding	34,253,111	33,662,297
Net effect of dilutive equity awards	901,582	638,994
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	—	8,590,753

Diluted weighted average common stock outstanding	35,154,693	42,892,044
Diluted earnings per share	$0.08	$1.05

The following outstanding instruments were excluded from the computation of diluted earnings per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2018	March 31, 2017
Options	810,572	1,256,448

For the three months ended March 31, 2018, 10,448,213 of potential common stock from the assumed conversion of Exchangeable Notes was excluded from the computation of diluted earnings per share as the effect was anti-dilutive for the period.

18. Commitments and Contingencies

Long-term Purchase Agreements and Advances to Suppliers

The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequacy supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of March 31, 2018 and December 31, 2017, respectively.

The Company, from time to time, may make prepayments to suppliers to procure materials to meet its planned production. The Company recorded prepayments of $7,264 thousand and $7,404 thousand as other current assets as of March 31, 2018 and December 31, 2017, respectively.

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

Recent Developments

Segment Change

In January 2018, as part of our ongoing portfolio optimization effort to realign business processes and streamline our organizational structure, we transferred a portion of our non-OLED display solutions business from our Standards Products Group to our Foundry Services Group. The transferred non-OLED display business has technical and business characteristics more closely aligned with our Foundry Services business than with our Standard Products business, which resided within our Display solutions business line primarily as a result of a long standing customer relationship established many years ago. The transferred non-OLED display business represented $4.4 million and $6.0 million of net sales for the three months ended March 31, 2018 and 2017, respectively.

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

As a result of the Restatement, we have incurred substantial external accounting, legal and other related costs associated with the Restatement and certain litigation and other regulatory investigations and actions related thereto. We recorded Restatement related costs of $10.3 million for the year ended December 31, 2017, which included tax assessment, and associated penalties of $4.3 million, primarily related to non-income-based VAT transactions in the Restatement periods, compared to $7.0 million for the year ended December 31, 2016. For the three months March 31, 2018, the reversal of a $0.8 million accrual related to certain legal fees, incurred in prior periods and reimbursed by insurers in the current quarter, was recorded as a Restatement related gain.

Segments

We report our financial results in two operating segments: Foundry Services Group and Standard Products Group. We identified these segments based on how we allocate resources and assess our performance.

In January 2018, as part of our ongoing portfolio optimization effort to realign business processes and streamline our organizational structure, we transferred a portion of our non-OLED display solutions business from our Standards Products Group to our Foundry Services Group. The transferred non-OLED display business has technical and business characteristics more closely aligned with our Foundry Services business than with our Standard Products business, which resided within our Display solutions business line primarily as a result of a long standing customer relationship established many years ago. We recast comparative segment financial information to conform to this current period change.

•	Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 497 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. For the three months ended March 31, 2018, our Foundry Services Group business represented 46.7% of our net sales and its gross profit was $20.7 million. For the three months ended March 31, 2017, our Foundry Services Group business represented, on an adjusted basis, 51.7% of our net sales and its gross profit was $23.3 million, as adjusted for the segment change as described above.

•	Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. For the three months ended March 31, 2018, our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 53.3% of our net sales and its gross profit was $24.0 million. For the three months ended March 31, 2017, our Standard Products Group business represented, on an adjusted basis, 48.3% of our net sales and its gross profit was $18.2 million, as adjusted for the segment change as described above.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income (Loss) throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other gain, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency gain, net, (v) derivative valuation loss (gain), net, and (vi) restatement related expenses (gain), net. EBITDA for the periods indicated is defined as net income before interest expense, net, income tax expenses, and depreciation and amortization.

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

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(In millions)
Net income	$2.8	$43.7
Interest expense, net	5.1	5.0
Income tax expenses	1.0	0.9
Depreciation and amortization	8.0	6.8
EBITDA	16.8	56.3
Adjustments:
Restructuring and other gain (a)	—	(17.0)
Early termination charges(b)	—	11.1
Equity-based compensation expense(c)	0.7	0.8
Foreign currency gain, net(d)	(1.3)	(41.8)
Derivative valuation loss (gain), net(e)	0.1	(0.6)
Restatement related expenses (gain), net(f)	(0.8)	4.3

Adjusted EBITDA	$15.5	$13.1

(a)	For the three months ended March 31, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business.
(b)	For the three months ended March 31, 2017, this adjustment eliminates the $11.1 million charge related to termination benefits payable under the Headcount Reduction Plan. As these early termination charges are recorded as a result of implementing a company-wide headcount reduction plan and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(d)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
(e)	This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in U.S. dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.
(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. For the three months ended March 31, 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC. For the three months March 31, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the current quarter. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

We present Adjusted Net Income as a further supplemental measure of our performance. We prepare Adjusted Net Income by adjusting net income to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income for a number of reasons, including:

•	we use Adjusted Net Income in communications with our Board of Directors concerning our consolidated financial performance without the impact of non-cash expenses and the other items as we discussed below since we believe that it is a more consistent measure of our core operating results from period to period; and

•	we believe that reporting Adjusted Net Income is useful to readers in evaluating our core operating results because it eliminates the effects of non-cash expenses as well as the other items we discuss below, such as foreign currency gains and losses, which are out of our control and can vary significantly from period to period.

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income, adjusted to exclude (i) restructuring and other gain, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency gain, net, (v) derivative valuation loss (gain), net, and (vi) restatement related expenses (gain), net.

The following table summarizes the adjustments to net income that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(In millions)
Net income	$2.8	$43.7
Adjustments:
Restructuring and other gain(a)	—	(17.0)
Early termination charges(b)	—	11.1
Equity-based compensation expense(c)	0.7	0.8
Foreign currency gain, net(d)	(1.3)	(41.8)
Derivative valuation loss (gain), net(e)	0.1	(0.6)
Restatement related expenses (gain), net(f)	(0.8)	4.3

Adjusted Net Income	$1.4	$0.5

(a)	For the three months ended March 31, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business.
(b)	For the three months ended March 31, 2017, this adjustment eliminates the $11.1 million charge related to termination benefits payable under the Headcount Reduction Plan. As these early termination charges are recorded as a result of implementing a company-wide headcount reduction plan and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
(c)	This adjustment eliminates the impact of non-cash equity-based compensation expenses. Although we expect to incur non-cash equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash expenses as supplemental information.
(d)	This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.
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
(f)	This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. For the three months ended March 31, 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC. For the three months March 31, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the current quarter. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net income to calculate our Adjusted Net Income for the three months ended March 31, 2018 and 2017 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income used to calculate Adjusted Net Income were applied consistently to the periods presented.

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

Because of these limitations, Adjusted Net Income should not be considered as a measure of profitability of our business. We compensate for these limitations by relying primarily on our US GAAP results and using Adjusted Net Income only supplementally.

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

Prior to the adoption of the new revenue standard effective on January 1, 2018, we had historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. After the adoption of the new revenue standard effective on January 1, 2018, we recognize revenue over time for those foundry products without alternative use where we have an enforceable right to payment for the related foundry services completed to date. As we adopted the new revenue standard under the modified retrospective method, we have not changed the comparative information in our interim consolidated financial statements for the three months ended March 31, 2017. Such comparative information continues to be reported under the accounting standards in effect for that period. See “Item 1. Interim Consolidated Financial Statements— Notes to Consolidated Financial Statements— Note 1— Business, Basis of Presentation and Significant Accounting Policies— Basis of Presentation and Recent Accounting Pronouncements” in this Report for further discussion. For the three months ended March 31, 2018 and 2017, we sold products to 263 and 238 customers, respectively, and our net sales to our ten largest customers represented 59% and 62% of our net sales, respectively. We have a combined production capacity of approximately 110,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2018, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of March 31, 2018, the outstanding intercompany loans balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $677.7 million. This amount included an intercompany loan of $75 million executed during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Inventories. We monitor our inventory levels in light of product development changes and market expectations. We may be required to take additional charges for quantities in excess of demand, cost in excess of market value and product age. Our analysis may take into consideration historical usage expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sales of existing products, product age, customer design activity, customer concentration and other factors. These forecasts require us to estimate our ability to predict demand for current and future products and compare those estimates with our current inventory levels and inventory purchase commitments. Our forecasts for our inventory may differ from actual inventory use.

Results of Operations – Comparison of Three Months Ended March 31, 2018 and 2017

The following table sets forth consolidated results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$165.8	100.0%	$161.7	100.0%	$4.1
Cost of sales	121.2	73.1	120.1	74.3	1.1

Gross profit	44.6	26.9	41.6	25.7	3.0

Selling, general and administrative expenses	17.6	10.6	23.1	14.3	(5.5)
Research and development expenses	19.6	11.8	18.0	11.1	1.6
Restructuring and other gain	—	—	(17.0)	(10.5)	17.0
Early termination charges	—	—	11.1	6.9	(11.1)

Operating income	7.4	4.5	6.4	3.9	1.0

Interest expense	(5.5)	(3.3)	(5.2)	(3.2)	(0.3)
Foreign currency gain, net	1.3	0.8	41.8	25.8	(40.5)
Others, net	0.5	0.3	1.6	1.0	(1.1)

	(3.6)	(2.2)	38.2	23.6	(41.9)

Income before income taxes	3.8	2.3	44.6	27.6	(40.8)
Income tax expenses	1.0	0.6	0.9	0.5	0.1

Net income	$2.8	1.7	$43.7	27.0	$(41.0)

Results by segment

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$77.4	46.7%	$83.5	51.7%	$(6.1)
Standard Products Group
Display Solutions	49.7	30.0	42.9	26.5	6.8
Power Solutions	38.7	23.3	35.3	21.8	3.4

Total Standard Products Group	88.4	53.3	78.1	48.3	10.2
All other	0.0	0.0	0.0	0.0	0.0

Total net sales	$165.8	100.0%	$161.7	100.0%	$4.1

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$20.7	26.7%	$23.3	27.9%	$(2.6)
Standard Products Group	24.0	27.2	18.2	23.3	5.8
All other	(0.1)	(451.9)	0.0	100.0	(0.1)

Total gross profit	$44.6	26.9%	$41.6	25.7%	$3.0

Net Sales

Net sales were $165.8 million for the three months ended March 31, 2018, a $4.1 million, or 2.5%, increase compared to $161.7 million for the three months ended March 31, 2017. This increase was primarily due to an increase in revenue related to our Standard Products Group, which was offset in part by a decrease in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $77.4 million for the three months ended March 31, 2018, a $6.1 million, or 7.3%, decrease compared to $83.5 million for the three months ended March 31, 2017. The decrease was primarily attributable to a decrease in demand of low margin product sales from a global power management IC foundry customer.

Standard Products Group. Net sales from our Standard Products Group segment were $88.4 million for the three months ended March 31, 2018, a $10.2 million, or 13.1%, increase compared to $78.1 million for the three months ended March 31, 2017. This increase was primarily attributable to an increase in revenue related to mobile OLED display driver ICs in connection with the introduction of new OLED products in the China smartphone market, which was offset in part by a strategic reduction of low margin LCD business. In addition, the increase was also attributable to a higher demand of MOSFETs for mobile and TV battery products.

All Other. All other net sales were $0.03 million for the three months ended March 31, 2018 and $0.02 million for the three months ended March 31, 2017, respectively.

Gross Profit

Total gross profit was $44.6 million for the three months ended March 31, 2018 compared to $41.6 million for the three months ended March 31, 2017, a $3.0 million, or 7.2%, increase. Gross profit as a percentage of net sales for the three months ended March 31, 2018 increased to 26.9% compared to 25.7% for the three months ended March 31, 2017. The increase in gross profit and gross profit as a percentage of net sales was mainly due to our Standard Products Group segment as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $20.7 million for the three months ended March 31, 2018, a $2.6 million, or 11.2%, decrease compared to $23.3 million for the three months ended March 31, 2017. Gross profit as a percentage of net sales for the three months ended March 31, 2018 decreased to 26.7% compared to 27.9% for the three months ended March 31, 2017. The decrease in gross profit as a percentage of net sales was mainly attributable to a lower utilization rate and an increase in raw wafer prices.

Standard Products Group. Gross profit from our Standard Products Group segment was $24.0 million for the three months ended March 31, 2018, a $5.8 million, or 31.8%, increase from $18.2 million for the three months ended March 31, 2017. Gross profit as a percentage of net sales for the three months ended March 31, 2018 increased to 27.2% compared to 23.3% for the three months ended March 31, 2017. The increase in gross profit as a percentage of net sales was mainly attributable to a better product mix from the increased sales of mobile OLED display driver ICs and high margin power products.

All Other. All other gross profit for the three months ended March 31, 2018 was a negative $0.1 million and $0.02 million for the three months ended March 31, 2017, respectively.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$54.7	33.0%	$65.1	40.2%	$(10.4)
Asia Pacific (other than Korea)	89.7	54.1	79.5	49.1	10.2
United States	9.8	5.9	9.2	5.7	0.7
Europe	11.0	6.6	7.9	4.9	3.1
Others	0.6	0.4	0.1	0.1	0.5

	$165.8	100.0%	$161.7	100.0%	$4.1

Net sales in Korea for the three months ended March 31, 2018 decreased from $65.1 million to $54.7 million compared to the three months ended March 31, 2017, or by $10.4 million, or 16.0%, primarily due to a strategic reduction of low margin LCD business.

Net sales in Asia Pacific (other than Korea) for the three months ended March 31, 2018 increased from $79.5 million to $89.7 million compared to the three months ended March 31, 2017, or by $10.2 million, or 12.9%, primarily due to an increase in revenue related to mobile OLED display driver ICs in connection with the introduction of new OLED products in the China smartphone market.

Net sales in the Europe for the three months ended March 31, 2018 increased from $7.9 million to $11.0 million compared to the three months ended March 31, 2017, or by $3.1 million, or 39.8%, primarily due to an increase in sales of certain products from a global power management IC foundry customer.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.6 million, or 10.6% of net sales, for the three months ended March 31, 2018, compared to $23.1 million, or 14.3% of net sales, for the three months ended March 31, 2017. The decrease of $5.5 million, or 23.9%, was attributable to a $3.0 million civil penalty in connection with our final settlement with the SEC, which was recorded in the first quarter of 2017 and the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the current quarter. The remainder was primarily attributable to a decrease in professional fees mainly comprised of legal and consulting services.

Research and Development Expenses. Research and development expenses were $19.6 million, or 11.8% of net sales, for the three months ended March 31, 2018, compared to $18.0 million, or 11.1% of net sales, for the three months ended March 31, 2017. The increase of $1.6 million, or 9.0%, was primarily attributable to an increase in development activities for new OLED products.

Restructuring and Other Gain. Restructuring and other gain of $17.0 million recorded for the three months ended March 31, 2017 resulted from a $16.6 million restructuring gain on the sale of the building related to the closure of our 6-inch fab and a $0.4 million gain on sale of our sensor business.

Early Termination Charges. Early termination charges of $11.1 million for the three months ended March 31, 2017 were recorded for the termination benefits payable to the employees affected under our Headcount Reduction Plan.

Operating Income

As a result of the foregoing, operating income increased by $1.0 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. As discussed above, the increase in operating income resulted from a $3.0 million increase in gross profit, a $5.5 million decrease in selling, general and administrative expenses and an $11.1 million decrease in early termination charges, which was partially offset by a $17.0 million decrease in restructuring and other gain and an $1.6 million increase in research and development expenses.

Other Income

Interest Expense. Interest expenses were $5.5 million and $5.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Foreign Currency Gains, Net. Net foreign currency gain for the three months ended March 31, 2018 was $1.3 million compared to net foreign currency gain of $41.8 million for the three months ended March 31, 2017. The net foreign currency gain for the three months ended March 31, 2018 and 2017 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the respective period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2018 and March 31, 2017, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $678 million and $663 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended March 31, 2018 and March 31, 2017 was $0.5 million and $1.6 million, respectively.

Income Tax Expenses

Income tax expenses were $1.0 million and $0.9 million for three months ended March 31, 2018 and 2017, respectively, primarily attributable to interest on intercompany loan balances.

Net Income

As a result of the foregoing, net income decreased by $41.0 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. As discussed above, the decrease in net income primarily resulted from a $40.5 million decrease in net foreign currency gain.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2018, we do not have any accounts payable on extended terms or payment deferment with our vendors.

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

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $3.9 million for the three months ended March 31, 2018, compared to $38.7 million for the three months ended March 31, 2017. The net operating cash outflow for the three months ended March 31, 2018 reflects our net income of $2.8 million and adjustments of $12.5 million which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency gain, and a net decrease in operating assets and liabilities of $19.1 million. The decrease in operating assets and liabilities was primarily related to an increase in net inventories as of March 31, 2018, reflecting anticipated sales and the Company’s opportunistic wafer buys. The decrease was also attributable to an increase in unbilled accounts receivable, which is a new line item created in our balance sheet to conform with the new revenue accounting standard and represents our contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order basis, which has not been invoiced to the customer.

Our working capital balance as of March 31, 2018 was $205.2 million compared to $192.1 million as of December 31, 2017. The $13.1 million increase was primarily attributable to a $36.0 million increase in accounts receivable, net (including unbilled accounts receivable), $6.8 million decrease in accrued expenses, which were partially offset by a $16.4 million increase in inventories, net, a $5.4 million decrease in cash and cash equivalents, a $4.9 million increase in deferred revenue and a $3.6 million increase in account payables.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $2.9 million for the three months ended March 31, 2018, compared to $7.0 million of cash outflow used in investing activities for the three months ended March 31, 2017. The $4.1 million decrease was primarily attributable to a $7.2 million net decrease in hedge collateral, which was offset in part by a $2.5 million net increase in plant, property and equipment.

Cash Flows from Financing Activities

Cash inflow provided by financing activities totaled $0.1 million for the three months ended March 31, 2018, compared to $70.6 million of cash inflow provided by financing activities for the three months ended March 31, 2017. The financing cash inflow for the three months ended March 31, 2017 consisted of $80.3 million of net proceeds received from the issuance of the Exchangeable Notes and $1.7 million of proceeds received from the exercise of stock options, which was partly offset by the payment of $11.4 million for the repurchase of 1,795,444 shares of our common stock in January 2017 pursuant to our stock repurchase plan.

Capital Expenditures

We routinely make capital expenditures for fab maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the three months ended March 31, 2018, capital expenditures for plant, property and equipment were $7.3 million, a $2.0 million, or 36.5%, increase from $5.4 million for the three months ended March 31, 2017. The increase was mainly for meeting our customer demand and supporting technology improvements at our fabrication facilities in anticipating of attaining manufacturing efficiency.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2018:

	Payments Due by Period
	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
	(In millions)
Exchangeable Notes(1)	$99.2	$2.2	$4.3	$4.3	$88.4	$—	$—
2021 Notes(2)	277.2	7.5	14.9	14.9	239.9	—	—
Operating lease(3)	29.7	5.3	3.2	3.0	1.4	1.3	15.5
Others(4)	10.9	3.6	3.4	2.9	1.1	—	—

(1)	Interest payments as well as $86.25 million aggregate principal amount of the Exchangeable Notes outstanding as of March 31, 2018, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier converted or redeemed.
(2)	Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of March 31, 2018, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.
(3)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,066.5:1, the exchange rate as of March 31, 2018.
(4)	Includes license agreements and other contractual obligations.

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

We follow accounting guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.5 million as of March 31, 2018. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Although we are obligated to pay severance benefits to eligible employees with one or more years of service upon the termination of their employment based on their length of service and rate pay, we have no obligation to fund the accrued severance benefits. Our accrued severance benefits totaled $151.9 million as of March 31, 2018. Our obligations in connection with severance benefits have been excluded from the above table because we are unable to reasonably estimate the rate of termination and related cash payments for future periods.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, or our 2017 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

A description of our critical accounting policies that involve significant management judgement appears in our 2017 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” Our critical accounting policies for revenue recognition as updated for the adoption of the new revenue standard are disclosed in the following section. There have been no other material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2017 Form 10-K.

Revenue Recognition

We recognize revenue when a performance obligation is satisfied by transferring control over a product or service to a customer. Revenue is measured based on the consideration specified in a contract with a customer in exchange for such product or service.

Our Foundry Services Group manufactures products based on customers’ specific product designs. We recognize revenue over time for those foundry products without alternative use where we have an enforceable right to payment for the related foundry services completed to date. The revenue recognized over time is in proportion of wafer manufacturing costs incurred relative to total estimated costs at completion to measure our performance to date. However, in certain circumstances, we may not have an enforceable right to payment for performed foundry services pursuant to a customer contract or an individual purchase order. In this situation, we recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.

Our Standards Products Group sells products manufactured based on our design. Our Standard Products Group’s products are either standardized with an alternative use or we do not have an enforceable right to payment for the related manufacturing services completed to date. For those products, revenue is recognized when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.

A portion of our sales are made through distributors for which we apply the same revenue recognition guidance as described above. We defer recognition of revenue when we receive cash from certain customers and distributors for the sale of products prior to obtaining an enforceable right to payment for performance completed to date or control of the product being transferred to the customer.

In accordance with the revenue recognition guidance, any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction, and that is collected by us from a customer, is excluded from revenue and presented in the statement of operations on a net basis.

We provide a warranty, under which customers can return defective products. We estimate the costs related to those defective product returns and record them as a component of cost of sales.

In addition, we offer sales returns (other than those that relate to defective products under warranty), cash discounts for early payments, volume rebate and certain allowances to its customers, including distributors. We record reserves for those returns, discounts and allowances as a deduction from sales, based on historical experience and other quantitative and qualitative factors.

Substantially all of our contracts are one year or less in duration. The standard payment terms with customers is generally thirty to sixty days from the time of shipment, product delivery at the customer’s location or customer acceptance, depending on the terms of the related arrangement.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2018 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $3.1 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of March 31, 2018, $86.25 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of March 31, 2018, $225.0 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2017 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2017 Form 10-K and Note 18 to our consolidated financial statements in this Report for additional information.

Item 1A.	Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2017 Form 10-K and other reports we have filed with the SEC. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC.

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2017 Form 10-K.

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

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 9, 2018	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2018	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)