Form 10-Q
period 2018-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2018-08-09
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018, the registrant had 34,495,040 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2018 and 2017	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2018 and 2017	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	54

PART II OTHER INFORMATION		55

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 6.	Exhibits	56

SIGNATURES		57

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30 2018	December 31, 2017
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$131,682	$128,575
Accounts receivable, net	85,570	92,026
Unbilled accounts receivable	35,857	—
Inventories, net	57,456	73,073
Other receivables	8,468	4,292
Prepaid expenses	10,227	9,250
Hedge collateral (Note 7)	10,100	7,600
Other current assets (Notes 7 and 18)	11,023	15,444

Total current assets	350,383	330,260

Property, plant and equipment, net	197,034	205,903
Intangible assets, net	3,966	4,061
Long-term prepaid expenses	13,858	12,791
Other non-current assets	5,851	5,774

Total assets	$571,092	$558,789

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$60,742	$65,940
Other accounts payable	11,123	10,261
Accrued expenses	49,506	51,746
Deferred revenue	13,440	8,335
Other current liabilities (Note 7)	5,149	1,860

Total current liabilities	139,960	138,142

Long-term borrowings, net	304,489	303,416
Accrued severance benefits, net	145,542	148,905
Other non-current liabilities (Note 4)	14,894	7,963

Total liabilities	604,885	598,426

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 42,877,395 shares issued and 34,483,754 outstanding at June 30, 2018 and 42,563,808 shares issued and 34,189,599 outstanding at December 31, 2017	429	426
Additional paid-in capital	139,502	136,259
Accumulated deficit	(51,147)	(40,889)
Treasury stock, 8,393,641shares at June 30, 2018 and 8,374,209 shares at December 31, 2017	(102,518)	(102,319)
Accumulated other comprehensive loss	(20,059)	(33,114)

Total stockholders’ deficit	(33,793)	(39,637)

Total liabilities and stockholders’ equity	$571,092	$558,789

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands of US dollars, except share data)
Net sales	$199,685	$166,685	$365,504	$328,395
Cost of sales	145,831	120,023	267,069	240,163

Gross profit	53,854	46,662	98,435	88,232

Operating expenses
Selling, general and administrative expenses	18,935	17,730	36,557	40,878
Research and development expenses	21,005	16,928	40,585	34,886
Restructuring and other gain	—	—	—	(17,010)
Early termination charges	—	2,262	—	13,369

Total operating expenses	39,940	36,920	77,142	72,123

Operating income	13,914	9,742	21,293	16,109

Interest expense	(5,489)	(5,441)	(10,952)	(10,614)
Foreign currency gain (loss), net	(27,449)	(11,905)	(26,131)	29,881
Other income (expense), net	(960)	83	(441)	1,694

Income (loss) before income taxes	(19,984)	(7,521)	(16,231)	37,070
Income tax expenses	1,521	538	2,511	1,391

Net income (loss)	$(21,505)	$(8,059)	$(18,742)	$35,679

Earnings (loss) per common share—
Basic	$(0.62)	$(0.24)	$(0.55)	$1.06
Diluted	$(0.62)	$(0.24)	$(0.55)	$0.87
Weighted average number of shares—
Basic	34,420,654	33,952,574	34,337,345	33,808,237
Diluted	34,420,654	33,952,574	34,337,345	43,772,115

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands of US dollars)
Net income (loss)	$(21,505)	$(8,059)	$(18,742)	$35,679

Other comprehensive income (loss)
Foreign currency translation adjustments	20,116	9,362	19,633	(25,962)
Derivative adjustments
Fair valuation of derivatives	(1,870)	(1,594)	(1,937)	909
Reclassification adjustment for gain on derivatives included in net income (loss)	(2,035)	(808)	(4,641)	(1,305)

Total other comprehensive income (loss)	16,211	6,960	13,055	(26,358)

Total comprehensive income (loss)	$(5,294)	$(1,099)	$(5,687)	$9,321

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Accumulated Deficit	Treasury Stock		Total
(In thousands of US dollars, except share data)	Shares	Amount
Six Months Ended June 30, 2018:
Balance at December 31, 2017, as previously reported	34,189,599	$426	$136,259	$(40,889)	$(102,319)	$(33,114)	$(39,637)
Impact of adopting the new revenue standard	—	—	—	8,484	—	—	8,484
Balance at January 1, 2018, as adjusted	34,189,599	$426	$136,259	$(32,405)	$(102,319)	$(33,114)	$(31,153)
Stock-based compensation	—	—	2,810	—	—	—	2,810
Exercise of stock options	64,753	1	435	—	—	—	436
Settlement of restricted stock units	248,834	2	(2)	—	—	—	—
Acquisition of treasury stock	(19,432)	—	—	—	(199)	—	(199)
Other comprehensive income, net	—	—	—	—	—	13,055	13,055
Net loss	—	—	—	(18,742)	—	—	(18,742)

Balance at June 30, 2018	34,483,754	$429	$139,502	$(51,147)	$(102,518)	$(20,059)	$(33,793)

Six Months Ended June 30, 2017:
Balance at January 1, 2017	35,048,338	$416	$130,189	$(125,825)	$(90,918)	$14,024	$(72,114)
Stock-based compensation	—	—	1,179	—	—	—	1,179
Exercise of stock options	360,211	4	2,521	—	—	—	2,525
Settlement of restricted stock units	397,522	4	(4)	—	—	—	—
Acquisition of treasury stock	(1,795,444)	—	—	—	(11,401)	—	(11,401)
Other comprehensive loss, net	—	—	—	—	—	(26,358)	(26,358)
Net income	—	—	—	35,679	—	—	35,679

Balance at June 30, 2017	34,010,627	$424	$133,885	$(90,146)	$(102,319)	$(12,334)	$(70,490)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$(18,742)	$35,679
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	15,970	13,531
Provision for severance benefits	9,165	10,776
Amortization of debt issuance costs and original issue discount	1,073	950
Loss (gain) on foreign currency, net	32,369	(35,813)
Restructuring and other gain	—	(17,010)
Stock-based compensation	2,810	1,179
Other	1,053	220
Changes in operating assets and liabilities
Accounts receivable, net	5,305	(9,730)
Unbilled accounts receivable	887	—
Inventories, net	(16,797)	2,646
Other receivables	(4,508)	2,598
Other current assets	2,253	1,135
Accounts payable	(4,473)	(1,919)
Other accounts payable	(5,229)	(7,790)
Accrued expenses	(1,435)	(10,776)
Deferred revenue	5,413	(265)
Other current liabilities	760	(436)
Other non-current liabilities	1,116	(268)
Payment of severance benefits	(5,754)	(18,082)
Other	516	(107)

Net cash provided by (used in) operating activities	21,752	(33,482)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	4,863	6,781
Payment of hedge collateral	(7,490)	(10,036)
Proceeds from disposal of plant, property and equipment	13	1,125
Purchase of plant, property and equipment	(11,432)	(10,807)
Payment for property related to water treatment facility arrangement (Note 4)	(4,283)	—
Payment for intellectual property registration	(574)	(566)
Collection of guarantee deposits	659	1,400
Payment of guarantee deposits	—	(41)
Other	(38)	22

Net cash used in investing activities	(18,282)	(12,122)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	86,250
Payment of debt issuance costs	—	(5,902)
Proceeds from exercise of stock options	435	2,525
Acquisition of treasury stock	—	(11,401)
Proceeds from property related to water treatment facility arrangement (Note 4)	4,283	—

Net cash provided by financing activities	4,718	71,472

Effect of exchange rates on cash, cash equivalents and restricted cash	(5,081)	4,049

Net increase in cash, cash equivalents and restricted cash	3,107	29,917

Cash, cash equivalents and restricted cash
Beginning of the period	128,575	101,606

End of the period	$131,682	$131,523

Supplemental cash flow information
Cash paid for interest	$9,609	$7,980

Cash paid for income taxes	$668	$790

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$2,582	$2,092

Non-cash financing activities
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity- based compensation	$(199)	$—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements, except for the changes below. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2017 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Upon the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) effective on January 1, 2018 (the “new revenue standard”), the Company has updated its accounting policy for revenue recognition as detailed below. As the Company adopted the new revenue standard using the modified retrospective method, which allows the recognition of the cumulative effect of initially applying the new revenue standard as an adjustment to the Company’s equity as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under US GAAP. ASU 2016-02 requires that a lessee recognizes a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those reporting periods using a modified retrospective approach and early adoption is permitted. In January 2018, the FASB issued Accounting Standards Update No 2018-01, “Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”). ASU 2018-01 permits an entity to elect an optional transition practical expedient not to evaluate land easements that exist or expired before the entity’s adoption of 2016-02 and that were not accounted for as leases under previous lease guidance. In July 2018, the FASB issued Accounting Standards Update No 2018-10, “Codification Improvements to Topic 842 Leases” (“ASU 2018-10”). ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The effective date and transition requirements for ASU 2016-02, ASU 2018-01 and ASU 2018-10 are the same. The Company will adopt this standard on January 1, 2019. The Company is currently evaluating the potential impact of adopting this new guidance. In terms of the Company’s evaluation efforts, the Company has assigned internal resources and engaged third party service providers to assist in its evaluation.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, “net cash used in operating” and “net cash used in investing” in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The Company adopted ASU 2016-18 in the first quarter of 2018. As of December 31, 2016, the Company held $18,251 thousand of restricted cash in connection with an arrangement to sell the building that housed the Company’s legacy 6-inch fab. This restricted cash was not previously included in the ending cash balance as of December 31, 2016 within the consolidated statements of cash flows. As a result of adopting ASU 2016-18, the consolidated statement of cash flows for the six months ended June 30, 2017 was revised to include such receipt of restricted cash of $18,251 thousand as cash, cash equivalents and restricted cash as of January 1, 2017, resulting in a cash outflow of $1,809 thousand in operating cash flows, a cash outflow of $17,625 thousand in investing cash flows, and an increase of $1,183 thousand in cash, cash equivalents and restricted cash due to the effect of exchange rates, from what was previously reported.

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

Prior to the adoption of the new revenue standard effective on January 1, 2018, the Company had historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the related arrangement. After the adoption of the new revenue standard effective on January 1, 2018, the Company recognizes revenue over time for those foundry products without alternative use where the Company has an enforceable right to payment for the related foundry services completed to date. As the Company adopted the new revenue standard using the modified retrospective method, it recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the Company’s equity as of January 1, 2018, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for such periods. The cumulative-effect adjustments increased unbilled accounts receivable by $38,307 thousand and decreased inventories, net by $29,823 thousand, resulting in a net increase of $8,484 thousand in the Company’s beginning equity as of January 1, 2018. There was no net income tax impact from those cumulative-effect adjustments due to full allowance on deferred tax assets.

Of the recorded unbilled accounts receivable of $38,307 thousand as of January 1, 2018, $2,769 thousand and $35,038 thousand were billed to customers upon shipment, upon product delivery or upon customer acceptance, depending on the terms of the related arrangement, during the three and six months ended June 30, 2018, respectively. Of the recorded deferred revenue of $8,335 thousand as of December 31, 2017, $136 thousand and $1,222 thousand were recognized as revenue during the three and six months ended June 30, 2018, respectively.

The impacts of adopting the new revenue standard on the Company’s consolidated financial statements for the six months ended June 30, 2018 are as follows (in thousands):

	As of June 30, 2018
	As Reported	Adjustments	Amounts Without Adoption of Topic 606
	(In thousands of US dollars, except share data)
Assets
Current assets
Unbilled accounts receivable	$35,857	$35,857	$—
Inventories, net	57,456	(26,659)	84,115

Total current assets	350,383	9,198	341,185

Total assets	571,092	9,198	561,894

Liabilities and Stockholders’ Equity
Stockholders’ equity
Retained earnings (accumulated deficit)	(51,147)	9,607	(60,754)
Accumulated other comprehensive income (loss)	(20,059)	(409)	(19,650)
Total stockholders’ equity (deficit)	(33,793)	9,198	(42,991)

Total liabilities and stockholders’ deficit	$571,092	$9,198	$561,894

Unbilled accounts receivable represents the Company’s contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order basis, which has not been invoiced to the customer.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	As Adjusted	Amounts Without Adoption of Topic 606	As Reported	As Adjusted	Amounts Without Adoption of Topic 606
	(In thousands of US dollars, except share data)
Net sales	$199,685	$(1,526)	$201,211	$365,504	$(887)	$366,391
Cost of sales	145,831	(2,070)	147,901	267,069	(2,010)	269,079

Gross profit	53,854	544	53,310	98,435	1,123	97,312

Operating income	13,914	544	13,370	21,293	1,123	20,170

Income (loss) before income tax expenses	(19,984)	544	(20,528)	(16,231)	1,123	(17,354)

Net income (loss)	$(21,505)	$544	$(22,049)	$(18,742)	$1,123	$(19,865)

Earnings (loss) per common share—
Basic	$(0.62)	$0.02	$(0.64)	$(0.55)	$0.03	$(0.58)
Diluted	$(0.62)	$0.02	$(0.64)	$(0.55)	$0.03	$(0.58)

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $4,733 thousand and $11,345 thousand for the six months ended June 30, 2018 and 2017, respectively, and these sales resulted in pre-tax losses of $5 thousand and $34 thousand for the six months ended June 30, 2018 and 2017, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of June 30, 2018 and December 31, 2017 consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$10,953	$13,737
Semi-finished goods and work-in-process	35,862	53,148
Raw materials	14,502	12,445
Materials in-transit	838	134
Less: inventory reserve	(4,699)	(6,391)

Inventories, net	$57,456	$73,073

Changes in inventory reserve for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2018		June 30, 2017
Beginning balance	$(4,672)	$(6,391)	$(7,966)	$(7,177)
Change in reserve
Inventory reserve charged to costs of sales	(1,504)	(2,515)	(1,399)	(2,286)
Sale of previously reserved inventory	898	1,118	2,943	3,445

	(606)	(1,397)	1,544	1,159
Write off	339	2,863	983	1,150
Translation adjustments	240	226	142	(429)

Ending balance	$(4,699)	$(4,699)	$(5,297)	$(5,297)

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

4. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2018 and December 31, 2017 are comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Buildings and related structures	$70,194	$69,958
Machinery and equipment	302,207	308,713
Others	45,158	42,497

	417,559	421,168
Less: accumulated depreciation	(235,894)	(231,356)
Land	15,369	16,091

Property, plant and equipment, net	$197,034	$205,903

Aggregate depreciation expenses totaled $15,562 thousand and $13,233 thousand for the six months ended June 30, 2018 and 2017, respectively.

As of June 29, 2018, the Company’s Korean subsidiary entered into an arrangement whereby it acquired a water treatment facility to support its fab in Gumi, Korea from SK Hynix for $4,172 thousand, and sold it for $4,172 thousand to a third party management company that the Company has engaged to run the facility for a 10-year term. This arrangement is accounted for as a financing due to the Company’s Korean subsidiary’s continuing involvement with the facility. As a result, as of June 30, 2018, the Company recorded the acquisition of water treatment facility of $4,172 thousand as property, plant and equipment, net, and the related liabilities of $553 thousand as other current liabilities and $3,619 thousand as other non-current liabilities, which relates to the financing and service portion of the arrangement.

5. Intangible Assets

Intangible assets as of June 30, 2018 and December 31, 2017 are comprised of the following (in thousands):

	June 30, 2018
	Gross amount	Accumulated amortization	Net amount
Technology	$19,288	$(19,288)	$—
Customer relationships	27,702	(27,702)	—
Intellectual property assets	11,180	(7,214)	3,966

Intangible assets, net	$58,170	$(54,204)	$3,966

	December 31, 2017
	Gross amount	Accumulated amortization	Net amount
Technology	$20,194	$(20,194)	$—
Customer relationships	29,002	(29,002)	—
Intellectual property assets	11,319	(7,258)	4,061

Intangible assets, net	$60,515	$(56,454)	$4,061

Aggregate amortization expenses for intangible assets totaled $408 thousand and $298 thousand for the six months ended June 30, 2018 and 2017, respectively.

6. Accrued Expenses

Accrued expenses as of June 30, 2018 and December 31, 2017 are comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Payroll, benefits and related taxes, excluding severance benefits	$16,378	$16,724
Withholding tax attributable to intercompany interest income	19,264	18,138
Interest on senior notes	8,268	8,268
Outside service fees	1,089	1,942
Others	4,507	6,674

Accrued expenses	$49,506	$51,746

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of June 30, 2018 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 18, 2018	Zero cost collar	$20,000	September 2018 to December 2018
June 18, 2018	Forward	$40,000	September 2018 to December 2018
June 27, 2018	Zero cost collar	$32,000	September 2018 to June 2019
June 27, 2018	Forward	$58,000	September 2018 to June 2019

Details of derivative contracts as of December 31, 2017 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 22, 2017	Zero cost collar	$20,000	January 2018 to February 2018
September 28, 2017	Zero cost collar	$54,000	January 2018 to June 2018
September 28, 2017	Forward	$36,000	January 2018 to June 2018

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

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as assets and liabilities as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

Derivatives designated as hedging instruments:		June 30, 2018	December 31, 2017
Asset Derivatives:
Zero cost collars	Other current assets	$—	$2,827
Forward	Other current assets	$—	$2,352
Liability Derivatives:
Zero cost collars	Other current liabilities	$684	$—
Forward	Other current liabilities	$1,911	$—

Offsetting of derivative liabilities as of June 30, 2018 is as follows (in thousands):

As of June 30, 2018	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral received/ pledged
Liability Derivatives:
Zero cost collars	$684	$—	$684	$—	$—	$684
Forward	$1,911	$—	$1,911	$—	$—	$1,911

Offsetting of derivative assets as of December 31, 2017 is as follows (in thousands):

As of December 31, 2017	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2,827	$—	$2,827	$—	$—	$2,827
Forward	$2,352	$—	$2,352	$—	$—	$2,352

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended June 30, 2018 and 2017 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Loss Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017		2018	2017		2018	2017
Zero cost collars	$(1,009)	$(1,620)	Net sales	$865	$808	Other income (expenses), net	$(247)	$(368)
Forwards	$(861)	$26	Net sales	$1,170	$—	Other income (expenses), net	$(1,385)	$(99)

Total	$(1,870)	$(1,594)		$2,035	$808		$(1,632)	$(467)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2018 and 2017 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017		2018	2017
Zero cost collars	$(1,142)	$883	Net sales	$2,191	$1,305	Other income (expenses), net	$(318)	$269
Forwards	$(795)	$26	Net sales	$2,450	$—	Other income (expenses), net	$(1,390)	$(99)

Total	$(1,937)	$909		$4,641	$1,305		$(1,708)	$170

As of June 30, 2018, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next twelve months is $1,280 thousand.

The Company set aside $10,100 thousand and $7,600 thousand of cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) as required for the zero cost collar and forward contracts outstanding as of June 30, 2018 and December 31, 2017, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand and no such cash collateral was required as of June 30, 2018 and December 31, 2017, respectively. These outstanding zero cost collar and forward contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

8. Fair Value Measurements

Fair Value of Financial Instruments

As of June 30, 2018, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value June 30, 2018	Fair Value Measurement June 30, 2018	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$2,595	$2,595	—	$2,595	—

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

Fair Value of Long-term Borrowings

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$82,249	$131,100	$81,576	$127,617
6.625% Senior Notes due July 2021 (Level 2)	$222,240	$218,700	$221,840	$224,719

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

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of June 30, 2018 and 2017, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

9. Long-Term Borrowings

Long-term borrowings as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
5.0% Exchangeable Senior Notes due March 2021	$86,250	$86,250
6.625% Senior Notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(6,761)	(7,834)

Long-term borrowings, net of unamortized discount and debt issuance costs	$304,489	$303,416

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

Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equally to the exchange rate, which will initially be 121.1387 shares of common stock per $1 thousand principal amount of Exchangeable Notes, equivalent to an initial exchange price of approximately $8.26 per share of common stock. The exchange rate will be subject to adjustment in some circumstances, but will not be adjusted for any accrued and unpaid interest. In addition, if a “make-whole fundamental change” (as defined in the Exchangeable Notes indenture (the “Exchangeable Notes Indenture”)) occurs prior to the stated maturity date, the Company will increase the exchange rate for a holder who elects to convert its notes in connection with such make-whole fundamental change in certain circumstances. MagnaChip Semiconductor S.A. may also, under certain circumstances, be required to pay additional amounts to holders of Exchangeable Notes if withholding or deduction is required in a relevant tax jurisdiction.

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three and six months ended June 30, 2018 were $1,418 thousand and $2,829 thousand, respectively. Interest expense related to the Exchangeable Notes for the three and six months ended June 30, 2017 were $1,395 thousand and $2,542 thousand, respectively.

6.625% Senior Notes

On July 18, 2013, the Company issued a $225,000,000 aggregate principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.

The Company can optionally redeem all or a part of the 2021 Notes according to the following schedule: on or after July 15, 2017, the Company may on any one or more occasions redeem all or a part of the 2021 Notes, at a redemption price equal to 101.656% and 100% of the principal amount of the notes redeemed on or after July 15, 2018 and 2019, respectively, plus accrued and unpaid interest and special interest, if any, on the notes redeemed, to the applicable date of redemption.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expenses related to the 2021 Notes for the three and six months ended June 30, 2018 were $3,926 thousand and $7,852 thousand, respectively. Interest expenses related to the 2021 Notes for the three and six months ended June 30, 2017 were $3,914 thousand and $7,826 thousand, respectively.

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2018, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2018		June 30, 2017
Beginning balance	$152,780	$149,795	$140,878	$130,144
Provisions	4,653	9,165	3,390	10,776
Severance payments	(3,507)	(5,754)	(10,558)	(18,082)
Translation adjustments	(7,551)	(6,831)	(2,816)	8,056

	146,375	146,375	130,894	130,894
Less: Cumulative contributions to the National Pension Fund	(236)	(236)	(245)	(245)
Group severance insurance plan	(597)	(597)	(599)	(599)

Accrued severance benefits, net	$145,542	$145,542	$130,050	$130,050

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2018	$—
2019	589
2020	1,093
2021	1,565
2022	1,329
2023	1,791
2024 – 2028	27,725

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

11. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2018 and December 31, 2017, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $685,098 thousand and $677,267 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,121.7:1, 1,071.4:1 using the first base rate as of June 30, 2018, December 31, 2017, respectively, as quoted by the KEB Hana Bank.

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

Income tax expense recorded for three and six months ended June 30, 2018 were $1,521 thousand and was $2,511, respectively. Income tax expense recorded for three and six months ended June 30, 2017 were $538 thousand and was $1,391, respectively. The increase in income tax expenses was primarily attributable to income tax expense recorded for the Korean subsidiary, which is estimated to generate taxable income for the fiscal year ending December 31, 2018, combined with its ability to utilize net operating loss carryforwards up to 70% of taxable income for the year.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted in the U.S (the “Tax Reform Act”). The Tax Reform Act reduces the U.S. federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The key provisions contained in the Tax Reform Act are mandatory deemed repatriation tax, global intangible low tax income and foreign derived intangible income provisions. The Company does not expect that the global intangible low tax income and foreign derived intangible income provisions will have any material impact to its income tax expense. The Company is currently reviewing the provision relating to the mandatory deemed repatriation tax and will complete its assessment before the measurement period ending in December 2018.

15. Geographic and Segment Information

The Company has two operating segments: Foundry Services Group and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer who allocates resources and assesses performance of the business and other activities based on gross profit.

In January 2018, as part of the Company’s ongoing portfolio optimization effort to realign business processes and streamline the Company’s organizational structure, the Company transferred a portion of its non-OLED Display business from the Standard Products Group to the Foundry Services Group. The transferred non-OLED Display business has technical and business characteristics more closely aligned with the Company’s Foundry Services business than with the Company’s Standard Products business, which resided within the Company’s Display Solutions business line primarily as a result of a long standing customer relationship established many years ago. The Company recast comparative segment financial information to conform to this current period change. For the three months ended June 30, 2017, $6,021 thousand of net sales and $1,237 thousand of gross profit, and were reclassified from the Display Solutions business line in the Standard Products Group to the Foundry Services Group. For the six months ended June 30, 2017, $12,035 thousand of net sales and $2,462 thousand of gross profit were reclassified from the Display Solutions business line in the Standard Products Group to the Foundry Services Group.

The following sets forth information relating to the operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017 As Adjusted	June 30, 2018	June 30, 2017 As Adjusted
Net Sales
Foundry Services Group	$80,907	$87,549	$158,336	$171,091
Standard Products Group
Display Solutions	78,712	43,732	128,408	86,597
Power Solutions	40,028	35,314	78,695	70,594

Total Standard Products Group	118,740	79,046	207,103	157,191
All other	38	90	65	113

Total net sales	$199,685	$166,685	$365,504	$328,395

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017 As Adjusted	June 30, 2018	June 30, 2017 As Adjusted
Gross Profit
Foundry Services Group	$22,185	$24,670	$42,849	$47,982
Standard Products Group	31,631	21,902	55,670	40,137
All other	38	90	(84)	113

Total gross profit	$53,854	$46,662	$98,435	$88,232

Upon the adoption of the new revenue standard, the Company’s revenue for Foundry Services Group is disaggregated depending on the timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$22,970	$57,937	$80,907	$25,766	$132,570	$158,336

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	June 30, 2018	June 30, 2017
Korea	$58,060	$67,979
Asia Pacific (other than Korea)	119,725	76,524
U.S.A.	13,593	11,155
Europe	7,619	10,725
Others	688	302

Total	$199,685	$166,685

	Six Months Ended
	June 30, 2018	June 30, 2017
Korea	$112,750	$133,062
Asia Pacific (other than Korea)	209,430	155,988
U.S.A.	23,411	20,322
Europe	18,597	18,578
Others	1,316	445

Total	$365,504	$328,395

For the three months ended June 30, 2018 and 2017, of the Company’s net sales in Asia Pacific (other than Korea), net sales in Greater China (China, Hong Kong and Macau) represented 70.3% and 51.4%, respectively, and net sales in Taiwan represented 23.8% and 34.8%, respectively.

For the six months ended June 30, 2018 and 2017, of the Company’s net sales in Asia Pacific (other than Korea), net sales in Greater China (China, Hong Kong and Macau) represented 69.1% and 50.3%, respectively, and net sales in Taiwan represented 24.1% and 32.2%, respectively.

Net sales from the Company’s top ten largest customers accounted for 67% and 59% for the three months ended June 30, 2018 and 2017, respectively, and 63% and 60% for the six months ended June 30, 2018 and 2017, respectively.

For the three months ended June 30, 2018, the Company had one customer that represented 28.9% of its net sales, and for the six months ended June 30, 2018, the Company had one customer that represented 23.9% of its net sales.

For the three months ended June 30, 2017, the Company had one customer that represented 15.1% of its net sales, and for the six months ended June 30, 2017, the Company had one customer that represented 14.9% of its net sales.

97% of the Company’s property, plant and equipment are located in Korea as of June 30, 2018.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of June 30, 2018 and December 31, 2017, respectively (in thousands):

	June 30, 2018	December 31, 2017
Foreign currency translation adjustments	$(18,780)	$(38,413)
Derivative adjustments	(1,279)	5,299

Total	$(20,059)	$(33,114)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2018 and 2017 are as follows (in thousands):

Three Months Ended June 30, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,896)	$2,626	$(36,270)

Other comprehensive income (loss) before reclassifications	20,116	(1,870)	18,246
Amounts reclassified from accumulated other comprehensive income	—	(2,035)	(2,035)

Net current-period other comprehensive income (loss)	20,116	(3,905)	16,211

Ending balance	$(18,780)	$(1,279)	$(20,059)

Three Months Ended June 30, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,864)	$1,570	$(19,294)

Other comprehensive income (loss) before reclassifications	9,362	(1,594)	7,768
Amounts reclassified from accumulated other comprehensive income	—	(808)	(808)

Net current-period other comprehensive income (loss)	9,362	(2,402)	6,960

Ending balance	$(11,502)	$(832)	$(12,334)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017 are as follows (in thousands):

Six Months Ended June 30, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,413)	$5,299	$(33,114)

Other comprehensive income (loss) before reclassifications	19,633	(1,937)	17,696
Amounts reclassified from accumulated other comprehensive income	—	(4,641)	(4,641)

Net current-period other comprehensive income (loss)	19,633	(6,578)	13,055

Ending balance	$(18,780)	$(1,279)	$(20,059)

Six Months Ended June 30, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$14,460	$(436)	$14,024

Other comprehensive income (loss) before reclassifications	(25,962)	909	(25,053)
Amounts reclassified from accumulated other comprehensive income	—	(1,305)	(1,305)

Net current-period other comprehensive loss	(25,962)	(396)	(26,358)

Ending balance	$(11,502)	$(832)	$(12,334)

There was no income tax impact related to changes in accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

17. Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands of US dollars, except share data)
Basic and diluted loss per share
Net loss	$(21,505)	$(8,059)

Basic weighted average common stock outstanding	34,420,654	33,952,574
Basic and diluted loss per share	$(0.62)	$(0.24)

	Six Months Ended
	June 30, 2018	June 30, 2017
	(In thousands of US dollars, except share data)
Basic Earnings (Loss) per Share
Net income (loss)	$(18,742)	$35,679

Basic weighted average common stock outstanding	34,337,345	33,808,237
Basic earnings (loss) per share	$(0.55)	$1.06
Diluted Earnings (Loss) per Share
Net income (loss)	$(18,742)	$35,679
Add back: Interest expense on Exchangeable Notes	$—	$2,542
Net income (loss) allocated to common stockholders	$(18,742)	$38,221

Basic weighted average common stock outstanding	34,337,345	33,808,237
Net effect of dilutive equity awards	—	439,264
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	—	9,524,614

Diluted weighted average common stock outstanding	34,337,345	43,772,115
Diluted earnings (loss) per share	$(0.55)	$0.87

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Options	2,782,874	3,006,377	2,782,874	1,026,605
Restricted Stock Units	499,889	149,495	499,889	—

For the three and six months ended June 30, 2018 and for the three months ended June 30, 2017, 10,448,213 of potential common stock from the assumed conversion of Exchangeable Notes was excluded from the computation of diluted earnings per share as the effect was anti-dilutive for the period.

18. Commitments and Contingencies

Long-term Purchase Agreements and Advances to Suppliers

The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequacy supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of June 30, 2018 and December 31, 2017, respectively.

The Company, from time to time, may make prepayments to suppliers to procure materials to meet its planned production. The Company recorded prepayments of $8,926 thousand and $7,404 thousand as other current assets as of June 30, 2018 and December 31, 2017, respectively.

SEC Enforcement Staff Review

In March 2014, the Company voluntarily reported to the Securities and Exchange Commission, or the SEC, that the Company’s Audit Committee had determined that the Company incorrectly recognized revenue on certain transactions and as a result would restate its financial statements, and that the Audit Committee had commenced an independent investigation. Over the course of 2014 and the first two quarters of 2015, the Company voluntarily produced documents to the SEC regarding the various accounting issues identified during the independent investigation, and whether the Company’s hiring of an accountant from the Company’s independent registered public accounting firm impacted that accounting firm’s independence. On July 22, 2014, the Staff of the SEC’s Division of Enforcement obtained a Formal Order of Investigation. On March 12, 2015, the SEC issued a subpoena for documents to the Company in connection with its investigation. On May 1, 2017, the SEC announced that it had reached a final settlement with the Company, resolving the SEC’s investigation. In connection therewith, the Company has consented, without admitting or denying the SEC’s findings, to the entry of an administrative order by the SEC directing that the Company cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC regulations. The SEC’s administrative order was entered on May 1, 2017. The SEC imposed a monetary penalty of $3,000 thousand on the Company. In the first quarter ended March 31, 2017, the Company established a reserve in that amount for the potential settlement of this matter. The reserved monetary penalty of $3,000 thousand was paid to the SEC during the second quarter of 2017. The Company also agreed to an undertaking to cooperate fully with the SEC in any and all investigations, litigations or other proceedings relating to or arising from the matters described in the SEC’s order. In connection with the settlement, the SEC considered remedial acts promptly undertaken by the Company and its cooperation with the SEC staff during the course of the investigation. Among other things, as previously disclosed in the Company’s filings with the SEC, the Audit Committee of the Company self-investigated and self-reported the accounting errors, selected new management and implemented various additional controls designed to prevent similar errors going forward.

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our 2017 Form 10-K.

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

Overview

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with over 30 years of operating history, a portfolio of approximately 3,100 registered patents and pending applications and extensive engineering and manufacturing process expertise.

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

Demand for our products and services is driven by overall demand for communications, IoT, consumer, industrial and automotive products and can be adversely affected by periods of weak consumer and enterprise spending or by market share losses by our customers. In order to mitigate the impact of market volatility on our business, we are diversifying our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our worldwide customer base, if we are not effective in competing in these markets our operating results may be adversely affected.

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

Recent Developments

Water Treatment Facility Arrangement

As of June 29, 2018, we entered into an arrangement whereby we acquired a water treatment facility to support our fab in Gumi, Korea from SK Hynix for $4.2 million, and sold it for $4.2 million to a third party management company that we have engaged to run the facility for a 10-year term. This arrangement is accounted for as a financing due to the Company’s Korean subsidiary’s continuing involvement with the facility. As a result, as of June 30, 2018, we recorded the acquisition of water treatment facility of $4.2 million as property, plant and equipment, net, and the related liabilities of $0.6 million as other current liabilities and $3.6 million as other non-current liabilities, which relates to the financing and service portion of the arrangement.

Segment Change

In January 2018, as part of our ongoing portfolio optimization effort to realign business processes and streamline our organizational structure, we transferred a portion of our non-OLED display solutions business from our Standards Products Group to our Foundry Services Group. The transferred non-OLED display business has technical and business characteristics more closely aligned with our Foundry Services business than with our Standard Products business, which resided within our Display solutions business line primarily as a result of a long standing customer relationship established many years ago. The transferred non-OLED display business represented $3.7 million and $8.1 million of net sales for the three and six months ended June 30, 2018, respectively. The corresponding non-OLED display business represented $6.0 million and $12.0 million of net sales for the three and six months ended June 30, 2017, respectively

Tax Audit

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

On May 1, 2017, the SEC announced that it had reached a final settlement with us, resolving the SEC’s investigation, as detailed in “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18. Commitments and Contingencies” in this Report. In connection therewith, we have consented, without admitting or denying the SEC’s findings, to the entry of an administrative order by the SEC directing that we cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC regulations. The SEC’s administrative order was entered on May 1, 2017. The SEC imposed a monetary penalty of $3.0 million on us. In the first quarter ended March 31, 2017, we established a reserve in that amount for the potential settlement of this matter and recorded it as selling, general and administrative expense in the consolidated statements of operations for the three months ended March 31, 2017. The reserved monetary penalty of $3.0 million was paid to the SEC during the second quarter of 2017.

As a result of the Restatement, we have incurred substantial external accounting, legal and other related costs associated with the Restatement and certain litigation and other regulatory investigations and actions related thereto. We recorded Restatement related costs of $10.3 million for the year ended December 31, 2017, which included tax assessment, and associated penalties of $4.3 million, primarily related to non-income-based VAT transactions in the Restatement periods, compared to $7.0 million of Restatement related costs for the year ended December 31, 2016. For the three months March 31, 2018, the reversal of a $0.8 million accrual related to certain legal fees, incurred in prior periods and reimbursed by insurers in the current quarter, was recorded as a Restatement related gain.

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

•

Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 500 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. For the six months ended June 30, 2018, our Foundry Services Group business represented 43.3% of our net sales and its gross profit was $42.8 million. For the six months ended June 30, 2017, our Foundry Services Group business represented, on an adjusted basis, 52.1% of our net sales and its gross profit was $48.0 million, as adjusted for the segment change as described above.

•

Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. For the six months ended June 30, 2018, our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 56.7% of our net sales and its gross profit was $55.7 million. For the six months ended June 30, 2017, our Standard Products Group business represented, on an adjusted basis, 47.9% of our net sales and its gross profit was $40.1 million, as adjusted for the segment change as described above.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other gain, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, and (vi) restatement related expenses (gain), net. EBITDA for the periods indicated is defined as net income before interest expense, net, income tax expenses, and depreciation and amortization.

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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In millions)
Net income (loss)	$(21.5)	$(18.7)	$(8.1)	$35.7
Interest expense, net	5.1	10.2	5.2	10.2
Income tax expenses	1.5	2.5	0.5	1.4
Depreciation and amortization	8.0	16.0	6.8	13.5
EBITDA	$(6.9)	$9.9	$4.4	$60.8
Adjustments:
Restructuring and other gain (a)	—	—	—	(17.0)
Early termination charges(b)	—	—	2.3	13.4
Equity-based compensation expense(c)	1.3	2.0	0.3	1.2
Foreign currency loss (gain), net(d)	27.4	26.1	11.9	(29.9)
Derivative valuation loss (gain), net(e)	1.6	1.7	0.5	(0.2)
Restatement related expenses (gain), net(f)	—	(0.8)	0.9	5.2

Adjusted EBITDA	$23.5	$39.0	$20.3	$33.4

(a)

For the six months ended June 30, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business.

(b)

This adjustment eliminates the charges related to the reduction of workforce through the Headcount Reduction Plan in the first half of 2017. As these early termination charges are recorded as a result of implementing a company-wide headcount reduction plan and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

(f)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. For the six months ended June 30, 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC. For the six months June 30, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the current quarter. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income, adjusted to exclude (i) restructuring and other gain, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, and (vi) restatement related expenses (gain), net.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In millions)
Net income (loss)	$(21.5)	$(18.7)	$(8.1)	$35.7
Adjustments:
Restructuring and other gain(a)	—	—	—	(17.0)
Early termination charges(b)	—	—	2.3	13.4
Equity-based compensation expense(c)	1.3	2.0	0.3	1.2
Foreign currency loss (gain), net(d)	27.4	26.1	11.9	(29.9)
Derivative valuation loss (gain), net(e)	1.6	1.7	0.5	(0.2)
Restatement related expenses (gain), net(f)	—	(0.8)	0.9	5.2

Adjusted Net Income	$8.9	$10.3	$7.8	$8.3

(a)

For the six months ended June 30, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business.

(b)

This adjustment eliminates the charges related to the reduction of workforce through the Headcount Reduction Plan in the first half of 2017. As these early termination charges are recorded as a result of implementing a company-wide headcount reduction plan and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

(f)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. For the six months ended June 30, 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC. For the six months June 30, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the current quarter. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

There was no tax impact from the adjustments to net income to calculate our Adjusted Net Income for the six months ended June 30, 2018 and 2017 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income used to calculate Adjusted Net Income were applied consistently to the periods presented.

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

Factors Affecting Our Results of Operations

Net Sales. We derive virtually all of our sales (net of sales returns and allowances) from two segments: Foundry Services Group and Standard Products Group. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Korea, the United States, Japan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region. Our net sales from All other consist principally of the disposal of scrap materials.

Prior to the adoption of the new revenue standard effective on January 1, 2018, we had historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. After the adoption of the new revenue standard effective on January 1, 2018, we recognize revenue over time for those foundry products without alternative use where we have an enforceable right to payment for the related foundry services completed to date. As we adopted the new revenue standard under the modified retrospective method, we have not changed the comparative information in our interim consolidated financial statements for the six months ended June 30, 2017. Such comparative information continues to be reported under the accounting standards in effect for that period. See “Item 1. Interim Consolidated Financial Statements— Notes to Consolidated Financial Statements— Note 1— Business, Basis of Presentation and Significant Accounting Policies— Basis of Presentation and Recent Accounting Pronouncements” in this Report for further discussion. For the six months ended June 30, 2018 and 2017, we sold products to 306 and 284 customers, respectively, and our net sales to our ten largest customers represented 63% and 60% of our net sales, respectively. We have a combined production capacity of approximately 112,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Material Costs. Our cost of material consists of costs of raw materials, such as silicon wafers, chemicals, gases and tape and packaging supplies. We use processes that require specialized raw materials, such as silicon wafers, that are generally available from a limited number of suppliers. If demand increases or supplies decrease, the costs of our raw materials could increase significantly.

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2018, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of June 30, 2018, the outstanding intercompany loans balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $685.1 million. This amount included an intercompany loan of $75.0 million executed during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Capital Expenditures. We primarily invest in manufacturing equipment, software design tools and other tangible assets mainly for fab maintenance, capacity expansion and technology improvement. Capacity expansions and technology improvements typically occur in anticipation of increases in demand. We typically pay for capital expenditures in partial installments with portions due on order, delivery and final acceptance. Our capital expenditures mainly include our payments for the purchase of property, plant and equipment.

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

Results of Operations – Comparison of Three Months Ended June 30, 2018 and 2017

The following table sets forth consolidated results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$199.7	100.0%	$166.7	100.0%	$33.0
Cost of sales	145.8	73.0	120.0	72.0	25.8

Gross profit	53.9	27.0	46.7	28.0	7.2

Selling, general and administrative expenses	18.9	9.5	17.7	10.6	1.2
Research and development expenses	21.0	10.5	16.9	10.2	4.1
Early termination charges	—	—	2.3	1.4	(2.3)

Operating income	13.9	7.0	9.7	5.8	4.2

Interest expense	(5.5)	(2.7)	(5.4)	(3.3)	(0.0)
Foreign currency loss, net	(27.4)	(13.7)	(11.9)	(7.1)	(15.5)
Others, net	(1.0)	(0.5)	0.1	0.0	(1.0)

	(33.9)	(17.0)	(17.3)	(10.4)	(16.6)

Loss before income taxes	(20.0)	(10.0)	(7.5)	(4.5)	(12.5)
Income tax expenses	1.5	0.8	0.5	0.3	1.0

Net loss	$(21.5)	(10.8)	$(8.1)	(4.8)	$(13.4)

Results by segment

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$80.9	40.5%	$87.5	52.5%	$(6.6)
Standard Products Group
Display Solutions	78.7	39.4	43.7	26.2	35.0
Power Solutions	40.0	20.0	35.3	21.2	4.7

Total Standard Products Group	118.7	59.5	79.0	47.4	39.7
All other	0.0	0.0	0.1	0.1	(0.1)

Total net sales	$199.7	100.0%	$166.7	100.0%	$33.0

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$22.2	27.4%	$24.7	28.2%	$(2.5)
Standard Products Group	31.6	26.6	21.9	27.7	9.7
All other	0.0	100.0	0.1	100.0	(0.1)

Total gross profit	$53.9	27.0	$46.7	28.0	$7.2

Net Sales

Net sales were $199.7 million for the three months ended June 30, 2018, a $33.0 million, or 19.8%, increase compared to $166.7 million for the three months ended June 30, 2017. This increase was primarily attributable to an increase in revenue from our Standard Products Group, which was offset in part by a decrease in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $80.9 million for the three months ended June 30, 2018, a $6.6 million, or 7.6%, decrease compared to $87.5 million for the three months ended June 30, 2017. The decrease was primarily attributable to a decrease in demand of low margin product sales from a global power management IC foundry customer and a net decrease in demand of our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets.

Standard Products Group. Net sales from our Standard Products Group segment were $118.7 million for the three months ended June 30, 2018, a $39.7 million, or 50.2%, increase compared to $79.0 million for the three months ended June 30, 2017. This increase was primarily attributable to an increase in revenue related to a sharp improvement in mobile OLED display driver ICs in connection with the introduction of new OLED smartphones from China manufacturers, which was offset in part by a strategic reduction of low margin LCD business. In addition, the increase was also attributable to a higher demand of MOSFETs for TV and mobile battery products.

All Other. All other net sales were $0.04 million for the three months ended June 30, 2018 and $0.1 million for the three months ended June 30, 2017, respectively.

Gross Profit

Total gross profit was $53.9 million for the three months ended June 30, 2018 compared to $46.7 million for the three months ended June 30, 2017, a $7.2 million, or 15.4%, increase. Gross profit as a percentage of net sales for the three months ended June 30, 2018 decreased to 27.0% compared to 28.0% for the three months ended June 30, 2017. The decrease in gross profit as a percentage of net sales was due to both of our Foundry Services Group and Standard Products Group segments as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $22.2 million for the three months ended June 30, 2018, a $2.5 million, or 10.1%, decrease compared to $24.7 million for the three months ended June 30, 2017. Gross profit as a percentage of net sales for the three months ended June 30, 2018 decreased to 27.4% compared to 28.2% for the three months ended June 30, 2017. The decrease in gross profit as a percentage of net sales was mainly attributable to an unfavorable product mix, a lower utilization rate, which was affected in part by a strategic reduction of low margin LCD business, and an increase in raw wafer prices.

Standard Products Group. Gross profit from our Standard Products Group segment was $31.6 million for the three months ended June 30, 2018, a $9.7 million, or 44.4%, increase from $21.9 million for the three months ended June 30, 2017. Gross profit as a percentage of net sales for the three months ended June 30, 2018 decreased to 26.6% compared to 27.7% for the three months ended June 30, 2017. The increase in gross profit was primarily attributable to an increase in revenue of mobile OLED display driver ICs. Gross profit as a percentage of net sales decreased due to a change in the product mix.

All Other. All other gross profit was $0.04 million for the three months ended June 30, 2018 and $0.1 million for the three months ended June 30, 2017, respectively.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$58.1	29.1%	$68.0	40.8%	$(9.9)
Asia Pacific (other than Korea)	119.7	60.0	76.5	45.9	43.2
United States	13.6	6.8	11.2	6.7	2.4
Europe	7.6	3.8	10.7	6.4	(3.1)
Others	0.7	0.3	0.3	0.2	0.4

	$199.7	100.0%	$166.7	100.0%	$33.0

Net sales in Korea for the three months ended June 30, 2018 decreased from $68.0 million to $58.1 million compared to the three months ended June 30, 2017, or by $9.9 million, or 14.6%, primarily due to a strategic reduction of low margin LCD business. This was offset in part by an increase in revenue related to the introduction of new OLED display driver ICs.

Net sales in Asia Pacific (other than Korea) for the three months ended June 30, 2018 increased from $76.5 million to $119.7 million compared to the three months ended June 30, 2017, or by $43.2 million, or 56.5%, primarily due to an increase in revenue related to a sharp improvement in mobile OLED display driver ICs in connection with the introduction of new OLED smartphones from China manufacturers.

Net sales in the United States for the three months ended June 30, 2018 increased from $11.2 million to $13.6 million compared to the three months ended June 30, 2017, or by $2.4 million, or 21.9%, primarily due to an increase in sales of certain products from a global power management IC foundry customer.

Net sales in Europe for the three months ended June 30, 2018 decreased from $10.7 million to $7.6 million compared to the three months ended June 30, 2017, or by $3.1 million, or 29.0%, primarily due to lower demand of our foundry service from a customer serving the high-end smartphone market, which was offset in part by an increase in sales of certain products from a global power management IC foundry customer.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.9 million, or 9.5% of net sales, for the three months ended June 30, 2018, compared to $17.7 million, or 10.6% of net sales, for the three months ended June 30, 2017. The increase of $1.2 million, or 6.8%, was primarily attributable to an increase in equity-based compensation and an adjustment recorded in the second quarter of 2017 related to certain accruals for performance-based compensation expense estimated based on our latest financial assumptions. This increase was in part offset by a decrease in restatement related professional fees mainly comprised of legal fees.

Research and Development Expenses. Research and development expenses were $21.0 million, or 10.5% of net sales, for the three months ended June 30, 2018, compared to $16.9 million, or 10.2% of net sales, for the three months ended June 30, 2017. The increase of $4.1 million, or 24.1%, was primarily attributable to an increase in development activities for new OLED products.

Early Termination Charges. Early termination charges of $2.3 million for the three months ended June 30, 2017 were recorded for the termination benefits payable to the employees affected under our Headcount Reduction Plan.

Operating Income

As a result of the foregoing, operating income increased by $4.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. As discussed above, the increase in operating income resulted from a $7.2 million increase in gross profit, a $2.3 million decrease in early termination charges, which was partially offset by an $1.2 million increase in selling, general and administrative expenses and a $4.1 million increase in research development expenses.

Other Income (Expense)

Interest Expense. Interest expenses were $5.5 million and $5.4 million for the three months ended June 30, 2018 and June 30, 2017, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended June 30, 2018 was $27.4 million compared to net foreign currency loss of $11.9 million for the three months ended June 30, 2017. The net foreign currency loss for the three months ended June 30, 2018 and 2017 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the periods.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2018 and June 30, 2017, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $685 million and $671 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended June 30, 2018 and June 30, 2017 was negative $1.0 million and $0.1 million, respectively.

Income Tax Expenses

Income tax expenses for the three months ended June 30, 2018 and 2017 were $1.5 million and $0.5 million, respectively. The increase in income tax expenses was primarily attributable to an increase in income tax expense for our Korean subsidiary, which is estimated to generate taxable income for the fiscal year ending December 31, 2018, combined with its ability to utilize net operating loss carryforwards up to 70% of taxable income for the year.

Net Loss

As a result of the foregoing, net loss increased by $13.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. As discussed above, the increase in net loss primarily resulted from a $15.5 million increase in net foreign currency loss, which was partially offset by a $4.2 million increase in operating income.

Results of Operations – Comparison of Six Months Ended June 30, 2018 and 2017

The following table sets forth consolidated results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$365.5	100.0%	$328.4	100.0%	$37.1
Cost of sales	267.1	73.1	240.2	73.1	26.9

Gross profit	98.4	26.9	88.2	26.9	10.2

Selling, general and administrative expenses	36.6	10.0	40.9	12.4	(4.3)
Research and development expenses	40.6	11.1	34.9	10.6	5.7
Restructuring and other gain	—	—	(17.0)	(5.2)	17.0
Early termination charges	—	—	13.4	4.1	(13.4)

Operating income	21.3	5.8	16.1	4.9	5.2

Interest expense	(11.0)	(3.0)	(10.6)	(3.2)	(0.3)
Foreign currency gain (loss), net	(26.1)	(7.1)	29.9	9.1	(56.0)
Others, net	(0.4)	(0.1)	1.7	0.5	(2.1)

	(37.5)	(10.3)	21.0	6.4	(58.5)

Income (loss) before income taxes	(16.2)	(4.4)	37.1	11.3	(53.3)
Income tax expenses	2.5	0.7	1.4	0.4	1.1

Net income (loss)	$(18.7)	(5.1)	$35.7	10.9	$(54.4)

Results by segment

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$158.3	43.3%	$171.1	52.1%	$(12.8)
Standard Products Group
Display Solutions	128.4	35.1	86.6	26.4	41.8
Power Solutions	78.7	21.5	70.6	21.5	8.1

Total Standard Products Group	207.1	56.7	157.2	47.9	49.9
All other	0.1	0.0	0.1	0.0	(0.0)

Total net sales	$365.5	100.0%	$328.4	100.0%	$37.1

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$42.8	27.1%	$48.0	28.0%	$(5.1)
Standard Products Group	55.7	26.9	40.1	25.5	15.5
All other	(0.1)	(129.2)	0.1	100.0	(0.2)

Total gross profit	$98.4	26.9	$88.2	26.9	$10.2

Net Sales

Net sales were $365.5 million for the six months ended June 30, 2018, a $37.1 million, or 11.3%, increase compared to $328.4 million for the six months ended June 30, 2017. This increase was primarily attributable to an increase in revenue from our Standard Products Group, which was offset in part by a decrease in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $158.3 million for the six months ended June 30, 2018, a $12.8 million, or 7.5%, decrease compared to net sales of $171.1 million for the six months ended June 30, 2017. The decrease was primarily attributable to a decrease in demand of low margin product sales from a global power management IC foundry customer.

Standard Products Group. Net sales from our Standard Products Group segment were $207.1 million for the six months ended June 30, 2018, a $49.9 million, or 31.8%, increase compared to $157.2 million for the six months ended June 30, 2017. This increase was primarily attributable to an increase in revenue related to a sharp improvement in mobile OLED display driver ICs in connection with the introduction of new OLED smartphones from China manufacturers, which was offset in part by a strategic reduction of low margin LCD business. In addition, the increase was also attributable to a higher demand of MOSFETs for TV and mobile battery products.

All Other. All other net sales were $0.1 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Gross Profit

Total gross profit was $98.4 million for the six months ended June 30, 2018 compared to $88.2 million for the six months ended June 30, 2017, a $10.2 million, or 11.6%, increase. Gross profit as a percentage of net sales for the six months ended June 30, 2018 was 26.9%, about flat compared to 26.9% for the six months ended June 30, 2017. The increase in gross profit as a percentage of net sales from our Standard Products Group was offset by a decrease in gross profit as a percentage of net sales from our Foundry Services Group.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $42.8 million for the six months ended June 30, 2018, a $5.1 million, or 10.7%, decrease compared to $48.0 million for the six months ended June 30, 2017. Gross profit as a percentage of net sales for the six months ended June 30, 2018 decreased to 27.1% compared to 28.0% for the six months ended June 30, 2017. The decrease in gross profit as a percentage of net sales was mainly attributable to an unfavorable product mix and a lower utilization rate, which was affected in part by a strategic reduction of low margin LCD business, and an increase in raw wafer prices.

Standard Products Group. Gross profit from our Standard Products Group segment was $55.7 million for the six months ended June 30, 2018, a $15.5 million, or 38.7%, increase from $40.1 million for the six months ended June 30, 2017. Gross profit as a percentage of net sales for the six months ended June 30, 2018 increased to 26.9% compared to 25.5% for the six months ended June 30, 2017. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in revenue of mobile OLED display driver ICs, which was offset in part by an unfavorable mix.

All Other. All other gross profit was negative $0.1 million for the six months ended June 30, 2018 and $0.1 million for the six months ended June 30, 2017, respectively

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$112.7	30.8%	$133.1	40.5%	$(20.3)
Asia Pacific (other than Korea)	209.4	57.3	156.0	47.5	53.4
United States	23.4	6.4	20.3	6.2	3.1
Europe	18.6	5.1	18.6	5.7	0.0
Others	1.3	0.4	0.4	0.1	0.9

	$365.5	100.0%	$328.4	100.0%	$37.1

Net sales in Korea for the six months ended June 30, 2018 decreased from $133.1 million to $112.7 million compared to the six months ended June 30, 2017, or by $20.3 million, or 15.3%, primarily due to a strategic reduction of low margin LCD business. This was offset in part by an increase in revenue related to the introduction of new OLED display driver ICs.

Net sales in Asia Pacific for the six months ended June 30, 2018 increased from $156.0 million to $209.4 million compared to the six months ended June 30, 2017, or by $53.4 million, or 34.3%, primarily due to an increase in revenue related to a sharp improvement in mobile OLED display driver ICs in connection with the introduction of new OLED smartphones from China manufacturers.

Net sales in the United States for the six months ended June 30, 2018 increased from $20.3 million to $23.4 million compared to the six months ended June 30, 2017, or by $3.1 million, or 15.2%, primarily due to an increase in sales of certain products from a global power management IC foundry customer.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $36.6 million, or 10.0% of net sales, for the six months ended June 30, 2018, compared to $40.9 million, or 12.4% of net sales, for the six months ended June 30, 2017. The decrease of $4.3 million, or 10.6%, was mainly attributable to a $3.0 million civil penalty in connection with our final settlement with the SEC, which was recorded in the first quarter of 2017 and the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the first quarter of 2018. The remainder was primarily attributable to a decrease in professional fees mainly comprised of legal and consulting services, which was offset in part by an increase in equity-based compensation.

Research and Development Expenses. Research and development expenses were $40.6 million, or 11.1% of net sales, for the six months ended June 30, 2018, compared to $34.9 million, or 10.6% of net sales, for the six months ended June 30, 2017. The increase of $5.7 million, or 16.3%, was primarily attributable to an increase in development activities for new OLED products.

Restructuring and Other Gain. Restructuring and other gain, net of $17.0 million recorded for the six months ended June 30, 2017 resulted from a $16.6 million restructuring gain on the sale of the building related to the closure of our 6-inch fab and a $0.4 million gain on sale of our sensor business.

Early Termination Charges. Early termination charges of $13.4 million for the six months ended June 30, 2017 were recorded for the termination benefits payable to the employees affected under our Headcount Reduction Plan.

Operating Income

As a result of the foregoing, operating income increased by $5.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. As discussed above, the increase in operating income resulted from a $10.2 million increase in gross profit, a $13.4 million decrease in early termination charges and $4.3 million decrease in selling, general and administrative expenses, which was partially offset by a $17.0 million decrease in restructuring and other gain and a $5.7 million increase in research development expenses.

Other Income (Expense)

Interest Expense. Interest expenses were $11.0 million and $10.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the six months ended June 30, 2018 was $26.1 million compared to net foreign currency gain of $29.9 million for the six months ended June 30, 2017. The net foreign currency loss for the six months ended June 30, 2018 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency gain for the six months ended June 30, 2017 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2018 and June 30, 2017, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $685 million and $671 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the six months ended June 30, 2018 and June 30, 2017 was negative $0.4 million and $1.7 million, respectively.

Income Tax Expenses

Income tax expenses for the six months ended June 30, 2018 and 2017 were $2.5 million and $1.4 million, respectively. The increase in income tax expenses was primarily attributable to an increase in income tax expense for our Korean subsidiary, which is estimated to generate taxable income for the fiscal year ending December 31, 2018, combined with its ability to utilize net operating loss carryforwards up to 70% of taxable income for the year.

Net Loss

As a result of the foregoing, net loss increased by $54.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. As discussed above, the increase in net loss primarily resulted from a $56.0 million increase in net foreign currency loss, which was partially offset by a $5.2 million increase in operating income.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2018, we do not have any accounts payable on extended terms or payment deferment with our vendors.

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

Cash Flows from Operating Activities

Cash inflow provided by operating activities totaled $21.8 million for the six months ended June 30, 2018, compared to $33.5 million of cash outflow used in operating activities for the six months ended June 30, 2017. The net operating cash inflow for the six months ended June 30, 2018 reflects our net loss of $18.7 million and favorable adjustments of $62.4 million which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency loss, and a net decrease in operating assets and liabilities of $21.9 million. The decrease in operating assets and liabilities was primarily related to a decrease in net inventories as of June 30, 2018 compared to that as of December 31, 2017.

Our working capital balance as of June 30, 2018 was $210.4 million compared to $192.1 million as of December 31, 2017. The $18.3 million increase was primarily attributable to a $35.9 million increase in unbilled accounts receivable, which was a new item created in our balance sheet to conform with the new revenue recognition standard and represented our contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order basis, which had not been invoiced to the customer. This increase in unbilled accounts receivable was offset in part by a $15.6 million decrease in our net inventories.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $18.3 million and $12.1 million for the six months ended June 30, 2018 and 2017, respectively. The $6.2 million increase was primarily attributable to a $6.0 million net increase in purchase of plant, property and equipment, including a $4.3 million increase in payment for the purchase of certain facilities related to a water treatment facility arrangement.

Cash Flows from Financing Activities

Cash inflow provided by financing activities totaled $4.7 million for the six months ended June 30, 2018, compared to $71.5 million of cash inflow provided by financing activities for the six months ended June 30, 2017. The financing cash inflow for the six months ended June 30, 2018 was primarily attributable to proceeds of $4.3 million in connection with the water treatment facility arrangement. The financing cash inflow for the six months ended June 30, 2017 consisted of $80.3 million of net proceeds received from the issuance of the Exchangeable Notes and $2.5 million of proceeds received from the exercise of stock options, which was partly offset by the payment of $11.4 million for the repurchase of 1,795,444 shares of our common stock in January 2017 pursuant to our stock repurchase plan.

Capital Expenditures

We routinely make capital expenditures for fab maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the six months ended June 30, 2018, capital expenditures were $15.7 million, a $4.9 million, or 45.4%, increase from $10.8 million for the six months ended June 30, 2017. The capital expenditures for the six months ended June 30, 2018 were for meeting our customer demand, and supporting technology and facility improvements at our fabrication facilities.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2018:

	Payments Due by Period
	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
	(In millions)
Exchangeable Notes(1)	$99.2	$2.2	$4.3	$4.3	$88.4	$—	$—
2021 Notes(2)	277.2	7.5	14.9	14.9	239.9	—	—
Operating lease(3)	27.8	3.4	3.5	3.0	1.4	1.3	15.2
Water Treatment Services(3)(4)	61.8	4.4	8.7	8.6	8.6	8.5	23.1
Others(5)	22.1	6.3	7.3	7.4	1.1	—	—

(1)

Interest payments as well as $86.25 million aggregate principal amount of the Exchangeable Notes outstanding as of June 30, 2018, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier converted or redeemed.

(2)

Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of June 30, 2018, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.

(3)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,121.7:1, the exchange rate as of June 30, 2018.
(4)	Includes future payments for water treatment services based on contractual terms for our fabs in Korea.
(5)	Includes license agreements, funding obligations for the accrued severance benefits and other contractual obligations.

The indentures relating to the Exchangeable Notes and the 2021 Notes contain covenants as detailed in “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 9. Long-Term Borrowings” in this Report. Those covenants are subject to a number of exceptions and qualifications. Certain of those restrictive covenants will terminate if the Exchangeable Notes or the 2021 Notes are rated investment grade at any time.

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We are a party to the arrangements for the water treatment facilities in Cheongju and Gumi, Korea, which includes a 5-year and 10-year service agreements, respectively.

Beginning in July 2018, we contribute a certain percentage of severance benefits, accrued for eligible employees for their services from January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to certain severance insurance deposit accounts from our accrued severance benefits. Our accrued severance benefits totaled $145.5 million as of June 30, 2018 and no such contribution was made as of June 30, 2018. Our related cash payments for future contributions have been included in the amount of $2.7 million, $2.7 million and $3.6 million for the second half of 2018, 2019 and 2020, respectively, to the extent that our obligations are contractual, fixed and reasonably estimable.

We follow accounting guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.5 million as of June 30, 2018. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2018 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.8 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of June 30, 2018, $86.25 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of June 30, 2018, $225.0 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent changes in international trade policy and the imposition and threats of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since March of 2018, the U.S. and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs globally, and between the U.S. and China specifically, may negatively impacting China’s overall economic condition, which could negatively affect demand for the Company’s products in China and materially and adversely affect our business and results of operations from our customers serving the China markets. Furthermore, imposition of tariffs could increase costs of the end-user products we supply or those manufactured by our Foundry Services Group, which could in turn cause a decrease in the sales of our products and services and materially and adversely affect our business and results of operations.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Employment Agreement with Young-Joon Kim, dated April 26, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2018).

10.2	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2018).

10.3	Form of Restricted Stock Units Agreement (TSR Performance) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 27, 2018).

10.4	Form of Restricted Stock Units Agreement (AOP Performance) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 27, 2018).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 9, 2018	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2018	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)