Form 10-Q
period 2018-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2018-11-07
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2018, the registrant had 34,621,962 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2018 and 2017	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

PART II OTHER INFORMATION		59

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 6.	Exhibits	60

SIGNATURES		61

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$133,482	$128,575
Accounts receivable, net	103,221	92,026
Unbilled accounts receivable	35,837	—
Inventories, net	71,532	73,073
Other receivables	7,510	4,292
Prepaid expenses	15,481	9,250
Hedge collateral (Note 7)	6,970	7,600
Other current assets (Notes 7 and 18)	10,711	15,444

Total current assets	384,744	330,260

Property, plant and equipment, net	200,393	205,903
Intangible assets, net	3,995	4,061
Long-term prepaid expenses	17,744	12,791
Other non-current assets	5,830	5,774

Total assets	$612,706	$558,789

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$81,570	$65,940
Other accounts payable	16,445	10,261
Accrued expenses	45,641	51,746
Deferred revenue	11,682	8,335
Other current liabilities (Note 7)	4,772	1,860

Total current liabilities	160,110	138,142

Long-term borrowings, net	305,039	303,416
Accrued severance benefits, net	148,148	148,905
Other non-current liabilities (Note 4)	16,861	7,963

Total liabilities	630,158	598,426

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 42,994,105 shares issued and 34,600,464 outstanding at September 30, 2018 and 42,563,808 shares issued and 34,189,599 outstanding at December 31, 2017	430	426
Additional paid-in capital	141,261	136,259
Accumulated deficit	(33,925)	(40,889)
Treasury stock, 8,393,641 shares at September 30, 2018 and 8,374,209 shares at December 31, 2017	(102,518)	(102,319)
Accumulated other comprehensive loss	(22,700)	(33,114)

Total stockholders’ deficit	(17,452)	(39,637)

Total liabilities and stockholders’ equity	$612,706	$558,789

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30 2018	September 30 2017	September 30 2018	September 30 2017
	(In thousands of US dollars, except share data)
Net sales	$206,000	$176,697	$571,504	$505,092
Cost of sales	150,251	126,387	417,320	366,550

Gross profit	55,749	50,310	154,184	138,542

Operating expenses
Selling, general and administrative expenses	18,566	17,266	55,123	58,144
Research and development expenses	18,918	17,554	59,503	52,440
Restructuring and other gain	—	—	—	(17,010)
Early termination charges	—	—	—	13,369

Total operating expenses	37,484	34,820	114,626	106,943

Operating income	18,265	15,490	39,558	31,599

Interest expense	(5,587)	(5,485)	(16,539)	(16,099)
Foreign currency gain (loss), net	6,002	(3,662)	(20,129)	26,219
Other income (expense), net	150	198	(291)	1,892

Income before income taxes	18,830	6,541	2,599	43,611
Income tax expenses	1,608	937	4,119	2,328

Net income (loss)	$17,222	$5,604	$(1,520)	$41,283

Earnings (loss) per common share—
Basic	$0.50	$0.16	$(0.04)	$1.22
Diluted	$0.41	$0.15	$(0.04)	$1.02
Weighted average number of shares—
Basic	34,573,377	34,103,029	34,416,887	33,907,581
Diluted	46,021,610	45,542,418	34,416,887	44,438,871

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands of US dollars)
Net income (loss)	$17,222	$5,604	$(1,520)	$41,283

Other comprehensive income (loss)
Foreign currency translation adjustments	(3,827)	2,692	15,806	(23,270)
Derivative adjustments
Fair valuation of derivatives	1,046	(193)	(891)	716
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	140	(42)	(4,501)	(1,347)

Total other comprehensive income (loss)	(2,641)	2,457	10,414	(23,901)

Total comprehensive income	$14,581	$8,061	$8,894	$17,382

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Accumulated Deficit	Treasury Stock		Total
(In thousands of US dollars, except share data)	Shares	Amount
Nine Months Ended September 30, 2018:
Balance at December 31, 2017, as previously reported	34,189,599	$426	$136,259	$(40,889)	$(102,319)	$(33,114)	$(39,637)
Impact of adopting the new revenue standard	—	—	—	8,484	—	—	8,484
Balance at January 1, 2018, as adjusted	34,189,599	$426	$136,259	$(32,405)	$(102,319)	$(33,114)	$(31,153)
Stock-based compensation	—	—	3,893	—	—	—	3,893
Exercise of stock options	159,841	2	1,111	—	—	—	1,113
Settlement of restricted stock units	270,456	2	(2)	—	—	—	—
Acquisition of treasury stock	(19,432)	—	—	—	(199)	—	(199)
Other comprehensive income, net	—	—	—	—	—	10,414	10,414
Net loss	—	—	—	(1,520)	—	—	(1,520)

Balance at September 30, 2018	34,600,464	$430	$141,261	$(33,925)	$(102,518)	$(22,700)	$(17,452)

Nine Months Ended September 30, 2017:
Balance at January 1, 2017	35,048,338	$416	$130,189	$(125,825)	$(90,918)	$14,024	$(72,114)
Stock-based compensation	—	—	1,614	—	—	—	1,614
Exercise of stock options	487,873	5	3,386	—	—	—	3,391
Settlement of restricted stock units	397,522	4	(4)	—	—	—	—
Acquisition of treasury stock	(1,795,444)	—	—	—	(11,401)	—	(11,401)
Other comprehensive loss, net	—	—	—	—	—	(23,901)	(23,901)
Net income	—	—	—	41,283	—	—	41,283

Balance at September 30, 2017	34,138,289	$425	$135,185	$(84,542)	$(102,319)	$(9,877)	$(61,128)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$(1,520)	$41,283
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	23,883	20,689
Provision for severance benefits	14,686	15,354
Amortization of debt issuance costs and original issue discount	1,623	1,464
Loss (gain) on foreign currency, net	26,931	(30,615)
Restructuring and other gain	—	(17,010)
Stock-based compensation	3,893	1,614
Other	(964)	459
Changes in operating assets and liabilities
Accounts receivable, net	(14,282)	(20,241)
Unbilled accounts receivable	1,187	—
Inventories, net	(30,296)	3,281
Other receivables	(2,669)	3,541
Other current assets	2,514	2,897
Accounts payable	17,414	178
Other accounts payable	(8,811)	(8,378)
Accrued expenses	(5,370)	(16,459)
Deferred revenue	3,560	(2,243)
Other current liabilities	1,533	(822)
Other non-current liabilities	1,035	283
Payment of severance benefits	(9,004)	(19,578)
Other	(329)	(11)

Net cash provided by (used in) operating activities	25,014	(24,314)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	11,290	8,556
Payment of hedge collateral	(10,965)	(14,839)
Proceeds from disposal of plant, property and equipment	1,685	1,128
Purchase of plant, property and equipment	(18,875)	(19,269)
Payment for property related to water treatment facility arrangement (Note 4)	(4,283)	—
Payment for intellectual property registration	(776)	(977)
Collection of guarantee deposits	794	1,426
Payment of guarantee deposits	(89)	(41)
Other	(38)	24

Net cash used in investing activities	(21,257)	(23,992)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	86,250
Payment of debt issuance costs	—	(5,902)
Proceeds from exercise of stock options	1,113	3,391
Acquisition of treasury stock	(199)	(11,401)
Proceeds from property related to water treatment facility arrangement (Note 4)	4,283	—
Repayment of financing related to water treatment facility arrangement (Note 4)	(73)	—

Net cash provided by financing activities	5,124	72,338

Effect of exchange rates on cash, cash equivalents and restricted cash	(3,974)	2,787

Net increase in cash, cash equivalents and restricted cash	4,907	26,819

Cash, cash equivalents and restricted cash
Beginning of the period	128,575	101,606

End of the period	$133,482	$128,425

Supplemental cash flow information
Cash paid for interest	$19,219	$17,590

Cash paid for income taxes	$812	$830

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$4,668	$2,092

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements, except for the changes below. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for a full year or for any other periods.

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

In addition, the Company offers sales returns (other than those that relate to defective products under warranty), cash discounts for early payments, volume rebates and certain allowances to its customers, including distributors. The Company records reserves for those returns, discounts and allowances as a deduction from sales, based on historical experience and other quantitative and qualitative factors.

Substantially all of the Company’s contracts are one year or less in duration. The standard payment terms with customers is generally thirty to sixty days from the time of shipment, product delivery at the customer’s location or customer acceptance, depending on the terms of the related arrangement.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company does not expect that the adoption will have an impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 addresses the accounting issue pertaining to the deferred tax amounts that are “stranded” in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018 and interim periods within those fiscal years. The Company does not have deferred tax amounts recorded through accumulated other comprehensive income and thus does not expect that the adoption will have an impact on its consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under US GAAP. ASU 2016-02 requires that a lessee recognizes a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those reporting periods using a modified retrospective approach and early adoption is permitted. In January 2018, the FASB issued Accounting Standards Update

No 2018-01, “Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”). ASU 2018-01 permits an entity to elect an optional transition practical expedient not to evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. In July 2018, the FASB issued Accounting Standards Update No 2018-10, “Codification Improvements to Topic 842 Leases” (“ASU 2018-10”). ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued Accounting Standards Update No 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption of ASU 2016-02. The effective date and transition requirements for ASU 2016-02, ASU 2018-01, ASU 2018-10 and ASU 2018-11 are the same.

The Company has not yet completed its assessment. As the Company continues its assessment, it is in the process of identifying and preparing to implement appropriate changes to accounting policies, business processes and internal controls to support the new lease standard and related disclosure requirements. As permitted under ASU 2018-11, the Company will recognize a cumulative-effect adjustment from the adoption of the new lease standard to the opening balance of retained earnings on January 1, 2019.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows (“ASC 230”), including providing additional guidance related to transfers between cash and restricted cash and how entities present, “net cash used in operating” and “net cash used in investing” in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The Company adopted ASU 2016-18 in the first quarter of 2018. As of December 31, 2016, the Company held $18,251 thousand of restricted cash in connection with an arrangement to sell the building that housed the Company’s legacy 6-inch fab. This restricted cash was not previously included in the ending cash balance as of December 31, 2016 within the consolidated statements of cash flows. As a result of adopting ASU 2016-18, the consolidated statement of cash flows for the nine months ended September 30, 2017 was revised to include such receipt of restricted cash of $18,251 thousand as cash, cash equivalents and restricted cash as of January 1, 2017, resulting in a cash outflow of $1,809 thousand in operating cash flows, a cash outflow of $17,625 thousand in investing cash flows, and an increase of $1,183 thousand in cash, cash equivalents and restricted cash due to the effect of exchange rates, from what was previously reported.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. The Company adopted ASU 2016-15 in the first quarter of 2018, and the adoption of ASU 2016-15 did not impact the Company’s consolidated financial statements.

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

Of the recorded unbilled accounts receivable of $38,307 thousand as of January 1, 2018, $871 thousand and $35,909 thousand were billed to customers upon shipment, upon product delivery or upon customer acceptance, depending on the terms of the related arrangement, during the three and nine months ended September 30, 2018, respectively. Of the recorded deferred revenue of $8,335 thousand as of December 31, 2017, $2,256 thousand and $3,478 thousand were recognized as revenue during the three and nine months ended September 30, 2018, respectively.

The impacts of adopting the new revenue standard on the Company’s consolidated financial statements for the nine months ended September 30, 2018 are as follows (in thousands):

	As of September 30, 2018
	As Reported	Adjustments	Amounts Without Adoption of Topic 606
	(In thousands of US dollars, except share data)
Assets
Current assets
Unbilled accounts receivable	$35,837	$35,837	$—
Inventories, net	71,532	(27,675)	99,207

Total current assets	384,744	8,162	376,582

Total assets	612,706	8,162	604,544

Liabilities and Stockholders’ Equity
Stockholders’ equity
Accumulated deficit	(33,925)	8,505	(42,430)
Accumulated other comprehensive loss	(22,700)	(343)	(22,357)
Total stockholders’ deficit	(17,452)	8,162	(25,614)

Total liabilities and stockholders’ deficit	$612,706	$8,162	$604,544

Unbilled accounts receivable represents the Company’s contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order basis, which has not been invoiced to the customer.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	As Adjusted	Amounts Without Adoption of Topic 606	As Reported	As Adjusted	Amounts Without Adoption of Topic 606
	(In thousands of US dollars, except share data)
Net sales	$206,000	$(299)	$206,299	$571,504	$(1,186)	$572,690
Cost of sales	150,251	803	149,448	417,320	(1,207)	418,527

Gross profit	55,749	(1,102)	56,851	154,184	21	154,163

Operating income	18,265	(1,102)	19,367	39,558	21	39,537

Income before income tax expenses	18,830	(1,102)	19,932	2,599	21	2,578

Net income (loss)	$17,222	$(1,102)	$18,324	$(1,520)	$21	$(1,541)

Earnings (loss) per common share—
Basic	$0.50	$(0.03)	$0.53	$(0.04)	$—	$(0.04)
Diluted	$0.41	$(0.02)	$0.43	$(0.04)	$—	$(0.04)

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $17,156 thousand and $16,180 thousand for the nine months ended September 30, 2018 and 2017, respectively, and these sales resulted in pre-tax losses of $35 thousand and $47 thousand for the nine months ended September 30, 2018 and 2017, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$11,799	$13,737
Semi-finished goods and work-in-process	42,322	53,148
Raw materials	17,469	12,445
Materials in-transit	3,792	134
Less: inventory reserve	(3,850)	(6,391)

Inventories, net	$71,532	$73,073

Changes in inventory reserve for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2018		September 30, 2017
Beginning balance	$(4,699)	$(6,391)	$(5,297)	$(7,177)
Change in reserve
Inventory reserve charged to costs of sales	(980)	(2,837)	(2,084)	(3,479)
Sale of previously reserved inventory	1,208	1,681	816	3,380

	228	(1,156)	(1,268)	(99)
Write off	656	3,497	433	1,584
Translation adjustments	(35)	200	43	(397)

Ending balance	$(3,850)	$(3,850)	$(6,089)	$(6,089)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

4. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2018 and December 31, 2017 are comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Buildings and related structures	$70,840	$69,958
Machinery and equipment	313,611	308,713
Others	45,571	42,497

	430,022	421,168
Less: accumulated depreciation	(245,122)	(231,356)
Land	15,493	16,091

Property, plant and equipment, net	$200,393	$205,903

Aggregate depreciation expenses totaled $23,272 thousand and $20,224 thousand for the nine months ended September 30, 2018 and 2017, respectively.

As of June 29, 2018, the Company’s Korean subsidiary entered into an arrangement whereby it acquired a water treatment facility to support its fab in Gumi, Korea from SK Hynix for $4,172 thousand, and sold it for $4,172 thousand to a third party management company that the Company has engaged to run the facility for a 10-year term. This arrangement is accounted for as a financing due to the Company’s Korean subsidiary’s continuing involvement with the facility. As a result, on an acquisition date, the Company recorded the water treatment facility of $4,172 thousand as property, plant and equipment, net, which is depreciated over its estimated useful life. The Company also recorded the related liabilities of $553 thousand as other current liabilities and $3,619 thousand as other non-current liabilities, which relates to the financing and service portion of the arrangement and is amortized using the effective interest method over the contract period.

5. Intangible Assets

Intangible assets as of September 30, 2018 and December 31, 2017 are comprised of the following (in thousands):

	September 30, 2018
	Gross amount	Accumulated amortization	Net amount
Technology	$19,444	$(19,444)	$—
Customer relationships	27,926	(27,926)	—
Intellectual property assets	11,448	(7,453)	3,995

Intangible assets, net	$58,818	$(54,823)	$3,995

	December 31, 2017
	Gross amount	Accumulated amortization	Net amount
Technology	$20,194	$(20,194)	$—
Customer relationships	29,002	(29,002)	—
Intellectual property assets	11,319	(7,258)	4,061

Intangible assets, net	$60,515	$(56,454)	$4,061

Aggregate amortization expenses for intangible assets totaled $611 thousand and $465 thousand for the nine months ended September 30, 2018 and 2017, respectively.

6. Accrued Expenses

Accrued expenses as of September 30, 2018 and December 31, 2017 are comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Payroll, benefits and related taxes, excluding severance benefits	$19,237	$16,724
Withholding tax attributable to intercompany interest income	20,062	18,138
Interest on senior notes	3,463	8,268
Outside service fees	1,272	1,942
Others	1,607	6,674

Accrued expenses	$45,641	$51,746

7. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of September 30, 2018 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 18, 2018	Zero cost collar	$15,000	October 2018 to December 2018
June 18, 2018	Forward	$30,000	October 2018 to December 2018
June 27, 2018	Zero cost collar	$27,000	October 2018 to June 2019
June 27, 2018	Forward	$48,000	October 2018 to June 2019

Details of derivative contracts as of December 31, 2017 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 22, 2017	Zero cost collar	$20,000	January 2018 to February 2018
September 28, 2017	Zero cost collar	$54,000	January 2018 to June 2018
September 28, 2017	Forward	$36,000	January 2018 to June 2018

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

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as assets and liabilities as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2018	December 31, 2017
Asset Derivatives:
Zero cost collars	Other current assets	$—	$2,827
Forward	Other current assets	$—	$2,352
Liability Derivatives:
Zero cost collars	Other current liabilities	$257	$—
Forward	Other current liabilities	$1,174	$—

Offsetting of derivative liabilities as of September 30, 2018 is as follows (in thousands):

As of September 30, 2018	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$257	$—	$257	$—	$(340)	$(83)
Forward	$1,174	$—	$1,174	$—	$(1,330)	$(156)

Offsetting of derivative assets as of December 31, 2017 is as follows (in thousands):

As of December 31, 2017	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2,827	$—	$2,827	$—	$—	$2,827
Forward	$2,352	$—	$2,352	$—	$—	$2,352

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

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended September 30, 2018 and 2017 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017		2018	2017
Zero cost collars	$386	$(217)	Net sales	$—	$—	Other income (expenses), net	$18	$(142)
Forwards	$660	$24	Net sales	$(140)	$42	Other income (expenses), net	$(536)	$(228)

Total	$1,046	$(193)		$(140)	$42		$(518)	$(370)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017		2018	2017
Zero cost collars	$(756)	$666	Net sales	$2,191	$1,305	Other income (expenses), net	$(300)	$127
Forwards	$(136)	$50	Net sales	$2,310	$42	Other income (expenses), net	$(1,926)	$(327)

Total	$(892)	$716		$4,501	$1,347		$(2,226)	$(200)

As of September 30, 2018, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next twelve months is $94 thousand.

The Company set aside $5,300 thousand and $7,600 thousand of cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) as required for the zero cost collar and forward contracts outstanding as of September 30, 2018 and December 31, 2017, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand and $1,670 thousand of additional cash collateral were required as of September 30, 2018 and recorded as hedge collateral on the consolidated balance sheets. These outstanding zero cost collar and forward contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

8. Fair Value Measurements

Fair Value of Financial Instruments

As of September 30, 2018, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value September 30, 2018	Fair Value Measurement September 30, 2018	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$1,431	$1,431	—	$1,431	—

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

Items not reflected in the table above include cash equivalents, accounts receivable, other receivables, accounts payable, and other accounts payable, fair value of which approximate carrying values due to the short-term nature of these instruments. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs.

Fair Value of Long-term Borrowings

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$82,593	$129,778	$81,576	$127,617
6.625% Senior Notes due July 2021 (Level 2)	$222,446	$222,244	$221,840	$224,719

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

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of September 30, 2018 and 2017, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

9. Long-Term Borrowings

Long-term borrowings as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
5.0% Exchangeable Senior Notes due March 2021	$86,250	$86,250
6.625% Senior Notes due July 2021	$225,000	$225,000
Less: unamortized discount and debt issuance costs	(6,211)	(7,834)

Long-term borrowings, net of unamortized discount and debt issuance costs	$305,039	$303,416

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three and nine months ended September 30, 2018 were $1,422 thousand and $4,251 thousand, respectively. Interest expense related to the Exchangeable Notes for the three and nine months ended September 30, 2017 were $1,400 thousand and $3,942 thousand, respectively.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expenses related to the 2021 Notes for the three and nine months ended September 30, 2018 were $3,933 thousand and $11,785 thousand, respectively. Interest expenses related to the 2021 Notes for the three and nine months ended September 30, 2017 were $3,918 thousand and $11,744 thousand, respectively.

10. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2018, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2018		September 30, 2017
Beginning balance	$146,375	$149,795	$130,894	$130,144
Provisions	5,521	14,686	4,578	15,354
Severance payments	(3,250)	(9,004)	(1,496)	(19,578)
Translation adjustments	1,194	(5,637)	(852)	7,204

	149,840	149,840	133,124	133,124
Less: Cumulative contributions to severance insurance deposit accounts	(858)	(858)	—	—
The National Pension Fund	(236)	(236)	(243)	(243)
Group severance insurance plan	(598)	(598)	(593)	(593)

Accrued severance benefits, net	$148,148	$148,148	$132,288	$132,288

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

Beginning in July 2018, the Company contributes a certain percentage of severance benefits, accrued for eligible employees for their services from January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. The Company deducts the contributions made to certain severance insurance deposit accounts from its accrued severance benefits.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2018	$—
2019	598
2020	1,092
2021	1,569
2022	1,343
2023	1,836
2024 – 2028	27,152

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

11. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2018 and December 31, 2017, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $680,442 thousand and $677,267 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,112.7:1, 1,071.4:1 using the first base rate as of September 30, 2018, December 31, 2017, respectively, as quoted by the KEB Hana Bank.

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

Income tax expenses recorded for three and nine months ended September 30, 2018 were $1,608 thousand and was $4,119, respectively. Income tax expenses recorded for three and nine months ended September 30, 2017 were $937 thousand and was $2,328, respectively. The amounts recorded during 2018 included income tax expense for the Korean subsidiary, which is estimated to generate taxable income for the fiscal year ending December 31, 2018, combined with its ability to utilize net operating loss carryforwards up to 70% of taxable income for the year.

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

In January 2018, as part of the Company’s ongoing portfolio optimization effort to realign business processes and streamline the Company’s organizational structure, the Company transferred a portion of its non-OLED Display business from the Standard Products Group to the Foundry Services Group. The transferred non-OLED Display business has technical and business characteristics more closely aligned with the Company’s Foundry Services business than with the Company’s Standard Products business, which resided within the Company’s Display Solutions business line primarily as a result of a long standing customer relationship established many years ago. The Company recast comparative segment financial information to conform to this current period change. For the three months ended September 30, 2017, $8,600 thousand of net sales and $1,970 thousand of gross profit, and were reclassified from the Display Solutions business line in the Standard Products Group to the Foundry Services Group. For the nine months ended September 30, 2017, $20,635 thousand of net sales and $4,432 thousand of gross profit were reclassified from the Display Solutions business line in the Standard Products Group to the Foundry Services Group.

The following sets forth information relating to the operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017 As Adjusted	September 30, 2018	September 30, 2017 As Adjusted
Net Sales
Foundry Services Group	$83,862	$89,004	$242,198	$260,095
Standard Products Group
Display Solutions	77,578	48,636	205,986	135,233
Power Solutions	44,458	39,001	123,153	109,595

Total Standard Products Group	122,036	87,637	329,139	244,828
All other	102	56	167	169

Total net sales	$206,000	$176,697	$571,504	$505,092

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017 As Adjusted	September 30, 2018	September 30, 2017 As Adjusted
Gross Profit
Foundry Services Group	$20,443	$26,344	$63,292	$74,326
Standard Products Group	35,204	23,910	90,874	64,047
All other	102	56	18	169

Total gross profit	$55,749	$50,310	$154,184	$138,542

Upon the adoption of the new revenue standard, the Company’s revenue for Foundry Services Group is disaggregated depending on the timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$26,257	$57,605	$83,862	$52,024	$190,174	$242,198

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017
Korea	$91,570	$74,327
Asia Pacific (other than Korea)	93,475	83,221
U.S.A.	5,831	8,399
Europe	14,444	10,492
Others	680	258

Total	$206,000	$176,697

	Nine Months Ended
	September 30, 2018	September 30, 2017
Korea	$204,319	$207,389
Asia Pacific (other than Korea)	302,906	239,209
U.S.A.	29,242	28,721
Europe	33,041	29,070
Others	1,996	703

Total	$571,504	$505,092

For the three months ended September 30, 2018 and 2017, of the Company’s net sales in Asia Pacific (other than Korea), net sales in Greater China (China, Hong Kong and Macau) represented 64.1% and 47.9%, respectively, and net sales in Taiwan represented 29.7% and 40.7%, respectively.

For the nine months ended September 30, 2018 and 2017, of the Company’s net sales in Asia Pacific (other than Korea), net sales in Greater China (China, Hong Kong and Macau) represented 67.6% and 49.5%, respectively, and net sales in Taiwan represented 25.8% and 35.1%, respectively.

Net sales from the Company’s top ten largest customers accounted for 65% and 58% for the three months ended September 30, 2018 and 2017, respectively, and 62% and 59% for the nine months ended September 30, 2018 and 2017, respectively.

For the three months ended September 30, 2018, the Company had two customers that represented 18.8% and 17.6% of its net sales, respectively, and for the nine months ended September 30, 2018, the Company had two customers that represented 21.6% and 13.0% of its net sales, respectively.

For the three months ended September 30, 2017, the Company had one customer that represented 16.9% of its net sales, and for the nine months ended September 30, 2017, the Company had one customer that represented 15.6% of its net sales.

97% of the Company’s property, plant and equipment are located in Korea as of September 30, 2018.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	September 30, 2018	December 31, 2017
Foreign currency translation adjustments	$(22,607)	$(38,413)
Derivative adjustments	(93)	5,299

Total	$(22,700)	$(33,114)

Changes in accumulated other comprehensive loss for the three months ended September 30, 2018 and 2017 are as follows (in thousands):

Three Months Ended September 30, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(18,780)	$(1,279)	$(20,059)

Other comprehensive income (loss) before reclassifications	(3,827)	1,046	(2,781)
Amounts reclassified from accumulated other comprehensive loss	—	140	140

Net current-period other comprehensive income (loss)	(3,827)	1,186	(2,641)

Ending balance	$(22,607)	$(93)	$(22,700)

Three Months Ended September 30, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(11,502)	$(832)	$(12,334)

Other comprehensive income (loss) before reclassifications	2,692	(193)	2,499
Amounts reclassified from accumulated other comprehensive income	—	(42)	(42)

Net current-period other comprehensive income (loss)	2,692	(235)	2,457

Ending balance	$(8,810)	$(1,067)	$(9,877)

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017 are as follows (in thousands):

Nine Months Ended September 30, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,413)	$5,299	$(33,114)

Other comprehensive income (loss) before reclassifications	15,806	(891)	14,915
Amounts reclassified from accumulated other comprehensive income	—	(4,501)	(4,501)

Net current-period other comprehensive income (loss)	15,806	(5,392)	10,414

Ending balance	$(22,607)	$(93)	$(22,700)

Nine Months Ended September 30, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$14,460	$(436)	$14,024

Other comprehensive income (loss) before reclassifications	(23,270)	716	(22,554)
Amounts reclassified from accumulated other comprehensive income	—	(1,347)	(1,347)

Net current-period other comprehensive loss	(23,270)	(631)	(23,901)

Ending balance	$(8,810)	$(1,067)	$(9,877)

There was no income tax impact related to changes in accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

17. Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017
	(In thousands of US dollars, except share data)
Basic Earnings per Share
Net income	$17,222	$5,604

Basic weighted average common stock outstanding	34,573,377	34,103,029
Basic earnings per share	$0.50	$0.16
Diluted Earnings per Share
Net income	$17,222	$5,604
Add back: Interest expense on Exchangeable Notes	1,422	1,400

Net income allocated to common stockholders	$18,644	$7,004

Basic weighted average common stock outstanding	34,573,377	34,103,029
Net effect of dilutive equity awards	1,000,020	991,176
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	10,448,213	10,448,213

Diluted weighted average common stock outstanding	46,021,610	45,542,418
Diluted earnings per share	$0.41	$0.15

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(In thousands of US dollars, except share data)
Basic Earnings (Loss) per Share
Net income (loss)	$(1,520)	$41,283

Basic weighted average common stock outstanding	34,416,887	33,907,581
Basic earnings (loss) per share	$(0.04)	$1.22
Diluted Earnings (Loss) per Share
Net income (loss)	$(1,520)	$41,283
Add back: Interest expense on Exchangeable Notes	—	3,942

Net income allocated to common stockholders	$(1,520)	$45,225

Basic weighted average common stock outstanding	34,416,887	33,907,581
Net effect of dilutive equity awards	—	695,427
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	—	9,835,863

Diluted weighted average common stock outstanding	34,416,887	44,438,871
Diluted earnings (loss) per share	$(0.04)	$1.02

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Options	723,117	809,417	2,684,558	860,572
Restricted Stock Units	—	—	581,759	—

For the nine months ended September 30, 2018, 10,448,213 of potential common stock from the assumed conversion of Exchangeable Notes was excluded from the computation of diluted loss per share as the effect was anti-dilutive for the period.

18. Commitments and Contingencies

Long-term Purchase Agreements and Advances to Suppliers

The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequacy supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of September 30, 2018 and December 31, 2017, respectively.

The Company, from time to time, may make prepayments to suppliers to procure materials to meet its planned production. The Company recorded prepayments of $8,667 thousand and $7,404 thousand as other current assets as of September 30, 2018 and December 31, 2017, respectively.

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

Overview

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with over 30 years of operating history, a portfolio of approximately 3,000 registered patents and pending applications and extensive engineering and manufacturing process expertise.

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

We believe we are heading into a period of weaker demand from our foundry customers in part as a result of recent softening global market conditions, including macroeconomic uncertainties. This, together with lower than expected utilization and rising wafer and other costs, among other factors, may adversely impact our Foundry Services Group gross margin and other operating results, and such impact could potentially be material. We are also currently evaluating a number of options to optimize our foundry operations and expense structure with an intent toward maximizing shareholder value.

Recent Developments

Water Treatment Facility Arrangement

As of June 29, 2018, we entered into an arrangement whereby we acquired a water treatment facility to support our fab in Gumi, Korea from SK Hynix for $4.2 million, and sold it for $4.2 million to a third party management company that we have engaged to run the facility for a 10-year term. This arrangement is accounted for as a financing due to the Company’s Korean subsidiary’s continuing involvement with the facility. As a result, on an acquisition date, we recorded the water treatment facility of $4.2 million as property, plant and equipment, net, which is depreciated over its useful life. We also recorded the related liabilities of $0.6 million as other current liabilities and $3.6 million as other non-current liabilities, which relates to the financing and service portion of the arrangement and is amortized using the effective interest method over the contract period.

Segment Change

In January 2018, as part of our ongoing portfolio optimization effort to realign business processes and streamline our organizational structure, we transferred a portion of our non-OLED display solutions business from our Standards Products Group to our Foundry Services Group. The transferred non-OLED display business has technical and business characteristics more closely aligned with our Foundry Services business than with our Standard Products business, which resided within our Display solutions business line primarily as a result of a long standing customer relationship established many years ago. The transferred non-OLED display business represented $11.5 million and $19.6 million of net sales for the three and nine months ended September 30, 2018, respectively. The corresponding non-OLED display business represented $8.6 million and $20.6 million of net sales for the three and nine months ended September 30, 2017, respectively

Tax Audit

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

As a result, the aggregate tax and penalty assessment by the KNTS was $6.0 million, of which $3.3 million had already been accrued by us in our financial statements in connection with the Restatement filed in 2015. Such amount also included approximately $0.5 million related to employee withholding amounts and associated penalties, and to the extent any such tax obligation was that of MSK’s employees. In addition, KNTS assessed an administrative fine of $2.0 million in connection with the above-described tax audit.

In December 2017, the KNTS concluded that no criminal charges would be brought against any current officers or directors of MSK or MSK itself. As a result, we took a charge of $4.2 million in the fourth quarter of 2017 related to this additional tax assessment and associated penalties and administrative fine. We recorded the $0.5 million related to employee withholding amounts as other receivables in our consolidated balance sheets as of December 31, 2017, as we expected to obtain reimbursement of the applicable amounts from those employees. Of the $0.5 million, based on our diligent efforts, we have collected $0.1 million and established an allowance of $0.4 million and recorded it as selling, general and administrative expense for the three months ended September 30, 2018.

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

As a result of the Restatement, we incurred substantial external accounting, legal and other related costs associated with the Restatement and certain litigation and other regulatory investigations and actions related thereto. We recorded Restatement related costs of $10.3 million for the year ended December 31, 2017, which included tax assessment, and associated penalties of $4.3 million, primarily related to non-income-based VAT transactions in the Restatement periods, compared to $7.0 million of Restatement related costs for the year ended December 31, 2016. For the three months March 31, 2018, the reversal of a $0.8 million accrual related to certain legal fees, incurred in prior periods and reimbursed by insurers in the current quarter, was recorded as a Restatement related gain.

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

•

Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 508 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. For the nine months ended September 30, 2018, our Foundry Services Group business represented 42.4% of our net sales and its gross profit was $63.3 million. For the nine months ended September 30, 2017, our Foundry Services Group business represented, on an adjusted basis, 51.5% of our net sales and its gross profit was $74.3 million, as adjusted for the segment change as described above.

•

Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. For the nine months ended September 30, 2018, our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 57.6% of our net sales and its gross profit was $90.9 million. For the nine months ended September 30, 2017, our Standard Products Group business represented, on an adjusted basis, 48.5% of our net sales and its gross profit was $64.0 million, as adjusted for the segment change as described above.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other gain, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss, net, (vi) restatement related expenses (gain), net, (vii) secondary offering expenses and (viii) others. EBITDA for the periods indicated is defined as net income before interest expense, net, income tax expenses, and depreciation and amortization.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In millions)
Net income (loss)	$17.2	$(1.5)	$5.6	$41.3
Interest expense, net	5.1	15.2	5.2	15.4
Income tax expenses	1.6	4.1	0.9	2.3
Depreciation and amortization	7.9	23.9	7.2	20.7
EBITDA	$31.8	$41.7	$18.9	$79.7
Adjustments:
Restructuring and other gain(a)	—	—	—	(17.0)
Early termination charges(b)	—	—	—	13.4
Equity-based compensation expense(c)	1.1	3.1	0.4	1.6
Foreign currency loss (gain), net(d)	(6.0)	20.1	3.7	(26.2)
Derivative valuation loss, net(e)	0.5	2.2	0.4	0.2
Restatement related expenses (gain), net(f)	—	(0.8)	0.8	6.0
Secondary offering expenses(g)	—	—	0.5	0.5
Other(h)	0.5	0.5	—	—

Adjusted EBITDA	$27.9	$66.9	$24.7	$58.1

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

(f)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. For the nine months ended September 30, 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC. For the nine months September 30, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the first quarter of 2018. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(g)	This adjustment eliminates expenses incurred for the secondary offering by the Selling Stockholders primarily in the third quarter of 2017.
(h)

This adjustment eliminates a $0.5 million legal expense related to the indemnification of a former employee. As the legal expense for the former employee is borne by us under a negotiated separation agreement, we do not believe that this charge is indicative of our core operating performance and have been excluded for comparative purposes.

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

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other gain, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss, net, (vi) restatement related expenses (gain), net, (vii) secondary offering expenses and (viii) others.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In millions)
Net income (loss)	$17.2	$(1.5)	$5.6	$41.3
Adjustments:
Restructuring and other gain(a)	—	—	—	(17.0)
Early termination charges(b)	—	—	—	13.4
Equity-based compensation expense(c)	1.1	3.1	0.4	1.6
Foreign currency loss (gain), net(d)	(6.0)	20.1	3.7	(26.2)
Derivative valuation loss, net(e)	0.5	2.2	0.4	0.2
Restatement related expenses (gain), net(f)	—	(0.8)	0.8	6.0
Secondary offering expenses(g)	—	—	0.5	0.5
Other(h)	0.5	0.5	—	—

Adjusted Net Income	$13.3	$23.6	$11.4	$19.7

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

(f)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees. For the nine months ended September 30, 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC. For the nine months September 30, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the first quarter of 2018. As these restatement related expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(g)	This adjustment eliminates expenses incurred for the secondary offering by the Selling Stockholders primarily in the third quarter of 2017.
(h)

This adjustment eliminates a $0.5 million legal expense related to the indemnification of a former employee. As the legal expense for the former employee is borne by us under a negotiated separation agreement, we do not believe that this charge is indicative of our core operating performance and have been excluded for comparative purposes.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted Net Income for the nine months ended September 30, 2018 and 2017 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) used to calculate Adjusted Net Income were applied consistently to the periods presented.

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

Prior to the adoption of the new revenue standard effective on January 1, 2018, we had historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. After the adoption of the new revenue standard effective on January 1, 2018, we recognize revenue over time for those foundry products without alternative use where we have an enforceable right to payment for the related foundry services completed to date. As we adopted the new revenue standard under the modified retrospective method, we have not changed the comparative information in our interim consolidated financial statements for the nine months ended September 30, 2017. Such comparative information continues to be reported under the accounting standards in effect for that period. See “Item 1. Interim Consolidated Financial Statements—  Notes to Consolidated Financial Statements—  Note 1—  Business, Basis of Presentation and Significant Accounting Policies—  Basis of Presentation and Recent Accounting Pronouncements” in this Report for further discussion. For the nine months ended September 30, 2018 and 2017, we sold products to 345 and 312 customers, respectively, and our net sales to our ten largest customers represented 62% and 59% of our net sales, respectively. We have a combined production capacity of approximately 113,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2018, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our non-U.S. revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of September 30, 2018, the outstanding intercompany loans balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $680.4 million. This amount included an intercompany loan of $75.0 million executed during the first quarter of 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended September 30, 2018 and 2017

The following table sets forth consolidated results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$206.0	100.0%	$176.7	100.0%	$29.3
Cost of sales	150.3	72.9	126.4	71.5	23.9

Gross profit	55.7	27.1	50.3	28.5	5.4

Selling, general and administrative expenses	18.6	9.0	17.3	9.8	1.3
Research and development expenses	18.9	9.2	17.6	9.9	1.4

Operating income	18.3	8.9	15.5	8.8	2.8

Interest expenses	(5.6)	(2.7)	(5.5)	(3.1)	(0.1)
Foreign currency gain (loss), net	6.0	2.9	(3.7)	(2.1)	9.7
Others, net	0.2	0.1	0.2	0.1	(0.0)

	0.6	0.3	(8.9)	(5.1)	9.5

Income before income taxes	18.8	9.1	6.5	3.7	12.3
Income tax expenses	1.6	0.8	0.9	0.5	0.7

Net income	$17.2	8.4	$5.6	3.2	$11.6

Results by segment

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$83.9	40.7%	$89.0	50.4%	$(5.1)
Standard Products Group
Display Solutions	77.6	37.7	48.6	27.5	28.9
Power Solutions	44.5	21.6	39.0	22.1	5.5

Total Standard Products Group	122.0	59.2	87.6	49.6	34.4
All other	0.1	0.0	0.1	0.0	0.0

Total net sales	$206.0	100.0%	$176.7	100.0%	$29.3

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$20.4	24.4%	$26.3	29.6%	$(5.9)
Standard Products Group	35.2	28.8	23.9	27.3	11.3
All other	0.1	100.0	0.1	100.0	0.0

Total gross profit	$55.7	27.1	$50.3	28.5	$5.4

Net Sales

Net sales were $206.0 million for the three months ended September 30, 2018, a $29.3 million, or 16.6%, increase compared to $176.7 million for the three months ended September 30, 2017. This increase was primarily attributable to an increase in revenue from our Standard Products Group, which was offset in part by a decrease in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $83.9 million for the three months ended September 30, 2018, a $5.1 million, or 5.8%, decrease compared to $89.0 million for the three months ended September 30, 2017. The decrease was primarily attributable to a decrease in demand of low margin product sales from a global power management IC foundry customer and a decrease in demand from a customer serving the mid-range mobile phone market.

Standard Products Group. Net sales from our Standard Products Group segment were $122.0 million for the three months ended September 30, 2018, a $34.4 million, or 39.3%, increase compared to $87.6 million for the three months ended September 30, 2017. This increase was primarily attributable to an increase in revenue related to an improvement in mobile OLED display driver ICs in connection with the introduction of new OLED smartphones from China manufacturers, which was offset in part by a strategic reduction of low margin LCD business. In addition, the increase was also attributable to a higher demand of MOSFETs for TV and mobile battery products.

All Other. All other net sales were $0.1 million for the three months ended September 30, 2018 and 2017.

Gross Profit

Total gross profit was $55.7 million for the three months ended September 30, 2018 compared to $50.3 million for the three months ended September 30, 2017, a $5.4 million, or 10.8%, increase. Gross profit as a percentage of net sales for the three months ended September 30, 2018 decreased to 27.1% compared to 28.5% for the three months ended September 30, 2017. The decrease in gross profit as a percentage of net sales from our Foundry Services Group was offset in part by an increase in gross profits as a percentage of net sales from our Standard Products Group.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $20.4 million for the three months ended September 30, 2018, a $5.9 million, or 22.4%, decrease compared to $26.3 million for the three months ended September 30, 2017. Gross profit as a percentage of net sales for the three months ended September 30, 2018 decreased to 24.4% compared to 29.6% for the three months ended September 30, 2017. The decrease in gross profit as a percentage of net sales was mainly attributable to a lower utilization rate, which was affected in part by a strategic reduction of low margin LCD business, and an increase in raw wafer prices.

Standard Products Group. Gross profit from our Standard Products Group segment was $35.2 million for the three months ended September 30, 2018, an $11.3 million, or 47.2%, increase from $23.9 million for the three months ended September 30, 2017. Gross profit as a percentage of net sales for the three months ended September 30, 2018 increased to 28.8% compared to 27.3% for the three months ended September 30, 2017. The increase in both gross profit and gross profit margin was primarily attributable to a favorable product mix from an increase in sales of mobile OLED display driver ICs.

All Other. All other gross profits were $0.1 million for the three months ended September 30, 2018 and 2017.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$91.6	44.5%	$74.3	42.1%	$17.2
Asia Pacific (other than Korea)	93.5	45.4	83.2	47.1	10.3
United States	5.8	2.8	8.4	4.8	(2.6)
Europe	14.4	7.0	10.5	5.9	4.0
Others	0.7	0.3	0.3	0.1	0.4

	$206.0	100.0%	$176.7	100.0%	$29.3

Net sales in Korea for the three months ended September 30, 2018 increased from $74.3 million to $91.6 million compared to the three months ended September 30, 2017, or by $17.2 million, or 23.2%, due primarily to an increase in revenue related to the introduction of new OLED display driver ICs. This is offset in part by a strategic reduction of low margin LCD business.

Net sales in Asia Pacific (other than Korea) for the three months ended September 30, 2018 increased from $83.2 million to $93.5 million compared to the three months ended September 30, 2017, or by $10.3 million, or 12.3%, due primarily to an increase in revenue related to an improvement in mobile OLED display driver ICs in connection with the introduction of new OLED smartphones. This increase was in part offset by a decrease in sales of certain products from a foundry customer serving the mid-range mobile phone market.

Net sales in the United States for the three months ended September 30, 2018 decreased from $8.4 million to $5.8 million compared to the three months ended September 30, 2017, or by $2.6 million, or 30.6%, primarily due to a decrease in sales of certain products from a global power management IC foundry customer.

Net sales in Europe for the three months ended September 30, 2018 increased from $10.5 million to $14.4 million compared to the three months ended September 30, 2017, or by $4.0 million, or 37.7%, primarily due to an increase in sales of certain battery charger related products from a global power management IC foundry customer, which was offset in part by lower demand from a customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.6 million, or 9.0% of net sales, for the three months ended September 30, 2018, compared to $17.3 million, or 9.8% of net sales, for the three months ended September 30, 2017. The increase of $1.3 million, or 7.5%, was primarily attributable to an increase in employee compensation, including issuance of equity-based compensation, and an allowance of $0.4 million related to employee withholding amounts, which was in part offset by a gain of $1.1 million from the sale of certain old fab equipment.

Research and Development Expenses. Research and development expenses were $18.9 million, or 9.2% of net sales, for the three months ended September 30, 2018, compared to $17.6 million, or 9.9% of net sales, for the three months ended September 30, 2017. The increase of $1.4 million, or 7.8%, was primarily attributable to an increase in development activities for new OLED products.

Operating Income

As a result of the foregoing, operating income increased by $2.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. As discussed above, the increase in operating income resulted from a $5.4 million increase in gross profit, which was partially offset by a $1.3 million increase in selling, general and administrative expenses and a $1.4 million increase in research development expenses.

Other Income

Interest Expenses. Interest expenses were $5.6 million and $5.5 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the three months ended September 30, 2018 was $6.0 million compared to net foreign currency loss of $3.7 million for the three months ended September 30, 2017. The net foreign currency gain for the three months ended September 30, 2018 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency loss for the three months ended September 30, 2017 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2018 and September 30, 2017, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $680 million and $670 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended September 30, 2018 and September 30, 2017 was $0.2 million and $0.2 million, respectively.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2018 and 2017 were $1.6 million and $0.9 million, respectively. The increase in income tax expenses was primarily attributable to an increase in income tax expense for our Korean subsidiary, which is estimated to generate taxable income for the fiscal year ending December 31, 2018, combined with its ability to utilize net operating loss carryforwards up to 70% of taxable income for the year.

Net Income

As a result of the foregoing, net income increased by $11.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. As discussed above, the increase in net income primarily resulted from a $9.7 million increase in net foreign currency gain and a $2.8 million increase in operating income.

Results of Operations – Comparison of Nine Months Ended September 30, 2018 and 2017

The following table sets forth consolidated results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$571.5	100.0%	$505.1	100.0%	$66.4
Cost of sales	417.3	73.0	366.6	72.6	50.8

Gross profit	154.2	27.0	138.5	27.4	15.6

Selling, general and administrative expenses	55.1	9.6	58.1	11.5	(3.0)
Research and development expenses	59.5	10.4	52.4	10.4	7.1
Restructuring and other gain	—	—	(17.0)	(3.4)	17.0
Early termination charges	—	—	13.4	2.6	(13.4)

Operating income	39.6	6.9	31.6	6.3	8.0

Interest expenses	(16.5)	(2.9)	(16.1)	(3.2)	(0.4)
Foreign currency gain (loss), net	(20.1)	(3.5)	26.2	5.2	(46.3)
Others, net	(0.3)	(0.1)	1.9	0.4	(2.2)

	(37.0)	(6.5)	12.0	2.4	(49.0)

Income before income taxes	2.6	0.5	43.6	8.6	(41.0)
Income tax expenses	4.1	0.7	2.3	0.5	1.8

Net income (loss)	$(1.5)	(0.3)	$41.3	8.2	$(42.8)

Results by segment

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$242.2	42.4%	$260.1	51.5%	$(17.9)
Standard Products Group
Display Solutions	206.0	36.0	135.2	26.8	70.8
Power Solutions	123.2	21.5	109.6	21.7	13.6

Total Standard Products Group	329.1	57.6	244.8	48.5	84.3
All other	0.2	0.0	0.2	0.0	(0.0)

Total net sales	$571.5	100.0%	$505.1	100.0%	$66.4

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$63.3	26.1%	$74.3	28.6%	$(11.0)
Standard Products Group	90.9	27.6	64.0	26.2	26.8
All other	0.0	10.8	0.2	100.0	(0.2)

Total gross profit	$154.2	27.0	$138.5	27.4	$15.6

Net Sales

Net sales were $571.5 million for the nine months ended September 30, 2018, a $66.4 million, or 13.1%, increase compared to $505.1 million for the nine months ended September 30, 2017. This increase was primarily attributable to an increase in revenue from our Standard Products Group, which was offset in part by a decrease in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $242.2 million for the nine months ended September 30, 2018, a $17.9 million, or 6.9%, decrease compared to $260.1 million for the nine months ended September 30, 2017. The decrease was primarily attributable to a decrease in demand of low margin product sales from a global power management IC foundry customer and a decrease in demand from a customer serving the mid-range mobile phone market. This decrease was offset in part by an increase in sales of certain battery charger related products from a global power management IC foundry customer.

Standard Products Group. Net sales from our Standard Products Group segment were $329.1 million for the nine months ended September 30, 2018, a $84.3 million, or 34.4%, increase compared to $244.8 million for the nine months ended September 30, 2017. This increase was primarily attributable to an increase in revenue related to an improvement in mobile OLED display driver ICs in connection with the introduction of new OLED smartphones from China manufacturers, which was offset in part by a strategic reduction of low margin LCD business. In addition, the increase was also attributable to a higher demand of MOSFETs for TV and mobile battery products.

All Other. All other net sales were $0.2 million for the nine months ended September 30, 2018 and 2017.

Gross Profit

Total gross profit was $154.2 million for the nine months ended September 30, 2018 compared to $138.5 million for the nine months ended September 30, 2017, a $15.6 million, or 11.3%, increase. Gross profit as a percentage of net sales for the nine months ended September 30, 2018 decreased to 27.0% compared to 27.4% for the nine months ended September 30, 2017. The decrease in gross profit as a percentage of net sales from our Foundry Services Group was offset in part by an increase in gross profits as a percentage of net sales from our Standard Products Group.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $63.3 million for the nine months ended September 30, 2018, an $11.0 million, or 14.8%, decrease compared to $74.3 million for the nine months ended September 30, 2017. Gross profit as a percentage of net sales for the nine months ended September 30, 2018 decreased to 26.1% compared to 28.6% for the nine months ended September 30, 2017. The decrease in gross profit as a percentage of net sales was mainly attributable to an unfavorable product mix and a lower utilization rate, which was affected in part by a strategic reduction of low margin LCD business, and an increase in raw wafer prices.

Standard Products Group. Gross profit from our Standard Products Group segment was $90.9 million for the nine months ended September 30, 2018, a $26.8 million, or 41.9%, increase from $64.0 million for the nine months ended September 30, 2017. Gross profit as a percentage of net sales for the nine months ended September 30, 2018 increased to 27.6% compared to 26.2% for the nine months ended September 30, 2017. The increase in both gross profit and gross profit margin was primarily attributable to a favorable product mix from an increase in sales of mobile OLED display driver ICs.

All Other. All other gross profit was $0.02 million for the nine months ended September 30, 2018 and $0.2 million for the nine months ended September 30, 2017.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$204.3	35.8%	$207.4	41.1%	$(3.1)
Asia Pacific (other than Korea)	302.9	53.0	239.2	47.4	63.7
United States	29.2	5.1	28.7	5.7	0.5
Europe	33.0	5.8	29.1	5.8	4.0
Others	2.0	0.3	0.7	0.1	1.3

	$571.5	100.0%	$505.1	100.0%	$66.4

Net sales in Korea for the nine months ended September 30, 2018 decreased from $207.4 million to $204.3 million compared to the nine months ended September 30, 2017, or by $3.1 million, or 1.5%, primarily due to a strategic reduction of low margin LCD business. This was offset in part by an increase in revenue related to the introduction of new OLED display driver ICs.

Net sales in Asia Pacific for the nine months ended September 30, 2018 increased from $239.2 million to $302.9 million compared to the nine months ended September 30, 2017, or by $63.7 million, or 26.6%, primarily due to an increase in revenue related to a sharp improvement in mobile OLED display driver ICs in connection with the introduction of new OLED smartphones. This increase was in part offset by a decrease in sales of certain products from a foundry customer serving the mid-range mobile phone market, and a decrease in sales of certain products from a global power management IC foundry customer.

Net sales in Europe for the nine months ended September 30, 2018 increased from $29.1 million to $33.0 million compared to the nine months ended September 30, 2017, or by $4.0 million, or 13.7%, primarily due to an increase in sales of certain battery charger related products from a global power management IC foundry customer, which was offset in part by lower demand from a customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $55.1 million, or 9.6% of net sales, for the nine months ended September 30, 2018, compared to $58.1 million, or 11.5% of net sales, for the nine months ended September 30, 2017. The decrease of $3.0 million, or 5.2%, was mainly attributable to a $3.0 million civil penalty in connection with our final settlement with the SEC, which was recorded in the first quarter of 2017 and an increase in gain of $0.9 million from the sale of certain old fab equipment. These decreases were offset in part by an allowance of $0.4 million related to employee withholding amounts recorded in the third quarter of 2018 and an increase in equity-based compensation.

Research and Development Expenses. Research and development expenses were $59.5 million, or 10.4% of net sales, for the nine months ended September 30, 2018, compared to $52.4 million, or 10.4% of net sales, for the nine months ended September 30, 2017. The increase of $7.1 million, or 13.5%, was primarily attributable to an increase in development activities for new OLED product.

Restructuring and Other Gain. Restructuring and other gain of $17.0 million recorded for the nine months ended September 30, 2017 resulted from a $16.6 million restructuring gain on the sale of the building related to the closure of our 6-inch fab and a $0.4 million gain on sale of our sensor business.

Early Termination Charges. Early termination charges of $13.4 million for the nine months ended September 30, 2017 were recorded for the termination benefits payable to the employees affected under our Headcount Reduction Plan.

Operating Income

As a result of the foregoing, operating income increased by $8.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. As discussed above, the increase in operating income resulted from a $15.6 million increase in gross profit, a $13.4 million decrease in early termination charges and $3.0 million decrease in selling, general and administrative expenses, which was partially offset by a $17.0 million decrease in restructuring and other gain and a $7.1 million increase in research development expenses.

Other Income

Interest Expenses. Interest expenses were $16.5 million and $16.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the nine months ended September 30, 2018 was $20.1 million compared to net foreign currency gain of $26.2 million for the nine months ended September 30, 2017. The net foreign currency loss for the nine months ended September 30, 2018 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency gain for the nine months ended September 30, 2017 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2018 and September 30, 2017, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $680 million and $670 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the nine months ended September 30, 2018 and September 30, 2017 was negative $0.3 million and $1.9 million, respectively.

Income Tax Expenses

Income tax expenses for the nine months ended September 30, 2018 and 2017 were $4.1 million and $2.3 million, respectively. The increase in income tax expenses was primarily attributable to an increase in income tax expense for our Korean subsidiary, which is estimated to generate taxable income for the fiscal year ending December 31, 2018, combined with its ability to utilize net operating loss carryforwards up to 70% of taxable income for the year.

Net Income

As a result of the foregoing, net income decreased by $42.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. As discussed above, the decrease in net income primarily resulted from a $46.3 million increase in net foreign currency loss which was partially offset by an $8.0 million increase in operating income.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2018, we do not have any accounts payable on extended terms or payment deferment with our vendors.

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

Cash Flows from Operating Activities

Cash inflow provided by operating activities totaled $25.0 million for the nine months ended September 30, 2018, compared to $24.3 million of cash outflow used in operating activities for the nine months ended September 30, 2017. The net operating cash inflow for the nine months ended September 30, 2018 reflects our net loss of $1.5 million and favorable adjustments of $70.1 million which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency loss, and a net decrease in operating assets and liabilities of $43.5 million.

Our working capital balance as of September 30, 2018 was $224.6 million compared to $192.1 million as of December 31, 2017. The $32.5 million increase was primarily attributable to an $11.2 million increase in account receivables and a $35.8 million increase in unbilled accounts receivable, which was a new item created in our balance sheet to conform with the new revenue recognition standard and represented our contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order basis, which had not been invoiced to the customer. This increase was offset in part by a $15.6 million increase in account payables.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $21.3 million and $24.0 million for the nine months ended September 30, 2018 and 2017, respectively. The $2.7 million decrease was primarily attributable to a $6.6 million net decrease in hedge collateral, which was offset in part by a $3.9 million net increase in purchase of plant, property and equipment.

Cash Flows from Financing Activities

Cash inflow provided by financing activities totaled $5.1 million for the nine months ended September 30, 2018, compared to $72.3 million of cash inflow provided by financing activities for the nine months ended September 30, 2017. The financing cash inflow for the nine months ended September 30, 2018 was primarily attributable to proceeds of $4.3 million in connection with the water treatment facility arrangement. The financing cash inflow for the nine months ended September 30, 2017 consisted of $80.3 million of net proceeds received from the issuance of the Exchangeable Notes and $3.4 million of proceeds received from the exercise of stock options, which was partly offset by the payment of $11.4 million for the repurchase of 1,795,444 shares of our common stock in January 2017 pursuant to our stock repurchase plan.

Capital Expenditures

We routinely make capital expenditures for fab maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the nine months ended September 30, 2018, capital expenditures were $23.2 million, a $3.9 million, or 20.2%, increase from $19.3 million for the nine months ended September 30, 2017. The capital expenditures for the nine months ended September 30, 2018 included a $4.3 million payment for the purchase of certain facilities related to a water treatment facility arrangement. The remaining expenditures were for meeting our customer demand, and supporting technology and facility improvements at our fabrication facilities.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2018:

	Payments Due by Period
	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
	(In millions)
Exchangeable Notes(1)	$97.0	$—	$4.3	$4.3	$88.4	$—	$—
2021 Notes(2)	269.7	—	14.9	14.9	239.9	—	—
Operating lease(3)	26.4	1.7	3.6	3.0	1.4	1.3	15.4
Water Treatment Services(3)(4)	60.1	2.2	8.7	8.7	8.6	8.6	23.3
Others(5)	27.2	2.5	11.5	10.6	2.6	—	—

(1)

Interest payments as well as $86.25 million aggregate principal amount of the Exchangeable Notes outstanding as of September 30, 2018, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier converted or redeemed.

(2)

Interest payments as well as $225.0 million aggregate principal amount of the 2021 Notes outstanding as of September 30, 2018, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.

(3)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,112.7:1, the exchange rate as of September 30, 2018.
(4)	Includes future payments for water treatment services based on contractual terms for our fabs in Korea.
(5)	Includes license agreements, funding obligations for the accrued severance benefits and other contractual obligations.

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

Beginning in July 2018, we contribute a certain percentage of severance benefits, accrued for eligible employees for their services from January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to certain severance insurance deposit accounts from our accrued severance benefits. As of September 30, 2018, our accrued severance benefits totaled $148.1 million and cumulative contributions to these severance insurance deposit accounts amounted to $0.9 million. Our related cash payments for future contributions have been included in the amount of $1.8 million, $2.7 million and $3.6 million for the fourth quarter of 2018, 2019 and 2020, respectively, to the extent that our obligations are contractual, fixed and reasonably estimable.

We follow accounting guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.5 million as of September 30, 2018. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2018 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $1.8 million in our U.S. dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of September 30, 2018, $86.25 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of September 30, 2018, $225.0 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2017 Form 10-K.

See also “Part I: Item 1A. Risk Factors” of our 2017 Form 10-K and Note 18 to our consolidated financial statements in this Report for additional information.

Item 1A.	Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2017 Form 10-K, Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, and other reports we have filed with the SEC. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC.

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2017 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.

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

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 7, 2018	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2018	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)