Form 10-K
period 2018-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2019-02-22
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $280,313,167.

As of February 15, 2019, the registrant had 34,091,378 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

Form 10-K

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

INDUSTRY AND MARKET DATA

We have made statements in this Annual Report on Form 10-K for the year ended December 31, 2018 (this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.

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

Item 1. Business

General

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, Internet of Things (“IoT”) applications, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and Radio Frequency (“RF”) applications. We have a proven record with about 40 years of operating history, a portfolio of approximately 3,000 registered patents and pending applications and extensive engineering and manufacturing process expertise. Our business is comprised of two operating segments: Foundry Services Group and Standard Products Group. Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve communications, IoT, consumer, industrial and automotive applications. Our Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. Our Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, mobile, automotive applications and home appliances. Our Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications.

Our wide variety of analog and mixed-signal semiconductor products and manufacturing services combined with our mature technology platform allow us to address multiple high-growth end markets and to rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs and allows us to better serve and capture additional demands from existing and new customers.

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology platform and develop products and services that are in high demand by our customers and end consumers. We sold over 2,000 distinct products in each of the years ended December 31, 2018 and December 31, 2017, with a substantial portion of our revenues derived from a concentrated number of customers. Our largest Foundry Services Group customers include some of the leading semiconductor companies that design analog and mixed-signal products for communications, IoT, consumer, industrial and automotive applications.

Our business is largely driven by innovation in the consumer electronics markets and the growing adoption by consumers worldwide of electronic devices for use in their daily lives. The consumer electronics market is large and growing rapidly, largely due to consumers increasingly accessing a wide variety of rich media content, such as high definition audio and video, mobile devices, televisions and games on advanced consumer electronic devices. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life.

For the year ended December 31, 2018, we generated net sales of $750.9 million, net loss of $3.9 million, Adjusted EBITDA of $84.3 million and Adjusted Net Income of $27.1 million. See “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA and Adjusted Net Income and a reconciliation to net income (loss) prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

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

Our Products and Services

Our Display Solutions line of products provides flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in high definition (HD), full high definition (FHD), ultra high definition (UHD), light emitting diode (LED), 3D and organic light emitting diodes (OLED) televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions line of products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons thin film transistor (LTPS TFT), as well as high-volume display technologies such as amorphous silicon thin film transistors (a-Si TFTs). Our Display Solutions products represented 34.1%, 30.8% and 41.0% of our net sales for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of power management semiconductor products, including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, e-bike, photovoltaic inverter, LED lighting, motor drive and home appliances. Our Power Solutions products represented 22.5%, 22.0% and 19.1% of our net sales for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

Through our Foundry Services Group, we also offer foundry services to fabless analog and mixed-signal semiconductor companies and IDMs that require differentiated, specialty analog and mixed-signal process technologies. Our process technologies are optimized for analog and mixed-signal devices and include standard complementary metal-oxide semiconductor (CMOS), high voltage CMOS, ultra-low leakage high voltage CMOS and bipolar complementary double-diffused metal oxide semiconductor (BCDMOS) and electronically erasable programmable read only memory (EEPROM). Our Foundry Services Group customers use us to manufacture a wide range of products, including display drivers, LED drivers, audio encoding and decoding devices, microcontrollers, touch screen controllers, RF switches, park distance control sensors for automotive, electronic tag memories and power management semiconductors. Our Foundry Services Group business represented 43.3%, 47.1% and 39.8% of our net sales for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

We manufacture the majority of our products at our two fabrication facilities located in Korea. We have approximately 508 proprietary process flows we can utilize for our products and offer to our Foundry Services Group customers. Our manufacturing base serves both our display driver and power management businesses and Foundry Services Group customers, allowing us to optimize our asset utilization and leverage our investments across our product and service offerings. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments.

Market Opportunity

The semiconductor market is large and is expanding its applications. Growth in this market is being driven by consumers seeking to enjoy a wide variety of rich media content, such as high definition audio and video, mobile devices, televisions and games. Electronics device manufacturers recognize that the consumer entertainment experience plays a critical role in differentiating their products. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the technology, functionality, form factor, cost, quality, reliability and power consumption of their products. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life. These advanced generations of consumer devices are growing faster than the overall electronics device market.

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

•

Fast Time-to-Market with New Products. As a result of rapid technological advancements and short product lifecycles, our target customers typically prefer suppliers who have a compelling pipeline of new products and capacity to leverage a substantial intellectual property and technology base to accelerate product design and manufacturing when needed.

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

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for electronics devices are challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology and Intellectual Property Platform. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of 419 engineers as of the date of this Report. Our platform allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial OLED display driver for mobile phones.

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

Our Strategy

Our objective is to grow our business, cash flow and profitability and to continue strengthening our position in the semiconductor industry as a leading provider of analog and mixed-signal semiconductor products and services for high-volume markets. Our business strategy emphasizes the following key elements:

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

•

Optimize Asset Utilization, Return on Capital Investments and Cash Flow Generation. We intend to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require substantial investment in frequent upgrades to the latest manufacturing equipment. By utilizing our manufacturing facilities for our Display Solutions and Power Solutions products and our Foundry Services Group customers, we seek to maximize return on our capital investments and our cash flow generation.

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

Our display technology portfolio includes building blocks for display drivers and timing controllers, processor and interface technologies, as well as sophisticated production techniques, such as chip-on-glass (COG) and chip-on-film (COF) for rigid, flexible bezel-less, edge type, and trench type OLED displays. Our advanced display drivers incorporate LTPS TFT and OLED panel technologies that enable the highest resolution displays. Furthermore, we are developing a broad intellectual property portfolio to improve the power efficiency of displays, including the development of our contents-based automatic brightness control (CABC), automatic current limit (ACL) and optical compensation technology for OLED displays.

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have approximately 508 process flows we can utilize for our products and offer to our Foundry Services Group customers. Our process technologies include standard CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS, low noise CMOS with embedded bipolar-CMOS-DMOS(BCD) and BCDMOS and radio frequency silicon on insulator (RFSOI). Our manufacturing processes incorporate embedded memory solutions, such as static random access memory (SRAM), one-time programmable (OTP) memory, multiple-time programmable (MTP) memory, electrical fuse, and EEPROM. More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost-effective solutions to our customers.

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

Foundry Services

We provide specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 508 process flows to our Foundry Services Group customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

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

Process Technology Overview

•

Mixed-Signal. Mixed-signal process technology is used in devices that require conversion of light and sound into electrical signals for processing and display. Our mixed-signal processes include advanced technologies such as low-noise process using triple gate, which allows die size reduction at any given performance level.

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

The table below sets forth the key process technologies in Foundry Services Group that we currently offer to customers:

Process	Technology	Device	Application
Mixed-Signal	• 0.13-0.5µm • Low noise • Ultra low power • Triple gate • RF SOI • 0.13µm Slim* • 0.18µm Slim	• Analog to digital converter • Digital to analog converter • Audio codec • Chipset • RF switch • Digital tunable capacitor • Fingerprint sensor	• Smartphones • Tablet PCs • Notebooks • PC peripherals • DVD players • LCD TVs

Process	Technology	Device	Application
Power	• 0.13*-0.35µm • BCD 40V-120V* • Deep trench isolation • MOSFET • Ultra high voltage • Thick metal • Slim BCD 100V* • Simplified UHV	• Power management • LED driver • High power audio amp • Power Over Ethernet • DC/DC converter • USB type-C • Wireless power charger	• Smartphones • Tablet PCs • Notebooks • LCD TVs • LED lighting • LCD monitors • Automotive

High-Voltage CMOS	• 0.11-0.35µm • 18V-45V • Bipolar	• Display driver • CSTN driver	• Smartphones • Tablet PCs • LCD TVs • Desktop PCs • LCD monitors

NVM	• 0.11*-0.35µm • EEPROM, Ultra low leakage • Slim flash, Ultra low leakage • eFlash • OTP • MTP	• Microcontroller • Touch screen controller • Electronic tag memory • Hearing aid controller • Fingerprint sensor • Auto Focus IC	• Smartphones • Tablet PCs • Industrial applications • Medical equipment • Automotive

*	In customer qualification stage

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

•	Package Type. The assembly of display drivers typically uses COF and COG package types.

Large Display Solutions. We provide display solutions for a wide range of flat panel display sizes used in LCD televisions, including ultra-high definition televisions, or UHD TVs, FHD TVs, HD TVs, LED TVs, 3D TVs, OLED TVs, LCD monitors, notebooks, tablet PCs, public information displays and automotive.

Our large display solutions include source and gate drivers and timing controllers with a variety of interfaces, voltages, frequencies and packages to meet customers’ needs. These products include advanced technologies such as high channel count, with products in mass production to provide up to 1,542 channels. Our large display solutions are designed to allow customers to cost-effectively meet the increasing demand for high resolution displays. We focus extensively on reducing the die size of our large display drivers and other solutions products to reduce costs without having to migrate to smaller geometries. For example, we have implemented several solutions to reduce die size in large display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. We have recently introduced a number of new large display drivers with reduced die size.

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

• UHD/HD/LED/3D TVs • Notebooks • LCD/LED monitors • Automotive

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

Mobile Display Solutions. Our mobile display solutions incorporate the industry’s most advanced display technologies, such as OLED and LTPS, as well as high-volume technologies such as a-Si TFT. Our mobile display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface (MDDI), MIPI, reduced swing differential signaling interface (RSDS) and logic-based OTP memory. We focus extensively on reducing the die size of our mobile display drivers and other solutions products to reduce costs without having to migrate to smaller geometries. For example, we have implemented several solutions to reduce die size in mobile display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as CABC and ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency. Our OLED driver ICs can support various configurations such as high resolution from FHD+(2,240x1,080) to QHD+(3,120x1,440), wide aspect ratio from 16:9 to 21:9 and flexible bezel-less, edge type, and trench type OLED displays.

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
OLED	• Resolutions of HD720, WXGA, FHD, FHD+, QHD and QHD+ • Aspect ratio from 16:9 to 21:9 • Color depth of 16 million • MIPI, eRVDS interface • Logic-based OTP • ABC, ACL	• Smartphones • Game consoles • Digital still cameras • Tablet PCs • Virtual reality headsets

LTPS	• Resolutions of VGA, WSVGA, WVGA and DVGA • Color depth of 16 million • MDDI, MIPI interface • Logic-based OTP • Separated gamma control	• Smartphones • Digital still cameras

a-Si TFT	• Resolutions of WQVGA and HVGA • Color depth of 16 million • RSDS, MDDI, MIPI interface • CABC • Separated gamma control	• Mobile phones • Digital still cameras • Automotive

Power Solutions

We develop, manufacture and market power management solutions for a wide range of end-market customers. The products include MOSFETs, IGBTs, AC-DC converters, DC-DC converters, LED drivers, regulators, for a range of devices, including LCD, LED, and UHD televisions, digital signage, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliances and industrial applications such as power suppliers, e-bikes, photovoltaic inverters, LED lighting and motor drives.

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

•

AC-DC Converters and DC-DC Converters. We offer AC-DC and DC-DC converters targeting mobile applications and high power applications like LCD, LED, and UHD televisions, notebooks, smartphones, mobile phones, set-top boxes and display modules. We expect our AC-DC and DC-DC converters will meet customer’s green power requirements by featuring wide input voltage ranges, high efficiency and small size.

•

LED Drivers. LED backlighting drivers serve the fast-growing LCD and LED panel backlighting market for LCD and LED televisions, LCD monitors, digital signage, notebooks, smartphones and tablet PCs. Our products are designed to provide high efficiency and wide input voltage range, as well as pulse width modulation (PWM) dimming for accurate white LED dimming control. LED lighting drivers have a wide input voltage range applicable to incandescent bulb and fluorescent lamp replacement.

•	Regulators. We also provide analog regulators for mobile and consumer applications. Our products are designed for high efficiency and low power consumption in mobile applications.

•

SSD PMIC. We also provide solid state drive power management integrated circuit (SSD PMIC) for the computing segment. Our product is designed for high frequency switching, high efficiency and pulse frequency modulation (PFM) function to reduce power consumption in low load converters.

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

High Voltage MOSFET

•  Voltage options of 200V-700V

•  R2FET (rapid recovery) option to shorten reverse diode recovery time

•  Zenor FET option for MOSFET protection for abnormal input

•  Advanced Planar MOSFET Process

•  Advanced packages to enable reduction of PCB mounting area

• Adaptors for tablet PC/mobile phone/smartphone • Power supplies • Lighting (ballast, HID, LED) • Industrial applications • LCD/LED/UHD TVs

Product	Key Features	Applications

Super Junction MOSFET	• Voltage options of 500V-900V • Low RDS(ON) • Epi stack process	• LCD/LED/UHD TVs • Lightings applications (ballast, HID, LED) • Smartphones • Power supplies • Servers • Industrial applications

IGBTs	• Voltage options of 650V/1200V • Field Stop Trench IGBT • Current options from 15A to 60A	• Industrial applications • Consumer appliances

AC-DC Converter	• Wide control range for high power application (>150W) • Advanced BCDMOS process • High Precision Voltage Reference • Very low startup current consumption	• LCD/LED/UHD TVs • Power supplies

DC-DC Converters	• High efficiency, wide input voltage range • Advanced BCDMOS process • Fast load and line regulation • Accurate output voltage • OCP, SCP and thermal protections	• LCD/LED/UHD TVs • Smartphones • Mobile phones • Notebooks • Set-top boxes

LED Backlighting Drivers

•  High efficiency, wide input
voltage range

•  Advanced BCDMOS process

•  OCP, SCP, OVP and UVLO protections

•  Accurate LED current control and multi-channel matching

•  Programmable current limit, boost up frequency

• Tablet PCs • Notebooks • Smartphones • LED/UHD TVs • LED monitors

Digital Controlled LED Driver	• Multi-channel constant current control • 12Bit gray scale with SPI	• Digital signage

LED Lighting Drivers

•  High efficiency, wide input
voltage range

•  Simple solutions with external components fully integrated

•  Advanced high voltage BCDMOS process

•  Accurate LED current control and high power factor and low THB

• AC and DC LED lighting

Product	Key Features	Applications
Regulators	• Single and multi-regulators • Low Noise Output regulators • Wide range of input voltage and various output current • CMOS and BCDMOS processes	• Smartphones and Mobile phones • Notebooks

SSD PMIC	• High current buck • PFM function • High frequency switching • High efficiency • High integration technology • Small QFN package	• Computing

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

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices in the US, Japan, Greater China and Europe. We have a network of agents and distributors in Korea, the US, Japan, Greater China and Europe. For the years ended December 31, 2018, 2017 and 2016, we derived 77%, 75% and 77% of net sales through our direct sales force, respectively, and 23%, 25% and 23% of net sales through our network of authorized agents and distributors, respectively.

Customers

We sell our Display Solutions and Power Solutions products to consumer, computing and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. We sell our foundry services to analog and mixed-signal semiconductor companies. For the years ended December 31, 2018, 2017 and 2016, our ten largest customers accounted for 61%, 57% and 64% of our net sales, respectively. For the year ended December 31, 2018, sales to Samsung Display Corporation represented 19.3% of our net sales and 56.6% of our Display Solutions division’s net sales, and LG Display represented 13.3% of our net sales and 38.9% of our Display Solutions division’s net sales. For the year ended December 31, 2017, sales to LG Display represented 15.6% of our net sales and 50.6% of our Display Solutions division’s net sales. For the year ended December 31, 2016, sales to Samsung Display Corporation represented 23.5% of our net sales and 57.3% of our Display Solutions division’s net sales, and sales to LG Display represented 11.4% of our net sales and 27.9% of our Display Solutions division’s net sales. For the year ended December 31, 2018, we recorded revenues of $37.5 million from customers in the US and $713.4 million from all foreign countries, of which 39.6% was from Korea, 14.0% from Taiwan, 4.5% from the United Kingdom and 35.5% from Greater China. For the year ended December 31, 2017, we recorded revenues of $35.1 million from customers in the US and $644.6 million from all foreign countries, of which 43.4% was from Korea, 18.2% from Taiwan, 3.7% from the United Kingdom and 24.9% from Greater China. For the year ended December 31, 2016, we recorded revenues of $33.2 million from customers in the US and $654.8 million from all foreign countries, of which 33.5% was from Korea, 16.5% from Taiwan, 5.0% from the United Kingdom and 37.3% from Greater China.

Intellectual Property

As of December 31, 2018, our portfolio of intellectual property assets included approximately 2,678 registered patents and 307 pending patent applications. Approximately 1,948 and 137 of our patents and pending applications, respectively, are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 730 registered patents and 170 pending applications that relate to identical technical claims in our base patent portfolio. Our patents expire at various times approximately over the next 19 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

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

Employees

Our worldwide workforce consisted of 2,515 employees (full- and part-time) as of December 31, 2018, of which 346 were involved in sales, marketing, general and administrative, 419 in research and development (including 194 with advanced degrees), 103 in quality, reliability and assurance and 1,647 in manufacturing (comprised of 256 in engineering and 1,391 in operations). As of December 31, 2018, our workforce consisted of 2,515 employees, of which 1,479 employees, or approximately 59% of our workforce, were represented by the MagnaChip Semiconductor Labor Union.

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

Available Information

Our principal executive offices are located at: c/o MagnaChip Semiconductor S.A., 1, Allée Scheffer, L-2520 Luxembourg, Grand Duchy of Luxembourg, and our telephone number is (352) 45-62-62. Our website address is www.magnachip.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q or 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can be accessed, free of charge, at our website as soon as practicable after such reports are filed with the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Clawback Policy, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and Risk Committee Charter are available on our website. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this Report and shall not be deemed to be incorporated by reference into this Report. In addition, the SEC maintains an internet site, www.sec.gov, from which you can access our annual, quarterly and current reports on Form 10-K, 10-Q and 8-K, respectively, and all amendments to these materials after such reports and amendments are filed with the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o MagnaChip Semiconductor, Inc., 60 South Market Street, Suite 750, San Jose, CA 95113, Attention: General Counsel and Secretary; the telephone number at that address is (408) 625-5999.

Executive Officers of the Company

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Young-Joon (YJ) Kim	54	Chief Executive Officer and Director
Jonathan Kim	44	Chief Financial Officer, Executive Vice President and Chief Accounting Officer
Theodore Kim	49	Chief Compliance Officer, Executive Vice President, General Counsel and Secretary
Woung Moo Lee	56	Executive Vice President and General Manager, Standard Products Group

Young-Joon (YJ) Kim, Chief Executive Officer and Director. Mr. YJ Kim became our Chief Executive Officer in May 2015 and has also served as a director on our Board since that time. Mr. Kim joined our company in May 2013 and served as our Executive Vice President and General Manager, Display Solutions Division. He was promoted to Interim Chief Executive Officer in May 2014. He also served as the acting General Manager of our Foundry Services Group from May to November 2015. Prior to joining our company, Mr. Kim held a variety of senior management roles at several global semiconductor firms in a career spanning nearly 30 years. His past roles include marketing, engineering, product development and strategic planning, and his product expertise includes microprocessors, network processors, FLASH, EPROM, analog, mixed-signal, sensors, workstations and servers. Immediately before joining our company, Mr. Kim served as Vice President, Infrastructure Processor Division, and General Manager of the OCTEON Multi-Core Processor Group of Cavium, Inc., where he worked from 2006 to 2013. Prior to Cavium, Mr. Kim served as Core Team Lead and General Manager of the Tolapai Program at Intel Corporation from 2004 to 2006. In 1998, Mr. Kim co-founded API Networks, a joint venture between Samsung and Compaq, where he served as the head of product management, worldwide sales and business development for Alpha processors. Prior to API Networks, Mr. Kim served as Director of Marketing at Samsung Semiconductor, Inc. from 1996 to 1998. Mr. Kim began his career as a product engineer at Intel Corporation. Mr. Kim holds B.S. and M. Eng. degrees in Electrical Engineering from Cornell University. Our Board has concluded that Mr. YJ Kim is a valuable member of the Board based on his understanding of our company’s products and technology as our Chief Executive Officer and his deep knowledge of the semiconductor industry.

Jonathan Kim (J. Kim), Chief Financial Officer, Executive Vice President and Chief Accounting Officer. Mr. Jonathan Kim was appointed Chief Financial Officer and Executive Vice President in May 2015, after serving as our Interim Chief Financial Officer, Chief Accounting Officer and Senior Vice President since March 2014. Prior to joining MagnaChip, Mr. Kim served since July 2010 as the Chief Financial Officer of StartForce, Inc., a VC backed desktop virtualization company, which was acquired in February 2011 by ZeroDesktop, Inc., a leading developer of next-generation desktop virtualization and cloud computing solutions. Mr. Kim continued to serve as the Chief Financial Officer at ZeroDesktop through March 2014. Mr. Kim also served as a principal at a Silicon Valley based investment and advisory firm where he led investments in startup companies in the US and Korea. Mr. Kim began his career in public accounting and held various positions with Deloitte for nearly 10 years, serving Global Fortune 500 and US multinational publicly traded clients in the Technology, Media & Telecommunication sectors. Mr. Kim holds a B.A. degree in Business Administration from the Foster School of Business at the University of Washington and is a Certified Public Accountant.

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

We must develop new products and services and enhance our existing products and services to meet rapidly evolving customer requirements. We design products for customers that continually require higher performance and functionality at lower costs. We must, therefore, continue to enhance the performance and functionality of our products. The development process for these advancements is lengthy and requires us to accurately anticipate technological changes and market trends. Developing and enhancing these products is uncertain and can be time-consuming, costly and complex. If we do not continue to develop and maintain process technologies that are in demand by our Foundry Services Group customers, we may be unable to maintain existing customers or attract new customers.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication facilities. As many of our costs are fixed, a reduction in capacity utilization, as well as changes in other factors, such as reduced yield or unfavorable product mix, could reduce our profit margins and adversely affect our operating results. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, strategic evaluations and decisions by the Board related to the Company’s overall business, divisions and business lines, mechanical failures and disruption of operations due to expansion or relocation of operations, power interruptions and fire, flood or other natural disasters or calamities. The potential delays and costs resulting from these factors and circumstances could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our sales comes from a relatively limited number of customers, the loss of which would adversely affect our financial results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, our financial results would be adversely affected. For the years ended December 31, 2018, 2017 and 2016, our ten largest customers accounted for 61%, 57% and 64% of our net sales, respectively. For the year ended December 31, 2018, sales to Samsung Display Corporation represented 19.3% of the Company’s net sales and 56.6% of our Display Solutions division’s net sales, and sales to LG Display represented 13.3% of the Company’s net sales and 38.9% of our Display Solutions division’s net sales. For the year ended December 31, 2017, sales to LG Display represented 15.6% of the Company’s net sales and 50.6% of our Display Solutions division’s net sales. For the year ended December 31, 2016, sales to Samsung Display Corporation represented 23.5% of the Company’s net sales and 57.3% of our Display Solutions division’s net sales, and sales to LG Display represented 11.4% of the Company’s net sales and 27.9% of our Display Solutions division’s net sales. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time would adversely affect our business.

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

We invest significant resources in our research and development. Our research and development efforts, however, may not yield commercially viable products or enhance our services offerings. During each stage of research and development, there is a substantial risk that we will have to abandon a potential product or service offering that is no longer marketable and in which we have invested significant resources. In the event we are able to develop viable new products or service offerings, a significant amount of time will have elapsed between our investment in the necessary research and development effort and the receipt of any related revenues.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in US dollars, changes in the exchange rate between the Korean won and the US dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in US dollars relative to Korean won, a depreciation in the US dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the US dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had an unfavorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2018 due to a relative stronger Korean won during the period. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the US dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars. As of December 31, 2018, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $666.6 million. Our Dutch subsidiary uses the US dollar as their functional currency. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock or the price of the Exchangeable Notes or the 2021 Notes (each as defined below) could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency forward and zero cost collar contracts in order to mitigate a portion of the impact of US dollar-Korean won exchange rate fluctuations on our operating results. These foreign currency forward and zero cost collar contracts typically require us to sell specified notional amounts in US dollars and provide us the option to sell specified notional amounts in US dollars during successive months to our counterparty in exchange for Korean won at specified exchange rates. Obligations under these foreign currency forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our total cash and cash equivalents is less than $30 million at the end of a fiscal quarter. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations” for further details.

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

As of December 31, 2018, 1,479 employees, or approximately 59% of our employees, were represented by the MagnaChip Semiconductor Labor Union. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

The manufacture of semiconductors involves highly complex processes that require precision, a highly regulated and sterile environment and specialized equipment. Defects or other difficulties in the manufacturing process can prevent us from achieving acceptable yields in the manufacturing of our products or those of our Foundry Services Group customers, which could lead to higher costs, a loss of customers or delay in market acceptance of our products. Slight impurities or defects in the photomasks used to print circuits on a wafer or other factors can cause significant difficulties, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. We may also experience manufacturing problems in achieving acceptable yields as a result of, among other things, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies. Yields below our target levels can negatively impact our gross profit and may cause us to eliminate underperforming products.

We rely on a number of independent subcontractors and the failure of any of these independent subcontractors to perform as required could adversely affect our operating results.

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skill and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, and Taiwan. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. We could be adversely affected by political disorders, labor disruptions and natural disasters where our subcontractors are located. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems or decrease the capacity available to us, our operating results could be adversely affected.

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

The SEC, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, adopted disclosure regulations for public companies that manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The implementation of these requirements could adversely affect the sourcing, availability and pricing of metals used in the manufacture of our products. We may also incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. We may also face difficulties in satisfying customers who may require that our products be certified as free of “conflict materials,” which could harm our relationships with these customers and lead to a loss of revenue.

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

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act in the US, was enacted (the “Tax Reform”). The Tax Reform reduces the US federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The Tax Reform contains several key provisions that affect our assessment of deferred taxes, which include the remeasurement of deferred taxes, recognition of liabilities for taxes on mandatory deemed repatriation and certain other foreign income, and reassessment of the realizability of deferred tax assets.

As of December 31, 2017, we remeasured our deferred tax assets and liabilities at the reduced rate of 21.0%, assessed the realizability of remeasured deferred tax assets and reduced our net deferred tax assets by $13.4 million in 2017. During 2018, we analyzed the mandatory deemed repatriation tax and concluded that we have no tax liability on previously untaxed accumulated earnings and profits of our foreign subsidiaries. We also reviewed the other components of the Tax Reform and based on our evaluation, no material impact was recorded to our consolidated financial statements for the year ended December 31, 2018.

Recent changes in international trade policy and the imposition and threats of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there have been increasing public threats and, in some cases, legislative or executive action, from US and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since March of 2018, the US and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs globally, and between the US and China specifically, may negatively impacting China’s overall economic condition, which could negatively affect demand for our products in China and materially and adversely affect our business and results of operations of our customers serving the China markets. Furthermore, imposition of tariffs could increase costs of the end-user products we supply or those manufactured by our Foundry Services Group that we may not be able to pass on to our customers, which could in turn cause a decrease in the sales of our products and services and materially and adversely affect our business and results of operations.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, proprietary technology and know-how, as well as our ability to operate without infringing the proprietary rights of others.

We attempt to protect our intellectual property rights, both in the US and in foreign countries, through a combination of patent, trademark, copyright, mask works and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the US. In particular, the validity, enforceability and scope of protection of intellectual property in China, where we derive a significant portion of our net sales, and certain other countries where we derive net sales, are uncertain and still evolving and historically have not protected, and may not protect in the future, intellectual property rights to the same extent as do the laws and enforcement procedures in the US. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the US until they are published. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may need to file lawsuits to enforce our patents or intellectual property rights, and we may need to defend against claimed infringement of the rights of others. Any litigation could result in substantial costs to us and divert our resources, and we cannot assure you that we will prevail. Any claims of intellectual property infringement or misappropriation against use, even those without merit, could require us to:

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

We are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and wastes, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Among them is the Act on Remediation and Compensation for Damages arising from Environmental Contamination which came into effect in Korea on January 1, 2016 and provides for strict liability of business entities in violation of the act and alleviates the burden of proof for the damaged party. As a result, we have increased potential exposure to liability for environmental contaminations that might have existed in the past or would arise in the future. There can be no assurance that we have been, or will be, in compliance with all such laws and regulations or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, the failure to comply with new or existing laws, or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

Our Korean subsidiary has been designated as a regulated business under Korean environmental law, and such designation could have an adverse effect on our financial position and results of operations.

Since 2015, our Korean subsidiary has been subject to K-ETS, a new set of greenhouse gas emissions regulation, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government, and is required to meet its allocated target by either reducing the emission or purchasing the allowances from other participants in the emission trading market. Reduction of our emissions or energy consumption may result in additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, as well as cost of procuring emission allowances to cover the excess emissions, which could adversely affect our financial position and results of operations. During the first implementation period from 2015 to 2017, we did not exceed the allocated emission amount. We are in the second implementation period that covers from 2018 to 2020. We will continue to monitor our compliance with the emissions allowance for the referred 3-year period on a cumulative basis as well as for an individual year basis. As of December 31, 2018, we had a sufficient emissions allowance and, accordingly, no liability was recorded. In addition, from time to time, if we assess that we have excess allowances, we may sell such excess allowances to manufacturers in the emission market in Korea.

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

Relations between South Korea and North Korea have been tense throughout Korea’s modern history. The level of tension between the two Koreas has fluctuated and may increase abruptly as a result of current and future events. In particular, in recent years, there have been heightened security concerns stemming from North Korea’s nuclear weapon and long-range missile programs and increased uncertainty regarding North Korea’s actions and possible responses from the international community.

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

Most of our subsidiaries are organized or incorporated outside of the US and some of our directors and executive officers as well as our independent auditors are organized or reside outside of the US. Most of our and our subsidiaries’ assets are located outside of the US and in particular, in Korea. Accordingly, any judgment obtained in the US against us or our subsidiaries may not be collectible in the US. As a result, it may not be possible for you to effect service of process within the US upon these persons or to enforce against them or us court judgments obtained in the US that are predicated upon the civil liability provisions of the federal securities laws of the US or of the securities laws of any state of the US. In particular, there is doubt as to the enforceability in Korea or any other jurisdictions outside the US, either in original actions or in actions for enforcement of judgments of US courts, of civil liabilities predicated on the federal securities laws of the US or the securities laws of any state of the US.

Our level of indebtedness is substantial, and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. A decline in the ratings of our existing or future indebtedness may make the terms of any new indebtedness we choose to incur more costly.

As of December 31, 2018, our total indebtedness was $303.6 million, which represents the principal amount outstanding under our 6.625% Senior Notes due 2021 (“2021 Notes”) and 5.0% Exchangeable Senior Notes due 2021 (“Exchangeable Notes”), excluding $5.6 million of unamortized discount and debt issuance costs. We are permitted under the indentures governing our outstanding Exchangeable Notes and 2021 Notes to incur additional debt under certain conditions, including additional secured debt. If new debt were to be incurred in the future, the related risks that we now face could intensify. Our substantial debt could have important consequences, including:

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

We anticipate that payments under our outstanding Exchangeable Notes and 2021 Notes will be funded in part by MagnaChip Korea’s repayment of its existing loans from MagnaChip Semiconductor B.V., with MagnaChip Semiconductor B.V. using such repayments in turn to repay the loans owed to MagnaChip Semiconductor S.A., which will repay loans owed to us. Under the Korean Foreign Exchange Transaction Act, the minister of the Ministry of Strategy and Finance is authorized to temporarily suspend payments in foreign currencies in the event of natural calamities, wars, conflicts of arms, grave and sudden changes in domestic or foreign economic conditions, or other similar situations. In addition, under the Korean Commercial Code, a Korean company is permitted to make a dividend payment in accordance with the provisions in its articles of incorporation out of retained earnings (as determined in accordance with the Korean Commercial Code and the generally accepted accounting principles in Korea), but no more than twice a year. If MagnaChip Korea is prevented from making payments under its intercompany loans due to restrictions on payments of foreign currency or if it has an insufficient amount of retained earnings under the Korean Commercial Code to make dividend payments to MagnaChip Semiconductor B.V., we and MagnaChip Semiconductor S.A. may not have sufficient funds to make payments on the notes or our outstanding Exchangeable Notes and 2021 Notes.

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

From the time we began operations as a separate entity in 2004 until we emerged from our 2009 reorganization proceedings under Chapter 11 of the US Bankruptcy Code, which we refer to as our “reorganization proceedings,” we generated significant net losses and did not generate a profit for a full fiscal year. In addition, since 2013 until 2016, we again had substantial net losses despite some improvements made in 2016. We may increase spending to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we cannot maintain profitability, the value of the enterprise may decline.

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

A substantial majority of our assembly, test and packaging services for our Display Solutions business and all of such services for our Power Solutions business are outsourced with the balance handled in-house. Our independent providers of these services are located in Korea, China, and Taiwan. The relative cost of outsourced services, as compared to in-house services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.

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

See also “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18” in this Report for additional information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.”

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from December 31, 2013 (the last trading day before the beginning of our fifth preceding fiscal year) through December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares during the five-year period ended December 31, 2018.

Comparison of Cumulative Total Return*

Among MagnaChip Semiconductor Corporation, the S&P 500 Index and the PHLX

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return to Stockholders (Including Reinvestment of Dividends)

Indexed Returns

Company/Index	Base Period 12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/29/2017	12/31/2018
MagnaChip Semiconductor Corporation	100	66.62	27.13	31.79	51.03	31.85
S&P 500 Index	100	111.39	110.58	121.13	144.65	135.63
Philadelphia Semiconductor Index	100	128.38	124.01	169.42	234.20	215.91

Holders

The approximate number of record holders of our outstanding common stock as of February 15, 2019 was 71. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividends

We do not intend to pay any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.

Issuer Purchases of Equity Securities

On October 7, 2011, our Board of Directors adopted a stock repurchase program whereby we were authorized, subject to prevailing market conditions and other factors, to repurchase up to $35.0 million of our outstanding common stock. Our Board of Directors extended and increased the program by an additional $25.0 million in August 2012, for a maximum aggregate repurchase amount under the original program of up to $60.0 million. On July 30, 2013, we announced that our Board of Directors approved a new stock repurchase program under which we are authorized to repurchase up to $100.0 million of our common stock. The new stock repurchase program was effective August 5, 2013 through December 15, 2014, and replaced the original stock repurchase program. The stock repurchase program did not require that we purchase a minimum amount of shares of our common stock and may be commenced, suspended, resumed or terminated at any time without notice. The timing and extent of any repurchases were dependent upon prevailing market conditions, the trading price of the Company’s common stock and other factors, and subject to contractual restrictions and restrictions under applicable law and regulations. As of December 31, 2013, we had repurchased 6,578,765 shares of our common stock in the open market under these programs at an aggregate cost of $90.9 million. In March 2014, our Board of Directors suspended the stock repurchase program indefinitely pending the completion of the independent investigation commenced by our Audit Committee in January 2014, and the stock repurchase program expired by its terms on December 15, 2014. Accordingly, we did not repurchase any shares under the stock repurchase program during the period from 2014 to 2016.

In January 2017, in connection with the offering of our Exchangeable Notes, our Board of Directors adopted a stock repurchase program, under which we were permitted to repurchase up to $15.0 million of our outstanding common stock, of which $11.4 million was used at the time of the offering. In December 2018 and January 2019, we repurchased an aggregate of 560,192 shares of our common stock in the open market under the program at an aggregate cost of $3.6 million. This represents the remaining portion of the stock repurchase program that was authorized by our Board of Directors at the time of the offering of our Exchangeable Notes in January 2017. The following table details our repurchases of our outstanding common stock from October 1, 2018 through December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate dollar value of shares that may yet be purchased under the Program
October 1, 2018—October 31, 2018	—	—	—	$3,598,930.60
November 1, 2018—November 30, 2018	—	—	—	$3,598,930.60
December 1, 2018—December 31, 2018	198,204	$6.32	198,204	$2,346,499.46

Total:	198,204		198,204

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

We have derived the selected consolidated financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 from the audited consolidated financial statements of the Company included in this Report. We have derived the selected consolidated financial data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 from the historical consolidated financial statements of MagnaChip Semiconductor Corporation not included in this Report. The historical financial data of MagnaChip Semiconductor Corporation for any period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, 2018(1)	Year Ended December 31, 2017(1)	Year Ended December 31, 2016(1)(2)	Year Ended December 31, 2015(1)	Year Ended December 31, 2014(1)
	(In millions, except per share data)
Statements of Operations Data:
Net sales	$750.9	$679.7	$688.0	$633.7	$698.2
Cost of sales	552.8	491.8	531.7	498.8	545.4

Gross profit	198.1	187.9	156.2	134.9	152.9
Selling, general and administrative expenses	72.6	81.8	83.5	94.4	127.0
Research and development expenses	78.0	70.5	72.2	83.4	92.8
Restructuring, impairment and other charges (gain), net	—	(17.0)	(6.5)	—	10.3
Early termination charges	—	13.4	4.2	—	—

Operating income (loss) from continuing operations	47.4	39.2	2.7	(42.9)	(77.1)
Interest expense	(22.3)	(21.6)	(16.2)	(16.3)	(16.8)
Foreign currency gain (loss), net	(24.4)	65.5	(15.4)	(42.5)	(24.7)
Loss on early extinguishment of long-term borrowings, net	(0.2)	—	—	—	—
Others, net	0.3	2.9	3.0	1.8	2.9

	(46.7)	46.9	(28.6)	(57.0)	(38.6)

Income (loss) from operations before income taxes	0.7	86.1	(25.9)	(100.0)	(115.7)
Income tax expenses (benefits)	4.6	1.2	3.7	(15.1)	1.5

Net income (loss)	$(3.9)	$84.9	$(29.6)	$(84.9)	$(117.2)

Per share data:
Earnings (loss) per share	—
Basic	$(0.11)	$2.50	$(0.85)	$(2.47)	$(3.44)
Diluted	$(0.11)	$2.02	$(0.85)	$(2.47)	$(3.44)
Weighted average number of shares
Basic	34.470	33.943	34.834	34.381	34.056
Diluted	34.470	44.755	34.834	34.381	34.056

	Year Ended December 31, 2018(1)	Year Ended December 31, 2017(1)	Year Ended December 31, 2016(1)(2)	Year Ended December 31, 2015(1)	Year Ended December 31, 2014(1)
	(In millions, except per share data)
Balance Sheet Data (at period end):
Cash and cash equivalents	$132.4	$128.6	$83.4	$90.9	$102.4
Total assets(3)	583.2	558.8	442.0	474.1	523.4
Total indebtedness(3)(4)	303.6	303.4	221.1	220.4	219.7
Stockholders’ equity (deficit)	(17.3)	(39.6)	(72.1)	(62.3)	(18.5)
Supplemental Data:
Adjusted EBITDA(5)	$84.3	$78.7	$40.7	$0.8	$8.5
Adjusted Net Income (Loss)(6)	$27.1	$28.9	$(4.5)	$(26.7)	$(38.1)

(1)

The FASB issued the new revenue recognition standard through several Accounting Standards Updates that superseded the legacy revenue recognition requirements. The new revenue recognition standard became effective on January 1, 2018. As we adopted the new revenue standard using the modified retrospective method, which allowed the recognition of the cumulative effect of initially applying the new revenue standard as an adjustment to our equity as of January 1, 2018. The comparative prior period amounts were not restated and continued to be reported under the accounting standards in effect for such periods. For further description of the adoption of the new revenue standard, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in this Report.

(2)

Certain charges related to the closure of our 6-inch fab and headcount reduction, previously included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2016, have been reclassified to restructuring, impairment and other charges (gain), net and early termination charges, respectively, to conform to the presentation for the year ended December 31, 2017.

(3)

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest”, which requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. We adopted ASU 2015-03 in 2016 and reclassified all prior periods presented in the table above. As of December 31, 2015 and December 31, 2014, $3.8 million and $4.3 million of debt issuance costs were reclassified from total assets to a reduction of total indebtedness. The adoption of ASU 2015-03 did not impact our consolidated statements of operations.

(4)	Total indebtedness represents long-term borrowings.
(5)

We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other gain, net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses (gain), (vii) secondary offering expense, (viii) loss on early extinguishment of long-term borrowings, net and (ix) other indemnification costs and reimbursement. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expenses (benefits) and depreciation and amortization. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Income (Loss).”

(6)

We define Adjusted Net Income (Loss) for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other gain, net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses (gain), (vii) secondary offering expense, (viii) loss on early extinguishment of long-term borrowings, net and (ix) other indemnification costs and reimbursement. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Income (Loss).”

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

Overview

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and RF applications. We have a proven record with about 40 years of operating history, a portfolio of approximately 3,000 registered patents and pending applications and extensive engineering and manufacturing process expertise.

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

We are in a period of weaker demand from our foundry customers in part as a result of recent softening global market conditions, including macroeconomic uncertainties. This, together with significantly lower than expected utilization, among other factors will adversely impact our Foundry Services Group gross margin and other operating results, and such impact likely will be material. We are also currently evaluating a number of options to optimize our foundry operations and expense structure with an intent toward maximizing shareholder value.

On February 14, 2019, we announced that we have undertaken a strategic evaluation of our Foundry Services Group business and fabrication facility located in Cheongju (“Fab 4”), the larger of our two 8” manufacturing facilities. Fab 4 is an analog and mixed signal fab that produces approximately 73% of our total capacity, and is used primarily to meet wafer demand from customers of our Foundry Services Group that rely on outside suppliers. The strategic evaluation is expected to include a range of possible options, including, but not limited to, joint ventures, strategic partnerships as well as M&A possibilities. We have engaged J.P. Morgan Securities LLC as our financial advisor to assist in the evaluation. It is possible that the announced strategic evaluation of our Foundry Services Group business and Fab 4 could adversely impact foundry loadings and Company margins.

Recent Developments

Repurchase of Long-term Borrowings

In December 2018, we repurchased a principal amount of $0.5 million and $1.6 million of the 2021 Notes and the Exchangeable Notes, respectively. As a result, we recorded a $0.2 million net loss as early extinguishment loss on our consolidated statements of operations for the year ended December 31, 2018.

Water Treatment Facility Arrangement

On June 29, 2018, we entered into an arrangement whereby we acquired a water treatment facility to support our fabrication facility in Gumi, Korea from SK hynix for $4.2 million, and sold it for $4.2 million to a third party management company that we have engaged to run the facility for a 10-year term. This arrangement is accounted for as a financing due to our Korean subsidiary’s continuing involvement with the facility. As a result, on the acquisition date, we recorded the water treatment facility of $4.2 million as property, plant and equipment, net, which is depreciated over its useful life. We also recorded the related liabilities of $0.6 million as other current liabilities and $3.6 million as other non-current liabilities, which relates to the financing and service portion of the arrangement and is amortized using the effective interest method over the contract period.

Segment Change

In January 2018, as part of our ongoing portfolio optimization effort to realign business processes and streamline our organizational structure, we transferred a portion of our non-OLED display solutions business from our Standards Products Group to our Foundry Services Group. The transferred non-OLED display business has technical and business characteristics more closely aligned with our Foundry Services business than with our Standard Products business, which resided within our Display solutions business line primarily as a result of a long standing customer relationship established in the past. The transferred non-OLED display business represented $33.0 million of net sales for the year ended December 31, 2018. The corresponding non-OLED display business represented $30.3 million and $25.2 million of net sales for the years ended December 31, 2017 and 2016, respectively.

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

In December 2017, the KNTS concluded that no criminal charges would be brought against any current officers or directors of MSK or MSK itself. As a result, we took a charge of $4.2 million in the fourth quarter of 2017 related to this additional tax assessment and associated penalties and administrative fine. We recorded the $0.5 million related to employee withholding amounts as other receivables in our consolidated balance sheets as of December 31, 2017, as we expected to obtain reimbursement of the applicable amounts from those employees. Of the $0.5 million, we have collected $0.1 million and established an allowance of $0.4 million and recorded it as selling, general and administrative expense for the three months ended September 30, 2018.

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

On May 1, 2017, the SEC announced that it had reached a final settlement with us, resolving the SEC’s investigation, as detailed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18. Commitments and Contingencies” in this Report. In connection therewith, we have consented, without admitting or denying the SEC’s findings, to the entry of an administrative order by the SEC directing that we cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC regulations. The SEC’s administrative order was entered on May 1, 2017. The SEC imposed a monetary penalty of $3.0 million on us. In the three months ended March 31, 2017, we established a reserve in that amount for the potential settlement of this matter and recorded it as selling, general and administrative expense in the consolidated statements of operations for the three months ended March 31, 2017. The reserved monetary penalty of $3.0 million was paid to the SEC during the three months ended June 30, 2017.

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

•

Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 508 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. For the year ended December 31, 2018, our Foundry Services Group business represented 43.3% of our net sales and its gross profit was $82.6 million. For the years ended December 31, 2017 and 2016, our Foundry Services Group business represented, on an adjusted basis after recasting, 51.6% and 43.5% of our net sales, respectively, and its gross profit was $101.8 million and $73.1 million, respectively, as adjusted for the segment change described above.

•

Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. For the year ended December 31, 2018, our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 56.7% of our net sales and its gross profit was $115.5 million. For the years ended December 31, 2017 and 2016, our Standard Products Group business represented, on an adjusted basis after recasting, 48.4% and 56.4% of our net sales, respectively, and its gross profit was $85.9 million and $83.5 million, respectively, as adjusted for the segment change described above

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA and Adjusted Net Income (Loss) throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other gain, net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses (gain), (vii) secondary offering expense, (viii) loss on early extinguishment of long-term borrowings, net and (ix) other indemnification costs and reimbursement. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expenses, and depreciation and amortization.

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In millions)
Net Income (Loss)	$(3.9)	$84.9	$(29.6)
Interest expense, net	20.4	20.5	16.0
Income tax expenses	4.6	1.2	3.7
Depreciation and amortization	32.0	28.1	25.4
EBITDA	$53.2	$134.7	$15.5
Adjustments:
Restructuring and other gain, net(a)	—	(17.0)	(5.5)
Early termination charges(b)	—	13.4	4.2
Equity-based compensation expense(c)	4.4	2.3	3.8
Foreign currency loss (gain), net(d)	24.4	(65.5)	15.4
Derivative valuation loss (gain), net(e)	2.4	(0.2)	0.3
Restatement related expenses (gain)(f)	(0.8)	10.3	7.0
Secondary offering expenses(g)	—	0.7	—
Loss on early extinguishment of long-term borrowings, net(h)	0.2	—	—
Other indemnification costs and reimbursement(i)	0.4	—	—

Adjusted EBITDA	$84.3	$78.7	$40.7

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

(e)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(f)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the first quarter of 2018. For 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC and the $4.3 million of the additional tax assessment and associated penalties, primarily related to non-income-based VAT transactions in the Restatement periods, administrative fine and related legal fees. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(g)	This adjustment eliminates expenses incurred for the secondary offering by the Selling Stockholders primarily in the third quarter of 2017.
(h)	This adjustment eliminates expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in December 2018.
(i)

This adjustment eliminates a $0.4 million legal expense related to the indemnification of a former employee. As the legal expense for the former employee is borne by us under a negotiated separation agreement, we do not believe that this charge is indicative of our core operating performance and has been excluded for comparative purposes.

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

Adjusted Net Income (Loss) is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other gain, net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses (gain), (vii) secondary offering expense, (viii) loss on early extinguishment of long-term borrowings, net and (ix) other indemnification costs and reimbursement.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In millions)
Net Income (Loss)	$(3.9)	$84.9	$(29.6)
Adjustments:
Restructuring and other gain, net(a)	—	(17.0)	(5.5)
Early termination charges(b)	—	13.4	4.2
Equity-based compensation expense(c)	4.4	2.3	3.8
Foreign currency loss (gain), net(d)	24.4	(65.5)	15.4
Derivative valuation loss (gain), net(e)	2.4	(0.2)	0.3
Restatement related expenses (gain)(f)	(0.8)	10.3	7.0
Secondary offering expenses(g)	—	0.7	—
Loss on early extinguishment of long-term borrowings, net(h)	0.2	—	—
Other indemnification costs and reimbursement(i)	0.4	—	—

Adjusted Net Income (Loss)	$27.1	$28.9	$(4.5)

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

(e)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(f)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the first quarter of 2018. For 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC and the $4.3 million of the additional tax assessment and associated penalties, primarily related to non-income-based VAT transactions in the Restatement periods, administrative fine and related legal fees. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
(g)	This adjustment eliminates expenses incurred for the secondary offering by the Selling Stockholders primarily in the third quarter of 2017.
(h)	This adjustment eliminates expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in December 2018.
(i)

This adjustment eliminates a $0.4 million legal expense related to the indemnification of a former employee. As the legal expense for the former employee is borne by us under a negotiated separation agreement, we do not believe that this charge is indicative of our core operating performance and has been excluded for comparative purposes.

There was no tax impact from the adjustments to net income to calculate our Adjusted Net Income (Loss) for the years ended December 31, 2018, 2017 and 2016 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) used to calculate Adjusted Net Income (Loss) were applied consistently to the periods presented.

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

Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2018 were $84.3 million and $27.1 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2017 were $78.7 million and $28.9 million, respectively. Our Adjusted EBITDA and Adjusted Net Loss for the year ended December 31, 2016 were $40.7 million and $4.5 million, respectively.

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

Prior to the adoption of the new revenue standard effective on January 1, 2018, we had historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. After the adoption of the new revenue standard effective on January 1, 2018, we recognize revenue over time for those foundry products without alternative use where we have an enforceable right to payment for the related foundry services completed to date. As we adopted the new revenue standard under the modified retrospective method, we have not changed the comparative information in our interim consolidated financial statements for the year ended December 31, 2017. Such comparative information continues to be reported under the accounting standards in effect for that period. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Basis of Presentation and Significant Accounting Policies—Basis of Presentation and Recent Accounting Pronouncements” in this Report for further discussion. For the years ended December 31, 2018 and 2017, we sold products to 370 and 343 customers, respectively, and our net sales to our ten largest customers represented 61% and 57% of our net sales, respectively. We have a combined production capacity of approximately 113,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2018, approximately 98% of our employees were eligible for severance benefits.

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

Research and Development. The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring engineering charges related to product design. Additionally, we develop base line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses of our Foundry Services Group are for process development that serves as a common technology platform for all of our product lines. For our Standard Products Group, the majority of research and development expenses are material-related costs for OLED display driver IC product development involving fine processes.

Interest Expense. Our interest expense was incurred primarily under our 2021 Notes and our Exchangeable Notes.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-US currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in US dollars converted from our non-US revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the US dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in US dollars relative to Korean won, depreciation in the US dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the US dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the US dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars. As of December 31, 2018, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $666.6 million. This amount included an intercompany loan of $75.0 million executed during the three months ended March 31, 2017, which was used to transfer a portion of the net proceeds from the offering of the Exchangeable Notes from our Luxembourg subsidiary to our Dutch subsidiary, and then to our Korean subsidiary. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency forward and zero cost collar contracts in order to mitigate a portion of the impact of US dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if our total cash and cash equivalents is less than $30.0 million at the end of a fiscal quarter unless a waiver is obtained from the counterparty. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.

Foreign Currency Gain or Loss. Foreign currency translation gains or losses on transactions by us or our subsidiaries in a currency other than our or our subsidiaries’ functional currency are included in our statements of operations as a component of other income (expense). A substantial portion of this net foreign currency gain or loss relates to non-cash translation gain or loss related to the principal balance of intercompany balances at our Korean subsidiary that are denominated in US dollars. This gain or loss results from fluctuations in the exchange rate between the Korean won and US dollar.

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

We are subject to income- or non-income-based tax examinations by tax authorities of the US, Korea and multiple other foreign jurisdictions, where applicable, for all open tax years. Significant estimates and judgments are required in determining our worldwide provision for income- or non-income based taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. See “Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16. Income Taxes” included elsewhere in this Report.

Capital Expenditures. We primarily invest in manufacturing equipment, software design tools and other tangible assets mainly for fabrication facility maintenance, capacity expansion and technology improvement. Capacity expansions and technology improvements typically occur in anticipation of increases in demand. We typically pay for capital expenditures in partial installments with portions due on order, delivery and final acceptance. Our capital expenditures mainly include our payments for the purchase of property, plant and equipment.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in US dollars and as a percentage of our net sales:

	Year Ended December 31, 2018		Year Ended December 31, 2017 (As adjusted)		Year Ended December 31, 2016 (As adjusted)
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(In millions)
Consolidated statements of operations data:
Net sales	$750.9	100.0%	$679.7	100.0%	$688.0	100.0%
Cost of sales	552.8	73.6	491.8	72.4	531.7	77.3

Gross profit	198.1	26.4	187.9	27.6	156.2	22.7
Selling, general and administrative expenses	72.6	9.7	81.8	12.0	83.5	12.1
Research and development expenses	78.0	10.4	70.5	10.4	72.2	10.5
Restructuring and other gain, net	—	—	(17.0)	(2.5)	(6.5)	(0.9)
Early termination charges	—	—	13.4	2.0	4.2	0.6

Operating income (loss)	47.4	6.3	39.2	5.8	2.7	0.4
Interest expense	(22.3)	(3.0)	(21.6)	(3.2)	(16.2)	(2.4)
Foreign currency gain (loss), net	(24.4)	(3.3)	65.5	9.6	(15.4)	(2.2)
Loss on early extinguishment of long-term borrowings, net	(0.2)	(0.0)	—	—	—	—
Others, net	0.3	0.0	2.9	0.4	3.0	0.4

	(46.7)	(6.2)	46.9	6.9	(28.6)	(4.2)

Income (loss) before income taxes	0.7	0.1	86.1	12.7	(25.9)	(3.8)
Income tax expenses (benefits)	4.6	0.6	1.2	0.2	3.7	0.5

Net income (loss)	$(3.9)	(0.5)%	$84.9	12.5%	$(29.6)	(4.3)%

Net Sales:
Foundry Services Group	$325.3	43.3%	$350.4	51.6%	$299.1	43.5%
Standard Products Group
Display Solutions	256.1	34.1	179.2	26.4	256.8	37.3
Power Solutions	169.3	22.5	149.8	22.0	131.5	19.1

Total Standard Products Group	425.4	56.7	329.1	48.4	388.3	56.4
All other	0.2	0.0	0.2	0.0	0.6	0.1

Total net sales	$750.9	100.0%	$679.7	100.0%	$688.0	100.0%

Results of Operations—Comparison of Years Ended December 31, 2018 and 2017

The following table sets forth consolidated results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$750.9	100.0%	$679.7	100.0%	$71.2
Cost of sales	552.8	73.6	491.8	72.4	61.0

Gross profit	198.1	26.4	187.9	27.6	10.2

Selling, general and administrative expenses	72.6	9.7	81.8	12.0	(9.1)
Research and development expenses	78.0	10.4	70.5	10.4	7.5
Restructuring and other gain, net	—	—	(17.0)	(2.5)	17.0
Early termination charges	—	—	13.4	2.0	(13.4)

Operating income	47.4	6.3	39.2	5.8	8.2

Interest expense	(22.3)	(3.0)	(21.6)	(3.2)	(0.7)
Foreign currency gain (loss), net	(24.4)	(3.3)	65.5	9.6	(90.0)
Loss on early extinguishment of long-term borrowings, net	(0.2)	(0.0)	—	—	(0.2)
Others, net	0.3	0.0	2.9	0.4	(2.6)

	(46.7)	(6.2)	46.9	6.9	(93.5)

Income (loss) before income taxes	0.7	0.1	86.1	12.7	(85.3)
Income tax expenses	4.6	0.6	1.2	0.2	3.5

Net income (loss)	$(3.9)	(0.5)	$84.9	12.5	$(88.8)

Results by segment

	Year Ended December 31, 2018		Year Ended December 31, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$325.3	43.3%	$350.4	51.6%	$(25.1)
Standard Products Group
Display Solutions	256.1	34.1	179.2	26.4	76.9
Power Solutions	169.3	22.5	149.8	22.0	19.4

Total Standard Products Group	425.4	56.7	329.1	48.4	96.3
All other	0.2	0.0	0.2	0.0	(0.0)

Total net sales	$750.9	100.0%	$679.7	100.0%	$71.2

	Year Ended December 31, 2018		Year Ended December 31, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$82.6	25.4%	$101.8	29.0%	$(19.2)
Standard Products Group	115.5	27.1	85.9	26.1	29.6
All other	0.0	21.2	0.2	100.0	(0.2)

Total gross profit	$198.1	26.4%	$187.9	27.6%	$10.2

Net Sales

Net sales were $750.9 million for the year ended December 31, 2018, a $71.2 million, or 10.5%, increase compared to $679.7 million for the year ended December 31, 2017. This increase was primarily attributable to an increase in revenue from our Standard Products Group, which was offset in part by a decrease in revenue from our Foundry Services Group.

Foundry Services Group. Net sales from our Foundry Services Group segment were $325.3 million for the year ended December 31, 2018, a $25.1 million, or 7.2%, decrease compared to net sales of $350.4 million for the year ended December 31, 2017. The decrease was primarily attributable to a decrease in demand of low margin product sales from a global power management IC foundry customer and a decrease in demand from a customer serving the low- to mid-range mobile phone market. This decrease was offset in part by an increase in sales of certain battery charger related products from a global power management IC foundry customer.

Standard Products Group. Net sales from our Standard Products Group segment were $425.4 million for the year ended December 31, 2018, a $96.3 million, or 29.3%, increase compared to $329.1 million for the year ended December 31, 2017. This increase was primarily attributable to an increase in revenue related to an improvement in mobile OLED display driver ICs due to the introduction of new OLED smartphones by Chinese manufacturers and higher demand for premium power products such as high-end MOSFETs and IGBTs primarily for TV and industrial applications. This increase was offset in part by a strategic reduction of our lower margin LCD business.

All Other. All other net sales remained constant at $0.2 million for each of the years ended December 31, 2018 and 2017.

Gross Profit

Total gross profit was $198.1 million for the year ended December 31, 2018 compared to $187.9 million for the year ended December 31, 2017, a $10.2 million, or 5.4%, increase. Gross profit as a percentage of net sales for the year ended December 31, 2018 decreased to 26.4% compared to 27.6% for the year ended December 31, 2017, primarily due to a decrease in gross profit as a percentage of net sales from our Foundry Services Group, which was offset in part by an increase in gross profits as a percentage of net sales from our Standard Products Group.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $82.6 million for the year ended December 31, 2018, a $19.2 million, or 18.9%, decrease compared to $101.8 million for the year ended December 31, 2017. Gross profit as a percentage of net sales for the year ended December 31, 2018 decreased to 25.4% compared to 29.0% for the year ended December 31, 2017. The decrease in gross profit as a percentage of net sales was mainly attributable to a lower utilization rate, which was affected in part by a softening global market conditions, including macroeconomic uncertainties, and a strategic reduction of low margin LCD business. This decrease was also attributable to an unfavorable product mix and an increase in raw wafer prices.

Standard Products Group. Gross profit from our Standard Products Group segment was $115.5 million for the year ended December 31, 2018, a $29.6 million, or 34.4%, increase from $85.9 million for the year ended December 31, 2017. Gross profit as a percentage of net sales for the year ended December 31, 2018 increased to 27.1% compared to 26.1% for the year ended December 31, 2017. The increase in both gross profit and gross profit margin was primarily attributable to a favorable product mix from an increase in sales of mobile OLED display driver ICs.

All Other. All other gross profit was $0.04 million for the year ended December 31, 2018 and $0.2 million for the year ended December 31, 2017.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$282.5	37.6%	$279.9	41.2%	$2.6
Asia Pacific (other than Korea)	380.6	50.7	322.6	47.5	58.0
U.S.A.	37.5	5.0	35.1	5.2	2.4
Europe	47.8	6.4	41.1	6.0	6.7
Others	2.5	0.3	1.0	0.1	1.5

	$750.9	100.0%	$679.7	100.0%	$71.2

Net sales in Korea for the year ended December 31, 2018 increased from $279.9 million to $282.5 million compared to the year ended December 31, 2017, or by $2.6 million, or 0.9%, primarily due to higher sales of premium power product and an increase in revenue related to the introduction of new OLED display driver ICs, which was offset in part by a strategic reduction of low margin LCD business.

Net sales in the Asia Pacific for the year ended December 31, 2018 increased from $322.6 million to $380.6 million compared to the year ended December 31, 2017, or by $58.0 million, or 18.0%, primarily due to an increase in revenue related to increased sales to mobile OLED display driver ICs in connection with the introduction of new OLED smartphones. This increase was in part offset by a decrease in sales of certain products from a foundry customer serving the low- to mid-range mobile phone market, and a decrease in sales of certain low margin products from a global power management IC foundry customer.

Net sales in the United States for the year ended December 31, 2018 increased from $35.1 million to $37.5 million compared to the year ended December 31, 2017, or by $2.4 million, or 6.8%, primarily due to an increase in sales of certain products from a global power management IC foundry customer.

Net sales in Europe for the year ended December 31, 2018 increased from $41.1 million to $47.8 million compared to the year ended December 31, 2017, or by $6.7 million, or 16.4%, primarily due to an increase in sales of certain battery charger related products from a global power management IC foundry customer, which was offset in part by lower demand from a customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $72.6 million, or 9.7% of net sales for the year ended December 31, 2018, compared to $81.8 million, or 12.0%

of net sales for the year ended December 31, 2017. The decrease of $9.1 million, or 11.2%, was primarily attributable to a $6.7 million decrease in professional fees, which were mainly comprised of legal and consulting services and a $4.2 million charge related to an additional tax assessment and associated penalties and an administrative fine as a result of the tax audit conducted by the KNTS which concluded in the fourth quarter of 2017. These decreases were offset in part by an increase in employee compensation, including issuance of equity-based compensation.

Research and Development Expenses. Research and development expenses were $78.0 million, or 10.4%, of net sales for the year ended December 31, 2018, compared to $70.5 million, or 10.4%, of net sales for the year ended December 31, 2017. The increase of $7.5 million, or 10.7%, was primarily attributable to an increase in development activities for new OLED products.

Restructuring and Other Gain. Restructuring and other gain of $17.0 million recorded for the year ended December 31, 2017 resulted from a $16.6 million restructuring gain on the sale of the building related to the closure of our 6-inch fab and a $0.4 million gain on sale of our sensor business.

Early Termination Charges. Early termination charges of $13.4 million for the year ended December 31, 2017 were recorded for the termination benefits payable to the employees affected under our Headcount Reduction Plan.

Operating Income

As a result of the foregoing, operating income increased by an $8.2 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. As discussed above, the increase in operating income resulted from a $10.2 million increase in gross profit, a $9.1 million decrease in selling, general and administrative expenses and a $13.4 million decrease in early termination charges, which were partially offset by a $17.0 million decrease in restructuring and other gain and a $7.5 million increase in research development expenses.

Other Income (Expense)

Interest Expense. Interest expenses were $22.3 million and $21.6 million for the year ended December 31, 2018 and December 31, 2017, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the year ended December 31, 2018 was $24.4 million compared to net foreign currency gain of $65.5 million for the year ended December 31, 2017. The net foreign currency loss for the year ended December 31, 2018 was due to the depreciation in value of the Korean won relative to the US dollar during the period. The net foreign currency gain for the year ended December 31, 2017 was due to the appreciation in value of the Korean won relative to the US dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars, and is affected by changes in the exchange rate between the Korean won and the US dollar. As of December 31, 2018, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $666.6 million. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on Early Extinguishment of Long-Term Borrowings, Net. In December 2018, we repurchased a principal amount of $0.5 million and $1.6 million of the 2021 Notes and the Exchangeable Notes, respectively. In connection with these repurchases, we recognized a $0.2 million of net loss for the year ended December 31, 2018.

Others, Net. Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the year ended December 31, 2018 and December 31, 2017 were $0.3 million and $2.9 million, respectively.

Income Tax Expenses

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Korea where the statutory tax rate applicable to us was approximately 24.2% in each of 2018 and 2017. Statutory tax rates for our foreign subsidiaries except those in Luxembourg, Netherlands and Korea, were less than the US federal statutory rate of 21.0%.

We recorded income tax expenses of $4.6 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in income tax expenses for the year ended December 31, 2018 was primarily attributable to taxable income generated by our Korean subsidiary combined with its ability to utilize net operating carryforwards up to 70% of the taxable income, and a decrease in our uncertain tax positions that resulted in a reduction of income tax expense for the year ended December 31, 2017. Our effective tax rate was 620.6% for the year ended December 31, 2018, as compared to 1.3% for the year ended December 31, 2017.

We make an ongoing assessment regarding the realization of US and non-US deferred tax assets. The valuation allowances at December 31, 2018 and 2017 were primarily attributable to deferred tax assets for the uncertainty in taxable income at our Korean subsidiary for which we have recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain of our foreign subsidiaries’ deferred tax assets pertaining to their related tax loss carry-forwards and tax credits that are not anticipated to generate a tax benefit.

Net Income

As a result of the foregoing, net income decreased by $88.8 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. As discussed above, the decrease primarily resulted from a $90.0 million increase in foreign currency loss and a $3.5 million increase in income tax expenses, which was partially offset by an $8.2 million increase in operating income.

Results of Operations—Comparison of Years Ended December 31, 2017 and 2016

The following table sets forth consolidated results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$679.7	100.0%	$688.0	100.0%	$(8.3)
Cost of sales	491.8	72.4	531.7	77.3	(40.0)

Gross profit	187.9	27.6	156.2	22.7	31.7

Selling, general and administrative expenses	81.8	12.0	83.5	12.1	(1.8)
Research and development expenses	70.5	10.4	72.2	10.5	(1.7)
Restructuring and other charges (gain), net	(17.0)	(2.5)	(6.5)	(0.9)	(10.5)
Early termination charges	13.4	2.0	4.2	0.6	9.1

Operating income	39.2	5.8	2.7	0.4	36.5

Interest expense	(21.6)	(3.2)	(16.2)	(2.4)	(5.3)
Foreign currency gain (loss), net	65.5	9.6	(15.4)	(2.2)	80.9
Others, net	2.9	0.4	3.0	0.4	(0.1)

	46.9	6.9	(28.6)	(4.2)	75.5

Income (loss) before income taxes	86.1	12.7	(25.9)	(3.8)	112.0
Income tax expenses (benefits)	1.2	0.2	3.7	0.5	(2.6)

Net income (loss)	$84.9	12.5	$(29.6)	(4.3)	$114.6

Results by segment

	Year Ended December 31, 2017 (As adjusted)		Year Ended December 31, 2016 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$350.4	51.6%	$299.1	43.5%	$51.3
Standard Products Group
Display Solutions	179.2	26.4	256.8	37.3	(77.6)
Power Solutions	149.8	22.0	131.5	19.1	18.4

Total Standard Products Group	329.1	48.4	388.3	56.4	(59.2)
All other	0.2	0.0	0.6	0.1	(0.4)

Total net sales	$679.7	100.0%	$688.0	100.0%	$(8.3)

	Year Ended December 31, 2017 (As adjusted)		Year Ended December 31, 2016 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$101.8	29.0%	$73.1	24.4%	$28.7
Standard Products Group	85.9	26.1	83.5	21.5	2.4
All other	0.2	100.0	(0.4)	(66.3)	0.6

Total gross profit	$187.9	27.6%	$156.2	22.7%	$31.7

Net Sales

Net sales were $679.7 million for the year ended December 31, 2017, an $8.3 million, or 1.2%, decrease compared to $688.0 million for the year ended December 31, 2016. This decrease was primarily attributable to a net decrease in revenue from our Standard Products Group, which was offset in part by an increase in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $350.4 million for the year ended December 31, 2017, a $51.3 million, or 17.1%, increase compared to net sales of $299.1 million for the year ended December 31, 2016. The increase was primarily attributable to higher demand for our foundry services from certain customers serving the mid-range smartphone and consumer electronics markets and higher sales of certain products from a global power management IC foundry customer. These increases were partially offset by a net decrease in demand of our foundry services from a customer serving the high-end smartphone market.

Standard Products Group. Net sales from our Standard Products Group segment were $329.1 million for the year ended December 31, 2017, a $59.2 million, or 15.2%, decrease compared to $388.3 million for the year ended December 31, 2016. This substantial decrease was primarily due to a significant decrease in revenue related to our Display Solutions business line, partially offset by increase in revenue related to our Power Solutions business line as described below.

Net sales from our Display Solutions business line were $179.2 million for the year ended December 31, 2017, a $77.6 million, or 30.2%, decrease from $256.8 million for the year ended December 31, 2016. This decrease was primarily attributable to a decrease in revenue from our mobile OLED display driver ICs stemming from a timing mismatch between the drop-off in revenue from our existing OLED products and the introduction of new OLED products, and also from a prolonged slowdown in the China smartphone market. This decrease was partially offset by an increase in revenue from large display products mainly due to higher demand of source drivers for ultra high definition TVs. Net sales from our Power Solutions business line were $149.8 million for the year ended December 31, 2017, a $18.4 million, or 14.0%, increase from $131.5 million for the year ended December 31, 2016. The increase in sales was primarily due to premium power products and MOSFETs for TV and mobile battery applications.

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

Foundry Services Group. Gross profit from our Foundry Services Group segment was $101.8 million for the year ended December 31, 2017, a $28.7 million, or 39.3%, increase compared to $73.1 million for the year ended December 31, 2016. Gross profit as a percentage of net sales for the year ended December 31, 2017 increased to 29.0% compared to 24.4% for the year ended December 31, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to a better product mix, a higher utilization rate and a favorable impact from reduction in headcount, which was offset in part primarily by an increase in wafer price and employee costs associated with unused vacation.

Standard Products Group. Gross profit from our Standard Products Group segment was $85.9 million for the year ended December 31, 2017, a $2.4 million, or 2.8%, increase from $83.5 million for the year ended December 31, 2016. Gross profit as a percentage of net sales for the year ended December 31, 2017 increased to 26.1% compared to 21.5% for the year ended December 31, 2016. The increase in gross profit as a percentage of net sales was mainly attributable to a higher utilization rate and a favorable impact from reduction in headcount, which was offset in part primarily by an increase in wafer price and employee costs associated with unused vacation.

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

Foreign Currency Gain (Loss), Net. Net foreign currency gain for the year ended December 31, 2017 was $65.5 million compared to net foreign currency loss of $15.4 million for the year ended December 31, 2016. The net foreign currency gain for the year ended December 31, 2017 was due to the appreciation in value of the Korean won relative to the US dollar during the period. The net foreign currency loss for the year ended December 31, 2016 was due to the depreciation in value of the Korean won relative to the US dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars, and is affected by changes in the exchange rate between the Korean won and the US dollar. As of December 31, 2017, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our

Dutch subsidiary was $677.3 million. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the year ended December 31, 2017 and December 31, 2016 were $2.9 million and $3.0 million, respectively.

Income Tax Expenses (Benefits)

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Korea where the statutory tax rate applicable to us was approximately 24.2% in 2017 and 2016. Statutory tax rates for all foreign subsidiaries were less than the US federal statutory rate of 35.0%.

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

We make an ongoing assessment regarding the realization of US and non-US deferred tax assets. The valuation allowances at December 31, 2017 and 2016 were primarily attributable to deferred tax assets for the uncertainty in taxable income at our Korean subsidiary for which we have recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain of our foreign subsidiaries’ deferred tax assets pertaining to their related tax loss carry-forwards and tax credits that are not anticipated to generate a tax benefit.

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

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2018, we do not have any accounts payable on extended terms or payment deferment with our vendors.

We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.

As of December 31, 2018, cash and cash equivalents held by our Korean subsidiary were $109.0 million, which represents 82% of our total cash and cash equivalents of $132.4 million on a consolidated basis. We, as a holding company resident in the United States, issued our 2021 Notes. Payments under our outstanding 2021 Notes are currently funded in part by our Korean subsidiary’s repayment of its existing loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay the loans owed to our Luxembourg subsidiary, which repays loans owed to us. Our Exchangeable Notes were issued by our Luxembourg subsidiary and the proceeds from the Exchangeable Notes Offering, were transferred to our Dutch and Korean subsidiaries through intercompany loans. Therefore, we expect payments under the Exchangeable Notes to be funded in part by our Korean subsidiary’s repayment of its existing or new loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay loans owed to our Luxembourg subsidiary.

We may, from time to time, repurchase a portion of our outstanding 2021 Notes and our Exchangeable Notes through open market purchases or privately negotiated transactions subject to prevailing market conditions and our available cash reserves.

Year ended December 31, 2018 compared to year ended December 31, 2017

As of December 31, 2018, our cash and cash equivalents balance was $132.4 million, a $3.9 million increase, compared to $128.6 million as of December 31, 2017. The increase resulted from a $39.2 million of cash inflow provided by operating activities and a $1.3 million of cash inflow provided by financing activities, which was partially offset by a $33.3 million of cash outflow used in investing activities.

Cash inflow provided by operating activities totaled $39.2 million for the year ended December 31, 2018, compared to $20.3 million of cash outflow used in operating activities for the year ended December 31, 2017. The net operating cash inflow for the year ended December 31, 2018 reflects our net loss of $3.9 million, as adjusted favorably by $86.3 million, which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency loss, and net unfavorable impact of $43.1 million from changes of operating assets and liabilities.

Our working capital balance as of December 31, 2018 was $220.1 million compared to $192.1 million as of December 31, 2017. The $28.0 million increase was primarily attributable to a $38.2 million increase in unbilled accounts receivable, which was a new item created in our balance sheet beginning January 1, 2018 to conform with the new revenue recognition standard and represented our contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order basis, which had not been invoiced to the customer. This increase was offset in part by a $12.0 million decrease in account receivables.

Cash outflow used in investing activities totaled $33.3 million for the year ended December 31, 2018, compared to $35.4 million for the year ended December 31, 2017. The $2.1 million decrease in investing activities was attributable to a $5.7 million net decrease in hedge collateral, which was partially offset by a $3.6 million net increase in guarantee deposits.

Cash inflow generated by financing activities totaled $1.3 million for the year ended December 31, 2018, compared to $72.7 million for the year ended December 31, 2017. The financing cash inflow for the year ended December 31, 2018 was primarily attributable to proceeds of $4.3 million in connection with the water treatment facility arrangement and $1.1 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by the payment of $2.2 million for the repurchases of 2021 Notes and Exchangeable Notes in December 2018 and $1.6 million for the repurchase of our common stock in December 2018 pursuant to our stock repurchase plan. The financing cash inflow for the year ended December 31, 2017 consisted of $80.3 million of net proceeds received from the issuance of the Exchangeable

Notes and $3.7 million of proceeds received from the exercise of stock options, which was partly offset by the payment of $11.4 million for the repurchase of 1,795,444 shares of our common stock in January 2017 pursuant to our stock repurchase plan.

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the year ended December 31, 2018, capital expenditures for plant, property and equipment were $33.2 million, a $0.6 million, or 1.7%, increase from $32.7 million for the year ended December 31, 2017. The capital expenditures for the year ended December 31, 2018 included a $4.3 million payment for the purchase of the water treatment facility. The remaining expenditures were related to meeting our customer demand, and supporting technology and facility improvements at our fabrication facilities.

Year ended December 31, 2017 compared to year ended December 31, 2016

As of December 31, 2017, our cash, cash equivalents and restricted cash balance was $128.6 million, a $27.0 million increase, compared to $101.6 million as of December 31, 2016. The increase resulted from a $72.7 million of cash inflow provided by financing activities, which was partially offset by a $20.3 million of cash outflow used in operating activities and a $35.4 million of cash outflow used in investing activities.

Cash outflow used in operating activities totaled $20.3 million for the year ended December 31, 2017, compared to $9.4 million of cash inflow provided by operating activities for the year ended December 31, 2016. The net operating cash outflow for the year ended December 31, 2017 reflects our net income of $84.9 million and non-cash adjustments of a net negative $37.7 million, which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency gain, and a net decrease in operating assets and liabilities of $67.5 million. The decrease in operating assets and liabilities was primarily related to an increase in accounts receivable as of December 31, 2017 due to a significant decrease in accounts receivable discounting during 2017 and the payments of statutory severance to the employees that resigned from our Company.

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

Cash outflow used in investing activities totaled $35.4 million for the year ended December 31, 2017, compared to cash inflow provided by investing activities totaled $1.0 million for the year ended December 31, 2016. The $36.4 million increase was attributable to a $16.4 million decrease in proceeds from disposal of plant, property and equipment, a $13.9 million net increase in capital expenditures and a $7.0 million net increase in hedge collateral, which was partially offset by a $1.0 million net decrease in guarantee deposits.

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

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the year ended December 31, 2017, capital expenditures for plant, property and equipment were $32.7 million, a $13.9 million, or 74.4%, increase from $18.7 million for the year ended December 31, 2016. The increase was mainly for meeting our customer demand, and supporting technology and facility improvements at our fabrication facilities.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
	(In millions)
Exchangeable Notes(1)	$95.2	$4.2	$4.2	$86.8	$—	$—	$—
Senior notes(2)	269.1	14.9	14.9	239.4	—	—	—
Operating leases(3)	26.1	4.3	3.6	1.6	1.3	1.3	14.0
Water Treatment Services(3)(4)	57.6	8.7	8.7	8.6	8.5	5.9	17.2
Others(5)	24.8	11.5	10.6	2.6	—	—	—

(1)

Interest payments as well as $84.66 million aggregate principal amount of the Exchangeable Notes outstanding as of December 31, 2018, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier converted.

(2)

Interest payments as well as $224.5 million aggregate principal amount of the 2021 Notes outstanding as of December 31, 2018, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.

(3)	Assumes constant currency exchange rate for Korean won to US dollars of 1,118.1:1, the exchange rate as of December 31, 2018.
(4)	Includes future payments for water treatment services for our fabrication facilities in Korea based on the contractual terms.
(5)	Includes license agreements, funding obligations for the accrued severance benefits and other contractual obligations.

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

We are a party to arrangements for the water treatment facilities in Cheongju and Gumi, Korea, which include 5-year and 10-year service agreements, respectively.

Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of December 31, 2018, our accrued severance benefits totaled $146.0 million and cumulative contributions to these severance insurance deposit accounts amounted to $2.5 million. Our related cash payments for future contributions are $2.7 million and $3.6 million for 2019 and 2020, respectively, to the extent that our obligations are contractual, fixed and reasonably estimable.

We follow US GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.4 million as of December 31, 2018. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

Revenue Recognition

We recognize revenue when it satisfies the performance obligation of transferring control over a product or service to a customer. Revenue is measured based on the consideration specified in a contract with a customer, which consideration is paid in exchange for a product or service.

Our Foundry Services Group manufactures products, which we refer to as foundry products, based on customers’ specific product designs. We recognize revenue over time for foundry products that do not have an alternative use when we have an enforceable right to payment. Revenue recognized over time is in proportion of wafer manufacturing costs incurred relative to total estimated costs for completion. However, in certain circumstances, pursuant to a customer contract or an individual purchase order, we may not have an enforceable right to payment for services performed at a given time. In this situation, we recognize revenue at the time when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.

Our Standards Products Group sells products manufactured based on our design. Our products are either standardized with an alternative use or we do not have an enforceable right to payment for the related manufacturing services completed to date. For those products, revenue is recognized when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.

A portion of our sales are made through distributors for which we apply the same revenue recognition guidance described above. We defer the recognition of revenue when a distributor receives consideration from the customers prior to the performance obligation being fulfilled. These amounts are classified as deferred revenue on the consolidated balance sheets.

We provide warranty provisions under which customers can return defective products. We also provide allowances for additional products that may have to be provided free of charge to compensate customers for not meeting previously agreed upon yield criteria, which we refer to as the low yield compensation reserve. We estimate the costs related to warranty claims, repair or replacements and low yield compensation reserves, and record them as components of cost of sales.

In addition, we offer sales returns (other than those that relate to defective products under warranty), cash discounts for early payments, volume discounts and certain allowances to our customers, including our distributors. We record reserves for those returns, discounts and allowances as a deduction from sales, based on historical experience and other quantitative and qualitative factors.

Substantially all of our contracts are one year or less in duration. The standard payment terms with customers are generally thirty to sixty days from the time of shipment, product delivery to the customer’s location or customer acceptance, depending on the terms of the related arrangement.

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

Product Warranties

We record, in other current liabilities, warranty liabilities for the estimated costs that may be incurred under our basic limited warranty. The standard limited warranty period is one to two years for the majority of products. This warranty covers defective products, and related liabilities are accrued when product revenues are recognized. Factors that affect our warranty liabilities include historical and anticipated rates of warranty claims and repair or replacement costs per claim to satisfy our warranty obligation. We also record, in other current liabilities, low yield compensation reserves for our estimated costs for products that may have to be provided free of charge to compensate customers for not meeting previously agreed upon yield criteria. Factors that affect our low yield compensation reserves include historical and anticipated rates of claims for not meeting previously agreed upon yield criteria. We periodically assess the adequacy of our recorded warranty liabilities and low yield compensation reserves, and adjust our estimates when necessary.

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

The gross amount of inventory reserves charged to cost of sales totaled $6.0 million, $4.8 million and $7.6 million in the fiscal years ended December 31, 2018, 2017 and 2016, respectively. The new cost base related to the sale of inventory that was previously written down totaled $1.8 million, $3.8 million and $5.0 million in the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

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

Vendor Rebates

We, from time to time, entered into arrangements whereby rebates are obtained from vendors when we achieve certain levels of purchases. The vendor rebates are computed at an agreed upon amount or percentage of purchase levels. As these vendor rebates are impacted by actual and estimated purchases for the applicable agreed upon period, we periodically assess the progress of our purchase levels and revise the estimates when necessary. We account for such rebates as a reduction of inventory until we sell the product, at which time such rebates are reflected as a reduction of cost of sales in our consolidated statements of operations. Vendor rebates recorded as a reduction of cost of sales were $0.4 million, $0.4 million and $4.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and recorded as a reduction of inventory were $0, $0 and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Derivative Financial Instruments

We apply the provisions of ASC 815, which requires the recognition of all derivative instruments as either assets or liabilities measured at fair value.

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

Recent Accounting Pronouncement

See Note 1 “Business, Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption, which is incorporated herein by reference.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than US dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2018 for our Korean subsidiary, a 10% devaluation of the Korean won against the US dollar would have resulted in a decrease of $3.2 million in our US dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of December 31, 2018, $84.66 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of December 31, 2018, $224.5 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MagnaChip Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MagnaChip Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income / (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 22, 2019

We have served as the Company’s auditor since 2004.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$132,438	$128,575
Accounts receivable, net	80,003	92,026
Unbilled accounts receivable	38,181	—
Inventories, net	71,611	73,073
Other receivables	3,702	4,292
Prepaid expenses	11,133	9,250
Hedge collateral (Note 8)	5,810	7,600
Other current assets (Notes 1 and 2)	9,867	15,444

Total current assets	352,745	330,260

Property, plant and equipment, net	202,171	205,903
Intangible assets, net	3,953	4,061
Long-term prepaid expenses	15,598	12,791
Other non-current assets	8,729	5,774

Total assets	$583,196	$558,789

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,631	$65,940
Other accounts payable	15,168	10,261
Accrued expenses	46,250	51,746
Deferred revenue	6,477	8,335
Other current liabilities (Note 1)	9,133	1,860

Total current liabilities	132,659	138,142

Long-term borrowings, net	303,577	303,416
Accrued severance benefits, net	146,031	148,905
Other non-current liabilities	18,239	7,963

Total liabilities	600,506	598,426

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 43,054,458 shares issued and 34,441,232 outstanding at December 31, 2018 and 42,563,808 shares issued and 34,189,599 outstanding at December 31, 2017	431	426
Additional paid-in capital	142,600	136,259
Accumulated deficit	(36,305)	(40,889)
Treasury stock, 8,613,226 shares at December 31, 2018 and 8,374,209 shares at December 31, 2017, respectively	(103,926)	(102,319)
Accumulated other comprehensive loss	(20,110)	(33,114)

Total stockholders’ deficit	(17,310)	(39,637)

Total liabilities and stockholders’ equity	$583,196	$558,789

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In thousands of US dollars, except share data)
Net sales	$750,898	$679,672	$687,969
Cost of sales	552,802	491,779	531,743

Gross profit	198,096	187,893	156,226

Operating expenses
Selling, general and administrative expenses	72,639	81,775	83,549
Research and development expenses	78,039	70,523	72,180
Restructuring and other charges (gain), net	—	(17,010)	(6,480)
Early termination charges	—	13,369	4,240

Total operating expenses	150,678	148,657	153,489

Operating income	47,418	39,236	2,737

Interest expense	(22,282)	(21,559)	(16,238)
Foreign currency gain (loss), net	(24,445)	65,516	(15,360)
Loss on early extinguishment of long-term borrowings, net	(206)	—	—
Other income, net	264	2,898	2,990

Income (loss) before income tax expenses	749	86,091	(25,871)
Income tax expenses	4,649	1,155	3,744

Net income (loss)	$(3,900)	$84,936	$(29,615)

Earnings (loss) per common share—
Basic	$(0.11)	$2.50	$(0.85)
Diluted	$(0.11)	$2.02	$(0.85)

Weighted average number of shares—
Basic	34,469,921	33,943,264	34,833,967
Diluted	34,469,921	44,755,137	34,833,967

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(In thousands of US dollars)
Net income (loss)	$(3,900)	$84,936	$(29,615)

Other comprehensive income (loss)
Foreign currency translation adjustments	18,352	(52,873)	14,650
Derivative adjustments
Fair valuation of derivatives	(1,589)	7,736	(1,032)
Reclassification adjustment for loss (gain) on derivatives included in net loss	(3,759)	(2,001)	637

Total other comprehensive income (loss)	13,004	(47,138)	14,255

Total comprehensive income (loss)	$9,104	$37,798	$(15,360)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of US dollars, except share data)	Shares	Amount
Balance at January 1, 2016	34,568,942	$411	$124,618	$(96,210)	$(90,918)	$(231)	$(62,330)

Stock-based compensation	—	—	3,843	—	—	—	3,843
Exercise of stock options	296,103	3	1,730	—	—	—	1,733
Settlement of restricted stock units	183,293	2	(2)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	14,255	14,255
Net loss	—	—	—	(29,615)	—	—	(29,615)

Balance at December 31, 2016	35,048,338	$416	$130,189	$(125,825)	$(90,918)	$14,024	$(72,114)

Stock-based compensation	—	—	2,336	—	—	—	2,336
Exercise of stock options	539,183	6	3,738	—	—	—	3,744
Settlement of restricted stock units	397,522	4	(4)	—	—	—	—
Acquisition of treasury stock	(1,795,444)	—	—	—	(11,401)	—	(11,401)
Other comprehensive income, net	—	—	—	—	—	(47,138)	(47,138)
Net income	—	—	—	84,936	—	—	84,936

Balance at December 31, 2017, as previously reported	34,189,599	$426	$136,259	$(40,889)	$(102,319)	$(33,114)	$(39,637)
Impact of adopting the new revenue standard	—	—	—	8,484	—	—	8,484
Balance at January 1, 2018, as adjusted	34,189,599	$426	$136,259	$(32,405)	$(102,319)	$(33,114)	$(31,153)

Stock-based compensation	—	—	5,213	—	—	—	5,213
Exercise of stock options	162,341	2	1,131	—	—	—	1,133
Settlement of restricted stock units	328,309	3	(3)	—	—	—	—
Acquisition of treasury stock	(239,017)	—	—	—	(1,607)	—	(1,607)
Other comprehensive income, net	—	—	—	—	—	13,004	13,004
Net loss	—	—	—	(3,900)	—	—	(3,900)

Balance at December 31, 2018	34,441,232	$431	$142,600	$(36,305)	$(103,926)	$(20,110)	$(17,310)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$(3,900)	$84,936	$(29,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	32,048	28,146	25,416
Provision for severance benefits	17,644	24,373	14,432
Amortization of debt issuance costs and original issue discount	2,183	1,987	707
Loss (gain) on foreign currency, net	30,215	(77,600)	18,884
Restructuring gain and other	—	(17,010)	(7,785)
Stock-based compensation	5,213	2,336	3,843
Loss on early extinguishment of long-term borrowings, net	206	—	—
Other	(1,235)	49	103
Changes in operating assets and liabilities
Accounts receivable, net	8,294	(22,210)	285
Unbilled accounts receivable	(1,284)	—	—
Inventories, net	(30,675)	(8,077)	(557)
Other receivables	1,260	2,218	26,137
Other current assets	9,942	2,318	5,000
Accounts payable	(8,389)	10,320	(4,163)
Other accounts payable	(11,183)	(12,141)	(6,603)
Accrued expenses	(4,730)	(12,020)	(16,305)
Deferred revenue	2,891	(3,949)	1,674
Other current liabilities	2,123	(1,281)	(5,331)
Other non-current liabilities	2,346	(760)	(1,574)
Payment of severance benefits	(11,688)	(21,506)	(15,352)
Other	(2,045)	(382)	173

Net cash provided by (used in) operating activities	39,236	(20,253)	9,369

Cash flows from investing activities
Proceeds from settlement of hedge collateral	14,342	10,615	6,317
Payment of hedge collateral	(12,907)	(14,839)	(3,552)
Proceeds from disposal of plant, property and equipment	1,685	1,209	17,605
Purchase of property, plant and equipment	(28,948)	(32,661)	(18,727)
Payment for property related to water treatment facility arrangement	(4,283)	—	—
Payment for intellectual property registration	(961)	(1,207)	(1,049)
Collection of guarantee deposits	801	1,462	619
Payment of guarantee deposits	(3,016)	(41)	(193)
Other	(19)	94	23

Net cash provided by (used in) investing activities	(33,306)	(35,368)	1,043

Cash flows from financing activities
Proceeds from issuance of senior notes	—	86,250	—
Payment of debt issuance costs	—	(5,902)	—
Repurchase of long-term borrowings	(2,228)	—	—
Proceeds from exercise of stock options	1,132	3,744	1,732
Acquisition of treasury stock	(1,607)	(11,401)	—
Proceeds from property related to water treatment facility arrangement (Note 5)	4,283	—	—
Repayment of financing related to water treatment facility arrangement (Note 5)	(286)	—	—

Net cash provided by financing activities	1,294	72,691	1,732

Effect of exchange rates on cash, cash equivalents and restricted cash	(3,361)	9,899	(1,420)

Net increase in cash, cash equivalents and restricted cash	3,863	26,969	10,724

Cash, cash equivalents and restricted cash
Beginning of the period	128,575	101,606	90,882

End of the period	$132,438	$128,575	$101,606

Supplemental cash flow information
Cash paid for interest	$19,255	$17,590	$14,906

Cash paid for income taxes	$920	$1,027	$693

Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$5,249	$2,520	$3,091

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

Reclassifications

Certain charges related to the closure of the Company’s 6-inch fab and headcount reduction during 2016, previously included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2016, have been reclassified to restructuring and other charges (gain), net and early termination charges, respectively, to conform to the Company’s presentation for the year ended December 31, 2017. These reclassifications had no impact on the Company’s net income (loss), the consolidated balance sheets, the consolidated statements of comprehensive income (loss) and the consolidated statements of cash flows as previously reported.

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

Foreign Currency Translation

The Company has assessed in accordance with Accounting Standards Codification (ASC) 830, “Foreign Currency Matters” (“ASC 830”), the functional currency of each of its subsidiaries in Luxembourg and the Netherlands and has designated the US dollar to be their respective functional currencies. The Korean Won is the functional currency for the Company’s Korean subsidiary, which is the primary operating subsidiary of the Company. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the US dollar are translated into the US dollar in accordance with ASC 830. All the assets and liabilities are translated to the US dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates for the respective periods. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive loss of stockholders’ equity. Gains and losses due to transactions in currencies other than the functional currency are included as a component of other income, net in the statement of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity date of three months or less when purchased.

Accounts Receivable Reserves

An allowance for doubtful accounts is provided based on the aggregate estimated uncollectability of the Company’s accounts receivable. The Company also records an estimate for sales returns, included within accounts receivable, net, based on the historical experience of the amount of goods that will be returned and refunded or replaced. In addition, the Company also includes in accounts receivable, net, an allowance for volume discounts offered to certain customers and distributors for meeting agreed upon levels of sales volume.

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

Advances to Suppliers

The Company, from time to time, may make prepayments to suppliers to procure materials to meet its planned production. The Company recorded prepayments of $8,132 thousand and $7,404 thousand as other current assets as of December 31, 2018 and 2017, respectively.

Vendor Rebates

The Company, from time to time, enters into arrangements whereby rebates are obtained from vendors when the Company achieves certain levels of purchases. The vendor rebates are computed at an agreed upon amount or percentage of purchase levels. As these vendor rebates are impacted by actual and estimated purchases for the applicable agreed upon period, the Company periodically assesses the progress of its purchase levels and revises the estimates when necessary. The Company accounts for such rebates as a reduction of inventory until the Company sells the product, at which time such rebates are reflected as a reduction of cost of sales in its consolidated statements of operations. Vendor rebates recorded as a reduction of cost of sales were $378 thousand, $379 thousand and $4,044 thousand for the years ended December 31, 2018, 2017 and 2016,

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

respectively, and as a reduction of inventory were $0, $0 and $359 thousand as of December 31, 2018, 2017 and 2016, respectively.

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

Impairment of Long-Lived Assets

The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment.” Recoverability is measured by comparing its carrying amount with the future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured as the difference between the carrying amount of the assets and the fair value of assets using the present value of the future net cash flows generated by the respective long-lived assets.

Restructuring Charges

The Company recognizes restructuring charges in accordance with ASC 420, “Exit or Disposal Cost Obligations.” Certain costs and expenses related to exit or disposal activities are recorded as restructuring charges when liabilities for those costs and expenses are incurred.

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

Intangible Assets

Intangible assets other than intellectual property include technology and customer relationships that are amortized on a straight-line basis over periods ranging from one to five years. Intellectual property assets acquired represent rights under patents, trademarks and property use rights and are amortized over their respective periods of benefit, ranging up to ten years, on a straight-line basis.

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

Accrued Severance Benefits

The majority of accrued severance benefits is for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2018, 98% of all employees of the Company were eligible for severance benefits.

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

Beginning in July 2018, the Company began contributing a percentage of severance benefits, which may be adjusted from time to time, accrued for eligible employees for their services beginning January 1, 2018, to certain

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest accounts, and are maintained at insurance companies, banks or security companies for the benefit of the Company’s employees.

Revenue Recognition

The Company recognizes revenue when it satisfies the performance obligation of transferring control over a product or service to a customer. Revenue is measured based on the consideration specified in a contract with a customer, which consideration is paid in exchange for a product or service.

The Foundry Services Group of the Company manufactures products, which we refer to as foundry products, based on customers’ specific product designs. The Company recognizes revenue over time for foundry products that do not have an alternative use when the Company has an enforceable right to payment. Revenue recognized over time is in proportion of wafer manufacturing costs incurred relative to total estimated costs for completion. However, in certain circumstances, pursuant to a customer contract or an individual purchase order, the Company may not have an enforceable right to payment for services performed at a given time. In this situation, the Company recognizes revenue at the time when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.

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

A portion of the Company’s sales are made through distributors for which the Company applies the same revenue recognition guidance described above. The Company defers the recognition of revenue when a distributor receives consideration from the customers prior to the performance obligation being fulfilled. These amounts are classified as deferred revenue on the consolidated balance sheets.

In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction, and that is collected by the Company from a customer, is excluded from revenue and presented in the statement of operations on a net basis.

The Company provides warranty provisions under which customers can return defective products. The Company also provides allowances for additional products that may have to be provided free of charge to compensate customers for not meeting previously agreed upon yield criteria, which the Company refers to as the low yield compensation reserve. The Company estimates the costs related to warranty claims, repair or replacements and low yield compensation reserves, and records them as components of cost of sales.

In addition, the Company offers sales returns (other than those that relate to defective products under warranty), cash discounts for early payments, volume discounts and certain allowances to the Company’s customers, including the Company’s distributors. The Company records reserves for those returns, discounts and allowances as a deduction from sales, based on historical experience and other quantitative and qualitative factors.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Substantially all of the Company’s contracts are one year or less in duration. The standard payment terms with customers are generally thirty to sixty days from the time of shipment, product delivery to the customer’s location or customer acceptance, depending on the terms of the related arrangement.

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $1,861 thousand, $1,652 thousand, and $1,631 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $121 thousand, $95 thousand and $149 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

Product Warranties

The Company records, in other current liabilities, warranty liabilities for the estimated costs that may be incurred under its basic limited warranty. The standard limited warranty period is one to two years for the majority of products. This warranty covers defective products, and related liabilities are accrued when product revenues are recognized. Factors that affect the Company’s warranty liabilities include historical and anticipated

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

rates of warranty claims and repair or replacement costs per claim to satisfy the Company’s warranty obligation. The Company also records, in other current liabilities, low yield compensation reserves for its estimated costs for products that may have to be provided free of charge to compensate customers for not meeting previously agreed upon yield criteria. Factors that affect the Company’s low yield compensation reserves include historical and anticipated rates of claims for not meeting previously agreed upon yield criteria. The Company periodically assesses the adequacy of those recorded warranty liabilities and low yield compensation reserves, and adjusts its estimates when necessary.

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

The Company uses the Black-Scholes option-pricing model to measure the grant-date-fair-value of options. The Black-Scholes model requires certain assumptions to determine an option’s fair value, including expected term, risk free interest rate, expected volatility and fair value of underlying common share. The expected term of each option grant was based on employees’ expected exercises and post-vesting employment termination behavior and the risk free interest rate was based on the US Treasury yield curve for the period corresponding with the expected term at the time of grant. No dividends were assumed for this calculation of option value.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. ASU 2017-12 is effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2017-12 to have a material effect on the Company’s consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect the adoption of ASU 2017-11 to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under US GAAP. ASU 2016-02 requires that a lessee recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those reporting periods using a modified retrospective approach and early adoption is permitted. In January 2018, the FASB issued Accounting Standards Update No 2018-01, “Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”). ASU 2018-01 permits an entity to elect an optional transition practical expedient not to evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. In July 2018, the FASB issued Accounting Standards Update No 2018-10, “Codification Improvements to Topic 842 Leases” (“ASU 2018-10”). ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued Accounting Standards Update No 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption of ASU 2016-02 (the “modified retrospective transition method”). In December 2018, the FASB issued Accounting Standards Update No 2018-20, “Leases (Topic 842) Narrow Scope Improvements for Lessors” (“ASU 2018-20”). ASU 2018-20 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. The effective date and transition requirements for ASU 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 are the same (collectively, the “new lease standard”).

Based on the preliminary work completed, the Company anticipates that the most significant impact from the adoption of the new lease standard will be the recognition of a right-of-use asset and a lease liability on its consolidated balance sheet for leases with a duration of greater than one year. The Company will adopt the new lease standard in the first quarter of 2019 utilizing the modified retrospective transition method that allows a cumulative-effect adjustment from the adoption of the new lease standard to be recorded at the beginning of the first quarter of 2019. While the Company is continuing to assess the potential impacts of the new lease standard,

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

the Company estimates that the impact on its consolidated balance sheet as of January 1, 2019 to be less than 5% of total assets and liabilities.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies certain existing principles in ASC 230, Statement of Cash Flows (“ASC 230”), including (i) providing additional guidance related to transfers between cash and restricted cash, (ii) how entities present “net cash used in operating” and “net cash used in investing” in their statement of cash flows, and (iii) the cash receipts and cash payments that directly affect the restricted cash accounts. The Company adopted ASU 2016-18 in the first quarter of 2018. As of December 31, 2016, the Company held $18,251 thousand of restricted cash in connection with an arrangement to sell the building that housed the Company’s legacy 6-inch fab. This restricted cash was not previously included in the ending cash balance as of December 31, 2016 within the consolidated statements of cash flows. As a result of adopting ASU 2016-18, the consolidated statement of cash flows for the year ended December 31, 2017 was revised to include such restricted cash of $18,251 thousand as cash, cash equivalents and restricted cash as of January 1, 2017. This change resulted in an increase of $1,809 thousand in net cash used in operating activities, an increase of $17,625 thousand in net cash used in investing activities, and an increase of $1,183 thousand in changes in cash, cash equivalents and restricted cash due to the effect of exchange rates, from what was previously reported. Also, as a result of adopting ASU 2016-18, the consolidated statement of cash flows for the year ended December 31, 2016 was revised to include this restricted cash of $18,251 thousand as cash, cash equivalents and restricted cash as of December 31, 2016, resulting in an increase of $1,738 in net cash provided by operating activities, a decrease in net cash used in investing activities of $16,917 thousand, and a decrease of $404 thousand in changes in cash, cash equivalents and restricted cash due to the effect of exchange rates, from what was previously reported for 2016.

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

Prior to the adoption of the new revenue standard effective on January 1, 2018, the Company had historically recognized revenue when risk and reward of ownership passed to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the related arrangement. After the adoption of the new revenue standard effective on January 1, 2018, the Company recognizes revenue over time for foundry products that do not have an alternative use when the Company has an enforceable right to payment. As the Company adopted the new revenue standard using the modified retrospective method, it recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the Company’s equity as of January 1, 2018, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for such periods. The cumulative effect of the adjustments increased unbilled accounts receivable by $38,307 thousand and decreased inventories, net by $29,823 thousand, resulting in a net increase of $8,484 thousand in the Company’s beginning equity as of January 1, 2018. There was no net income tax impact from those cumulative effect adjustments due to full allowance on deferred tax assets.

Of the recorded unbilled accounts receivable of $38,307 thousand as of January 1, 2018, $36,946 thousand was billed to customers upon shipment, upon product delivery or upon customer acceptance, depending on the terms of the related arrangement, during the year ended December 31, 2018. Of the recorded deferred revenue of $8,335 thousand as of December 31, 2017, $3,496 thousand was recognized as revenue during the year ended December 31, 2018, and $4,671 thousand was reclassified to other current liabilities as the relevant advance payment agreement with a certain customer was terminated.

The Company evaluated contracts for significant financing components or disclosure requirements for any remaining performance obligations. This evaluation did not result in any financial or disclose impact as substantially all of the Company’s contracts were one year or less in duration and the related payments were expected to be received within one year or less from the transfer of the promised product to a customer.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The impacts of adopting the new revenue standard on the Company’s consolidated financial statements for the year ended December 31, 2018 are as follows (in thousands):

	As of December 31, 2018
	As Reported	Adjustments	Amounts Without Adoption of Topic 606
	(In thousands of US dollars, except share data)
Assets
Current assets
Unbilled accounts receivable	$38,181	$38,181	$—
Inventories, net	71,611	(28,100)	99,711

Total current assets	352,745	10,081	342,664

Total assets	583,196	10,081	573,115

Liabilities and Stockholders’ Equity
Stockholders’ equity
Accumulated deficit	(36,305)	10,444	(46,749)
Accumulated other comprehensive loss	(20,110)	(363)	(19,747)
Total stockholders’ deficit	(17,310)	10,081	(27,391)

Total liabilities and stockholders’ deficit	$583,196	$10,081	$573,115

Unbilled accounts receivable represent the Company’s contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order, which has not been invoiced to the customer.

	Year Ended December 31, 2018
	As Reported	Adjustments	Amounts Without Adoption of Topic 606
	(In thousands of US dollars, except share data)
Net sales	$750,898	$1,284	$749,614
Cost of sales	552,802	(676)	553,478

Gross profit	198,096	1,960	196,136

Operating income	47,418	1,960	45,458

Income (loss) before income tax expenses	749	1,960	(1,211)

Net loss	$(3,900)	$1,960	$(5,860)

Loss per common share—
Basic	$(0.11)	$0.06	$(0.17)
Diluted	$(0.11)	$0.06	$(0.17)

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

Fair Value of Financial Instruments

As of December 31, 2018, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2018	Fair Value Measurement December 31, 2018	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$724	$724	—	$724	—

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

Fair Value of Long-term Borrowings

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$81,418	$86,835	$81,576	$127,617
6.625% senior notes due July 2021 (Level 2)	$222,159	$202,046	$221,840	$224,719

On January 17, 2017, the Company’s wholly-owned subsidiary, MagnaChip Semiconductor S.A., closed an offering (the “Exchangeable Notes Offering”) of 5.0% Exchangeable Senior Notes due March 1, 2021 (the “Exchangeable Notes”) of $86,250 thousand, which represents the principal amount, excluding $5,902 thousand of debt issuance costs. In December 2018, MagnaChip Semiconductor S.A repurchased a principal amount equal to $1,590 thousand of the Exchangeable Notes in the open market. The Company estimates the fair value of the Exchangeable Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the Exchangeable Notes, see Note 10, “Long-term Borrowings”.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

On July 18, 2013, the Company issued 6.625% senior notes due July 15, 2021 (the “2021 Notes”) of $225.0 million, which represents the principal amount, excluding $1.1 million of original issue discount and $5.1 million of debt issuance costs. In December 2018, the Company repurchased a principal amount equal to $500 thousand of the 2021 Notes in the open market. The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the 2021 Notes, see Note 10, “Long-term Borrowings.”

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of December 31, 2018 and 2017, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

3. Accounts Receivable

Accounts receivable as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Accounts receivable	$80,155	$86,167
Notes receivable	856	7,425
Less:
Allowances for doubtful accounts	(90)	(94)
Sales return reserves	(439)	(628)
Low yield compensation reserve	—	(844)
Volume discounts	(479)	—

Accounts receivable, net	$80,003	$92,026

Changes in allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$(94)	$(83)	$(236)
Reversal	—	—	148
Translation adjustments	4	(11)	5

Ending balance	$(90)	$(94)	$(83)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in sales return reserves for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$(628)	$(1,107)	$(1,481)
Reversal (Provision)	(245)	(40)	(26)
Usage	414	626	361
Translation adjustments	20	(107)	39

Ending balance	$(439)	$(628)	$(1,107)

Changes in low yield compensation reserve for the years ended December 31, 2017 and 2016 are as follows (in thousands):

Beginning in the first quarter of 2018, the Company recognized the low yield compensation reserves as a component of cost of sales, which were previously recorded as a deduction of sales.

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$—	$(432)	$(480)
Reversal (Provision)	—	(362)	(29)
Usage	—	22	63
Translation adjustments	—	(72)	14

Ending balance	$—	$(844)	$(432)

Changes in volume discounts for the year ended December 31, 2018 are as follows (in thousands):

Beginning balance	$—
Provision	(889)
Usage	404
Translation adjustments	6

Ending balance	$(479)

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $25,266 thousand, $18,973 thousand and $25,146 for the years ended December 31, 2018, 2017 and 2016, respectively, and these sales resulted in pre-tax losses of $63 thousand, $55 thousand and $78 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of the accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

4. Inventories

Inventories as of December 31, 2018 and 2017 consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Finished goods	14,334	13,737
Semi-finished goods and work-in-process	39,135	53,148
Raw materials	21,150	12,445
Materials in-transit	1,890	134
Less: inventory reserve	(4,898)	(6,391)

Inventories, net	$71,611	$73,073

Changes in inventory reserve for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$(6,391)	$(7,177)	$(16,033)
Change in reserve
Inventory reserve charged to costs of sales	(6,014)	(4,789)	(7,646)
Sale of previously reserved inventory	1,773	3,784	4,985

	(4,241)	(1,005)	(2,661)
Write off	5,469	2,620	11,384
Translation adjustments	265	(829)	133

Ending balance	$(4,898)	$(6,391)	$(7,177)

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

5. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2018 and 2017 are comprised of the following (in thousands):

	December 31,
	2018	2017
Buildings and related structures	$70,665	$69,958
Machinery and equipment	323,325	308,713
Others	44,724	42,497

	438,714	421,168
Less: accumulated depreciation	(251,962)	(231,356)
Land	15,419	16,091

Property, plant and equipment, net	$202,171	$205,903

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Aggregate depreciation expenses totaled $31,229 thousand $27,498 thousand and $24,941 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

As of June 29, 2018, the Company’s Korean subsidiary entered into an arrangement whereby it (i) acquired a water treatment facility from SK hynix for $4,172 thousand to support its fab in Gumi, Korea, and (ii) subsequently sold the water treatment facility for $4,172 thousand to a third party management company that the Company engaged to run the facility for a 10-year term. This arrangement is accounted for as a financing due to the Company’s Korean subsidiary’s continuing involvement with the facility. As a result, on the acquisition date, the Company recorded $4,172 thousand as property, plant and equipment, net, which is depreciated over the water treatment facility’s estimated useful life. The Company also recorded the related liabilities of $553 thousand as other current liabilities and $3,619 thousand as other non-current liabilities, which relate to the financing and service portions, respectively, of the arrangement and are amortized using the effective interest method over the 10-year contract period.

6. Intangible Assets

Intangible assets as of December 31, 2018 and 2017 are comprised of the following (in thousands):

	December 31, 2018
	Gross amount	Accumulated amortization	Net amount
Technology	$19,350	$(19,350)	$—
Customer relationships	27,791	(27,791)	—
Intellectual property assets	11,571	(7,618)	3,953

Intangible assets, net	$58,712	$(54,759)	$3,953

	December 31, 2017
	Gross amount	Accumulated amortization	Net amount
Technology	$20,194	$(20,194)	$—
Customer relationships	29,002	(29,002)	—
Intellectual property assets	11,319	(7,258)	4,061

Intangible assets, net	$60,515	$(56,454)	$4,061

Aggregate amortization expense for intangible assets totaled $819 thousand, $648 thousand and $475 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate amortization expense of intangible assets for the next five years are estimated to be $845 thousand, $827 thousand, $792 thousand, $688 thousand and $491 thousand, for the years ended December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7. Accrued Expenses

Accrued expenses as of December 31, 2018 and 2017 are comprised of the following (in thousands):

	December 31,
	2018	2017
Payroll, benefits and related taxes, excluding severance benefits	$14,548	$16,724
Withholding tax attributable to intercompany interest income	20,879	18,138
Interest on senior notes	8,226	8,268
Outside service fees	935	1,942
Others	1,662	6,674

Accrued expenses	$46,250	$51,746

8. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on US dollar denominated revenues.

Details of derivative contracts as of December 31, 2018 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 27, 2018	Zero cost collar	$18,000	January 2019 to June 2019
June 27, 2018	Forward	$36,000	January 2019 to June 2019

Details of derivative contracts as of December 31, 2017 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 22, 2017	Zero cost collar	$20,000	January 2018 to February 2018
September 28, 2017	Zero cost collar	$54,000	January 2018 to June 2018
September 28, 2017	Forward	$36,000	January 2018 to June 2018

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

Derivatives designated as hedging instruments:		December 31,
		2018	2017
Asset Derivatives:
Zero cost collars	Other current assets	$—	$2,827
Forward	Other current assets	$—	$2,352
Liability Derivatives:
Zero cost collars	Other current liabilities	$117	$—
Forward	Other current liabilities	$607	$—

Offsetting of derivative liabilities as of December 31, 2018 is as follows (in thousands):

As of December 31, 2018	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$117	$—	$117	$—	$(360)	$(243)
Forward	$607	$—	$607	$—	$(1,450)	$(843)

Offsetting of derivative assets as of December 31, 2017 is as follows (in thousands):

As of December 31, 2017	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2,827	$—	$2,827	$—	$—	$2,827
Forward	$2,352	$—	$2,352	$—	$—	$2,352

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the years ended December 31, 2018 and 2017 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)	Amount of Gain Reclassified from AOCI into Statement of Operations (Effective Portion)		Location of Gain (loss) Recognized in Statement of Operations on Derivative (Ineffective Portion)	Amount of Gain (loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	2018	2017		2018	2017		2018	2017
Zero cost collars	$(747)	$4,692	Net sales	$2,103	$1,501	Other income, net	$(276)	$606
Forwards	$(842)	$3,044	Net sales	$1,656	$500	Other income, net	$(2,094)	$(370)

Total	$(1,589)	$7,736		$3,759	$2,001		$(2,370)	$236

As of December 31, 2018, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next twelve months is $49 thousand.

The Company set aside $4,000 thousand and $7,600 thousand of cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) as required for the zero cost collar and forward contracts outstanding as of December 31, 2018 and 2017, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand. $1,810 thousand of additional cash collateral was required as of December 31, 2018 and recorded as hedge collateral on the consolidated balance sheets. There was no such cash collateral required as of December 31, 2017. These outstanding zero cost collar and forward contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

9. Product Warranties

Changes in accrued warranty liabilities for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

Beginning in the first quarter of 2018, the Company recognized low yield compensation reserves as a component of cost of sales. Low yield compensation reserves were previously recorded as a deduction of sales.

The Company accounted for this change prospectively as a change in accounting estimate, which resulted in an increase of $844 thousand in current liabilities, as of January 1, 2018.

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$1,060	$466	$1,425
Change in reversal (provision)	222	(224)	(426)
Usage	(636)	(65)	(527)
Translation adjustments	(36)	39	(6)

Ending balance	$610	$216	$466

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

10. Long-term Borrowings

Long-term borrowings as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
5.0% Exchangeable Senior Notes due March 2021	$84,660	$86,250
6.625% senior notes due July 2021	$224,500	$225,000
Less: unamortized discount and debt issuance costs	(5,583)	(7,834)

Long-term borrowings, net of unamortized discount and debt issuance costs	$303,577	$303,416

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for year ended December 31, 2018 and 2017 was $5,678 thousand and $5,349 thousand, respectively.

In December 2018, the Company repurchased a principal amount equal to $1,590 thousand of the Exchangeable Notes in the open market, resulting in a loss of $234 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations of the year ended December 31, 2018.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,120 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expenses related to the 2021 Notes for the year ended December 31, 2018 and 2017 were $15,719 thousand and $15,664 thousand, respectively.

In December 2018, the Company repurchased a principal amount equal to $500 thousand of the 2021 Notes in the open market, resulting in a net gain of $28 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31, 2018.

11. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2018, 98% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$149,796	$130,144
Provisions	17,644	24,373
Severance payments	(11,688)	(21,506)
Translation adjustments	(6,344)	16,785

	149,408	149,796
Less: Cumulative contributions to severance insurance deposit accounts	(2,549)	—
The National Pension Fund	(230)	(259)
Group severance insurance plan	(598)	(632)

Accrued severance benefits, net	$146,031	$148,905

The severance benefits funded through the Company’s severance insurance deposit accounts, National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance Benefit
2019	$582
2020	1,082
2021	1,523
2022	1,343
2023	1,802
2024 – 2028	26,316

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

12. Equity Incentive Plans

The Company adopted its 2009 Common Unit Plan, or the 2009 Plan, effective December 8, 2009, which is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The 2009 Plan terminated in connection with the Company’s initial public offering in March 2011, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expire. The Company adopted its 2011 Equity Incentive Plan, or the 2011 Plan, in March 2010. The Company amended and restated the 2011 Plan in February 2011, and the Company’s stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 in connection with the Company’s initial public offering in March 2011. The 2011 Plan was amended on October 23, 2017, to revise the clawback policy of the 2011 Plan. The 2011 Plan was amended on April 26, 2018 to amend the tax withholding provisions as they relate to directed sales of shares. Awards may be granted under the 2011 Plan to the Company’s employees, officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While the Company may grant incentive stock options only to employees, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of options shall not exceed ten years from the date of grant. Restricted stock purchase rights shall be exercisable within a period established by the Compensation Committee, which shall in no event exceed thirty days from the effective date of the grant. As of December 31, 2018, an aggregate maximum of 8,695 thousand shares were authorized and 1,025 thousand shares were reserved for all future grants.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes restricted stock unit activities for the years ended December 31, 2018, 2017 and 2016.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units
Outstanding at January 1, 2016	135,370	7.72
Granted	505,689	5.71
Vested	(101,240)	7.09
Forfeited	(21,339)	6.24

Outstanding at December 31, 2016	518,480	$5.94

Granted	172,716	11.15
Vested	(368,555)	5.72
Forfeited	(830)	8.33

Outstanding at December 31, 2017	321,811	$8.99

Granted	739,231	9.64
Vested	(373,620)	9.24
Forfeited	(33,462)	10.31

Outstanding at December 31, 2018	653,960	$9.52

Total compensation expenses recorded for the restricted stock units were $4,096 thousand, $1,601 thousand and $2,292 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $3,234 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 1.0 year. Total fair value of restricted stock units vested were $2,647 thousand, $2,107 thousand and $717 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

\MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes stock option activities for the years ended December 31, 2018, 2017 and 2016. At the date of grant, all options had an exercise price not less than the fair value of common stock (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2016	3,179,899	$9.61	$—	6.7 years
Granted	827,406	6.04	—	—
Forfeited	(282,537)	7.67	—	—
Exercised	(296,103)	5.85	806	—

Outstanding at December 31, 2016	3,428,665	$9.23	$525	6.7 years

Vested and expected to vest at December 31, 2016	3,389,763	9.27	508	6.7 years
Exercisable at December 31, 2016	2,531,243	10.11	236	5.9 years

Outstanding at January 1, 2017	3,428,665	$9.23	$525	6.7 years
Granted	70,865	10.43	—	—
Forfeited	(88,443)	12.77	—	—
Exercised	(539,183)	6.94	1,540	—

Outstanding at December 31, 2017	2,871,904	$9.59	$6,073	6.2 years

Vested and expected to vest at December 31, 2017	2,865,475	9.59	6,050	6.2 years
Exercisable at December 31, 2017	2,395,979	10.11	4,603	5.7 years

Outstanding at January 1, 2018	2,871,904	$9.59	$6,073	6.2 years
Forfeited	(34,807)	10.97	—	—
Exercised	(162,341)	6.97	737	—

Outstanding at December 31, 2018	2,674,756	$9.73	$395	5.2 years

Vested and expected to vest at December 31, 2018	2,674,266	9.73	394	5.2 years
Exercisable at December 31, 2018	2,544,565	9.94	306	5.1 years

Total compensation expenses recorded for the stock options were $313 thousand, $734 thousand and $1,551 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $13 thousand of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average future period of 0.2 years. Total weighted average grant-date fair value of vested options was $786 thousand, $794 thousand and $1,011 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. There was no grant of stock options during the year ended December 31, 2018. The following summarizes the grant-date fair value of options granted for the years ended December 31, 2017 and 2016 and assumptions used in the Black-Scholes option-pricing model on a weighted average basis. For the year ended December 31, 2017, the expected volatility was estimated using historical volatility of the Company’s share prices. For the years ended December 31, 2016, it was based on historical volatility of share prices of similar public entities:

	Year Ended December 31,
	2018	2017	2016
Grant-date fair value of option	—	$5.02	$1.54
Expected term	—	2.5 Years	2.7 Years
Risk-free interest rate	—	1.2%	1.0%
Expected volatility	—	81.7%	36.8%
Expected dividends	—	—	—

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31,
	2018		2017		2016
	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value
Unvested options at the beginning of the period	475,925	$2.19	897,421	$1.72	631,997	$2.40
Granted options during the period	—	—	70,865	5.02	827,406	1.54
Vested options during the period	(313,160)	2.51	(455,301)	1.74	(446,570)	2.26
Forfeited options during the period	(14,738)	1.73	(19,031)	1.77	(85,934)	1.88
Exercised options during the period	(17,836)	1.66	(18,029)	1.59	(29,478)	1.24

Unvested options at the end of the period	130,191	$1.54	475,925	$2.19	897,421	$1.72

13. Restructuring and Other Charges (Gain), Net

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

14. Early Termination Charges

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

15. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in US dollars and are affected by changes in the exchange rate between the Korean won and the US dollar. As of December 31, 2018, 2017 and 2016, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $666,597 thousand, $677,267 thousand and $598,212 thousand, respectively. The Korean won to US dollar exchange rates were 1,118.1:1, 1,071.4:1 and 1,208.5:1 using the first base rate as of December 31, 2018, 2017 and 2016, respectively, as quoted by the KEB Hana Bank.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The components of income tax expenses are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income (loss) before income tax expenses
Domestic	$3,492	$27,461	$(1,738)
Foreign	(2,743)	58,630	(24,133)

	$749	$86,091	$(25,871)

Current income tax expense (benefit)
Domestic	$(383)	$(359)	$(6)
Foreign	5,010	3,680	3,386
Uncertain tax position liability (domestic)	(2)	(476)	12
Uncertain tax position liability (foreign)	(46)	(1,635)	339

	4,579	1,210	3,731

Deferred income taxes expense (benefit)
Foreign	70	(55)	13

Total income tax expenses	$4,649	$1,155	$3,744

Effective tax rate	620.6%	1.3%	(14.5)%

The differences between the annual effective tax rates and the US federal statutory rates of 21.0%, 35% and 35% in 2018, 2017 and 2016, respectively, primarily result from the non-income based withholding tax attributable to intercompany interest income of the Company’s Dutch subsidiary, application of lower tax rates associated with certain earnings from the Company’s operations outside the US, the parent Company’s interest income, which is non-taxable for US tax purposes and the change of deferred tax assets and valuation allowance. The statutory income tax rate of the Company’s Korean operating subsidiary was approximately 24.2% in 2018, 2017 and 2016.

The Company’s income tax expenses are primarily attributable to interest on intercompany loan balances. The increase in income tax expense for the year ended December 31, 2018 was primarily attributable to taxable income generated by the Company’s Korean subsidiary, combined with its ability to utilize net operating carryforwards for up to 70% of the taxable income, and a decrease in the Company’s uncertain tax positions that resulted in a reduction of income tax expense for the year ended December 31, 2017.

The income tax expense of $3,744 thousand for 2016 included the impact of the reversal of withholding tax payable with respect to the waiver of the accrued interest on the loans granted to our Korean subsidiary by our Dutch subsidiary in 2015. The Company’s Korean and Dutch subsidiaries agreed that the Company’s Dutch subsidiary waived and released a partial amount of unpaid interest of $174 million on its intercompany loans granted to the Company’s Korean subsidiary in order to decrease the cumulative losses of the Company’s Korean subsidiary to enhance the subsidiary’s credit standing under the local banking rules. This transaction created a taxable income for the Company’s Korean subsidiary but did not result in a liability because of the utilization of expired loss carryforwards, which is deductible only against gains from cancellation of debt. The loss was not tax deductible for the Company’s Dutch subsidiary. This transaction also resulted in taxable loss for the Company’s Luxemburg subsidiary and this tax benefit was offset by an increase in the change in valuation allowance. In connection with the waiver of unpaid interest, the related withholding tax was reversed, resulting in the recognition of income tax benefit of $17.8 million as of December 31, 2015.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Provision computed at statutory rate	$157	$30,223	$(9,055)
State tax	46	5,445	(1,383)
Change in statutory tax rates	1	13,438	—
Difference in foreign tax rates	377	(17,789)	3,378
Permanent differences
Derivative assets adjustment	(1,111)	1,937	(149)
TPECs, hybrid and other interest	(5,555)	(7,526)	(10,353)
Thin capitalization	1,262	1,888	2,120
Permanent foreign currency gain (loss)	1,235	(838)	(54)
Penalty	436	4,001	689
Other permanent differences	445	633	50
Withholding tax	3,270	3,339	3,092
Foreign exchange rate adjustment	(3,725)	16,075	(1,838)
Change in valuation allowance	6,260	(56,744)	10,095
Tax credits claimed	(416)	(659)	(706)
Tax credits expired	817	2,638	1,578
Uncertain tax positions liability	(48)	(2,111)	351
Change in net operating loss carry-forwards	—	6,878	—
Others	1,198	327	5,929

Income tax expenses	$4,649	$1,155	$3,744

The permanent differences above include non-taxable Tracking Preferred Equity Certificates (TPECs) and interest income from other financial instruments for US tax purposes and non-deductible interest expense according to the thin capitalization rule for Korean tax purposes. The $3,725 thousand tax impact to foreign exchange rate adjustment in 2018 was mainly related to the foreign exchange translation gain on the Company’s Luxembourg and Dutch subsidiaries’ foreign currency assets and liabilities. The Company has recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain foreign subsidiaries’ deferred tax assets. The $6,260 thousand tax impact to change in valuation allowance in 2018 was a result of the increase in valuation allowance against the Company’s deferred tax assets. The income tax expense of $13,438 thousand in 2017 due to change in statutory tax rates was primarily related to a remeasurement of deferred tax assets and liabilities using the reduced US federal statutory rate of 21.0% from 35.0% effective January 1, 2018.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets
Inventory reserves	$8,274	$1,630
Derivative liabilities	175	—
Accrued expenses	3,210	2,826
Product warranties	67	52
Other reserves	187	356
Property, plant and equipment	1,906	9,759
Intangible assets	12	35
Accumulated severance benefits	36,166	36,245
Foreign currency translation losses	28,718	20,067
NOL carry-forwards	164,824	175,543
Tax credit	18,352	20,583
Other long-term payable	3,634	1,801
Others	5,132	3,546

Total deferred tax assets	270,657	272,443
Less: Valuation allowance	(248,633)	(251,132)

	22,024	21,311

Deferred tax liabilities
Derivative assets	—	1,253
Foreign currency translation gain (loss)	17,777	18,187
Prepaid expense	3,612	1,464
Others	420	143

Total deferred tax liabilities	21,809	21,047

Net deferred tax assets	$215	$264

Net deferred tax assets reported in
Other non-current assets	$215	$264

The valuation allowances at December 31, 2018 and 2017 are primarily attributable to deferred tax assets for the uncertainty in taxable income at certain of the Company’s foreign subsidiaries, including its Korean operating subsidiary.

Changes in valuation allowance for deferred tax assets for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$251,132	$281,473	$279,867
Charged to expense	7,653	(54,816)	10,095
NOL/tax credit claimed/expired	(1,393)	(1,928)	(872)
Translation adjustments	(8,759)	26,403	(7,617)

Ending balance	$248,633	$251,132	$281,473

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

As of December 31, 2018 and 2017, the Company had net deferred tax assets of $215 thousand and $264 thousand, respectively, mainly related to the Company’s Japanese subsidiary. As of December 31, 2018, 2017 and 2016, the Company recorded a valuation allowance of $248,633 thousand, $251,132 thousand and $281,473 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credits of domestic and foreign subsidiaries. The Company recorded these valuation allowances on deferred tax assets based on its assessment that the negative evidence of expected losses in early future years outweighs the positive evidence of historical income.

As of December 31, 2018, the Company had approximately $730,472 thousand of net operating loss carry-forwards available to offset future taxable income, of which $246,463 thousand is associated with the Company’s Korean subsidiary, which expires in part at various dates through 2026. The net operating loss of $297,848 thousand associated with the Company’s Luxembourg subsidiary is mainly attributable to certain expenses incurred in connection with its shareholding in the Company’s Dutch subsidiary. Although this net operating loss amount is carried forward indefinitely, it will be recaptured on future capital gain. The remaining net operating loss mainly relates to the US parent company and its domestic subsidiary and substantially all of the net operating loss expires at various dates through 2038. The Company utilized net operating loss of $369 thousand, $417 thousand, and $279 thousand, for the years ended December 31, 2018, 2017 and 2016, respectively. The Company also has Korean, Dutch and US tax credit carry-forwards of approximately $4,032 thousand, $14,311 thousand and $9 thousand, respectively, as of December 31, 2018. The Korean tax credits expire at various dates starting from 2019 to 2023, and the Dutch tax credits are carried forward to be used for an indefinite period of time.

United States Tax Reform

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act in the US was enacted (the “Tax Reform”). The Tax Reform reduces the US federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The Tax Reform contains several key provisions that affect the Company’s assessment on its deferred taxes, which include the remeasurement of deferred taxes, recognition of liabilities for taxes on mandatory deemed repatriations and certain other foreign income, and reassessment of the realizability of deferred tax assets. As of December 31, 2017, the Company remeasured its deferred tax assets and liabilities at the reduced rate of 21%, assessed the realizability of remeasured deferred tax assets and reduced its net deferred tax assets by $13,438 thousand in 2017.

During 2018, the Company analyzed the mandatory deemed repatriation tax and concluded that the Company has no tax liability on previously untaxed accumulated earnings and profits of its foreign subsidiaries. The Company also reviewed the other components of the Tax Reform and based on its evaluation, no material impact was recorded to the Company’s consolidated financial statements for the year ended December 31, 2018.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the US and in various other jurisdictions. The Company is subject to income- or non-income tax examinations by tax authorities of these jurisdictions for all open tax years.

As of December 31, 2018, 2017 and 2016, the Company recorded $426 thousand, $475 thousand and $1,768 thousand of unrecognized tax benefits, respectively.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits, balance at the beginning	$475	$1,768	$1,779
Additions based on tax positions related to the current year	10	10	371
Additions (reductions) for tax positions of prior years	—	(676)	317
Lapse of statute of limitations	(51)	(735)	(670)
Translation adjustments	(8)	108	(29)

Unrecognized tax benefits, balance at the ending	$426	$475	$1,768

The accrued interest and penalties totaled $0, $8 thousand and $691 thousand as of December 31, 2018, 2017 and 2016, respectively.

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

During the fourth quarter of 2017, the Company recorded the $4,179 thousand related to this additional tax assessment and associated penalties and administrative fine as selling, general and administrative expenses in its consolidated statements of operations for the year ended December 31, 2017 and recorded the $548 thousand related to employee withholding amounts as other receivables in our consolidated balance sheets as of December 31, 2017 as the Company expects to seek reimbursement of the applicable amounts from those employees. Of the $548 thousand, the Company has collected $118 thousand and established an allowance of $430 thousand, which it has recorded as a selling, general and administrative expense for the three months ended September 30, 2018.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

17. Geographic and Segment Information

The Company has two operating segments: its Foundry Services Group and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer, who allocates resources and assesses performance of the business and other activities based on gross profit.

In January 2018, as part of the Company’s ongoing portfolio optimization effort to realign business processes and streamline the Company’s organizational structure, the Company transferred a portion of its non-OLED Display business from its Standard Products Group to its Foundry Services Group. The transferred non-OLED Display business has technical and business characteristics more closely aligned with the Company’s Foundry Services Group business than with the Company’s Standard Products Group business. The transferred non-OLED Display business previously resided within the Company’s Display Solutions business line primarily as a result of a long standing customer relationship established in the past. The Company has recast comparative segment financial information to conform to this current period change. For the year ended December 31, 2017, $30,306 thousand of net sales and $6,322 thousand of gross profit were reclassified from the Display Solutions business line in the Standard Products Group to the Foundry Services Group. For the year ended December 31, 2016, $25,167 thousand of net sales and $3,660 thousand of gross profit were reclassified from the Display Solutions business line in the Standard Products Group to the Foundry Services Group.

The following sets forth information relating to the operating segments (in thousands):

	Year Ended December 31,
	2018	2017 As Adjusted	2016 As Adjusted
Net Sales
Foundry Services Group	$325,312	$350,395	$299,128
Standard Products Group
Display Solutions	256,113	179,233	256,800
Power Solutions	169,284	149,836	131,468

Total Standard Products Group	425,397	329,069	388,268
All other	189	208	573

Total net sales	$750,898	$679,672	$687,969

	Year Ended December 31,
	2018	2017 As Adjusted	2016 As Adjusted
Gross Profit
Foundry Services Group	$82,578	$101,780	$73,072
Standard Products Group	115,478	85,905	83,534
All other	40	208	(380)

Total gross profit	$198,096	$187,893	$156,226

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Upon the adoption of the new revenue standard, the Company’s revenue for Foundry Services Group is disaggregated depending on the timing of revenue recognition (in thousands):

	Year Ended December 31, 2018
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$80,578	$244,734	$325,312

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Year Ended December 31,
	2018	2017	2016
Korea	$282,516	$279,883	$219,618
Asia Pacific (other than Korea)	380,598	322,595	391,875
U.S.A.	37,483	35,089	33,201
Europe	47,831	41,109	42,274
Others	2,470	996	1,001

Total	$750,898	$679,672	$687,969

For the years ended December 31, 2018, 2017 and 2016, the Company’s net sales in Greater China (China, Hong Kong and Macau) represented 66.6%, 49.7% and 62.4%, respectively, and net sales in Taiwan represented 26.2%, 36.4% and 27.6%, respectively, of the Company’s net sales in the Asia Pacific (other than Korea).

Net sales from the Company’s top ten largest customers accounted for 61%, 57% and 64% for the years ended December 31, 2018, 2017 and 2016, respectively.

For the year ended December 31, 2018, the Company had two customers that represented 19.3% and 13.3% of its net sales. For the year ended December 31, 2017, the Company had one customer that represented 15.6% of its net sales. For the year ended December 31, 2016, the Company had two customers that represented 23.5% and 11.4% of its net sales, respectively.

98% of the Company’s property, plant and equipment are located in Korea as of December 31, 2018.

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

Operating Leases

The Company leases land, office space and equipment under various operating lease agreements with various terms. Rental expenses were approximately $8,053 thousand, $7,498 thousand and $8,898 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the minimum aggregate rental payments due under non-cancelable lease contracts are as follows (in thousands):

2019	$4,319
2020	3,569
2021	1,570
2022	1,319
2023	1,309
2024 and thereafter	13,978

$26,064

Long-term Purchase Agreements

The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of December 31, 2018 or 2017.

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

19. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following at December 31, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2018	2017
Foreign currency translation adjustments	$(20,061)	$(38,413)
Derivative adjustments	(49)	5,299

Total	$(20,110)	$(33,114)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

Year Ended December 31, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,413)	$5,299	$(33,114)

Other comprehensive income (loss) before reclassifications	18,352	(1,589)	16,763
Amounts reclassified from accumulated other comprehensive income	—	(3,759)	(3,759)

Net current-period other comprehensive income (loss)	18,352	(5,348)	13,004

Ending balance	$(20,061)	$(49)	$(20,110)

Year Ended December 31, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$14,460	$(436)	$14,024

Other comprehensive income (loss) before reclassifications	(52,873)	7,736	(45,137)
Amounts reclassified from accumulated other comprehensive income	—	(2,001)	(2,001)

Net current-period other comprehensive income (loss)	(52,873)	5,735	(47,138)

Ending balance	$(38,413)	$5,299	$(33,114)

Year Ended December 31, 2016	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(190)	$(41)	$(231)

Other comprehensive income (loss) before reclassifications	14,650	(1,032)	13,618
Amounts reclassified from accumulated other comprehensive loss	—	637	637

Net current-period other comprehensive income (loss)	14,650	(395)	14,255

Ending balance	$14,460	$(436)	$14,024

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

20. Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2018	2017	2016
	(In thousands of US dollars, except share data)
Basic Earnings per Share
Net income (loss)	$(3,900)	$84,936	$(29,615)

Basic weighted average common stock outstanding	34,469,921	33,943,264	34,833,967
Basic earnings (loss) per share	$(0.11)	$2.50	$(0.85)

Diluted Earnings per Share
Net income (loss)	$(3,900)	$84,936	$(29,615)
Add back: Interest expense on Exchangeable Notes	—	5,349	—
Net income (loss) allocated to common stockholders	$(3,900)	$90,285	$(29,615)

Basic weighted average common stock outstanding	34,469,921	33,943,264	34,833,967
Net effect of dilutive equity awards	—	821,664	—
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	—	9,990,209	—

Diluted weighted average common stock outstanding	34,469,921	44,755,137	34,833,967
Diluted earnings (loss) per share	$(0.11)	$2.02	$(0.85)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they would have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2018	2017	2016
Options	2,674,756	835,572	3,428,665
Restricted Stock Units	699,271	—	518,480

For the year ended December 31, 2018, 10,438,187 shares of potential common stock from the assumed conversion of Exchangeable Notes was excluded from the computation of diluted loss per share as the effect was anti-dilutive for the period.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

21. Unaudited Quarterly Financial Results

The following tables present selected unaudited Consolidated Statements of Operations for each quarter of the years ended December 31, 2018 and 2017.

	Fiscal Year 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands of US dollars, except share data)
Net sales	$165,819	$199,685	$206,000	$179,394
Gross profit	44,581	53,854	55,749	43,912
Operating income	7,379	13,914	18,265	7,860
Net income (loss)	$2,763	$(21,505)	$17,222	$(2,380)
Earnings (loss) per share:
Basic	$0.08	$(0.62)	$0.50	$(0.07)
Diluted	$0.08	$(0.62)	$0.41	$(0.07)
Weighted average common stock outstanding:
Basic	34,253,111	34,420,654	34,573,377	34,627,292
Diluted	35,154,693	34,420,654	46,021,610	34,627,292

	Fiscal Year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands of US dollars, except share data)
Net sales	$161,710	$166,685	$176,697	$174,580
Gross profit	41,570	46,662	50,310	49,351
Operating income	6,367	9,742	15,490	7,637
Net income (loss)	$43,738	$(8,059)	$5,604	$43,653
Earnings (loss) per share:
Basic	$1.30	$(0.24)	$0.16	$1.28
Diluted	$1.05	$(0.24)	$0.15	$0.99
Weighted average common stock outstanding:
Basic	33,662,297	33,952,574	34,103,029	34,176,812
Diluted	42,892,044	33,952,574	45,542,418	45,573,889

22. Subsequent Events

Repurchase of Long-term Borrowings

In January and February 2019, the Company repurchased a principal amount equal to $250 thousand of the 2021 Notes and a principal amount equal to $920 thousand of the Exchangeable Notes.

Stock Repurchase

In January 2019, the Company repurchased 361,988 shares of its common stock at an aggregate cost of $2,346 thousand in the open market under the Company’s stock repurchase program, which was authorized by its board of directors on January 10, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow for timely decisions regarding required disclosure.

Management of the Company, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2018. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our executive officers is included in “Item 1. Business—Executive Officers of the Company.” The other information required by this item is incorporated by reference to our definitive proxy statement relating to our 2019 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2019 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2019 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2019 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2019 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The information required by this item is included in Item 8 of Part II of this Report.

2.	Financial Statement Schedules

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Second Amended Chapter 11 Plan of Reorganization Proposed by the Official Committee of Unsecured Creditors of MagnaChip Semiconductor Finance Company, et al., dated as of September 24, 2009 (incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.2	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.3	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.1)

4.4	Indenture, dated as of January 17, 2017, among MagnaChip Semiconductor S.A., as issuer, MagnaChip Semiconductor Corporation, as guarantor, and US Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed on February 21, 2017).

4.5	Form of 5.00% Exchangeable Senior Note due 2021 and note guarantee (included in Exhibit 4.4)

Exhibit No.	Exhibit Description

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016).

10.18	Master Service Agreement, dated as of December 27, 2000 by and between Sharp Corporation and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hyundai Electronics Japan Co., Ltd) (English translation) (incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

Exhibit No.	Exhibit Description

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*#	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (as amended on April 26, 2018).

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.26-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.26-2*#	Separation Agreement, dated as of January 9, 2019 among MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor Corporation and Tae Jong Lee.

10.27*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.28*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.28-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.29*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.29-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.29-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.29-3*	Employment Agreement, dated as of April 26, 2018, by and between MagnaChip Semiconductor Corporation and Young Joon Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2018).

10.29-4*#	Amendment to Employment Agreement by and between MagnaChip Semiconductor Corporation and Young Joon Kim, dated as of September 3, 2018.

10.29-5*	Form of Restricted Stock Units Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2018).

10.29-6*	Form of Restricted Stock Units Agreement (TSR Performance) for Chief Executive Officer (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 27, 2018).

Exhibit No.	Exhibit Description

10.29-7*	Form of Restricted Stock Units Agreement (AOP Performance) for Chief Executive Officer (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 27, 2018).

10.30*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.30-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.30-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Theodore Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2018).

10.31*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.31-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Woung Moo Lee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 26, 2018).

10.32*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.33*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.34*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.35*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.36*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.37*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

Exhibit No.	Exhibit Description

10.40	Settlement Agreement, dated as of May 26, 2016, by and among MagnaChip Semiconductor Corporation, Engaged Capital, LLC, Engaged Capital Master Feeder I, LP, Engaged Capital Master Feeder II, LP, Engaged Capital I, LP, Engaged Capital I Offshore, Ltd., Engaged Capital II, LP, Engaged Capital II Offshore Ltd., Engaged Capital Holdings, LLC and Glenn W. Welling (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016).

10.41*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 26, 2018).

10.42*	Form of Restricted Stock Units Agreement (TSR Performance) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 26, 2018).

10.43*	Form of Restricted Stock Units Agreement (AOP Performance) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 26, 2018).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	February 22, 2019
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jonathan W. Kim	February 22, 2019
Jonathan W. Kim, Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Melvin Keating	February 22, 2019
Melvin Keating, Director

/s/ Ilbok Lee	February 22, 2019
Ilbok Lee, Director

/s/ Camillo Martino	February 22, 2019
Camillo Martino, Director

/s/ Gary Tanner	February 22, 2019
Gary Tanner, Director

/s/ Nader Tavakoli	February 22, 2019
Nader Tavakoli, Non-Executive Chairman of the Board of Directors