Form 10-Q
period 2019-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2019-05-10
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MX	New York Stock Exchange

As of April 30, 2019, the registrant had 34,224,247 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

PART II OTHER INFORMATION		51

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 6.	Exhibits	52

SIGNATURES		53

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$105,812	$132,438
Accounts receivable, net	92,056	80,003
Unbilled accounts receivable	27,885	38,181
Inventories, net	80,794	71,611
Other receivables	8,035	3,702
Prepaid expenses	13,781	11,133
Hedge collateral (Note 8)	3,560	5,810
Other current assets (Note 17)	7,293	9,867

Total current assets	339,216	352,745

Property, plant and equipment, net (Notes 4 and 6)	201,738	202,171
Operating lease right-of-use assets	13,046	—
Intangible assets, net	3,900	3,953
Long-term prepaid expenses	13,028	15,598
Other non-current assets	9,038	8,729

Total assets	$579,966	$583,196

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$76,031	$55,631
Other accounts payable	18,884	15,168
Accrued expenses	43,481	46,250
Deferred revenue	6,907	6,477
Other current liabilities (Notes 6 and 8)	4,531	9,133

Total current liabilities	149,834	132,659

Long-term borrowings, net	303,016	303,577
Non-current operating lease liabilities	10,975	—
Accrued severance benefits, net	144,502	146,031
Other non-current liabilities (Note 6)	17,950	18,239

Total liabilities	626,277	600,506

Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 43,230,535 shares issued and 34,223,502 outstanding at March 31, 2019 and 43,054,458 shares issued and 34,441,232 outstanding at December 31, 2018	433	431
Additional paid-in capital	143,315	142,600
Accumulated deficit	(70,430)	(36,305)
Treasury stock, 9,007,033 shares at March 31, 2019 and 8,613,226 shares at December 31, 2018, respectively	(106,511)	(103,926)
Accumulated other comprehensive loss	(13,118)	(20,110)

Total stockholders’ deficit	(46,311)	(17,310)

Total liabilities and stockholders’ equity	$579,966	$583,196

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands of US dollars, except share data)
Net sales	$157,380	$165,819
Cost of sales	134,679	121,238

Gross profit	22,701	44,581

Operating expenses
Selling, general and administrative expenses	18,070	17,622
Research and development expenses	20,018	19,580
Restructuring and other charges	2,894	—

Total operating expenses	40,982	37,202

Operating income (loss)	(18,281)	7,379

Interest expense	(5,637)	(5,463)
Foreign currency gain (loss), net	(9,997)	1,318
Loss on early extinguishment of long-term borrowings, net	(42)	—
Other income, net	673	519

Income (loss) before income taxes	(33,284)	3,753
Income tax expenses	841	990

Net income (loss)	$(34,125)	$2,763

Earnings (loss) per common share—
Basic	$(1.00)	$0.08
Diluted	$(1.00)	$0.08
Weighted average number of shares—
Basic	34,194,878	34,253,111
Diluted	34,194,878	35,154,693

The accompanying notes are an integral part of these consolidated financial statements

.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands of US dollars)
Net income (loss)	$(34,125)	$2,763

Other comprehensive income (loss)
Foreign currency translation adjustments	7,304	(483)
Derivative adjustments
Fair valuation of derivatives	(499)	(67)
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	187	(2,606)

Total other comprehensive income (loss)	6,992	(3,156)

Total comprehensive loss	$(27,133)	$(393)

The accompanying notes are an integral part of these consolidated financial statements

.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Loss
	Common Stock			Accumulated Deficit	Treasury Stock		Total
(In thousands of US dollars, except share data)	Shares	Amount
Three Months Ended March 31, 2019:
Balance at December 31, 2018, as previously reported	34,441,232	$431	$142,600	$(36,305)	$(103,926)	$(20,110)	$(17,310)
Stock-based compensation	—	—	669	—	—	—	669
Exercise of stock options	8,624	0	48	—	—	—	48
Settlement of restricted stock units	167,453	2	(2)	—	—	—	—
Acquisition of treasury stock	(393,807)	—	—	—	(2,585)	—	(2,585)
Other comprehensive income, net	—	—	—	—	—	6,992	6,992
Net loss	—	—	—	(34,125)	—	—	(34,125)

Balance at March 31, 2019	34,223,502	$433	$143,315	$(70,430)	$(106,511)	$(13,118)	$(46,311)

Three Months Ended March 31, 2018:
Balance at December 31, 2017, as previously reported	34,189,599	$426	$136,259	$(40,889)	$(102,319)	$(33,114)	$(39,637)
Impact of adopting the new revenue standard	—	—	—	8,484	—	—	8,484
Balance at January 1, 2018, as adjusted	34,189,599	$426	$136,259	$(32,405)	$(102,319)	$(33,114)	$(31,153)
Stock-based compensation	—	—	1,469	—	—	—	1,469
Exercise of stock options	21,894	1	142	—	—	—	143
Settlement of restricted stock units	163,466	1	(1)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(3,156)	(3,156)
Net income	—	—	—	2,763	—	—	2,763

Balance at March 31, 2018	34,374,959	$428	$137,869	$(29,642)	$(102,319)	$(36,270)	$(29,934)

The accompanying notes are an integral part of these consolidated financial statements.

.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$(34,125)	$2,763
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	8,303	7,958
Provision for severance benefits	3,117	4,512
Amortization of debt issuance costs and original issue discount	571	532
Loss (gain) on foreign currency, net	11,720	(1,682)
Restructuring and other charges	2,894	—
Stock-based compensation	669	1,469
Loss on early extinguishment of long-term borrowings, net	42	—
Other	96	(337)
Changes in operating assets and liabilities
Accounts receivable, net	(12,844)	3,115
Unbilled accounts receivable	9,726	(639)
Inventories, net	(10,585)	(13,150)
Other receivables	(4,205)	(3,746)
Other current assets	1,836	(1,071)
Accounts payable	20,874	3,168
Other accounts payable	2,725	(2,759)
Accrued expenses	(5,365)	(7,129)
Deferred revenue	555	4,809
Other current liabilities	(6,848)	(570)
Other non-current liabilities	1,085	618
Payment of severance benefits	(2,263)	(2,247)
Other	347	465

Net cash used in operating activities	(11,675)	(3,921)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	2,242	4,863
Purchase of plant, property and equipment	(11,207)	(7,329)
Payment for intellectual property registration	(232)	(409)
Collection of guarantee deposits	298	14
Payment of guarantee deposits	(892)	—
Other	(10)	(36)

Net cash used in investing activities	(9,801)	(2,897)

Cash flows from financing activities
Repurchase of long-term borrowings	(1,175)	—
Proceeds from exercise of stock options	48	142
Acquisition of treasury stock	(2,353)	—
Repayment of financing related to water treatment facility arrangement	(143)	—
Repayment of principal portion of finance lease liabilities	(59)	—

Net cash provided by (used in) financing activities	(3,682)	142

Effect of exchange rates on cash, cash equivalents and restricted cash	(1,468)	1,237

Net decrease in cash, cash equivalents and restricted cash	(26,626)	(5,439)

Cash, cash equivalents and restricted cash
Beginning of the period	132,438	128,575

End of the period	$105,812	$123,136

Supplemental cash flow information
Cash paid for interest	$9,549	$9,609

Cash paid for income taxes	$1,556	$6

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$2,643	$1,202

Non-cash financing activities
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$(232)	$—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements, except for the changes below. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2018 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Upon the adoption of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) effective on January 1, 2019 (the “new lease standard”), the Company has updated its accounting policy for leases as detailed below.

Leases

The Company determines if an arrangement is a lease at inception of a contract considering whether the arrangement conveys the right to control the use of an identified asset over the period of use. Control of an underlying asset is conveyed if the Company has the right to direct the use of, and to obtain substantially all of the economic benefits from the use of, the identified asset. The Company accounts for lease transactions as either an operating or a finance lease, depending on the terms of the underlying lease arrangement. Assets related to operating leases are recorded on the balance sheet as operating lease right-of-use assets; the related liabilities are recorded as other current liabilities for the current portion and other non-current operating lease liabilities for the non-current portion. Finance lease right-of-use assets are included in property and equipment, net and the related lease liabilities are included in other current liabilities and other non-current liabilities on the consolidated balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide a readily determinable implicit rate, the Company estimates its incremental borrowing rates in determining the present value of future payments based on the lease term of each lease and market information available at commencement date. Fixed lease expenses for operating leases and depreciation expenses for finance leases are recognized on a straight-line basis over the respective lease term.

An extension or contraction of a lease term is considered if the related option to extend or early terminate the lease is reasonably certain to be exercised by the Company. Operating lease right-of-use assets may also include any advance lease payments made and exclude lease incentives and initial direct costs incurred. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, lease and non-lease components are accounted for as a single lease component.

Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates are not included in the right-of-use assets or liabilities. These variable lease payments are expensed as incurred.

The Company does not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases but rather recognizes fixed lease payments in the statements of operations on a straight-line basis and variable payments in the period in which the related obligations incur.

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

A portion of the Company’s sales are made through distributors for which the Company applies the same revenue recognition guidance described above. The Company defers the recognition of revenue when a distributor receives consideration from the customers prior to the fulfillment of performance obligations. These amounts are classified as deferred revenue on the consolidated balance sheets. Of the recorded deferred revenue of $6,477 thousand as of December 31, 2018, $1,436 thousand were recognized as revenue during the three months ended March 31, 2019 and of the recorded deferred revenue of $8,335 thousand as of December 31, 2017, $1,086 thousand was recognized as revenue during the three months ended March 31, 2018, respectively.

In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction, and that is collected by the Company from a customer, is excluded from revenue and presented in the statement of operations on a net basis.

The Company provides warranties under which customers can return defective products. The Company also provides allowances for additional products that may have to be provided free of charge to compensate customers for not meeting previously agreed upon yield criteria, which the Company refers to as the low yield compensation reserve. The Company estimates the costs related to warranty claims, repair or replacements and low yield compensation reserves, and records them as components of cost of sales.

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

Unbilled accounts receivable represents the Company’s contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order, which has not been invoiced to the customer. Of the recorded unbilled accounts receivable of $38,181 thousand as of December 31, 2018, $22,470 thousand were billed to customers upon shipment, upon product delivery or upon customer acceptance, depending on the terms of the related arrangement, during the three months ended March 31, 2019.

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

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company adopted ASU 2018-02 in the first quarter of 2019, and the adoption did not impact the Company’s consolidated financial statements and related disclosures.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The Company adopted ASU 2017-12 in the first quarter of 2019, and the adoption of ASU 2017-12 did not have a material impact to the Company’s consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The Company adopted ASU 2017-11 in the first quarter of 2019, and the adoption did not impact the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under US GAAP. ASU 2016-02 requires that a lessee recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The FASB issued Accounting Standards Update No 2018-01, “Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”). ASU 2018-01 permits an entity to elect an optional transition practical expedient not to evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. In July 2018, the FASB issued Accounting Standards Update No 2018-10, “Codification Improvements to Topic 842 Leases” (“ASU 2018-10”). ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued Accounting Standards Update No 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption of ASU 2016-02 (the “modified retrospective transition method”). In December 2018, the FASB issued Accounting Standards Update No 2018-20, “Leases (Topic 842) Narrow Scope Improvements for Lessors” (“ASU 2018-20”). ASU 2018-20 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. In March 2019, the FASB issued Accounting Standards Update No 2019-01 “Codification Improvements” (“ASU 2019-01”) .The effective date and transition requirements for ASU 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 are the same.

The Company adopted the new lease standard as of January 1, 2019, using the modified retrospective transition method, which requires a cumulative effect adjustment, if any, to the Company’s beginning equity to be recognized on the date of adoption. There was no cumulative effect adjustment recorded on January 1, 2019. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The impact from the adoption was the balance sheet recognition of ROU assets and lease liabilities for operating and finance leases as a lessee, which resulted in an increase of $16,387 thousand in the total assets and liabilities of the Company’s consolidated balance sheets as of January 1, 2019. In addition, the adoption did not materially impact the Company’s consolidated statements of operations or cash flows for the three months ended March 31, 2019. For further information regarding these impacts, see Note 6 “Leases.”

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $7,989 thousand and $3,662 thousand for the three months ended March 31, 2019 and 2018, respectively, and these sales resulted in pre-tax losses of $25 thousand and $2 thousand for the three months ended March 31, 2019 and 2018, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$17,519	$14,334
Semi-finished goods and work-in-process	49,191	39,135
Raw materials	22,145	21,150
Materials in-transit	690	1,890
Less: inventory reserve	(8,751)	(4,898)

Inventories, net	$80,794	$71,611

Changes in inventory reserve for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Beginning balance	$(4,898)	$(6,391)
Change in reserve
Inventory reserve charged to costs of sales	(5,174)	(1,620)
Sale of previously reserved inventory	474	831

	(4,700)	(789)
Write off	664	2,530
Translation adjustments	183	(21)

Ending balance	$(8,751)	$(4,671)

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

4. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2019 and December 31, 2018 are comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Buildings and related structures	$69,539	$70,665
Machinery and equipment	322,352	323,325
Finance lease right-of-use assets	2,500	—
Others	47,794	44,724

	442,185	438,714
Less: accumulated depreciation	(255,599)	(251,962)
Land	15,152	15,419

Property, plant and equipment, net	$201,738	$202,171

Aggregate depreciation expenses totaled $8,087 thousand and $7,757 thousand for the three months ended March 31, 2019 and 2018, respectively.

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

5. Intangible Assets

Intangible assets as of March 31, 2019 and December 31, 2018 are comprised of the following (in thousands):

	March 31, 2019
	Gross amount	Accumulated amortization	Net amount
Technology	$19,015	$(19,015)	$—
Customer relationships	27,310	(27,310)	—
Intellectual property assets	11,601	(7,701)	3,900

Intangible assets, net	$57,926	$(54,026)	$3,900

	December 31, 2018
	Gross amount	Accumulated amortization	Net amount
Technology	$19,350	$(19,350)	$—
Customer relationships	27,791	(27,791)	—
Intellectual property assets	11,571	(7,618)	3,953

Intangible assets, net	$58,712	$(54,759)	$3,953

Aggregate amortization expenses for intangible assets totaled $216 thousand and $201 thousand for the three months ended March 31, 2019 and 2018, respectively.

6. Leases

The Company has operating and finance leases for land, buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 15 years. For certain leases, the Company has options to extend the lease term for additional periods ranging from 1 year to 10 years. The Company used hindsight for determining the remaining lease term and assessing the likelihood of whether these renewal options are reasonably certain to be exercised by the Company.

The Company’s land lease payment is subject to a biennial adjustment (based on change of the Consumer Price Index), the impact of which is treated as a variable lease payment.

The Company adopted the new lease accounting standard as of January 1, 2019 using the modified retrospective transition method. The tables below present financial information related to the Company’s leases as of, and for the three months ended, March 31, 2019.

Supplemental balance sheet information related to leases is as follows (in thousands):

Leases	Classification	As of March 31, 2019
Assets
Operating lease	Operating lease right-of-use assets	$13,046
Finance lease	Property, plant and equipment, net	2,422

Total leased assets		$15,468

Liabilities
Current
Operating	Other current liabilities	$2,072
Finance	Other current liabilities	242
Non-current
Operating	Non-current operating lease liabilities	10,975
Finance	Other non-current liabilities	2,199

Total lease liabilities		$15,488

The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$828
Finance lease cost
Amortization of right-of-use assets	78
Interest on lease liabilities	47

Total lease cost	$953

The above table does not include an immaterial cost of short-term leases and there was no variable lease payment during the three months ended March 31, 2019

Other lease information is as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$828
Operating cash flows from finance leases	47
Financing cash flows from finance leases	59
Weighted average remaining lease term
Operating leases	12.3 years
Finance leases	10.8 years
Weighted average discount rate
Operating leases	7.93%
Finance leases	7.94%

The aggregate future lease payments for operating and finance leases as of March 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$2,289	$316
2020	2,705	421
2021	1,346	421
2022	1,113	421
2023	1,107	421
Thereafter	11,913	1,639

Total future lease payments	20,473	3,639
Less: Present value adjustment	(7,426)	(1,198)

Present value of future payments	$13,047	$2,441

As of December 31, 2018, the minimum aggregate rental payments due under non-cancelable operating lease contracts are as follows (in thousands):

2019	$4,319
2020	3,569
2021	1,570
2022	1,319
2023	1,309
2024 and thereafter	13,978

$26,064

7. Accrued Expenses

Accrued expenses as of March 31, 2019 and December 31, 2018 are comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Payroll, benefits and related taxes, excluding severance benefits	$15,782	$14,548
Withholding tax attributable to intercompany interest income	21,030	20,879
Interest on senior notes	3,444	8,226
Outside service fees	1,064	935
Others	2,161	1,662

Accrued expenses	$43,481	$46,250

8. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of March 31, 2019 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 27, 2018	Zero cost collar	$9,000	April 2019 to June 2019
June 27, 2018	Forward	$18,000	April 2019 to June 2019

Details of derivative contracts as of December 31, 2018 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 27, 2018	Zero cost collar	$18,000	January 2019 to June 2019
June 27, 2018	Forward	$36,000	January 2019 to June 2019

The zero cost collar and forward contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as assets and liabilities as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

Derivatives designated as hedging instruments:		March 31, 2019	December 31, 2018
Liability Derivatives:
Zero cost collars	Other current liabilities	$67	$117
Forward	Other current liabilities	$654	$607

Offsetting of derivative liabilities as of March 31, 2019 is as follows (in thousands):

As of March 31, 2019	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$67	$—	$67	$—	$(50)	$17
Forward	$654	$—	$654	$—	$(210)	$444

Offsetting of derivative liabilities as of December 31, 2018 is as follows (in thousands):

As of December 31, 2018	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$117	$—	$117	$—	$(360)	$(243)
Forward	$607	$—	$607	$—	$(1,450)	$(843)

For derivative instruments that are designated and qualify as cash flow hedges, gains or losses on the derivative aside from components excluded from the assessment of effectiveness, are reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative, representing hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2019 and 2018 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location /Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations (Effective Portion) (1)			Location /Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion) (1)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018		2019	2018
Zero cost collars	$34	$(132)	Net sales	$—	$1,326	Other income, net	$—	$(71)
Forwards	$(533)	$65	Net sales	$(89)	$1,280	Other income, net	$(56)	$22
Forwards—excluded time value (1)	$—	$—	Net sales	$(98)	$—	Other income, net	$—	$(27)

	$(499)	$(67)		$(187)	$2,606		$(56)	$(76)

			Total Revenue	$157,380	$165,819

(1)

The FASB issued the new guidance about hedging activities (ASU 2017-12), which provides new rule about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. In addition, under the same guidance, excluded time value for forward contracts is presented in earnings in the same income statement line item that is used to present the earnings effect of the hedged item. The Company adopted the new guidance in the first quarter of 2019 and the comparative prior period amounts were not restated and continued to be reported under the accounting standards in effect for such period.

As of March 31, 2019, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next twelve months is $361 thousand.

The Company set aside $3,300 thousand and $4,000 thousand in cash deposits to the counterparty, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) as required for the zero cost collar and forward contracts outstanding as of March 31, 2019 and December 31, 2018, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK for any exposure in excess of $500 thousand, and $260 thousand and $1,810 thousand of additional cash collateral were required and recorded as hedge collateral on the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. These outstanding zero cost collar and forward contracts are subject to termination if the sum of qualified and unrestricted cash and cash equivalents held by the Company is less than $30,000 thousand on the last day of a fiscal quarter.

9. Fair Value Measurements

Fair Value of Financial Instruments

As of March 31, 2019, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value March 31, 2019	Fair Value Measurement March 31, 2019	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$721	$721	—	$721	—

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

Fair Value of Long-term Borrowings

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$80,889	$97,666	$81,418	$86,835
6.625% Senior Notes due July 2021 (Level 2)	$222,126	$213,038	$222,159	$202,046

On January 17, 2017, the Company’s wholly-owned subsidiary, MagnaChip Semiconductor S.A., closed an offering (the “Exchangeable Notes Offering”) of 5.0% Exchangeable Senior Notes due March 1, 2021 (the “Exchangeable Notes”) of $86,250 thousand, which represents the principal amount, excluding $5,902 thousand of debt issuance costs. In December 2018 and In February 2019, MagnaChip Semiconductor S.A repurchased a principal amount equal to $1,590 thousand and $920 thousand, respectively, of the Exchangeable Notes in the open market. The Company estimates the fair value of the Exchangeable Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the Exchangeable Notes, see Note 10, “Long-term Borrowings.”

On July 18, 2013, the Company issued 6.625% senior notes due July 15, 2021 (the “2021 Notes”) of $225.0 million, which represents the principal amount, excluding $1.1 million of original issue discount and $5.0 million of debt issuance costs. In December 2018 and In January 2019, the Company repurchased a principal amount equal to $500 thousand and $250 thousand, respectively, of the 2021 Notes in the open market. The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the 2021 Notes, see Note 10, “Long-term Borrowings.”

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of March 31, 2019 and 2018, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

10. Long-Term Borrowings

Long-term borrowings as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
5.0% Exchangeable Senior Notes due March 2021	$83,740	$84,660
6.625% Senior Notes due July 2021	$224,250	$224,500
Less: unamortized discount and debt issuance costs	(4,974)	(5,583)

Long-term borrowings, net of unamortized discount and debt issuance costs	$303,016	$303,577

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three months ended March 31, 2019 and 2018 was $1,408 thousand and $1,411 thousand, respectively.

In December 2018, the Company repurchased a principal amount equal to $1,590 thousand of the Exchangeable Notes in the open market, resulting in a loss of $234 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31, 2018. In February 2019, the Company repurchased a principal amount equal to $920 thousand of the Exchangeable Notes in the open market, resulting in a loss of $63 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the three months ended March 31, 2019.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expenses related to the 2021 Notes for the three months ended March 31, 2019 and 2018 were $3,930 thousand and $3,926 thousand, respectively.

In December 2018, the Company repurchased a principal amount equal to $500 thousand of the 2021 Notes in the open market, resulting in a net gain of $28 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31, 2018. In January 2019, the Company repurchased a principal amount equal to $250 thousand of the 2021 Notes in the open market, resulting in a net gain of $21 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the three months ended March 31, 2019.

11. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2019, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Beginning balance	$149,408	$149,795
Provisions	3,117	4,512
Severance payments	(2,263)	(2,247)
Translation adjustments	(2,589)	719

	147,673	152,779
Less: Cumulative contributions to severance insurance deposit accounts	(2,358)	—
The National Pension Fund	(227)	(255)
Group severance insurance plan	(586)	(635)

Accrued severance benefits, net	$144,502	$151,889

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

Beginning in July 2018, the Company has contributed a certain percentage of severance benefits, accrued for eligible employees for their services from January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. The Company deducts the contributions made to these severance insurance deposit accounts from its accrued severance benefits.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2019	$578
2020	1,057
2021	1,522
2022	1,298
2023	1,743
2024	2,633
2025 – 2029	35,076

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

12. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2019 and December 31, 2018, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $665,858 thousand and $666,597 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,137.8:1, 1,118.1:1 using the first base rate as of March 31, 2019 and December 31, 2018, respectively, as quoted by the KEB Hana Bank.

13. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions. The Company is subject to income- or non-income-based tax examinations by tax authorities of the U.S., Korea and multiple other foreign jurisdictions, where applicable, for all open tax years.

Income tax expenses recorded for three months ended March 31, 2019 and 2018 were $841 thousand and $990 thousand, respectively, primarily attributable to interest on intercompany loan balances. The Company’s Korean subsidiary is the primary operating subsidiary of the Company. For the three months ended March 31, 2019, no income tax expense for the Korean subsidiary was recorded due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted in the U.S. (the “Tax Reform Act”). The Tax Reform Act reduces the U.S. federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The Tax Reform Act contains several key provisions, including global intangible low tax income and foreign derived intangible income provisions. For the year ended December 31, 2018, the Company analyzed the mandatory deemed repatriation tax and concluded that the Company has no tax liability on previously untaxed accumulated earnings and profits of its foreign subsidiaries. The Company also reviewed the other components of the Tax Reform Act and, based on its evaluation, no significant impact on the Company’s consolidated financial statements for the three months ended March 31, 2019.

14. Geographic and Segment Information

The Company has two operating segments: its Foundry Services Group and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer, who allocates resources and assesses performance of the business and other activities based on gross profit.

The following sets forth information relating to the operating segment (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net Sales
Foundry Services Group	$57,075	$77,429
Standard Products Group
Display Solutions	58,230	49,696
Power Solutions	42,030	38,667

Total Standard Products Group	$100,260	$88,363
All other	45	27

Total net sales	$157,380	$165,819

	Three Months Ended
	March 31, 2019	March 31, 2018
Gross Profit
Foundry Services Group	$3,637	$20,664
Standard Products Group	19,020	24,039
All other	44	(122)

Total gross profit	$22,701	$44,581

The Company’s revenue for Foundry Services Group is disaggregated depending on the timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$28,111	$28,964	$57,075	$2,797	$74,632	$77,429

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Korea	$57,005	$54,689
Asia Pacific (other than Korea)	84,164	89,706
U.S.A.	6,364	9,818
Europe	9,423	10,978
Others	424	628

Total	$157,380	$165,819

For the three months ended March 31, 2019 and 2018, of the Company’s net sales in Asia Pacific (other than Korea), net sales in Greater China (China, Hong Kong and Macau) represented 75.6% and 67.6%, respectively, and net sales in Taiwan represented 20.3% and 24.5%, respectively.

Net sales from the Company’s top ten largest customers accounted for 68% and 59% for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019, the Company had one customer that represented 28.7% of its net sales. For the three months ended March 31, 2018, the Company had two customers that represented 17.9% and 10.4% of its net sales.

98% of the Company’s property, plant and equipment are located in Korea as of March 31, 2019.

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019	December 31, 2018
Foreign currency translation adjustments	$(12,757)	$(20,061)
Derivative adjustments	(361)	(49)

Total	$(13,118)	$(20,110)

Changes in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

Three Months Ended March 31, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,061)	$(49)	$(20,110)

Other comprehensive income (loss) before reclassifications	7,304	(499)	6,805
Amounts reclassified from accumulated other comprehensive loss	—	187	187

Net current-period other comprehensive income (loss)	7,304	(312)	6,992

Ending balance	$(12,757)	$(361)	$(13,118)

Three Months Ended March 31, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,413)	$5,299	$(33,114)

Other comprehensive loss before reclassifications	(483)	(67)	(550)
Amounts reclassified from accumulated other comprehensive income	—	(2,606)	(2,606)

Net current-period other comprehensive loss	(483)	(2,673)	(3,156)

Ending balance	$(38,896)	$2,626	$(36,270)

There was no income tax impact related to changes in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

16. Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands of US dollars, except share data)
Basic Earnings (Loss) per Share
Net income (loss)	$(34,125)	$2,763

Basic weighted average common stock outstanding	34,194,878	34,253,111
Basic earnings (loss) per share	$(1.00)	$0.08
Diluted Earnings (Loss) per Share
Net income (loss)	$(34,125)	$2,763

Basic weighted average common stock outstanding	34,194,878	34,253,111
Net effect of dilutive equity awards	—	901,582

Diluted weighted average common stock outstanding	34,194,878	35,154,693
Diluted earnings (loss) per share	$(1.00)	$0.08

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2019	March 31, 2018
Options	2,632,300	810,572
Restricted Stock Units	508,943	—

For the three months ended March 31, 2019 and 2018, 10,182,542 and 10,448,213, respectively, of potential common stock from the assumed conversion of Exchangeable Notes were excluded from the computation of diluted loss per share as the effect was anti-dilutive for the periods.

17. Commitments and Contingencies

Long-term Purchase Agreements and Advances to Suppliers

The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequacy supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of March 31, 2019 and December 31, 2018, respectively.

The Company, from time to time, may make prepayments to suppliers to procure materials to meet its planned production. The Company recorded prepayments of $5,782 thousand and $8,132 thousand as other current assets as of March 31, 2019 and December 31, 2018, respectively.

18. Subsequent Events

Derivative contracts

In April 2019, the Company and NFIK entered into derivative contracts of zero cost collars for the period from July 2019 to December 2019. The total notional amounts are $60,000 thousand. In connection with these contracts, the Company paid $1,100 thousand of cash deposits to NFIK.

In April 2019, the Company and Deutsche Bank AG, Seoul Branch (“DB”) entered into derivative contracts of zero cost collars and forward for the period from April 2019 to December 2019. The total notional amounts for the zero cost collars and forward contracts were $30,000 thousand and $30,000 thousand, respectively. In connection with these contracts, the Company paid $4,600 thousand of cash deposits to DB.

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 22, 2019 (“2018 Form 10-K”).

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

We are in a period of weaker demand from our foundry customers in part as a result of recent softening global market conditions, including macroeconomic uncertainties. This, together with a significant drop in utilization, among other factors, materially adversely affected and may continue to materially impact our Foundry Services Group gross margin and other operating results.

Recent Developments

Strategic Evaluation

On February 14, 2019, we announced that we have undertaken a strategic evaluation of our Foundry Services Group business and the fabrication facility located in Cheongju (“Fab 4”), the larger of our two 8” manufacturing facilities. Fab 4 is an analog and mixed-signal fab that produces approximately 73% of our total capacity, and is used primarily to meet wafer demand from customers of our Foundry Services Group that rely on outside suppliers. Certain customer products of our Foundry Service Group are currently manufactured in our smaller 8” fabrification facility in Gumi. We have engaged J.P. Morgan Securities LLC as our financial advisor to assist in the evaluation and we have also retained legal advisors to assist in the evaluation. It is possible that the announced strategic evaluation of our Foundry Services Group business and Fab 4 could adversely impact foundry loadings and Company margins. For the three months ended March 31, 2019, we recorded $0.7 million in legal costs in connection with the strategic evaluation and recorded such costs as restructuring and other charges in our consolidated statements of operations.

Repurchase of Long-term Borrowings

In December 2018, we repurchased a principal amount of $0.5 million and $1.6 million of the 2021 Notes and the Exchangeable Notes, respectively. As a result, we recorded a $0.2 million net loss as early extinguishment loss on our consolidated statements of operations for the year ended December 31, 2018.

In January and February 2019, we additionally repurchased a principal amount of $0.3 million and $0.9 million of the 2021 Notes and the Exchangeable Notes, respectively. As a result, we recorded a $0.04 million net loss as early extinguishment loss on our consolidated statements of operations for the three months ended March 31, 2019.

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

On December 10, 2015, we entered into a Memorandum of Understanding with the plaintiffs’ representatives to settle the Class Action Litigation, as defined and detailed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18. Commitments and Contingencies” in our 2018 Form 10-K, for an aggregate settlement payment of $23.5 million. This settlement payment was fully funded by insurance proceeds that were received in the first quarter of 2016 and disbursed from the escrow account, previously recorded as restricted cash, in the third quarter of 2016.

On January 22, 2016, we entered into a stipulation of settlement with the plaintiffs in the shareholder derivative actions, as described in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18. Commitments and Contingencies” in our 2018 Form 10-K, for an aggregate payment of $3.0 million from our insurance proceeds that were received in the first quarter of 2016 and recorded in the escrow account. In October 2016, the court approved the settlement of the shareholder derivative actions for $3.0 million, which included $0.75 million awarded to plaintiffs’ counsel. Upon the expiration of the appeals period, $2.25 million was disbursed from the escrow account, previously recorded as restricted cash, in December 2016. The remaining restricted cash related to insurance proceeds of $3.1 million was also released in December 2016.

On May 1, 2017, the SEC announced that it had reached a final settlement with us, resolving the SEC’s investigation, as detailed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18. Commitments and Contingencies” in our 2018 Form 10-K. In connection therewith, we have consented, without admitting or denying the SEC’s findings, to the entry of an administrative order by the SEC directing that we cease and desist from committing or causing any violations of certain provisions of the federal securities laws and related SEC regulations. The SEC’s administrative order was entered on May 1, 2017. The SEC imposed a monetary penalty of $3.0 million on us. In the three months ended March 31, 2017, we established a reserve in that amount for the potential settlement of this matter and recorded it as selling, general and administrative expense in the consolidated statements of operations for the three months ended March 31, 2017. The reserved monetary penalty of $3.0 million was paid to the SEC during the three months ended June 30, 2017.

As a result of the Restatement, we incurred substantial external accounting, legal and other related costs associated with the Restatement and certain litigation and other regulatory investigations and actions related thereto. We recorded Restatement related costs of $10.3 million for the year ended December 31, 2017, which included tax assessment, and associated penalties of $4.3 million, primarily related to non-income-based VAT transactions in the Restatement periods, compared to $7.0 million of Restatement related costs for the year ended December 31, 2016. For the three months March 31, 2018, the reversal of a $0.8 million accrual related to certain legal fees, incurred in prior periods and reimbursed by insurers, was recorded as a Restatement related gain.

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

•

Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer 478 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Foundry Services Group business represented 36.3% and 46.7% of our net sales for the three months ended March 31, 2019 and March 31, 2018, respectively. Gross profit from our Foundry Services Group business was $3.6 million and $20.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

•

Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 63.7% and 53.3% of our net sales for the three months ended March 31, 2019 and March 31, 2018, respectively. Gross profit from our Standard Products Group was $19.0 million and $24.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA and Adjusted Net Income (Loss) throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other charges, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss, net, (v) restatement related expenses (gain), net, (vi) loss on early extinguishment of long-term borrowings, net and (vii) others. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expenses, and depreciation and amortization.

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

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In millions)
Net income (loss)	$(34.1)	$2.8
Interest expense, net	5.1	5.1
Income tax expenses	0.8	1.0
Depreciation and amortization	8.3	8.0
EBITDA	(19.9)	16.8
Adjustments:
Restructuring and other charges(a)	2.9	—
Equity-based compensation expense(b)	0.7	0.7
Foreign currency loss (gain), net(c)	10.0	(1.3)
Derivative valuation loss, net(d)	0.1	0.1
Restatement related expenses (gain), net(e)	—	(0.8)
Loss on early extinguishment of long-term borrowings, net(f)	0.0	—
Others(g)	0.6	—

Adjusted EBITDA	$(5.7)	$15.5

(a)

This adjustment eliminates the impact of a $2.2 million restructuring related charge to our fab employees. This adjustment also eliminates a $0.7 million legal costs incurred in connection with the strategic evaluation. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

(d)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives. For the three months ended March 31, 2019, this adjustment represents derivatives value changes excluded from the risk being hedged. For the three months ended March 31, 2018, this adjustment represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(e)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For the three months ended March 31, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers.

(f)	This adjustment eliminates $0.04 million in expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.
(g)

This adjustment eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

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

Adjusted Net Income (Loss) is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other charges, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss, net, (v) restatement related expenses (gain), net, (vi) loss on early extinguishment of long-term borrowings, net and (vii) others.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In millions)
Net income (loss)	$(34.1)	$2.8
Adjustments:
Restructuring and other charges(a)	2.9	—
Equity-based compensation expense(b)	0.7	0.7
Foreign currency loss (gain), net(c)	10.0	(1.3)
Derivative valuation loss, net(d)	0.1	0.1
Restatement related expenses (gain), net(e)	—	(0.8)
Loss on early extinguishment of long-term borrowings, net(f)	0.0	—
Others(g)	0.6	—

Adjusted Net Income (loss)	$(19.9)	$1.4

(a)

This adjustment eliminates the impact of a $2.2 million restructuring related charge to our fab employees. This adjustment also eliminates a $0.7 million legal costs incurred in connection with the strategic evaluation. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

(d)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives. For the three months ended March 31, 2019, this adjustment represents derivatives value changes excluded from the risk being hedged. For the three months ended March 31, 2018, this adjustment represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(e)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For the three months ended March 31, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers

(f)	This adjustment eliminates $0.04 million in expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.
(g)

This adjustment eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted Net Income (Loss) for the three months ended March 31, 2019 and 2018 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) used to calculate Adjusted Net Income (Loss) were applied consistently to the periods presented.

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

Prior to the adoption of the new revenue standard effective on January 1, 2018, we had historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. After the adoption of the new revenue standard effective on January 1, 2018, we recognize revenue over time for those foundry products without alternative use where we have an enforceable right to payment for the related foundry services completed to date. For the three months ended March 31, 2019 and 2018, we sold products to 258 and 263 customers, respectively, and our net sales to our ten largest customers represented 68% and 59% of our net sales, respectively. We have a combined production capacity of approximately 103,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2019, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-US currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in US dollars converted from our non-US revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the US dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in US dollars relative to Korean won, depreciation in the US dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the US dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the US dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars. As of March 31, 2019, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $665.9 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended March 31, 2019 and 2018

The following table sets forth consolidated results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$157.4	100.0%	$165.8	100.0%	$(8.4)
Cost of sales	134.7	85.6	121.2	73.1	13.4

Gross profit	22.7	14.4	44.6	26.9	(21.9)

Selling, general and administrative expenses	18.1	11.5	17.6	10.6	0.4
Research and development expenses	20.0	12.7	19.6	11.8	0.4
Restructuring and other charges	2.9	1.8	—	—	2.9

Operating income (loss)	(18.3)	(11.6)	7.4	4.5	(25.7)

Interest expense	(5.6)	(3.6)	(5.5)	(3.3)	(0.2)
Foreign currency gain, net	(10.0)	(6.4)	1.3	0.8	(11.3)
Loss on early extinguishment of long-term borrowings, net	(0.0)	(0.0)	—	—	(0.0)
Others, net	0.7	0.4	0.5	0.3	0.2

	(15.0)	(9.5)	(3.6)	(2.2)	(11.4)

Income (loss) before income taxes	(33.3)	(21.1)	3.8	2.3	(37.0)
Income tax expenses	0.8	0.5	1.0	0.6	(0.1)

Net income (loss)	$(34.1)	(21.7)	$2.8	1.7	$(36.9)

Results by segment

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$57.1	36.3%	$77.4	46.7%	$(20.4)
Standard Products Group
Display Solutions	58.2	37.0	49.7	30.0	8.5
Power Solutions	42.0	26.7	38.7	23.3	3.4

Total Standard Products Group	100.3	63.7	88.4	53.3	11.9
All other	0.0	0.0	0.0	0.0	0.0

Total net sales	$157.4	100.0%	$165.8	100.0%	$(8.4)

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$3.6	6.4%	$20.7	26.7%	$(17.0)
Standard Products Group	19.0	19.0	24.0	27.2	(5.0)
All other	0.0	97.8	(0.1)	(451.9)	0.2

Total gross profit	$22.7	14.4%	$44.6	26.9%	$(21.9)

Net Sales

Net sales were $157.4 million for the three months ended March 31, 2019, an $8.4 million, or 5.1%, decreased compared to $165.8 million for the three months ended March 31, 2018. This decrease was primarily due to a decrease in revenue related to our Foundry Services Group, which was offset in part by an increase in revenue from our Standard Products Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $57.1 million for the three months ended March 31, 2019, a $20.4 million, or 26.3%, decreased compared to $77.4 million for the three months ended March 31, 2018. The decrease was primarily attributable to weaker demand from our foundry customers as a result of recent softening global market conditions, including macroeconomic uncertainties, and to being more selective about new business as a result of our strategic evaluation of our Foundry Services Group business and Fab 4.

Standard Products Group. Net sales from our Standard Products Group segment were $100.3 million for the three months ended March 31, 2019, an $11.9 million, or 13.5%, increased compared to $88.4 million for the three months ended March 31, 2018. This increase was primarily attributable to an increase in revenue related to our mobile OLED display driver ICs due to the introduction of new OLED smartphones by Chinese and Korean manufacturers and higher demand for premium power products such as high-end MOSFETs and IGBTs primarily for TV and industrial applications. This increase was offset in part by a strategic reduction of our lower margin LCD business.

Gross Profit

Total gross profit was $22.7 million for the three months ended March 31, 2019 compared to $44.6 million for the three months ended March 31, 2018, a $21.9 million, or 49.1%, decreased. Gross profit as a percentage of net sales for the three months ended March 31, 2019 decreased to 14.4% compared to 26.9% for the three months ended March 31, 2018. The decrease in gross profit and gross profit as a percentage of net sales was due in part to a significant drop in the utilization rate that affected both of our Foundry Services Group and Standard Products Group segments as further described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $3.6 million for the three months ended March 31, 2019, a $17.0 million, or 82.4%, decreased compared to $20.7 million for the three months ended March 31, 2018. Gross profit as a percentage of net sales for the three months ended March 31, 2019 decreased to 6.4% compared to 26.7% for the three months ended March 31, 2018. The decrease in both gross profit and gross profit margin was primarily attributable to a significant drop in the utilization rate, which was affected in part by a recent softening of global market conditions, including macroeconomic uncertainties, and by being more selective about new business as a result of the strategic evaluation of our Foundry Services Group business and Fab 4.

Standard Products Group. Gross profit from our Standard Products Group segment was $19.0 million for the three months ended March 31, 2019, a $5.0 million, or 20.9%, decreased from $24.0 million for the three months ended March 31, 2018. Gross profit as a percentage of net sales for the three months ended March 31, 2019 decreased to 19.0% compared to 27.2% for the three months ended March 31, 2018. The decrease in both gross profit and gross profit margin was primarily attributable to a significant drop in the utilization rate, an additional inventory reserve related to a legacy display product and a strategic reduction of our lower margin LCD business. This decrease was offset in part by a better product mix from an increase in sales of premium power products such as high-end MOSFETs and IGBTs primarily for TV and industrial applications.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$57.0	36.2%	$54.7	33.0%	$2.3
Asia Pacific (other than Korea)	84.2	53.5	89.7	54.1	(5.5)
United States	6.4	4.0	9.8	5.9	(3.5)
Europe	9.4	6.0	11.0	6.6	(1.6)
Others	0.4	0.3	0.6	0.4	(0.2)

	$157.4	100.0%	$165.8	100.0%	$(8.4)

Net sales in Korea for the three months ended March 31, 2019 increased from $54.7 million to $57.0 million compared to the three months ended March 31, 2018, or by $2.3 million, or 4.2%, primarily due to higher sales of premium power products, which was offset in part by a strategic reduction of lower margin LCD business.

Net sales in Asia Pacific (other than Korea) for the three months ended March 31, 2019 decreased from $89.7 million to $84.2 million compared to the three months ended March 31, 2018, or by $5.5 million, or 6.2%, primarily due to weaker demand from our foundry customers in part as a result of recent softening global market conditions, including macroeconomic uncertainties, and being more selective about new business as a result of the strategic evaluation of the Foundry business and Fab 4. This decrease was offset in party by an increase in revenue related to mobile OLED display driver ICs in connection with the introduction of new OLED smartphones by Chinese and Korean manufacturers.

Net sales in the United States for the three months ended March 31, 2019 decreased from $9.8 million to $6.4 million compared to the three months ended March 31, 2018, or by $3.5 million, or 35.2%, primarily due to a decrease in sales of certain products from global power management IC foundry customers.

Net sales in Europe for the three months ended March 31, 2019 decreased from $11.0 million to $9.4 million compared to the three months ended March 31, 2018, or by $1.6 million, or 14.2%, primarily due to lower demand from a customer serving the high-end smartphone market, which was offset in part by an increase in sales of sensors for automotive.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.1 million, or 11.5% of net sales, for the three months ended March 31, 2019, compared to $17.6 million, or 10.6% of net sales, for the three months ended March 31, 2018. The increase of $0.4 million, or 2.5%, was primarily attributable to a $0.5 million legal settlement charge related to dispute with a prior customer.

Research and Development Expenses. Research and development expenses were $20.0 million, or 12.7% of net sales, for the three months ended March 31, 2019, compared to $19.6 million, or 11.8% of net sales, for the three months ended March 31, 2018. The increase of $0.4 million, or 2.2%, was primarily attributable to an increase in development activities for our 28-nanometer OLED display driver ICs.

Restructuring and Other Charges. Restructuring and other charges of $2.9 million recorded for the three months ended March 31, 2019 resulted from a $2.2 million restructuring related charge to our fab employees and $0.7 million in legal costs incurred in connection with the strategic evaluation of our Foundry Services Group business and Fab 4.

Operating Income (Loss)

As a result of the foregoing, an operating loss of $18.3 million was recorded for the three months ended March 31, 2019 compared to an operating income of $7.4 million the three months ended March 31, 2018. As discussed above, the decrease in operating income of $25.7 million resulted primarily from a $21.9 million decrease in gross profit and a $2.9 million increase in restructuring and other charges.

Other Income

Interest Expense. Interest expenses were $5.6 million and $5.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Foreign Currency Gains, Net. Net foreign currency loss for the three months ended March 31, 2019 was $10.0 million compared to net foreign currency gain of $1.3 million for the three months ended March 31, 2018. The net foreign currency loss for the three months ended March 31, 2019 was due to the depreciation in value of the Korean won relative to the US dollar during the period. The net foreign currency gain for the three months ended March 31, 2018 was due to the appreciation in value of the Korean won relative to the US dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars, and is affected by changes in the exchange rate between the Korean won and the US dollar. As of March 31, 2019 and March 31, 2018, the outstanding intercompany loan balances including accrued interests between our Korean subsidiary and our Dutch subsidiary were $666 million and $678 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on Early Extinguishment of Long-Term Borrowings, Net. For the three months ended March 31, 2019, we repurchased a principal amount of $0.3 million and $0.9 million of the 2021 Notes and the Exchangeable Notes, respectively. In connection with these repurchases, we recognized a $0.04 million of net loss.

Others, Net. Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended March 31, 2019 and March 31, 2018 was $0.7 million and $0.5 million, respectively.

Income Tax Expenses

Income tax expenses were $0.8 million and $1.0 million for three months ended March 31, 2019 and 2018, respectively, primarily attributable to interest on intercompany loan balances.

Net Income (Loss)

As a result of the foregoing, a net loss of $34.1 was recorded for the three months ended March 31, 2019 compared to a net income of $2.8 million for the three months ended March 31, 2018. As discussed above, the decrease in net income of $36.9 million primarily resulted from a $25.7 million decrease in operating income and an $11.3 million increase in net foreign currency loss.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2019, we do not have any accounts payable on extended terms or payment deferment with our vendors.

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

Cash Flows from Operating Activities

Cash outflow used in operating activities totaled $11.7 million for the three months ended March 31, 2019, compared to $3.9 million for the three months ended March 31, 2018. The net operating cash outflow for the three months ended March 31, 2019 reflects our net loss of $34.1 million, as adjusted favorably by $27.4 million, which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency loss, and net unfavorable impact of $5.0 million from changes of operating assets and liabilities.

Our working capital balance as of March 31, 2019 was $189.4 million compared to $220.1 million as of December 31, 2018. The $30.7 million decrease was primarily attributable to a $26.6 million decrease in cash and cash equivalents and a $20.4 million increase in accounts payables, which was partially offset by a $12.1 million increase in accounts receivables and a $9.2 million increase in our net inventories primarily to meet customer demand for certain products.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $9.8 million for the three months ended March 31, 2019, compared to $2.9 million of cash outflow used in investing activities for the three months ended March 31, 2018. The $6.9 million increase was primarily attributable to a $3.9 million increase in purchase of plant, property and equipment, a $2.6 million net increase in hedge collateral and a $0.6 million net increase in guarantee deposit.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $3.7 million for the three months ended March 31, 2019, compared to $0.1 million of cash inflow provided by financing activities for the three months ended March 31, 2018. The financing cash outflow for the three months ended March 31, 2019 was primarily attributable to a payment of $1.2 million for the repurchases of 2021 Notes and Exchangeable Notes in the first quarter of 2019 and a payment of $2.4 million for the repurchases of our common stock in January 2019 pursuant to our stock repurchase plan.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the three months ended March 31, 2019, capital expenditures for plant, property and equipment were $11.2 million, a $3.9 million, or 52.9%, increase from $7.3 million for the three months ended March 31, 2018. The increase was mainly due to timing of our equipment deployment, and supporting technology and facility improvements at our fabrication facilities.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2019:

	Payments Due by Period
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(In millions)
Exchangeable Notes(1)	$92.1	$2.1	$4.2	$85.8	$—	$—	$—
Senior notes(2)	261.4	7.4	14.9	239.1	—	—	—
Operating leases(3)	20.5	2.3	2.7	1.3	1.1	1.1	11.9
Finance leases(3)	3.6	0.3	0.4	0.4	0.4	0.4	1.6
Water Treatment Services(3)(4)	54.6	6.5	8.5	8.5	8.4	5.8	16.9
Others(5)	21.8	7.6	11.2	2.7	0.0	0.0	0.2

(1)

Interest payments as well as $83.7 million aggregate principal amount of the Exchangeable Notes outstanding as of March 31, 2019, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier exchanged at the price of approximately $8.26 per share of common stock.

(2)

Interest payments as well as $224.3 million aggregate principal amount of the 2021 Notes outstanding as of March 31, 2019, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.

(3)	Assumes constant currency exchange rate for Korean won to US dollars of 1,137.8:1, the exchange rate as of March 31, 2019.
(4)	Includes future payments for water treatment services for our fabrication facilities in Korea based on the contractual terms.
(5)	Includes license agreements, funding obligations for the accrued severance benefits and other contractual obligations.

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

Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of March 31, 2019, our accrued severance benefits totaled $144.5 million and cumulative contributions to these severance insurance deposit accounts amounted to $2.4 million. Our related cash payments for future contributions are $2.6 million and $3.5 million for the remaining period of 2019 and 2020, respectively, to the extent that our obligations are contractual, fixed and reasonably estimable.

We follow US GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.4 million as of March 31, 2019. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, or our 2018 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

A description of our critical accounting policies that involve significant management judgement appears in our 2018 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” Our critical accounting policies for leases as updated for the adoption of the new lease standard are disclosed in the following section. There have been no other material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2018 Form 10-K.

Leases

We determine if an arrangement is a lease at inception of a contract considering whether the arrangement conveys the right to control the use of an identified asset over the period of use. Control of an underlying asset is conveyed if we have the right to direct the use of, and to obtain substantially all of the economic benefits from the use of, the identified asset. We account for lease transactions as either an operating or a finance lease, depending on the terms of the underlying lease arrangement. Assets related to operating leases are recorded on the balance sheet as operating lease right-of-use assets; the related liabilities are recorded as other current liabilities for the current portion and other non-current operating lease liabilities for the non-current portion. Finance lease right-of-use assets are included in property and equipment, net and the related lease liabilities are included in other current liabilities and other non-current liabilities on the consolidated balance sheets.

Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide a readily determinable implicit rate, we estimate its incremental borrowing rates in determining the present value of future payments based on the lease term of each lease and market information available at commencement date. Fixed lease expenses for operating leases and depreciation expenses for finance leases are recognized on a straight-line basis over the respective lease term.

An extension or contraction of a lease term is considered if the related option to extend or early terminate the lease is reasonably certain to be exercised by us. Operating lease right-of-use assets may also include any advance lease payments made and exclude lease incentives and initial direct costs incurred. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, lease and non-lease components are accounted for as a single lease component.

Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates are not included in the right-of-use assets or liabilities. These variable lease payments are expensed as incurred.

We do not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases but rather recognizes fixed lease payments in the statements of operations on a straight-line basis and variable payments in the period in which the related obligations incur.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than US dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2019 for our Korean subsidiary, a 10% devaluation of the Korean won against the US dollar would have resulted in a decrease of $0.9 million in our US dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of March 31, 2019, $83.74 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of March 31, 2018, $224.25 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2018 Form 10-K.

See also “Part I: Item 1A. Risk Factors” and Note 18 of our 2018 Form 10-K for additional information.

Item 1A.	Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2018 Form 10-K and other reports we have filed with the SEC. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC.

There are no material changes to the Company’s risk factors disclosed in “Part I: Item 1A. Risk Factors” of our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases under our common stock repurchase program during the three-month period ended March 31, 2019, were as follows:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1, 2019 – January 31, 2019	361,988	$6.48	361,988	$—
February 1, 2019 – February 28, 2019	—	—	—	$—
March 1, 2019 – March 31, 2019	—	—	—	$—

Total:	361,988		361,988

(1)

On January 10, 2017, our Board of Directors authorized a stock repurchase program covering the repurchase of up to $15.0 million of shares of our outstanding common stock in open market, privately negotiated or other transactions. The stock repurchase program does not have an expiration date and can be discontinued, suspended, resumed or terminated at any time by our Board of Directors without notice. Whether we make any repurchases will depend on many factors, including but not limited to our business and financial performance, the business and market conditions at the time, including the price of our shares, and other factors that management considers relevant.

(2)	No additional shares of our common stock remain available for purchase under our stock repurchase program authorized by our Board of Directors on January 10, 2017.

Item 6.	Exhibits.

Exhibit Number	Description

10.1*	Separation Agreement, dated as of January 9, 2019 among MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor Corporation and Tae Jong Lee. (incorporated by reference to Exhibit 10.26-2 to our Annual Report on Form 10-K filed on February 22, 2019).

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith
*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 10, 2019	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2019	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)