Form 10-Q
period 2019-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2019-08-08
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 31, 2019, the registrant had 34,369,590 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and 2018	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II OTHER INFORMATION		54

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 6.	Exhibits	55

SIGNATURES		56

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$123,753	$132,438
Accounts receivable, net	96,766	80,003
Unbilled accounts receivable, net	30,689	38,181
Inventories, net	67,192	71,611
Other receivables	6,606	3,702
Prepaid expenses	13,110	11,133
Hedge collateral (Note 8)	9,510	5,810
Other current assets (Note 17)	8,026	9,867

Total current assets	355,652	352,745

Property, plant and equipment, net (Notes 4 and 6)	192,314	202,171
Operating lease right-of-use assets	12,518	—
Intangible assets, net	4,023	3,953
Long-term prepaid expenses	14,076	15,598
Other non-current assets	9,233	8,729

Total assets	$587,816	$583,196

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$86,003	$55,631
Other accounts payable	12,628	15,168
Accrued expenses	49,146	46,250
Deferred revenue	5,312	6,477
Operating lease liabilities	2,151	—
Other current liabilities (Notes 6 and 8)	3,056	9,133

Total current liabilities	158,296	132,659

Long-term borrowings, net	303,577	303,577
Non-current operating lease liabilities	10,367	—
Accrued severance benefits, net	142,436	146,031
Other non-current liabilities (Note 6)	21,056	18,239

Total liabilities	635,732	600,506

Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 43,247,509 shares issued and 34,240,181 outstanding at June 30, 2019 and 43,054,458 shares issued and 34,441,232 outstanding at December 31, 2018	433	431
Additional paid-in capital	144,188	142,600
Accumulated deficit	(79,950)	(36,305)
Treasury stock, 9,007,328 shares at June 30, 2019 and 8,613,226 shares at December 31, 2018, respectively	(106,514)	(103,926)
Accumulated other comprehensive loss	(6,073)	(20,110)

Total stockholders’ deficit	(47,916)	(17,310)

Total liabilities and stockholders’ equity	$587,816	$583,196

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands of US dollars, except share data)
Net sales	$205,145	$199,685	$362,525	$365,504
Cost of sales	161,305	145,831	295,984	267,069

Gross profit	43,840	53,854	66,541	98,435

Operating expenses
Selling, general and administrative expenses	16,975	18,935	35,045	36,557
Research and development expenses	18,989	21,005	39,007	40,585
Restructuring and other charges	1,130	—	4,024	—

Total operating expenses	37,094	39,940	78,076	77,142

Operating income (loss)	6,746	13,914	(11,535)	21,293

Interest expense	(5,679)	(5,489)	(11,316)	(10,952)
Foreign currency loss, net	(10,431)	(27,449)	(20,428)	(26,131)
Loss on early extinguishment of long-term borrowings, net	—	—	(42)	—
Other income (expense), net	656	(960)	1,329	(441)

Loss before income tax expense	(8,708)	(19,984)	(41,992)	(16,231)
Income tax expense	812	1,521	1,653	2,511

Net loss	$(9,520)	$(21,505)	$(43,645)	$(18,742)

Loss per common share—
Basic / Diluted	$(0.28)	$(0.62)	$(1.28)	$(0.55)
Weighted average number of shares—
Basic / Diluted	34,245,127	34,420,654	34,220,141	34,337,345

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands of US dollars)
Net loss	$(9,520)	$(21,505)	$(43,645)	$(18,742)

Other comprehensive income (loss)
Foreign currency translation adjustments	7,680	20,116	14,984	19,633
Derivative adjustments
Fair valuation of derivatives	(2,499)	(1,870)	(2,900)	(1,937)
Reclassification adjustment for loss (gain) on derivatives included in net loss	1,864	(2,035)	1,953	(4,641)

Total other comprehensive income	7,045	16,211	14,037	13,055

Total comprehensive loss	$(2,475)	$(5,294)	$(29,608)	$(5,687)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
(In thousands of US dollars, except share data)	Shares	Amount	Capital	Deficit	Stock	Loss	Total
Three Months Ended June 30, 2019:
Balance at March 31, 2019	34,223,502	$433	$143,315	$(70,430)	$(106,511)	$(13,118)	$(46,311)
Stock-based compensation	—	—	772	—	—	—	772
Exercise of stock options	15,934	0	101	—	—	—	101
Settlement of restricted stock units	1,040	0	(0)	—	—	—	—
Acquisition of treasury stock	(295)	—	—	—	(3)	—	(3)
Other comprehensive income, net	—	—	—	—	—	7,045	7,045
Net loss	—	—	—	(9,520)	—	—	(9,520)

Balance at June 30, 2019	34,240,181	$433	$144,188	$(79,950)	$(106,514)	$(6,073)	$(47,916)

Three Months Ended June 30, 2018:
Balance at March 31, 2018	34,374,959	$428	$137,869	$(29,642)	$(102,319)	$(36,270)	$(29,934)
Stock-based compensation	—	—	1,341	—	—	—	1,341
Exercise of stock options	42,859	0	293	—	—	—	293
Settlement of restricted stock units	85,368	1	(1)	—	—	—	—
Acquisition of treasury stock	(19,432)	—	—	—	(199)	—	(199)
Other comprehensive income, net	—	—	—	—	—	16,211	16,211
Net loss	—	—	—	(21,505)	—	—	(21,505)

Balance at June 30, 2018	34,483,754	$429	$139,502	$(51,147)	$(102,518)	$(20,059)	$(33,793)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive	Total
(In thousands of US dollars, except share data)	Shares	Amount	Capital	Deficit	Stock	Loss
Six Months Ended June 30, 2019:
Balance at December 31, 2018	34,441,232	$431	$142,600	$(36,305)	$(103,926)	$(20,110)	$(17,310)
Stock-based compensation	—	—	1,441	—	—	—	1,441
Exercise of stock options	24,558	0	149	—	—	—	149
Settlement of restricted stock units	168,493	2	(2)	—	—	—	—
Acquisition of treasury stock	(394,102)	—	—	—	(2,588)	—	(2,588)
Other comprehensive income, net	—	—	—	—	—	14,037	14,037
Net loss	—	—	—	(43,645)	—	—	(43,645)

Balance at June 30, 2019	34,240,181	$433	$144,188	$(79,950)	$(106,514)	$(6,073)	$(47,916)

Six Months Ended June 30, 2018:
Balance at December 31, 2017, as previously reported	34,189,599	$426	$136,259	$(40,889)	$(102,319)	$(33,114)	$(39,637)
Impact of adopting the new revenue standard	—	—	—	8,484	—	—	8,484
Balance at January 1, 2018, as adjusted	34,189,599	$426	$136,259	$(32,405)	$(102,319)	$(33,114)	$(31,153)
Stock-based compensation	—	—	2,810	—	—	—	2,810
Exercise of stock options	64,753	1	435	—	—	—	436
Settlement of restricted stock units	248,834	2	(2)	—	—	—	—
Acquisition of treasury stock	(19,432)	—	—	—	(199)	—	(199)
Other comprehensive income, net	—	—	—	—	—	13,055	13,055
Net loss	—	—	—	(18,742)	—	—	(18,742)

Balance at June 30, 2018	34,483,754	$429	$139,502	$(51,147)	$(102,518)	$(20,059)	$(33,793)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
	(In thousands of US dollars)
Cash flows from operating activities
Net loss	$(43,645)	$(18,742)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,505	15,970
Provision for severance benefits	6,406	9,165
Amortization of debt issuance costs and original issue discount	1,134	1,073
Loss on foreign currency, net	24,609	32,369
Restructuring and other charges	732	—
Stock-based compensation	1,441	2,810
Loss on early extinguishment of long-term borrowings, net	42	—
Other	(494)	1,053
Changes in operating assets and liabilities
Accounts receivable, net	(20,974)	5,305
Unbilled accounts receivable, net	6,201	887
Inventories, net	1,589	(16,797)
Other receivables	(2,969)	(4,508)
Other current assets	5,929	2,253
Accounts payable	32,137	(4,473)
Other accounts payable	(3,960)	(5,229)
Accrued expenses	2,880	(1,435)
Deferred revenue	(929)	5,413
Other current liabilities	(6,562)	760
Other non-current liabilities	1,716	1,116
Payment of severance benefits	(4,579)	(5,754)
Other	(54)	516

Net cash provided by operating activities	17,155	21,752

Cash flows from investing activities
Proceeds from settlement of hedge collateral	4,627	4,863
Payment of hedge collateral	(8,395)	(7,490)
Proceeds from disposal of plant, property and equipment	202	13
Purchase of plant, property and equipment	(15,000)	(11,432)
Payment for property related to water treatment facility arrangement (Note 4)	—	(4,283)
Payment for intellectual property registration	(642)	(574)
Collection of guarantee deposits	388	659
Payment of guarantee deposits	(1,330)	—
Other	(9)	(38)

Net cash used in investing activities	(20,159)	(18,282)

Cash flows from financing activities
Repurchase of long-term borrowings	(1,175)	—
Proceeds from exercise of stock options	149	435
Acquisition of treasury stock	(2,588)	—
Proceeds from property related to water treatment facility arrangement	—	4,283
Repayment of financing related to water treatment facility arrangement	(281)	—
Repayment of principal portion of finance lease liabilities	(118)	—

Net cash provided by (used in) financing activities	(4,013)	4,718

Effect of exchange rates on cash, cash equivalents and restricted cash	(1,668)	(5,081)

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,685)	3,107

Cash, cash equivalents and restricted cash
Beginning of the period	132,438	128,575

End of the period	$123,753	$131,682

Supplemental cash flow information
Cash paid for interest	$9,549	$9,609

Cash paid for income taxes	$1,811	$668

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$687	$2,582

Non-cash financing activities
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$—	$(199)

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements, except for the changes below. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2018 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Upon the adoption of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) effective on January 1, 2019 (the “new lease standard”), the Company has updated its accounting policy for leases as detailed below.

Leases

The Company determines if an arrangement is a lease at inception of a contract considering whether the arrangement conveys the right to control the use of an identified asset over the period of use. Control of an underlying asset is conveyed if the Company has the right to direct the use of, and to obtain substantially all of the economic benefits from the use of, the identified asset. The Company accounts for lease transactions as either an operating or a finance lease, depending on the terms of the underlying lease arrangement. Assets related to operating leases are recorded on the balance sheet as operating lease right-of-use assets; the related liabilities are recorded as operating lease liabilities for the current portion and non-current operating lease liabilities for the non-current portion. Finance lease right-of-use assets are included in property and equipment, net and the related lease liabilities are included in other current liabilities and other non-current liabilities on the consolidated balance sheets.

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

The Foundry Services Group of the Company manufactures products, which the Company refers to as foundry products, based on customers’ specific product designs. The Company recognizes revenue over time for foundry products that do not have an alternative use when the Company has an enforceable right to payment. Revenue recognized over time is in proportion of wafer manufacturing costs incurred relative to total estimated costs for completion. However, in certain circumstances, pursuant to a customer contract or an individual purchase order, the Company may not have an enforceable right to payment for services performed at a given time. In this situation, the Company recognizes revenue at the time when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.

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

A portion of the Company’s sales are made through distributors for which the Company applies the same revenue recognition guidance described above. The Company defers the recognition of revenue when it receives consideration from the customers prior to the fulfillment of performance obligations. These amounts are classified as deferred revenue on the consolidated balance sheets. Of the recorded deferred revenue of $6,477 thousand as of December 31, 2018, $126 thousand and $1,562 thousand were recognized as revenue during the three and six months ended June 30, 2019 and of the recorded deferred revenue of $8,335 thousand as of December 31, 2017, $136 thousand and $1,222 thousand were recognized as revenue during the three and six months ended June 30, 2018, respectively.

In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction, and that is collected by the Company from a customer, is excluded from revenue and presented in the statements of operations on a net basis.

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

In addition, the Company offers sales returns (other than those that relate to defective products under warranty), cash discounts for early payments, sales incentives including discounts and volume rebates, and certain allowances to the Company’s customers, including the Company’s distributors. The Company records reserves for those returns, discounts, incentives and allowances as a deduction from sales, based on historical experience and other quantitative and qualitative factors.

Substantially all of the Company’s contracts are one year or less in duration. The standard payment terms with customers are generally thirty to sixty days from the time of shipment, product delivery to the customer’s location or customer acceptance, depending on the terms of the related arrangement.

Unbilled accounts receivable represents the Company’s contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order, which has not been invoiced to the customer. Of the recorded unbilled accounts receivable of $38,181 thousand as of December 31, 2018, $7,317 thousand and $29,787 thousand were billed to customers upon shipment, upon product delivery or upon customer acceptance, depending on the terms of the related arrangement, during the three and six months ended June 30, 2019, respectively.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In April 2019, the FASB ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. ASU 2016-13 and ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 and ASU 2019-04 to have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company does not expect that the adoption will have an impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company adopted ASU 2018-02 in the first quarter of 2019, and the adoption did not impact the Company’s consolidated financial statements and related disclosures.

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

The Company adopted the new lease standard as of January 1, 2019, using the modified retrospective transition method, which requires a cumulative effect adjustment, if any, to the Company’s beginning equity to be recognized on the date of adoption. There was no cumulative effect adjustment recorded on January 1, 2019. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The impact from the adoption was the balance sheet recognition of right-of-use assets and lease liabilities for operating and finance leases as a lessee, which resulted in an increase of $16,387 thousand in the total assets and liabilities of the Company’s consolidated balance sheets as of January 1, 2019. In addition, the adoption did not materially impact the Company’s consolidated statements of operations or cash flows for the six months ended June 30, 2019. For further information regarding these impacts, see Note 6 “Leases.”

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $13,637 thousand and $4,733 thousand for the six months ended June 30, 2019 and 2018, respectively, and these sales resulted in pre-tax losses of $42 thousand and $5 thousand for the six months ended June 30, 2019 and 2018, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$12,553	$14,334
Semi-finished goods and work-in-process	45,476	39,135
Raw materials	19,852	21,150
Materials in-transit	1,564	1,890
Less: inventory reserve	(12,253)	(4,898)

Inventories, net	$67,192	$71,611

Changes in inventory reserve for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2019		June 30, 2018
Beginning balance	$(8,751)	$(4,898)	$(4,672)	$(6,391)
Change in reserve
Inventory reserve charged to costs of sales	(4,932)	(9,619)	(1,504)	(2,515)
Sale of previously reserved inventory	547	649	898	1,118

	(4,385)	(8,970)	(606)	(1,397)
Write off	678	1,341	339	2,863
Translation adjustments	205	274	240	226

Ending balance	$(12,253)	$(12,253)	$(4,699)	$(4,699)

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

For the three and six months ended June 30, 2019, the Company recorded inventory reserves of $2,171 thousand and $5,475 thousand, respectively, which related to certain legacy display products.

4. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2019 and December 31, 2018 are comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Buildings and related structures	$68,398	$70,665
Machinery and equipment	323,729	323,325
Finance lease right-of-use assets	2,459	—
Others	42,208	44,724

	436,794	438,714
Less: accumulated depreciation	(259,383)	(251,962)
Land	14,903	15,419

Property, plant and equipment, net	$192,314	$202,171

Aggregate depreciation expenses totaled $16,065 thousand and $15,562 thousand for the six months ended June 30, 2019 and 2018, respectively.

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

5. Intangible Assets

Intangible assets as of June 30, 2019 and December 31, 2018 are comprised of the following (in thousands):

	June 30, 2019
	Gross amount	Accumulated amortization	Net amount
Technology	$18,703	$(18,703)	$—
Customer relationships	26,861	(26,861)	—
Intellectual property assets	11,825	(7,802)	4,023

Intangible assets, net	$57,389	$(53,366)	$4,023

	December 31, 2018
	Gross amount	Accumulated amortization	Net amount
Technology	$19,350	$(19,350)	$—
Customer relationships	27,791	(27,791)	—
Intellectual property assets	11,571	(7,618)	3,953

Intangible assets, net	$58,712	$(54,759)	$3,953

Aggregate amortization expenses for intangible assets totaled $440 thousand and $408 thousand for the six months ended June 30, 2019 and 2018, respectively.

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

The Company adopted the new lease accounting standard as of January 1, 2019 using the modified retrospective transition method. The tables below present financial information related to the Company’s leases.

Supplemental balance sheet information related to leases is as follows (in thousands):

Leases	Classification	As of June 30, 2019
Assets
Operating lease	Operating lease right-of-use assets	$12,518
Finance lease	Property, plant and equipment, net	2,305

Total leased assets		$14,823

Liabilities
Current
Operating	Operating lease liabilities	$2,151
Finance	Other current liabilities	243
Non-current
Operating	Non-current operating lease liabilities	10,367
Finance	Other non-current liabilities	2,100

Total lease liabilities		$14,861

The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019
Operating lease cost	$800	$1,628
Finance lease cost
Amortization of right-of-use assets	76	154
Interest on lease liabilities	45	92

Total lease cost	$921	$1,874

The above table does not include an immaterial cost of short-term leases and there were no variable lease payments during the three and six months ended June 30, 2019

Other lease information is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$800	$1,628
Operating cash flows from finance leases	45	92
Financing cash flows from finance leases	59	118

As of June 30, 2019
Weighted average remaining lease term
Operating leases	12.2 years
Finance leases	10.7 years
Weighted average remaining lease term
Operating leases	7.92%
Finance leases	7.94%

The aggregate future lease payments for operating and finance leases as of June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$1,564	$207
2020	2,768	414
2021	1,356	414
2022	1,097	414
2023	1,089	414
Thereafter	11,716	1,613

Total future lease payments	19,590	3,476
Less: Present value adjustment	(7,072)	(1,133)

Present value of future payments	$12,518	$2,343

As of December 31, 2018, the minimum aggregate rental payments due under non-cancelable operating lease contracts are as follows (in thousands):

2019	$4,319
2020	3,569
2021	1,570
2022	1,319
2023	1,309
2024 and thereafter	13,978

$26,064

7. Accrued Expenses

Accrued expenses as of June 30, 2019 and December 31, 2018 are comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Payroll, benefits and related taxes, excluding severance benefits	$14,366	$14,548
Withholding tax attributable to intercompany interest income	21,835	20,879
Interest on senior notes	8,205	8,226
Outside service fees	922	935
Others	3,818	1,662

Accrued expenses	$49,146	$46,250

8. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of June 30, 2019 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
April 2, 2019	Zero cost collar	$30,000	July 2019 to December 2019
April 9, 2019	Zero cost collar	$30,000	July 2019 to December 2019
April 25, 2019	Zero cost collar	$30,000	July 2019 to December 2019

Details of derivative contracts as of December 31, 2018 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 27, 2018	Zero cost collar	$18,000	January 2019 to June 2019
June 27, 2018	Forward	$36,000	January 2019 to June 2019

The zero cost collar and forward contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as liabilities as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

Derivatives designated as hedging instruments:		June 30, 2019	December 31, 2018
Liability Derivatives:
Zero cost collars	Other current liabilities	$1,054	$117
Forward	Other current liabilities	$—	$607

Offsetting of derivative liabilities as of June 30, 2019 is as follows (in thousands):

As of June 30, 2019	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$1,054	$—	$1,054	$—	$(910)	$144

Offsetting of derivative liabilities as of December 31, 2018 is as follows (in thousands):

As of December 31, 2018	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$117	$—	$117	$—	$(360)	$(243)
Forward	$607	$—	$607	$—	$(1,450)	$(843)

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

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2019 and 2018 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location /Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations (Effective Portion)			Location /Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion) (1)
	Three Months Ended June 30,			Three Months Ended June 30,				Three Months Ended June 30,
	2019	2018		2019	2018			2019	2018
Zero cost collars	$(1,136)	$(1,009)	Net sales	$(203)	$865	Other income	(expense), net	$(11)	$(247)
Forwards	$(1,363)	$(861)	Net sales	$(1,661)	$1,170	Other income	(expense), net	$(69)	$(81)
Forwards—excluded time value (1)						Other income	(expense), net	$—	$(1,304)

	$(2,499)	$(1,870)		$(1,864)	$2,035			$(80)	$(1,632)

			Total Revenue	$205,145	$199,685

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the six months ended June 30, 2019 and 2018 (in thousands):
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location /Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations (Effective Portion)			Location /Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion) (1)
	Six Months Ended June 30,			Six Months Ended June 30,				Six Months Ended June 30,
	2019	2018		2019	2018			2019	2018
Zero cost collars	$(1,102)	$(1,142)	Net sales	$(203)	$2,191	Other income	(expense), net	$(11)	$(318)
Forwards	$(1,798)	$(795)	Net sales	$(1,750)	$2,450	Other income	(expense), net	$(125)	$(59)
Forwards—excluded time value (1)						Other income	(expense), net	$—	$(1,331)

	$(2,900)	$(1,937)		$(1,953)	$4,641			$(136)	$(1,708)

			Total Revenue	$362,525	$365,504

(1)

The FASB issued the new guidance about hedging activities (ASU 2017-12), which provides new rules about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. In addition, under the same guidance, excluded time value for forward contracts is presented in earnings in the same income statement line item that is used to present the earnings effect of the hedged item. The Company adopted the new guidance in the first quarter of 2019 and recorded $98 thousand as a reduction of net sales for the same period, and the comparative prior period amounts were not restated and continued to be reported under the accounting standards in effect for such period.

As of June 30, 2019, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next twelve months is $996 thousand.

The Company set aside $8,600 thousand and $4,000 thousand in cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and Deutsche Bank AG, Seoul Branch (“DB”) as required for the zero cost collar and forward contracts outstanding as of June 30, 2019 and December 31, 2018, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK and DB for any exposure in excess of $500 thousand, and $910 thousand and $1,810 thousand of additional cash collateral were required and recorded as hedge collateral on the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

These forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if the Company’s long-term debt rating falls below B-/B3 or if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter unless a waiver is obtained from the counterparty.

9. Fair Value Measurements

Fair Value of Financial Instruments

As of June 30, 2019, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value June 30, 2019	Fair Value Measurement June 30, 2019	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$1,054	$1,054	—	$1,054	—

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

Fair Value of Long-term Borrowings

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$81,236	$116,761	$81,418	$86,835
6.625% Senior Notes due July 2021 (Level 2)	$222,341	$221,727	$222,159	$202,046

On January 17, 2017, the Company’s wholly-owned subsidiary, MagnaChip Semiconductor S.A., closed an offering (the “Exchangeable Notes Offering”) of 5.0% Exchangeable Senior Notes due March 1, 2021 (the “Exchangeable Notes”) of $86,250 thousand, which represents the principal amount, excluding $5,902 thousand of debt issuance costs. In December 2018 and February 2019, MagnaChip Semiconductor S.A repurchased a principal amount equal to $1,590 thousand and $920 thousand, respectively, of the Exchangeable Notes in the open market. The Company estimates the fair value of the Exchangeable Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the Exchangeable Notes, see Note 10, “Long-term Borrowings.”

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

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of June 30, 2019 and 2018, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

10. Long-Term Borrowings

Long-term borrowings as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
5.0% Exchangeable Senior Notes due March 2021	$83,740	$84,660
6.625% Senior Notes due July 2021	$224,250	$224,500
Less: unamortized discount and debt issuance costs	(4,413)	(5,583)

Long-term borrowings, net of unamortized discount and debt issuance costs	$303,577	$303,577

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three and six months ended June 30, 2019 were $1,394 thousand and $2,802 thousand, respectively. Interest expense related to the Exchangeable Notes for the three and six months ended June 30, 2018 were $1,418 thousand and $2,829 thousand, respectively.

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

On or after July 15, 2019, the Company can optionally redeem all or a part of the 2021 Notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest and special interest, if any, on the notes redeemed, to the applicable date of redemption.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expense related to the 2021 Notes for the three and six months ended June 30, 2019 was $3,929 thousand and $7,859 thousand, respectively. Interest expenses related to the 2021 Notes for the three and six months ended June 30, 2018 was $3,926 thousand and $7,852 thousand, respectively.

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

11. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2019, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2019		June 30, 2018
Beginning balance	$147,673	$149,408	$152,780	$149,795
Provisions	3,289	6,406	4,653	9,165
Severance payments	(2,316)	(4,579)	(3,507)	(5,754)
Translation adjustments	(2,385)	(4,974)	(7,551)	(6,831)

	146,261	146,261	146,375	146,375
Less: Cumulative contributions to severance insurance deposit accounts	(3,031)	(3,031)	—	—
The National Pension Fund	(221)	(221)	(236)	(236)
Group severance insurance plan	(573)	(573)	(597)	(597)

Accrued severance benefits, net	$142,436	$142,436	$145,542	$145,542

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

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2019	$574
2020	1,063
2021	1,526
2022	1,295
2023	1,751
2024	2,641
2025 – 2029	35,099

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

12. Foreign Currency Loss, Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of June 30, 2019 and December 31, 2018, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $672,684 thousand and $666,597 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,156.8:1, 1,118.1:1 using the first base rate as of June 30, 2019 and December 31, 2018, respectively, as quoted by the KEB Hana Bank.

13. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions. The Company is subject to income- or non-income-based tax examinations by tax authorities of the U.S., Korea and multiple other foreign jurisdictions, where applicable, for all open tax years.

Income tax expense recorded for the three and six months ended June 30, 2019 was $812 thousand and $1,653 thousand, respectively. Income tax expense recorded for the three and six months ended June 30, 2018 was $1,521 thousand and $2,511 thousand, respectively. Income tax expense was recorded for the Company’s Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 70% in 2018 and 60% in 2019.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted in the U.S. (the “Tax Reform Act”). The Tax Reform Act reduces the U.S. federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The Tax Reform Act contains several key provisions, including global intangible low tax income and foreign derived intangible income provisions. For the year ended December 31, 2018, the Company analyzed the mandatory deemed repatriation tax and concluded that the Company has no tax liability on previously untaxed accumulated earnings and profits of its foreign subsidiaries. Based on the review the additional guidance and proposed regulations issued during the second quarter of 2019, there was no significant impact on the Company’s consolidated financial statements for the six months ended June 30, 2019.

14. Geographic and Segment Information

The Company has two operating segments: its Foundry Services Group and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer, who allocates resources and assesses performance of the business and other activities based on gross profit.

The following sets forth information relating to the operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Sales
Foundry Services Group	$73,098	$80,907	$130,173	$158,336
Standard Products Group
Display Solutions	84,261	78,712	142,491	128,408
Power Solutions	47,723	40,028	89,753	78,695

Total Standard Products Group	131,984	118,740	232,244	207,103
All other	63	38	108	65

Total net sales	$205,145	$199,685	$362,525	$365,504

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gross Profit
Foundry Services Group	$12,177	$22,185	$15,814	$42,849
Standard Products Group	31,600	31,631	50,620	55,670
All other	63	38	107	(84)

Total gross profit	$43,840	$53,854	$66,541	$98,435

The Company’s revenue for Foundry Services Group is disaggregated depending on the timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$31,449	$41,649	$73,098	$59,560	$70,613	$130,173

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$22,970	$57,937	$80,907	$25,766	$132,570	$158,336

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	June 30, 2019	June 30, 2018
Korea	$62,869	$58,060
Asia Pacific (other than Korea)	120,124	119,725
U.S.A.	7,238	13,593
Europe	14,596	7,619
Others	318	688

Total	$205,145	$199,685

	Six Months Ended
	June 30, 2019	June 30, 2018
Korea	$119,874	$112,750
Asia Pacific (other than Korea)	204,288	209,430
U.S.A.	13,602	23,411
Europe	24,019	18,597
Others	742	1,316

Total	$362,525	$365,504

For the three months ended June 30, 2019 and 2018, of the Company’s net sales in Asia Pacific (other than Korea), net sales in Greater China (China, Hong Kong and Macau) represented 79.0% and 70.3%, respectively, and net sales in Taiwan represented 18.3% and 23.8%, respectively.

For the six months ended June 30, 2019 and 2018, of the Company’s net sales in Asia Pacific (other than Korea), net sales in Greater China (China, Hong Kong and Macau) represented 77.6% and 69.1%, respectively, and net sales in Taiwan represented 19.1% and 24.1%, respectively.

Net sales from the Company’s top ten largest customers accounted for 69% and 67% for the three months ended June 30, 2019 and 2018, respectively, and 68% and 63% for the six months ended June 30, 2019 and 2018, respectively.

For the three months ended June 30, 2019, the Company had one customer that represented 35.3% of its net sales, and for the six months ended June 30, 2019, the Company had one customer that represented 32.4% of its net sales.

For the three months ended June 30, 2018, the Company had one customer that represented 28.9% of its net sales, and for the six months ended June 30, 2018, the Company had one customer that represented 23.9% of its net sales.

98% of the Company’s property, plant and equipment are located in Korea as of June 30, 2019.

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019	December 31, 2018
Foreign currency translation adjustments	$(5,077)	$(20,061)
Derivative adjustments	(996)	(49)

Total	$(6,073)	$(20,110)

Changes in accumulated other comprehensive loss for the three months ended June 30, 2019 and 2018 are as follows (in thousands):

Three Months Ended June 30, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(12,757)	$(361)	$(13,118)

Other comprehensive income (loss) before reclassifications	7,680	(2,499)	5,181
Amounts reclassified from accumulated other comprehensive loss	—	1,864	1,864

Net current-period other comprehensive income (loss)	7,680	(635)	7,045

Ending balance	$(5,077)	$(996)	$(6,073)

Three Months Ended June 30, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,896)	$2,626	$(36,270)

Other comprehensive income (loss) before reclassifications	20,116	(1,870)	18,246
Amounts reclassified from accumulated other comprehensive income	—	(2,035)	(2,035)

Net current-period other comprehensive income (loss)	20,116	(3,905)	16,211

Ending balance	$(18,780)	$(1,279)	$(20,059)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018 are as follows (in thousands):

Six Months Ended June 30, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,061)	$(49)	$(20,110)

Other comprehensive income (loss) before reclassifications	14,984	(2,900)	12,084
Amounts reclassified from accumulated other comprehensive loss	—	1,953	1,953

Net current-period other comprehensive income (loss)	14,984	(947)	14,037

Ending balance	$(5,077)	$(996)	$(6,073)

Six Months Ended June 30, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,413)	$5,299	$(33,114)

Other comprehensive income (loss) before reclassifications	19,633	(1,937)	17,696
Amounts reclassified from accumulated other comprehensive income	—	(4,641)	(4,641)

Net current-period other comprehensive income (loss)	19,633	(6,578)	13,055

Ending balance	$(18,780)	$(1,279)	$(20,059)

There was no income tax impact related to changes in accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

16. Loss per Share

The following table illustrates the computation of basic and diluted loss per common share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands of US dollars, except share data)
Basic and diluted loss per share
Net loss	$(9,520)	$(21,505)	$(43,645)	$(18,742)

Basic and diluted weighted average common stock outstanding	34,245,127	34,420,654	34,220,141	34,337,345
Basic and diluted loss per share	$(0.28)	$(0.62)	$(1.28)	$(0.55)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Options	2,611,832	2,782,874	2,611,832	2,782,874
Restricted Stock Units	501,490	499,889	501,490	499,889

For the three months ended June 30, 2019, 10,144,155, for the six months ended June 30, 2019, 10,163,242, and for the three and six months ended June 30, 2018, 10,448,213 of potential common stock from the assumed conversion of Exchangeable Notes were excluded from the computation of diluted loss per share as the effect was anti-dilutive for the periods.

17. Commitments and Contingencies

Long-term Purchase Agreements and Advances to Suppliers

The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequacy supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of June 30, 2019 and December 31, 2018, respectively.

The Company, from time to time, may make prepayments to suppliers to procure materials to meet its planned production. The Company recorded prepayments of $6,537 thousand and $8,132 thousand as other current assets as of June 30, 2019 and December 31, 2018, respectively.

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

Overview

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and radio frequency applications. We have a proven record with about 40 years of operating history, a portfolio of approximately 3,000 registered patents and pending applications and extensive engineering and manufacturing process expertise.

We have two operation segments: our Foundry Services Group and our Standard Products Group. Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and IDM semiconductor companies that primarily serve communications, IoT, consumer, industrial and automotive applications. Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide flat panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. Our Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer, computing and industrial applications.

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

Demand for our products and services is driven by overall demand for communications, IoT, consumer, industrial and automotive products and can be adversely affected by periods of weak consumer and enterprise spending or by market share losses by our customers. In order to mitigate the impact of market volatility on our business, we are diversifying our portfolio of products, customers, and target applications. We also expect that new competitors will emerge in these markets that may place increased pressure on the pricing for our products and services. While we believe we are well positioned competitively to compete in these markets and against these new competitors as a result of our long operating history, existing manufacturing capacity and our worldwide customer base, if we are not effective in competing in these markets, our operating results may be adversely affected.

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

We are in a period of weaker demand from our foundry customers in part as a result of softening global market conditions, including macroeconomic uncertainties. This, together with a significant drop in utilization, among other factors, materially adversely affected and may continue to materially impact our Foundry Services Group gross margin and other operating results.

Recent Developments

Strategic Evaluation

On February 14, 2019, we announced that we have undertaken a strategic evaluation of our Foundry Services Group business and the fabrication facility located in Cheongju (“Fab 4”), the larger of our two 8” manufacturing facilities. Fab 4 is an analog and mixed-signal fab that produces approximately 73% of our total capacity, and is used primarily to meet wafer demand from customers of our Foundry Services Group that rely on outside suppliers. Certain customer products of our Foundry Service Group are currently manufactured in our smaller 8” fabrication facility in Gumi. We have engaged J.P. Morgan Securities LLC as our financial advisor to assist in the evaluation and we have also retained legal advisors to assist in the evaluation. It is possible that the announced strategic evaluation of our Foundry Services Group business and Fab 4 could adversely impact foundry loadings and Company margins. For the six months ended June 30, 2019, we recorded $1.9 million in legal and consulting service fees incurred in connection with the strategic evaluation and recorded such costs as restructuring and other charges in our consolidated statements of operations.

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

In December 2017, the KNTS concluded that no criminal charges would be brought against any current officers or directors of MSK or MSK itself. As a result, we took a charge of $4.2 million in the fourth quarter of 2017 related to this additional tax assessment and associated penalties and administrative fine. We recorded the $0.5 million related to employee withholding amounts as other receivables in our consolidated balance sheets as of December 31, 2017, as we expected to obtain reimbursement of the applicable amounts from those employees. Of the $0.5 million, we have collected $0.1 million and established an allowance of $0.4 million.

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

•

Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer 458 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Foundry Services Group business represented 35.9% and 43.3% of our net sales for the six months ended June 30, 2019 and June 30, 2018, respectively. Gross profit from our Foundry Services Group business was $15.8 million and $42.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

•

Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 64.1% and 56.7% of our net sales for the six months ended June 30, 2019 and June 30, 2018, respectively. Gross profit from our Standard Products Group was $50.6 million and $55.7 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA and Adjusted Net Income (Loss) throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other charges, (ii) equity-based compensation expense, (iii) foreign currency loss, net, (iv) derivative valuation loss, net, (v) restatement related gain, (vi) loss on early extinguishment of long-term borrowings, net and (vii) others. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expense, and depreciation and amortization.

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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In millions)
Net loss	$(9.5)	$(43.6)	$(21.5)	$(18.7)
Interest expense, net	5.1	10.2	5.1	10.2
Income tax expense	0.8	1.7	1.5	2.5
Depreciation and amortization	8.2	16.5	8.0	16.0
EBITDA	$4.6	$(15.3)	$(6.9)	$9.9
Adjustments:
Restructuring and other charges(a)	1.1	4.0	—	—
Equity-based compensation expense(b)	0.8	1.4	1.3	2.0
Foreign currency loss, net(c)	10.4	20.4	27.4	26.1
Derivative valuation loss, net(d)	0.1	0.1	1.6	1.7
Restatement related gain(e)	—	—	—	(0.8)
Loss on early extinguishment of long-term borrowings, net(f)	—	0.0	—	—
Others(g)	—	0.6	—	—

Adjusted EBITDA	$17.0	$11.3	$23.5	$39.0

(a)

For the three months ended June 30, 2019, this adjustment eliminates $1.1 million in legal and consulting service fees incurred in connection with our strategic evaluation. For the six months ended June 30, 2019, this adjustment eliminates the impact of a $2.2 million restructuring related charge to our fab employees and $1.9 million in legal and consulting service fees incurred in connection with our strategic evaluation. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

(d)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives. For the three and six months ended June 30, 2019, this adjustment represents derivatives value changes excluded from the risk being hedged. For the three and six months ended June 30, 2018, this adjustment represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(e)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For the six months ended June 30, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers.

(f)

For the six months ended June 30, 2019, this adjustment eliminates $0.04 million in expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.

(g)

For the six months ended June 30, 2019, this adjustment eliminates $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

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

Adjusted Net Income (Loss) is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other charges, (ii) equity-based compensation expense, (iii) foreign currency loss, net, (iv) derivative valuation loss, net, (v) restatement related gain, (vi) loss on early extinguishment of long-term borrowings, net and (vii) others.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income (Loss) for the periods indicated:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In millions)
Net loss	$(9.5)	$(43.6)	$(21.5)	$(18.7)
Adjustments:
Restructuring and other charges(a)	1.1	4.0	—	—
Equity-based compensation expense(b)	0.8	1.4	1.3	2.0
Foreign currency loss, net(c)	10.4	20.4	27.4	26.1
Derivative valuation loss, net(d)	0.1	0.1	1.6	1.7
Restatement related gain(e)	—	—	—	(0.8)
Loss on early extinguishment of long-term borrowings, net(f)	—	0.0	—	—
Others(g)	—	0.6	—	—

Adjusted Net Income (loss)	$2.9	$(17.0)	$8.9	$10.3

(a)

For the three months ended June 30, 2019, this adjustment eliminates $1.1 million in legal and consulting service fees incurred in connection with our strategic evaluation. For the six months ended June 30, 2019, this adjustment eliminates the impact of a $2.2 million restructuring related charge to our fab employees and $1.9 million in legal and consulting service fees incurred in connection with our strategic evaluation. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

(d)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives. For the three and six months ended June 30, 2019, this adjustment represents derivatives value changes excluded from the risk being hedged. For the three and six months ended June 30, 2018, this adjustment represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(e)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For the six months ended June 30, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers.

(f)

For the six months ended June 30, 2019, this adjustment eliminates $0.04 million in expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.

(g)

For the six months ended June 30, 2019, this adjustment eliminates $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

There was no tax impact from the adjustments to net loss to calculate our Adjusted Net Income (Loss) for the six months ended June 30, 2019 and 2018 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net loss used to calculate Adjusted Net Income (Loss) were applied consistently to the periods presented.

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

Prior to the adoption of the new revenue standard effective on January 1, 2018, we had historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. After the adoption of the new revenue standard effective on January 1, 2018, we recognize revenue over time for those foundry products without alternative use where we have an enforceable right to payment for the related foundry services completed to date. For the six months ended June 30, 2019 and 2018, we sold products to 298 and 306 customers, respectively, and our net sales to our ten largest customers represented 68% and 63% of our net sales, respectively. We have a combined production capacity of approximately 113,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2019, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-US currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in US dollars converted from our non-US revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the US dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in US dollars relative to Korean won, depreciation in the US dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the US dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the US dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars. As of June 30, 2019, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $672.7 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency forward and zero cost collar contracts in order to mitigate a portion of the impact of US dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These forward and zero cost collar contracts may be terminated by a counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total cash and cash equivalents is less than $30.0 million at the end of a fiscal quarter unless a waiver is obtained from the counterparty. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.

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

Results of Operations – Comparison of Three Months Ended June 30, 2019 and Three Months Ended June 30, 2018

The following table sets forth consolidated results of operations for the three months ended June 30, 2019 and the three months ended June 30, 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$205.1	100.0%	$199.7	100.0%	$5.5
Cost of sales	161.3	78.6	145.8	73.0	15.5

Gross profit	43.8	21.4	53.9	27.0	(10.0)

Selling, general and administrative expenses	17.0	8.3	18.9	9.5	(2.0)
Research and development expenses	19.0	9.3	21.0	10.5	(2.0)
Restructuring and other charges	1.1	0.6	—	—	1.1

Operating income	6.7	3.3	13.9	7.0	(7.2)

Interest expense	(5.7)	(2.8)	(5.5)	(2.7)	(0.2)
Foreign currency loss, net	(10.4)	(5.1)	(27.4)	(13.7)	17.0
Others, net	0.7	0.3	(1.0)	(0.5)	1.6

	(15.5)	(7.5)	(33.9)	(17.0)	18.4

Loss before income tax expense	(8.7)	(4.2)	(20.0)	(10.0)	11.3
Income tax expense	0.8	0.4	1.5	0.8	(0.7)

Net loss	$(9.5)	(4.6)	$(21.5)	(10.8)	$12.0

Results by Segment

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$73.1	35.6%	$80.9	40.5%	$(7.8)
Standard Products Group
Display Solutions	84.3	41.1	78.7	39.4	5.5
Power Solutions	47.7	23.3	40.0	20.0	7.7

Total Standard Products Group	132.0	64.3	118.7	59.5	13.2
All other	0.1	0.0	0.0	0.0	0.0

Total net sales	$205.1	100.0%	$199.7	100.0%	$5.5

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$12.2	16.7%	$22.2	27.4%	$(10.0)
Standard Products Group	31.6	23.9	31.6	26.6	(0.0)
All other	0.1	100.0	0.0	100.0	0.0

Total gross profit	$43.8	21.4%	$53.9	27.0%	$(10.0)

Net Sales

Net sales were $205.1 million for the three months ended June 30, 2019, a $5.5 million, or 2.7%, increase compared to $199.7 million for the three months ended June 30, 2018. This increase was primarily attributable to an increase in revenue from our Standard Products Group, which was offset in part by a decrease in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $73.1 million for the three months ended June 30, 2019, a $7.8 million, or 9.7%, decrease compared to $80.9 million for the three months ended June 30, 2018. The decrease was primarily attributable to weaker demand from our foundry customers as a result of softening global market conditions, including macroeconomic uncertainties, and us being more selective about new business as a result of our strategic evaluation of our Foundry Services Group business and Fab 4. This decrease was offset in part by an increase in sales of certain communication-related products from global power management IC foundry customers and higher sales of certain gate driver ICs for a foundry customer serving the global computing sector.

Standard Products Group. Net sales from our Standard Products Group segment were $132.0 million for the three months ended June 30, 2019, a $13.2 million, or 11.2%, increase compared to $118.7 million for the three months ended June 30, 2018. This increase was primarily attributable to an increase in revenue related to our mobile OLED display driver ICs due to the introduction of new OLED smartphones by Chinese and Korean manufacturers and higher demand for premium power products such as high-end MOSFETs and IGBTs primarily for TV and industrial applications. This increase was offset in part by a strategic reduction of our lower margin LCD business.

Gross Profit

Total gross profit was $43.8 million for the three months ended June 30, 2019 compared to $53.9 million for the three months ended June 30, 2018, representing a $10.0 million, or 18.6%, decrease. Gross profit as a percentage of net sales for the three months ended June 30, 2019 decreased to 21.4% compared to 27.0% for the three months ended June 30, 2018. The decrease in gross profit and gross profit as a percentage of net sales was due in part to a significant drop in the utilization rate that primarily affected our Foundry Services Group as further described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $12.2 million for the three months ended June 30, 2019, a $10.0 million, or 45.1%, decrease compared to $22.2 million for the three months ended June 30, 2018. Gross profit as a percentage of net sales for the three months ended June 30, 2019 decreased to 16.7% compared to 27.4% for the three months ended June 30, 2018. The decrease in both gross profit and gross profit margin was primarily attributable to an unfavorable product mix and a significant drop in the utilization rate, which was affected in part by a softening of global market conditions, including macroeconomic uncertainties, and by being more selective about new business as a result of the strategic evaluation of our Foundry Services Group business and Fab 4.

Standard Products Group. Gross profit from our Standard Products Group segment was $31.6 million for the three months ended June 30, 2019, which remained flat, compared to $31.6 million for the three months ended June 30, 2018. Gross profit as a percentage of net sales for the three months ended June 30, 2019 decreased to 23.9% compared to 26.6% for the three months ended June 30, 2018. The decrease in gross profit margin was primarily attributable to an inventory reserve related to a legacy display product. This decrease was offset in part by a better product mix from an increase in sales of our mobile OLED display driver ICs and premium power products such as high-end MOSFETs and IGBTs primarily for TV and industrial applications.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended June 30, 2019 and the three months ended June 30, 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$62.9	30.6%	$58.1	29.1%	$4.8
Asia Pacific (other than Korea)	120.1	58.6	119.7	60.0	0.4
United States	7.2	3.5	13.6	6.8	(6.4)
Europe	14.6	7.1	7.6	3.8	7.0
Others	0.3	0.2	0.7	0.3	(0.4)

	$205.1	100.0%	$199.7	100.0%	$5.5

Net sales in Korea for the three months ended June 30, 2019 increased from $58.1 million to $62.9 million compared to the three months ended June 30, 2018, or by $4.8 million, or 8.3%, primarily due to higher sales of certain gate driver ICs for a foundry customer serving the global computing sector and increased sales of our premium power products, which was offset in part by a strategic reduction of lower margin LCD business.

Net sales in Asia Pacific (other than Korea) for the three months ended June 30, 2019 was $120.1 million, which remained almost flat compared to $119.7 million for the three months ended June 30, 2018. This was due primarily to an increase in revenue related to mobile OLED display driver ICs in connection with the introduction of new OLED smartphones by Chinese and Korean manufacturers, which was nearly offset by weaker demand from our foundry customers in part as a result of softening global market conditions, including macroeconomic uncertainties, and being more selective about new business as a result of the strategic evaluation of our Foundry Services Group business and Fab 4.

Net sales in the United States for the three months ended June 30, 2019 decreased from $13.6 million to $7.2 million compared to the three months ended June 30, 2018, or by $6.4 million, or 46.8%, primarily due to a decrease in sales of certain products from a global power management IC foundry customer.

Net sales in Europe for the three months ended June 30, 2019 increased from $7.6 million to $14.6 million compared to the three months ended June 30, 2018, or by $7.0 million, or 91.6%, primarily due to an increase in sales of certain charger related products in the communications industry. The increase was also attributable to an increase in sales of sensor-related ICs for automotive.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.0 million, or 8.3% of net sales, for the three months ended June 30, 2019, compared to $18.9 million, or 9.5% of net sales, for the three months ended June 30, 2018. The decrease of $2.0 million, or 10.4%, was primarily attributable to a decrease in certain employee incentives, equity-based compensation and legal and consulting service fees.

Research and Development Expenses. Research and development expenses were $19.0 million, or 9.3% of net sales, for the three months ended June 30, 2019, compared to $21.0 million, or 10.5% of net sales, for the three months ended June 30, 2018. The decrease of $2.0 million, or 9.6%, was primarily attributable to a decrease in certain employee incentives, and a decrease in outside service fees and various overhead expenses.

Restructuring and Other Charges. Restructuring and other charges were $1.1 million for the three months ended June 30, 2019, which were resulted from legal and consulting service fees incurred in connection with the strategic evaluation of our Foundry Services Group business and Fab 4.

Operating Income

As a result of the foregoing, an operating income of $6.7 million was recorded for the three months ended June 30, 2019 compared to an operating income of $13.9 million for the three months ended June 30, 2018. As discussed above, the decrease in operating income of $7.2 million resulted primarily from a $10.0 million decrease in gross profit and a $1.1 million increase in restructuring and other charges, which was partially offset by a $2.0 million decrease in selling, general and administrative expenses and a $2.0 million decrease in research and development expenses.

Other Income

Interest Expense. Interest expenses were $5.7 million and $5.5 million for the three months ended June 30, 2019 and June 30, 2018, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended June 30, 2019 was $10.4 million compared to net foreign currency loss of $27.4 million for the three months ended June 30, 2018, which was due to the depreciation in value of the Korean won relative to the US dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars, and is affected by changes in the exchange rate between the Korean won and the US dollar. As of June 30, 2019 and June 30, 2018, the outstanding intercompany loan balances, including accrued interests between our Korean subsidiary and our Dutch subsidiary were $673 million and $685 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature, because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others, Net were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others, Net for the three months ended June 30, 2019 and the three months ended June 30, 2018 were $0.7 million and negative $1.0 million, respectively.

Income Tax Expense

Income tax expense was $0.8 million and $1.5 million for the three months ended June 30, 2019 and for the three months ended June 30, 2018, respectively. Income tax expense was recorded for our Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 70% in 2018 and 60% in 2019.

Net Loss

As a result of the foregoing, a net loss of $9.5 million was recorded for the three months ended June 30, 2019 compared to a net loss of $21.5 million for the three months ended June 30, 2018. As discussed above, the decrease in net loss of $12.0 million primarily resulted from a $17.0 million decrease in net foreign currency loss, which was offset in part by a $7.2 million decrease in operating income.

Results of Operations – Comparison of Six Months Ended June 30, 2019 and Six Months Ended June 30, 2018

The following table sets forth consolidated results of operations for the six months ended June 30, 2019 and the six months ended June 30, 2018:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$362.5	100.0%	$365.5	100.0%	$(3.0)
Cost of sales	296.0	81.6	267.1	73.1	28.9

Gross profit	66.5	18.4	98.4	26.9	(31.9)

Selling, general and administrative expenses	35.0	9.7	36.6	10.0	(1.5)
Research and development expenses	39.0	10.8	40.6	11.1	(1.6)
Restructuring and other charges	4.0	1.1	—	—	4.0

Operating income (loss)	(11.5)	(3.2)	21.3	5.8	(32.8)

Interest expense	(11.3)	(3.1)	(11.0)	(3.0)	(0.4)
Foreign currency loss, net	(20.4)	(5.6)	(26.1)	(7.1)	5.7
Loss on early extinguishment of long-term borrowings, net	(0.0)	(0.0)	—	—	(0.0)
Others, net	1.3	0.4	(0.4)	(0.1)	1.8

	(30.5)	(8.4)	(37.5)	(10.3)	7.1

Loss before income tax expense	(42.0)	(11.6)	(16.2)	(4.4)	(25.8)
Income tax expense	1.7	0.5	2.5	0.7	(0.9)

Net loss	$(43.6)	(12.0)	$(18.7)	(5.1)	$(24.9)

Results by Segment

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$130.2	35.9%	$158.3	43.3%	$(28.2)
Standard Products Group
Display Solutions	142.5	39.3	128.4	35.1	14.1
Power Solutions	89.8	24.8	78.7	21.5	11.1

Total Standard Products Group	232.2	64.1	207.1	56.7	25.1
All other	0.1	0.0	0.1	0.0	0.0

Total net sales	$362.5	100.0%	$365.5	100.0%	$(3.0)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$15.8	12.1%	$42.8	27.1%	$(27.0)
Standard Products Group	50.6	21.8	55.7	26.9	(5.1)
All other	0.1	99.1	(0.1)	(129.2)	0.2

Total gross profit	$66.5	18.4%	$98.4	26.9%	$(31.9)

Net Sales

Net sales were $362.5 million for the six months ended June 30, 2019, a $3.0 million, or 0.8%, decrease compared to $365.5 million for the six months ended June 30, 2018. This decrease was primarily attributable to a decrease in revenue from our Foundry Services Group, which was offset in part by an increase in revenue from our Standard Products Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $130.2 million for the six months ended June 30, 2019, a $28.2 million, or 17.8%, decrease compared to $158.3 million for the six months ended June 30, 2018. The decrease was primarily attributable to weaker demand from our foundry customers as a result of softening global market conditions, including macroeconomic uncertainties, and us being more selective about new business as a result of our strategic evaluation of our Foundry Services Group business and Fab 4. This decrease was offset in part by an increase in sales of certain communication-related products from global power management IC foundry customers and higher sales of certain gate driver ICs for a foundry customer serving the global computing sector.

Standard Products Group. Net sales from our Standard Products Group segment were $232.2 million for the six months ended June 30, 2019, a $25.1 million, or 12.1%, increase compared to $207.1 million for the six months ended June 30, 2018. This increase was primarily attributable to an increase in revenue related to our mobile OLED display driver ICs due to the introduction of new OLED smartphones by Chinese and Korean manufacturers and higher demand for premium power products such as high-end MOSFETs and IGBTs primarily for TV and industrial applications. This increase was offset in part by a strategic reduction of our lower margin LCD business.

Gross Profit

Total gross profit was $66.5 million for the six months ended June 30, 2019 compared to $98.4 million for the six months ended June 30, 2018, representing a $31.9 million, or 32.4%, decrease. Gross profit as a percentage of net sales for the six months ended June 30, 2019 decreased to 18.4% compared to 26.9% for the six months ended June 30, 2018. The decrease in gross profit and gross profit as a percentage of net sales was due to a decrease in gross profit and gross profit as a percentage of net sales in both of our Foundry Services Group and Standard Products Group segments as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $15.8 million for the six months ended June 30, 2019, a $27.0 million, or 63.1%, decrease compared to $42.8 million for the six months ended June 30, 2018. Gross profit as a percentage of net sales for the six months ended June 30, 2019 decreased to 12.1% compared to 27.1% for the six months ended June 30, 2018. The decrease in both gross profit and gross profit margin was primarily attributable to an unfavorable product mix and a significant drop in the utilization rate, which was affected in part by a softening of global market conditions, including macroeconomic uncertainties, and by being more selective about new business as a result of the strategic evaluation of our Foundry Services Group business and Fab 4.

Standard Products Group. Gross profit from our Standard Products Group segment was $50.6 million for the six months ended June 30, 2019, a $5.1 million, or 9.1%, decrease from $55.7 million for the six months ended June 30, 2018. Gross profit as a percentage of net sales for the six months ended June 30, 2019 decreased to 21.8% compared to 26.9% for the six months ended June 30, 2018. The decrease in both gross profit and gross profit margin was primarily attributable to inventory reserves related to certain legacy display products and a significant drop in the utilization rate. This decrease was offset in part by a better product mix from an increase in sales of our mobile OLED display driver ICs and premium power products such as high-end MOSFETs and IGBTs primarily for TV and industrial applications.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the six months ended June 30, 2019 and the six months ended June 30, 2018:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$119.9	33.1%	$112.7	30.8%	$7.1
Asia Pacific (other than Korea)	204.3	56.4	209.4	57.3	(5.1)
United States	13.6	3.8	23.4	6.4	(9.8)
Europe	24.0	6.6	18.6	5.1	5.4
Others	0.7	0.2	1.3	0.4	(0.6)

	$362.5	100.0%	$365.5	100.0%	$(3.0)

Net sales in Korea for the six months ended June 30, 2019 increased from $112.7 million to $119.9 million compared to the six months ended June 30, 2018, or by $7.1 million, or 6.3%, primarily due to higher sales of certain gate driver ICs for a foundry customer serving the global computing sector and increased sales of our premium power products, which was offset in part by a strategic reduction of lower margin LCD business.

Net sales in Asia Pacific (other than Korea) for the six months ended June 30, 2019 decreased from $209.4 million to $204.3 million compared to the six months ended June 30, 2018, or by $5.1 million, or 2.5%, primarily due to weaker demand from our foundry customers in part as a result of softening global market conditions, including macroeconomic uncertainties, us being more selective about new business as a result of the strategic evaluation of the Foundry business and Fab 4, and a lower demand for certain of our lower margin power products. These decreases were offset in part by an increase in revenue related to mobile OLED display driver ICs in connection with the introduction of new OLED smartphones by Chinese and Korean manufacturers.

Net sales in the United States for the six months ended June 30, 2019 decreased from $23.4 million to $13.6 million compared to the six months ended June 30, 2018, or by $9.8 million, or 41.9%, primarily due to a decrease in sales of certain products from a global power management IC foundry customer.

Net sales in Europe for the six months ended June 30, 2019 increased from $18.6 million to $24.0 million compared to the six months ended June 30, 2018, or by $5.4 million, or 29.2%, primarily due to an increase in sales of certain charger related products in the communications industry. The increase was also attributable to an increase in sales of sensor-related ICs for automotive.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.0 million, or 9.7% of net sales, for the six months ended June 30, 2019, compared to $36.6 million, or 10.0% of net sales, for the six months ended June 30, 2018. The decrease of $1.5 million, or 4.1%, was primarily attributable to a decrease in certain employee incentives, equity-based compensation and legal and consulting service fees. This decrease was offset in part by a $0.5 million in a legal settlement charge relating to a dispute with a prior customer recorded in the first quarter of 2019.

Research and Development Expenses. Research and development expenses were $39.0 million, or 10.8% of net sales, for the six months ended June 30, 2019, compared to $40.6 million, or 11.1% of net sales, for the six months ended June 30, 2018. The decrease of $1.6 million, or 3.9%, was primarily attributable to a decrease in certain employee incentives, and a decrease in outside service fees and various overhead expenses, which was offset in part by an increase in development activities for our 28-nanometer OLED display driver ICs.

Restructuring and Other Charges. Restructuring and other charges were $4.0 million for the six months ended June 30, 2019, which were resulted from a $2.2 million restructuring related charge to our fab employees and $1.9 million in legal and consulting service fees incurred in connection with the strategic evaluation of our Foundry Services Group business and Fab 4.

Operating Income (Loss)

As a result of the foregoing, an operating loss of $11.5 million was recorded for the six months ended June 30, 2019 compared to an operating income of $21.3 million for the six months ended June 30, 2018. As discussed above, the decrease in operating income of $32.8 million was resulted primarily from a $31.9 million decrease in gross profit and a $4.0 million increase in restructuring and other charges, which was partially offset by a $1.5 million decrease in selling, general and administrative expenses and a $1.6 million decrease in research and development expenses

Other Income

Interest Expense. Interest expenses were $11.3 million and $11.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the six months ended June 30, 2019 was $20.4 million compared to net foreign currency loss of $26.1 million for the six months ended June 30, 2018, which was due to the depreciation in value of the Korean won relative to the US dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars, and is affected by changes in the exchange rate between the Korean won and the US dollar. As of June 30, 2019 and June 30, 2018, the outstanding intercompany loan balances, including accrued interests between our Korean subsidiary and our Dutch subsidiary were $673 million and $685 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on Early Extinguishment of Long-Term Borrowings, Net. For the six months ended June 30, 2019, we repurchased a principal amount of $0.3 million and $0.9 million of the 2021 Notes and the Exchangeable Notes, respectively. In connection with these repurchases, we recognized a $0.04 million of net loss.

Others, Net. Others, Net were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others, Net for the six months ended June 30, 2019 and the six months ended June 30, 2018 were $1.3 million and negative $0.4 million, respectively.

Income Tax Expense

Income tax expense was $1.7 million and $2.5 million for the six months ended June 30, 2019 and for the six months ended June 30, 2018, respectively. Income tax expense was recorded for our Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 70% in 2018 and 60% in 2019.

Net Loss

As a result of the foregoing, a net loss of $43.6 million was recorded for the six months ended June 30, 2019 compared to a net loss of $18.7 million for the six months ended June 30, 2018. As discussed above, the increase in net loss of $24.9 million primarily resulted from a $32.8 million decrease in operating income, which was offset in part by a $5.7 million decrease in net foreign currency loss.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2019, we do not have any accounts payable on extended terms or payment deferment with our vendors.

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

Cash Flows from Operating Activities

Cash inflow provided by operating activities totaled $17.2 million for the six months ended June 30, 2019, compared to $21.8 million for the six months ended June 30, 2018. The net operating cash inflow for the six months ended June 30, 2019 reflects our net loss of $43.6 million, as adjusted favorably by $50.4 million, which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency loss, and net favorable impact of $10.4 million from changes of operating assets and liabilities.

Our working capital balance as of June 30, 2019 was $197.4 million compared to $220.1 million as of December 31, 2018. The $22.7 million decrease was primarily attributable to a $30.4 million increase in account payables, an $8.7 million decrease in cash and cash equivalents, a $7.5 million decrease in unbilled account receivables, net and a $4.4 million decrease in inventories, net. These decreases were offset in part by a $16.8 million increase in account receivables, net and a $3.7 million increase in hedge collateral. The increase in account payables and account receivables, net were primarily due to the timing of payment to certain vendors and receipt from certain customers as the quarter end fell on a weekend.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $20.2 million for the six months ended June 30, 2019, compared to $18.3 million of cash outflow used in investing activities for the six months ended June 30, 2018. The $1.9 million increase was primarily attributable to a $1.6 million net increase in guarantee deposit and a $1.1 million net increase in hedge collateral, which was partially offset by a $0.7 million decrease in purchase of plant, property and equipment.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $4.0 million for the six months ended June 30, 2019, compared to $4.7 million of cash inflow provided by financing activities for the six months ended June 30, 2018. The financing cash outflow for the six months ended June 30, 2019 was primarily attributable to a payment of $1.2 million for the repurchases of 2021 Notes and Exchangeable Notes in the first quarter of 2019 and a payment of $2.4 million for the repurchases of our common stock in January 2019 pursuant to our stock repurchase plan. The financing cash inflow for the six months ended June 30, 2018 was primarily attributable to proceeds of $4.3 million in connection with the water treatment facility arrangement.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the six months ended June 30, 2019, capital expenditures for plant, property and equipment were $15.0 million, a $0.7 million, or $4.5%, decrease from $15.7 million, including a $4.3 million payment for the purchase of certain facilities related to a water treatment facility arrangement, for the six months ended June 30, 2018. The capital expenditures for the six months ended June 30, 2019 were related to meeting our customer demand, and supporting technology and facility improvement at our fabrication facilities.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2019:

	Payments Due by Period
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(In millions)
Exchangeable Notes(1)	$92.1	$2.1	$4.2	$85.8	$—	$—	$—
Senior notes(2)	261.4	7.4	14.9	239.1	—	—	—
Operating leases(3)	19.6	1.6	2.8	1.3	1.1	1.1	11.7
Finance leases(3)	3.5	0.2	0.4	0.4	0.4	0.4	1.6
Water Treatment Services(3)(4)	51.6	4.2	8.4	8.3	8.3	5.7	16.7
Others(5)	23.9	4.8	13.6	4.9	0.3	0.1	0.2

(1)

Interest payments as well as $83.7 million aggregate principal amount of the Exchangeable Notes outstanding as of June 30, 2019, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier exchanged at the price of approximately $8.26 per share of common stock.

(2)

Interest payments as well as $224.3 million aggregate principal amount of the 2021 Notes outstanding as of June 30, 2019, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.

(3)	Assumes constant currency exchange rate for Korean won to US dollars of 1,156.8:1, the exchange rate as of June 30, 2019.
(4)	Includes future payments for water treatment services for our fabrication facilities in Korea based on the contractual terms.
(5)	Includes license agreements, funding obligations for the accrued severance benefits and other contractual obligations.

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

Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of June 30, 2019, our accrued severance benefits totaled $142.4 million and cumulative contributions to these severance insurance deposit accounts amounted to $3.0 million. Our related cash payments for future contributions are $1.7 million and $3.5 million for the remaining period of 2019 and 2020, respectively, to the extent that our obligations are contractual, fixed and reasonably estimable.

We follow US GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.4 million as of June 30, 2019. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

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

Leases

We determine if an arrangement is a lease at inception of a contract considering whether the arrangement conveys the right to control the use of an identified asset over the period of use. Control of an underlying asset is conveyed if we have the right to direct the use of, and to obtain substantially all of the economic benefits from the use of, the identified asset. We account for lease transactions as either an operating or a finance lease, depending on the terms of the underlying lease arrangement. Assets related to operating leases are recorded on the balance sheet as operating lease right-of-use assets; the related liabilities are recorded as operating lease liabilities for the current portion and non-current operating lease liabilities for the non-current portion. Finance lease right-of-use assets are included in property and equipment, net and the related lease liabilities are included in other current liabilities and other non-current liabilities on the consolidated balance sheets.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than US dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2019 for our Korean subsidiary, a 10% devaluation of the Korean won against the US dollar would have resulted in a decrease of $1.2 million in our US dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of June 30, 2019, $83.74 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of June 30, 2019, $224.25 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 8, 2019	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2019	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)