Form 10-Q
period 2019-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2019-11-07
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, the registrant had 34,420,689 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	54

PART II OTHER INFORMATION		55

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 6.	Exhibits	56

SIGNATURES		57

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$131,341	$132,438
Accounts receivable, net	106,289	80,003
Unbilled accounts receivable, net	21,356	38,181
Inventories, net	72,703	71,611
Other receivables	10,015	3,702
Prepaid expenses	15,112	11,133
Hedge collateral (Note 8)	9,990	5,810
Other current assets (Note 17)	7,437	9,867

Total current assets	374,243	352,745

Property, plant and equipment, net (Notes 4 and 6)	178,823	202,171
Operating lease right-of-use assets	11,517	—
Intangible assets, net	3,913	3,953
Long-term prepaid expenses	10,926	15,598
Other non-current assets	8,715	8,729

Total assets	$588,137	$583,196

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$79,908	$55,631
Other accounts payable	10,843	15,168
Accrued expenses	48,944	46,250
Deferred revenue	5,822	6,477
Operating lease liabilities	2,023	—
Other current liabilities (Notes 6 and 8)	4,563	9,133

Total current liabilities	152,103	132,659

Long-term borrowings, net	304,155	303,577
Non-current operating lease liabilities	9,494	—
Accrued severance benefits, net	138,794	146,031
Other non-current liabilities (Note 6)	17,018	18,239

Total liabilities	621,564	600,506

Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 43,378,017 shares issued and 34,370,689 outstanding at September 30, 2019 and 43,054,458 shares issued and 34,441,232 outstanding at December 31, 2018	434	431
Additional paid-in capital	145,555	142,600
Accumulated deficit	(81,557)	(36,305)
Treasury stock, 9,007,328 shares at September 30, 2019 and 8,613,226 shares at December 31, 2018, respectively	(106,514)	(103,926)
Accumulated other comprehensive income (loss)	8,655	(20,110)

Total stockholders’ deficit	(33,427)	(17,310)

Total liabilities and stockholders’ equity	$588,137	$583,196

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands of US dollars, except share data)
Net sales	$229,677	$206,000	$592,202	$571,504
Cost of sales	168,811	150,251	464,795	417,320

Gross profit	60,866	55,749	127,407	154,184

Operating expenses
Selling, general and administrative expenses	16,812	18,566	51,857	55,123
Research and development expenses	17,368	18,918	56,375	59,503
Restructuring and other charges	763	—	4,787	—

Total operating expenses	34,943	37,484	113,019	114,626

Operating income	25,923	18,265	14,388	39,558

Interest expense	(5,656)	(5,587)	(16,972)	(16,539)
Foreign currency gain (loss), net	(21,205)	6,002	(41,633)	(20,129)
Loss on early extinguishment of long-term borrowings, net	—	—	(42)	—
Other income (expense), net	785	150	2,114	(291)

Income (loss) before income tax expense	(153)	18,830	(42,145)	2,599
Income tax expense	1,454	1,608	3,107	4,119

Net income (loss)	$(1,607)	$17,222	$(45,252)	$(1,520)

Earnings (loss) per common share—
Basic	$(0.05)	$0.50	$(1.32)	$(0.04)
Diluted	$(0.05)	$0.41	$(1.32)	$(0.04)
Weighted average number of shares—
Basic	34,357,745	34,573,377	34,266,513	34,416,887
Diluted	34,357,745	46,021,610	34,266,513	34,416,887

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands of US dollars)
Net income (loss)	$(1,607)	$17,222	$(45,252)	$(1,520)

Other comprehensive income (loss)
Foreign currency translation adjustments	15,931	(3,827)	30,915	15,806
Derivative adjustments
Fair valuation of derivatives	(2,803)	1,046	(5,703)	(891)
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	1,600	140	3,553	(4,501)

Total other comprehensive income (loss)	14,728	(2,641)	28,765	10,414

Total comprehensive income (loss)	$13,121	$14,581	$(16,487)	$8,894

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
(In thousands of US dollars, except share data)	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Total
Three Months Ended September 30, 2019:
Balance at June 30, 2019	34,240,181	$433	$144,188	$(79,950)	$(106,514)	$(6,073)	$(47,916)
Stock-based compensation	—	—	479	—	—	—	479
Exercise of stock options	129,409	1	888	—	—	—	889
Settlement of restricted stock units	1,099	0	(0)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	14,728	14,728
Net loss	—	—	—	(1,607)	—	—	(1,607)

Balance at September 30, 2019	34,370,689	$434	$145,555	$(81,557)	$(106,514)	$8,655	$(33,427)

Three Months Ended September 30, 2018:
Balance at June 30, 2018	34,483,754	$429	$139,502	$(51,147)	$(102,518)	$(20,059)	$(33,793)
Stock-based compensation	—	—	1,083	—	—	—	1,083
Exercise of stock options	95,088	1	676	—	—	—	677
Settlement of restricted stock units	21,622	0	(0)	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(2,641)	(2,641)
Net income	—	—	—	17,222	—	—	17,222

Balance at September 30, 2018	34,600,464	$430	$141,261	$(33,925)	$(102,518)	$(22,700)	$(17,452)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive	Total
(In thousands of US dollars, except share data)	Shares	Amount	Capital	Deficit	Stock	Income (Loss)
Nine Months Ended September 30, 2019:
Balance at December 31, 2018	34,441,232	$431	$142,600	$(36,305)	$(103,926)	$(20,110)	$(17,310)
Stock-based compensation	—	—	1,920	—	—	—	1,920
Exercise of stock options	153,967	1	1,037	—	—	—	1,038
Settlement of restricted stock units	169,592	2	(2)	—	—	—	—
Acquisition of treasury stock	(394,102)	—	—	—	(2,588)	—	(2,588)
Other comprehensive income, net	—	—	—	—	—	28,765	28,765
Net loss	—	—	—	(45,252)	—	—	(45,252)

Balance at September 30, 2019	34,370,689	$434	$145,555	$(81,557)	$(106,514)	$8,655	$(33,427)

Nine Months Ended September 30, 2018:
Balance at December 31, 2017, as previously reported	34,189,599	$426	$136,259	$(40,889)	$(102,319)	$(33,114)	$(39,637)
Impact of adopting the new revenue standard	—	—	—	8,484	—	—	8,484
Balance at January 1, 2018, as adjusted	34,189,599	$426	$136,259	$(32,405)	$(102,319)	$(33,114)	$(31,153)
Stock-based compensation	—	—	3,893	—	—	—	3,893
Exercise of stock options	159,841	2	1,111	—	—	—	1,113
Settlement of restricted stock units	270,456	2	(2)	—	—	—	—
Acquisition of treasury stock	(19,432)	—	—	—	(199)	—	(199)
Other comprehensive income, net	—	—	—	—	—	10,414	10,414
Net loss	—	—	—	(1,520)	—	—	(1,520)

Balance at September 30, 2018	34,600,464	$430	$141,261	$(33,925)	$(102,518)	$(22,700)	$(17,452)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(In thousands of US dollars)
Cash flows from operating activities
Net loss	$(45,252)	$(1,520)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	24,661	23,883
Provision for severance benefits	10,491	14,686
Amortization of debt issuance costs and original issue discount	1,712	1,623
Loss on foreign currency, net	50,512	26,931
Restructuring and other charges	470	—
Stock-based compensation	1,920	3,893
Loss on early extinguishment of long-term borrowings, net	42	—
Other	61	(964)
Changes in operating assets and liabilities
Accounts receivable, net	(32,812)	(14,282)
Unbilled accounts receivable, net	14,208	1,187
Inventories, net	(6,321)	(30,296)
Other receivables	(4,814)	(2,669)
Other current assets	6,356	2,514
Accounts payable	27,585	17,414
Other accounts payable	(10,074)	(8,811)
Accrued expenses	3,831	(5,370)
Deferred revenue	(190)	3,560
Other current liabilities	(6,159)	1,533
Other non-current liabilities	808	1,035
Payment of severance benefits	(6,195)	(9,004)
Other	(821)	(329)

Net cash provided by operating activities	30,019	25,014

Cash flows from investing activities
Proceeds from settlement of hedge collateral	12,625	11,290
Payment of hedge collateral	(17,024)	(10,965)
Proceeds from disposal of plant, property and equipment	202	1,685
Purchase of plant, property and equipment	(16,693)	(18,875)
Payment for property related to water treatment facility arrangement (Note 4)	—	(4,283)
Payment for intellectual property registration	(907)	(776)
Collection of guarantee deposits	539	794
Payment of guarantee deposits	(1,330)	(89)
Other	23	(38)

Net cash used in investing activities	(22,565)	(21,257)

Cash flows from financing activities
Repurchase of long-term borrowings	(1,175)	—
Proceeds from exercise of stock options	1,038	1,113
Acquisition of treasury stock	(2,588)	(199)
Proceeds from property related to water treatment facility arrangement	—	4,283
Repayment of financing related to water treatment facility arrangement	(415)	(73)
Repayment of principal portion of finance lease liabilities	(174)	—

Net cash provided by (used in) financing activities	(3,314)	5,124

Effect of exchange rates on cash, cash equivalents and restricted cash	(5,237)	(3,974)

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,097)	4,907

Cash, cash equivalents and restricted cash
Beginning of the period	132,438	128,575

End of the period	$131,341	$133,482

Supplemental cash flow information
Cash paid for interest	$19,071	$19,219

Cash paid for income taxes	$1,904	$812

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$496	$4,668

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements, except for the changes below. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The December 31, 2018 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by US GAAP.

Upon the adoption of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) effective on January 1, 2019 (the “new lease standard”), the Company has updated its accounting policy for leases as detailed below.

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

A portion of the Company’s sales are made through distributors for which the Company applies the same revenue recognition guidance described above. The Company defers the recognition of revenue when it receives consideration from the customers prior to the fulfillment of performance obligations. These amounts are classified as deferred revenue on the consolidated balance sheets. Of the recorded deferred revenue of $6,477 thousand as of December 31, 2018, $188 thousand and $1,750 thousand were recognized as revenue during the three and nine months ended September 30, 2019. Of the recorded deferred revenue of $8,335 thousand as of December 31, 2017, $2,256 thousand and $3,478 thousand were recognized as revenue during the three and nine months ended September 30, 2018, respectively.

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

Unbilled accounts receivable represents the Company’s contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order, which has not been invoiced to the customer. Of the recorded unbilled accounts receivable of $38,181 thousand as of December 31, 2018, $2,993 thousand and $32,780 thousand were billed to customers upon shipment, upon product delivery or upon customer acceptance, depending on the terms of the related arrangement, during the three and nine months ended September 30, 2019, respectively.

Recent Accounting Pronouncements

In August 2018, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures. The amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of operations is required to be filed. In July 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-07, “Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates” (“ASU 2019-07”). ASU 2019-07 codifies Final Rule Release No. 33-10532. The additional elements of ASU 2019-07 did not have a material impact on the Company’s consolidated financial statements. The Company began to present a statement of changes in stockholders’ equity in its quarterly financial statements for fiscal quarter beginning after January 1, 2019.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In April 2019, the FASB ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. ASU 2016-13 and ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 and ASU 2019-04 to have a material effect on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (“OCI”) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The Company adopted ASU 2017-12 in the first quarter of 2019, and the adoption of ASU 2017-12 did not have a material impact to the Company’s consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under US GAAP. ASU 2016-02 requires that a lessee recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The FASB issued Accounting Standards Update No 2018-01, “Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”). ASU 2018-01 permits an entity to elect an optional transition practical expedient not to evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. In July 2018, the FASB issued Accounting Standards Update No 2018-10, “Codification Improvements to Topic 842 Leases” (“ASU 2018-10”). ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued Accounting Standards Update No 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption of ASU 2016-02 (the “modified retrospective transition method”). In December 2018, the FASB issued Accounting Standards Update No 2018-20, “Leases (Topic 842) Narrow Scope Improvements for Lessors” (“ASU 2018-20”). ASU 2018-20 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. In March 2019, the FASB issued Accounting Standards Update No 2019-01 “Codification Improvements” (“ASU 2019-01”). The effective date and transition requirements for ASU 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 are the same.

The Company adopted the new lease standard as of January 1, 2019, using the modified retrospective transition method, which requires a cumulative effect adjustment, if any, to the Company’s beginning equity to be recognized on the date of adoption. There was no cumulative effect adjustment recorded on January 1, 2019. Accordingly, all periods prior to January 1, 2019, were presented in accordance with the previous FASB Accounting Standards Codification (“ASC”) Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The impact from the adoption was the balance sheet recognition of right-of-use assets and lease liabilities for operating and finance leases as a lessee, which resulted in an increase of $16,387 thousand in the total assets and liabilities of the Company’s consolidated balance sheets as of January 1, 2019. In addition, the adoption did not materially impact the Company’s consolidated statements of operations or cash flows for the nine months ended September 30, 2019. For further information regarding these impacts, see Note 6, “Leases.”

2. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $14,474 thousand and $17,156 thousand for the nine months ended September 30, 2019 and 2018, respectively, and these sales resulted in pre-tax losses of $45 thousand and $35 thousand for the nine months ended September 30, 2019 and 2018, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

3. Inventories

Inventories as of September 30, 2019 and December 31, 2018 consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$11,802	$14,334
Semi-finished goods and work-in-process	53,881	39,135
Raw materials	17,546	21,150
Materials in-transit	1,230	1,890
Less: inventory reserve	(11,756)	(4,898)

Inventories, net	$72,703	$71,611

Changes in inventory reserve for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2019		September 30, 2018
Beginning balance	$(12,253)	$(4,898)	$(4,699)	$(6,391)
Change in reserve
Inventory reserve charged to costs of sales	(1,446)	(11,552)	(980)	(4,104)
Sale of previously reserved inventory	961	1,982	1,208	2,937

	(485)	(9,570)	228	(1,167)
Write off	481	1,823	656	3,525
Translation adjustments	501	889	(35)	183

Ending balance	$(11,756)	$(11,756)	$(3,850)	$(3,850)

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

During the first half of 2019, the Company recorded inventory reserves of $5,475 thousand related to certain legacy display products.

4. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2019 and December 31, 2018 are comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Buildings and related structures	$65,933	$70,665
Machinery and equipment	312,758	323,325
Finance lease right-of-use assets	2,368	—
Others	40,618	44,724

	421,677	438,714
Less: accumulated depreciation	(257,205)	(251,962)
Land	14,351	15,419

Property, plant and equipment, net	$178,823	$202,171

Aggregate depreciation expenses totaled $23,994 thousand and $23,272 thousand for the nine months ended September 30, 2019 and 2018, respectively.

As of June 29, 2018, the Company’s Korean subsidiary entered into an arrangement whereby it acquired a water treatment facility to support its fab in Gumi, Korea from SK Hynix for $4,172 thousand, and sold it for $4,172 thousand to a third party management company that the Company has engaged to run the facility for a 10-year term. This arrangement is accounted for as a financing due to the Company’s Korean subsidiary’s continuing involvement with the facility. As a result, on the acquisition date, the Company recorded the water treatment facility of $4,172 thousand as property, plant and equipment, net, which is depreciated over its estimated useful life. The Company also recorded the related liabilities of $553 thousand as other current liabilities and $3,619 thousand as other non-current liabilities, which relates to the financing and service portion of the arrangement and is amortized using the effective interest method over the contract period.

5. Intangible Assets

Intangible assets as of September 30, 2019 and December 31, 2018 are comprised of the following (in thousands):

	September 30, 2019
	Gross amount	Accumulated amortization	Net amount
Technology	$18,010	$(18,010)	$—
Customer relationships	25,866	(25,866)	—
Intellectual property assets	11,672	(7,759)	3,913

Intangible assets, net	$55,548	$(51,635)	$3,913

	December 31, 2018
	Gross amount	Accumulated amortization	Net amount
Technology	$19,350	$(19,350)	$—
Customer relationships	27,791	(27,791)	—
Intellectual property assets	11,571	(7,618)	3,953

Intangible assets, net	$58,712	$(54,759)	$3,953

Aggregate amortization expenses for intangible assets totaled $667 thousand and $611 thousand for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company adopted the new lease accounting standard as of January 1, 2019, using the modified retrospective transition method. The tables below present financial information related to the Company’s leases.

Supplemental balance sheet information related to leases is as follows (in thousands):

Leases	Classification	As of September 30, 2019
Assets
Operating lease	Operating lease right-of-use assets	$11,517
Finance lease	Property, plant and equipment, net	2,147

Total leased assets		$13,664

Liabilities
Current
Operating	Operating lease liabilities	$2,023
Finance	Other current liabilities	238
Non-current
Operating	Non-current operating lease liabilities	9,494
Finance	Other non-current liabilities	1,961

Total lease liabilities		$13,716

The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Operating lease cost	$767	$2,395
Finance lease cost
Amortization of right-of-use assets	74	228
Interest on lease liabilities	43	135

Total lease cost	$884	$2,758

The above table does not include an immaterial cost of short-term leases and a variable lease payment during the three and nine months ended September 30, 2019.

Other lease information is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$767	$2,395
Operating cash flows from finance leases	43	135
Financing cash flows from finance leases	56	174

As of September 30, 2019
Weighted average remaining lease term
Operating leases	12.4 years
Finance leases	10.5 years
Weighted average remaining lease term
Operating leases	7.96%
Finance leases	7.94%

The aggregate future lease payments for operating and finance leases as of September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$730	$100
2020	2,679	398
2021	1,306	398
2022	1,057	398
2023	1,048	398
Thereafter	11,281	1,555

Total future lease payments	18,101	3,247
Less: Present value adjustment	(6,584)	(1,048)

Present value of future payments	$11,517	$2,199

As of December 31, 2018, the minimum aggregate rental payments due under non-cancelable operating lease contracts are as follows (in thousands):

2019	$4,319
2020	3,569
2021	1,570
2022	1,319
2023	1,309
2024 and thereafter	13,978

$26,064

7. Accrued Expenses

Accrued expenses as of September 30, 2019 and December 31, 2018 are comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Payroll, benefits and related taxes, excluding severance benefits	$18,523	$14,548
Withholding tax attributable to intercompany interest income	22,705	20,879
Interest on senior notes	3,444	8,226
Outside service fees	888	935
Others	3,384	1,662

Accrued expenses	$48,944	$46,250

8. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.

Details of derivative contracts as of September 30, 2019 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
April 2, 2019	Zero cost collar	$15,000	October 2019 to December 2019
April 9, 2019	Zero cost collar	$15,000	October 2019 to December 2019
April 25, 2019	Zero cost collar	$15,000	October 2019 to December 2019
August 13, 2019	Zero cost collar	$60,000	January 2020 to June 2020
September 27, 2019	Zero cost collar	$42,000	January 2020 to June 2020

Details of derivative contracts as of December 31, 2018 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 27, 2018	Zero cost collar	$18,000	January 2019 to June 2019
June 27, 2018	Forward	$36,000	January 2019 to June 2019

The zero cost collar and forward contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as assets and liabilities as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2019	December 31, 2018
Asset Derivatives:
Zero cost collars	Other current assets	$13	$—
Liability Derivatives:
Zero cost collars	Other current liabilities	$2,234	$117
Forward	Other current liabilities	$—	$607

Offsetting of derivative assets and liabilities as of September 30, 2019 is as follows (in thousands):

As of September 30, 2019	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$13	$—	$13	$—	$—	$13
Liability Derivatives:
Zero cost collars	$2,234	$—	$2,234	$—	$(590)	$1,644

Offsetting of derivative liabilities as of December 31, 2018 is as follows (in thousands):

As of December 31, 2018	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$117	$—	$117	$—	$(360)	$(243)
Forward	$607	$—	$607	$—	$(1,450)	$(843)

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

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2019 and 2018 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations (Effective Portion)			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion) (1)
	Three Months Ended September 30,			Three Months Ended September 30,				Three Months Ended September 30,
	2019	2018		2019	2018			2019	2018
Zero cost collars	$(2,803)	$386	Net sales	$(1,600)	$—	Other income	(expense), net	$(33)	$18
Forwards	$—	$660	Net sales	$—	$(140)	Other income	(expense), net	$—	$(102)
Forwards—excluded time value (1)						Other income	(expense), net	$—	$(434)

	$(2,803)	$1,046		$(1,600)	$(140)			$(33)	$(518)

			Total Revenue	$229,677	$206,000

The following table summarizes the impact of derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations (Effective Portion)			Location/Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion) (1)
	Nine Months Ended September 30,			Nine Months Ended September 30,				Nine Months Ended September 30,
	2019	2018		2019	2018			2019	2018
Zero cost collars	$(3,905)	$(756)	Net sales	$(1,803)	$2,191	Other income	(expense), net	$(44)	$(300)
Forwards	$(1,798)	$(135)	Net sales	$(1,750)	$2,310	Other income	(expense), net	$(125)	$(1,765)
Forwards—excluded time value (1)						Other income	(expense), net	$—	$(161)

	$(5,703)	$(891)		$(3,553)	$4,501			$(169)	$(2,226)

			Total Revenue	$592,202	$571,504

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

As of September 30, 2019, the amount expected to be reclassified from accumulated other comprehensive income into loss within the next twelve months is $2,199 thousand.

The Company set aside $9,400 thousand and $4,000 thousand in cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and Deutsche Bank AG, Seoul Branch (“DB”), as required for the zero cost collar and forward contracts outstanding as of September 30, 2019 and December 31, 2018, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK and DB for any exposure in excess of $500 thousand, and $590 thousand and $1,810 thousand of additional cash collateral were required and recorded as hedge collateral on the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

These forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if the Company’s long-term debt rating falls below B-/B3 or if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained from the counterparty.

9. Fair Value Measurements

Fair Value of Financial Instruments

As of September 30, 2019, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value September 30, 2019	Fair Value Measurement September 30, 2019	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$13	$13	—	$13	—
Liabilities:
Derivative liabilities (other current liabilities)	$2,234	$2,234	—	$2,234	—

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

Fair Value of Long-Term Borrowings

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$81,594	$116,078	$81,418	$86,835
6.625% Senior Notes due July 2021 (Level 2)	$222,561	$219,765	$222,159	$202,046

On January 17, 2017, the Company’s wholly-owned subsidiary, MagnaChip Semiconductor S.A., closed an offering (the “Exchangeable Notes Offering”) of 5.0% Exchangeable Senior Notes due March 1, 2021 (the “Exchangeable Notes”), of $86,250 thousand, which represents the principal amount, excluding $5,902 thousand of debt issuance costs. In December 2018 and February 2019, MagnaChip Semiconductor S.A. repurchased a principal amount equal to $1,590 thousand and $920 thousand, respectively, of the Exchangeable Notes in the open market. The Company estimates the fair value of the Exchangeable Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the Exchangeable Notes, see Note 10, “Long-Term Borrowings.”

On July 18, 2013, the Company issued 6.625% senior notes due July 15, 2021 (the “2021 Notes”) of $225,000 thousand, which represents the principal amount, excluding $1,125 thousand of original issue discount and $5,039 thousand of debt issuance costs. In December 2018 and January 2019, the Company repurchased a principal amount equal to $500 thousand and $250 thousand, respectively, of the 2021 Notes in the open market. The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the 2021 Notes, see Note 10, “Long-Term Borrowings.”

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of September 30, 2019 and 2018, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

10. Long-Term Borrowings

Long-term borrowings as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
5.0% Exchangeable Senior Notes due March 2021	$83,740	$84,660
6.625% Senior Notes due July 2021	$224,250	$224,500
Less: unamortized discount and debt issuance costs	(3,835)	(5,583)

Long-term borrowings, net of unamortized discount and debt issuance costs	$304,155	$303,577

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three and nine months ended September 30, 2019 were $1,404 thousand and $4,206 thousand, respectively. Interest expense related to the Exchangeable Notes for the three and nine months ended September 30, 2018 were $1,422 thousand and $4,251 thousand, respectively.

In December 2018, the Company repurchased a principal amount equal to $1,590 thousand of the Exchangeable Notes in the open market, resulting in a loss of $234 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31, 2018. In February 2019, the Company repurchased a principal amount equal to $920 thousand of the Exchangeable Notes in the open market, resulting in a loss of $63 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the nine months ended September 30, 2019.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expense related to the 2021 Notes for the three and nine months ended September 30, 2019 was $3,935 thousand and $11,794 thousand, respectively. Interest expense related to the 2021 Notes for the three and nine months ended September 30, 2018 was $3,933 thousand and $11,785 thousand, respectively.

In December 2018, the Company repurchased a principal amount equal to $500 thousand of the 2021 Notes in the open market, resulting in a net gain of $28 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31, 2018. In January 2019, the Company repurchased a principal amount equal to $250 thousand of the 2021 Notes in the open market, resulting in a net gain of $21 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the nine months ended September 30, 2019.

11. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2019, 98% of employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2019		September 30, 2018
Beginning balance	$146,261	$149,408	$146,375	$149,795
Provisions	4,085	10,491	5,521	14,686
Severance payments	(1,616)	(6,195)	(3,250)	(9,004)
Translation adjustments	(5,413)	(10,387)	1,194	(5,637)

	143,317	143,317	149,840	149,840
Less: Cumulative contributions to severance insurance deposit accounts	(3,760)	(3,760)	(858)	(858)
The National Pension Fund	(211)	(211)	(236)	(236)
Group severance insurance plan	(552)	(552)	(598)	(598)

Accrued severance benefits, net	$138,794	$138,794	$148,148	$148,148

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

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2019	$551
2020	1,018
2021	1,485
2022	1,243
2023	1,679
2024	2,531
2025 – 2029	33,706

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

12. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2019 and December 31, 2018, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $679,585 thousand and $666,597 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,201.3:1, 1,118.1:1 using the first base rate as of September 30, 2019 and December 31, 2018, respectively, as quoted by the KEB Hana Bank.

13. Income Taxes

The Company files income tax returns in the U.S., Korea, Japan, Taiwan and various other jurisdictions. The Company is subject to income- or non-income-based tax examinations by tax authorities of the U.S., Korea and multiple other foreign jurisdictions, where applicable, for all open tax years.

Income tax expense recorded for the three and nine months ended September 30, 2019 was $1,454 thousand and $3,107 thousand, respectively. Income tax expense recorded for the three and nine months ended September 30, 2018 was $1,608 thousand and $4,119 thousand, respectively. Income tax expense was recorded for the Company’s Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 70% in 2018 and 60% in 2019.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted in the U.S. (the “Tax Reform Act”). The Tax Reform Act reduces the U.S. federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The Tax Reform Act contains several key provisions, including global intangible low tax income and foreign derived intangible income provisions. For the year ended December 31, 2018, the Company analyzed the mandatory deemed repatriation tax and concluded that the Company has no tax liability on previously untaxed accumulated earnings and profits of its foreign subsidiaries. Based on the review of the additional guidance and proposed regulations issued during the third quarter of 2019, there was no significant impact on the Company’s consolidated financial statements for the nine months ended September 30, 2019.

14. Geographic and Segment Information

The Company has two operating segments: its Foundry Services Group and Standard Products Group. The Company’s chief operating decision maker is its Chief Executive Officer, who allocates resources and assesses performance of the business and other activities based on gross profit.

The following sets forth information relating to the operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Sales
Foundry Services Group	$90,340	$83,862	$220,513	$242,198
Standard Products Group
Display Solutions	90,550	77,578	233,041	205,986
Power Solutions	48,690	44,458	138,443	123,153

Total Standard Products Group	139,240	122,036	371,484	329,139
All other	97	102	205	167

Total net sales	$229,677	$206,000	$592,202	$571,504

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gross Profit
Foundry Services Group	$25,547	$20,443	$41,361	$63,292
Standard Products Group	35,222	35,204	85,842	90,874
All other	97	102	204	18

Total gross profit	$60,866	$55,749	$127,407	$154,184

The Company’s revenue for Foundry Services Group is disaggregated depending on the timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$43,328	$47,012	$90,340	$102,888	$117,625	$220,513

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$26,257	$57,605	$83,862	$52,024	$190,174	$242,198

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
Korea	$70,965	$91,570
Asia Pacific (other than Korea)	138,125	93,475
U.S.A.	7,182	5,831
Europe	12,916	14,444
Others	489	680

Total	$229,677	$206,000

	Nine Months Ended
	September 30, 2019	September 30, 2018
Korea	$190,839	$204,319
Asia Pacific (other than Korea)	342,413	302,906
U.S.A.	20,784	29,242
Europe	36,935	33,041
Others	1,231	1,996

Total	$592,202	$571,504

For the three months ended September 30, 2019 and 2018, of the Company’s net sales in Asia Pacific (other than Korea), net sales in Greater China (China, Hong Kong and Macau) represented 73.4% and 64.1%, respectively, and net sales in Taiwan represented 22.3% and 29.7%, respectively.

For the nine months ended September 30, 2019 and 2018, of the Company’s net sales in Asia Pacific (other than Korea), net sales in Greater China (China, Hong Kong and Macau) represented 75.9% and 67.6%, respectively, and net sales in Taiwan represented 20.4% and 25.8%, respectively.

Net sales from the Company’s top ten largest customers accounted for 69% and 65% for the three months ended September 30, 2019 and 2018, respectively, and 68% and 62% for the nine months ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019, the Company had one customer that represented 34.0% of its net sales, and for the nine months ended September 30, 2019, the Company had one customer that represented 33.0% of its net sales.

For the three months ended September 30, 2018, the Company had two customers that represented 18.8% and 17.6% of its net sales, respectively, and for the nine months ended September 30, 2018, the Company had two customers that represented 21.6% and 13.0% of its net sales, respectively.

98% of the Company’s property, plant and equipment are located in Korea as of September 30, 2019.

15. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following as of September 30, 2019 and December 31, 2018, respectively (in thousands):

	September 30, 2019	December 31, 2018
Foreign currency translation adjustments	$10,854	$(20,061)
Derivative adjustments	(2,199)	(49)

Total	$8,655	$(20,110)

Changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2019 and 2018 are as follows (in thousands):

Three Months Ended September 30, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(5,077)	$(996)	$(6,073)

Other comprehensive income (loss) before reclassifications	15,931	(2,803)	13,128
Amounts reclassified from accumulated other comprehensive loss	—	1,600	1,600

Net current-period other comprehensive income (loss)	15,931	(1,203)	14,728

Ending balance	$10,854	$(2,199)	$8,655

Three Months Ended September 30, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(18,780)	$(1,279)	$(20,059)

Other comprehensive income (loss) before reclassifications	(3,827)	1,046	(2,781)
Amounts reclassified from accumulated other comprehensive loss	—	140	140

Net current-period other comprehensive income (loss)	(3,827)	1,186	(2,641)

Ending balance	$(22,607)	$(93)	$(22,700)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018 are as follows (in thousands):

Nine Months Ended September 30, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,061)	$(49)	$(20,110)

Other comprehensive income (loss) before reclassifications	30,915	(5,703)	25,212
Amounts reclassified from accumulated other comprehensive loss	—	3,553	3,553

Net current-period other comprehensive income (loss)	30,915	(2,150)	28,765

Ending balance	$10,854	$(2,199)	$8,655

Nine Months Ended September 30, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,413)	$5,299	$(33,114)

Other comprehensive income (loss) before reclassifications	15,806	(891)	14,915
Amounts reclassified from accumulated other comprehensive income	—	(4,501)	(4,501)

Net current-period other comprehensive income (loss)	15,806	(5,392)	10,414

Ending balance	$(22,607)	$(93)	$(22,700)

There was no income tax impact related to changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

16. Earnings (Loss) per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(In thousands of US dollars, except share data)
Basic Earnings (Loss) per Share
Net income (loss)	$(1,607)	$17,222

Basic weighted average common stock outstanding	34,357,745	34,573,377
Basic earnings (loss) per share	$(0.05)	$0.50
Diluted Earnings (Loss) per Share
Net income (loss)	$(1,607)	$17,222
Add back: Interest expense on Exchangeable Notes	—	1,422

Net income (loss) allocated to common stockholders	$(1,607)	$18,644

Basic weighted average common stock outstanding	34,357,745	34,573,377
Net effect of dilutive equity awards	—	1,000,020
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	—	10,448,213

Diluted weighted average common stock outstanding	34,357,745	46,021,610
Diluted earnings (loss) per share	$(0.05)	$0.41

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(In thousands of US dollars, except share data)
Basic and Diluted Loss per Share
Net loss	$(45,252)	$(1,520)

Basic and diluted weighted average common stock outstanding	34,266,513	34,416,887
Basic and diluted loss per share	$(1.32)	$(0.04)

The following outstanding instruments were excluded from the computation of diluted earnings (loss) per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Options	2,479,423	723,117	2,479,423	2,684,558
Restricted Stock Units	592,967	—	592,967	581,759

For the three months ended September 30, 2019, 10,144,155, for the nine months ended September 30, 2019, 10,156,810, and for the nine months ended September 30, 2018, 10,448,213, of potential common stock from the assumed conversion of Exchangeable Notes were excluded from the computation of diluted loss per share as the effect was anti-dilutive for the periods.

17. Commitments and Contingencies

Long-term Purchase Agreements and Advances to Suppliers

The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequacy supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of September 30, 2019 and December 31, 2018, respectively.

The Company, from time to time, may make prepayments to suppliers to procure materials to meet its planned production. The Company recorded prepayments of $5,847 thousand and $8,132 thousand as other current assets as of September 30, 2019 and December 31, 2018, respectively.

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

Within our Standard Products Group, net sales are driven by design wins in which we are selected by an electronics original equipment manufacturer (“OEM”) or other potential customer to supply its demand for a particular product. A customer will often have more than one supplier designed in to multi-source components for a particular product line. Once we have design wins and the products enter into mass production, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used, the inventory levels maintained by our customers and in some cases, allocation of demand for components for a particular product among selected qualified suppliers.

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

Since 2007, we have designed and manufactured organic light emitting diodes (“OLED”) display driver integrated circuits (“ICs”) in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to an external foundry from the second half of 2015. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of advanced OLED products to external foundries, we are able to dynamically adapt to the changing customer requirements and address growing markets without substantial capital investments by us. Both at the internal manufacturing facilities and external foundries, we apply our unique OLED process patents as well as other intellectual property, proprietary process design kits and custom design-flow methodologies.

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

Recent Developments

Strategic Evaluation

On February 14, 2019, we announced that we have undertaken a strategic evaluation of our Foundry Services Group business and the fabrication facility located in Cheongju (“Fab 4”), the larger of our two 8-inch manufacturing facilities. Fab 4 is an analog and mixed-signal fab that produces approximately 73% of our total capacity, and is used primarily to meet wafer demand from customers of our Foundry Services Group that rely on outside suppliers. Certain customer products of our Foundry Service Group are currently manufactured in our smaller 8-inch fabrication facility in Gumi. We have engaged J.P. Morgan Securities LLC as our financial advisor to assist in the evaluation and we have also retained legal advisors to assist in the evaluation. For the nine months ended September 30, 2019, we recorded $2.6 million in legal and consulting service fees incurred in connection with the strategic evaluation and recorded such costs as restructuring and other charges in our consolidated statements of operations.

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

•

Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer 492 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (“CMOS”), non-volatile memory or bipolar-CMOS-DMOS (“BCD”). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. Our Foundry Services Group business represented 37.2% and 42.4% of our net sales for the nine months ended September 30, 2019 and September 30, 2018, respectively. Gross profit from our Foundry Services Group business was $41.4 million and $63.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

•

Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (“UHD”), high definition (“HD”), light emitting diode (“LED”), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (“LTPS”), as well as high-volume display technologies such as thin film transistors (“TFT”). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (“WQHD”) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (“MOSFETs”), insulated-gate bipolar transistors (“IGBTs”), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. Our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 62.7% and 57.6% of our net sales for the nine months ended September 30, 2019 and September 30, 2018, respectively. Gross profit from our Standard Products Group was $85.8 million and $90.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other charges, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss, net, (v) restatement related gain, (vi) loss on early extinguishment of long-term borrowings, net and (vii) others. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expense, and depreciation and amortization.

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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In millions)
Net income (loss)	$(1.6)	$(45.3)	$17.2	$(1.5)
Interest expense, net	5.0	15.1	5.1	15.2
Income tax expense	1.5	3.1	1.6	4.1
Depreciation and amortization	8.2	24.7	7.9	23.9
EBITDA	$13.0	$(2.4)	$31.8	$41.7
Adjustments:
Restructuring and other charges(a)	0.8	4.8	—	—
Equity-based compensation expense(b)	0.5	1.9	1.1	3.1
Foreign currency loss (gain), net(c)	21.2	41.6	(6.0)	20.1
Derivative valuation loss, net(d)	0.0	0.2	0.5	2.2
Restatement related gain(e)	—	—	—	(0.8)
Loss on early extinguishment of long-term borrowings, net(f)	—	0.0	—	—
Others(g)	—	0.6	0.5	0.5

Adjusted EBITDA	$35.5	$46.8	$27.9	$66.9

(a)

For the three months ended September 30, 2019, this adjustment eliminates $0.8 million in legal and consulting service fees incurred in connection with our strategic evaluation. For the nine months ended September 30, 2019, this adjustment eliminates the impact of a $2.2 million restructuring-related charge to our fab employees and $2.6 million in legal and consulting service fees incurred in connection with our strategic evaluation. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

(d)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives. For the three and nine months ended September 30, 2019, this adjustment represents derivatives value changes excluded from the risk being hedged. For the three and nine months ended September 30, 2018, this adjustment represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(e)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For the nine months ended September 30, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers.

(f)

For the nine months ended September 30, 2019, this adjustment eliminates $0.04 million in expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.

(g)

For the nine months ended September 30, 2019, this adjustment eliminates $0.5 million in legal settlement charge related to a dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

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

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other charges, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss, net, (v) restatement related gain, (vi) loss on early extinguishment of long-term borrowings, net and (vii) others.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In millions)
Net income (loss)	$(1.6)	$(45.3)	$17.2	$(1.5)
Adjustments:
Restructuring and other charges(a)	0.8	4.8	—	—
Equity-based compensation expense(b)	0.5	1.9	1.1	3.1
Foreign currency loss (gain), net(c)	21.2	41.6	(6.0)	20.1
Derivative valuation loss, net(d)	0.0	0.2	0.5	2.2
Restatement related gain(e)	—	—	—	(0.8)
Loss on early extinguishment of long-term borrowings, net(f)	—	0.0	—	—
Others(g)	—	0.6	0.5	0.5

Adjusted Net Income	$20.9	$3.9	$13.3	$23.6

(a)

For the three months ended September 30, 2019, this adjustment eliminates $0.8 million in legal and consulting service fees incurred in connection with our strategic evaluation. For the nine months ended September 30, 2019, this adjustment eliminates the impact of a $2.2 million restructuring-related charge to our fab employees and $2.6 million in legal and consulting service fees incurred in connection with our strategic evaluation. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

(d)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives. For the three and nine months ended September 30, 2019, this adjustment represents derivatives value changes excluded from the risk being hedged. For the three and nine months ended September 30, 2018, this adjustment represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(e)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For the nine months ended September 30, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers.

(f)

For the nine months ended September 30, 2019, this adjustment eliminates $0.04 million in expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.

(g)

For the nine months ended September 30, 2019, this adjustment eliminates $0.5 million in legal settlement charge related to a dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

There was no tax impact from the adjustments to net loss to calculate our Adjusted Net Income for the nine months ended September 30, 2019 and 2018 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net loss used to calculate Adjusted Net Income were applied consistently to the periods presented.

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

Prior to the adoption of the new revenue standard effective on January 1, 2018, we had historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. After the adoption of the new revenue standard effective on January 1, 2018, we recognize revenue over time for those foundry products without alternative use where we have an enforceable right to payment for the related foundry services completed to date. For the nine months ended September 30, 2019 and 2018, we sold products to 333 and 345 customers, respectively, and our net sales to our ten largest customers represented 68% and 62% of our net sales, respectively. We have a combined production capacity of approximately 113,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2019, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-US currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in US dollars converted from our non-US revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the US dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in US dollars relative to Korean won, depreciation in the US dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the US dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the US dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars. As of September 30, 2019, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $679.6 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Results of Operations – Comparison of Three Months Ended September 30, 2019 and Three Months Ended September 30, 2018

The following table sets forth consolidated results of operations for the three months ended September 30, 2019 and the three months ended September 30, 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$229.7	100.0%	$206.0	100.0%	$23.7
Cost of sales	168.8	73.5	150.3	72.9	18.6

Gross profit	60.9	26.5	55.7	27.1	5.1

Selling, general and administrative expenses	16.8	7.3	18.6	9.0	(1.8)
Research and development expenses	17.4	7.6	18.9	9.2	(1.6)
Restructuring and other charges	0.8	0.3	—	—	0.8

Operating income	25.9	11.3	18.3	8.9	7.7

Interest expense	(5.7)	(2.5)	(5.6)	(2.7)	(0.1)
Foreign currency gain (loss), net	(21.2)	(9.2)	6.0	2.9	(27.2)
Others, net	0.8	0.3	0.2	0.1	0.6

	(26.1)	(11.4)	0.6	0.3	(26.6)

Income (loss) before income tax expense	(0.2)	(0.1)	18.8	9.1	(19.0)
Income tax expense	1.5	0.6	1.6	0.8	(0.2)

Net income (loss)	$(1.6)	(0.7)	$17.2	8.4	$(18.8)

Results by Segment

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$90.3	39.3%	$83.9	40.7%	$6.5
Standard Products Group
Display Solutions	90.6	39.4	77.6	37.7	13.0
Power Solutions	48.7	21.2	44.5	21.6	4.2

Total Standard Products Group	139.2	60.6	122.0	59.2	17.2
All other	0.1	0.0	0.1	0.0	(0.0)

Total net sales	$229.7	100.0%	$206.0	100.0%	$23.7

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$25.5	28.3%	$20.4	24.4%	$5.1
Standard Products Group	35.2	25.3	35.2	28.8	0.0
All other	0.1	100.0	0.1	100.0	(0.0)

Total gross profit	$60.9	26.5%	$55.7	27.1%	$5.1

Net Sales

Net sales were $229.7 million for the three months ended September 30, 2019, a $23.7 million, or 11.5%, increase compared to $206.0 million for the three months ended September 30, 2018. This increase was primarily attributable to an increase in revenue from both of our Foundry Services Group and Standard Products Group segments as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $90.3 million for the three months ended September 30, 2019, a $6.5 million, or 7.7%, increase compared to $83.9 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in sales of certain communication-related products from global power management IC foundry customers and higher sales of certain gate driver ICs for a foundry customer serving the global computing sector, which was offset in part by a decrease in demand from a customer serving the low- to mid-range mobile phone market.

Standard Products Group. Net sales from our Standard Products Group segment were $139.2 million for the three months ended September 30, 2019, a $17.2 million, or 14.1%, increase compared to $122.0 million for the three months ended September 30, 2018. This increase was primarily attributable to an increase in revenue related to our mobile OLED display driver ICs due to an increase in new OLED smartphones by Chinese and Korean manufacturers and higher demand for premium power products such as high-end MOSFETs primarily for TV and industrial applications. This increase was offset in part by a strategic reduction of our lower margin LCD business.

Gross Profit

Total gross profit was $60.9 million for the three months ended September 30, 2019 compared to $55.7 million for the three months ended September 30, 2018, representing a $5.1 million, or 9.2%, increase. Gross profit as a percentage of net sales for the three months ended September 30, 2019 decreased to 26.5% compared to 27.1% for the three months ended September 30, 2018. The decrease in gross profit as a percentage of net sales was primarily attributable to a decrease in gross profit as a percentage of net sales from our Standard Products Group as further described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $25.5 million for the three months ended September 30, 2019, a $5.1 million, or 25.0%, increase compared to $20.4 million for the three months ended September 30, 2018. Gross profit as a percentage of net sales for the three months ended September 30, 2019 increased to 28.3% compared to 24.4% for the three months ended September 30, 2018. The increase in both gross profit and gross profit margin was primarily attributable to a favorable product mix and an increase in the utilization rate.

Standard Products Group. Gross profit from our Standard Products Group segment was $35.2 million for the three months ended September 30, 2019, which remained flat, compared to $35.2 million for the three months ended September 30, 2018. Gross profit as a percentage of net sales for the three months ended September 30, 2019 decreased to 25.3% compared to 28.8% for the three months ended September 30, 2018. The decrease in gross profit margin was primarily attributable to an unfavorable product mix and an impact from lower yield of a newly introduced mobile display product during an early stage of production.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the three months ended September 30, 2019 and the three months ended September 30, 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$71.0	30.9%	$91.6	44.5%	$(20.6)
Asia Pacific (other than Korea)	138.1	60.1	93.5	45.4	44.7
United States	7.2	3.1	5.8	2.8	1.4
Europe	12.9	5.6	14.4	7.0	(1.5)
Others	0.5	0.2	0.7	0.3	(0.2)

	$229.7	100.0%	$206.0	100.0%	$23.7

Net sales in Korea for the three months ended September 30, 2019 decreased from $91.6 million to $71.0 million compared to the three months ended September 30, 2018, or by $20.6 million, or 22.5%, primarily due to a decrease in revenue related to mobile OLED display driver ICs and a strategic reduction of lower margin LCD business. This decrease was offset in part by higher sales of certain gate driver ICs for a foundry customer serving the global computing sector and increased sales of our premium power products.

Net sales in Asia Pacific (other than Korea) for the three months ended September 30, 2019 increased from $93.5 million to $138.1 million compared to the three months ended September 30, 2018, or by $44.7 million, or 47.8%, primarily due to an increase in revenue related to mobile OLED display driver ICs in connection with an increase in new OLED smartphones by Chinese and Korean manufacturers, and an increase in sales of a certain communication-related products from a global power management IC foundry customer.

Net sales in the United States for the three months ended September 30, 2019 increased from $5.8 million to $7.2 million compared to the three months ended September 30, 2018, or by $1.4 million, or 23.2%, primarily due to an increase in sales of certain products from a global power management IC foundry customer.

Net sales in Europe for the three months ended September 30, 2019 decreased from $14.4 million to $12.9 million compared to the three months ended September 30, 2018, or by $1.5 million, or 10.6%, primarily due to a decrease in sales of sensor-related ICs for automotive applications, which was offset in part by an increase in sales of certain charger related products in the communications industry.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.8 million, or 7.3% of net sales, for the three months ended September 30, 2019, compared to $18.6 million, or 9.0% of net sales, for the three months ended September 30, 2018. The decrease of $1.8 million, or 9.4%, was primarily attributable to a decrease in certain employee incentives, equity-based compensation and legal and consulting service fees.

Research and Development Expenses. Research and development expenses were $17.4 million, or 7.6% of net sales, for the three months ended September 30, 2019, compared to $18.9 million, or 9.2% of net sales, for the three months ended September 30, 2018. The decrease of $1.6 million, or 8.2%, was primarily attributable to a decrease in certain employee incentives, and a decrease in outside service fees and various overhead expenses.

Restructuring and Other Charges. Restructuring and other charges were $0.8 million for the three months ended September 30, 2019, which were resulted from legal and consulting service fees incurred in connection with the strategic evaluation of our Foundry Services Group business and Fab 4.

Operating Income

As a result of the foregoing, an operating income of $25.9 million was recorded for the three months ended September 30, 2019 compared to an operating income of $18.3 million for the three months ended September 30, 2018. As discussed above, the increase in operating income of $7.7 million resulted primarily from a $5.1 million increase in gross profit, a $1.8 million decrease in selling, general and administrative expenses, and a $1.6 million decrease in research and development expenses, which was partially offset by a $0.8 million increase in restructuring and other charges.

Other Income

Interest Expense. Interest expenses were $5.7 million and $5.6 million for the three months ended September 30, 2019 and September 30, 2018, respectively.

Foreign Currency Gain (Loss), Net. Net foreign currency loss for the three months ended September 30, 2019 was $21.2 million compared to net foreign currency gain of $6.0 million for the three months ended September 30, 2018. The net foreign currency loss for the three months ended September 30, 2019 was due to the depreciation in value of Korean won relative to the US dollar during the period. The net foreign currency gain for the three months ended September 30, 2018 was due to the appreciation in value of Korean won relative to the US dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars, and is affected by changes in the exchange rate between the Korean won and the US dollar. As of September 30, 2019 and September 30, 2018, the outstanding intercompany loan balances, including accrued interests between our Korean subsidiary and our Dutch subsidiary were $679.6 million and $680.4 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature, because management intended to settle these intercompany balances at their respective maturity dates.

Others, Net. Others, Net were comprised of rental income, interest income, and gains and losses from the valuation of derivatives which were designated as hedging instruments. Others, Net for the three months ended September 30, 2019 and the three months ended September 30, 2018 were $0.8 million and $0.2 million, respectively.

Income Tax Expense

Income tax expense was $1.5 million and $1.6 million for the three months ended September 30, 2019 and for the three months ended September 30, 2018, respectively. Income tax expense was recorded for our Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 60% in 2019 and 70% in 2018.

Net Income (Loss)

As a result of the foregoing, a net loss of $1.6 million was recorded for the three months ended September 30, 2019, compared to a net income of $17.2 million for the three months ended September 30, 2018. As discussed above, the decrease in net income of $18.8 million primarily resulted from a $27.2 million increase in net foreign currency loss, which was offset in part by a $7.7 million increase in operating income.

Results of Operations – Comparison of Nine Months Ended September 30, 2019 and Nine Months Ended September 30, 2018

The following table sets forth consolidated results of operations for the nine months ended September 30, 2019 and the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$592.2	100.0%	$571.5	100.0%	$20.7
Cost of sales	464.8	78.5	417.3	73.0	47.5

Gross profit	127.4	21.5	154.2	27.0	(26.8)

Selling, general and administrative expenses	51.9	8.8	55.1	9.6	(3.3)
Research and development expenses	56.4	9.5	59.5	10.4	(3.1)
Restructuring and other charges	4.8	0.8	—	—	4.8

Operating income	14.4	2.4	39.6	6.9	(25.2)

Interest expense	(17.0)	(2.9)	(16.5)	(2.9)	(0.4)
Foreign currency loss, net	(41.6)	(7.0)	(20.1)	(3.5)	(21.5)
Loss on early extinguishment of long-term borrowings, net	(0.0)	(0.0)	—	—	(0.0)
Others, net	2.1	0.4	(0.3)	(0.1)	2.4

	(56.5)	(9.5)	(37.0)	(6.5)	(19.6)

Income (loss) before income tax expense	(42.1)	(7.1)	2.6	0.5	(44.7)
Income tax expense	3.1	0.5	4.1	0.7	(1.0)

Net loss	$(45.3)	(7.6)	$(1.5)	(0.3)	$(43.7)

Results by Segment

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$220.5	37.2%	$242.2	42.4%	$(21.7)
Standard Products Group
Display Solutions	233.0	39.4	206.0	36.0	27.1
Power Solutions	138.4	23.4	123.2	21.5	15.3

Total Standard Products Group	371.5	62.7	329.1	57.6	42.3
All other	0.2	0.0	0.2	0.0	0.0

Total net sales	$592.2	100.0%	$571.5	100.0%	$20.7

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$41.4	18.8%	$63.3	26.1%	$(21.9)
Standard Products Group	85.8	23.1	90.9	27.6	(5.0)
All other	0.2	99.5	0.0	10.8	0.2

Total gross profit	$127.4	21.5%	$154.2	27.0%	$(26.8)

Net Sales

Net sales were $592.2 million for the nine months ended September 30, 2019, a $20.7 million, or 3.6%, increase compared to $571.5 million for the nine months ended September 30, 2018. This increase was primarily attributable to an increase in revenue from our Standard Products Group, which was offset in part by an increase in revenue from our Foundry Services Group as described below.

Foundry Services Group. Net sales from our Foundry Services Group segment were $220.5 million for the nine months ended September 30, 2019, a $21.7 million, or 9.0%, decrease compared to $242.2 million for the nine months ended September 30, 2018. The decrease was primarily attributable to weaker demand from our foundry customers during the first half of 2019 as a result of softening global market conditions, including macroeconomic uncertainties, and us being more selective about new business as a result of our strategic evaluation of our Foundry Services Group business and Fab 4. This decrease was offset in part by an increase in sales of certain communication-related products from global power management IC foundry customers and higher sales of certain gate driver ICs for a foundry customer serving the global computing sector.

Standard Products Group. Net sales from our Standard Products Group segment were $371.5 million for the nine months ended September 30, 2019, a $42.3 million, or 12.9%, increase compared to $329.1 million for the nine months ended September 30, 2018. This increase was primarily attributable to an increase in revenue related to our mobile OLED display driver ICs due to an increase in new OLED smartphones by Chinese and Korean manufacturers and higher demand for premium power products such as high-end MOSFETs and IGBTs primarily for TV and industrial applications. This increase was offset in part by a strategic reduction of our lower margin LCD business.

Gross Profit

Total gross profit was $127.4 million for the nine months ended September 30, 2019 compared to $154.2 million for the nine months ended September 30, 2018, representing a $26.8 million, or 17.4%, decrease. Gross profit as a percentage of net sales for the nine months ended September 30, 2019 decreased to 21.5% compared to 27.0% for the nine months ended September 30, 2018. The decrease in gross profit and gross profit as a percentage of net sales was due to a decrease in gross profit and gross profit as a percentage of net sales in both of our Foundry Services Group and Standard Products Group segments as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $41.4 million for the nine months ended September 30, 2019, a $21.9 million, or 34.7%, decrease compared to $63.3 million for the nine months ended September 30, 2018. Gross profit as a percentage of net sales for the nine months ended September 30, 2019 decreased to 18.8% compared to 26.1% for the nine months ended September 30, 2018. The decrease in both gross profit and gross profit margin was primarily attributable to an unfavorable product mix and a significant drop in the utilization rate during the first half of 2019, which was affected in part by a softening of global market conditions, including macroeconomic uncertainties, and by being more selective about new business as a result of the strategic evaluation of our Foundry Services Group business and Fab 4.

Standard Products Group. Gross profit from our Standard Products Group segment was $85.8 million for the nine months ended September 30, 2019, a $5.0 million, or 5.5%, decrease from $90.9 million for the nine months ended September 30, 2018. Gross profit as a percentage of net sales for the nine months ended September 30, 2019 decreased to 23.1% compared to 27.6% for the nine months ended September 30, 2018. The decrease in both gross profit and gross profit margin was primarily attributable to inventory reserves related to certain legacy display products, a significant drop in the utilization rate during the first half of 2019 and an impact from lower yield of a newly introduced mobile display product during an early stage of production. This decrease was offset in part by a better product mix from an increase in sales of premium power products such as high-end MOSFETs and IGBTs primarily for TV and industrial applications.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the nine months ended September 30, 2019 and the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$190.8	32.2%	$204.3	35.8%	$(13.5)
Asia Pacific (other than Korea)	342.4	57.8	302.9	53.0	39.5
United States	20.8	3.5	29.2	5.1	(8.5)
Europe	36.9	6.2	33.0	5.8	3.9
Others	1.2	0.2	2.0	0.3	(0.8)

	$592.2	100.0%	$571.5	100.0%	$20.7

Net sales in Korea for the nine months ended September 30, 2019 decreased from $204.3 million to $190.8 million compared to the nine months ended September 30, 2018, or by $13.5 million, or 6.6%, primarily due to a decrease in revenue related to mobile OLED display driver ICs and a strategic reduction of lower margin LCD business. This decrease was offset in part by higher sales of certain gate driver ICs for a foundry customer serving the global computing sector and increased sales of our premium power products.

Net sales in Asia Pacific (other than Korea) for the nine months ended September 30, 2019 increased from $302.9 million to $342.4 million compared to the nine months ended September 30, 2018, or by $39.5 million, or 13.0%, primarily due to an increase in revenue related to mobile OLED display driver ICs in connection with an increase in new OLED smartphones by Chinese and Korean manufacturers. This increase was offset in part by weaker demand during the first half of 2019 from our foundry customers in part as a result of softening global market conditions, including macroeconomic uncertainties, us being more selective about new business as a result of the strategic evaluation of the Foundry business and Fab 4, and a lower demand for certain of our lower margin power products.

Net sales in the United States for the nine months ended September 30, 2019 decreased from $29.2 million to $20.8 million compared to the nine months ended September 30, 2018, or by $8.5 million, or 28.9%, primarily due to a decrease in sales of certain products from a global power management IC foundry customer.

Net sales in Europe for the nine months ended September 30, 2019 increased from $33.0 million to $36.9 million compared to the nine months ended September 30, 2018, or by $3.9 million, or 11.8%, primarily due to an increase in sales of certain charger-related products in the communications industry, which was offset in part by lower demand from a customer serving the high-end smartphone market.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $51.9 million, or 8.8% of net sales, for the nine months ended September 30, 2019, compared to $55.1 million, or 9.6% of net sales, for the nine months ended September 30, 2018. The decrease of $3.3 million, or 5.9%, was primarily attributable to a decrease in certain employee incentives, equity-based compensation and legal and consulting service fees.

Research and Development Expenses. Research and development expenses were $56.4 million, or 9.5% of net sales, for the nine months ended September 30, 2019, compared to $59.5 million, or 10.4% of net sales, for the nine months ended September 30, 2018. The decrease of $3.1 million, or 5.3%, was primarily attributable to a decrease in certain employee incentives, and a decrease in outside service fees and various overhead expenses, which was offset in part by an increase in development activities for our 28-nanometer OLED display driver ICs.

Restructuring and Other Charges. Restructuring and other charges were $4.8 million for the nine months ended September 30, 2019, which were resulted from a $2.2 million restructuring related charge to our fab employees and $2.6 million in legal and consulting service fees incurred in connection with the strategic evaluation of our Foundry Services Group business and Fab 4.

Operating Income

As a result of the foregoing, an operating income of $14.4 million was recorded for the nine months ended September 30, 2019 compared to an operating income of $39.6 million for the nine months ended September 30, 2018. As discussed above, the decrease in operating income of $25.2 million was resulted primarily from a $26.8 million decrease in gross profit and a $4.8 million increase in restructuring and other charges, which was partially offset by a $3.3 million decrease in selling, general and administrative expenses and a $3.1 million decrease in research and development expenses.

Other Income

Interest Expense. Interest expenses were $17.0 million and $16.5 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the nine months ended September 30, 2019 was $41.6 million compared to net foreign currency loss of $20.1 million for the nine months ended September 30, 2018, which was due to the depreciation in value of the Korean won relative to the US dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars, and is affected by changes in the exchange rate between the Korean won and the US dollar. As of September 30, 2019 and September 30, 2018, the outstanding intercompany loan balances, including accrued interests between our Korean subsidiary and our Dutch subsidiary were $679.6 million and $680.4 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on Early Extinguishment of Long-Term Borrowings, Net. For the nine months ended September 30, 2019, we repurchased a principal amount of $0.3 million and $0.9 million of the 2021 Notes and the Exchangeable Notes, respectively. In connection with these repurchases, we recognized a $0.04 million of net loss.

Others, Net. Others, Net were comprised of rental income, interest income, and gains and losses from the valuation of derivatives which were designated as hedging instruments. Others, Net for the nine months ended September 30, 2019 and the nine months ended September 30, 2018 were $2.1 million and negative $0.3 million, respectively.

Income Tax Expense

Income tax expense was $3.1 million and $4.1 million for the nine months ended September 30, 2019 and for the nine months ended September 30, 2018, respectively. Income tax expense was recorded for our Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 60% in 2019 and 70% in 2018.

Net Loss

As a result of the foregoing, a net loss of $45.3 million was recorded for the nine months ended September 30, 2019, compared to a net loss of $1.5 million for the nine months ended September 30, 2018. As discussed above, the increase in net loss of $43.7 million primarily resulted from a $25.2 million decrease in operating income and a $21.5 million increase in net foreign currency loss.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2019, we did not have any accounts payable on extended terms or payment deferment with our vendors.

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

Cash Flows from Operating Activities

Cash inflow provided by operating activities totaled $30.0 million for the nine months ended September 30, 2019, compared to $25.0 million for the nine months ended September 30, 2018. The net operating cash inflow for the nine months ended September 30, 2019 reflects our net loss of $45.3 million, as adjusted favorably by $89.9 million, which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency loss, and net unfavorable impact of $14.6 million from changes of operating assets and liabilities.

Our working capital balance as of September 30, 2019 was $222.1 million compared to $220.1 million as of December 31, 2018. The change was primarily attributable to the timing of cash received and payments made related to account receivables and account payables, respectively.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $22.6 million for the nine months ended September 30, 2019, compared to $21.3 million of cash outflow used in investing activities for the nine months ended September 30, 2018. The $1.3 million increase was primarily attributable to a $4.7 million net increase in hedge collateral, a $1.5 million net increase in guarantee deposit, and $1.5 million decrease in proceed from disposal of plant, property and equipment, which was partially offset by a $6.5 million decrease in the purchase of plant, property and equipment. The purchase of plant, property and equipment for the nine months ended September 30, 2018 includes a $4.3 million payment for the purchase of certain facilities related to a water treatment facility arrangement.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $3.3 million for the nine months ended September 30, 2019, compared to $5.1 million of cash inflow provided by financing activities for the nine months ended September 30, 2018. The financing cash outflow for the nine months ended September 30, 2019 was primarily attributable to a payment of $1.2 million for the repurchases of 2021 Notes and Exchangeable Notes in the first quarter of 2019 and a payment of $2.4 million for the repurchases of our common stock in January 2019 pursuant to our stock repurchase plan. The financing cash inflow for the nine months ended September 30, 2018 was primarily attributable to proceeds of $4.3 million in connection with the water treatment facility arrangement.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the nine months ended September 30, 2019, capital expenditures for plant, property and equipment were $16.7 million, a $6.5 million, or $27.9%, decrease from $23.2 million, including a $4.3 million payment for the purchase of certain facilities related to a water treatment facility arrangement, for the nine months ended September 30, 2018. The capital expenditures for the nine months ended September 30, 2019 were related to meeting our customer demand, and supporting technology and facility improvement at our fabrication facilities.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2019:

	Payments Due by Period
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(In millions)
Exchangeable Notes(1)	$90.0	$—	$4.2	$85.8	$—	$—	$—
Senior notes(2)	254.0	—	14.9	239.1	—	—	—
Operating leases(3)	18.1	0.8	2.7	1.3	1.1	1.0	11.3
Finance leases(3)	3.2	0.1	0.4	0.4	0.4	0.4	1.6
Water Treatment Services(3)(4)	47.7	2.0	8.1	8.0	8.0	5.5	16.1
Others(5)	21.1	2.3	13.4	4.9	0.3	0.1	0.2

(1)

Interest payments as well as $83.7 million aggregate principal amount of the Exchangeable Notes outstanding as of September 30, 2019, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier exchanged at the price of approximately $8.26 per share of common stock.

(2)

Interest payments as well as $224.3 million aggregate principal amount of the 2021 Notes outstanding as of September 30, 2019, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.

(3)	Assumes constant currency exchange rate for Korean won to US dollars of 1,201.3:1, the exchange rate as of September 30, 2019.
(4)	Includes future payments for water treatment services for our fabrication facilities in Korea based on the contractual terms.
(5)	Includes license agreements, funding obligations for the accrued severance benefits and other contractual obligations.

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

Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of September 30, 2019, our accrued severance benefits totaled $138.8 million and cumulative contributions to these severance insurance deposit accounts amounted to $3.8 million. Our related cash payments for future contributions are $0.8 million and $3.3 million for the remaining period of 2019 and 2020, respectively, to the extent that our obligations are contractual, fixed and reasonably estimable.

We follow US GAAP guidance on uncertain tax positions. Our unrecognized tax benefit totaled $0.4 million as of September 30, 2019. This unrecognized tax benefit has been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authority.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than US dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2019, for our Korean subsidiary, a 10% devaluation of the Korean won against the US dollar would have resulted in a decrease of $0.2 million in our US dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of September 30, 2019, $83.74 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of September 30, 2019, $224.25 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

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

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2018 Form 10-K.

See also “Part I: Item 1A. Risk Factors” and Note 18 to our consolidated financial statements in our 2018 Form 10-K for additional information.

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

We are subject to risks and uncertainties related to the strategic review of our Foundry Services Group business and related fabrication facility.

In February 2019, we announced that we had initiated, with the assistance of external financial and legal advisors, a strategic review of our Foundry Services Group business and the fabrication facility located in Cheongju (“Fab 4”), the larger of our two 8-inch manufacturing facilities. There can be no assurance that the strategic review will result in a sale of the Foundry Services Group business, Fab 4, or any other transaction that we may consider in connection with such review, including accretive business conversions, joint ventures and partnerships. Since announcing the strategic review process, we have incurred, and expect to continue to incur, significant expenses in connection with the strategic review process, and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the strategic review. While this strategic review is ongoing, we are exposed to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the review process; the diversion of management’s time to the review; potential loss of Foundry Services Group customers or future sales; and exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom, all of which could disrupt and negatively affect our business. In addition, speculation regarding any developments related to this strategic review and perceived uncertainties related to the future of our Foundry Services Group business and Fab 4 could cause our stock price to fluctuate significantly. There is no finite timetable for completion of the strategic review, and we can provide no assurance that any transaction or other strategic alternative we may pursue will have a positive impact on our results of operations or financial condition

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

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 7, 2019	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2019	By:	/s/ Jonathan W. Kim
Jonathan W. Kim
Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)