Form 10-K
period 2019-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2020-02-21
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

c/o MagnaChip Semiconductor S.A.

1, Allée Scheffer, L-2520

Luxembourg, Grand Duchy of Luxembourg

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (352) 45-62-62

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MX	New York Stock Exchange

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $314,540,019.

As of February 14, 2020, the registrant had 34,801,312 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

INDUSTRY AND MARKET DATA

We have made statements in this Annual Report on Form 10-K for the year ended December 31, 2019 (this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.

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

Item 1. Business

General

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, Internet of Things (“IoT”) applications, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and Radio Frequency (“RF”) applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 2,950 registered patents and pending applications and extensive engineering and manufacturing process expertise. Our business is comprised of two operating segments: Foundry Services Group and Standard Products Group. Our Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve communications, IoT, consumer, industrial and automotive applications. Our Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. Our Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. Our Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications.

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

We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology platform and develop products and services that are in high demand by our customers and end consumers. We sold over 2,200 distinct products in each of the years ended December 31, 2019 and December 31, 2018, with a substantial portion of our revenues derived from a concentrated number of customers. Our largest Foundry Services Group customers include some of the leading semiconductor companies that design analog and mixed-signal products for communications, IoT, consumer, industrial and automotive applications.

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

For the year ended December 31, 2019, we generated net sales of $792.2 million, net loss of $21.8 million, Adjusted EBITDA of $74.5 million and Adjusted Net Income of $17.1 million. See “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA and Adjusted Net Income and a reconciliation to net income (loss) prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

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

Our Products and Services

Our Display Solutions line of products provides flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in high definition (HD), full high definition (FHD), ultra high definition (UHD), light emitting diode (LED), 3D and organic light emitting diodes (OLED) televisions and displays, notebooks and mobile communications and entertainment devices. Our Display Solutions line of products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons thin film transistor (LTPS TFT), as well as high-volume display technologies such as amorphous silicon thin film transistors (a-Si TFTs). Our Display Solutions products represented 38.9%, 34.1% and 30.8% of our net sales for the fiscal years ended December 31, 2019, 2018 and 2017, respectively.

We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of power management semiconductor products, including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, e-bike, photovoltaic inverter, LED lighting, motor drive and home appliances. Our Power Solutions products represented 22.2%, 22.5% and 22.0% of our net sales for the fiscal years ended December 31, 2019, 2018 and 2017, respectively.

Through our Foundry Services Group, we also offer foundry services to fabless analog and mixed-signal semiconductor companies and IDMs that require differentiated, specialty analog and mixed-signal process technologies. Our process technologies are optimized for analog and mixed-signal devices and include standard complementary metal-oxide semiconductor (CMOS), high voltage CMOS, ultra-low leakage high voltage CMOS and bipolar complementary double-diffused metal oxide semiconductor (BCDMOS) and electronically erasable programmable read only memory (EEPROM). Our Foundry Services Group customers use us to manufacture a wide range of products, including display drivers, LED drivers, audio encoding and decoding devices, microcontrollers, touch screen controllers, RF switches, park distance control sensors for automotive, electronic tag memories and power management semiconductors. Our Foundry Services Group business represented 38.8%, 43.3% and 47.1% of our net sales for the fiscal years ended December 31, 2019, 2018 and 2017, respectively.

We manufacture the majority of our products at our two fabrication facilities located in Korea. We have approximately 500 proprietary process flows we can utilize for our products and offer to our Foundry Services Group customers. Our manufacturing base serves both our display driver and power management businesses and Foundry Services Group customers, allowing us to optimize our asset utilization and leverage our investments across our product and service offerings. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by design and process implementation expertise rather than the use of the most advanced equipment. These processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments.

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

Our Competitive Strengths

Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for electronics devices are challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•

Advanced Analog and Mixed-Signal Semiconductor Technology and Intellectual Property Platform. We believe we have one of the broadest and deepest analog and mixed-signal semiconductor technology platforms in the industry. Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and wide selection of analog and mixed-signal intellectual property libraries allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of 414 engineers as of the date of this Report. Our platform allows us to develop and introduce new products quickly as well as to integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial OLED display driver for mobile phones.

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

Our display technology portfolio includes building blocks for display drivers and timing controllers, processor and interface technologies, as well as sophisticated production techniques, such as chip-on-glass (COG), chip-on-film (COF) and chip-on-plastic (COP) for rigid, flexible bezel-less, edge type, and trench type OLED displays. Our advanced display drivers incorporate LTPS TFT and OLED panel technologies that enable the highest resolution displays. Furthermore, we are developing a broad intellectual property portfolio to improve the power efficiency of displays, including the development of our contents-based automatic brightness control (CABC), automatic current limit (ACL) and optical compensation technology for OLED displays.

We have a long history of specialized process technology development and have a number of distinctive process implementations. We have approximately 500 process flows we can utilize for our products and offer to our Foundry Services Group customers. Our process technologies include standard CMOS, high voltage CMOS, ultra-low leakage high voltage CMOS, logic process based bipolar-CMOS-DMOS (BCDMOS), epi-based BCDMOS, and radio frequency silicon on insulator (RFSOI). Our manufacturing processes incorporate embedded memory solutions, such as static random access memory (SRAM), one-time programmable (OTP) memory, multiple-time programmable (MTP) memory, electrical fuse, eFlash and EEPROM. More broadly, we focus extensively on processes that reduce die size across all of the products we manufacture, in order to deliver cost-effective solutions to our customers.

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

Foundry Services

We provide specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 500 process flows to our Foundry Services Group customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise.

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

•

Power. Power process technology, such as BCD, includes high-voltage capabilities as well as the ability to integrate functionalities, such as self-regulation, internal protection and other intelligent features. Unique process features, such as deep trench isolation, thick inter-metal isolation and embedded high density non-volatile memory are suited for chip shrink and device performance enhancement.

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

The table below sets forth the key process technologies in Foundry Services Group that we currently offer to customers:

Process	Technology	Device	Application
Mixed-Signal	• 0.13-0.5µm • Low noise • Ultra low power • Triple gate • RF SOI • 0.13µm Simplified* • 0.18µm Simplified

•  Analog to digital converter

•  Digital to analog converter

•  Audio amplifier

•  Chipset

•  RF switch

•  Digital tunable capacitor

•  Fingerprint sensor

•  Hall sensor

•  Isolator

•  MEMS microphone sensor IC

• Smartphones • Tablet PCs • Notebooks • PC peripherals • Battery charger • LED lighting • Home appliance • VR/AR

Process	Technology	Device	Application
Power	• 0.13-0.35µm • BCD 40V-200V* • Deep trench isolation • MOSFET • Ultra high voltage • Thick metal • Slim BCD 100V* • Simplified UHV • SOI BCD*	• Power management • LED driver • High power audio amp • Power Over Ethernet • DC/DC converter • AC/DC converter • USB type-C • Wireless power charger • Motor driver • High voltage switch	• Smartphones • Tablet PCs • Notebooks • LCD TVs • LED lighting • LCD monitors • Automotive • Industrial • Servers • e-Bike • Home appliance

High-Voltage CMOS	• 0.11-0.35µm • 18V-45V • Bipolar	• Display driver • CSTN driver	• Smartphones • Tablet PCs • LCD TVs • Desktop PCs • LCD monitors

NVM	• 0.13-0.35µm • EEPROM • eFlash, Ultra low leakage • eFlash • OTP • MTP • eFuse	• Microcontroller • Touch screen controller • Electronic tag memory • Hearing aid controller • Fingerprint sensor • Auto Focus IC • Wireless power charger	• Smartphones • Tablet PCs • Industrial applications • Medical equipment • Automotive • Home appliance

*	In customer qualification stage

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

•	Package Type. The assembly of display drivers typically uses COF, COG and COP package types.

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

Mobile Display Solutions. Our mobile display solutions incorporate the industry’s most advanced display technologies, such as OLED and LTPS, as well as high-volume technologies such as a-Si TFT. Our mobile display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface (MDDI), MIPI, reduced swing differential signaling interface (RSDS) and logic-based OTP memory. We focus extensively on reducing the die size of our mobile display drivers and other solutions products to reduce costs. For example, we have implemented several solutions to reduce die size in mobile display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as CABC and ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency. Our OLED driver ICs can support various configurations such as high resolution from FHD+(2,240x1,080) to QHD+(3,120x1,440), wide aspect ratio from 16:9 to 21:9 and flexible bezel-less, edge type, and trench type OLED displays. In the transition to, and adoption of, 5G, fast responses and high frame rates such as 90Hz and 120Hz are becoming essential product offerings. To meet this new and evolving demand, we have developed and mass produced our OLED display driver IC, which supports 90Hz/120Hz frame rates.

The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
OLED	• Resolutions of HD720, WXGA, FHD, FHD+, QHD and QHD+ • Aspect ratio from 16:9 to 21:9 • Color depth of 1 billion • MIPI, eRVDS interface • Logic-based OTP • ABC, ACL	• Smartphones • Game consoles • Digital still cameras • Tablet PCs • Virtual reality headsets

LTPS	• Resolutions of VGA, WSVGA, WVGA and DVGA • Color depth of 16 million • MDDI, MIPI interface • Logic-based OTP • Separated gamma control	• Smartphones • Digital still cameras

a-Si TFT	• Resolutions of WQVGA and HVGA • Color depth of 16 million • RSDS, MDDI, MIPI interface • CABC • Separated gamma control	• Mobile phones • Digital still cameras • Automotive

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

•	MOSFETs. Our MOSFETs include low-voltage to mid-voltage, Trench MOSFETs, 12V to 150V, high-voltage Planar MOSFETs, 200V through 650V, and super junction MOSFETs, 500V through 900V.

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

•	Regulators. We also provide analog regulators for mobile, computing and consumer applications. Our products are designed for high efficiency and low power consumption in mobile applications.

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

•  Voltage options of 200V-650V

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

Super Junction MOSFET

•  Voltage options of 500V-900V

•  Low RDS(ON)

•  Epi stack process

•  Zenor FET option for MOSFET protection for abnormal input

•  Advanced SJ MOSFET process

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

•  Simple solutions with external components fully integrated

•  Advanced high voltage BCDMOS process

•  Accurate LED current control and high power factor and low THB

• AC and DC LED lighting

Product	Key Features	Applications
Regulators	• Single and multi-regulators • Low Noise Output regulators • Wide range of input voltage and various output current • CMOS and BCDMOS processes • LDO (Low Drop Out — Linear Regulator)	• Smartphones and Mobile phones • Notebooks • Computing

SSD PMIC	• High current buck • PFM function • High frequency switching • High efficiency • High integration technology • Small QFN package	• Computing

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

We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located with our design center in Korea, as well as our local sales and support offices in the US, Japan, Greater China and Europe. We have a network of agents and distributors in Korea, the US, Japan, Greater China and Europe. For the years ended December 31, 2019, 2018 and 2017, we derived 78%, 77% and 75% of net sales through our direct sales force, respectively, and 22%, 23% and 25% of net sales through our network of authorized agents and distributors, respectively.

Customers

We sell our Display Solutions and Power Solutions products to consumer, computing and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. We sell our foundry services to analog and mixed-signal semiconductor companies. For the years ended December 31, 2019, 2018 and 2017, our ten largest customers accounted for 67%, 61% and 57% of our net sales, respectively. Our arrangements with and reliance on key customers, particularly customers for our display products and services, may make it less practicable to pursue certain opportunities with other potential new and existing customers For the year ended December 31, 2019, sales to Samsung Display represented 32.9% of our net sales and 84.5% of our Display Solutions division’s net sales. For the year ended December 31, 2018, sales to Samsung Display represented 19.3% of our net sales and 56.6% of our Display Solutions division’s net sales, and LG Display represented 13.3% of our net sales and 38.9% of our Display Solutions division’s net sales. For the year ended December 31, 2017, sales to LG Display represented 15.6% of our net sales and 50.6% of our Display Solutions division’s net sales. For the year ended December 31, 2019, we recorded revenues of $28.1 million from customers in the US and $764.1 million from all foreign countries, of which 46.0% was from Greater China, 32.6% from Korea, 12.7% from Taiwan and 4.2% from the United Kingdom. For the year ended

December 31, 2018, we recorded revenues of $37.5 million from customers in the US and $713.4 million from all foreign countries, of which 39.6% was from Korea, 35.5% from Greater China, 14.0% from Taiwan and 4.5% from the United Kingdom. For the year ended December 31, 2017, we recorded revenues of $35.1 million from customers in the US and $644.6 million from all foreign countries, of which 43.4% was from Korea, 24.9% from Greater China, 18.2% from Taiwan and 3.7% from the United Kingdom.

Intellectual Property

As of December 31, 2019, our portfolio of intellectual property assets included approximately 2,676 registered patents and 265 pending patent applications. Approximately 1,886 and 115 of our patents and pending applications, respectively, are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 790 registered patents and 150 pending applications that relate to identical technical claims in our base patent portfolio. Our patents expire at various times approximately over the next 18 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

We have entered into exclusive and non-exclusive licenses and development agreements with third parties relating to the use of intellectual property of the third parties in our products and design processes, including licenses related to embedded memory technology, design tools, process simulation tools, circuit designs and processor cores. Some of these licenses, including our agreements with Silicon Works Co., Ltd. and ARM Limited, are material to our business and may be terminated by the licensors prior to the expiration of these licenses should we fail to cure any breach under such licenses. Our license with Silicon Works Co., Ltd. relates to our large display drivers, and our license from ARM Limited primarily relates to product lines in our Foundry Services Group business. The loss of either license could have a material adverse impact on our results of operations. Additionally, in connection with the Original Acquisition, SK hynix retained a perpetual license to use the intellectual property that we acquired from SK hynix in the Original Acquisition. Under this license, SK hynix and its subsidiaries are free to develop products that may incorporate or embody intellectual property developed by us prior to October 2004. See “Item 1A. Risk Factors—Risks Related to Our Business—Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, proprietary technology and know-how, as well as our ability to operate without infringing the proprietary rights of others.”

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

Employees

Our worldwide workforce consisted of 2,451 employees (full- and part-time) as of December 31, 2019, of which 336 were involved in sales, marketing, general and administrative, 414 in research and development

(including 189 with advanced degrees), 102 in quality, reliability and assurance and 1,599 in manufacturing (comprised of 244 in engineering and 1,355 in operations). As of December 31, 2019, our workforce consisted of 2,451 employees, of which 1,449 employees, or approximately 59% of our workforce, were represented by the MagnaChip Semiconductor Labor Union.

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

Available Information

Our principal executive office is located at: c/o MagnaChip Semiconductor S.A., 1, Allée Scheffer, L-2520 Luxembourg, Grand Duchy of Luxembourg, and our telephone number is (352) 45-62-62. Our website address is www.magnachip.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q or 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can be accessed, free of charge, at our website as soon as practicable after such reports are filed with the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Clawback Policy, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and Risk Committee Charter are available on our website. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this Report and shall not be deemed to be incorporated by reference into this Report. In addition, the SEC maintains an internet site, www.sec.gov, from which you can access our annual, quarterly and current reports on Form 10-K, 10-Q and 8-K, respectively, and all amendments to these materials after such reports and amendments are filed with the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o MagnaChip Semiconductor, Inc., 60 South Market Street, Suite 750, San Jose, CA 95113, Attention: General Counsel and Secretary; the telephone number at that address is (408) 625-5999.

Information About Our Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Young-Joon (YJ) Kim	55	Director and Chief Executive Officer
Jonathan Kim	45	Chief Financial Officer, Executive Vice President and Chief Accounting Officer
Theodore Kim	50	Chief Compliance Officer, Executive Vice President, General Counsel and Secretary
Woung Moo Lee	57	Executive Vice President and General Manager, Standard Products Group

Young-Joon (YJ) Kim, Director and Chief Executive Officer. Mr. YJ Kim became our Chief Executive Officer in May 2015 and has also served as a director on our Board since that time. He is also serving as the acting General Manager of Foundry Services Group, a position he has held since January 2019. Mr. Kim joined our company in May 2013 and served as our Executive Vice President and General Manager, Display Solutions Division. He was promoted to Interim Chief Executive Officer in May 2014. Prior to joining our company, Mr. Kim held a variety of senior management roles at several global semiconductor firms in a career spanning nearly 30 years. His past roles include marketing, engineering, product development and strategic planning, and his product expertise includes microprocessors, network processors, FLASH, EPROM, analog, mixed-signal, sensors, workstations and servers. Immediately before joining our company, Mr. Kim served as Vice President, Infrastructure Processor Division, and General Manager of the OCTEON Multi-Core Processor Group of Cavium, Inc., where he worked from 2006 to 2013. Prior to Cavium, Mr. Kim served as Core Team Lead and General Manager of the Tolapai Program at Intel Corporation from 2004 to 2006. In 1998, Mr. Kim co-founded API Networks, a joint venture between Samsung and Compaq, where he served as the head of product management, worldwide sales and business development for Alpha processors. Prior to API Networks, Mr. Kim served as Director of Marketing at Samsung Semiconductor, Inc. from 1996 to 1998. Mr. Kim began his career as a product engineer at Intel Corporation. Mr. Kim holds B.S. and M. Eng. degrees in Electrical Engineering from Cornell University. Our Board has concluded that Mr. YJ Kim is a valuable member of the Board based on his understanding of our company’s products and technology as our Chief Executive Officer and his deep knowledge of the semiconductor industry.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication facilities. As many of our costs are fixed, a reduction in capacity utilization, as well as changes in other factors, such as reduced yield or unfavorable product mix, could reduce our profit margins and adversely affect our operating results. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, strategic evaluations and decisions by our Board related our overall business, divisions and business lines, mechanical failures and disruption of operations due to expansion or relocation of operations, power interruptions and fire, flood or other natural disasters or calamities. The potential delays and costs resulting from these factors and circumstances could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our sales comes from a relatively limited number of customers, the loss of which could adversely affect our financial results.

Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products or services, particularly our display products and services, our financial results could be adversely affected. In addition, our arrangements with and reliance on key customers may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the years ended December 31, 2019, 2018 and 2017, our ten largest customers accounted for 67%, 61% and 57% of our net sales, respectively. For the year ended December 31, 2019, sales to Samsung Display represented 32.9% of the Company’s net sales and 84.5% of our Display Solutions division’s net sales. For the year ended December 31, 2018, sales to Samsung Display represented 19.3% of the Company’s net sales and 56.6% of our Display Solutions division’s net sales, and LG Display represented 13.3% of the Company’s net sales and 38.9% of our Display Solutions division’s net sales. For the year ended December 31, 2017, sales to LG Display represented 15.6% of the Company’s net sales and 50.6% of our Display Solutions division’s net sales. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products or services within a short period of time could adversely affect our business.

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

Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in US dollars, changes in the exchange rate between the Korean won and the US dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in US dollars relative to Korean won, a depreciation in the US dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the US dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had a favorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2019 due to a relatively weaker Korean won during the period. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the US dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars. As of December 31, 2019, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $686.5 million. Our Dutch subsidiary uses the US dollar as their functional currency. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock or the price of the Exchangeable Notes or the 2021 Notes (each as defined below) could be adversely affected.

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

As of December 31, 2019, 1, 449 employees, or approximately 59% of our employees, were represented by the MagnaChip Semiconductor Labor Union. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.

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

A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skill and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, and Taiwan; however, we expect that we will only use the Korean and Chinese subcontractors for 2020. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels. We could be adversely affected by political disorders, labor disruptions, public health issues (including viral outbreaks such as the COVID-19 coronavirus), and natural disasters where our subcontractors are located. If our semiconductor packagers and test service providers experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems, experience shutdowns or delays associated with public health issues (such as those associated with the COVID-19 coronavirus), or decrease the capacity available to us, our operating results could be adversely affected.

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

In December 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted in the US (the “Tax Reform”). The Tax Reform reduces the US federal statutory rate to 21.0% from 35.0% effective January 1, 2018. The Tax Reform contains several key provisions that affect our assessment of deferred taxes, which include the remeasurement of deferred taxes, recognition of liabilities for taxes on mandatory deemed repatriation and certain other foreign income, and reassessment of the realizability of deferred tax assets. For further information regarding the impact of the Tax Reform, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17. Income Taxes” included elsewhere in this Report.

Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign income, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (OECD) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (BEPS) project. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations and/or cash flow.

We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income based taxes both within and outside the U.S. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of income earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.

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

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed until they are published. In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We may need to file lawsuits to enforce our patents or intellectual property rights, and we may need to defend against claimed infringement of the rights of others. Any litigation could result in substantial costs to us and divert our resources, and we cannot assure you that we will prevail. Any claims of intellectual property infringement or misappropriation against use, even those without merit, could require us to:

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

We are subject to a variety of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, governing, among other things, air emissions, wastewater discharges, the generation, use, handling, storage and disposal of, and exposure to, hazardous substances (including asbestos) and wastes, soil and groundwater contamination and employee health and safety. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Among them is the Act on Remediation and Compensation for Damages arising from Environmental Contamination which came into effect in Korea on January 1, 2016 and provides for strict liability of business entities in violation of the act and alleviates the burden of proof for the damaged party. Further, under the amendment to the Act on the Control and Aggravated Punishment of Environmental Offenses that becomes effective on November 27, 2020, certain environmental offenses such as illegally emitting specified hazardous air pollutants or emitting air pollutants without necessary permits will be subject to penalties of up to 5% of the sales amount generated from the relevant business. As a result, we have increased potential exposure to liability for environmental contaminations that might have existed in the past or would arise in the future. There can be no assurance that we have been, or will be, in compliance with all such laws and regulations or that we will not incur material costs or liabilities in connection with these laws and regulations in the future. The adoption of new environmental, health and safety laws, the failure to comply with new or existing laws, or issues relating to hazardous substances could subject us to material liability (including substantial fines or penalties), impose the need for additional capital equipment or other process requirements upon us, curtail our operations or restrict our ability to expand operations.

Our Korean subsidiary has been designated as a regulated business under Korean environmental law, and such designation could have an adverse effect on our financial position and results of operations.

Since 2015, our Korean subsidiary has been subject to K-ETS, a new set of greenhouse gas emissions regulation, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under K-ETS, our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government, and is required to meet its allocated target by either reducing the emissions or purchasing the allowances from other participants or the government in the emission trading market. Reduction of our emissions or energy consumption may result in additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, as well as cost of procuring emission allowances to cover the excess emissions, which could adversely affect our financial position and results of operations. During the first implementation period from 2015 to 2017, we did not exceed the allocated emission amount. We are in the second implementation period that covers from 2018 to 2020. We will continue to monitor our compliance with the emissions allowance for the referred 3-year period on a cumulative basis as well as for an individual year basis. As of December 31, 2019, we had a sufficient emissions allowance and, accordingly, no liability was recorded. In addition, from time to time, if we assess that we have excess allowances, we may sell such excess allowances to manufacturers in the emission market in Korea. However, it is expected that the total emission allowances to be allocated by the government will be significantly reduced in the third implementation period from 2021 to 2025 to achieve the 2030 National GHG Reduction Goal. Further, as the number of businesses subject to paid allocation of GHG emission allowances will increase, and the proportion of the paid allocation for each subject business will increase from 3% to 10% or more in the third implementation period, the subject businesses’ costs to comply with the GHG emission limit is expected to significantly increase.

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

We rely on, and expect to continue to rely on, suppliers, subcontractors and operations located primarily in Asia. As a result, we face risks inherent in international operations, such as unexpected changes in regulatory requirements, tariffs and other market barriers, political, social and economic instability, adverse tax consequences, war, civil disturbances and acts of terrorism, public health issues (including viral outbreaks such as the COVID-19 coronavirus), difficulties in accounts receivable collection, extended payment terms and differing labor standards, enforcement of contractual obligations and protection of intellectual property. These risks may lead to increased costs or decreased revenue growth, or both.

For example, in December 2019, a strain of coronavirus causing a disease known as COVID-19 surfaced in Wuhan, China, resulting in significant disruptions among Chinese manufacturing and other facilities and travel throughout China. While the extent of the impact of the current COVID-19 coronavirus outbreak on our results is uncertain, a continued and prolonged public health crisis such as the COVID-19 coronavirus could have a negative impact on our business, financial condition and operating results.

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

As of December 31, 2019, our total indebtedness was $304.7 million, which represents the principal amount outstanding under our 6.625% Senior Notes due 2021 (“2021 Notes”) and 5.0% Exchangeable Senior Notes due 2021 (“Exchangeable Notes”), excluding $3.2 million of unamortized discount and debt issuance costs. We are permitted under the indentures governing our outstanding Exchangeable Notes and 2021 Notes to incur additional debt under certain conditions, including additional secured debt. If new debt were to be incurred in the future, the related risks that we now face could intensify. Our substantial debt could have important consequences, including:

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

We anticipate that payments under our outstanding Exchangeable Notes and 2021 Notes will be funded in part by MagnaChip Korea’s repayment of its existing loans from MagnaChip Semiconductor B.V., with MagnaChip Semiconductor B.V. using such repayments in turn to repay the loans owed to us or to MagnaChip Semiconductor S.A., which will repay loans owed to us. Under the Korean Foreign Exchange Transaction Act, the minister of the Ministry of Strategy and Finance is authorized to temporarily suspend payments in foreign currencies in the event of natural calamities, wars, conflicts of arms, grave and sudden changes in domestic or foreign economic conditions, or other similar situations. In addition, under the Korean Commercial Code, a Korean company is permitted to make a dividend payment in accordance with the provisions in its articles of incorporation out of retained earnings (as determined in accordance with the Korean Commercial Code and the generally accepted accounting principles in Korea), but no more than twice a year. If MagnaChip Korea is prevented from making payments under its intercompany loans due to restrictions on payments of foreign currency or if it has an insufficient amount of retained earnings under the Korean Commercial Code to make dividend payments to MagnaChip Semiconductor B.V., we and MagnaChip Semiconductor S.A. may not have sufficient funds to make payments on our outstanding Exchangeable Notes and 2021 Notes.

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

From the time we began operations as a separate entity in 2004 until we emerged from our 2009 reorganization proceedings under Chapter 11 of the US Bankruptcy Code, we generated significant net losses and did not generate a profit for a full fiscal year. In addition, since 2013 until 2017, we again had substantial net losses despite some improvements made in 2017. While our operating income was $47.4 million and $24.4 million in 2018 and 2019, respectively, our net loss was $3.9 million and $21.8 million in those same periods. We may increase spending to support increased research and development and sales and marketing efforts. These expenditures may not result in increased revenue or an increase in the number of customers immediately or at all. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If we cannot maintain profitability, the value of the enterprise may decline.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt, subject to the restrictions contained in our debt instruments. We will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due.

We may need to incur impairment, restructuring and other restructuring related charges, which could materially affect our results of operations and financial condition.

During industry downturns and for other reasons, we may need to record impairment, restructuring or other restructuring related charges. Although we recognized a net restructuring and other gain of $17.0 million for the year ended December 31, 2017, we also recorded early termination charges of $13.4 million for the same period in connection with our workforce reduction efforts. For the year ended December 31, 2019, we recognized aggregate restructuring and other charges of $9.2 million, of which $7.0 million in professional fees and other charges incurred in connection with the strategic evaluation. In the future, we may need to record additional impairment charges or to further restructure our business or incur additional restructuring charges, any of which could have a material adverse effect on our results of operations or financial condition.

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

A substantial majority of our assembly, test and packaging services for our Display Solutions business and all of such services for our Power Solutions business are outsourced with the balance handled in-house. Our independent providers of these services are located in Korea, China, and Taiwan; however, we expect that our independent providers will only be in Korea and China commencing in 2020. The relative cost of outsourced services, as compared to in-house services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.

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

See also “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19” in this Report for additional information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MX.”

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from December 31, 2014 (the last trading day before the beginning of our fifth preceding fiscal year) through December 31, 2019. The graph assumes that $100 was invested on December 31, 2014 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares during the five-year period ended December 31, 2019.

Comparison of Cumulative Total Return*

Among MagnaChip Semiconductor Corporation, the S&P 500 Index and the PHLX

*	The stock performance included in this graph is not necessarily indicative of future stock performance.

Total Return to Stockholders (Including Reinvestment of Dividends)

Indexed Returns

Company/Index	Base Period 12/31/2014	12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019
MagnaChip Semiconductor Corporation	100	40.72	47.73	76.60	47.81	89.38
S&P 500 Index	100	99.27	108.74	129.86	121.76	158.23
Philadelphia Semiconductor Index	100	96.59	131.97	182.43	168.18	269.28

Holders

The approximate number of record holders of our outstanding common stock as of February 14, 2020 was 70. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividends

We do not intend to pay any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.

Issuer Purchases of Equity Securities

None.

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

We have derived the selected consolidated financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 from the consolidated financial statements of the Company included in this Report. We have derived the selected consolidated financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 from the historical consolidated financial statements of MagnaChip Semiconductor Corporation not included in this Report. The historical financial data of MagnaChip Semiconductor Corporation for any period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31, 2019	Year Ended December 31, 2018(1)	Year Ended December 31, 2017(1)	Year Ended December 31, 2016(1)(2)	Year Ended December 31, 2015(1)
	(In millions, except per share data)
Statements of Operations Data:
Net sales	$792.2	$750.9	$679.7	$688.0	$633.7
Cost of sales	611.6	552.8	491.8	531.7	498.8

Gross profit	180.6	198.1	187.9	156.2	134.9
Selling, general and administrative expenses	71.6	72.6	81.8	83.5	94.4
Research and development expenses	75.4	78.0	70.5	72.2	83.4
Restructuring and other charges (gains), net	9.2	—	(17.0)	(6.5)	—
Early termination charges	—	—	13.4	4.2	—

Operating income (loss) from continuing operations	24.4	47.4	39.2	2.7	(42.9)
Interest expense	(22.6)	(22.3)	(21.6)	(16.2)	(16.3)
Foreign currency gain (loss), net	(21.8)	(24.4)	65.5	(15.4)	(42.5)
Loss on early extinguishment of long-term borrowings, net	(0.0)	(0.2)	—	—	—
Others, net	3.0	0.3	2.9	3.0	1.8

	(41.5)	(46.7)	46.9	(28.6)	(57.0)

Income (loss) from operations before income tax expense	(17.1)	0.7	86.1	(25.9)	(100.0)
Income tax expense (benefit)	4.7	4.6	1.2	3.7	(15.1)

Net income (loss)	$(21.8)	$(3.9)	$84.9	$(29.6)	$(84.9)

Per share data:
Earnings (loss) per share
Basic	$(0.64)	$(0.11)	$2.50	$(0.85)	$(2.47)
Diluted	$(0.64)	$(0.11)	$2.02	$(0.85)	$(2.47)
Weighted average number of shares
Basic	34.322	34.470	33.943	34.834	34.381
Diluted	34.322	34.470	44.755	34.834	34.381

	Year Ended December 31, 2019	Year Ended December 31, 2018(1)	Year Ended December 31, 2017(1)	Year Ended December 31, 2016(1)(2)	Year Ended December 31, 2015(1)
	(In millions, except per share data)
Balance Sheet Data (at period end):
Cash and cash equivalents	$151.7	$132.4	$128.6	$83.4	$90.9
Total assets(3)(4)	595.3	583.2	558.8	442.0	474.1
Total indebtedness(3)(5)	304.7	303.6	303.4	221.1	220.4
Stockholders’ deficit	(15.0)	(17.3)	(39.6)	(72.1)	(62.3)
Supplemental Data:
Adjusted EBITDA(6)	$74.5	$84.3	$78.7	$40.7	$0.8
Adjusted Net Income (Loss)(7)	$17.1	$27.1	$28.9	$(4.5)	$(26.7)

(1)

The Financial Accounting Standards Board (“FASB”) issued the new revenue recognition standard through several Accounting Standards Updates that superseded the legacy revenue recognition requirements. The new revenue recognition standard became effective on January 1, 2018. As we adopted the new revenue standard using the modified retrospective method, which allowed the recognition of the cumulative effect of initially applying the new revenue standard as an adjustment to our equity as of January 1, 2018, the comparative prior period amounts were not restated and continued to be reported under the accounting standards in effect for such periods. For further description of the adoption of the new revenue standard, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in this Report.

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

(3)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest”(“ASU 2015-03”), which requires that debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. We adopted ASU 2015-03 in 2016 and reclassified all prior periods presented in the table above. As of December 31, 2015, $3.8 million of debt issuance costs was reclassified from total assets to a reduction of total indebtedness. The adoption of ASU 2015-03 did not impact our consolidated statements of operations.

(4)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under US GAAP. ASU 2016-02 requires that a lessee recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. We adopted the new lease standard as of January 1, 2019, using the modified retrospective transition method, which requires a cumulative effect adjustment, if any, to our beginning equity to be recognized on the date of adoption. There was no cumulative effect adjustment recorded on January 1, 2019. Accordingly, all periods prior to January 1, 2019, were presented in accordance with the previous FASB Accounting Standards Codification (“ASC”) Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. For further description of the adoption of the new lease standard, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Basis of Presentation and Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in this Report.

(5)	Total indebtedness represents long-term borrowings.
(6)

We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other charges (gains), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses (gain), (vii) secondary offering expense, (viii) loss on early extinguishment of long-term borrowings, net and (ix) others. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expense (benefit) and depreciation and amortization. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Income.”
(7)

We define Adjusted Net Income (Loss) for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other charges (gains), net, (ii) early termination charges, (iii) equity-based compensation expenses, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses (gain), (vii) secondary offering expense, (viii) loss on early extinguishment of long-term borrowings, net and (ix) others. This is a non-US GAAP financial measure and is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation and Reconciliation of Non-US GAAP measures—Adjusted EBITDA and Adjusted Net Income.”

Item  7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements, together in each case with the related notes, included elsewhere in this Report. This discussion and analysis contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” and elsewhere in this Report.

Overview

We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT applications, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile memory, and radio frequency applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 2,950 registered patents and pending applications and extensive engineering and manufacturing process expertise.

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

Our products and services require investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. Many of these processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment for those products, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. In addition, we are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. In addition, we outsource manufacturing of those products which do require advanced technology and 12-inch wafer capacity, such as organic light emitting diodes (OLED). We believe this balanced capital investment strategy enables us to optimize our capital investments and facilitates more diversified product and service offerings.

Since 2007, we have designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to an external 12-inch foundry from the second half of 2015. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of advanced OLED products to external 12-inch foundries, we are able to dynamically adapt to the changing customer requirements and address growing markets without substantial capital investments by us. Both at the internal 8-inch manufacturing facilities and external 12-inch foundries, we apply our unique OLED process patents as well as other intellectual property, proprietary process design kits and custom design-flow methodologies.

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

Recent Developments

Public Health Risks

In December 2019, a strain of coronavirus causing a disease known as COVID-19 surfaced in Wuhan, China, resulting in significant disruptions among Chinese manufacturing and other facilities and travel throughout China. While our manufacturing supply chain resides largely outside China, some of the test and packaging services for our Power Solutions business line are outsourced to independent subcontractors located in China. Although the extent of the impact of the current COVID-19 coronavirus outbreak on our future results is uncertain, based on our preliminary assessments, public health measures taken in China to protect the population may affect customer demand for our products. This, together with problems that our subcontractors in China may experience for providing packaging and testing services on a timely and sufficient manner, could adversely affect our operating results. We will continue to closely monitor this public health crisis.

Strategic Evaluation

On February 14, 2019, we announced that we have undertaken a strategic evaluation of our Foundry Services Group business and the fabrication facility located in Cheongju (“Fab 4”), the larger of our two 8-inch manufacturing facilities. Fab 4 is an analog and mixed-signal fab that produces approximately 73% of our total capacity, and is used primarily to meet wafer demand from customers of our Foundry Services Group that rely on outside suppliers. Certain customer products of our Foundry Service Group are currently manufactured in our smaller 8-inch fabrication facility in Gumi. We have engaged J.P. Morgan Securities LLC as our financial advisor to assist in the evaluation and we have also retained legal advisors to assist in the evaluation. For the year ended December 31, 2019, we recorded $7.0 million in professional fees and other charges incurred in connection with the strategic evaluation and recorded such costs as restructuring and other charges in our consolidated statements of operations.

Repurchase of Long-Term Borrowings

In January and February 2019, we repurchased a principal amount of $0.3 million and $0.9 million of the 2021 Notes and the Exchangeable Notes, respectively. As a result, we recorded a $0.04 million net loss as early extinguishment loss on our consolidated statements of operations for the year ended December 31, 2019.

Segments

We report our financial results in two operating segments: Foundry Services Group and Standard Products Group. We identified these segments based on how we allocate resources and assess our performance.

In January 2018, as part of our ongoing portfolio optimization effort to realign business processes and streamline our organizational structure, we transferred a portion of our non-OLED display solutions business from our Standards Products Group to our Foundry Services Group. This portion of our transferred non-OLED display business has technical and business characteristics more closely aligned with our Foundry Services business than with our Standard Products business, which resided within our Display solutions business line primarily as a result of a long standing customer relationship established many years ago. We recast comparative segment financial information to conform to this current period change.

•

Foundry Services Group: Our Foundry Services Group provides specialty analog and mixed-signal foundry services to fabless semiconductor companies and IDMs that serve communications, IoT, consumer, industrial and automotive applications. We manufacture wafers based on our customers’ product designs. We do not market these products directly to end customers but rather supply manufactured wafers and products to our customers to market to their end customers. We offer approximately 500 process flows to our foundry services customers. We also often partner with key customers to jointly develop or customize specialized processes that enable our customers to improve their products and allow us to develop unique manufacturing expertise. Our foundry services target customers who require differentiated, specialty analog and mixed-signal process technologies such as high voltage complementary metal-oxide-semiconductor (CMOS), non-volatile memory or bipolar-CMOS-DMOS (BCD). These customers typically serve the consumer, computing, communication, industrial, automotive and IoT applications. For the years ended December 31, 2019 and 2018, our Foundry Services Group business represented 38.8% and 43.3% of our net sales and its gross profit was $64.0 million and $82.6 million, respectively. For the year ended December 31, 2017, our Foundry Services Group business represented, on an adjusted basis after recasting, 51.6% of our net sales and its gross profit was $101.8 million, as adjusted for the segment change described above.

•

Standard Products Group: Our Standard Products Group includes our Display Solutions and Power Solutions business lines. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions that cover a wide range of panel displays used in ultra high definition (UHD), high definition (HD), light emitting diode (LED), 3D and OLED televisions public displays, notebooks, mobile communications, entertainment devices and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry. Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances. For the years ended December 31, 2019 and 2018, our Standard Products Group, which includes our Display Solutions and Power Solutions business lines, represented 61.2% and 56.7% of our net sales and its gross profit was $116.3 million and $115.5 million, respectively. For the year ended December 31, 2017, our Standard Products Group business represented, on an adjusted basis after recasting, 48.4% of our net sales and its gross profit was $85.9 million, as adjusted for the segment change described above.

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income

We use the terms Adjusted EBITDA and Adjusted Net Income throughout this Report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other charges (gains), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses (gain), (vii) secondary offering expense, (viii) loss on early extinguishment of long-term borrowings, net and (ix) others. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expense, and depreciation and amortization.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In millions)
Net Income (Loss)	$(21.8)	$(3.9)	$84.9
Interest expense, net	19.9	20.4	20.5
Income tax expense	4.7	4.6	1.2
Depreciation and amortization	32.7	32.0	28.1
EBITDA	$35.6	$53.2	$134.7
Adjustments:
Restructuring and other charges (gains), net(a)	9.2	—	(17.0)
Early termination charges(b)	—	—	13.4
Equity-based compensation expense(c)	7.0	4.4	2.3
Foreign currency loss (gain), net(d)	21.8	24.4	(65.5)
Derivative valuation loss (gain), net(e)	0.3	2.4	(0.2)
Restatement related expenses (gain)(f)	—	(0.8)	10.3
Secondary offering expenses(g)	—	—	0.7
Loss on early extinguishment of long-term borrowings, net(h)	0.0	0.2	—
Others(i)	0.6	0.4	—

Adjusted EBITDA	$74.5	$84.3	$78.7

(a)

For the year ended December 31, 2019, this adjustment eliminates the impact of a $2.2 million restructuring related charge to our fab employees, and a $7.0 million in professional fees and other charges incurred in connection with the strategic evaluation. For the year ended December 31, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

(e)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives. For the year ended December 31, 2019, this adjustment represents derivatives value changes excluded from the risk being hedged. For the years ended December 31, 2018 and 2017, this adjustment represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(f)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For the year ended December 31, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the first quarter of 2018. For the year ended December 31, 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC and the $4.3 million of the additional tax assessment and associated penalties, primarily related to non-income-based VAT transactions in the Restatement periods, administrative fine and related legal fees. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(g)	This adjustment eliminates expenses incurred for the secondary offering by the Selling Stockholders primarily in the third quarter of 2017.
(h)	This adjustment eliminates expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the fourth quarter of 2018 and the first quarter of 2019.
(i)

For the year ended December 31, 2019, this adjustment eliminates $0.5 million in legal settlement charges related to a dispute with a prior customer and a legal expense related to the indemnification of a former employee, which was borne by us under a negotiated separation agreement. For the year ended December 31, 2018, this adjustment eliminates a $0.4 million legal expense related to the indemnification of a former employee. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

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

Adjusted Net Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other charges (gains), net, (ii) early termination charges, (iii) equity-based compensation expense, (iv) foreign currency loss (gain), net, (v) derivative valuation loss (gain), net, (vi) restatement related expenses (gain), (vii) secondary offering expense, (viii) loss on early extinguishment of long-term borrowings, net and (ix) others.

The following table summarizes the adjustments to net income (loss) that we make in order to calculate Adjusted Net Income for the periods indicated:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In millions)
Net Income (Loss)	$(21.8)	$(3.9)	$84.9
Adjustments:
Restructuring and other charges (gains), net(a)	9.2	—	(17.0)
Early termination charges(b)	—	—	13.4
Equity-based compensation expense(c)	7.0	4.4	2.3
Foreign currency loss (gain), net(d)	21.8	24.4	(65.5)
Derivative valuation loss (gain), net(e)	0.3	2.4	(0.2)
Restatement related expenses (gain)(f)	—	(0.8)	10.3
Secondary offering expenses(g)	—	—	0.7
Loss on early extinguishment of long-term borrowings, net(h)	0.0	0.2	—
Others(i)	0.6	0.4	—

Adjusted Net Income	$17.1	$27.1	$28.9

(a)

For the year ended December 31, 2019, this adjustment eliminates the impact of a $2.2 million restructuring related charge to our fab employees, and a $7.0 million in professional fees and other charges incurred in connection with the strategic evaluation. For the year ended December 31, 2017, this adjustment eliminates the $16.6 million restructuring gain on sale of a building in connection with the closure of our 6-inch fab and the $0.4 million gain on sale of our sensor business. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.
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

(e)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives. For the year ended December 31, 2019, this adjustment represents derivatives value changes excluded from the risk being hedged. For the years ended December 31, 2018 and 2017, this adjustment represents hedge ineffectiveness or derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(f)

This adjustment eliminates expenses in connection with the Audit Committee’s independent investigation and related restatement and litigation, primarily comprised of legal, audit and consulting fees, and certain other expenses. For the year ended December 31, 2018, this adjustment eliminates the reversal of a $0.8 million accrual related to certain legal fees incurred in prior periods and reimbursed by insurers in the first quarter of 2018. For the year ended December 31, 2017, this adjustment includes the $3.0 million civil penalty imposed by the SEC and the $4.3 million of the additional tax assessment and associated penalties, primarily related to non-income-based VAT transactions in the Restatement periods, administrative fine and related legal fees. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(g)	This adjustment eliminates expenses incurred for the secondary offering by the Selling Stockholders primarily in the third quarter of 2017.
(h)	This adjustment eliminates expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the fourth quarter of 2018 and the first quarter of 2019.
(i)

For the year ended December 31, 2019, this adjustment eliminates $0.5 million in legal settlement charges related to a dispute with a prior customer and a legal expense related to the indemnification of a former employee, which was borne by us under a negotiated separation agreement. For the year ended December 31, 2018, this adjustment eliminates a $0.4 million legal expense related to the indemnification of a former employee. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

There was no tax impact from the adjustments to net income to calculate our Adjusted Net Income for the years ended December 31, 2019, 2018 and 2017 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) used to calculate Adjusted Net Income was applied consistently to the periods presented.

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

Because of these limitations, Adjusted Net Income should not be considered as a measure of profitability of our business. We compensate for these limitations by relying primarily on our US GAAP results and using Adjusted Net Income only as a supplement.

Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2019 were $74.5 million and $17.1 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2018 were $84.3 million and $27.1 million, respectively. Our Adjusted EBITDA and Adjusted Net Income for the year ended December 31, 2017 were $78.7 million and $28.9 million, respectively.

Factors Affecting Our Results of Operations

Net Sales. We derive virtually all of our sales (net of sales returns and allowances) from two segments: our Foundry Services Group and Standard Products Group. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Korea, the United States, Japan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region. Our net sales from All other consist principally of the disposal of scrap materials.

Prior to the adoption of the new revenue standard effective on January 1, 2018, we had historically recognized revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. After the adoption of the new revenue standard effective on January 1, 2018, we recognize revenue over time for those foundry products without alternative use where we have an enforceable right to payment for the related foundry services completed to date. As we adopted the new revenue standard under the modified retrospective method, we have not changed the comparative information in our consolidated financial statements for the year ended December 31, 2017. Such comparative information continues to be reported under the accounting standards in effect for that period. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Basis of Presentation and Significant Accounting Policies—Basis of Presentation and Recent Accounting Pronouncements” in this Report for further discussion. For the years ended December 31, 2019 and 2018, we sold products to 355 and 370 customers, respectively, and our net sales to our ten largest customers represented 67% and 61% of our net sales, respectively. We have a combined production capacity of approximately 113,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2019, approximately 98% of our employees were eligible for severance benefits.

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

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-US currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in US dollars converted from our non-US revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the US dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in US dollars relative to Korean won, depreciation in the US dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the US dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the US dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars. As of December 31, 2019, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $686.5 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency forward and zero cost collar contracts in order to mitigate a portion of the impact of US dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These forward and zero cost collar contracts may be terminated by a counterparty in a number of circumstances, including if our long-term debt rating falls below B-/B3 or if our total cash and cash equivalents is less than $30.0 million at the end of a fiscal quarter unless a waiver is obtained from the counterparty. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Note 9. Derivative Financial Instruments” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our foreign exchange hedging activities.

Foreign Currency Gain or Loss. Foreign currency translation gains or losses on transactions by us or our subsidiaries in a currency other than our or our subsidiaries’ functional currency are included in foreign currency gain (loss), net in our statements of operations. A substantial portion of this net foreign currency gain or loss relates to non-cash translation gain or loss related to the principal balance of intercompany balances at our Korean subsidiary that are denominated in US dollars. This gain or loss results from fluctuations in the exchange rate between the Korean won and US dollar.

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

We are subject to income- or non-income-based tax examinations by tax authorities of the US, Korea and multiple other foreign jurisdictions, where applicable, for all open tax years. Significant estimates and judgments are required in determining our worldwide provision for income- or non-income based taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17. Income Taxes” included elsewhere in this Report.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in US dollars and as a percentage of our net sales:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017 (As adjusted)
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(In millions)
Consolidated statements of operations data:
Net sales	$792.2	100.0%	$750.9	100.0%	$679.7	100.0%
Cost of sales	611.6	77.2	552.8	73.6	491.8	72.4

Gross profit	180.6	22.8	198.1	26.4	187.9	27.6
Selling, general and administrative expenses	71.6	9.0	72.6	9.7	81.8	12.0
Research and development expenses	75.4	9.5	78.0	10.4	70.5	10.4
Restructuring and other charges (gains), net	9.2	1.2	—	—	(17.0)	(2.5)
Early termination charges	—	—	—	—	13.4	2.0

Operating income	24.4	3.1	47.4	6.3	39.2	5.8
Interest expense	(22.6)	(2.9)	(22.3)	(3.0)	(21.6)	(3.2)
Foreign currency gain (loss), net	(21.8)	(2.8)	(24.4)	(3.3)	65.5	9.6
Loss on early extinguishment of long-term borrowings, net	(0.0)	(0.0)	(0.2)	(0.0)	—	—
Others, net	3.0	0.4	0.3	0.0	2.9	0.4

	(41.5)	(5.2)	(46.7)	(6.2)	46.9	6.9

Income (loss) before income tax expense	(17.1)	(2.2)	0.7	0.1	86.1	12.7
Income tax expense	4.7	0.6	4.6	0.6	1.2	0.2

Net income (loss)	$(21.8)	(2.8)%	$(3.9)	(0.5)%	$84.9	12.5%

Net Sales:
Foundry Services Group	$307.1	38.8%	$325.3	43.3%	$350.4	51.6%
Standard Products Group
Display Solutions	308.5	38.9	256.1	34.1	179.2	26.4
Power Solutions	176.2	22.2	169.3	22.5	149.8	22.0

Total Standard Products Group	484.8	61.2	425.4	56.7	329.1	48.4
All other	0.3	0.0	0.2	0.0	0.2	0.0

Total net sales	$792.2	100.0%	$750.9	100.0%	$679.7	100.0%

Results of Operations—Comparison of Years Ended December 31, 2019 and 2018

The following table sets forth consolidated results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$792.2	100.0%	$750.9	100.0%	$41.3
Cost of sales	611.6	77.2	552.8	73.6	58.8

Gross profit	180.6	22.8	198.1	26.4	(17.5)

Selling, general and administrative expenses	71.6	9.0	72.6	9.7	(1.0)
Research and development expenses	75.4	9.5	78.0	10.4	(2.7)
Restructuring and other charges	9.2	1.2	—	—	9.2

Operating income	24.4	3.1	47.4	6.3	(23.0)

Interest expense	(22.6)	(2.9)	(22.3)	(3.0)	(0.3)
Foreign currency loss, net	(21.8)	(2.8)	(24.4)	(3.3)	2.6
Loss on early extinguishment of long-term borrowings, net	(0.0)	(0.0)	(0.2)	(0.0)	0.2
Others, net	3.0	0.4	0.3	0.0	2.7

	(41.5)	(5.2)	(46.7)	(6.2)	5.2

Income (loss) before income tax expense	(17.1)	(2.2)	0.7	0.1	(17.8)
Income tax expense	4.7	0.6	4.6	0.6	0.1

Net loss	$(21.8)	(2.8)	$(3.9)	(0.5)	$(17.9)

Results by segment

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$307.1	38.8%	$325.3	43.3%	$(18.2)
Standard Products Group
Display Solutions	308.5	38.9	256.1	34.1	52.4
Power Solutions	176.2	22.2	169.3	22.5	7.0

Total Standard Products Group	484.8	61.2	425.4	56.7	59.4
All other	0.3	0.0	0.2	0.0	0.1

Total net sales	$792.2	100.0%	$750.9	100.0%	$41.3

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$64.0	20.8%	$82.6	25.4%	$(18.6)
Standard Products Group	116.3	24.0	115.5	27.1	0.8
All other	0.3	99.6	0.0	21.2	0.2

Total gross profit	$180.6	22.8%	$198.1	26.4%	$(17.5)

Net Sales

Net sales were $792.2 million for the year ended December 31, 2019, a $41.3 million, or 5.5%, increase compared to $750.9 million for the year ended December 31, 2018. This increase was primarily attributable to an increase in revenue from our Standard Products Group, which was offset in part by a decrease in revenue from our Foundry Services Group.

Foundry Services Group. Net sales from our Foundry Services Group segment were $307.1 million for the year ended December 31, 2019, an $18.2 million, or 5.6%, decrease compared to net sales of $325.3 million for the year ended December 31, 2018. The decrease was primarily attributable to weaker demand from our foundry customers during the first half of 2019 as a result of softening global market conditions, including macroeconomic uncertainties, and us being more selective about new business as a result of our strategic evaluation of our Foundry Services Group business and Fab 4. This decrease was offset in part by an increase in sales of certain communication-related products from global power management IC foundry customers and higher sales of certain gate driver ICs for a foundry customer serving the global computing sector.

Standard Products Group. Net sales from our Standard Products Group segment were $484.8 million for the year ended December 31, 2019, a $59.4 million, or 14.0%, increase compared to $425.4 million for the year ended December 31, 2018. This increase was primarily attributable to an increase in revenue related to our mobile OLED display driver ICs due to an increase in new OLED smartphones by Chinese and Korean manufacturers and higher demand for premium power products such as high-end MOSFETs primarily for TV and industrial applications. This increase was offset in part by a strategic reduction of our lower margin LCD business.

All Other. All other net sales were $0.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

Gross Profit

Total gross profit was $180.6 million for the year ended December 31, 2019 compared to $198.1 million for the year ended December 31, 2018, a $17.5 million, or 8.8%, decrease. Gross profit as a percentage of net sales for the year ended December 31, 2019 decreased to 22.8% compared to 26.4% for the year ended December 31, 2018, primarily due to a decrease in gross profit as a percentage of net sales from both of our Foundry Services Group and Standard Products Group segments as described below.

Foundry Services Group. Gross profit from our Foundry Services Group segment was $64.0 million for the year ended December 31, 2019, an $18.6 million, or 22.5%, decrease compared to $82.6 million for the year ended December 31, 2018. Gross profit as a percentage of net sales for the year ended December 31, 2019 decreased to 20.8% compared to 25.4% for the year ended December 31, 2018. The decrease in both gross profit and gross profit margin was primarily attributable to an unfavorable product mix and a significant drop in the utilization rate during the first half of 2019, which was affected in part by a softening of global market conditions, including macroeconomic uncertainties, and by being more selective about new business as a result of the strategic evaluation of our Foundry Services Group business and Fab 4.

Standard Products Group. Gross profit from our Standard Products Group segment was $116.3 million for the year ended December 31, 2019, a $0.8 million, or 0.7%, increase from $115.5 million for the year ended December 31, 2018. Gross profit as a percentage of net sales for the year ended December 31, 2019 decreased to 24.0% compared to 27.1% for the year ended December 31, 2018. The decrease in gross profit margin was primarily attributable to inventory reserves related to certain legacy display products and a significant drop in the utilization rate during the first half of 2019, and an impact from lower yield of a newly introduced mobile display product during an early stage of production during the third quarter of 2019. This decrease was offset in part by a better product mix from an increase in sales of premium power products such as high-end MOSFETs primarily for TV and industrial applications.

All Other. All other gross profit was $0.3 million for the year ended December 31, 2019 and $0.04 million for the year ended December 31, 2018.

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$249.4	31.5%	$282.5	37.6%	$(33.1)
Asia Pacific (other than Korea)	466.4	58.9	380.6	50.7	85.8
United States	28.1	3.5	37.5	5.0	(9.4)
Europe	46.4	5.9	47.8	6.4	(1.4)
Others	1.9	0.2	2.5	0.3	(0.6)

	$792.2	100.0%	$750.9	100.0%	$41.3

Net sales in Korea for the year ended December 31, 2019 decreased from $282.5 million to $249.4 million compared to the year ended December 31, 2018, or by $33.1 million, or 11.7%, primarily due to a decrease in revenue related to mobile OLED display driver ICs and a strategic reduction of lower margin LCD business. This decrease was offset in part by higher sales of certain gate driver ICs for a foundry customer in Korea serving the global computing sector and increased sales of our premium power products.

Net sales in the Asia Pacific for the year ended December 31, 2019 increased from $380.6 million to $466.4 million compared to the year ended December 31, 2018, or by $85.8 million, or 22.5%, primarily due to an increase in revenue related to mobile OLED display driver ICs in connection with an increase in new OLED smartphones by Chinese and Korean manufacturers. This increase was offset in part by weaker demand during the first half of 2019 from our foundry customers in part as a result of softening global market conditions, including macroeconomic uncertainties, us being more selective about new business as a result of the strategic evaluation of the Foundry business and Fab 4, and a lower demand for certain of our lower margin power products.

Net sales in the United States for the year ended December 31, 2019 decreased from $37.5 million to $28.1 million compared to the year ended December 31, 2018, or by $9.4 million, or 25.0%, primarily due to a decrease in sales of certain products from a global power management IC foundry customer.

Net sales in Europe for the year ended December 31, 2019 decreased from $47.8 million to $46.4 million compared to the year ended December 31, 2018, or by $1.4 million, or 2.9%, primarily due to a decrease in sales of sensor-related ICs for automotive applications and lower demand from a customer serving the high-end smartphone market, which was offset in part by an increase in sales of certain charger related products in the communications industry.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $71.6 million, or 9.0% of net sales for the year ended December 31, 2019, compared to $72.6 million, or 9.7% of net sales for the year ended December 31, 2018. The decrease of $1.0 million, or 1.4%, was primarily attributable to a decrease in certain employee incentives and legal and consulting service fees. This decrease was offset in part by an increase in equity-based compensation and legal settlement charges relating to a dispute with a prior customer recorded in the first quarter of 2019.

Research and Development Expenses. Research and development expenses were $75.4 million, or 9.5%, of net sales for the year ended December 31, 2019, compared to $78.0 million, or 10.4%, of net sales for the year ended December 31, 2018. The decrease of $2.7 million, or 3.4%, was primarily attributable to a decrease in certain employee incentives and a decrease in outside service fees and various overhead expenses, which was offset in part by an increase in development activities for our 28-nanometer OLED display driver ICs.

Restructuring and Other Charges. For the year ended December 31, 2019, we recorded $7.0 million in professional fees and other charges incurred in connection with the strategic evaluation of our Foundry Services Group business and Fab 4, and recorded such costs as restructuring and other charges in our consolidated statements of operations. We also recorded $2.2 million and $0.1 million restructuring-related charges in the first and the fourth quarter of 2019, respectively.

Operating Income

As a result of the foregoing, operating income decreased by a $23.0 million in the year ended December 31, 2019 compared to the year ended December 31, 2018. As discussed above, the decrease in operating income resulted from a $17.5 million decrease in gross profit and a $9.2 million increase in restructuring and other charges, which were partially offset by a $1.0 million decrease in selling, general and administrative expenses and a $2.7 million decrease in research and development expenses.

Other Income (Expense)

Interest Expense. Interest expenses were $22.6 million and $22.3 million for the years ended December 31, 2019 and December 31, 2018, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the year ended December 31, 2019 was $21.8 million compared to net foreign currency loss of $24.4 million for the year ended December 31, 2018, which was due to the depreciation in value of the Korean won relative to the US dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars, and is affected by changes in the exchange rate between the Korean won and the US dollar. As of December 31, 2019, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $686.5 million. Foreign currency translation loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on Early Extinguishment of Long-Term Borrowings, Net. Loss on early extinguishment of long-term borrowings for the years ended December 31, 2019 and 2018 were $0.04 million and $0.2 million, respectively.

Others, Net. Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the years ended December 31, 2019 and 2018 were $3.0 million and $0.3 million, respectively.

Income Tax Expense

We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Korea where the statutory tax rate applicable to us was approximately 24.2%. Statutory tax rates for our foreign subsidiaries except those in Luxembourg, Netherlands and Korea, were less than the US federal statutory rate of 21.0%.

We recorded income tax expenses of $4.7 million and $4.6 million for the years ended December 31, 2019 and 2018, respectively. The income tax expenses for the years ended December 31, 2019 and 2018 were primarily attributable to taxable income generated by our primary operating subsidiary in Korea combined with its ability to utilize net operating carryforwards up to 60% of the taxable income. Our effective tax rate was negative for the year ended December 31, 2019, as compared to 620.6% for the year ended December 31, 2018.

We make an ongoing assessment regarding the realization of US and non-US deferred tax assets. The valuation allowances at December 31, 2019 and 2018 were primarily attributable to deferred tax assets for the uncertainty in taxable income at our Korean subsidiary for which we have recorded a full valuation allowance against the deferred tax assets, net of its deferred tax liabilities, and against certain of our foreign subsidiaries’ deferred tax assets pertaining to their related tax loss carry-forwards and tax credits that are not anticipated to generate a tax benefit.

Net Loss

As a result of the foregoing, net loss increased by $17.9 million in the year ended December 31, 2019 compared to the year ended December 31, 2018. As discussed above, the increase primarily resulted from a $23.0 million decrease in operating income, which was partially offset by a $2.6 million decrease in foreign currency loss and a $2.1 million decrease in losses on the valuation of derivatives recorded in others, net.

Results of Operations—Comparison of Years Ended December 31, 2018 and 2017

The following table sets forth consolidated results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net sales	$750.9	100.0%	$679.7	100.0%	$71.2
Cost of sales	552.8	73.6	491.8	72.4	61.0

Gross profit	198.1	26.4	187.9	27.6	10.2

Selling, general and administrative expenses	72.6	9.7	81.8	12.0	(9.1)
Research and development expenses	78.0	10.4	70.5	10.4	7.5
Restructuring and other gains, net	—	—	(17.0)	(2.5)	17.0
Early termination charges	—	—	13.4	2.0	(13.4)

Operating income	47.4	6.3	39.2	5.8	8.2

Interest expense	(22.3)	(3.0)	(21.6)	(3.2)	(0.7)
Foreign currency gain (loss), net	(24.4)	(3.3)	65.5	9.6	(90.0)
Loss on early extinguishment of long-term borrowings, net	(0.2)	(0.0)	—	—	(0.2)
Others, net	0.3	0.0	2.9	0.4	(2.6)

	(46.7)	(6.2)	46.9	6.9	(93.5)

Income before income tax expense	0.7	0.1	86.1	12.7	(85.3)
Income tax expense	4.6	0.6	1.2	0.2	3.5

Net income (loss)	$(3.9)	(0.5)	$84.9	12.5	$(88.8)

Results by segment

	Year Ended December 31, 2018		Year Ended December 31, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Net Sales
Foundry Services Group	$325.3	43.3%	$350.4	51.6%	$(25.1)
Standard Products Group
Display Solutions	256.1	34.1	179.2	26.4	76.9
Power Solutions	169.3	22.5	149.8	22.0	19.4

Total Standard Products Group	425.4	56.7	329.1	48.4	96.3
All other	0.2	0.0	0.2	0.0	(0.0)

Total net sales	$750.9	100.0%	$679.7	100.0%	$71.2

	Year Ended December 31, 2018		Year Ended December 31, 2017 (As adjusted)
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Foundry Services Group	$82.6	25.4%	$101.8	29.0%	$(19.2)
Standard Products Group	115.5	27.1	85.9	26.1	29.6
All other	0.0	21.2	0.2	100.0	(0.2)

Total gross profit	$198.1	26.4%	$187.9	27.6%	$10.2

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

Net Sales by Geographic Region

We report net sales by geographic region based on the location to which the products are billed. The following table sets forth our net sales by geographic region and the percentage of total net sales represented by each geographic region for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Korea	$282.5	37.6%	$279.9	41.2%	$2.6
Asia Pacific (other than Korea)	380.6	50.7	322.6	47.5	58.0
United States	37.5	5.0	35.1	5.2	2.4
Europe	47.8	6.4	41.1	6.0	6.7
Others	2.5	0.3	1.0	0.1	1.5

	$750.9	100.0%	$679.7	100.0%	$71.2

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

Restructuring and Other Gains. Restructuring and other gain of $17.0 million recorded for the year ended December 31, 2017 resulted from a $16.6 million restructuring gain on the sale of the building related to the closure of our 6-inch fab and a $0.4 million gain on sale of our sensor business.

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

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2019, we do not have any accounts payable on extended terms or payment deferment with our vendors.

We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.

As of December 31, 2019, cash and cash equivalents held by our Korean subsidiary were $147.8 million, which represents 97% of our total cash and cash equivalents of $151.7 million on a consolidated basis. We, as a holding company resident in the United States, issued our 2021 Notes. Payments under our outstanding 2021 Notes are currently funded in part by our Korean subsidiary’s repayment of its existing loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay the loans owed to us or to our Luxembourg subsidiary, which repays loans owed to us. Our Exchangeable Notes were issued by our Luxembourg subsidiary, and the proceeds from the Exchangeable Notes Offering, were transferred to our Dutch and Korean subsidiaries through intercompany loans. Therefore, we expect payments under the Exchangeable Notes to be funded in part by our Korean subsidiary’s repayment of its existing or new loans from our Dutch subsidiary, with our Dutch subsidiary using such repayments in turn to repay loans owed to our Luxembourg subsidiary.

We may, from time to time, repurchase a portion of our outstanding 2021 Notes and our Exchangeable Notes through open market purchases or privately negotiated transactions subject to prevailing market conditions and our available cash reserves.

Year ended December 31, 2019 compared to year ended December 31, 2018

As of December 31, 2019, our cash and cash equivalents balance was $151.7 million, a $19.2 million increase, compared to $132.4 million as of December 31, 2018. The increase resulted from a $50.5 million of cash inflow provided by operating activities, which was partially offset by a $28.9 million cash outflow used in investing activities and a $1.8 million of cash outflow used in financing activities.

Cash inflow provided by operating activities totaled $50.5 million for the year ended December 31, 2019, compared to $39.2 million of cash inflow provided by operating activities for the year ended December 31, 2018. The net operating cash inflow for the year ended December 31, 2019 reflects our net loss of $21.8 million, as adjusted favorably by $87.7 million, which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency loss, and net unfavorable impact of $15.4 million from changes of operating assets and liabilities.

Our working capital balance as of December 31, 2019 was $245.5 million compared to $220.1 million as of December 31, 2018. The $25.4 million increase was primarily attributable to a $19.2 million increase in cash and cash equivalents, a $15.6 million increase in accounts receivable, net, a $5.1 million decrease in deferred revenue and a $4.0 million increase in hedge collateral, which was offset in part by a $21.1 million decrease in unbilled accounts receivable, net.

Cash outflow used in investing activities totaled $28.9 million for the year ended December 31, 2019, compared to $33.3 million for the year ended December 31, 2018. The $4.4 million decrease in investing activities was attributable to a $10.3 million decrease in purchase of plant, property and equipment, including a $4.3 million payment for the purchase of certain facilities related to a water treatment facility arrangement in 2018. This decrease was offset in part by a $5.7 million net increase in hedge collateral.

Cash outflow used in financing activities totaled $1.8 million for the year ended December 31, 2019, compared to $1.3 million of cash inflow provided by financing activities for the year ended December 31, 2018. The financing cash outflow for the year ended December 31, 2019 was primarily attributable to a payment of $1.2 million for the repurchase of 2021 Notes and Exchangeable Notes in the first quarter of 2019 and a payment of $2.4 million for the repurchase of our common stock in January 2019 pursuant to our stock repurchase plan, which was offset in part by $2.9 million of proceeds received from the issuance of common stock in connection with the exercise of stock options. The financing cash inflow for the year ended December 31, 2018 was primarily attributable to proceeds of $4.3 million in connection with the water treatment facility arrangement and $1.1 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $2.2 million for the repurchases of 2021 Notes and

Exchangeable Notes in December 2018 and $1.6 million for the repurchase of our common stock in December 2018 pursuant to our stock repurchase plan.

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capabilities. For the year ended December 31, 2019, capital expenditures for plant, property and equipment were $23.0 million, a $10.3 million, or 30.9%, decrease from $33.2 million, including a $4.3 million payment for the purchase of certain facilities related to a water treatment facility arrangement, for the year ended December 31, 2018. The capital expenditures for the year ended December 31, 2019 were related to meeting our customer demand and supporting technology and facility improvements at our fabrication facilities.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
	(In millions)
Exchangeable Notes(1)	$90.0	$4.2	$85.8	$—	$—	$—	$—
Senior Notes(2)	254.0	14.9	239.1	—	—	—	—
Operating leases(3)	18.1	2.8	1.3	1.1	1.1	1.1	10.6
Finance leases(3)	3.3	0.4	0.4	0.4	0.4	0.1	1.5
Water Treatment Services(3)(4)	47.3	8.4	8.3	8.3	5.7	3.8	12.9
Others(5)	17.3	11.8	4.9	0.3	0.1	0.0	0.1

(1)

Interest payments as well as $83.7 million aggregate principal amount of the Exchangeable Notes outstanding as of December 31, 2019, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier exchanged at the price of approximately $8.26 per share of common stock.

(2)

Interest payments as well as $224.3 million aggregate principal amount of the 2021 Notes outstanding as of December 31, 2019, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.

(3)	Assumes constant currency exchange rate for Korean won to US dollars of 1,157.8:1, the exchange rate as of December 31, 2019.
(4)	Includes future payments for water treatment services for our fabrication facilities in Korea based on the contractual terms.
(5)	Includes license agreements, funding obligations for the accrued severance benefits and other contractual obligations.

The indentures relating to the Exchangeable Notes and the 2021 Notes contain covenants as detailed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Long-Term Borrowings” in this Report. Those covenants are subject to a number of exceptions and qualifications. Certain of those restrictive covenants will terminate if the Exchangeable Notes or the 2021 Notes are rated investment grade at any time.

We lease land, office space and equipment under various operating lease agreements that expire through 2034.

We are a party to arrangements for the water treatment facilities in Cheongju and Gumi, Korea, which include 5-year and 10-year service agreements, respectively.

Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of December 31, 2019, our accrued severance benefits totaled $146.7 million and cumulative contributions to these severance insurance deposit accounts amounted to $4.8 million. Our related cash payments for future contributions are $3.5 million for 2020, to the extent that our obligations are contractual, fixed and reasonably estimable.

We follow US GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.4 million as of December 31, 2019. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our Standards Products Group sells products manufactured based on our design. Our products are either standardized with an alternative use or we do not have an enforceable right to payment for the related manufacturing services completed to date. Therefore, revenue for our Standards Products Group is recognized when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.

A portion of our sales are made through distributors for which we apply the same revenue recognition guidance described above. We defer the recognition of revenue when a distributor receives consideration from the customers prior to the performance obligation being fulfilled. These amounts are classified as deferred revenue on the consolidated balance sheets.

In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is (i) both imposed on and concurrent with a specific revenue-producing transaction, and (ii) collected by us from a customer, is excluded from revenue and related revenue is presented in the statements of operations on a net basis.

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

In addition, we offer sales returns (other than those that relate to defective products under warranty), cash discounts for early payments, sales incentives including discounts and volume rebates, and certain allowances to our customers, including our distributors. We record reserves for those returns, discounts, incentives and allowances as a deduction from sales based on historical experience and other quantitative and qualitative factors.

Substantially all of our contracts are one year or less in duration. The standard payment terms with customers are generally thirty to sixty days from the time of shipment, product delivery to the customer’s location or customer acceptance, depending on the terms of the related arrangement.

Leases

We determine if an arrangement is a lease at inception of a contract by considering whether the arrangement conveys the right to control the use of an identified asset over the period of use. Control of an underlying asset is conveyed if we have the right to direct the use of, and to obtain substantially all of the economic benefits from the use of, the identified asset. We account for lease transactions as either an operating or a finance lease, depending on the terms of the underlying lease arrangement. Assets related to operating leases are recorded on the balance sheet as operating lease right-of-use assets; the related liabilities are recorded as operating lease liabilities for the current portion and non-current operating lease liabilities for the non-current portion. Finance lease right-of-use assets are included in property and equipment, net and the related lease liabilities are included in other current liabilities and other non-current liabilities on the consolidated balance sheets.

Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide a readily determinable implicit rate, we estimate our incremental borrowing rates in determining the present value of future payments based on the lease term of each lease and market information available at commencement date. Finance lease right-of-use assets are amortized on a straight-line basis over the respective lease term with the interest expense on the lease liability recorded using the interest method. The amortization and interest expense are recorded separately in the consolidated statements of operations. Amortization of operating lease right-of-use assets and interest expense on operating lease liabilities are recognized on a straight-line basis over the respective lease term.

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

Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates, are not included in the right-of-use assets or liabilities. These variable lease payments are expensed as incurred.

We do not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases but rather recognize fixed lease payments in the statements of operations on a straight-line basis and variable payments in the period in which the related obligations incur.

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

The gross amount of inventory reserves charged to cost of sales totaled $13.9 million, $8.3 million and $7.0 million in the fiscal years ended December 31, 2019, 2018 and 2017, respectively. The new cost base related to the sale of inventory that was previously written down totaled $3.1 million, $4.1 million and $6.0 million in the fiscal years ended December 31, 2019, 2018 and 2017, respectively.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than US dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2019 for our Korean subsidiary, a 10% devaluation of the Korean won against the US dollar would have resulted in a decrease of $0.3 million in our US dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of December 31, 2019, $83.7 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of December 31, 2019, $224.3 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market risk related to the Exchangeable Notes and the 2021 Notes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MagnaChip Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MagnaChip Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income / (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

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

February 21, 2020

We have served as the Company’s auditor since 2004.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$151,657	$132,438
Accounts receivable, net	95,641	80,003
Unbilled accounts receivable, net	17,094	38,181
Inventories, net	73,267	71,611
Other receivables	10,254	3,702
Prepaid expenses	12,250	11,133
Hedge collateral (Note 9)	9,820	5,810
Other current assets (Notes 1 and 2)	9,382	9,867

Total current assets	379,365	352,745

Property, plant and equipment, net (Notes 5 and 7)	182,574	202,171
Operating lease right-of-use assets	11,482	—
Intangible assets, net	4,014	3,953
Long-term prepaid expenses	8,834	15,598
Other non-current assets	9,059	8,729

Total assets	$595,328	$583,196

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$60,879	$55,631
Other accounts payable	10,293	15,168
Accrued expenses	55,076	46,250
Deferred revenue (Note 1)	1,422	6,477
Operating lease liabilities	2,036	—
Other current liabilities (Note 1)	4,127	9,133

Total current liabilities	133,833	132,659

Long-term borrowings, net	304,743	303,577
Non-current operating lease liabilities	9,446	—
Accrued severance benefits, net	146,728	146,031
Other non-current liabilities	15,559	18,239

Total liabilities	610,309	600,506

Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 43,851,991 shares issued and 34,800,312 outstanding at December 31, 2019 and 43,054,458 shares issued and 34,441,232 outstanding at December 31, 2018	439	431
Additional paid-in capital	152,404	142,600
Accumulated deficit	(58,131)	(36,305)
Treasury stock, 9,051,679 shares at December 31, 2019 and 8,613,226 shares at December 31, 2018, respectively	(107,033)	(103,926)
Accumulated other comprehensive loss	(2,660)	(20,110)

Total stockholders’ deficit	(14,981)	(17,310)

Total liabilities and stockholders’ equity	$595,328	$583,196

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In thousands of US dollars, except share data)
Net sales	$792,195	$750,898	$679,672
Cost of sales	611,584	552,802	491,779

Gross profit	180,611	198,096	187,893

Operating expenses
Selling, general and administrative expenses	71,637	72,639	81,775
Research and development expenses	75,356	78,039	70,523
Restructuring and other charges (gains)	9,195	—	(17,010)
Early termination charges	—	—	13,369

Total operating expenses	156,188	150,678	148,657

Operating income	24,423	47,418	39,236

Interest expense	(22,627)	(22,282)	(21,559)
Foreign currency gain (loss), net	(21,813)	(24,445)	65,516
Loss on early extinguishment of long-term borrowings, net	(42)	(206)	—
Other income, net	2,980	264	2,898

Income (loss) before income tax expense	(17,079)	749	86,091
Income tax expense	4,747	4,649	1,155

Net income (loss)	$(21,826)	$(3,900)	$84,936

Earnings (loss) per common share—
Basic	$(0.64)	$(0.11)	$2.50
Diluted	$(0.64)	$(0.11)	$2.02

Weighted average number of shares—
Basic	34,321,888	34,469,921	33,943,264
Diluted	34,321,888	34,469,921	44,755,137

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In thousands of US dollars)
Net income (loss)	$(21,826)	$(3,900)	$84,936

Other comprehensive income (loss)
Foreign currency translation adjustments	15,856	18,352	(52,873)
Derivative adjustments
Fair valuation of derivatives	(2,894)	(1,589)	7,736
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	4,488	(3,759)	(2,001)

Total other comprehensive income (loss)	17,450	13,004	(47,138)

Total comprehensive income (loss)	$(4,376)	$9,104	$37,798

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of US dollars, except share data)	Shares	Amount
Balance at January 1, 2017	35,048,338	$416	$130,189	$(125,825)	$(90,918)	$14,024	$(72,114)

Stock-based compensation	—	—	2,336	—	—	—	2,336
Exercise of stock options	539,183	6	3,738	—	—	—	3,744
Settlement of restricted stock units	397,522	4	(4)	—	—	—	—
Acquisition of treasury stock	(1,795,444)	—	—	—	(11,401)	—	(11,401)
Other comprehensive loss, net	—	—	—	—	—	(47,138)	(47,138)
Net income	—	—	—	84,936	—	—	84,936

Balance at December 31, 2017, as previously reported	34,189,599	$426	$136,259	$(40,889)	$(102,319)	$(33,114)	$(39,637)
Impact of adopting the new revenue standard	—	—	—	8,484	—	—	8,484
Balance at January 1, 2018, as adjusted	34,189,599	$426	$136,259	$(32,405)	$(102,319)	$(33,114)	$(31,153)

Stock-based compensation	—	—	5,213	—	—	—	5,213
Exercise of stock options	162,341	2	1,131	—	—	—	1,133
Settlement of restricted stock units	328,309	3	(3)	—	—	—	—
Acquisition of treasury stock	(239,017)	—	—	—	(1,607)	—	(1,607)
Other comprehensive income, net	—	—	—	—	—	13,004	13,004
Net loss	—	—	—	(3,900)	—	—	(3,900)

Balance at December 31, 2018	34,441,232	$431	$142,600	$(36,305)	$(103,926)	$(20,110)	$(17,310)

Stock-based compensation	—	—	6,952	—	—	—	6,952
Exercise of stock options	452,819	4	2,856	—	—	—	2,860
Settlement of restricted stock units	344,714	4	(4)	—	—	—	—
Acquisition of treasury stock	(438,453)	—	—	—	(3,107)	—	(3,107)
Other comprehensive income, net	—	—	—	—	—	17,450	17,450
Net loss	—	—	—	(21,826)	—	—	(21,826)

Balance at December 31, 2019	34,800,312	$439	$152,404	$(58,131)	$(107,033)	$(2,660)	$(14,981)

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$(21,826)	$(3,900)	$84,936
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	32,729	32,048	28,146
Provision for severance benefits	17,139	17,644	24,373
Amortization of debt issuance costs and original issue discount	2,299	2,183	1,987
Loss (gain) on foreign currency, net	24,692	30,215	(77,600)
Restructuring and other charges (gains)	3,598	—	(17,010)
Stock-based compensation	6,952	4,409	2,336
Loss on early extinguishment of long-term borrowings, net	42	206	—
Other	247	(1,235)	49
Changes in operating assets and liabilities
Accounts receivable, net	(19,824)	8,294	(22,210)
Unbilled accounts receivable, net	19,274	(1,284)	—
Inventories, net	(4,210)	(30,675)	(8,077)
Other receivables	(6,200)	1,260	2,218
Other current assets	11,984	9,942	2,318
Accounts payable	7,375	(8,389)	10,320
Other accounts payable	(8,518)	(11,183)	(12,141)
Accrued expenses	5,279	(3,926)	(12,020)
Deferred revenue	(4,768)	2,891	(3,949)
Other current liabilities	(4,460)	2,123	(1,281)
Other non-current liabilities	(306)	2,346	(760)
Payment of severance benefits	(9,288)	(11,688)	(21,506)
Other	(1,713)	(2,045)	(382)

Net cash provided by (used in) operating activities	50,497	39,236	(20,253)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	13,583	14,342	10,615
Payment of hedge collateral	(17,833)	(12,907)	(14,839)
Proceeds from disposal of property, plant and equipment	202	1,685	1,209
Purchase of property, plant and equipment	(22,955)	(28,948)	(32,661)
Payment for property related to water treatment facility arrangement	—	(4,283)	—
Payment for intellectual property registration	(1,103)	(961)	(1,207)
Collection of guarantee deposits	549	801	1,462
Payment of guarantee deposits	(1,349)	(3,016)	(41)
Other	9	(19)	94

Net cash used in investing activities	(28,897)	(33,306)	(35,368)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	—	86,250
Payment of debt issuance costs	—	—	(5,902)
Repurchase of long-term borrowings	(1,175)	(2,228)	—
Proceeds from exercise of stock options	2,860	1,132	3,744
Acquisition of treasury stock	(2,702)	(1,607)	(11,401)
Proceeds from property related to water treatment facility arrangement (Note 5)	—	4,283	—
Repayment of financing related to water treatment facility arrangement (Note 5)	(552)	(286)	—
Repayment of principal portion of finance lease liabilities	(233)	—	—

Net cash provided by (used in) financing activities	(1,802)	1,294	72,691

Effect of exchange rates on cash, cash equivalents and restricted cash	(579)	(3,361)	9,899

Net increase in cash, cash equivalents and restricted cash	19,219	3,863	26,969

Cash, cash equivalents and restricted cash
Beginning of the period	132,438	128,575	101,606

End of the period	$151,657	$132,438	$128,575

Supplemental cash flow information
Cash paid for interest	$19,071	$19,255	$17,590

Cash paid for income taxes	$2,081	$920	$1,027

Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$2,542	$5,249	$2,520

Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$(405)	$—	$—

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

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, unbilled accounts receivable, inventories, stock based compensation, property plant and equipment, intangible assets, leases, other long-lived assets, long-term employee benefits, contingencies liabilities, estimated future cash flows and other assumptions used in long-lived asset impairment tests and calculation of income taxes and deferred tax valuation allowances, and assumptions used in the calculation of sales incentives, among others. Although these estimates and assumptions are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be significantly different from the estimates.

Foreign Currency Translation

The Company has assessed in accordance with Accounting Standards Codification (ASC) 830, “Foreign Currency Matters” (“ASC 830”), the functional currency of each of its subsidiaries in Luxembourg and the

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Netherlands and has designated the US dollar to be their respective functional currencies. The Korean Won is the functional currency for the Company’s Korean subsidiary, which is the primary operating subsidiary of the Company. The Company and its other subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the US dollar are translated into the US dollar in accordance with ASC 830. All the assets and liabilities are translated to the US dollar at the end-of-period exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates for the respective periods. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive loss of stockholders’ equity. Foreign currency translation gains or losses on transactions by the Company or its subsidiaries in a currency other than its or its subsidiaries’ functional currency are included in foreign currency gain (loss), net in its statements of operations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first in, first out method (“FIFO”). If net realizable value is less than cost at the balance sheet date, the carrying amount is reduced to the realizable value, and the difference is recognized as a loss on valuation of inventories within cost of sales. Inventory reserves are established when conditions indicate that the net realizable value is less than costs due to physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. The Company evaluates the sufficiency of inventory reserves and takes into consideration historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product age and other factors. Reserves are also established

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

for excess inventory based on the Company’s current inventory levels and projected demand and its ability to sell those specific products. Situations that could cause these inventory reserves include a decline in business and economic conditions, decline in consumer confidence caused by changes in market conditions, sudden and significant decline in demand for our products, inventory obsolescence because of rapidly changing technology and consumer requirements, or failure to estimate end customer demand properly. A reduction of these inventory reserves may be recorded if previously reserved items are subsequently sold as a result of unexpected changes to certain aforementioned situations.

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

Advances to Suppliers

The Company, from time to time, may make advances in form of prepayments or deposits to suppliers to procure materials to meet its planned production. The Company recorded advances of $6,593 thousand and $8,132 thousand as other current assets as of December 31, 2019 and 2018, respectively.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide a readily determinable implicit rate, the Company estimates its incremental borrowing rates in determining the present value of future payments based on the lease term of each lease and market information available at commencement date. Finance lease right-of-use assets are amortized on a straight-line basis over the respective lease term with the interest expense on the lease liability recorded using the interest method. The amortization and interest expense are recorded separately in the consolidated statements of operations. Amortization of operating lease right-of-use assets and interest expense on operating lease liabilities are recognized on a straight-line basis over the respective lease term.

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

Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary, MagnaChip Semiconductor Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2019, 98% of all employees of the Company were eligible for severance benefits.

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

The Standards Products Group of the Company sells products manufactured based on the Company’s design. The Standard Products Group’s products are either standardized with an alternative use or the Company does not have an enforceable right to payment for the related manufacturing services completed to date. Therefore, revenue for the Standards Products Group’s products is recognized when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.

A portion of the Company’s sales are made through distributors for which the Company applies the same revenue recognition guidance described above. The Company defers the recognition of revenue when it receives consideration from the customers prior to the fulfillment of performance obligations. These amounts are classified as deferred revenue on the consolidated balance sheets. Of the recorded deferred revenue of $6,477 thousand as of December 31, 2018, $1,885 thousand was recognized as revenue during the year ended December 31, 2019 and $4,428 thousand was refunded to a certain customer as the relevant advance payment agreement was terminated. Of the recorded deferred revenue of $8,335 thousand as of January 1, 2018, $3,496 thousand was recognized as revenue during the year ended December 31, 2018, and $4,671 thousand was reclassified to other current liabilities as the relevant advance payment agreement with a certain customer was terminated.

In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction, and that is collected by the Company from a customer, is excluded from revenue and related revenue is presented in the statements of operations on a net basis.

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

Unbilled accounts receivable represents the Company’s contractual right to consideration for manufacturing work performed on a customer contract or an individual purchase order that has not been invoiced to the customer. As of December 31, 2019 and 2018, the Company recorded unbilled accounts receivable of $17,094, net of an allowance of $627 thousand, and $38,181 thousand, net of an allowance of nil, respectively. Of the recorded unbilled accounts receivable of $38,181 thousand as of December 31, 2018, $34,910 thousand were billed to customers upon shipment, upon product delivery or upon customer acceptance, depending on the terms of the related arrangement, during the year ended December 31, 2019.

All amounts billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $1,769 thousand, $1,861 thousand, and $1,652 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $134 thousand, $121 thousand and $95 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Product Warranties

The Company records, in other current liabilities, warranty liabilities for the estimated costs that may be incurred under its basic limited warranty. The standard limited warranty period is one to two years for the majority of products. This warranty covers defective products, and related liabilities are accrued when product revenues are recognized. Factors that affect the Company’s warranty liabilities include historical and anticipated rates of warranty claims and repair or replacement costs per claim to satisfy the Company’s warranty obligation. The Company also records, in other current liabilities, low yield compensation reserves for its estimated costs for products that may have to be provided free of charge to compensate customers for not meeting previously agreed upon yield criteria. Factors that affect the Company’s low yield compensation reserves include historical and anticipated rates of claims for not meeting previously agreed upon yield criteria. The Company periodically assesses the adequacy of those recorded warranty liabilities and low yield compensation reserves, and adjusts its estimates when necessary.

Research and Development

Research and development expenses are expensed as incurred and include wafers, masks, employee expenses, contractor fees, building costs, utilities and administrative expenses.

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

The Company uses the Black-Scholes option-pricing model to measure the grant-date-fair-value of options. The Black-Scholes model requires certain assumptions to determine an option’s fair value, including expected term, risk free interest rate and expected volatility. The expected term of each option grant was based on employees’ expected exercises and post-vesting employment termination behavior and the risk free interest rate was based on the US Treasury yield curve for the period corresponding with the expected term at the time of grant. No dividends were assumed for this calculation of option value.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update No. ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2019-12 to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In April 2019, the FASB issued Accounting Standards Update No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2019-04”), and in November 2019, the FASB issued Accounting Standards Update No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses” (“ASU 2019-11”) to clarify and address certain items related to the amendments in ASU 2016-13. ASU 2016-13, ASU 2019-04 and ASU 2019-11 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13, ASU 2019-04 and 2019-11 to have a material effect on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform. The Company adopted ASU 2018-02 in the first quarter of 2019, and the adoption did not impact the Company’s consolidated financial statements and related disclosures.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815)” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The Company adopted ASU 2017-11 in the first quarter of 2019, and the adoption did not impact the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under US GAAP. ASU 2016-02 requires that a lessee recognize a liability to make lease payments and a right-of-use asset

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

representing its right to use the underlying asset for the lease term on the balance sheet. The FASB issued Accounting Standards Update No 2018-01, “Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”). ASU 2018-01 permits an entity to elect an optional transition practical expedient not to evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. In July 2018, the FASB issued Accounting Standards Update No 2018-10, “Codification Improvements to Topic 842 Leases” (“ASU 2018-10”). ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued Accounting Standards Update No 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption of ASU 2016-02 (the “modified retrospective transition method”). In December 2018, the FASB issued Accounting Standards Update No 2018-20, “Leases (Topic 842) Narrow Scope Improvements for Lessors” (“ASU 2018-20”). ASU 2018-20 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. In March 2019, the FASB issued Accounting Standards Update No 2019-01 “Codification Improvements” (“ASU 2019-01”). The effective date and transition requirements for ASU 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 are the same. The Company adopted the new lease standard as of January 1, 2019, using the modified retrospective transition method, which requires a cumulative effect adjustment, if any, to the Company’s beginning equity to be recognized on the date of adoption. There was no cumulative effect adjustment recorded on January 1, 2019. Accordingly, all periods prior to January 1, 2019, were presented in accordance with the previous FASB Accounting Standards Codification (“ASC”) Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The impact from the adoption was the balance sheet recognition of right-of-use assets and lease liabilities for operating and finance leases as a lessee, which resulted in an increase of $16,387 thousand in the total assets and liabilities of the Company’s consolidated balance sheets as of January 1, 2019. The Company used hindsight for determining a remaining lease term and assessing the likelihood of whether a renewal option is reasonably certain to be exercised by the Company. In addition, the adoption did not materially impact the Company’s consolidated statements of operations or cash flows for the year ended December 31, 2019. For further information regarding these impacts, see Note 7, “Leases.”

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

Fair Value of Financial Instruments

As of December 31, 2019, the following table represents the Company’s assets measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2019	Fair Value Measurement December 31, 2019	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$1,456	$1,456	—	$1,456	—

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Fair Value of Long-Term Borrowings

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Long-Term Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$81,959	$116,078	$81,418	$86,835
6.625% Senior Notes due July 2021 (Level 2)	$222,784	$224,250	$222,159	$202,046

On January 17, 2017, the Company’s wholly-owned subsidiary, MagnaChip Semiconductor S.A., closed an offering (the “Exchangeable Notes Offering”) of 5.0% Exchangeable Senior Notes due March 1, 2021 (the “Exchangeable Notes”), of $86,250 thousand, which represents the principal amount, excluding $5,902 thousand of debt issuance costs. In December 2018 and February 2019, MagnaChip Semiconductor S.A. repurchased a principal amount equal to $1,590 thousand and $920 thousand, respectively, of the Exchangeable Notes in the open market. The Company estimates the fair value of the Exchangeable Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the Exchangeable Notes, see Note 11, “Long-Term Borrowings.”

On July 18, 2013, the Company issued 6.625% Senior Notes due July 15, 2021 (the “2021 Notes”) of $225,000 thousand, which represents the principal amount, excluding $1,125 thousand of original issue discount and $5,039 thousand of debt issuance costs. In December 2018 and January 2019, the Company repurchased a principal amount equal to $500 thousand and $250 thousand, respectively, of the 2021 Notes in the open market. The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the 2021 Notes, see Note 11, “Long-Term Borrowings.”

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized.

3. Accounts Receivable

Accounts receivable as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable	$92,685	$80,155
Notes receivable	3,706	856
Less:
Allowances for doubtful accounts	(87)	(90)
Sales return reserves	(387)	(439)
Volume discounts	(276)	(479)

Accounts receivable, net	$95,641	$80,003

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$(90)	$(94)	$(83)
Translation adjustments	3	4	(11)

Ending balance	$(87)	$(90)	$(94)

Changes in sales return reserves for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$(439)	$(628)	$(1,107)
Provision	(136)	(245)	(40)
Usage	170	414	626
Translation adjustments	18	20	(107)

Ending balance	$(387)	$(439)	$(628)

Changes in low yield compensation reserve for the year ended December 31, 2017 are as follows (in thousands):

Year Ended December 31, 2017
Beginning balance	$(432)
Provision	(362)
Usage	22
Translation adjustments	(72)

Ending balance	$(844)

Beginning in the first quarter of 2018, the Company recognized the low yield compensation reserves as a component of cost of sales, which were previously recorded as a deduction of sales.

Changes in volume discounts for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$(479)	$—
Provision	(1,852)	(1,378)
Usage	2,040	892
Translation adjustments	15	7

Ending balance	$(276)	$(479)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. The proceeds from the sales of these accounts receivable totaled $14,474 thousand, $25,266 thousand and $18,973 for the years ended December 31, 2019, 2018 and 2017, respectively, and these sales resulted in pre-tax losses of $45 thousand, $63 thousand and $55 thousand for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of the accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

4. Inventories

Inventories as of December 31, 2019 and 2018 consist of the following (in thousands):

	Year Ended December 31,
	2019	2018
Finished goods	17,489	14,334
Semi-finished goods and work-in-process	44,040	39,135
Raw materials	17,702	21,150
Materials in-transit	—	1,890
Less: inventory reserve	(5,964)	(4,898)

Inventories, net	$73,267	$71,611

Changes in inventory reserve for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$(4,898)	$(6,391)	$(7,177)
Change in reserve
Inventory reserve charged to costs of sales	(13,855)	(8,269)	(7,017)
Sale of previously reserved inventory	3,067	4,098	6,003

	(10,788)	(4,171)	(1,014)
Write off	9,189	5,479	2,641
Translation adjustments	533	185	(841)

Ending balance	$(5,964)	$(4,898)	$(6,391)

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

5. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2019 and 2018 are comprised of the following (in thousands):

	December 31,
	2019	2018
Buildings and related structures	$68,828	$70,665
Machinery and equipment	327,677	323,325
Finance lease right-of-use assets	2,457	—
Others	42,681	44,724

	441,643	438,714
Less: accumulated depreciation	(273,959)	(251,962)
Land	14,890	15,419

Property, plant and equipment, net	$182,574	$202,171

Aggregate depreciation expenses totaled $31,820, thousand $31,229 thousand and $27,498 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

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

6. Intangible Assets

Intangible assets as of December 31, 2019 and 2018 are comprised of the following (in thousands):

	December 31, 2019
	Gross amount	Accumulated amortization	Net amount
Technology	$18,688	$(18,688)	$—
Customer relationships	26,838	(26,838)	—
Intellectual property assets	12,278	(8,264)	4,014

Intangible assets, net	$57,804	$(53,790)	$4,014

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

Aggregate amortization expense for intangible assets totaled $909 thousand, $819 thousand and $648 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate amortization expense of intangible assets for the next five years are estimated to be $943 thousand, $908 thousand, $809 thousand, $622 thousand and $394 thousand, for the years ended December 31, 2020, 2021, 2022, 2023 and 2024, respectively.

7. Leases

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

Supplemental balance sheet information related to leases is as follows (in thousands):

Leases	Classification	As of December 31, 2019
Assets
Operating lease	Operating lease right-of-use assets	$11,482
Finance lease	Property, plant and equipment, net	2,151

Total leased assets		$13,633

Liabilities
Current
Operating	Operating lease liabilities	$2,036
Finance	Other current liabilities	252
Non-current
Operating	Non-current operating lease liabilities	9,446
Finance	Other non-current liabilities	1,971

Total lease liabilities		$13,705

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$3,154
Finance lease cost
Amortization of right-of-use assets	303
Interest on lease liabilities	178

Total lease cost	$3,635

The above table does not include an immaterial cost of short-term leases and a variable lease payment during the year ended December 31, 2019.

Other lease information is as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,154
Operating cash flows from finance leases	178
Financing cash flows from finance leases	233

As of December 31, 2019
Weighted average remaining lease term
Operating leases	12.5 years
Finance leases	10.4 years
Weighted average remaining lease rate
Operating leases	7.95%
Finance leases	7.95%

The aggregate future lease payments for operating and finance leases as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2020	$2,843	$413
2021	1,355	413
2022	1,096	413
2023	1,088	413
2024	1,088	150
Thereafter	10,618	1,463

Total future lease payments	18,088	3,265
Less: Imputed interest	(6,606)	(1,042)

Present value of future payments	$11,482	$2,223

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

As of December 31, 2018, the minimum aggregate rental payments due under non-cancelable operating lease contracts are as follows (in thousands):

2019	$4,319
2020	3,569
2021	1,570
2022	1,319
2023	1,309
2024 and thereafter	13,978

$26,064

8. Accrued Expenses

Accrued expenses as of December 31, 2019 and 2018 are comprised of the following (in thousands):

	December 31,
	2019	2018
Payroll, benefits and related taxes, excluding severance benefits	$16,505	$14,548
Withholding tax attributable to intercompany interest income	23,371	20,879
Interest on senior notes	8,205	8,226
Outside service fees	898	935
Restructuring and others	3,549	—
Others	2,548	1,662

Accrued expenses	$55,076	$46,250

9. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on US dollar denominated revenues.

Details of derivative contracts as of December 31, 2019 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
August 13, 2019	Zero cost collar	$60,000	January 2020 to June 2020
September 27, 2019	Zero cost collar	$42,000	January 2020 to June 2020
December 4, 2019	Zero cost collar	$30,000	July 2020 to December 2020

Details of derivative contracts as of December 31, 2018 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
June 27, 2018	Zero cost collar	$18,000	January 2019 to June 2019
June 27, 2018	Forward	$36,000	January 2019 to June 2019

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

The fair values of the Company’s outstanding zero cost collar and forward contracts recorded as assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

Derivatives designated as hedging instruments:		December 31,
		2019	2018
Asset Derivatives:
Zero cost collars	Other current assets	$1,456	$—
Liability Derivatives:
Zero cost collars	Other current liabilities	$—	$117
Forward	Other current liabilities	$—	$607

Offsetting of derivative assets as of December 31, 2019 is as follows (in thousands):

As of December 31, 2019	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$1,456	$—	$1,456	$—	$1,070	$2,526

Offsetting of derivative liabilities as of December 31, 2018 is as follows (in thousands):

As of December 31, 2018	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$117	$—	$117	$—	$(360)	$(243)
Forward	$607	$—	$607	$—	$(1,450)	$(843)

For derivative instruments that are designated and qualify as cash flow hedges, gains or losses on the derivative aside from components excluded from the assessment of effectiveness are reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative, representing hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the years ended December 31, 2019 and 2018 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations (Effective Portion)			Location/Amount of Loss Recognized in Statement of Operations on Derivatives (Ineffective Portion)(1)
	2019	2018		2019	2018		2019	2018
Zero cost collars	$(1,096)	$(747)	Net sales	$(2,738)	$2,103	Other income, net	$(193)	$(276)
Forwards	$(1,798)	$(842)	Net sales	$(1,750)	$1,656	Other income, net	$(125)	$(190)
Forwards—excluded time value(1)						Other income, net	$—	$(1,904)

	$(2,894)	$(1,589)		$(4,488)	$3,759		$(318)	$(2,370)

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

As of December 31, 2019, the amount expected to be reclassified from accumulated other comprehensive loss into income within the next twelve months is $1,545 thousand.

The Company set aside $8,750 thousand and $4,000 thousand of cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and Deutsche Bank AG, Seoul Branch (“DB”), as required for the zero cost collar and forward contracts outstanding as of December 31, 2019 and 2018, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK and DB for any exposure in excess of $500 thousand, and $1,070 thousand and $1,810 thousand of additional cash collateral were required and recorded as hedge collateral on the consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

10. Product Warranties

Changes in accrued warranty liabilities for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$610	$1,060	$466
Change in provision (reversal)	2,357	222	(224)
Usage	(1,315)	(636)	(65)
Translation adjustments	(6)	(36)	39

Ending balance	$1,646	$610	$216

Beginning in the first quarter of 2018, the Company recognized low yield compensation reserves as a component of cost of sales. Low yield compensation reserves were previously recorded as a deduction of sales.

The Company accounted for this change prospectively as a change in accounting estimate, which resulted in an increase of $844 thousand in current liabilities, as of January 1, 2018.

11. Long-Term Borrowings

Long-term borrowings as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
5.0% Exchangeable Senior Notes due March 2021	$83,740	$84,660
6.625% Senior Notes due July 2021	$224,250	$224,500
Less: unamortized discount and debt issuance costs	(3,247)	(5,583)

Long-term borrowings, net of unamortized discount and debt issuance costs	$304,743	$303,577

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for year ended December 31, 2019 and 2018 was $5,618 thousand and $5,678 thousand, respectively.

In December 2018, the Company repurchased a principal amount equal to $1,590 thousand of the Exchangeable Notes in the open market, resulting in a loss of $234 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31, 2018. In February 2019, the Company repurchased a principal amount equal to $920 thousand of the Exchangeable Notes in the open market, resulting in a loss of $63 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31, 2019.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expense related to the 2021 Notes for the year ended December 31, 2019 and 2018 were $15,730 thousand and $15,719 thousand, respectively.

In December 2018, the Company repurchased a principal amount equal to $500 thousand of the 2021 Notes in the open market, resulting in a net gain of $28 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31, 2018. In January 2019, the Company repurchased a principal amount equal to $250 thousand of the 2021 Notes in the open market, resulting in a net gain of $21 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31, 2019.

12. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2019, 98% of all employees of the Company were eligible for severance benefits.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in accrued severance benefits are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$149,408	$149,796
Provisions	17,139	17,644
Severance payments	(9,288)	(11,688)
Translation adjustments	(4,967)	(6,344)

	152,292	149,408
Less: Cumulative contributions to severance insurance deposit accounts	(4,781)	(2,549)
The National Pension Fund	(215)	(230)
Group severance insurance plan	(568)	(598)

Accrued severance benefits, net	$146,728	$146,031

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

Beginning in July 2018, the Company contributes to certain severance insurance deposit accounts a certain percentage of severance benefits that are accrued for eligible employees for their services from January 1, 2018. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. The Company deducts the contributions made to these severance insurance deposit accounts from its accrued severance benefits.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance Benefit
2020	$1,066
2021	1,546
2022	1,349
2023	1,776
2024	2,630
2025 – 2029	35,442

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

13. Equity Incentive Plans

The Company adopted its 2009 Common Unit Plan, or the 2009 Plan, effective December 8, 2009, which is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Committee”). The 2009 Plan terminated in connection with the Company’s initial public offering in March 2011, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expired. The Company adopted its 2011 Equity Incentive Plan, or the 2011 Plan, in March 2010. The Company amended and restated the 2011 Plan in February 2011, and the Company’s stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 in connection with the Company’s initial public offering in March 2011. The 2011 Plan was amended on October 23, 2017, to revise the clawback policy of the 2011 Plan. The 2011 Plan was amended on April 26, 2018 to amend the tax withholding provisions as they relate to directed sales of shares. Awards may be granted under the 2011 Plan to the Company’s employees, officers, directors, or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. While the Company may grant incentive stock options only to employees, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of options shall not exceed ten years from the date of grant. Restricted stock purchase rights shall be exercisable within a period established by the Compensation Committee, which shall in no event exceed thirty days from the effective date of the grant. As of December 31, 2019 an aggregate maximum of 9,347 thousand shares were authorized and 987 thousand shares were reserved for all future grants.

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

The purchase price for shares issuable under each restricted stock purchase right shall be established by the Compensation Committee in its discretion. No monetary payment (other than applicable tax withholding) shall be required as a condition of receiving shares pursuant to a restricted stock bonus, the consideration for which shall be services actually rendered to a participating company or for its benefit. Stock issued pursuant to any restricted stock award may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria as shall be established by the Compensation Committee and set forth in the award agreement evidencing such award. During any period in which stock acquired pursuant to a restricted stock award remain subject to vesting conditions, such stock may not be sold, exchanged, transferred, pledged, assigned or otherwise disposed of other than pursuant to an ownership change event or transfer by will or the laws of descent and distribution. The grantee shall have all of the rights of a stockholder of the Company holding stock, including the right to vote such stock and to receive all dividends and other distributions paid with respect to such stock; provided, however, that if so determined by the Compensation Committee and provided by the award agreement, such dividends and distributions shall be subject to the same vesting conditions as the stock subject to the restricted stock award with respect to which

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

such dividends or distributions were paid. If a grantee’s service terminates for any reason, whether voluntary or involuntary (including the grantee’s death or disability), then (a) the Company (or its assignee) has the option to repurchase for the purchase price paid by the grantee any stock acquired by the grantee pursuant to a restricted stock purchase right which remains subject to vesting conditions as of the date of the grantee’s termination of service and (b) the grantee shall forfeit to the Company any stock acquired by the grantee pursuant to a restricted stock bonus which remains subject to vesting conditions as of the date of the grantee’s termination of service. The Company has the right to assign at any time any repurchase right it may have, whether or not such right is then exercisable, to one or more persons as may be selected by the Company.

The following summarizes restricted stock unit activities for the years ended December 31, 2019, 2018 and 2017.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units
Outstanding at January 1, 2017	566,389	$6.03
Granted	172,716	11.15
Vested	(368,555)	5.72
Settled of previous year vesting	(28,967)	8.00
Forfeited	(830)	8.33

Outstanding at December 31, 2017	340,753	$8.80

Granted	739,231	9.64
Vested	(373,620)	9.24
Unsettled	45,311	9.22
Forfeited	(33,462)	10.31

Outstanding at December 31, 2018	718,213	$9.39

Granted	711,719	11.85
Vested	(528,740)	11.00
Unsettled	226,215	12.16
Settled of previous year vesting	(42,189)	9.22
Forfeited	(41,915)	10.00

Outstanding at December 31, 2019	1,043,303	$10.83

Total compensation expenses recorded for the restricted stock units were $6,939 thousand, $4,096 thousand and $1,601 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $4,289 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 0.5 year. Total fair value of restricted stock units vested were $5,817 thousand, $2,647 thousand and $2,107 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following summarizes stock option activities for the years ended December 31, 2019, 2018 and 2017. At the date of grant, all options had an exercise price not less than the fair value of common stock (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2017	3,428,665	$9.23	$525	6.7 years
Granted	70,865	10.43	—	—
Forfeited	(88,443)	12.77	—	—
Exercised	(539,183)	6.94	1,540	—

Outstanding at December 31, 2017	2,871,904	$9.59	$6,073	6.2 years

Vested and expected to vest at December 31, 2017	2,865,475	9.59	6,050	6.2 years
Exercisable at December 31, 2017	2,395,979	10.11	4,603	5.7 years

Outstanding at January 1, 2018	2,871,904	$9.59	$6,073	6.2 years
Forfeited	(34,807)	10.97	—	—
Exercised	(162,341)	6.97	737	—

Outstanding at December 31, 2018	2,674,756	$9.73	$395	5.2 years

Vested and expected to vest at December 31, 2018	2,674,266	9.73	394	5.2 years
Exercisable at December 31, 2018	2,544,565	9.94	306	5.1 years

Outstanding at January 1, 2019	2,674,756	$9.73	$395	5.2 years
Forfeited	(44,892)	10.29	—	—
Exercised	(452,819)	6.31	2,404	—

Outstanding at December 31, 2019	2,177,045	$10.42	$6,259	4.7 years

Vested and Exercisable at December 31, 2019	2,177,045	$10.42	$6,259	4.7 years

Total compensation expenses recorded for the stock options were $13 thousand, $313 thousand and $734 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. There was no unrecognized compensation cost related to stock options expected to vest as of December 31, 2019. Total weighted average grant-date fair value of vested options was $165 thousand, $786 thousand and $794 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. There were no grants of stock options during the years ended December 31, 2019 and 2018. The following summarizes the grant-date fair value of options granted for the year ended December 31, 2017 and assumptions used in the Black-Scholes option-pricing model on a weighted average basis. For the year ended December 31, 2017, the expected volatility was estimated using historical volatility of the Company’s share prices.

	Year Ended December 31,
	2019	2018	2017
Grant-date fair value of option	—	—	$5.02
Expected term	—	—	2.5 Years
Risk-free interest rate	—	—	1.2%
Expected volatility	—	—	81.7%
Expected dividends	—	—	—

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31,
	2019		2018		2017
	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value
Unvested options at the beginning of the period	130,191	$1.54	475,925	$2.19	897,421	$1.72
Granted options during the period	—	—	—	—	70,865	5.02
Vested options during the period	(107,100)	1.54	(313,160)	2.51	(455,301)	1.74
Forfeited options during the period	(345)	1.54	(14,738)	1.73	(19,031)	1.77
Exercised options during the period	(22,746)	1.54	(17,836)	1.66	(18,029)	1.59

Unvested options at the end of the period	0	—	130,191	$1.54	475,925	$2.19

14. Restructuring and Other Charges (Gains)

On February 14, 2019, the Company announced that the Company has undertaken a strategic evaluation of the Company’s Foundry Services Group business and the fabrication facility located in Cheongju (“Fab 4”), the larger of the Company two 8-inch manufacturing facilities. The Company has engaged J.P. Morgan Securities LLC as the Company’s financial advisor to assist in the evaluation and the Company has also retained legal advisors to assist in the evaluation. For the year ended December 31, 2019, the Company recorded $6,991 thousand in professional fees and other charges incurred in connection with the strategic evaluation and recorded such costs as restructuring and other charges in the Company’s consolidated statements of operations. The Company also recorded $2,151 thousand and $53 thousand restructuring-related charges in the first and the fourth quarter of 2019, respectively.

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

15. Early Termination Charges

As of February 22, 2017, the Company’s Board of Directors approved the implementation of a new headcount reduction plan (the “Headcount Reduction Plan”). As of June 30, 2017, 352 employees elected to resign from the Company during the period in which the Headcount Reduction Plan was offered. The total cash cost of approximately $31 million has been fully paid. The Company recorded in its consolidated statement of operations $13,369 thousand in termination related charges as early termination charges for the year ended December 31, 2017. The remaining total estimated cost relates to statutory severance benefits, which are required by law and have already been fully accrued in the Company’s consolidated financial statements.

16. Foreign Currency Gain (Loss), Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in US dollars and are affected by changes in the exchange rate between the Korean won and the US dollar. As of December 31, 2019, 2018 and 2017, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $686,485 thousand, $666,597 thousand and $677,267 thousand, respectively. The Korean won to US dollar exchange rates were 1,157.8:1, 1,118.1:1 and 1,071.4:1 using the first base rate as of December 31, 2019, 2018 and 2017, respectively, as quoted by the KEB Hana Bank.

17. Income Taxes

The Company’s income tax expense is composed of domestic and foreign income taxes depending on the relevant tax jurisdictions. Domestic income (loss) before taxes and income tax expense is generated or incurred in the United States, where the parent company resides.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income (loss) before income tax expense
Domestic	$(27,758)	$3,492	$27,461
Foreign	10,679	(2,743)	58,630

	$(17,079)	$749	$86,091

Current income tax expense (benefit)
Domestic	$20	$(383)	$(359)
Foreign	4,679	5,010	3,680
Uncertain tax position liability (domestic)	(1)	(2)	(476)
Uncertain tax position liability (foreign)	13	(46)	(1,635)

	4,711	4,579	1,210

Deferred income taxes expense (benefit)
Foreign	36	70	(55)

Total income tax expense	$4,747	$4,649	$1,155

Effective tax rate	—	620.6%	1.3%

The Company’s effective tax rates were negative for the year ended December 31, 2019, as compared to 620.6% and 1.3% for the years ended December 31, 2018 and 2017, respectively. The differences between the annual effective tax rates and the US federal statutory rate of 21.0% in 2019 and 2018 and 35% in 2017 primarily relate to the non-income based withholding tax attributable to intercompany interest income of the Company’s Dutch subsidiary, application of different tax rates associated with certain earnings from the Company’s operations outside the US, the parent Company’s interest income, which is non-taxable for US tax purposes, and the change of deferred tax assets and valuation allowance. The statutory income tax rate of the Company’s Korean operating subsidiary was approximately 24.2%.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rate to the net income before income taxes. The significant items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Provision computed at statutory rate	$(3,587)	$157	$30,223
State income taxes, net of federal effect	(1,068)	46	5,445
Change in statutory tax rates	2,329	1	13,438
Difference in foreign tax rates	3,302	377	(17,789)
Permanent differences
Derivative assets adjustment	315	(1,111)	1,937
TPECs, hybrid and other interest	7,812	(5,555)	(7,526)
Thin capitalization	988	1,262	1,888
Permanent foreign currency gain (loss)	(1,734)	(2,490)	15,237
Penalty	151	436	4,001
Global intangible low-taxed income (GILTI)	5,112	328	—
Other permanent differences	411	117	633
Withholding tax	3,043	3,270	3,339
Change in valuation allowance	4,382	6,260	(56,744)
Tax credits claimed	(419)	(416)	(659)
Tax credits expired	168	817	2,638
Uncertain tax positions liability	12	(48)	(2,111)
Change in net operating loss carry-forwards from tax audit	—	—	6,878
NOL expired	3,780	—	—
Intercompany debt restructuring	(18,435)	—	—
Others	(1,815)	1,198	327

Income tax expense	$4,747	$4,649	$1,155

The permanent differences included in Tracking Preferred Equity Certificates (TPECs), hybrid and other interest primarily relate to non-taxable hybrid instruments treated as debt in one country and equity in another. The permanent difference of $5,112 thousand in connection with GILTI in 2019 was primarily attributable to the incomes earned by certain subsidiaries of the Company.

During 2019, the Company completed a restructuring of its intercompany borrowings between the Company and the other entities within the group of the Company (the “Intercompany Debt Restructuring”). The main purpose of the Intercompany Debt Restructuring is to simplify the intercompany debt structure of the group in order to align with the anti-hybrid mismatch provision mandated by the Organization for Economic Co-operation and Development (OECD). A portion of hybrid instruments issued by the Company’s Luxembourg subsidiary to its parent in the US were subject to the Intercompany Debt Restructuring. The Company recorded a net deferred tax asset of $18,435 thousand related to the unrealized foreign exchange translation loss, which was attributable to the changes in the balances of hybrid instruments that are denominated in Euros. However, there was no impact on the provision for income taxes due to a full valuation allowance against the deferred tax assets of the Company’s Luxembourg subsidiary.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A summary of the composition of net deferred income tax assets (liabilities) as of December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets
Inventory reserves	$4,869	$8,274
Derivative liabilities	—	175
Accrued expenses	3,384	3,210
Product warranties	190	67
Other reserves	303	187
Property, plant and equipment	7,979	8,797
Intangible assets	5	12
Accumulated severance benefits	36,841	36,166
Foreign currency translation loss	20,544	28,718
NOL carry-forwards	150,954	164,824
Tax credit	17,054	18,352
Other long-term payable	3,023	3,634
Interest expense deduction limitation	5,244	4,026
Others	4,240	3,455

Total deferred tax assets	254,630	279,897
Less: Valuation allowance	(246,224)	(248,633)

	8,406	31,264

Deferred tax liabilities
Derivative assets	352	—
Foreign currency translation gain	—	17,777
Prepaid expense	3,090	3,612
Others	4,810	9,660

Total deferred tax liabilities	8,252	31,049

Net deferred tax assets	$154	$215

Net deferred tax assets reported in
Other non-current assets	$154	$215

The valuation allowances at December 31, 2019 and 2018 are primarily attributable to deferred tax assets for the uncertainty in taxable income at certain of the Company’s foreign subsidiaries, including its Korean operating subsidiary.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in valuation allowance for deferred tax assets for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$248,633	$251,132	$281,473
Charged to expense	7,912	7,653	(54,816)
NOL/tax credit claimed/expired	(3,529)	(1,393)	(1,928)
Translation adjustments	(6,792)	(8,759)	26,403

Ending balance	$246,224	$248,633	$251,132

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

As of December 31, 2019 and 2018, the Company had net deferred tax assets of $154 thousand and $215 thousand, respectively, mainly related to the Company’s Japanese subsidiary. As of December 31, 2019, 2018 and 2017, the Company recorded a valuation allowance of $246,224 thousand, $248,633 thousand and $251,132 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credits of domestic and foreign subsidiaries. The Company recorded these valuation allowances on deferred tax assets based on its assessment that the negative evidence of expected losses in early future years outweighs the positive evidence of historical income.

As of December 31, 2019, the Company had approximately $708,885 thousand of net operating loss carry-forwards available to offset future taxable income, of which $204,248 thousand is associated with the Company’s Korean subsidiary, which expires from 2024 through 2026. The net operating loss of $295,171 thousand associated with the Company’s Luxembourg subsidiary is mainly attributable to certain expenses incurred in connection with its shareholding in the Company’s Dutch subsidiary. Although this net operating loss amount is carried forward indefinitely, it will be recaptured on future capital gain. The remaining net operating loss mainly relates to the US parent company and its domestic subsidiary and substantially most of the net operating loss expires at various dates through 2039. The Company utilized net operating loss of $30,945 thousand, $24,123 thousand and $3,217 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. The Company also has Korean, Dutch and U.S. tax credit carry-forwards of approximately $3,028 thousand, $14,018 thousand and $9 thousand, respectively, as of December 31, 2019. The Korean tax credits expire at various dates starting from 2020 to 2024 and the Dutch tax credits are carried forward to be used for an indefinite period of time.

United States Tax Reform

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act in the US was enacted (the “Tax Reform”). The Tax Reform reduced the US federal statutory rate to 21.0% from 35.0% effective January 1,

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2018. The Tax Reform contains several key provisions that affect the Company’s assessment on its deferred taxes, which include the remeasurement of deferred taxes, recognition of liabilities for taxes on mandatory deemed repatriations and certain other foreign income, and reassessment of the realizability of deferred tax assets. As of December 31, 2017, the Company remeasured its deferred tax assets and liabilities at the reduced rate of 21%, assessed the realizability of remeasured deferred tax assets and reduced its net deferred tax assets by $13,438 thousand in 2017.

The Company reviewed the tax impact of the Tax Reform, including guidance and proposed regulations issued in 2019, resulting in an inclusion of GILTI of $24,344 thousand for US income tax purposes. The Company elected to account for the tax on GILTI as a period cost and not record the deferred tax. Therefore, the inclusion of GILTI did not impact the Company’s consolidated financial statements for the year ended December 31, 2019 due to the net operating loss carry-forwards available for the Company.

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the US and in various other jurisdictions. The Company is subject to income- or non-income tax examinations by tax authorities of these jurisdictions for all open tax years.

As of December 31, 2019, 2018 and 2017, the Company recorded $445 thousand, $426 thousand and $475 thousand of unrecognized tax benefits, respectively.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits, balance at the beginning	$426	$475	$1,768
Additions based on tax positions related to the current year	13	10	10
Reductions for tax positions of prior years	(1)	—	(676)
Lapse of statute of limitations	—	(51)	(735)
Translation adjustments	7	(8)	108

Unrecognized tax benefits, balance at the ending	$445	$426	$475

The accrued interest and penalties totaled $0, $0 and $8 thousand as of December 31, 2019, 2018 and 2017, respectively.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviations from this estimate over the next 12 months.

Other Matter

In September 2017, the Company’s Korean subsidiary was notified that the Korean National Tax Service (the “KNTS”) would be examining its income- and non-income-based taxes for its 2012 to 2014 tax years. The KNTS conducted its audit, primarily focusing on non-income-based VAT transactions associated with the periods with respect to which the Company previously restated the Company’s consolidated financial statements as a result of the independent investigation commenced by the Company’s Audit Committee in January 2014 (the “Restatement”).

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

As a result, the aggregate tax and penalty assessment by the KNTS was $6,030 thousand, of which $3,336 thousand had already been accrued by the Company in its 2015 consolidated financial statements in connection with the Restatement filed in 2015. Such amount also included $548 thousand related to employee withholding amounts and associated penalties, and to the extent any such tax obligation was that of the Company’s Korean subsidiary’s employees, the Company expects to seek reimbursement of the applicable amounts from those employees. In addition, the KNTS assessed an administrative fine of $2,034 thousand in connection with the above-described tax audit.

During the fourth quarter of 2017, the Company recorded the $4,179 thousand related to this additional tax assessment and associated penalties and administrative fine as selling, general and administrative expenses in its consolidated statements of operations for the year ended December 31, 2017 and recorded the $548 thousand related to employee withholding amounts as other receivables in the consolidated balance sheets as of December 31, 2017 as the Company expects to seek reimbursement of the applicable amounts from those employees. Of the $548 thousand, the Company has collected $118 thousand and established an allowance of $430 thousand, which it has recorded as a selling, general and administrative expense for the three months ended September 30, 2018.

18. Geographic and Segment Information

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

The following sets forth information relating to the operating segments (in thousands):

	Year Ended December 31,
	2019	2018	2017 As Adjusted
Net Sales
Foundry Services Group	$307,144	$325,312	$350,395
Standard Products Group
Display Solutions	308,531	256,113	179,233
Power Solutions	176,245	169,284	149,836

Total Standard Products Group	484,776	425,397	329,069
All other	275	189	208

Total net sales	$792,195	$750,898	$679,672

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2019	2018	2017 As Adjusted
Gross Profit
Foundry Services Group	$64,010	$82,578	$101,780
Standard Products Group	116,327	115,478	85,905
All other	274	40	208

Total gross profit	$180,611	$198,096	$187,893

Upon the adoption of the new revenue standard, the Company’s revenue for Foundry Services Group is disaggregated depending on the timing of revenue recognition (in thousands):

	Year Ended December 31, 2019
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$157,272	$149,872	$307,144

	Year Ended December 31, 2018
	Revenue recognized at the time of shipment or delivery	Revenue recognized over time	Total
Net Sales
Foundry Services Group	$80,578	$244,734	$325,312

The following is a summary of net sales by geographic region, based on the location to which the products are billed (in thousands):

	Year Ended December 31,
	2019	2018	2017
Korea	$249,385	$282,516	$279,883
Asia Pacific (other than Korea)	466,380	380,598	322,595
United States	28,109	37,483	35,089
Europe	46,421	47,831	41,109
Others	1,900	2,470	996

Total	$792,195	$750,898	$679,672

For the years ended December 31, 2019, 2018 and 2017, the Company’s net sales in Greater China (China, Hong Kong and Macau) represented 75.4%, 66.6% and 49.7%, respectively, and net sales in Taiwan represented 20.9%, 26.2% and 36.4%, respectively, of the Company’s net sales in the Asia Pacific (other than Korea).

Net sales from the Company’s top ten largest customers accounted for 67%, 61% and 57% for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, the Company had one customer that represented 32.9% of its net sales. For the year ended December 31, 2018, the Company had two customers that represented 19.3% and

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

13.3% of its net sales. For the year ended December 31, 2017, the Company had one customer that represented 15.6% of its net sales.

98% of the Company’s property, plant and equipment are located in Korea as of December 31, 2019.

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

Long-term Purchase Agreements

The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of December 31, 2019 or 2018.

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

20. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following at December 31, 2019 and 2018, respectively (in thousands):

	Year Ended December 31,
	2019	2018
Foreign currency translation adjustments	$(4,205)	$(20,061)
Derivative adjustments	1,545	(49)

Total	$(2,660)	$(20,110)

Changes in accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

Year Ended December 31, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,061)	$(49)	$(20,110)

Other comprehensive income (loss) before reclassifications	15,856	(2,894)	12,962
Amounts reclassified from accumulated other comprehensive loss	—	4,488	4,488

Net current-period other comprehensive income	15,856	1,594	17,450

Ending balance	$(4,205)	$1,545	$(2,660)

Year Ended December 31, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,413)	$5,299	$(33,114)

Other comprehensive income (loss) before reclassifications	18,352	(1,589)	16,763
Amounts reclassified from accumulated other comprehensive income	—	(3,759)	(3,759)

Net current-period other comprehensive income (loss)	18,352	(5,348)	13,004

Ending balance	$(20,061)	$(49)	$(20,110)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Year Ended December 31, 2017	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$14,460	$(436)	$14,024

Other comprehensive income (loss) before reclassifications	(52,873)	7,736	(45,137)
Amounts reclassified from accumulated other comprehensive income	—	(2,001)	(2,001)

Net current-period other comprehensive income (loss)	(52,873)	5,735	(47,138)

Ending balance	$(38,413)	$5,299	$(33,114)

21. Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2019	2018	2017
	(In thousands of US dollars, except share data)
Basic earnings (loss) per share
Net income (loss)	$(21,826)	$(3,900)	$84,936

Basic weighted average common stock outstanding	34,321,888	34,469,921	33,943,264
Basic earnings (loss) per share	$(0.64)	$(0.11)	$2.50

Diluted earnings (loss) per share
Net income (loss)	$(21,826)	$(3,900)	$84,936
Add back: Interest expense on Exchangeable Notes	—	—	5,349
Net income (loss) allocated to common stockholders	$(21,826)	$(3,900)	$90,285

Basic weighted average common stock outstanding	34,321,888	34,469,921	33,943,264
Net effect of dilutive equity awards	—	—	821,664
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	—	—	9,990,209

Diluted weighted average common stock outstanding	34,321,888	34,469,921	44,755,137
Diluted earnings (loss) per share	$(0.64)	$(0.11)	$2.02

The following outstanding instruments were excluded from the computation of diluted loss per share, as they would have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2019	2018	2017
Options	2,177,045	2,674,756	835,572
Restricted Stock Units	1,043,303	718,213	—

For the years ended December 31, 2019 and 2018, respectively, 10,153,620 shares and 10,438,187 shares of potential common stock from the assumed conversion of Exchangeable Notes were excluded from the computation of diluted loss per share as the effect were anti-dilutive for the period.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

22. Unaudited Quarterly Financial Results

The following tables present selected unaudited Consolidated Statements of Operations for each quarter of the years ended December 31, 2019 and 2018.

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands of US dollars, except share data)
Net sales	$157,380	$205,145	$229,677	$199,993
Gross profit	22,701	43,840	60,866	53,204
Operating income (loss)	$(18,281)	6,746	25,923	10,035
Net income (loss)	$(34,125)	$(9,520)	$(1,607)	$23,426
Earnings (loss) per share:
Basic	$(1.00)	$(0.28)	$(0.05)	$0.68
Diluted	$(1.00)	$(0.28)	$(0.05)	$0.54
Weighted average common stock outstanding:
Basic	34,194,878	34,245,127	34,357,745	34,542,415
Diluted	34,194,878	34,245,127	34,357,745	46,078,768

	Fiscal Year 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands of US dollars, except share data)
Net sales	$165,819	$199,685	$206,000	$179,394
Gross profit	44,581	53,854	55,749	43,912
Operating income	7,379	13,914	18,265	7,860
Net income (loss)	$2,763	$(21,505)	$17,222	$(2,380)
Earnings (loss) per share:
Basic	$0.08	$(0.62)	$0.50	$(0.07)
Diluted	$0.08	$(0.62)	$0.41	$(0.07)
Weighted average common stock outstanding:
Basic	34,253,111	34,420,654	34,573,377	34,627,292
Diluted	35,154,693	34,420,654	46,021,610	34,627,292

23. Subsequent Events

Derivative contracts

In January 2020, the Company and DB entered into a derivative contract of zero cost collars for the period from July 2020 to December 2020. The total notional amounts are $30,000 thousand. In connection with this contract, the Company paid $1,800 thousand in cash deposits to DB in February 2020.

In February 2020, the Company and NFIK entered into derivative contracts of zero cost collars for the period from July 2020 to December 2020. The total notional amounts are $48,000 thousand.

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

Management of the Company, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2019. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our executive officers is included in “Item 1. Business—Executive Officers of the Company.” The other information required by this item is incorporated by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

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

3.	Exhibits

Exhibit No.	Exhibit Description

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.4	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.1	Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2013).

4.2	First Supplemental Indenture, dated as of March 27, 2014, to Indenture, dated as of July 18, 2013, between MagnaChip Semiconductor Corporation, as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2014).

4.3	Form of 6.625% Senior Notes due 2021 and notation of guarantee (included in Exhibit 4.1)

4.4	Indenture, dated as of January 17, 2017, among MagnaChip Semiconductor S.A., as issuer, MagnaChip Semiconductor Corporation, as guarantor, and US Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed on February 21, 2017).

4.5	Form of 5.00% Exchangeable Senior Note due 2021 and note guarantee (included in Exhibit 4.4)

4.6	Description of Securities

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.2(1)	Land Lease and Easement Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.3 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.3	First Amendment to Land Lease and Easement Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.4 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.4(1)	General Service Supply Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.5	First Amendment to the General Service Supply Agreement, dated as of December 30, 2005, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.6 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.6(1)	License Agreement (ModularBCD), dated as of March 18, 2005, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7(1)	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.8(1)	Technology License Agreement, dated as of December 16, 1996, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.9(1)	Amendment to the Technology License Agreement, dated as of October 16, 2006, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.10(1)	ARM7201TDSP Device License Agreement, dated as of August 26, 1997, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.11(1)	Technology License Agreement, dated as of October 5, 1995, by and between Advanced RISC Machines Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to LG Semicon Company Limited) (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

Exhibit No.	Exhibit Description

10.12(1)	Technology License Agreement, dated as of July 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.13(1)	Technology License Agreement, dated as of August 22, 2001, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14	Technology License Agreement, dated as of May 20, 2004, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (successor in interest to Hynix Semiconductor Inc.) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.15(1)	Design Migration Agreement, dated as of May 1, 2007, by and between ARM Limited and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.16	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.17	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016).

10.18	[reserved]

10.19*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.20*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.21*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.22*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.23*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (as amended on April 26, 2018) (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on February 22, 2019).

Exhibit No.	Exhibit Description

10.25*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.26-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.26-2*

Separation Agreement, dated as of January 9, 2019 among MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor Corporation and Tae Jong Lee (incorporated by reference to Exhibit 10.26-2 to our Annual Report on Form 10-K filed on February 22, 2019).

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

10.29-4*

Amendment to Employment Agreement by and between MagnaChip Semiconductor Corporation and Young Joon Kim, dated as of September 3, 2018 (incorporated by reference to Exhibit 10.29-4 to our Annual Report on Form 10-K filed on February 22, 2019).

10.29-5*	Form of Restricted Stock Units Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2018).

10.29-6*	Form of Restricted Stock Units Agreement (TSR Performance) for Chief Executive Officer (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 27, 2018).

10.29-7*	Form of Restricted Stock Units Agreement (AOP Performance) for Chief Executive Officer (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 27, 2018).

10.30*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

Exhibit No.	Exhibit Description

10.30-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.30-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Theodore Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2018).

10.31*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

10.31-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.31-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Woung Moo Lee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 26, 2018).

10.32*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.33*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.34*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.35*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.36*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.37*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.38*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.39*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.40*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 26, 2018).

Exhibit No.	Exhibit Description

10.41*	Form of Restricted Stock Units Agreement (TSR Performance) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 26, 2018).

10.42*	Form of Restricted Stock Units Agreement (AOP Performance) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 26, 2018).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 12, 2015)

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	February 21, 2020
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jonathan W. Kim	February 21, 2020
Jonathan W. Kim, Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Melvin Keating	February 21, 2020
Melvin Keating, Director

/s/ Ilbok Lee	February 21, 2020
Ilbok Lee, Director

/s/ Camillo Martino	February 21, 2020
Camillo Martino, Director

/s/ Gary Tanner	February 21, 2020
Gary Tanner, Director

/s/ Nader Tavakoli	February 21, 2020
Nader Tavakoli, Non-Executive Chairman of the Board of Directors