Form 10-Q
period 2020-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2020-05-11
CIK 1325702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 30, 2020, the registrant had 35,065,248 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.

PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2019	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

PART II OTHER INFORMATION		47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 6.	Exhibits	48

SIGNATURES		49

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$157,293	$151,657
Accounts receivable, net	60,688	47,447
Inventories, net	37,130	41,404
Other receivables	8,297	10,200
Prepaid expenses	11,148	9,003
Hedge collateral (Note 9)	13,270	9,820
Other current assets (Notes 10 and 18)	6,762	10,013
Current assets held for sale (Note 2)	201,619	99,821

Total current assets	496,207	379,365

Property, plant and equipment, net	67,201	73,068
Operating lease right-of-use assets	1,413	1,876
Intangible assets, net	2,583	2,769
Long-term prepaid expenses	4,117	5,757
Other non-current assets	8,439	9,059
Non-current assets held for sale (Note 2)	—	123,434

Total assets	$579,960	$595,328

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,206	$40,376
Other accounts payable	6,379	6,410
Accrued expenses	41,489	44,799
Operating lease liabilities	1,301	1,625
Current portion of long-term borrowings, net	82,328	—
Other current liabilities (Note 10)	6,982	3,583
Current liabilities held for sale (Note 2)	142,013	37,040

Total current liabilities	320,698	133,833

Long-term borrowings, net	223,012	304,743
Accrued severance benefits, net	48,765	51,181
Other non-current liabilities	8,641	9,671
Non-current liabilities held for sale (Note 2)	—	110,881

Total liabilities	601,116	610,309

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 44,160,355 shares issued and 35,054,682 outstanding at March 31, 2020 and 43,851,991 shares issued and 34,800,312 outstanding at December 31, 2019	442	439
Additional paid-in capital	153,286	152,404
Accumulated deficit	(81,880)	(58,131)
Treasury stock, 9,105,673 shares at March 31, 2020 and 9,051,679 shares at December 31, 2019, respectively	(107,649)	(107,033)
Accumulated other comprehensive income (loss)	14,645	(2,660)

Total stockholders’ deficit	(21,156)	(14,981)

Total liabilities and stockholders’ equity	$579,960	$595,328

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands of US dollars, except share data)
Revenues:
Net sales – standard products business	$110,736	$100,264
Net sales – transitional Fab 3 foundry services	9,737	7,003

Total revenues	120,473	107,267
Cost of sales:
Cost of sales – standard products business	81,606	81,241
Cost of sales – transitional Fab 3 foundry services	9,737	7,003

Total cost of sales	91,343	88,244

Gross profit	29,130	19,023
Operating expenses:
Selling, general and administrative expenses	12,102	12,036
Research and development expenses	10,509	12,044
Other charges	554	—

Total operating expenses	23,165	24,080

Operating income (loss)	5,965	(5,057)

Interest expense	(5,607)	(5,637)
Foreign currency loss, net	(30,971)	(10,610)
Loss on early extinguishment of long-term borrowings, net	—	(42)
Other income, net	838	587

Loss from continuing operations before income tax expense	(29,775)	(20,759)
Income tax expense	1,303	796

Loss from continuing operations	(31,078)	(21,555)
Income (loss) from discontinued operations, net of tax	7,329	(12,570)

Net loss	$(23,749)	$(34,125)

Basic and diluted earnings (loss) per common share—
Continuing operations	$(0.89)	$(0.63)
Discontinued operations	0.21	(0.37)

Total	$(0.68)	$(1.00)

Weighted average number of shares – basic and diluted	34,893,157	34,194,878

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands of US dollars)
Net loss	$(23,749)	$(34,125)

Other comprehensive income (loss)
Foreign currency translation adjustments	22,251	7,304
Derivative adjustments
Fair valuation of derivatives	(5,004)	(499)
Reclassification adjustment for loss on derivatives included in net loss	58	187

Total other comprehensive income	17,305	6,992

Total comprehensive loss	$(6,444)	$(27,133)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Accumulated Deficit	Treasury Stock		Total
(In thousands of US dollars, except share data)	Shares	Amount
Three Months Ended March 31, 2020:
Balance at December 31, 2019, as previously reported	34,800,312	$439	$152,404	$(58,131)	$(107,033)	$(2,660)	$(14,981)
Stock-based compensation	—	—	885	—	—	—	885
Settlement of restricted stock units	308,364	3	(3)	—	—	—	—
Acquisition of treasury stock	(53,994)	—	—	—	(616)	—	(616)
Other comprehensive income, net	—	—	—	—	—	17,305	17,305
Net loss	—	—	—	(23,749)	—	—	(23,749)

Balance at March 31, 2020	35,054,682	$442	$153,286	$(81,880)	$(107,649)	$14,645	$(21,156)

Three Months Ended March 31, 2019:
Balance at December 31, 2018, as previously reported	34,441,232	$431	$142,600	$(36,305)	$(103,926)	$(20,110)	$(17,310)
Stock-based compensation	—	—	669	—	—	—	669
Exercise of stock options	8,624	0	48	—	—	—	48
Settlement of restricted stock units	167,453	2	(2)	—	—	—	—
Acquisition of treasury stock	(393,807)	—	—	—	(2,585)	—	(2,585)
Other comprehensive income, net	—	—	—	—	—	6,992	6,992
Net loss	—	—	—	(34,125)	—	—	(34,125)

Balance at March 31, 2019	34,223,502	$433	$143,315	$(70,430)	$(106,511)	$(13,118)	$(46,311)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands of US dollars)
Cash flows from operating activities
Net loss	$(23,749)	$(34,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,935	8,303
Provision for severance benefits	5,071	3,117
Amortization of debt issuance costs and original issue discount	598	571
Loss on foreign currency, net	38,480	11,720
Restructuring and other charges	2,138	2,822
Provision for inventory reserves	570	4,645
Stock-based compensation	885	669
Loss on early extinguishment of long-term borrowings, net	—	42
Other	107	96
Changes in operating assets and liabilities
Accounts receivable, net	(10,430)	(12,844)
Unbilled accounts receivable, net	6,937	9,726
Inventories	(4,863)	(15,230)
Other receivables	1,982	(4,205)
Other current assets	909	1,836
Accounts payable	1,988	20,874
Other accounts payable	(1,817)	2,797
Accrued expenses	(6,611)	(5,365)
Other current liabilities	1,062	(6,293)
Other non-current liabilities	1,808	1,085
Payment of severance benefits	(2,080)	(2,263)
Other	148	347

Net cash provided by (used in) operating activities	21,068	(11,675)

Cash flows from investing activities
Proceeds from settlement of hedge collateral	4,239	2,242
Payment of hedge collateral	(7,841)	—
Purchase of property, plant and equipment	(3,351)	(11,207)
Payment for intellectual property registration	(229)	(232)
Collection of guarantee deposits	47	298
Payment of guarantee deposits	—	(892)
Other	8	(10)

Net cash used in investing activities	(7,127)	(9,801)

Cash flows from financing activities
Repurchase of long-term borrowings	—	(1,175)
Proceeds from exercise of stock options	—	48
Acquisition of treasury stock	(1,021)	(2,353)
Repayment of financing related to water treatment facility arrangement	(135)	(143)
Repayment of principal portion of finance lease liabilities	(60)	(59)

Net cash used in financing activities	(1,216)	(3,682)

Effect of exchange rates on cash and cash equivalents	(7,089)	(1,468)

Net increase (decrease) in cash and cash equivalents	5,636	(26,626)

Cash and cash equivalents
Beginning of the period	151,657	132,438

End of the period	$157,293	$105,812

Supplemental cash flow information
Cash paid for interest	$9,522	$9,549

Cash paid for income taxes	$1,534	$1,556

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$687	$2,643

Non-cash financing activities
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$—	$(232)

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

On March 30, 2020, the Company entered into a definitive Business Transfer Agreement (the “BTA”) for the sale of its Foundry Services Group business and its fabrication facility located in Cheongju (“Fab 4”), the larger of the Company’s two 8-inch manufacturing facilities, to Magnus Semiconductor, LLC, a Korean limited liability company, or one of its wholly owned subsidiaries (the “Buyer”) for a purchase price equal to the KRW equivalent of $344.7 million in cash, subject to working capital adjustments set forth in the BTA. The Buyer is a special purpose company formed by Alchemist Capital Partners Korea Co., Ltd. and Credian Partners, Inc. This planned divestiture of the Foundry Services Group business and Fab 4 will allow the Company to strategically shift its operational focus to its standard products business. The Foundry Services Group was historically a reportable segment. As a result of the entry into the BTA, the results of the Foundry Services Group were classified as discontinued operations in the Company’s consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Accordingly, commencing with the first quarter of 2020, the Company has one reportable segment: its standard products business, together with transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3,” that it expects to perform for the Buyer for a period of up to three years (the “Transitional Fab 3 Foundry Services”). The Company’s standard products business includes its Display Solutions and Power Solutions business lines. The Company’s Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements, except for the changes below. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for a full year or for any other periods.

The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations to reflect the anticipated divestiture of its Foundry Services Group business and Fab 4. The assets to be acquired and liabilities to be transferred to the Buyer, as specified in the BTA, have been classified as assets and liabilities held for sale in the Company’s consolidated balance sheets, subject to adjustments set forth in the BTA. See Note 2 “Discontinued Operations and Assets Held for Sale” for additional information. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations, but the material items in the operating and investing activities of cash flows relating to discontinued operations are disclosed in Note 2. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations.

There have been no material changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2020, except for those related to discontinued operations and assets held for sale as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Discontinued Operations and Assets Held for Sale

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) 205, “Presentation of Financial Statements” (“ASC 205”) and ASC 360, “Property, Plant and Equipment” (“ASC 360”). Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized. Assets and liabilities related to discontinued operations classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. The results of discontinued operations are reported in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the current and prior periods commencing in the period in which the business meets the criteria.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2019-12 to have a material effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In April 2019, the FASB issued Accounting Standards Update No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), and in November 2019, the FASB issued Accounting Standards Update No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses” (“ASU 2019-11”) to clarify and address certain items related to the amendments in ASU 2016-13. In February 2020, the FASB issued Accounting Standards Update No. 2020-02, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2020-02”), which incorporates SEC SAB 119 (updated from SAB 102) into the ASC by aligning SEC recommended policies and procedures with ASC 326.The Company adopted ASU 2016-13, ASU 2019-04, ASU 2019-11 and ASU 2020-02 as of January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. The Company adopted ASU 2018-13 as of January 1, 2020, and the adoption of ASU 2018-13 did not impact the Company’s consolidated financial statements.

2. Discontinued Operations and Assets Held for Sale

On March 30, 2020, the Company entered into the BTA for the sale of its Foundry Services Group business and Fab 4. Following the consummation of the sale, and for up to three years, the Company is expected to provide the Transitional Fab 3 Foundry Services. For the periods prior to the closing of the sale, revenue from providing the Transitional Fab 3 Foundry Services to the Foundry Services Group is recorded at cost on both of the continuing and discontinued businesses. The sale is expected to close within approximately four to six months from the date of the BTA, subject to customary closing conditions.

The following table summarizes the results from discontinued operations, net of tax, for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands of US dollars)
Revenues:
Net sales – Foundry Services Group	$86,279	$57,116
Net sales – transitional Fab 3 foundry services	(9,737)	(7,003)

Total revenues	76,542	50,113
Cost of sales:
Cost of sales – Foundry Services Group	65,583	53,438
Cost of sales – transitional Fab 3 foundry services	(9,737)	(7,003)

Total cost of sales	55,846	46,435

Gross profit	20,696	3,678
Operating expenses:
Selling, general and administrative expenses	5,644	6,034
Research and development expenses	7,403	7,974
Restructuring and other charges	2,115	2,894

Total operating expenses	15,162	16,902

Operating income (loss) from discontinued operations	5,534	(13,224)
Foreign currency gain, net	2,097	613
Other income	107	86

Income (loss) from discontinued operations before income tax expense	7,738	(12,525)
Income tax expense	409	45

Income (loss) from discontinued operations, net of tax	$7,329	$(12,570)

For the three months ended March 31, 2020 and 2019, the Company recorded $2,115 thousand and $743 thousand, respectively, in professional fees incurred in connection with the Foundry Services Group business and Fab 4, and recorded such costs as restructuring and other charges in the above. For the three months ended March 31, 2019, the Company also recorded in the same line a $2,151 thousand restructuring-related charge to its fab employees.

The following table provides a reconciliation of the aggregate carrying amounts of major classes of assets and liabilities relating to the Foundry Services Group business and Fab 4, which are included in assets and liabilities held for sale in the accompanying consolidated balance sheets for each of the periods presented:

	March 31, 2020	December 31, 2019
	(In thousands of US dollars)
Assets
Current assets
Accounts receivable, net	$40,735	$48,194
Unbilled accounts receivable, net	9,374	16,463
Inventories, net	34,968	31,863
Other current assets	2,891	3,301
Other assets of the disposal group classified as held for sale	1,461	—

Total current assets held for sale	$89,429	$99,821

Property, plant and equipment, net	99,604	109,506
Intangible assets, net	1,202	1,245
Other non-current assets	11,384	12,683

Total assets held for sale	$201,619	$223,255

Liabilities
Current liabilities
Accounts payable	$20,462	$20,503
Other current liabilities	14,773	16,537

Total current liabilities held for sale	$35,235	$37,040

Accrued severance benefits, net	93,121	95,547
Other non-current liabilities	13,657	15,334

Total liabilities held for sale	$142,013	$147,921

As of March 31, 2020, all assets and liabilities held for sale are classified as current on the consolidated balance sheets based on the anticipated date of disposal of the Foundry Services Group business and Fab 4.

The following table provides supplemental cash flows information related to discontinued operations:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands of US dollars)
Significant non-cash operating activities:
Depreciation and amortization	$5,365	$5,752
Provision for severance benefits	3,052	1,803
Stock-based compensation	123	106
Investing activities:
Capital expenditures	$(1,479)	$(4,469)

3. Sales of Accounts Receivable and Receivable Discount Program

The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. There was no sale of these accounts receivable for the three months ended March 31, 2020. For the three months ended March 31, 2019, the proceeds from the sales of these accounts receivable totaled $7,989 thousand and these sales resulted in pre-tax losses of $25 thousand, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.

The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

4. Inventories

Inventories as of March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$8,448	$10,087
Semi-finished goods and work-in-process	25,342	28,815
Raw materials	7,916	8,449
Materials in-transit	231	—
Less: inventory reserve	(4,807)	(5,947)

Inventories, net	$37,130	$41,404

Changes in inventory reserve for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Beginning balance	$(5,947)	$(4,845)
Change in reserve
Inventory reserve charged to costs of sales	(1,275)	(5,073)
Sale of previously reserved inventory	906	476

	(369)	(4,597)
Write off	499	592
Translation adjustments	316	160
Reclassified to assets held for sale	694	—

Ending balance	$(4,807)	$(8,690)

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

5. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2020 and December 31, 2019 are comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Buildings and related structures	$21,309	$22,502
Machinery and equipment	85,213	89,453
Finance lease right-of-use assets	306	323
Others	20,863	22,242

	127,691	134,520
Less: accumulated depreciation	(73,987)	(75,704)
Land	13,497	14,252

Property, plant and equipment, net	$67,201	$73,068

Aggregate depreciation expenses totaled $2,409 thousand and $2,412 thousand for the three months ended March 31, 2020 and 2019, respectively.

Concurrent with the execution of the BTA, the Company executed a factory (kun) mortgage agreement under which the real property owned by the Company in respect of the Fab 3 fabrication facility located in Gumi, Korea and other material assets located in, attached to or forming part of such facility were pledged as collateral for purposes of securing the payment of its termination fee of $34,470 thousand under the BTA. The Company has a right to replace the factory (kun) mortgage at any time with a deposit of $34,470 thousand cash into escrow.

6. Intangible Assets

Intangible assets as of March 31, 2020 and December 31, 2019 are comprised of the following (in thousands):

	March 31, 2020
	Gross amount	Accumulated amortization	Net amount
Technology	$6,226	$(6,226)	$—
Customer relationships	9,641	(9,641)	—
Intellectual property assets	8,314	(5,731)	2,583

Intangible assets, net	$24,181	$(21,598)	$2,583

	December 31, 2019
	Gross amount	Accumulated amortization	Net amount
Technology	$6,575	$(6,575)	$—
Customer relationships	10,180	(10,180)	—
Intellectual property assets	8,637	(5,868)	2,769

Intangible assets, net	$25,392	$(22,623)	$2,769

Aggregate amortization expenses for intangible assets totaled $161 thousand and $139 thousand for the three months ended March 31, 2020 and 2019, respectively.

7. Leases

The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 4 years.

The tables below present financial information related to the Company’s leases.

The Company adopted the new lease accounting standard as of January 1, 2019, using the modified retrospective transition method. The tables below present financial information related to the Company’s leases

Supplemental balance sheets information related to leases as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

Leases	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease	Operating lease right-of-use assets	$1,413	$1,876
Finance lease	Property, plant and equipment, net	229	258

Total lease assets		$1,642	$2,134

Liabilities
Current
Operating	Operating lease liabilities	$1,301	$1,625
Finance	Other current liabilities	58	60
Non-current
Operating	Other non-current liabilities	112	251
Finance	Other non-current liabilities	182	208

Total lease liabilities		$1,653	$2,144

The following table presents the weighted average remaining lease term and discount rate:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	1.0 years	1.1 years
Finance leases	3.8 years	4.0 years
Weighted average discount rate
Operating leases	7.35%	7.19%
Finance leases	7.75%	7.75%

The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$468	$525
Finance lease cost
Amortization of right-of-use assets	16	17
Interest on lease liabilities	5	6

Total lease cost	$489	$548

The above table does not include an immaterial cost of short-term leases for the three months ended March 31, 2020 and 2019.

Other lease information is as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$468	$525
Operating cash flows from finance leases	5	6
Financing cash flows from finance leases	14	14

The aggregate future lease payments for operating and finance leases as of March 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2020	$1,192	$55
2021	254	74
2022	21	74
2023	1	74
Thereafter	—	—

Total future lease payments	1,468	277
Less: Imputed interest	(55)	(37)

Present value of future payments	$1,413	$240

8. Accrued Expenses

Accrued expenses as of March 31, 2020 and December 31, 2019 are comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Payroll, benefits and related taxes, excluding severance benefits	$8,992	$8,493
Withholding tax attributable to intercompany interest income	23,771	23,371
Interest on senior notes	3,444	8,205
Outside service fees	1,224	1,996
Others	4,058	2,734

Accrued expenses	$41,489	$44,799

9. Derivative Financial Instruments

The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on US dollar denominated revenues.

Details of derivative contracts as of March 31, 2020 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
August 13, 2019	Zero cost collar	$30,000	April 2020 to June 2020
September 27, 2019	Zero cost collar	$21,000	April 2020 to June 2020
December 4, 2019	Zero cost collar	$30,000	July 2020 to December 2020
January 31, 2020	Zero cost collar	$30,000	July 2020 to December 2020
February 3, 2020	Zero cost collar	$18,000	July 2020 to December 2020
February 21, 2020	Zero cost collar	$30,000	July 2020 to December 2020

Details of derivative contracts as of December 31, 2019 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
August 13, 2019	Zero cost collar	$60,000	January 2020 to June 2020
September 27, 2019	Zero cost collar	$42,000	January 2020 to June 2020
December 4, 2019	Zero cost collar	$30,000	July 2020 to December 2020

The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.

The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

Derivatives designated as hedging instruments:		March 31, 2020	December 31, 2019
Asset Derivatives:
Zero cost collars	Other current assets	$—	$1,456
Liability Derivatives:
Zero cost collars	Other current liabilities	$3,500	$—

Offsetting of derivative liabilities as of March 31, 2020 is as follows (in thousands):

As of March 31, 2020	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$3,500	$—	$3,500	$—	$(2,720)	$780

Offsetting of derivative assets as of December 31, 2019 is as follows (in thousands):

As of December 31, 2019	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$1,456	$—	$1,456	$—	$1,070	$2,526

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

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations (Effective Portion)			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019		2020	2019
Zero cost collars	$(5,004)	$34	Net sales	$(58)	$—	Other income, net	$117	$—
Forwards	$—	$(533)	Net sales	$—	$(89)	Other income, net	$—	$(56)
Forwards—excluded time value			Net sales	$—	$(98)

	$(5,004)	$(499)		$(58)	$(187)		$117	$(56)

As of March 31, 2020, the amount expected to be reclassified from accumulated other comprehensive income into loss within the next twelve months is $3,401 thousand.

The Company set aside $10,550 thousand and $8,750 thousand of cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and Deutsche Bank AG, Seoul Branch (“DB”), as required for the zero cost collar contracts outstanding as of March 31, 2020 and December 31, 2019, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.

The Company is required to deposit additional cash collateral with NFIK and DB for any exposure in excess of $500 thousand, and $2,720 thousand and $1,070 thousand of additional cash collateral were required and recorded as hedge collateral on the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

These cost collar contracts may be terminated by the counterparty in a number of circumstances, including if the Company’s borrowing rating falls below B-/B3 or if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained from the counterparty.

10. Fair Value Measurements

Fair Value of Financial Instruments

As of March 31, 2020, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value March 31, 2020	Fair Value Measurement March 31, 2020	Quoted Prices in Active Markets for Identical liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$3,500	$3,500	—	$3,500	—

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

Fair Value of Borrowings

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$82,328	$94,479	$81,959	$116,078
6.625% Senior Notes due July 2021 (Level 2)	$223,012	$210,795	$222,784	$224,250

On January 17, 2017, the Company’s wholly-owned subsidiary, MagnaChip Semiconductor S.A., closed an offering (the “Exchangeable Notes Offering”) of 5.0% Exchangeable Senior Notes due March 1, 2021 (the “Exchangeable Notes”), of $86,250 thousand, which represents the principal amount, excluding $5,902 thousand of debt issuance costs. In December 2018 and February 2019, MagnaChip Semiconductor S.A. repurchased a principal amount equal to $1,590 thousand and $920 thousand, respectively, of the Exchangeable Notes in the open market. The Company estimates the fair value of the Exchangeable Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the Exchangeable Notes, see Note 11, “Borrowings.”

On July 18, 2013, the Company issued 6.625% Senior Notes due July 15, 2021 (the “2021 Notes”) of $225,000 thousand, which represents the principal amount, excluding $1,125 thousand of original issue discount and $5,039 thousand of debt issuance costs. In December 2018 and January 2019, the Company repurchased a principal amount equal to $500 thousand and $250 thousand, respectively, of the 2021 Notes in the open market. The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the 2021 Notes, see Note 11, “Borrowings.”

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of March 31, 2020 and 2019, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

11. Borrowings

Borrowings as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
5.0% Exchangeable Senior Notes due March 2021	$83,740	$83,740
6.625% Senior Notes due July 2021	224,250	224,250
Less: unamortized discount and debt issuance costs	(2,650)	(3,247)

Total borrowings, net	305,340	304,743
Less: current portion of long-term borrowings, net	(82,328)	—

Long-term borrowings, net	$223,012	$304,743

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

The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three months ended March 31, 2020 and 2019 were $1,416 thousand and $1,408 thousand, respectively.

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

The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expense related to the 2021 Notes for the three months ended March 31, 2020 and 2019 were $3,943 thousand and $3,930 thousand, respectively.

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

12. Accrued Severance Benefits

The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2020, 98% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Beginning balance	$53,344	$55,691
Provisions	2,019	1,314
Severance payments	(1,952)	(1,496)
Translation adjustments	(2,801)	(956)

	50,610	54,553
Less: Cumulative contributions to severance insurance deposit accounts	(1,557)	(869)
The National Pension Fund	(75)	(87)
Group severance insurance plan	(213)	(243)

Accrued severance benefits, net	$48,765	$53,354

The severance benefits funded through the Company’s National Pension Fund and group severance insurance plan will be used exclusively for payment of severance benefits to eligible employees. These amounts have been deducted from the accrued severance benefit balance.

In July 2018, the Company began contributing to certain severance insurance deposit accounts a certain percentage of severance benefits that are accrued for eligible employees for their services from January 1, 2018. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. The Company deducts the contributions made to these severance insurance deposit accounts from its accrued severance benefits.

The Company is liable to pay the following future benefits to its non-executive employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2020	$369
2021	626
2022	823
2023	580
2024	788
2025	2,201
2026 – 2030	19,439

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

13. Foreign Currency Loss, Net

Net foreign currency gain or loss includes non-cash translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in US dollars and are affected by changes in the exchange rate between the Korean won and the US dollar. As of March 31, 2020 and December 31, 2019, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $684,021 thousand and $686,485 thousand, respectively. The Korean won to US dollar exchange rates were 1,222.6:1, 1,157.8:1 using the first base rate as of March 31, 2020 and December 31, 2019, respectively, as quoted by the KEB Hana Bank.

14. Income Taxes

The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the US and in various other jurisdictions. The Company is subject to income- or non-income tax examinations by tax authorities of these jurisdictions for all open tax years.

A loss from continuing operations before income tax expense for the three months ended March 31, 2020 and 2019 was $29,775 thousand and $20,759 thousand, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded an income tax expense on continuing of $1,303 thousand and $796 thousand, respectively, primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for the Company’s Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 60% in 2019 and 2020.

15. Geographic and Other Information

Historically, the Company operated in two reportable segments: Foundry Services Group and Standard Products Group. The Company’s Foundry Services Group provides specialty analog and mixed-signal foundry services mainly for fabless and Integrated Device Manufacturer (“IDM”) semiconductor companies that primarily serve communications, IoT, consumer, industrial and automotive applications. The Company’s Standard Products Group is comprised of two business lines: Display Solutions and Power Solutions. The Company’s Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications.

On March 30, 2020, the Company entered into the BTA to sell its Foundry business and Fab 4. The planned divestiture of its Foundry business and Fab 4 allows the Company to strategically shift its operational focus to its standard products business. As a result, the results of the Foundry Services Group were classified as discontinued operations in the Company’s consolidated statements of operations and thus excluded from both continuing operations and segment results for all periods presented. Please see “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Discontinued Operations and Assets Held for Sale” for additional information on the results of discontinued operations. Accordingly, the Company now has one reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who allocates resources and assesses performance of the business and other activities based on gross profit.

The following sets forth information relating to the single continuing operating segment (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues
Standard products business
Display Solutions	$77,593	$58,230
Power Solutions	33,143	42,034

Total standard products business	$110,736	$100,264
Transitional Fab 3 foundry services	9,737	7,003

Total revenues	$120,473	$107,267

	Three Months Ended
	March 31, 2020	March 31, 2019
Gross Profit
Standard products business	$29,130	$19,023
Transitional Fab 3 foundry services	—	—

Total gross profit	$29,130	$19,023

The following is a summary of net sales – standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Korea	$30,817	$34,646
Asia Pacific (other than Korea)	77,542	63,747
United States	709	462
Europe	971	1,133
Others	697	276

Total	$110,736	$100,264

For the three months ended March 31, 2020 and 2019, of the Company’s net sales – standard products business in Asia Pacific (other than Korea) and net sales – standard products business in Greater China (China, Hong Kong and Macau) represented 95.3% and 94.1% of total net sales – standard products business, respectively.

Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 90% and 88% for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, the Company had two customers that represented 52.8% and 15.8% of its net sales – standard products business. For the three months ended March 31, 2019, the Company had two customers that represented 45.0% and 11.6% of its net sales – standard products business.

95% of the Company’s property, plant and equipment from continuing operations are located in Korea as of March 31, 2020.

16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020	December 31, 2019
Foreign currency translation adjustments	$18,046	$(4,205)
Derivative adjustments	(3,401)	1,545

Total	$14,645	$(2,660)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

Three Months Ended March 31, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(4,205)	$1,545	$(2,660)

Other comprehensive income (loss) before reclassifications	22,251	(5,004)	17,247
Amounts reclassified from accumulated other comprehensive loss	—	58	58

Net current-period other comprehensive income (loss)	22,251	(4,946)	17,305

Ending balance	$18,046	$(3,401)	$14,645

Three Months Ended March 31, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,061)	$(49)	$(20,110)

Other comprehensive income (loss) before reclassifications	7,304	(499)	6,805
Amounts reclassified from accumulated other comprehensive loss	—	187	187

Net current-period other comprehensive income (loss)	7,304	(312)	6,992

Ending balance	$(12,757)	$(361)	$(13,118)

There was no income tax impact related to changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

17. Loss Per Share

The following table illustrates the computation of basic and diluted loss per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands of US dollars, except share data)
Basic and diluted loss per share
Loss from continuing operations	$(31,078)	$(21,555)
Income (loss) from discontinued operations, net of tax	7,329	(12,570)

Net loss	$(23,749)	$(34,125)

Weighted average number of shares – basic and diluted	34,893,157	34,194,878
Basic and diluted earnings (loss) per common share
Continuing operations	$(0.89)	$(0.63)
Discontinued operations	0.21	(0.37)

Total	$(0.68)	$(1.00)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2020	March 31, 2019
Options	2,163,845	2,632,300
Restricted Stock Units	729,939	508,943

For the three months ended March 31, 2020 and 2019, 10,144,155 shares and 10,182,542 shares, respectively, of potential common stock from the assumed conversion of Exchangeable Notes were excluded from the computation of diluted loss per share as the effects were anti-dilutive for the periods.

18. Commitments and Contingencies

Long-term Purchase Agreements and Advances to Suppliers

The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequacy supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of March 31, 2020 and December 31, 2019, respectively.

The Company, from time to time, may make advances in form of prepayments or deposits to suppliers to procure materials to meet its planned production. The Company recorded advances of $5,118 thousand and $6,593 thousand as other current assets as of March 31, 2020 and December 31, 2019, respectively.

COVID-19 Pandemic

In December 2019, a strain of coronavirus causing a disease known as COVID-19 surfaced in Wuhan, China, resulting in significant disruptions among Chinese manufacturing and other facilities and travel throughout China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread rapidly in the U.S. and other countries throughout the world. Governmental authorities throughout the world have implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions.

While the Company experienced some minor disruption in its Power business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of COVID-19, to date its external Display business contractors and sub-contractors have not been materially impacted by the outbreak. Nevertheless, while the future impact on the Company’s business from the COVID-19 pandemic is currently difficult to assess, the significant global macro-economic disruption will adversely affect customer demand for some of its products in the near term. The Company is, however, unable to accurately predict the full impact COVID-19 will have on its future results of operations due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, a potential future recurrence of the outbreak, further containment actions that may be taken by governmental authorities, the impact to the businesses of its customers and suppliers, and other factors.

The Company continues to closely monitor and evaluate the nature and scope of the impact on COVID-19 to its business, consolidated results of operations, and financial condition, and may take further actions altering its business operations and managing its costs and liquidity that the Company deems necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.

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

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on February 21, 2020 (“2019 Form 10-K”) (including that the impact of the COVID-19 pandemic may also exacerbate the risks discussed therein).

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

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this Report. We have reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations to reflect the divestiture of our Foundry Services Group business and Fab 4. Unless otherwise stated, information in this section relates to our continuing operations. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations.

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

On March 30, 2020, we entered into the BTA for the sale of our Foundry Services Group business and Fab 4. The planned divestiture of the Foundry Services Group business and Fab 4 will allow us to strategically shift our operational focus to our standard products business. As a result, the results of the Foundry Services Group were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Accordingly, from the first quarter of 2020, we have one reportable segment: our standard products business, together with transitional foundry services associated with our fabrication facility located in Gumi, Korea, known as Fab 3, that it expects to perform for the Buyer for a period of up to three years (the “Transitional Fab 3 Foundry Services”). The Transitional Fab 3 Foundry Services revenue is accounted for at cost prior to the closing of the sale of the Foundry business and Fab 4.

Our standard products business includes our Display Solutions and Power Solutions business lines.

Our Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip integrated solutions for LCD (Liquid Crystal Display) and OLED panel displays used in televisions, public displays, monitors notebooks, mobile communications and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry.

Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in communications, consumer and industrial applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs), AC-DC converters, DC-DC converters, LED drivers, switching regulators and linear regulators for a range of devices, including televisions, smartphones, mobile phones, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers, LED lighting, motor control and home appliances.

Our wide variety of analog and mixed-signal semiconductor products combined with our mature technology platform allow us to address multiple high-growth end markets and to rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs and allows us to better serve and capture additional demand from existing and new customers.

To maintain and increase our profitability, we must accurately forecast trends in demand for electronics devices that incorporate semiconductor products we produce. We must understand our customers’ needs as well as the likely end market trends and demand in the markets they serve. We must also invest in relevant research and development activities and purchase necessary materials on a timely basis to meet our customers’ demand while maintaining our target margins and cash flow.

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

Net sales of the standard products business are driven by design wins in which we are selected by an electronics original equipment manufacturer (OEM) or other potential customer to supply its demand for a particular product. A customer will often have more than one supplier designed in to multi-source components for a particular product line. Once we have design wins and the products enter into mass production, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market demand for the goods in which our products are used, the inventory levels maintained by our customers and in some cases, allocation of demand for components for a particular product among selected qualified suppliers.

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

Our standard products business requires investments in capital equipment. Analog and mixed-signal manufacturing facilities and processes are typically distinguished by the design and process implementation expertise rather than the use of the most advanced equipment. Many of these processes also tend to migrate more slowly to smaller geometries due to technological barriers and increased costs. For example, some of our products use high-voltage technology that requires larger geometries and that may not migrate to smaller geometries for several years, if at all. As a result, our manufacturing base and strategy do not require substantial investment in leading edge process equipment for those products, allowing us to utilize our facilities and equipment over an extended period of time with moderate required capital investments. In addition, we are less likely to experience significant industry overcapacity, which can cause product prices to decline significantly. In general, we seek to invest in manufacturing capacity that can be used for multiple high-value applications over an extended period of time. In addition, we outsource manufacturing of those products which do require advanced technology and 12-inch wafer capacity, such as organic light emitting diodes (OLED). We believe this balanced capital investment strategy enables us to optimize our capital investments and facilitates more diversified product and service offerings.

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

Recent Developments

Business Transfer Agreement

On March 30, 2020, we entered into the BTA for the sale of our Foundry Services Group business and Fab 4 to the Buyer. On the terms and subject to the conditions set forth in the BTA, the Buyer agreed to acquire certain assets and assume certain liabilities related to the Foundry Services Group business and Fab 4 for a purchase price equal to the KRW equivalent of $344.7 million in cash, subject to a working capital adjustment as described in the BTA. Subject to the terms of the BTA, all employees of the Foundry Services Group business and Fab 4 will be transferred to the Buyer as of the closing date, unless any of such employees formally objects to the transfer. The Buyer will assume all severance liabilities relating to the transferred employees. For a summary of the key terms and conditions of the BTA, please see our Current Report on Form 8-K filed on March 31, 2020 and the BTA filed as Exhibit 10.1 thereto.

COVID-19 Pandemic

In December 2019, a strain of coronavirus causing a disease known as COVID-19 surfaced in Wuhan, China, resulting in significant disruptions among Chinese manufacturing and other facilities and travel throughout China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, which continues to spread rapidly in the U.S. and other countries throughout the world. Governmental authorities throughout the world have implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions.

While we experienced some minor disruption in our Power business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of COVID-19, to date our external Display business contractors and sub-contractors have not been materially impacted by the outbreak. Nevertheless, while the future impact on our business from the COVID-19 pandemic is currently difficult to assess, the significant global macro-economic disruption will adversely affect customer demand for some of our products in the near term. We are, however, unable to accurately predict the full impact COVID-19 will have on our future results of operations due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, a potential future recurrence of the outbreak, further containment actions that may be taken by governmental authorities, the impact to the businesses of our customers and suppliers, and other factors.

We continue to closely monitor and evaluate the nature and scope of the impact on COVID-19 to our business, consolidated results of operations, and financial condition, and may take further actions altering our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.

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

Explanation and Reconciliation of Non-US GAAP Measures

Adjusted EBITDA and Adjusted Net Income (Loss)

We use the terms Adjusted EBITDA and Adjusted Net Income (Loss) (including on a per share basis) in our report. Adjusted EBITDA, as we define it, is a non-US GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) restructuring and other charges, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss (gain), net, (v) loss on early extinguishment of long-term borrowings, net and (vi) others. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expense, and depreciation and amortization.

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

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. A reconciliation of net income (loss) to Adjusted EBITDA from continuing operations, discontinued operations and total operations is as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(In millions)
Net Income (Loss)	$(31.1)	$7.3	$(23.7)	$(21.6)	$(12.6)	$(34.1)
Interest expense, net	4.9	—	4.9	5.1	—	5.1
Income tax expense	1.3	0.4	1.7	0.8	0.0	0.8
Depreciation and amortization	2.6	5.4	7.9	2.6	5.8	8.3
EBITDA	(22.3)	13.1	(9.2)	(13.1)	(6.8)	(19.9)
Adjustments
Restructuring and other charges(a)	—	2.1	2.1	—	2.9	2.9
Equity-based compensation expense(b)	0.8	0.1	0.9	0.6	0.1	0.7
Foreign currency loss (gain), net(c)	31.0	(2.1)	28.9	10.6	(0.6)	10.0
Derivative valuation loss (gain), net(d)	(0.1)	—	(0.1)	0.1	—	0.1
Loss on early extinguishment of long-term borrowings, net(e)	—	—	—	0.0	—	0.0
Others(f)	0.6	—	0.6	0.6	—	0.6

Adjusted EBITDA	$9.9	$13.2	$23.1	$(1.3)	$(4.4)	$(5.7)

(a)

For the three months ended March 31, 2020, this adjustment eliminates a $2.1 million in professional fees incurred in connection with the Foundry Services Group business and Fab 4. For the three months ended March 31, 2019, this adjustment eliminates the impact of a $2.2 million restructuring related charge with respect to the fab employees. This adjustment also eliminates a $0.7 million legal costs incurred in connection with the Foundry Services Group and Fab 4.

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

(c)

This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations with respect to the continuing operations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.

(d)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(e)	This adjustment eliminates $0.04 million in expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.
(f)

For the three months ended March 31, 2020, this adjustment eliminates non-recurring professional service fees and expenses incurred in connection with certain treasury and finance initiatives. For the three months ended March 31, 2019, this adjustment eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

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

We present Adjusted Net Income (Loss) (including on a per share basis) as a further supplemental measure of our performance. We prepare Adjusted Net Income (Loss) (including on a per share basis) by adjusting net income (loss) to eliminate the impact of a number of non-cash expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (Loss) (including on a per share basis); is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (Loss) (including on a per share basis) for a number of reasons, including:

•

we use Adjusted Net Income (Loss) (including on a per share basis) in communications with our Board of Directors concerning our consolidated financial performance without the impact of non-cash expenses and the other items as we discussed below since we believe that it is a more consistent measure of our core operating results from period to period; and

•

we believe that reporting Adjusted Net Income (Loss) (including on a per share basis) is useful to readers in evaluating our core operating results because it eliminates the effects of non-cash expenses as well as the other items we discuss below, such as foreign currency gains and losses, which are out of our control and can vary significantly from period to period.

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) restructuring and other charges, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss (gain), net, (v) loss on early extinguishment of long-term borrowings, net and (vi) others.

The following table summarizes the adjustments to net income (loss) from continuing operations, discontinued operations and total operations that we make in order to calculate Adjusted Net Income (Loss) (including on a per share basis) from continuing operations, discontinued operations and total operations for the periods indicated:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(In millions, except per share data)
Net Income (Loss)	$(31.1)	$7.3	$(23.7)	$(21.6)	$(12.6)	$(34.1)
Adjustments
Restructuring and other charges(a)	—	2.1	2.1	—	2.9	2.9
Equity-based compensation expense(b)	0.8	0.1	0.9	0.6	0.1	0.7
Foreign currency loss (gain), net(c)	31.0	(2.1)	28.9	10.6	(0.6)	10.0
Derivative valuation loss (gain), net(d)	(0.1)	—	(0.1)	0.1	—	0.1
Loss on early extinguishment of long-term borrowings, net(e)	—	—	—	0.0	—	0.0
Others(f)	0.6	—	0.6	0.6	—	0.6

Adjusted Net Income (Loss)	$1.1	$7.5	$8.6	$(9.7)	$(10.2)	$(19.9)

Reported earnings (loss) per share – basic	$(0.89)	$0.21	$(0.68)	$(0.63)	$(0.37)	$(1.00)
Reported earnings (loss) per share – diluted	$(0.89)	$0.21	$(0.68)	$(0.63)	$(0.37)	$(1.00)
Weighted average number of shares – basic	34,893,157	34,893,157	34,893,157	34,194,878	34,194,878	34,194,878
Weighted average number of shares – diluted	34,893,157	34,893,157	34,893,157	34,194,878	34,194,878	34,194,878

Adjusted Net Income (Loss) per share – basic	$0.03	$0.21	$0.25	$(0.28)	$(0.30)	$(0.58)
Adjusted Net Income (Loss) per share – diluted	$0.03	$0.21	$0.24	$(0.28)	$(0.30)	$(0.58)
Weighted average number of shares – basic	34,893,157	34,893,157	34,893,157	34,194,878	34,194,878	34,194,878
Weighted average number of shares – diluted	35,883,200	35,883,200	35,883,200	34,194,878	34,194,878	34,194,878

(a)

For the three months ended March 31, 2020, this adjustment eliminates a $2.1 million in professional fees incurred in connection with the Foundry Services Group business and Fab 4. For the three months ended March 31, 2019, this adjustment eliminates the impact of a $2.2 million restructuring related charge with respect to the fab employees. This adjustment also eliminates a $0.7 million legal costs incurred in connection with the Foundry Services Group and Fab 4.

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

(c)

This adjustment mainly eliminates the impact of non-cash foreign currency translation associated with intercompany debt obligations with respect to the continuing operations and foreign currency denominated receivables and payables, as well as the cash impact of foreign currency transaction gains or losses on collection of such receivables and payment of such payables. Although we expect to incur foreign currency translation gains or losses in the future, we believe that analysts and investors will find it helpful to review our operating performance without the effects of these primarily non-cash gains or losses, which we cannot control. Additionally, we believe the isolation of this adjustment provides investors with enhanced comparability to prior and future periods of our operating performance results.

(d)

This adjustment eliminates the impact of gain or loss recognized in income on derivatives, which represents derivatives value changes excluded from the risk being hedged. We enter into derivative transactions to mitigate foreign exchange risks. As our derivative transactions are limited to a certain portion of our expected cash flows denominated in US dollars, and we do not enter into derivative transactions for trading or speculative purposes, we do not believe that these charges or gains are indicative of our core operating performance.

(e)	This adjustment eliminates $0.04 million in expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.
(f)

For the three months ended March 31, 2020, this adjustment eliminates non-recurring professional service fees and expenses incurred in connection with certain treasury and finance initiatives. For the three months ended March 31, 2019, this adjustment eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted Net Income (Loss) for the three months ended March 31, 2020 and 2019 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) used to calculate Adjusted Net Income (Loss) were applied consistently to the periods presented.

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

Factors Affecting Our Results of Operations

Net Sales. We derive substantially all of our sales (net of sales returns and allowances) from our standard products business. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Korea, the United States, Japan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region.

We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2020 and 2019, we sold products to 135 and 132 customers, respectively, and our net sales to our ten largest customers represented 90% and 88% of our net sales — standard products business, respectively. Our Fab 3 production capacity is approximately 31,000 semiconductor wafers per month. We believe our large-scale, cost-effective fabrication facilities enable us to rapidly adjust our production levels to meet shifts in demand by our end customers.

We will provide the Transitional Fab 3 Foundry Services for a period up to three years after the sale of the Foundry Services Group business and Fab 4. For the periods prior to the sale of the Foundry Services Group business and Fab 4 (which is accounted for as a discontinued operation beginning in the first quarter of 2020), revenue derived from the Transitional Fab 3 Foundry Services is recorded at cost in both of our continuing and discontinued operations.

Gross Profit. Our overall gross profit generally fluctuates as a result of changes in overall sales volumes and in the average selling prices of our products and services. Other factors that influence our gross profit include changes in product mix, the introduction of new products and services and subsequent generations of existing products and services, shifts in the utilization of our manufacturing facility and the yields achieved by our manufacturing operations, changes in material, labor and other manufacturing costs including outsourced manufacturing expenses, and variation in depreciation expense.

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

Labor Costs. A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2020, approximately 98% of our employees were eligible for severance benefits.

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

Research and Development. The rapid technological change and product obsolescence that characterize our industry require us to make continuous investments in research and development. Product development time frames vary but, in general, we incur research and development costs one to two years before generating sales from the associated new products. These expenses include personnel costs for members of our engineering workforce, cost of photomasks, silicon wafers and other non-recurring engineering charges related to product design. Additionally, we develop base line process technology through experimentation and through the design and use of characterization wafers that help achieve commercially feasible yields for new products. The majority of research and development expenses of our display business are material and design-related costs for OLED display driver IC product development involving 40-nanometer or finer processes. The majority of research and development expenses of our power business are certain equipment, material and design-related costs for power discrete products and material and design-related costs for power IC products. Power IC uses standard BCD process technologies which can be sourced from multiple foundries, including Fab 4.

Interest Expense. Our interest expense was incurred primarily under our 2021 Notes and our Exchangeable Notes.

Impact of Foreign Currency Exchange Rates on Reported Results of Operations. Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-US currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in US dollars converted from our non-US revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the US dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in US dollars relative to Korean won, depreciation in the US dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the US dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the US dollar as a substantial portion of non-cash translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars. As of March 31, 2020, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $684.0 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

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

Discontinued Operations. On March 30, 2020, we entered the BTA for the sale of its Foundry Services Group business and our Fab 4 to the Buyer. As a result, the results of the Foundry Services Group were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented.

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

Results of Operations – Comparison of Three Months Ended March 31, 2020 and 2019

The following table sets forth consolidated results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business	$110.7	91.9%	$100.3	93.5%	$10.5
Net sales – transitional Fab 3 foundry services	9.7	8.1	7.0	6.5	2.7

Total revenues	120.5	100.0	107.3	100.0	13.2
Cost of sales
Cost of sales – standard products business	81.6	67.7	81.2	75.7	0.4
Cost of sales – transitional Fab 3 foundry services	9.7	8.1	7.0	6.5	2.7
Total cost of sales	91.3	75.8	88.2	82.3	3.1

Gross profit	29.1	24.2	19.0	17.7	10.1
Selling, general and administrative expenses	12.1	10.0	12.0	11.2	0.1
Research and development expenses	10.5	8.7	12.0	11.2	(1.5)
Other charges	0.6	0.5	—	—	0.6

Operating income (loss)	6.0	5.0	(5.1)	(4.7)	11.0

Interest expense	(5.6)	(4.7)	(5.6)	(5.3)	0.0
Foreign currency loss, net	(31.0)	(25.7)	(10.6)	(9.9)	(20.4)
Loss on early extinguishment of long-term borrowings, net	—	—	(0.0)	(0.0)	0.0
Others, net	0.8	0.7	0.6	0.5	0.3

	(35.7)	(29.7)	(15.7)	(14.6)	(20.0)

Loss from continuing operations before income tax expense	(29.8)	(24.7)	(20.8)	(19.4)	(9.0)
Income tax expense	1.3	1.1	0.8	0.7	0.5

Loss from continuing operations	(31.1)	(25.8)	(21.6)	(20.1)	(9.5)
Income (loss) from discontinued operations, net of tax	7.3	6.1	(12.6)	(11.7)	19.9
Net loss	$(23.7)	(19.7)	$(34.1)	(31.8)	$10.4

The following sets forth information relating to our continuing operations:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business
Display Solutions	$77.6	64.4%	$58.2	54.3%	$19.4
Power Solutions	33.1	27.5	42.0	39.2	(8.9)

Total standard products business	110.7	91.9	100.3	93.5	10.5
Net sales – transitional Fab 3 foundry services	9.7	8.1	7.0	6.5	2.7

Total revenues	$120.5	100.0%	$107.3	100.0%	$13.2

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amount	% of Net sales	Amount	% of Net sales	Change Amount
	(In millions)
Gross Profit
Gross profit – standard products business	$29.1	26.3%	$19.0	19.0%	$10.1
Gross profit – transitional Fab 3 foundry services	—	—	—	—	—

Total gross profit	$29.1	24.2%	$19.0	17.7%	$10.1

Revenues

Total revenues were $120.5 million for the three months ended March 31, 2020, a $13.2 million, or 12.3%, increased compared to $107.3 million for the three months ended March 31, 2019. This increase was primarily due to an increase in revenue related to our standard products business as described below.

The standard products business. Net sales from our standard products business were $110.7 million for the three months ended March 31, 2020, a 10.5 million, or 10.4%, increased compared to $100.3 million for the three months ended March 31, 2019. This increase was primarily attributable to an increase in revenue related to our mobile OLED display driver ICs due to an increase in new OLED smartphones by Chinese and Korean manufacturers, which were offset in part by lower demand for power products as a result of COVID-19-related supply chain issues and market softness in China, and a strategic reduction of our lower margin LCD business.

The transitional Fab 3 foundry services. Net sales form the transitional Fab 3 foundry services were $9.7 million and $7.0 million for the three months ended March 31, 2020 and 2019, respectively.

Gross Profit

Total gross profit was $29.1 million for the three months ended March 31, 2020 compared to $19.0 million for the three months ended March 31, 2019, a $10.1 million, or 53.1%, increase. Gross profit as a percentage of net sales for the three months ended March 31, 2020 increased to 24.2% compared to 17.7% for the three months ended March 31, 2019. The increase in gross profit and gross profit as a percentage of net sales was due to our standard products business as further described below.

The standard products business. Gross profit from the standard products business was $29.1 million for the three months ended March 31, 2020, which represented a $10.1 million, or 53.1%, increase from gross profit of $19.0 million for the three months ended March 31, 2019. Gross profit as a percentage of net sales for the three months ended March 31, 2020 increased to 26.3% compared to 19.0% for the three months ended March 31, 2019. The increase in both gross profit and gross profit margin was primarily attributable to an improved product mix and a decrease in inventory reserve related to a legacy display product.

Net Sales – Standard Products Business by Geographic Region

We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales - standard products business by geographic region and the percentage of total net sales - standard products business represented by each geographic region for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(In millions)
Korea	$30.8	27.8%	$34.6	34.6%	$(3.8)
Asia Pacific (other than Korea)	77.5	70.0	63.7	63.6	13.8
United States	0.7	0.6	0.5	0.5	0.2
Europe	1.0	0.9	1.1	1.1	(0.2)
Others	0.7	0.6	0.3	0.3	0.4

	$110.7	100.0%	$100.3	100.0%	$10.5

Net sales – standard products business in Korea for the three months ended March 31, 2020 decreased from $34.6 million to $30.8 million compared to the three months ended March 31, 2019, which represented a decrease of $3.8 million, or 11.1%, primarily due to lower demand for power products such as high-end MOSFETs primarily for TV and smartphone applications, and a strategic reduction of our lower margin LCD business, which was offset in part by an increase in revenue related to our mobile OLED display driver ICs due to an increase in demand for production of new OLED smartphones by Chinese and Korean manufacturers.

Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended March 31, 2020 increased to $77.5 million from $63.7 million in the three months ended March 31, 2019, which represented an increase of $13.8 million, or 21.6%, primarily due to an increase in revenue related to our mobile OLED display driver ICs due to an increase in demand for production of new OLED smartphones by Chinese and Korean manufacturers, which is offset in part by lower demand for power products as a result of COVID-19-related supply chain issues and market softness in China.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.1 million, or 10.0% of total revenues, for the three months ended March 31, 2020, compared to $12.0 million, or 11.2% of total revenues, for the three months ended March 31, 2019. The increase of $0.1 million, or 0.5%, was primarily attributable to an increase in legal and consulting service fees and equity-based compensation. This increase was offset in part by a $0.5 million legal settlement charge related to dispute with a prior customer recorded in the first quarter of 2019.

Research and Development Expenses. Research and development expenses were $10.5 million, or 8.7% of total revenues, for the three months ended March 31, 2020, compared to $12.0 million, or 11.2% of total revenues, for the three months ended March 31, 2019. The decrease of $1.5 million, or 12.7%, was primarily attributable to the timing of development activities for our 28-nanometer OLED display driver ICs and a decrease in outside service fees and various overhead expenses.

Other Charges. Other charges were $0.6 million for the three months ended March 31, 2020, which were consisted of professional service fees and expenses incurred in connection with certain treasury and finance initiatives.

Operating Income (Loss)

As a result of the foregoing, operating income of $6.0 million was recorded for the three months ended March 31, 2020 compared to operating loss of $5.1 million the three months ended March 31, 2019. As discussed above, the increase in operating income of $11.0 million resulted primarily from a $10.1 million increase in gross profit and a $1.5 million decrease in research and development expenses.

Other Income

Interest Expense. Interest expenses were $5.6 million and $5.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Foreign Currency Loss, Net. Net foreign currency loss for the three months ended March 31, 2020 was $31.0 million compared to net foreign currency loss of $10.6 million for the three months ended March 31, 2019. The net foreign currency loss for the three months ended March 31, 2020 and March 31, 2019 was due to the depreciation in value of the Korean won relative to the US dollar during the period.

A substantial portion of our net foreign currency gain or loss is non-cash translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in US dollars, and are affected by changes in the exchange rate between the Korean won and the US dollar. As of March 31, 2020 and March 31, 2019, the outstanding intercompany loan balances including accrued interest between our Korean subsidiary and our Dutch subsidiary were $684 million and $666 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.

Loss on Early Extinguishment of Long-Term Borrowings, Net. For the three months ended March 31, 2019, we repurchased a principal amount of $0.3 million and $0.9 million of the 2021 Notes and the Exchangeable Notes, respectively. In connection with these repurchases, we recognized a $0.04 million of net loss.

Others, Net. Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended March 31, 2020 and March 31, 2019 was $0.8 million and $0.6 million, respectively.

Income Tax Expense

Income tax expense were $1.3 million and $0.8 million for three months ended March 31, 2020 and 2019, respectively, and were primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for our Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 60% in 2020 and 2019.

Loss from continuing operations

As a result of the foregoing, a net loss from continuing operations decreased by $9.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. As discussed above, the increase in net loss from continuing operations primarily resulted from a $20.4 million increase in net foreign currency loss, which was offset in part by an $11.0 million increase in operating income.

Income (loss) from discontinued operations, net of tax

On March 30, 2020, we entered into the BTA for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented.

Net income from discontinued operations for the three months ended March 31, 2020 was $7.3 million compared to net loss from discontinued operations of $12.6 million for the three months ended March 31, 2019. The $19.9 million increase in net income from discontinued operations primarily resulted from a $17.0 million increase in gross profit, a $1.5 million increase in foreign currency gain, net, a $0.8 million decrease in restructuring and other charges, a $0.6 million decrease in research and development expenses and a $0.4 million decrease in selling, general and administrative expenses, which was offset in part by a $0.4 million increase in income tax expense.

Net loss

As a result of the foregoing, a net loss of $23.7 million was recorded for the three months ended March 31, 2020 compared to a net loss of $34.1 million for the three months ended March 31, 2019. As discussed above, the decrease in net loss of $10.4 million primarily resulted from a $19.9 million increase in net income from discontinued operations, which was offset by a $9.5 million increase in net loss from continuing operations.

Liquidity and Capital Resources

Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.

Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2020, we do not have any accounts payable on extended terms or payment deferment with our vendors.

On March 30, 2020, we entered into the BTA for the sale of our Foundry Services Group business and the Fab 4, which has a purchase price equal to the KRW equivalent of $344.7 million in cash, subject to working capital adjustments set forth in the BTA. The sale is expected to close within approximately four to six months from the date of the BTA, subject to customary closing conditions, whereupon we expect to use a portion of the cash received to repay indebtedness and for general corporate purposes. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations, as well as cash received from the consummation of the BTA, to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.

On January 17, 2017, we issued an aggregate of $86.3 million in principal amount of our Exchangeable Notes. We may, from time to time, repurchase a portion of our outstanding 2021 Notes and our Exchangeable Notes through open market purchases or privately negotiated transactions subject to prevailing market conditions and our available cash reserves. In December 2018 and February 2019, we repurchased a principal amount equal to $1.6 million $0.9 million, respectively, of the Exchangeable Notes in the open market. As of March 31, 2020, our Exchangeable Notes were reclassified as a current liability as their maturities were less than one year.

Cash Flows from Operating Activities

Cash inflow provided by operating activities totaled $21.1 million for the three months ended March 31, 2020, compared to $11.7 million of cash outflow used in operating activities for the three months ended March 31, 2019. The net operating cash inflow for the three months ended March 31, 2020 reflects our net loss of $23.7 million, as adjusted favorably by $55.8 million, which mainly consisted of depreciation and amortization, provision for severance benefits and net foreign currency loss, and net unfavorable impact of $11.0 million from changes of operating assets and liabilities.

Our working capital balance as of March 31, 2020 was $175.5 million compared to $245.5 million as of December 31, 2019. The $70.0 million decrease was primarily attributable to a reclassification of $82.3 million for our Exchangeable Notes, which was recorded as a current portion of long-term borrowings, net in the first quarter of 2020, as the maturity is less than one year. This decrease was offset in part by a $13.5 million increase in accounts receivable, net.

Cash Flows from Investing Activities

Cash outflow used in investing activities totaled $7.1 million for the three months ended March 31, 2020, compared to $9.8 million of cash outflow used in investing activities for the three months ended March 31, 2019. The $2.7 million decrease was primarily attributable to a $7.9 million decrease in purchase of plant, property and equipment, which was offset in part by a $5.8 million net increase in hedge collateral.

Cash Flows from Financing Activities

Cash outflow used in financing activities totaled $1.2 million for the three months ended March 31, 2020, compared to $3.7 million of cash outflow used in financing activities for the three months ended March 31, 2019. The financing cash outflow for the three months ended March 31, 2020 was primarily attributable to a payment of $1.0 million for the repurchase of our common stock to satisfy tax withholding obligation in connection with the vesting of restricted stock units. The financing cash outflow for the three months ended March 31, 2019 was primarily attributable to a payment of $1.2 million for the repurchases of 2021 Notes and Exchangeable Notes in the first quarter of 2019 and a payment of $2.4 million for the repurchases of our common stock in January 2019 pursuant to our stock repurchase plan.

For additional cash flow information associated with our discontinued operation, please see “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Discontinued Operations and Assets Held for Sale” included elsewhere in this Report.

Capital Expenditures

We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the three months ended March 31, 2020, capital expenditures for plant, property and equipment were $3.4 million, a $7.9 million, or 70.1%, decrease from $11.2 million for the three months ended March 31, 2019. The decrease was mainly due to the timing of our equipment deployment. The capital expenditures for the three months ended March 31, 2020 and 2019 were related to meeting our customer demand, and supporting technology and facility improvement at our fabrication facilities.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2020:

	Payments Due by Period
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(In millions)
Exchangeable Notes(1)	$87.9	$2.1	$85.8	$—	$—	$—	$—
Senior notes(2)	246.5	7.4	239.1	—	—	—	—
Operating leases(3)	1.5	1.2	0.2	0.0	0.0	—	—
Finance leases(3)	0.3	0.1	0.1	0.1	0.1	—	—
Water Treatment Services(3)(4)	30.0	3.0	3.8	3.8	3.7	3.6	12.2
Others(5)	10.7	7.5	3.2	0.0	0.0	0.0	—

(1)

Interest payments as well as $83.7 million aggregate principal amount of the Exchangeable Notes outstanding as of March 31, 2020, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier exchanged at the price of approximately $8.26 per share of common stock.

(2)

Interest payments as well as $224.3 million aggregate principal amount of the 2021 Notes outstanding as of March 31, 2020, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.

(3)	Assumes constant currency exchange rate for Korean won to US dollars of 1,222.6:1, the exchange rate as of March 31, 2020.
(4)	Includes future payments for water treatment services for our fabrication facility in Gumi, Korea based on the contractual terms.
(5)	Includes license agreements, funding obligations for the accrued severance benefits and other contractual obligations.

The indentures relating to the Exchangeable Notes and the 2021 Notes contain covenants as detailed in “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Borrowings” in this Report. Those covenants are subject to a number of exceptions and qualifications. Certain of those restrictive covenants will terminate if the Exchangeable Notes or the 2021 Notes are rated investment grade at any time.

We lease office space and equipment under various operating lease agreements that expire through 2023.

We are a party to an arrangement for the water treatment facility in Gumi, Korea, which includes a 10-year service agreement.

Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of March 31, 2020, our accrued severance benefits totaled $48.8 million and cumulative contributions to these severance insurance deposit accounts amounted to $1.6 million. Our related cash payments for future contributions are $3.3 million for the remaining period of 2020, to the extent that our obligations are contractual, fixed and reasonably estimable.

We follow US GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.4 million as of March 31, 2020. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, or our 2019 Form 10-K, are critical due to the fact that they involve a high degree of judgment and estimates about the effects of matters that are inherently uncertain. We base these estimates and judgments on historical experience, knowledge of current conditions and other assumptions and information that we believe to be reasonable. Estimates and assumptions about future events and their effects cannot be determined with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

A description of our critical accounting policies that involve significant management judgement appears in our 2019 Form 10-K, under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no material changes in the matters for which we make accounting estimates in the preparation of our consolidated financial statements for the three months ended March 31, 2020, except for those related to discontinued operations as a result of changes in reporting that relate to the sale of the Foundry Services Group business and Fab 4.

Discontinued Operations. We review the presentation of the planned disposition of the Foundry Services Group business and Fab 4 based on the available information and events that have occurred. The review consists of evaluating whether the disposition meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the Foundry Services Group business and Fab 4 have met the criteria as assets held for sale. In order for a planned disposition to be classified as assets held for sale, the established criteria must be met as of the reporting date, including an active program to market the sale and the expected disposition of within one year.

The Foundry Services Group business and Fab 4 is presented as discontinued operations beginning in the first quarter 2020 since all the criteria described above are met. For a divestiture that qualifies as a discontinued operation, all comparative periods presented are reclassified in the consolidated balance sheet. Additionally, the results of operations of a discontinued operation are reclassified to income or loss from discontinued operations, net of tax, for all periods presented. See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 - Discontinued Operations and Assets Held for Sale” for additional information.

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

Foreign Currency Exposures

We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than US dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2020 for our Korean subsidiary, a 10% devaluation of the Korean won against the US dollar would have resulted in a decrease of $0.2 million in our US dollar financial instruments and cash balances.

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

Interest Rate Exposures

As of March 31, 2020, $83.74 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of March 31, 2020, $224.25 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market interest rate risk related to the Exchangeable Notes and the 2021 Notes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, as of March 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I: Item 3. Legal Proceedings” of our 2019 Form 10-K.

See also “Part I: Item 1A. Risk Factors” and Note 18 of our 2019 Form 10-K for additional information.

Item 1A.	Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2019 Form 10-K (including that the impact of the COVID-19 pandemic may also exacerbate the risks discussed therein), herein and other reports we have filed with the SEC. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC.

Our business, results of operations and financial condition and prospects may be materially and adversely affected by the recent COVID-19 pandemic.

COVID-19, a virus causing potentially deadly respiratory tract infections, which has spread rapidly and enveloped most of the world, is a global public health crisis. On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. Governments in affected countries are imposing travel bans, quarantines and other emergency public health measures. In response to the virus, national and local governments in numerous countries around the world have implemented substantial lockdown measures, and other countries and local governments may enact similar policies. Private sector companies are also taking precautionary measures, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, are likely to have an adverse impact on global economic conditions, which could materially adversely affect our future operations. Uncertainties regarding the economic impact of the COVID-19 outbreak are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The disruptions to our operations caused by the COVID-19 outbreak may result in inefficiencies, delays and additional costs in our research and development, sales and marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. Also, some suppliers of materials used in the production of our products may be located in areas that have been or will be more severely impacted by COVID-19, which could limit our ability to obtain sufficient materials for our products. In addition, the severe global economic disruption caused by COVID-19 may cause our customers and end-users of our products to suffer significant economic hardship, which could result in decreased demand for our products in the future and materially adversely affect our business, results of operations, financial condition (including liquidity) and prospects.

The impact of the COVID-19 pandemic continues to evolve and its duration and ultimate disruption on our customers, end-users, overall demand for our products, supply chain, and the related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business, results of operations and financial condition (including liquidity). Additionally, weaker economic conditions generally could result in impairment in value of our tangible or intangible assets, or our ability to raise additional capital, if needed.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Separation Agreement, dated as of March 26, 2020 among MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor Corporation and Jonathan W. Kim. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2020).

10.2	Business Transfer Agreement, dated as of March 31, 2020 among by and among Magnus Semiconductor, LLC, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2020)

31.1#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2#	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 11, 2020	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2020	By:	/s/ Theodore S. Kim
Theodore S. Kim
Chief Compliance Officer, Executive Vice President, General Counsel and Secretary (Principal Financial Officer)