Form 10-Q
period 2020-06-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2020-08-07
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).    ☐  Yes    ☒  No
As of July 31, 2020, the registrant had 35,160,216 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.

PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2020 and 2019	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II OTHER INFORMATION		54

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 6.	Exhibits	55

SIGNATURES		56

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$192,824	$151,657
Accounts receivable, net	48,548	47,447
Inventories, net	45,511	41,404
Other receivables	10,406	10,200
Prepaid expenses	8,598	9,003
Hedge collateral (Note 9)	11,740	9,820
Other current assets (Notes 10 and 18)	7,405	10,013
Current assets held for sale (Note 2)	205,086	99,821

Total current assets	530,118	379,365

Property, plant and equipment, net	69,110	73,068
Operating lease right-of-use assets	1,182	1,876
Intangible assets, net	2,590	2,769
Long-term prepaid expenses	2,936	5,757
Other non-current assets	9,212	9,059
Non-current assets held for sale (Note 2)	—	123,434

Total assets	$615,148	$595,328

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$42,366	$40,376
Other accounts payable	4,049	6,410
Accrued expenses (Note 8)	45,735	44,799
Operating lease liabilities	1,053	1,625
Current portion of long-term borrowings, net	82,706	—
Other current liabilities (Note 10)	5,481	3,583
Current liabilities held for sale (Note 2)	146,569	37,040

Total current liabilities	327,959	133,833

Long-term borrowings, net	223,242	304,743
Accrued severance benefits, net	49,927	51,181
Other non-current liabilities	7,845	9,671
Non-current liabilities held for sale (Note 2)	—	110,881

Total liabilities	608,973	610,309

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 44,248,706 shares issued and 35,143,033 outstanding at June 30, 2020 and 43,851,991 shares issued and 34,800,312 outstanding at December 31, 2019	443	439
Additional paid-in capital	155,591	152,404
Accumulated deficit	(52,709)	(58,131)
Treasury stock, 9,105,673 shares at June 30, 2020 and 9,051,679 shares at December 31, 2019, respectively	(107,649)	(107,033)
Accumulated other comprehensive income (loss)	10,499	(2,660)

Total stockholders’ equity (deficit)	6,175	(14,981)

Total liabilities and stockholders’ equity	$615,148	$595,328

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands of US dollars, except share data)
Revenues:
Net sales – standard products business	$108,955	$132,006	$219,691	$232,270
Net sales – transitional Fab 3 foundry services	9,873	8,879	19,610	15,882

Total revenues	118,828	140,885	239,301	248,152
Cost of sales:
Cost of sales – standard products business	76,817	100,384	158,423	181,625
Cost of sales – transitional Fab 3 foundry services	9,873	8,879	19,610	15,882

Total cost of sales	86,690	109,263	178,033	197,507

Gross profit	32,138	31,622	61,268	50,645
Operating expenses:
Selling, general and administrative expenses	12,408	11,095	24,510	23,131
Research and development expenses	11,108	11,772	21,617	23,816
Other charges	—	—	554	—

Total operating expenses	23,516	22,867	46,681	46,947

Operating income:	8,622	8,755	14,587	3,698

Interest expense	(5,430)	(5,439)	(11,037)	(11,076)
Foreign currency gain (loss), net	8,469	(11,571)	(22,502)	(22,181)
Loss on early extinguishment of long-term borrowings, net	—	—	—	(42)
Other income, net	791	551	1,629	1,138

Income (loss) from continuing operations before income tax expense	12,452	(7,704)	(17,323)	(28,463)
Income tax expense	678	786	1,981	1,582

Income (loss) from continuing operations	11,774	(8,490)	(19,304)	(30,045)
Income (loss) from discontinued operations, net of tax	17,397	(1,030)	24,726	(13,600)

Net income (loss)	$29,171	$(9,520)	$5,422	$(43,645)

Basic earnings (loss) per common share—
Continuing operations	$0.34	$(0.25)	$(0.55)	$(0.88)
Discontinued operations	0.50	(0.03)	0.71	(0.40)

Total	$0.84	$(0.28)	$0.16	$(1.28)

Diluted earnings (loss) per common share—
Continuing operations	$0.28	$(0.25)	$(0.55)	$(0.88)
Discontinued operations	0.37	(0.03)	0.71	(0.40)

Total	$0.65	$(0.28)	$0.16	$(1.28)

Weighted average number of shares—
Basic	35,092,312	34,245,127	34,992,734	34,220,141
Diluted	46,474,237	34,245,127	34,992,734	34,220,141
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands of US dollars)
Net income (loss)	$29,171	$(9,520)	$5,422	$(43,645)

Other comprehensive income (loss)
Foreign currency translation adjustments	(6,543)	7,680	15,708	14,984
Derivative adjustments
Fair valuation of derivatives	2,204	(2,499)	(2,800)	(2,900)
Reclassification adjustment for loss on derivatives included in net income (loss)	193	1,864	251	1,953

Total other comprehensive income (loss)	(4,146)	7,045	13,159	14,037

Total comprehensive income (loss)	$25,025	$(2,475)	$18,581	$(29,608)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
(In thousands of US dollars, except share data)	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Total
Three Months Ended June 30, 2020:
Balance at March 31, 2020	35,054,682	$442	$153,286	$(81,880)	$(107,649)	$14,645	$(21,156)
Stock-based compensation	—	—	1,643	—	—	—	1,643
Exercise of stock options	88,351	1	662	—	—	—	663
Other comprehensive loss, net	—	—	—	—	—	(4,146)	(4,146)
Net income	—	—	—	29,171	—	—	29,171

Balance at June 30, 2020	35,143,033	$443	$155,591	$(52,709)	$(107,649)	$10,499	$6,175

Three Months Ended June 30, 2019:
Balance at March 31, 2019	34,223,502	$433	$143,315	$(70,430)	$(106,511)	$(13,118)	$(46,311)
Stock-based compensation	—	—	772	—	—	—	772
Exercise of stock options	15,934	0	101	—	—	—	101
Settlement of restricted stock units	1,040	0	(0)	—	—	—	—
Acquisition of treasury stock	(295)	—	—	—	(3)	—	(3)
Other comprehensive income, net	—	—	—	—	—	7,045	7,045
Net loss	—	—	—	(9,520)	—	—	(9,520)

Balance at June 30, 2019	34,240,181	$433	$144,188	$(79,950)	$(106,514)	$(6,073)	$(47,916)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
(In thousands of US dollars, except share data)	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Total
Six Months Ended June 30, 2020:
Balance at December 31, 2019	34,800,312	$439	$152,404	$(58,131)	$(107,033)	$(2,660)	$(14,981)
Stock-based compensation	—	—	2,528	—	—	—	2,528
Exercise of stock options	88,351	1	662	—	—	—	663
Settlement of restricted stock units	308,364	3	(3)	—	—	—	—
Acquisition of treasury stock	(53,994)	—	—	—	(616)	—	(616)
Other comprehensive income, net	—	—	—	—	—	13,159	13,159
Net income	—	—	—	5,422	—	—	5,422

Balance at June 30, 2020	35,143,033	$443	$155,591	$(52,709)	$(107,649)	$10,499	$6,175

Six Months Ended June 30, 2019:
Balance at December 31, 2018	34,441,232	$431	$142,600	$(36,305)	$(103,926)	$(20,110)	$(17,310)
Stock-based compensation	—	—	1,441	—	—	—	1,441
Exercise of stock options	24,558	0	149	—	—	—	149
Settlement of restricted stock units	168,493	2	(2)	—	—	—	—
Acquisition of treasury stock	(394,102)	—	—	—	(2,588)	—	(2,588)
Other comprehensive income, net	—	—	—	—	—	14,037	14,037
Net loss	—	—	—	(43,645)	—	—	(43,645)

Balance at June 30, 2019	34,240,181	$433	$144,188	$(79,950)	$(106,514)	$(6,073)	$(47,916)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
	(In thousands of US dollars)
Cash flows from operating activities
Net income (loss)	$5,422	$(43,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	10,479	16,505
Provision for severance benefits	10,179	6,406
Amortization of debt issuance costs and original issue discount	1,205	1,134
Loss on foreign currency, net	26,397	24,609
Restructuring and other charges	141	732
Provision for inventory reserves	2,033	8,940
Stock-based compensation	2,528	1,441
Loss on early extinguishment of long-term borrowings, net	—	42
Other	(111)	(494)
Changes in operating assets and liabilities
Accounts receivable, net	(438)	(20,974)
Unbilled accounts receivable, net	10,933	6,201
Inventories	(14,060)	(7,351)
Other receivables	67	(2,969)
Other current assets	4,747	5,929
Accounts payable	4,947	32,137
Other accounts payable	(5,898)	(3,960)
Accrued expenses	161	2,880
Other current liabilities	1,220	(7,491)
Other non-current liabilities	1,238	1,716
Payment of severance benefits	(4,272)	(4,579)
Other	147	(54)

Net cash provided by operating activities	57,065	17,155

Cash flows from investing activities
Proceeds from settlement of hedge collateral	5,855	4,627
Payment of hedge collateral	(7,841)	(8,395)
Purchase of property, plant and equipment	(8,842)	(15,000)
Payment for intellectual property registration	(473)	(642)
Collection of guarantee deposits	47	388
Payment of guarantee deposits	(571)	(1,330)
Other	21	193

Net cash used in investing activities	(11,804)	(20,159)

Cash flows from financing activities
Repurchase of long-term borrowings	—	(1,175)
Proceeds from exercise of stock options	663	149
Acquisition of treasury stock	(1,021)	(2,588)
Repayment of financing related to water treatment facility arrangement	(267)	(281)
Repayment of principal portion of finance lease liabilities	(119)	(118)

Net cash used in financing activities	(744)	(4,013)

Effect of exchange rates on cash and cash equivalents	(3,350)	(1,668)

Net increase (decrease) in cash and cash equivalents	41,167	(8,685)

Cash and cash equivalents
Beginning of the period	151,657	132,438

End of the period	$192,824	$123,753

Supplemental cash flow information
Cash paid for interest	$9,522	$9,549

Cash paid for income taxes	$1,889	$1,881

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$602	$687

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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by US GAAP for complete financial statements, except for the changes below. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for a full year or for any other periods.
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
There have been no material changes to the Company’s significant accounting policies as of and for the three and six months ended June 30, 2020, except for those related to discontinued operations and assets held for sale as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.

Discontinued Operations and Assets Held for Sale
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) 205, “Presentation of Financial Statements” (“ASC 205”) and ASC 360, “Property, Plant and Equipment” (“ASC 360”). Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less costs to sell
,
and depreciation
 and amortization

ceases on the date that the held for sale criteria are met. If the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized. Assets and liabilities related to discontinued operations classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. The results of discontinued operations are reported in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the current and prior periods commencing in the period in which the business meets the criteria.
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

2. Discontinued Operations and Assets Held for Sale
On March 30, 2020, the Company entered into the BTA for the sale of its Foundry Services Group business and Fab 4. Following the consummation of the sale, and for up to three years, the Company is expected to provide the Transitional Fab 3 Foundry Services. For the periods prior to the closing of the sale, revenue from providing the Transitional Fab 3 Foundry Services to the Foundry Services Group is recorded at cost on both of the continuing and discontinued businesses. The sale is expected to close in the third quarter of
2020, subject to customary closing conditions.
The following table summarizes the results from discontinued operations, net of tax, for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands of US dollars, except share data)
Revenues:
Net sales – Foundry Services Group	$95,779	$73,139	$182,058	$130,255
Net sales – transitional Fab 3 foundry services	(9,873)	(8,879)	(19,610)	(15,882)

Total revenues	85,906	64,260	162,448	114,373
Cost of sales:
Cost of sales – Foundry Services Group	64,869	60,921	130,452	114,359
Cost of sales – transitional Fab 3 foundry services	(9,873)	(8,879)	(19,610)	(15,882)

Total cost of sales	54,996	52,042	110,842	98,477

Gross profit	30,910	12,218	51,606	15,896
Operating expenses:
Selling, general and administrative expenses	4,992	5,880	10,636	11,914
Research and development expenses	6,915	7,217	14,318	15,191
Restructuring and other charges	589	1,130	2,704	4,024

Total operating expenses	12,496	14,227	27,658	31,129

Operating income (loss) from discontinued operations	18,414	(2,009)	23,948	(15,233)

Foreign currency gain (loss), net	(23)	1,140	2,074	1,753
Others, net	(59)	(135)	48	(49)

Income (loss) from discontinued operations before income tax expense	18,332	(1,004)	26,070	(13,529)
Income tax expense	935	26	1,344	71

Income (loss) from discontinued operations, net of tax	17,397	(1,030)	24,726	(13,600)

For the three months ended June 30, 2020 and 2019, the Company recorded $589 thousand and $1,130 thousand
, respectively,
and for the six months ended June 30, 2020 and 2019, the Company recorded $2,704 thousand and $1,873 thousand, respectively, in professional fees incurred in connection with the Foundry Services Group business and Fab 4, and recorded such costs as restructuring and other charges in the above. For the six months ended June 30, 2019, the Company also recorded in the same line a $2,151 thousand restructuring-related charge to its fab employees.

The following table provides a reconciliation of the aggregate carrying amounts of major classes of assets and liabilities relating to the Foundry Services Group business and Fab 4, which are included in assets and liabilities held for sale in the accompanying consolidated balance sheets for each of the periods presented:

	June 30, 2020	December 31, 2019
	(In thousands of US dollars)
Assets
Current assets
Accounts receivable, net	$42,789	$48,194
Unbilled accounts receivable	5,936	16,463
Inventories, net	36,602	31,863
Other current assets	2,933	3,301
Other assets of the disposal group classified as held for sale	683	—

Total current assets held for sale	$88,943	$99,821

Property, plant and equipment, net	103,887	109,506
Intangible assets, net	1,350	1,245
Other non-current assets	10,906	12,683

Total assets held for sale	$205,086	$223,255

Liabilities
Current liabilities
Accounts payable	$21,530	$20,503
Other current liabilities	14,266	16,537

Total current liabilities held for sale	$35,796	$37,040

Accrued severance benefits, net	97,485	95,547
Other non-current liabilities	13,288	15,334

Total liabilities held for sale	$146,569	$147,921

As of June 30, 2020, all assets and liabilities held for sale are classified as current on the consolidated balance sheets based on the anticipated date of disposal of the Foundry Services Group business and Fab 4.
The following table provides supplemental cash flows information related to discontinued operations:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(In thousands of US dollars)
Significant non-cash operating activities:
Depreciation and amortization	$5,365	$11,403
Provision for severance benefits	6,405	3,763
Stock-based compensation	263	210
Investing activities:
Capital expenditures	$(4,415)	$(8,262)

3. Sales of Accounts Receivable and Receivable Discount Program
The Company has entered into an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. There was no sale of these accounts receivable for the six months ended June 30, 2020. For the six months ended June 30, 2019, the proceeds from the sales of these accounts receivable totaled $13,637 thousand and these sales resulted in pre-tax
losses of $42 thousand, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.
The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.
4. Inventories
Inventories as of June 30, 2020 and December 31, 2019 consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$11,252	$10,087
Semi-finished goods and work-in-process	32,196	28,815
Raw materials	6,627	8,449
Materials in-transit	743	—
Less: inventory reserve	(5,307)	(5,947)

Inventories, net	$45,511	$41,404

Changes in inventory reserve for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2020		June 30, 2019
Beginning balance	$(4,807)	$(5,947)	$(8,690)	$(4,845)
Change in reserve
Inventory reserve charged to costs of sales	(1,794)	(3,069)	(4,374)	(9,447)
Sale of previously reserved inventory	747	1,653	490	966

	(1,047)	(1,416)	(3,884)	(8,481)
Write off	642	1,141	624	1,216
Translation adjustments	(95)	221	168	328
Reclassified to assets held for sale	—	694	—	—

Ending balance	$(5,307)	$(5,307)	$(11,782)	$(11,782)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

5. Property, Plant and Equipment
Property, plant and equipment as of June 30, 2020 and December 31, 2019 are comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Buildings and related structures	$21,938	$22,502
Machinery and equipment	87,505	89,453
Finance lease right-of-use assets	312	323
Others	23,360	22,242

	133,115	134,520
Less: accumulated depreciation	(77,747)	(75,704)
Land	13,742	14,252

Property, plant and equipment, net	$69,110	$73,068

Aggregate depreciation expenses totaled $4,794 thousand and $4,815 thousand for the six months ended June 30, 2020 and 2019, respectively.
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
6. Intangible Assets
Intangible assets as of June 30, 2020 and December 31, 2019 are comprised of the following (in thousands):

	June 30, 2020
	Gross amount	Accumulated amortization	Net amount
Technology	$6,340	$(6,340)	$—
Customer relationships	9,816	(9,816)	—
Intellectual property assets	8,555	(5,965)	2,590

Intangible assets, net	$24,711	$(22,121)	$2,590

	December 31, 2019
	Gross amount	Accumulated amortization	Net amount
Technology	$6,575	$(6,575)	$—
Customer relationships	10,180	(10,180)	—
Intellectual property assets	8,637	(5,868)	2,769

Intangible assets, net	$25,392	$(22,623)	$2,769

Aggregate amortization expenses for intangible assets totaled $320 thousand and $287 thousand for the six months ended June 30, 2020 and 2019, respectively.

7. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 4 years.
The tables below present financial information related to the Company’s leases.
The Company adopted the new lease accounting standard as of January 1, 2019, using the modified retrospective transition method. The tables below present financial information related to the Company’s leases
Supplemental balance sheets information related to leases as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

Leases	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease	Operating lease right-of-use assets	$1,182	$1,876
Finance lease	Property, plant and equipment, net	218	258

Total lease assets		$1,400	$2,134

Liabilities
Current
Operating	Operating lease liabilities	$1,053	$1,625
Finance	Other current liabilities	60	60
Non-current
Operating	Other non-current liabilities	129	251
Finance	Other non-current liabilities	170	208

Total lease liabilities		$1,412	$2,144

The following table presents the weighted average remaining lease term and discount rate:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	1.0 years	1.1 years
Finance leases	3.5 years	4.0 years
Weighted average discount rate
Operating leases	7.01%	7.19%
Finance leases	7.75%	7.75%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$461	$501	$929	$1,026
Finance lease cost
Amortization of right-of-use assets	15	16	31	33
Interest on lease liabilities	4	6	9	12

Total lease cost	$480	$523	$969	$1,071

The above table does not include an immaterial cost of short-term leases for the three and six months ended June 30, 2020 and 2019.

Other lease information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$461	$501	$929	$1,026
Operating cash flows from finance leases	4	6	9	12
Financing cash flows from finance leases	14	14	28	28
The aggregate future lease payments for operating and finance leases as of June 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2020	$820	$37
2021	335	75
2022	58	75
2023	14	75
Thereafter	—	—

Total future lease payments	1,227	262
Less: Imputed interest	(45)	(32)

Present value of future payments	$1,182	$230

8. Accrued Expenses
Accrued expenses as of June 30, 2020 and December 31, 2019 are comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Payroll, benefits and related taxes, excluding severance benefits	$10,165	$8,493
Withholding tax attributable to intercompany interest income	24,457	23,371
Interest on senior notes	8,205	8,205
Outside service fees	922	1,996
Others	1,986	2,734

Accrued expenses	$45,735	$44,799

9. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on US dollar denominated revenues.
Details of derivative contracts as of June 30, 2020 are as follows (in thousands):

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
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

Derivatives designated as hedging instruments:		June 30, 2020	December 31, 2019
Asset Derivatives:
Zero cost collars	Other current assets	$—	$1,456
Liability Derivatives:
Zero cost collars	Other current liabilities	$1,188	$—
Offsetting of derivative liabilities as of June 30, 2020 is as follows (in thousands):

As of June 30, 2020	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheets	Net amounts of liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Liability Derivatives:
Zero cost collars	$1,188	$—	$1,188	$—	$(1,190)	$(2)
Offsetting of derivative assets as of December 31, 2019 is as follows (in thousands):

As of December 31, 2019	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$1,456	$—	$1,456	$—	$1,070	$2,526
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

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2020 and 2019 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations (Effective Portion)			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019		2020	2019		2020	2019
Zero cost collars	$2,204	$(1,136)	Net sales	$(193)	$(203)	Other income, net	$55	$(11)
Forwards	$—	$(1,363)	Net sales	$—	$(1,661)	Other income, net	$—	$(69)

	$2,204	$(2,499)		$(193)	$(1,864)		$55	$(80)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2020 and 2019 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations (Effective Portion)			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019		2020	2019
Zero cost collars	$(2,800)	$(1,102)	Net sales	$(251)	$(203)	Other income, net	$172	$(11)
Forwards	$—	$(1,798)	Net sales	$—	$(1,750)	Other income, net	$—	$(125)

	$(2,800)	$(2,900)		$(251)	$(1,953)		$172	$(136)

As of June 30, 2020, the amount expected to be reclassified from accumulated other comprehensive income into loss within the next twelve months is $1,004 thousand.
The Company set aside $10,550 thousand and $8,750 thousand of cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and Deutsche Bank AG, Seoul Branch (“DB”), as required for the zero cost collar contracts outstanding as of June 30, 2020 and December 31, 2019, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.
The Company is required to deposit additional cash collateral with NFIK and DB for any exposure in excess of $500 thousand, and $1,190 thousand and $1,070 thousand of additional cash collateral were required and recorded as hedge collateral on the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.
These

forward and zero
cost collar contracts may be terminated by the counterparty in a number of circumstances, including if the Company’s borrowing rating falls below
B-/B3
or if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained from the counterparty.

10. Fair Value Measurements
Fair Value of Financial Instruments
As of June 30, 2020, the following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value June 30, 2020	Fair Value Measurement June 30, 2020	Quoted Prices in Active Markets for Identical liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities (other current liabilities)	$1,188	$1,188	—	$1,188	—
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
Fair Value of Borrowings

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of US dollars)
Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$82,706	$103,838	$81,959	$116,078
6.625% Senior Notes due July 2021 (Level 2)	$223,242	$218,644	$222,784	$224,250
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

Fair Values Measured on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of June 30, 2020 and 2019, the Company did not have any assets or liabilities measured at fair value on a non-recurring
basis.
11. Borrowings
Borrowings as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019
5.0% Exchangeable Senior Notes due March 2021	$83,740	$83,740
6.625% Senior Notes due July 2021	224,250	224,250
Less: unamortized discount and debt issuance costs	(2,042)	(3,247)

Total borrowings, net	305,948	304,743
Less: current portion of long-term borrowings, net	(82,706)	—

Long-term borrowings, net	$223,242	$304,743

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
The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three and six months ended June 30, 2020 were $1,425 thousand and $2,841 thousand, respectively. Interest expense related to the Exchangeable Notes for the three and six months ended June 30, 2019 were $1,394 thousand and $2,802 thousand, respectively.
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
The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expense related to the 2021 Notes for the three and six months ended June 30, 2020 were $3,944 thousand and $7,887 thousand, respectively. Interest expenses related to the 2021 Notes for the three and six months ended June 30, 2019 were $3,929 thousand and $7,859 thousand, respectively.
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

12. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2020, 98% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2020		June 30, 2019
Beginning balance	$50,610	$53,344	$54,553	$55,691
Provisions	1,755	3,774	1,329	2,643
Severance payments	(1,502)	(3,454)	(1,799)	(3,295)
Translation adjustments	922	(1,879)	(881)	(1,837)

	51,785	51,785	53,202	53,202
Less: Cumulative contributions to severance insurance deposit accounts	(1,570)	(1,570)	(1,099)	(1,099)
The National Pension Fund	(73)	(73)	(84)	(84)
Group severance insurance plan	(215)	(215)	(236)	(236)

Accrued severance benefits, net	$49,927	$49,927	$51,783	$51,783

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2020	$379
2021	401
2022	741
2023	596
2024	1,178
2025	2,104
2026 – 2030	19,482
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

13. Foreign Currency Gain (Loss), Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in US dollars and are affected by changes in the exchange rate between the Korean won and the US dollar. As of June 30, 2020 and December 31, 2019, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $690,708 thousand and $686,485 thousand, respectively. The Korean won to US dollar exchange rates were
1,200.7:1
 and
 1,157.8:1 using the first base rate as of June 30, 2020 and December 31, 2019, respectively, as quoted by the KEB Hana Bank.
14
.
Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the US and in various other jurisdictions. The Company is subject to income- or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
Income
from continuing operations before income tax expense for the three months ended June 30, 2020 was $12,452 thousand and  loss from continuing operations before income tax expense for the three months ended June 30, 2019 was $7,704 thousand. For the three months ended June
 30
, 2020 and 2019, the Company recorded an income tax expense on continuing operations
of $678 thousand and $786 thousand, respectively, primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for the Company’s Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 60% in 2019 and 2020.
L
oss from continuing operations before income tax expense for the six months ended June 30, 2020 and 2019 were $17,323 thousand and $28,463 thousand, respectively. For the six months ended June
 30
, 2020 and 2019, the Company recorded income tax expense on continuing of $1,981 thousand and $1,582 thousand, respectively, primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for the Company’s Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 60% in 2019 and 2020.
In July 2020, the U.S. Treasury Department issued final tax regulations related to the foreign-derived intangible income and global intangible low-taxed income (GILTI) provisions, which permits a taxpayer to elect to exclude income subject to a high effective rate of foreign tax from its GILTI inclusion. The Company is currently assessing the potential impact of the final regulations to the Company’s consolidated financial statements.

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
The following sets forth information relating to the single continuing operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues
Standard products business
Display Solutions	$69,176	$84,261	$146,769	$142,491
Power Solutions	39,779	47,745	72,922	89,779

Total standard products business	108,955	132,006	219,691	232,270
Transitional Fab 3 foundry services	9,873	8,879	19,610	15,882

Total revenues	$118,828	$140,885	$239,301	$248,152

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Gross Profit
Standard products business	$32,138	$31,622	$61,268	$50,645
Transitional Fab 3 foundry services	—	—	—	—

Total gross profit	$32,138	$31,622	$61,268	$50,645

The following is a summary of net sales – standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Korea	$21,957	$36,559	$52,774	$71,205
Asia Pacific (other than Korea)	84,210	93,657	161,752	157,404
U.S.A.	1,461	656	2,170	1,118
Europe	856	881	1,827	2,014
Others	471	253	1,168	529

Total	$108,955	$132,006	$219,691	$232,270

For the three months ended June 30, 2020 and 2019, of the Company’s net sales – standard products business in Asia Pacific (other than Korea
),
net sales – standard products business in Greater China (China, Hong Kong and Macau)

represented
82.8
% and
96.9
%, respectively.
For the six months ended June 30, 2020 and 2019, of the Company’s net sales – standard products business in Asia Pacific (other than Korea)
,
 net sales – standard products business in Greater China (China, Hong Kong and Macau) represented 88.8% and 95.8%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 88% and 91% for the three months ended June 30, 2020 and 2019, respectively, and 89% for each of
the six months ended June 30, 2020 and 2019
.
For the three months ended June 30, 2020, the Company had one customer that represented 56.5% of its net sales – standard products business, and for the six months ended June 30, 2020, the Company had two customers that represented 54.7% and 10.7% of its net sales – standard products business.
For the three months ended June 30, 2019, the Company had one customer that represented 54.8% of its net sales – standard products business, and for the six months ended June 30, 2019, the Company had one customer that represented 50.6% of its net sales – standard products business.
As of June 30, 2020 and December 31, 2019, one customer accounted for 48.6% and 43.1% of accounts receivable, net, respectively.
96% of the Company’s property, plant and equipment from continuing operations are located in Korea as of June 30, 2020.
16. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020	December 31, 2019
Foreign currency translation adjustments	$11,503	$(4,205)
Derivative adjustments	(1,004)	1,545

Total	$10,499	$(2,660)

Changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2020 and 2019 are as follows (in thousands):

Three Months Ended June 30, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$18,046	$(3,401)	$14,645

Other comprehensive income (loss) before reclassifications	(6,543)	2,204	(4,339)
Amounts reclassified from accumulated other comprehensive loss	—	193	193

Net current-period other comprehensive income (loss)	(6,543)	2,397	(4,146)

Ending balance	$11,503	$(1,004)	$10,499

Three Months Ended June 30, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(12,757)	$(361)	$(13,118)

Other comprehensive income (loss) before reclassifications	7,680	(2,499)	5,181
Amounts reclassified from accumulated other comprehensive loss	—	1,864	1,864

Net current-period other comprehensive income (loss)	7,680	(635)	7,045

Three Months Ended June 30, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Ending balance	$(5,077)	$(996)	$(6,073)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2020 and 2019 are as follows (in thousands):

Six Months Ended June 30, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(4,205)	$1,545	$(2,660)

Other comprehensive income (loss) before reclassifications	15,708	(2,800)	12,908
Amounts reclassified from accumulated other comprehensive loss	—	251	251

Net current-period other comprehensive income (loss)	15,708	(2,549)	13,159

Ending balance	$11,503	$(1,004)	$10,499

Six Months Ended June 30, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,061)	$(49)	$(20,110)

Other comprehensive income (loss) before reclassifications	14,984	(2,900)	12,084
Amounts reclassified from accumulated other comprehensive loss	—	1,953	1,953

Net current-period other comprehensive income (loss)	14,984	(947)	14,037

Ending balance	$(5,077)	$(996)	$(6,073)

There was no income tax impact related to changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

17. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands of US dollars, except share data)
Basic earnings (loss) per share
Income (loss) from continuing operations	$11,774	$(8,490)	$(19,304)	$(30,045)
Income (loss) from discontinued operations, net of tax	17,397	(1,030)	24,726	(13,600)

Net income (loss)	$29,171	$(9,520)	$5,422	$(43,645)

Basic weighted average common stock outstanding	35,092,312	34,245,127	34,992,734	34,220,141
Basic earnings (loss) per common share
Continuing operations	$0.34	$(0.25)	$(0.55)	$(0.88)
Discontinued operations	0.50	(0.03)	0.71	(0.40)

Total	$0.84	$(0.28)	$0.16	$(1.28)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$11,774	$(8,490)	$(19,304)	$(30,045)
Add back: Interest expense on Exchangeable Notes	1,425	—	—	—

Income (loss) from continuing operations allocated to common stockholders	$13,199	$(8,490)	$(19,304)	$(30,045)
Income (loss) from discontinued operations, net of tax	17,397	(1,030)	24,726	(13,600)
Net income (loss) allocated to common stockholders	$30,596	$(9,520)	$5,422	$(43,645)

Basic weighted average common stock outstanding	35,092,312	34,245,127	34,992,734	34,220,141
Net effect of dilutive equity awards	1,237,770	—	—	—
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	10,144,155	—	—	—

Diluted weighted average common stock outstanding	46,474,237	34,245,127	34,992,734	34,220,141
Continuing operations	$0.28	$(0.25)	$(0.55)	$(0.88)
Discontinued operations	0.37	(0.03)	0.71	(0.40)

Total	$0.65	$(0.28)	$0.16	$(1.28)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Options	699,167	2,611,832	2,075,494	2,611,832
Restricted Stock Units	—	501,490	1,238,639	501,490
The numbers of shares of potential common stock from the assumed conversion of Exchangeable Notes that were excluded from the computation of diluted loss per share as the anti-dilutive effects were
10,144,155

for each of the six months ended June 30, 2020 and three months ended June 30, 2019 and

10,163,242

for the six months ended June 30, 2019.
18. Commitments and Contingencies
Long-term Purchase Agreements and Advances to Suppliers
The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequacy supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of June 30, 2020 and December 31, 2019, respectively.

The Company, from time to time, may make advances in form of prepayments or deposits to suppliers to procure materials to meet its planned production. The Company recorded advances of $5,419 thousand and $6,593 thousand as other current assets as of June 30, 2020 and December 31, 2019, respectively.
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
While the Company experienced some minor disruption in its Power Solutions business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of
COVID-19,
to date its external Display Solutions business contractors and sub-contractors
have not been materially impacted by the outbreak. Nevertheless, while the future impact on the Company’s business from the
COVID-19
pandemic is currently difficult to assess, the significant global macro-economic disruption will adversely affect customer demand for some of its products in the near term. The Company is, however, unable to accurately predict the full impact
COVID-19
will have on its future results of operations due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, a potential future recurrence of the outbreak, further containment actions that may be taken by governmental authorities, the impact to the businesses of its customers and suppliers, and other factors.
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
19. Subsequent Events
Derivative contracts
In July 2020, the Company and NFIK entered into derivative contracts of zero cost collars for the period from January 2021 to June 2021. The total notional amounts are $30,000 thousand.
A power outage
On July 20, 2020, the Company’s Fab 3 facility in Gumi, South Korea experienced a temporary power outage for approximately 9 hours and 15 minutes. The accident caused certain damage to the Company’s work in process wafers with an estimated total cost of up to approximately $2.3 million. Management is currently evaluating potential insurance and other claims that the Company may have for the above loss and damages.

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
On March 30, 2020, we entered into the BTA for the sale of our Foundry Services Group business and Fab 4. The planned divestiture of the Foundry Services Group business and Fab 4 will allow us to strategically shift our operational focus to our standard products business. As a result, the results of the Foundry Services Group were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Accordingly, commencing in the first quarter of 2020, we have one reportable segment: our standard products business, together with transitional foundry services associated with our fabrication facility located in Gumi, Korea, known as Fab 3, that we expect to perform for the Buyer for up to three years (the “Transitional Fab 3 Foundry Services”). The Transitional Fab 3 Foundry Services revenue is accounted for at cost prior to the closing of the sale of the Foundry Services Group business and Fab 4.
Our standard products business includes our Display Solutions and Power Solutions business lines.
Our Display Solutions products provide display solutions to major panel display suppliers of large and mobile rigid and flexible displays for home appliances, mobile communications, monitors, notebooks and automotive applications. Our Display Solutions products include source, gate drivers, timing controllers, and one-chip
integrated solutions for LCD (Liquid Crystal Display) and OLED panel displays used in televisions, public displays, monitors, notebooks, mobile communications and automotive applications. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicon (LTPS), as well as high-volume display technologies such as thin film transistors (TFT). Since 2007, we have designed and manufactured OLED display driver IC products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry.
Our Power Solutions business line produces power management semiconductor products including discrete and integrated circuit solutions for power management in consumer, communications, computing, industrial and automotive applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs),
AC-DC
converters,
DC-DC
converters, LED drivers, switching regulators, linear regulators, interface ICs and power management ICs (PMICs) for a range of devices, including televisions, smartphones, desktop PCs, notebooks, tablets, servers, telecommunication power, home appliances, industrial applications such as unit power suppliers, LED lighting, personal mobility, motor drives, battery management systems (BMS) and automotive electronics.
Our wide variety of analog and mixed-signal semiconductor products combined with our mature technology platform allow us to address multiple high-growth end markets and rapidly develop and introduce new products and services in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers.
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
Net sales for our standard products business are driven by design wins in which we are selected by an electronics original equipment manufacturer (OEM) or other potential customer to supply its demand for a particular product. A customer will often have more than one supplier designed in to multi-source components for a particular product line. Once we have design wins and the products enter into mass production, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market
demand for the goods in which our products are used, the inventory levels maintained by our customers and, in some cases, allocation of demand for components for a particular product among selected qualified suppliers.
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
Since 2007, we have designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to an external
12-inch
foundry starting in the second half of 2015. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of advanced OLED products to external
12-inch
foundries, we are able to dynamically adapt to the changing customer requirements and address growing markets without substantial capital investments by us. Both at the internal
8-inch
manufacturing facilities and external
12-inch
foundries, we apply our unique OLED process patents as well as other intellectual property, proprietary process design kits and custom design-flow methodologies.
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

Recent Developments
Power Outage
On July 20, 2020, our Fab 3 facility in Gumi, South Korea experienced a temporary power outage for approximately 9 hours and 15 minutes. The accident caused certain damage to our work in process wafers with an estimated total cost of up to approximately $2.3 million. Management is currently evaluating potential insurance and other claims that we may have for the above loss and damages
Business Transfer Agreement
On March 30, 2020, we entered into the BTA for the sale of our Foundry Services Group business and Fab 4 to the Buyer. Under the terms and subject to the conditions set forth in the BTA, the Buyer agreed to acquire certain assets and assume certain liabilities related to the Foundry Services Group business and Fab 4 for a purchase price equal to the KRW equivalent of $344.7 million in cash, subject to a working capital adjustment as described in the BTA. Subject to the terms of the BTA, all employees of the Foundry Services Group business and Fab 4 will be transferred to the Buyer effective as of the closing date, unless any employee formally objects to the transfer. The Buyer will assume all severance liabilities relating to the transferred employees. For a summary of the key terms and conditions of the BTA, please see our Current Report on Form
8-K
filed on March 31, 2020 and the BTA filed as Exhibit 10.1 thereto.
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
While we experienced some minor disruption in our Power Solutions business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of
COVID-19,
to date our external Display Solutions business contractors and sub-contractors
have not been materially impacted by the outbreak. Nevertheless, while the future impact on our business from the
COVID-19
pandemic is currently difficult to assess, the significant global macro-economic disruption will adversely affect customer demand for some of our products in the near term. We are, however, unable to accurately predict the full impact
COVID-19
will have on our future results of operations due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, a potential future recurrence of the outbreak, further containment actions that may be taken by governmental authorities, the impact to the businesses of our customers and suppliers, and other factors.
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
Repurchase of Long-Term Borrowings
In January and February 2019, we repurchased a principal amount of $0.3 million and $0.9 million of the 2021 Notes and the Exchangeable Notes, respectively. As a result, we recorded a $0.04 million net loss as early extinguishment loss on our consolidated statements of operations for the six months ended June 30, 2019.

Explanation and Reconciliation of
Non-US GAAP
Measures
Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (Loss)
We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (Loss) (including on a per share basis) in our report. Adjusted EBITDA, as we define it, is a non-US GAAP
measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) loss on early extinguishment of long-term borrowings, net and (v) others. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expense, and depreciation and amortization.
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
We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. A reconciliation of net income (loss) to Adjusted EBITDA from continuing operations is as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Income (loss) from continuing operations	$11.8	$(19.3)	$(8.5)	$(30.0)
Interest expense, net	4.7	9.7	4.9	9.9
Income tax expenses	0.7	2.0	0.8	1.6
Depreciation and amortization	2.5	5.1	2.6	5.1
EBITDA	$19.7	$(2.5)	$(0.3)	$(13.4)
Adjustments:
Equity-based compensation expense(a)	1.5	2.3	0.7	1.2
Foreign currency loss (gain), net(b)	(8.5)	22.5	11.6	22.2
Derivative valuation loss (gain), net(c)	(0.1)	(0.2)	0.1	0.1
Loss on early extinguishment of long-term borrowings, net(d)	—	—	—	0.0
Others(e)	—	0.6	—	0.6

Adjusted EBITDA	$12.7	$22.6	$12.0	$10.7

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

(b)
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

(d)	This adjustment eliminates $0.04 million in expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.
(e)
For the six months ended June 30, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. For the six months ended June 30, 2019, this adjustment eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

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

We present Adjusted Operating Income as supplemental measures of our performance. We prepare Adjusted Operating Income by adjusting operating income to eliminate the impact of equity-based compensation expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Operating Income is useful to investors to provide a supplemental way to understand our underlying operating performance and allows investors to monitor and understand changes in our ability to generate income from ongoing business operations.
Adjusted Operating Income is not a measure defined in accordance with US GAAP and should not be construed as an alternative to operating income, income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) Equity-based compensation expense and (ii) Others.
The following table summarizes the adjustments to operating income that we make in order to calculate Adjusted Operating Income from continuing operations for the periods indicated:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Operating income	$8.6	$14.6	$8.8	$3.7
Adjustments:
Equity-based compensation expense(a)	1.5	2.3	0.7	1.2
Others(b)	—	0.6	—	0.6

Adjusted Operating Income	$10.1	$17.4	$9.4	$5.5

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the six months ended June 30, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. For the six months ended June 30, 2019, this adjustment eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

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

Adjusted Net Income (Loss) (including on a per share basis) is not a measure defined in accordance with US GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with US GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (Loss) (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (Loss) (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (Loss) (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) loss on early extinguishment of long-term borrowings, net and (v) others.
The following table summarizes the adjustments to income (loss) from continuing operations that we make in order to calculate Adjusted Net Income (Loss) (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Income (loss) from continuing operations	$11.8	$(19.3)	$(8.5)	$(30.0)
Adjustments:
Equity-based compensation expense(a)	1.5	2.3	0.7	1.2
Foreign currency loss (gain), net(b)	(8.5)	22.5	11.6	22.2
Derivative valuation loss (gain), net(c)	(0.1)	(0.2)	0.1	0.1
Loss on early extinguishment of long-term borrowings, net(d)	—	—	—	0.0
Others(e)	—	0.6	—	0.6

Adjusted Net Income (Loss)	$4.8	$5.8	$3.8	$(5.9)

Reported earnings (loss) per share – basic	$0.34	$(0.55)	$(0.25)	$(0.88)
Reported earnings (loss) per share – diluted	$0.28	$(0.55)	$(0.25)	$(0.88)
Weighted average number of shares – basic	35,092,312	34,992,734	34,245,127	34,220,141
Weighted average number of shares – diluted	46,474,237	34,992,734	34,245,127	34,220,141
Adjusted earnings (loss) per share – basic	$0.14	$0.17	$0.11	$(0.17)
Adjusted earnings (loss) per share – diluted	$0.13	$0.16	$0.11	$(0.17)
Weighted average number of shares – basic	35,092,312	34,992,734	34,245,127	34,220,141
Weighted average number of shares – diluted	36,330,083	36,248,039	34,965,562	34,220,141

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

(b)
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

(d)	This adjustment eliminates $0.04 million in expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019.
(e)
For the six months ended June 30, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. For the six months ended June 30, 2019, this adjustment eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted Net Income (Loss) from continuing operations for the six months ended June 30, 2020 and 2019 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) from continuing operations used to calculate Adjusted Net Income (Loss) from continuing operations were applied consistently to the periods presented.
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

Factors Affecting Our Results of Operations
Net
Sales.
We derive substantially all of our sales (net of sales returns and allowances) from our standard products business. We outsource manufacturing of advanced OLED products to external
12-inch
foundries. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Korea, the United States, Japan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region.
We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the six months ended June 30, 2020 and 2019, we sold products to 158 and 154 customers, respectively, and our net sales to our ten largest customers represented 89% of our net sales — standard products business, in each period.
We will provide the Transitional Fab 3 Foundry Services for a period up to three years after the sale of the Foundry Services Group business and Fab 4. For the periods prior to the sale of the Foundry Services Group business and Fab 4 (which is accounted for as a discontinued operation beginning in the first quarter of 2020), revenue derived from the Transitional Fab 3 Foundry Services is recorded at cost in both our continuing and discontinued operations.
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
Material Costs.
Our material costs consist of costs of raw materials, such as silicon wafers, chemicals, gases and tape and packaging supplies. We use processes that require specialized raw materials, such as silicon wafers, that are generally available from a limited number of suppliers. If demand increases or supplies decrease, the costs of our raw materials could increase significantly.
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of June 30, 2020, approximately 98% of our employees were eligible for severance benefits.
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
Impact of Foreign Currency Exchange Rates on Reported Results of Operations.
Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-US
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in US dollars converted from our non-US
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the US dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in US dollars relative to Korean won, depreciation in the US dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the US dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the US dollar, as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars. As of June 30, 2020, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $690.7 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
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

Discontinued Operations.
On March 30, 2020, we entered into the BTA for the sale of our Foundry Services Group business and our Fab 4 to the Buyer. As a result, the results of the Foundry Services Group were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented.
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

Results of Operations – Comparison of Three Months Ended June 30, 2020 and 2019
The following table sets forth consolidated results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business	$109.0	91.7%	$132.0	93.7%	$(23.1)
Net sales – transitional Fab 3 foundry services	9.9	8.3	8.9	6.3	1.0

Total revenues	118.8	100.0	140.9	100.0	(22.1)
Cost of sales
Cost of sales – standard products business	76.8	64.6	100.4	71.3	(23.6)
Cost of sales – transitional Fab 3 foundry services	9.9	8.3	8.9	6.3	1.0

Total cost of sales	86.7	73.0	109.3	77.6	(22.6)

Gross profit	32.1	27.0	31.6	22.4	0.5
Selling, general and administrative expenses	12.4	10.4	11.1	7.9	1.3
Research and development expenses	11.1	9.3	11.8	8.4	(0.7)

Operating income	8.6	7.3	8.8	6.2	(0.1)

Interest expense	(5.4)	(4.6)	(5.4)	(3.9)	0.0
Foreign currency gain (loss), net	8.5	7.1	(11.6)	(8.2)	20.0
Others, net	0.8	0.7	0.6	0.4	0.2

	3.8	3.2	(16.5)	(11.7)	20.3

Income (loss) from continuing operations before income tax expense	12.5	10.5	(7.7)	(5.5)	20.2
Income tax expense	0.7	0.6	0.8	0.6	(0.1)

Income (loss) from continuing operations	11.8	9.9	(8.5)	(6.0)	20.3
Income (loss) from discontinued operations, net of tax	17.4	14.6	(1.0)	(0.7)	18.4

Net income (loss)	$29.2	24.5	$(9.5)	(6.8)	$38.7

The following sets forth information relating to our continuing operations:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business
Display Solutions	$69.2	58.2%	$84.3	59.8%	$(15.1)
Power Solutions	39.8	33.5	47.7	33.9	(8.0)

Total standard products business	109.0	91.7	132.0	93.7	(23.1)
Net sales – transitional Fab 3 foundry services	9.9	8.3	8.9	6.3	1.0

Total revenues	$118.8	100.0%	$140.9	100.0%	$(22.1)

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	% of Net sales	Amount	% of Net sales	Change Amount
	(In millions)
Gross Profit
Gross profit – standard products business	$32.1	29.5%	$31.6	24.0%	$0.5
Gross profit – transitional Fab 3 foundry services	—	—	—	—	—

Total gross profit	$32.1	27.0%	$31.6	22.4%	$0.5

Revenues
Total revenues were $118.8 million for the three months ended June 30, 2020, a $22.1 million, or 15.7%, decrease compared to $140.9 million for the three months ended June 30, 2019. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $109.0 million for the three months ended June 30, 2020, a 23.1 million, or 17.5%, decreased compared to $132.0 million for the three months ended June 30, 2019. This decrease was primarily attributable to a decrease in revenue related to our mobile OLED display driver ICs as a result of
COVID-19,
which negatively affected the global smartphone market during the second quarter of 2020, and a strategic reduction of our lower margin non-auto
LCD DDIC business. The significant global macro-economic market disruption due to
COVID-19
also affected customer demand for some of our Power Solution products, resulting in a decrease in revenue from our Power Solutions business line.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $9.9 million and $8.9 million for the three months ended June 30, 2020 and 2019, respectively.
Gross Profit
Total gross profit was $32.1 million for the three months ended June 30, 2020 compared to $31.6 million for the three months ended June 30, 2019, a $0.5 million, or 1.6%, increase. Gross profit as a percentage of net sales for the three months ended June 30, 2020 increased to 27.0% compared to 22.4% for the three months ended June 30, 2019. The increase in gross profit and gross profit as a percentage of net sales was due to an increase in gross profit and gross profit as a percentage of net sales from our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $32.1 million for the three months ended June 30, 2020, which represented a $0.5 million, or 1.6%, increase from gross profit of $31.6 million for the three months ended June 30, 2019. Gross profit as a percentage of net sales for the three months ended June 30, 2020 increased to 29.5% compared to 24.0% for the three months ended June 30, 2019. The increase in both gross profit and gross profit as a percentage of net sales was primarily attributable to an inventory reserve related to a legacy display product that was recorded in the second quarter of 2019.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales - standard products business by geographic region and the percentage of total net sales - standard products business represented by each geographic region for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(In millions)
Korea	$22.0	20.2%	$36.6	27.7%	$(14.6)
Asia Pacific (other than Korea)	84.2	77.3	93.7	70.9	(9.4)
United States	1.5	1.3	0.7	0.5	0.8
Europe	0.9	0.8	0.9	0.7	(0.0)
Others	0.5	0.4	0.3	0.2	0.2

	$109.0	100.0%	$132.0	100.0%	$(23.1)

Net sales – standard products business in Korea for the three months ended June 30, 2020 decreased from $36.6 million to $22.0 million compared to the three months ended June 30, 2019, which represented a decrease of $14.6 million, or 39.9%, primarily due to lower demand for power products such as MOSFETs primarily for TV and smartphone applications, and a strategic reduction of our lower margin non-auto
LCD DDIC business, which was offset in part by an increase in revenue related to our mobile OLED display driver ICs due to an increase in demand for production of new OLED smartphones by Chinese manufacturers due in part to the geographic diversification of our OLED product portfolio amid a COVID-19-related disruption.
Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended June 30, 2020 decreased to $84.2 million from $93.7 million in the three months ended June 30, 2019, which represented a decrease of $9.4 million, or 10.1%, primarily due to a decrease in revenue from our mobile OLED display driver ICs as a result of
COVID-19,
which negatively affected the global smartphone market during the second quarter of 2020.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $12.4 million, or 10.4%, of total revenues, for the three months ended June 30, 2020, compared to $11.1 million, or 7.9%, of total revenues, for the three months ended June 30, 2019. The increase of $1.3 million, or 11.8%, was primarily attributable to an increase in employee compensation, including issuance of equity-based compensation.
Research
and
Development
Expenses.
 Research and development expenses were $11.1 million, or 9.3%, of total revenues, for the three months ended June 30, 2020, compared to $11.8 million, or 8.4%, of total revenues, for the three months ended June 30, 2019. The decrease of $0.7 million, or 5.6%, was primarily attributable to the timing of development activities for our
28-nanometer
OLED display driver ICs and a decrease in outside service fees and various overhead expenses. This decrease was offset in part by an increase in employee compensation, including issuance of equity-based compensation.
Operating Income
As a result of the foregoing, operating income of $8.6 million was recorded for the three months ended June 30, 2020, compared to operating income of $8.8 million the three months ended June 30, 2019. As discussed above, the decrease in operating income of $0.1 million resulted primarily from a $1.3 million increase in selling, general and administrative expenses, which was offset in part by a $0.5 million increase in gross profit and a $0.7 million decrease in research and development expenses.

Other Income
Interest
Expense.
 Interest expenses were $5.4 million for each of the three months ended June 30, 2020 and June 30, 2019.
Foreign
Currency Gain (Loss),
Net.
 Net foreign currency gain for the three months ended June 30, 2020 was $8.5 million compared to net foreign currency loss of $11.6 million for the three months ended June 30, 2019. The net foreign currency gain for the three months ended June 30, 2020 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency loss for the three months ended June 30, 2019 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in US dollars, and are affected by changes in the exchange rate between the Korean won and the US dollar. As of June 30, 2020 and June 30, 2019, the outstanding intercompany loan balances including accrued interest between our Korean subsidiary and our Dutch subsidiary were $691 million and $673 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Others,
Net.
Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended June 30, 2020 and June 30, 2019 was $0.8 million and $0.6 million, respectively.
Income Tax Expense
Income tax expense was $0.7 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and was primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for our Korean subsidiary based on the estimated taxable income for the respective periods, combined with our ability to utilize net operating loss carryforwards up to 60%.
Income (Loss) from Continuing Operations
As a result of the foregoing, net income from continuing operations increased by $20.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. As discussed above, the increase in net income from continuing operations primarily resulted from a $20.0 million improvement in net foreign currency loss.
Income (Loss) from Discontinued Operations, Net of Tax
On March 30, 2020, we entered into the BTA for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented.
Income from discontinued operations, net of tax for the three months ended June 30, 2020 was $17.4 million, compared to loss from discontinued operations, net of tax of $1.0 million for the three months ended June 30, 2019. The $18.4 million increase in net income from discontinued operations primarily resulted from an $18.7 million increase in gross profit due in part to depreciation and amortization associated with the assets classified as those held for sale having been ceased in the second quarter of 2020, a $0.9 million decrease in selling, general and administrative expenses, a $0.5 million decrease in restructuring and other charges, a $0.3 million decrease in research and development expenses, which were offset in part by an $1.2 million decrease in foreign currency gain, net and a $0.9 million increase in income tax expense.
Net Income (Loss)
As a result of the foregoing, net income of $29.2 million was recorded for the three months ended June 30, 2020 compared to net loss of $9.5 million for the three months ended June 30, 2019. As discussed above, the increase in net income of $38.7 million primarily resulted from a $20.3 million increase in net income from continuing operations and an $18.4 million increase in net income from discontinued operations.

Results of Operations – Comparison of Six Months Ended June 30, 2020 and 2019
The following table sets forth consolidated results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business	$219.7	91.8%	$232.3	93.6%	$(12.6)
Net sales – transitional Fab 3 foundry services	19.6	8.2	15.9	6.4	3.7

Total revenues	239.3	100.0	248.2	100.0	(8.9)
Cost of sales
Cost of sales – standard products business	158.4	66.2	181.6	73.2	(23.2)
Cost of sales – transitional Fab 3 foundry services	19.6	8.2	15.9	6.4	3.7

Total cost of sales	178.0	74.4	197.5	79.6	(19.5)

Gross profit	61.3	25.6	50.6	20.4	10.6
Selling, general and administrative expenses	24.5	10.2	23.1	9.3	1.4
Research and development expenses	21.6	9.0	23.8	9.6	(2.2)
Other charges	0.6	0.2	—	—	0.6

Operating income	14.6	6.1	3.7	1.5	10.9

Interest expense	(11.0)	(4.6)	(11.1)	(4.5)	0.0
Foreign currency loss, net	(22.5)	(9.4)	(22.2)	(8.9)	(0.3)
Loss on early extinguishment of long-term borrowings, net	—	—	(0.0)	(0.0)	0.0
Others, net	1.6	0.7	1.1	0.5	0.5

	(31.9)	(13.3)	(32.2)	(13.0)	0.3

Loss from continuing operations before income tax expense	(17.3)	(7.2)	(28.5)	(11.5)	11.1
Income tax expense	2.0	0.8	1.6	0.6	0.4

Loss from continuing operations	(19.3)	(8.1)	(30.0)	(12.1)	10.7
Income (loss) from discontinued operations, net of tax	24.7	10.3	(13.6)	(5.5)	38.3

Net income (loss)	$5.4	2.3	$(43.6)	(17.6)	$49.1

The following sets forth information relating to our continuing operations:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business
Display Solutions	$146.8	61.3%	$142.5	57.4%	$4.3
Power Solutions	72.9	30.5	89.8	36.2	(16.9)

Total standard products business	219.7	91.8	232.3	93.6	(12.6)
Net sales – transitional Fab 3 foundry services	19.6	8.2	15.9	6.4	3.7

Total revenues	$239.3	100.0%	$248.2	100.0%	$(8.9)

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	% of Net sales	Amount	% of Net sales	Change Amount
	(In millions)
Gross Profit
Gross profit – standard products business	$61.3	27.9%	$50.6	21.8%	$10.6
Gross profit – transitional Fab 3 foundry services	—	—	—	—	—

Total gross profit	$61.3	25.6%	$50.6	20.4%	$10.6

Revenues
Total revenues were $239.3 million for the six months ended June 30, 2020, an $8.9 million, or 3.6%, decrease compared to $248.2 million for the six months ended June 30, 2019. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $219.7 million for the six months ended June 30, 2020, a 12.6 million, or 5.4%, decrease compared to $232.3 million for the six months ended June 30, 2019. This decrease was primarily attributable to a decrease in revenue from our Power Solutions business line as a result of the significant global macro-economic disruption due to
COVID-19
during the first half of 2020, and a strategic reduction of our lower margin non-auto
LCD DDIC business. These decreases were offset in part by an increase in revenue related to our mobile OLED display driver ICs due to certain new product launches by our customers and geographically diversified product portfolios amid a COVID-19-related disruption.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $19.6 million and $15.9 million for the six months ended June 30, 2020 and 2019, respectively.
Gross Profit
Total gross profit was $61.3 million for the six months ended June 30, 2020 compared to $50.6 million for the six months ended June 30, 2019, a $10.6 million, or 21.0%, increase. Gross profit as a percentage of net sales for the six months ended June 30, 2020 increased to 25.6% compared to 20.4% for the six months ended June 30, 2019. The increase in gross profit and gross profit as a percentage of net sales was due to the increase in gross profit and gross profit as a percentage of net sales from our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $61.3 million for the six months ended June 30, 2020, which represented a $10.6 million, or 21.0%, increase from gross profit of $50.6 million for the six months ended June 30, 2019. Gross profit as a percentage of net sales for the six months ended June 30, 2020 increased to 27.9% compared to 21.8% for the six months ended June 30, 2019. The increase in both gross profit and gross profit as a percentage of net sales was primarily attributable to inventory reserves related to certain legacy display products that were recorded in the first half of 2019 and an improved product mix.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales - standard products business by geographic region and the percentage of total net sales - standard products business represented by each geographic region for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(In millions)
Korea	$52.8	24.0%	$71.2	30.7%	$(18.4)
Asia Pacific (other than Korea)	161.8	73.6	157.4	67.8	4.3
United States	2.2	1.0	1.1	0.5	1.1
Europe	1.8	0.8	2.0	0.9	(0.2)
Others	1.2	0.5	0.5	0.2	0.6

	$219.7	100.0%	$232.3	100.0%	$(12.6)

Net sales – standard products business in Korea for the six months ended June 30, 2020 decreased from $71.2 million to $52.8 million compared to the six months ended June 30, 2019, which represented a decrease of $18.4 million, or 25.9%, primarily due to lower demand for power products such as MOSFETs primarily for TV and smartphone applications, and a strategic reduction of our lower margin non-auto
LCD DDIC business, which was offset in part by an increase in revenue related to our mobile OLED display driver ICs due to an increase in demand for production of new OLED smartphones by Chinese manufacturers due in part to the geographic diversification of our OLED product portfolio amid a COVID-19-related disruption.
Net sales – standard products business in Asia Pacific (other than Korea) for the six months ended June 30, 2020 increased to $161.8 million from $157.4 million in the six months ended June 30, 2019, which represented an increase of $4.3 million, or 2.8%, primarily due to an increase in revenue related to our mobile OLED display driver ICs due to an increase in demand for production of new OLED smartphones by Chinese and Korean manufacturers due in part to the geographically diversified product portfolios amid a COVID-19-related disruption.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $24.5 million, or 10.2%, of total revenues, for the six months ended June 30, 2020, compared to $23.1 million, or 9.3%, of total revenues, for the six months ended June 30, 2019. The increase of $1.4 million, or 6.0%, was primarily attributable to an increase in employee compensation, including issuance of equity-based compensation, which was offset in part by a $0.5 million legal settlement charge related to dispute with a prior customer recorded in the first quarter of 2019.
Research
and
Development
Expenses.
 Research and development expenses were $21.6 million, or 9.0%, of total revenues, for the six months ended June 30, 2020, compared to $23.8 million, or 9.6%, of total revenues, for the six months ended June 30, 2019. The decrease of $2.2 million, or 9.2%, was primarily attributable to the timing of development activities for our
28-nanometer
OLED display driver ICs and a decrease in outside service fees and various overhead expenses. This decrease was offset in part by an increase in employee compensation, including issuance of equity-based compensation.
Other Charges.
Other charges were $0.6 million for the six months ended June 30, 2020, which were consisted of professional service fees and expenses incurred in connection with certain treasury and finance initiatives.
Operating Income
As a result of the foregoing, operating income of $14.6 million was recorded for the six months ended June 30, 2020 compared to operating income of $3.7 million the six months ended June 30, 2019. As discussed above, the increase in operating income of $10.9 million resulted primarily from a $10.6 million increase in gross profit and a $2.2 million decrease in research and development expenses, which were offset in part by a $1.4 million increase in selling, general and administrative expenses.

Other Income
Interest
Expense.
 Interest expenses were $11.0 million and $11.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively.
Foreign
Currency
Loss,
Net.
 Net foreign currency loss for the six months ended June 30, 2020 was $22.5 million compared to net foreign currency loss of $22.2 million for the six months ended June 30, 2019. The net foreign currency loss for the six months ended June 30, 2020 and June 30, 2019 was due to the depreciation in value of the Korean won relative to the US dollar during each period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in US dollars, and are affected by changes in the exchange rate between the Korean won and the US dollar. As of June 30, 2020 and June 30, 2019, the outstanding intercompany loan balances including accrued interest between our Korean subsidiary and our Dutch subsidiary were $691 million and $673 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Loss on Early Extinguishment of Long-Term Borrowings, Net.
For the six months ended June 30, 2019, we repurchased a principal amount of $0.3 million and $0.9 million of the 2021 Notes and the Exchangeable Notes, respectively. In connection with these repurchases, we recognized a $0.04 million net loss.
Others,
Net.
Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the six months ended June 30, 2020 and June 30, 2019 was $1.6 million and $1.1 million, respectively.
Income Tax Expense
Income tax expense was $2.0 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively, and was primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for our Korean subsidiary based on the estimated taxable income for the respective periods, combined with our ability to utilize net operating loss carryforwards up to 60%.
Loss from Continuing Operations
As a result of the foregoing, net loss from continuing operations improved by $10.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. As discussed above, the improvement in net loss from continuing operations primarily resulted from a $10.9 million increase in operating income.
Income (Loss) from Discontinued Operations, Net of Tax
On March 30, 2020, we entered into the BTA for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented.
Net income from discontinued operations for the six months ended June 30, 2020 was $24.7 million compared to net loss from discontinued operations of $13.6 million for the six months ended June 30, 2019. The $38.3 million increase in net income from discontinued operations primarily resulted from a $35.7 million increase in gross profit due in part to depreciation and amortization associated with the assets classified as those held for sale having been ceased in the second quarter of 2020, an $1.3 million decrease in selling, general and administrative expenses, an $1.3 million decrease in restructuring and other charges, a $0.9 million decrease in research and development expenses and a $0.3 million increase in foreign currency gain, net, which were offset in part by an $1.3 million increase in income tax expense.
Net Income (Loss)
As a result of the foregoing, net income of $5.4 million was recorded for the six months ended June 30, 2020 compared to net loss of $43.6 million for the six months ended June 30, 2019. As discussed above, the decrease in net loss of $49.1 million primarily resulted from a $38.3 million increase in net income from discontinued operations and a $10.7 million improvement in net loss from continuing operations.

Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.
Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of June 30, 2020, we do not have any accounts payable on extended terms or payment deferment with our vendors.
On March 30, 2020, we entered into the BTA for the sale of our Foundry Services Group business and the Fab 4, which has a purchase price equal to the KRW equivalent of $344.7 million in cash, subject to working capital adjustments set forth in the BTA. The sale is expected to close by September 2020, subject to customary closing conditions, whereupon we expect to use a portion of the cash received to repay indebtedness and for general corporate purposes. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations, as well as cash received from the consummation of the BTA, to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.
On January 17, 2017, we issued an aggregate of $86.3 million in principal amount of our Exchangeable Notes. We may, from time to time, repurchase a portion of our outstanding 2021 Notes and our Exchangeable Notes through open market purchases or privately negotiated transactions subject to prevailing market conditions and our available cash reserves. In December 2018 and February 2019, we repurchased a principal amount equal to $1.6 million and $0.9 million, respectively, of the Exchangeable Notes in the open market. As of June 30, 2020, our Exchangeable Notes were reclassified as a current liability as their maturities were less than one year.
Working Capital
Our working capital balance as of June 30, 2020 was $202.2 million, compared to $245.5 million as of December 31, 2019. The $43.4 million decrease was primarily attributable to a reclassification of our Exchangeable Notes of $82.7 million, which was recorded as a current liability from the first quarter of 2020, which was offset in part by a $41.2 million increase in cash and cash equivalents.
Cash Flows from Operating Activities
Cash inflow provided by operating activities totaled $57.1 million for the six months ended June 30, 2020, compared to $17.2 million of cash inflow provided by operating activities for the six months ended June 30, 2019. The net operating cash inflow for the six months ended June 30, 2020 reflects our net income of $5.4 million, as adjusted favorably by $52.9 million, which mainly consisted of net foreign currency loss, depreciation and amortization, provision for severance benefits, and net unfavorable impact of $1.2 million from changes of operating assets and liabilities.
Cash Flows from Investing Activities
Cash outflow used in investing activities totaled $11.8 million for the six months ended June 30, 2020, compared to $20.2 million of cash outflow used in investing activities for the six months ended June 30, 2019. The $8.4 million decrease was primarily attributable to a $6.2 million decrease in purchase of plant, property and equipment, an $1.8 million net decrease in hedge collateral and a $0.4 million net decrease in guarantee deposits.
Cash Flows from Financing Activities
Cash outflow used in financing activities totaled $0.7 million for the six months ended June 30, 2020, compared to $4.0 million of cash outflow used in financing activities for the six months ended June 30, 2019. The financing cash outflow for the six months ended June 30, 2020 was primarily attributable to a payment of $1.0 million for the repurchase of our common stock to satisfy tax withholding obligation in connection with the vesting of restricted stock units. The financing cash outflow for the six months ended June 30, 2019 was primarily attributable to a payment of $1.2 million for the repurchases of 2021 Notes and Exchangeable Notes in the first quarter of 2019 and a payment of $2.4 million for the repurchases of our common stock in January 2019 pursuant to our stock repurchase plan.

For additional cash flow information associated with our discontinued operation, please see “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Discontinued Operations and Assets Held for Sale” included elsewhere in this Report.
Capital Expenditures
We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the six months ended June 30, 2020, capital expenditures for plant, property and equipment were $8.8 million, a $6.2 million, or 41.1%, decrease from $15.0 million for the six months ended June 30, 2019. The decrease was mainly due to the timing of our equipment deployment. The capital expenditures for the six months ended June 30, 2020 and 2019 were related to meeting customer demand, supporting technology and facility improvement at our fabrication facilities.

Contractual Obligations
The following summarizes our contractual obligations as of June 30, 2020:

	Payments Due by Period
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(In millions)
Exchangeable Notes(1)	$87.9	$2.1	$85.8	$—	$—	$—	$—
Senior notes(2)	246.5	7.4	239.1	—	—	—	—
Operating leases(3)	1.2	0.8	0.3	0.1	0.0	—	—
Finance leases(3)	0.3	0.0	0.1	0.1	0.1	—	—
Water Treatment Services(3)(4)	29.6	2.0	3.9	3.8	3.8	3.7	12.4
Others(5)	9.5	6.1	3.4	0.0	0.0	—	—

(1)
Interest payments as well as $83.7 million aggregate principal amount of the Exchangeable Notes outstanding as of June 30, 2020, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier exchanged at the price of approximately $8.26 per share of common stock.

(2)
Interest payments as well as $224.3 million aggregate principal amount of the 2021 Notes outstanding as of June 30, 2020, which bear interest at a rate of 6.625% per annum and are scheduled to mature in 2021 if not earlier redeemed.

(3)	Assumes constant currency exchange rate for Korean won to US dollars of 1,200.7:1, the exchange rate as of June 30, 2020.
(4)	Includes future payments for water treatment services for our fabrication facility in Gumi, Korea based on the contractual terms.
(5)	Includes license agreements, funding obligations for the accrued severance benefits and other contractual obligations.
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
service agreement.
Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of June 30, 2020, our accrued severance benefits totaled $49.9 million and cumulative contributions to these severance insurance deposit accounts amounted to $1.6 million. Our related cash payments for future contributions are $3.3 million for the remaining period of 2020, to the extent that our obligations are contractual, fixed and reasonably estimable.
We follow US GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.4 million as of June 30, 2020. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.
Off-Balance
Sheet Arrangements
As of June 30, 2020, we did not have any
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
under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no material changes in the matters for which we make accounting estimates in the preparation of our consolidated financial statements for the six months ended June 30, 2020, except for those related to discontinued operations as a result of changes in reporting that relate to the sale of the Foundry Services Group business and Fab 4.
Discontinued Operations.
We review the presentation of the planned disposition of the Foundry Services Group business and Fab 4 based on the available information and events that have occurred. The review consists of evaluating whether the disposition meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the Foundry Services Group business and Fab 4 have met the criteria as assets held for sale. In order for a planned disposition to be classified as assets held for sale, the established criteria must be met as of the reporting date, including an active program to market the sale and the expected disposition of within one year. The assets classified as held for sale are recorded at the lower of carrying amounts or estimated fair value less costs to sell and depreciation and amortization ceases on the that the held for sale criteria are met.
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
Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than US dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at June 30, 2020 for our Korean subsidiary, a 10% devaluation of the Korean won against the US dollar would have resulted in a decrease of $0.3 million in our US dollar financial instruments and cash balances.
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
Interest Rate Exposures
As of June 30, 2020, $83.74 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of June 30, 2020, $224.25 million aggregate principal amount of our 2021 Notes were also outstanding. Interest on the 2021 Notes accrues at a fixed rate of 6.625% per annum and is paid semi-annually every January 15 and July 15 of each year until the 2021 Notes mature on July 15, 2021. Since the interest rates are fixed, we have no market interest rate risk related to the Exchangeable Notes and the 2021 Notes.

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
In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of June 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit Number	Description

10.1 *	MagnaChip Semiconductor Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 17, 2020).

10.2 *	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.3 *	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Section 16 Officers) (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.4 *	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement - Financial Performance (CEO) (incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.5 *	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement - Financial Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.5 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.6 *	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement - TSR Performance (CEO) (incorporated by reference to Exhibit 99.6 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.7 *	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement - TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.7 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.8 *#	Executive Service Agreement, dated as of May 25, 2020, by and between Young Soo Woo, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd.

10.9 *#	Executive Service Agreement, dated as of June 1, 2020, by and between Chan Ho Park, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd.

31.1 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
Footnotes:

#	Filed herewith
†	Furnished herewith
*	Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: August 7, 2020	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2020	By:	/s/ Young Soo Woo
Young Soo Woo
Chief Financial Officer (Principal Financial Officer)