Form 10-Q
period 2020-09-30
MAGNACHIP SEMICONDUCTOR Corp
filed 2020-11-06
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
of the Exchange Act).    ☐  Yes    ☒  No
As of October 30, 2020, the registrant had 35,538,475 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	3

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	4

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019	5

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019	6

	MagnaChip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	7

	MagnaChip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	56

PART II OTHER INFORMATION		57

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 6.	Exhibits	59

SIGNATURES		60

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$542,111	$151,657
Accounts receivable, net	57,772	47,447
Inventories, net	33,631	41,404
Other receivables	4,551	10,200
Prepaid expenses	8,265	9,003
Hedge collateral (Note 9)	9,650	9,820
Other current assets (Notes 10 and 18)	8,338	10,013
Current assets held for sale (Note 2)	—	99,821

Total current assets	664,318	379,365

Property, plant and equipment, net	77,489	73,068
Operating lease right-of-use assets	2,032	1,876
Intangible assets, net	2,877	2,769
Long-term prepaid expenses	2,138	5,757
Other non-current assets	8,598	9,059
Non-current assets held for sale (Note 2)	—	123,434

Total assets	$757,452	$595,328

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,497	$40,376
Other accounts payable	7,639	6,410
Accrued expenses (Note 8)	41,630	44,799
Accrued income taxes	14,038	1,569
Operating lease liabilities	1,390	1,625
Current portion of long-term borrowings, net	306,567	—
Other current liabilities (Note 10)	7,652	2,014
Current liabilities held for sale (Note 2)	—	37,040

Total current liabilities	419,413	133,833

Long-term borrowings, net	—	304,743
Accrued severance benefits, net	51,953	51,181
Other non-current liabilities	7,782	9,671
Non-current liabilities held for sale (Note 2)	—	110,881

Total liabilities	479,148	610,309

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 44,595,393 shares issued and 35,489,720 outstanding at September 30, 2020 and 43,851,991 shares issued and 34,800,312 outstanding at December 31, 2019	447	439
Additional paid-in capital	159,840	152,404
Retained earnings (deficit)	220,253	(58,131)
Treasury stock, 9,105,673 shares at September 30, 2020 and 9,051,679 shares at December 31, 2019, respectively	(107,649)	(107,033)
Accumulated other comprehensive income (loss)	5,413	(2,660)

Total stockholders’ equity (deficit)	278,304	(14,981)

Total liabilities and stockholders’ equity	$757,452	$595,328

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – standard products business	$116,262	$139,273	$335,953	$371,543
Net sales – transitional Fab 3 foundry services	8,551	9,894	28,161	25,776

Total revenues	124,813	149,167	364,114	397,319
Cost of sales:
Cost of sales – standard products business	87,494	104,018	245,917	285,643
Cost of sales – transitional Fab 3 foundry services	8,731	9,894	28,341	25,776

Total cost of sales	96,225	113,912	274,258	311,419

Gross profit	28,588	35,255	89,856	85,900
Operating expenses:
Selling, general and administrative expenses	12,888	10,686	37,398	33,817
Research and development expenses	12,477	10,233	34,094	34,049
Other charges	—	—	554	—

Total operating expenses	25,365	20,919	72,046	67,866

Operating income	3,223	14,336	17,810	18,034

Interest expense	(5,485)	(5,539)	(16,522)	(16,615)
Foreign currency gain (loss), net	8,864	(21,985)	(13,638)	(44,166)
Loss on early extinguishment of long-term borrowings, net	—	—	—	(42)
Other income, net	714	678	2,343	1,816

Income (loss) from continuing operations before income tax expense	7,316	(12,510)	(10,007)	(40,973)
Income tax expense (benefit)	(1,145)	1,734	836	3,316

Income (loss) from continuing operations	8,461	(14,244)	(10,843)	(44,289)
Income (loss) from discontinued operations, net of tax	264,501	12,637	289,227	(963)

Net income (loss)	$272,962	$(1,607)	$278,384	$(45,252)

Basic earnings (loss) per common share—
Continuing operations	$0.24	$(0.41)	$(0.31)	$(1.29)
Discontinued operations	7.50	0.36	8.24	(0.03)

Total	$7.74	$(0.05)	$7.93	$(1.32)

Diluted earnings (loss) per common share—
Continuing operations	$0.21	$(0.41)	$(0.31)	$(1.29)
Discontinued operations	5.68	0.36	8.24	(0.03)

Total	$5.89	$(0.05)	$7.93	$(1.32)

Weighted average number of shares—
Basic	35,280,864	34,357,745	35,089,479	34,266,513
Diluted	46,581,788	34,357,745	35,089,479	34,266,513
The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands of U.S. dollars)
Net income (loss)	$272,962	$(1,607)	$278,384	$(45,252)

Other comprehensive income (loss)
Foreign currency translation adjustments	(6,517)	15,931	9,191	30,915
Derivative adjustments
Fair valuation of derivatives	1,390	(2,803)	(1,410)	(5,703)
Reclassification adjustment for loss on derivatives included in net income (loss)	41	1,600	292	3,553

Total other comprehensive income (loss)	(5,086)	14,728	8,073	28,765

Total comprehensive income (loss)	$267,876	$13,121	$286,457	$(16,487)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Accumulated Other Comprehensive
(In thousands of U.S. dollars, except share data)	Shares	Amount	Capital	(Deficit)	Stock	Income (Loss)	Total
Three Months Ended September 30, 2020:
Balance at June 30, 2020	35,143,033	$443	$155,591	$(52,709)	$(107,649)	$10,499	$6,175
Stock-based compensation	—	—	2,226	—	—	—	2,226
Exercise of stock options	287,292	3	2,024	—	—	—	2,027
Settlement of restricted stock units	59,395	1	(1)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	(5,086)	(5,086)
Net income	—	—	—	272,962	—	—	272,962

Balance at September 30, 2020	35,489,720	$447	$159,840	$220,253	$(107,649)	$5,413	$278,304

Three Months Ended September 30, 2019:
Balance at June 30, 2019	34,240,181	$433	$144,188	$(79,950)	$(106,514)	$(6,073)	$(47,916)
Stock-based compensation	—	—	479	—	—	—	479
Exercise of stock options	129,409	1	888	—	—	—	889
Settlement of restricted stock units	1,099	0	(0)	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	14,728	14,728
Net loss	—	—	—	(1,607)	—	—	(1,607)

Balance at September 30, 2019	34,370,689	$434	$145,555	$(81,557)	$(106,514)	$8,655	$(33,427)

	Common Stock		Additional Paid-In	Retained Earnings	Treasury	Accumulated Other Comprehensive	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount	Capital	(Deficit)	Stock	Income (Loss)
Nine Months Ended September 30, 2020:
Balance at December 31, 2019	34,800,312	$439	$152,404	$(58,131)	$(107,033)	$(2,660)	$(14,981)
Stock-based compensation	—	—	4,754	—	—	—	4,754
Exercise of stock options	375,643	4	2,686	—	—	—	2,690
Settlement of restricted stock units	367,759	4	(4)	—	—	—	—
Acquisition of treasury stock	(53,994)	—	—	—	(616)	—	(616)
Other comprehensive income, net	—	—	—	—	—	8,073	8,073
Net income	—	—	—	278,384	—	—	278,384

Balance at September 30, 2020	35,489,720	$447	$159,840	$220,253	$(107,649)	$5,413	$278,304

Nine Months Ended September 30, 2019:
Balance at December 31, 2018	34,441,232	$431	$142,600	$(36,305)	$(103,926)	$(20,110)	$(17,310)
Stock-based compensation	—	—	1,920	—	—	—	1,920
Exercise of stock options	153,967	1	1,037	—	—	—	1,038
Settlement of restricted stock units	169,592	2	(2)	—	—	—	—
Acquisition of treasury stock	(394,102)	—	—	—	(2,588)	—	(2,588)
Other comprehensive income, net	—	—	—	—	—	28,765	28,765
Net loss	—	—	—	(45,252)	—	—	(45,252)

Balance at September 30, 2019	34,370,689	$434	$145,555	$(81,557)	$(106,514)	$8,655	$(33,427)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net income (loss)	$278,384	$(45,252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	13,333	24,661
Provision for severance benefits	14,150	10,491
Amortization of debt issuance costs and original issue discount	1,824	1,712
Loss on foreign currency, net	6,609	50,512
Restructuring and other charges	490	470
Provision for inventory reserves	4,079	9,255
Stock-based compensation	4,754	1,920
Loss on early extinguishment of long-term borrowings, net	—	42
Gain on sale of discontinued operations	(287,117)	—
Others, net	85	61
Changes in operating assets and liabilities
Accounts receivable, net	(16,583)	(32,812)
Unbilled accounts receivable, net	14,260	14,208
Inventories	1,390	(15,576)
Other receivables	6,111	(4,814)
Other current assets	9,143	6,356
Accounts payable	(5,156)	27,585
Other accounts payable	(8,034)	(10,074)
Accrued expenses	1,991	3,831
Accrued income taxes	12,546	(583)
Other current liabilities	2,243	(5,766)
Other non-current liabilities	2,868	808
Payment of severance benefits	(5,888)	(6,195)
Others, net	59	(821)

Net cash provided by operating activities	51,541	30,019

Cash flows from investing activities
Proceeds from settlement of hedge collateral	8,029	12,625
Payment of hedge collateral	(7,841)	(17,024)
Purchase of property, plant and equipment	(16,353)	(16,693)
Payment for intellectual property registration	(664)	(907)
Collection of guarantee deposits	891	539
Payment of guarantee deposits	(611)	(1,330)
Proceeds from sale of discontinued operations	350,553	—
Others, net	26	225

Net cash provided by (used in) investing activities	334,030	(22,565)

Cash flows from financing activities
Repurchase of long-term borrowings	—	(1,175)
Proceeds from exercise of stock options	2,690	1,038
Acquisition of treasury stock	(1,021)	(2,588)
Repayment of financing related to water treatment facility arrangement	(402)	(415)
Repayment of principal portion of finance lease liabilities	(165)	(174)

Net cash provided by (used in) financing activities	1,102	(3,314)

Effect of exchange rates on cash and cash equivalents	3,781	(5,237)

Net increase (decrease) in cash and cash equivalents	390,454	(1,097)

Cash and cash equivalents
Beginning of the period	151,657	132,438

End of the period	$542,111	$131,341

Supplemental cash flow information
Cash paid for interest	$19,044	$19,071

Cash paid for income taxes	$2,573	$1,904

Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$3,865	$496

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
On September 1, 2020 (the “Closing Date”), the Company completed the previously announced sale of the Company’s Foundry Services Group business and its
fabrication facility located in Cheongju known as “Fab 4” to Key Foundry Co., Ltd. (the “Buyer”), a Korean limited liability company and wholly owned subsidiary of Magnus Semiconductor, LLC, a Korean limited liability company (“Magnus”), in exchange for a purchase price equal to approximately $350.6 million, which included a positive working capital
a
djustment of approximately $5.9 million, pursuant to the terms of a business transfer agreement dated March 31, 2020 by and among the Company and Magnus (the “Business Transfer Agreement”). The purchase price was paid in a combination of U.S. Dollars in the amount of $46.5 million and Korean Won in the amount of approximately KRW 360.6 billion. In addition to the purchase price, the Buyer assumed all severance liabilities relating to the transferred employees, which had a value of approximately $100 million. The Buyer is a wholly owned subsidiary of Magnus, which was established by Alchemist Capital Partners Korea Co., Ltd. and Credian Partners, Inc. On April 20, 2020, Magnus assigned, and the Buyer assumed, all rights and obligations of Magnus under the Business Transfer Agreement. This divestiture of the Foundry Services Group business and Fab 4 allows the Company to strategically shift its operational focus to its standard products business. The Foundry Services Group was historically a reportable segment. The Foundry Services Group business was classified as discontinued operations in the Company’s consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Accordingly, commencing with the first quarter of 2020, the Company has one reportable segment: its standard products business, together with transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3,” that it expects to perform for the Buyer for a period of up to three years (the “Transitional Fab 3 Foundry Services”). The Company’s standard products business includes its Display Solutions and Power Solutions business lines. The Company’s Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“
U.S.
GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification
(“ASC”) 270,
“Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by
U.S.
 GAAP for complete financial statements, except for the changes below. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for a full year or for any other periods.
The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations to reflect the divestiture of its Foundry Services Group business and Fab 4. The assets to be acquired and liabilities to be transferred to the Buyer, as specified in the Business Transfer Agreement, have been classified as assets and liabilities held for sale in the Company’s consolidated balance sheets, subject to adjustments set forth in the Business Transfer Agreement. See Note 2 “Discontinued Operations and Assets Held for Sale” for additional information. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations, but the material items in the operating and investing activities of cash flows relating to discontinued operations are disclosed in Note 2. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations.
There have been no material changes to the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2020, except for those related to discontinued operations and assets held for sale as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.

Discontinued Operations and Assets Held for Sale
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of
ASC
205, “Presentation of Financial Statements” (“ASC 205”) and ASC 360, “Property, Plant and Equipment” (“ASC 360”). Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less costs to sell, and depreciation and amortization ceases on the date that the held for sale criteria are met. If the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized. Assets and liabilities related to discontinued operations classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. The results of discontinued operations are reported in “Income from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the current and prior periods commencing in the period in which the business meets the criteria.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards
Update (“ASU”)
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
In February 2020, the FASB issued Accounting Standards Update
No. 2020-02,
“Financial Instruments—Credit Losses (Topic 326)” (“ASU
2020-02”),
which incorporates SEC SAB 119 (updated from SAB 102) into the ASC by aligning SEC recommended policies and procedures with ASC 326. The Company adopted ASU
2016-13,
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

2. Discontinued Operations and Assets Held for Sale
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and Fab 4. As a result of the sale of the Foundry Services Group business and Fab 4, the Company recorded a gain of $287,117 thousand and all operations from the Foundry Services Group business and Fab 4 were classified as discontinued operations for all periods presented. Following the consummation of the sale, and for up to three years, the Company is expected to provide the Transitional Fab 3 Foundry Services at an agreed upon cost plus mark-up. Accounts receivable related to providing the Transitional Fab 3 Foundry Services to the Buyer was
$2,484
thousand as of September 30, 2020 and there was no related cash inflow for the three and nine months ended September 30, 2020.
The following table summarizes the results from discontinued operations, net of tax, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales – Foundry Services Group	$72,674	$90,404	$254,732	$220,659
Net sales – transitional Fab 3 foundry services	(6,277)	(9,894)	(25,887)	(25,776)

Total revenues	66,397	80,510	228,845	194,883
Cost of sales:
Cost of sales – Foundry Services Group	52,420	64,793	182,872	179,152
Cost of sales – transitional Fab 3 foundry services	(6,277)	(9,894)	(25,887)	(25,776)

Total cost of sales	46,143	54,899	156,985	153,376

Gross profit	20,254	25,611	71,860	41,507
Operating expenses:
Selling, general and administrative expenses	4,068	6,126	14,704	18,040
Research and development expenses	5,166	7,135	19,484	22,326
Restructuring and other charges	7,870	763	10,574	4,787

Total operating expenses	17,104	14,024	44,762	45,153

Operating income (loss) from discontinued operations	3,150	11,587	27,098	(3,646)

Foreign currency gain (loss), net	(797)	780	1,277	2,533
Others, net	18	(10)	66	(59)

Income (loss) from discontinued operations before income tax expense	2,371	12,357	28,441	(1,172)
Income tax expense (benefit)	14,173	(280)	15,517	(209)
Gain on sale of discontinued operations	287,117	—	287,117	—

Transaction costs	(10,814)	—	(10,814)	—
Income (loss) from discontinued operations, net of tax	264,501	12,637	289,227	(963)

For the three months ended September 30, 2020 and 2019, the Company recorded $7,870 thousand and $763 thousand, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recorded $10,574 thousand and $2,636 thousand, respectively, in professional fees and transaction related expenses incurred in connection with the sale of the Foundry Services Group business and Fab 4, and recorded such costs as restructuring and other charges in the above. For the nine months ended September 30, 2019, the Company also recorded in the same line a $2,151 thousand restructuring-related charge to its fab employees.

The following table provides a reconciliation of the aggregate carrying amounts of major classes of assets and liabilities relating to the Foundry Services Group business and Fab 4, w
h
ich are included in assets and liabilities held for sale as of December 31, 2019 in the accompanying consolidated balance sheet:

December 31, 2019
(In thousands of U.S. dollars)
Assets
Current assets
Accounts receivable, net	$48,194
Unbilled accounts receivable	16,463
Inventories, net	31,863
Other current assets	3,301

Total current assets held for sal e	$99,821

Property, plant and equipment, net	109,506
Intangible assets, net	1,245
Other non-current assets	12,683

Total assets held for sale	$223,255

Liabilities
Current liabilities
Accounts payable	$20,503
Other current liabilities	16,537

Total current liabilities held for sale	$37,040

Accrued severance benefits, net	95,547
Other non-current liabilities	15,334

Total liabilities held for sale	$147,921

The following table provides supplemental cash flows information related to discontinued operations:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(In thousands of U.S. dollars)
Significant non-cash operating activities:
Depreciation and amortization	$5,365	$16,958
Provision for severance benefits	8,209	5,997
Stock-based compensation	388	259
Investing activities:
Capital expenditures	$(5,838)	$(9,174)

3. Sales of Accounts Receivable and Receivable Discount Program
The Company
is party to
an agreement to sell selected trade accounts receivable to a financial institution from time to time since March 2012. After the sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable
directly from the customer. There was no sale of accounts
receivable
for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, the proceeds from the sales of these accounts receivable
totaled $14,474 thousand and these sales resulted in
pre-tax
losses of $45 thousand, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.
The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.
4. Inventories
Inventories as of September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$5,030	$10,087
Semi-finished goods and work-in-process	28,919	28,815
Raw materials	5,743	8,449
Materials in-transit	444	—
Less: inventory reserve	(6,505)	(5,947)

Inventories, net	$33,631	$41,404

Changes in inventory reserve for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2020		September 30, 2019
Beginning balance	$(5,307)	$(5,947)	$(11,782)	$(4,845)
Change in reserve
Inventory reserve charged to costs of sales	(3,472)	(6,541)	(1,298)	(10,745)
Sale of previously reserved inventory	1,578	3,231	914	1,880

	(1,894)	(3,310)	(384)	(8,865)
Write off	835	1,976	377	1,593
Translation adjustments	(139)	82	461	789
Reclassified to assets held for sale	—	694	—	—

Ending balance	$(6,505)	$(6,505)	$(11,328)	$(11,328)

Inventory reserve represents the Company’s best estimate in value lost due to excessive inventory level, physical deterioration, obsolescence, changes in price levels, or other causes based on individual facts and circumstances. Inventory reserve relates to inventory items including finished goods, semi-finished goods, work-in-process
and raw materials. Write off of this reserve is recognized only when the related inventory has been disposed or scrapped.

5. Property, Plant and Equipment
Property, plant and equipment as of September 30, 2020 and December 31, 2019 are comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Buildings and related structures	$22,580	$22,502
Machinery and equipment	90,136	89,453
Finance lease right-of-use assets	319	323
Others	31,802	22,242

	144,837	134,520
Less: accumulated depreciation	(81,409)	(75,704)
Land	14,061	14,252

Property, plant and equipment, net	$77,489	$73,068

Aggregate depreciation expenses totaled $7,473 thousand and $7,267 thousand for the nine months ended September 30, 2020 and 2019, respectively.
6. Intangible Assets
Intangible assets as of September 30, 2020 and December 31, 2019 are comprised of the following (in thousands):

	September 30, 2020
	Gross amount	Accumulated amortization	Net amount
Technology	$6,487	$(6,487)	$—
Customer relationships	10,044	(10,044)	—
Intellectual property assets	8,760	(5,883)	2,877

Intangible assets, net	$25,291	$(22,414)	$2,877

	December 31, 2019
	Gross amount	Accumulated amortization	Net amount
Technology	$6,575	$(6,575)	$—
Customer relationships	10,180	(10,180)	—
Intellectual property assets	8,637	(5,868)	2,769

Intangible assets, net	$25,392	$(22,623)	$2,769

Aggregate amortization expenses for intangible assets totaled $495 thousand and $436 thousand for the nine months ended September 30, 2020 and 2019, respectively.

7. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 3 years.
The tables below present financial information related to the Company’s leases.
The Company adopted the new lease accounting standard as of January 1, 2019, using the modified retrospective transition method. The tables below present financial information related
t
o the Company’s leases
Supplemental balance sheets information related to leases as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

Leases	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease	Operating lease right-of-use assets	$2,032	$1,876
Finance lease	Property, plant and equipment, net	207	258

Total lease assets		$2,239	$2,134

Liabilities
Current
Operating	Operating lease liabilities	$1,390	$1,625
Finance	Other current liabilities	62	60
Non-current
Operating	Other non-current liabilities	642	251
Finance	Other non-current liabilities	158	208

Total lease liabilities		$2,252	$2,144

The following table presents the weighted average remaining lease term and discount rate:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	1.4 years	1.1 years
Finance leases	3.3 years	4.0 years
Weighted average discount rate
Operating leases	6.82%	7.19%
Finance leases	7.75%	7.75%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$480	$483	$1,409	$1,509
Finance lease cost
Amortization of right-of-use assets	16	15	47	48
Interest on lease liabilities	4	5	13	17

Total lease cost	$500	$503	$1,469	$1,574

The above table does not include an immaterial cost of short-term leases for the three and nine months ended September 30, 2020 and 2019.

Other lease information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$480	$483	$1,409	$1,509
Operating cash flows from finance leases	4	5	13	17
Financing cash flows from finance leases	15	13	43	41
The aggregate future lease payments for operating and finance leases as of September 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2020	$358	$19
2021	1,459	77
2022	308	77
2023	16	77
Thereafter	—	—

Total future lease payments	2,141	250
Less: Imputed interest	(109)	(30)

Present value of future payments	$2,032	$220

8. Accrued Expenses
Accrued expenses as of September 30, 2020 and December 31, 2019 are comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Payroll, benefits and related taxes, excluding severance benefits	$9,743	$8,493
Withholding tax attributable to intercompany interest income	25,206	23,371
Interest on senior notes	3,444	8,205
Outside service fees	685	1,996
Others	2,552	2,734

Accrued expenses	$41,630	$44,799

9. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of derivative contracts as of September 30, 2020 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
December 4, 2019	Zero cost collar	$15,000	October 2020 to December 2020
January 31, 2020	Zero cost collar	$15,000	October 2020 to December 2020
February 3, 2020	Zero cost collar	$9,000	October 2020 to December 2020
February 21, 2020	Zero cost collar	$15,000	October 2020 to December 2020
July 13, 2020	Zero cost collar	$30,000	January 2021 to June 2021
Details of derivative contracts as of December 31, 2019 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
August 13, 2019	Zero cost collar	$60,000	January 2020 to June 2020
September 27, 2019	Zero cost collar	$42,000	January 2020 to June 2020
December 4, 2019	Zero cost collar	$30,000	July 2020 to December 2020
The zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

Derivatives designated as hedging instruments:		September 30, 2020	December 31, 2019
Asset Derivatives:
Zero cost collars	Other current assets	$262	$1,456
Liability Derivatives:
Zero cost collars	Other current liabilities	$33	$—
Offsetting of derivative assets and liabilities as of September 30, 2020 is as follows (in thousands):

As of September 30, 2020	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$262	$—	$262	$—	$—	$262
Liability Derivatives:
Zero cost collars	$33	$—	$33	$—	$—	$33
Offsetting of derivative assets as of December 31, 2019 is as follows (in thousands):

As of December 31, 2019	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$1,456	$—	$1,456	$—	$1,070	$2,526

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 and net sales of discontinued operation are included in the below table (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019		2020	2019		2020	2019
Zero cost collars	$1,390	$(2,803)	Net sales	$(41)	$(1,600)	Other income, net	$50	$(33)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Loss Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019		2020	2019
Zero cost collars	$(1,410)	$(3,905)	Net sales	$(292)	$(1,803)	Other income, net	$222	$(44)
Forwards	$—	$(1,798)	Net sales	$—	$(1,750)	Other income, net	$—	$(125)

	$(1,410)	$(5,703)		$(292)	$(3,553)		$222	$(169)

As of September 30, 2020, the amount expected to be reclassified from accumulated other comprehensive income into income within the next twelve months is $427 thousand.
The Company set aside $9,650 thousand and $8,750 thousand of cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”) and Deutsche Bank AG, Seoul Branch (“DB”), as required for the zero cost collar contracts outstanding as of September 30, 2020 and December 31, 2019, respectively. These cash deposits are recorded as hedge collateral on the consolidated balance sheets.
The Company is required to deposit additional cash collateral with NFIK and DB for any exposure in excess of $500 thousand, and no such cash collateral was required as of September 30, 2020. As of December 31, 2019, $1,070 thousand of additional cash collateral were required and recorded as hedge collateral on the consolidated balance sheet.
These forward and zero cost collar contracts may be terminated by the counterparty in a number of circumstances, including if the Company’s borrowing rating falls below
B-/B3
or if the Company’s total cash and cash equivalents is less than $30,000 thousand at the end of a fiscal quarter, unless a waiver is obtained from the counterparty.

10. Fair Value Measurements
Fair Value of Financial Instruments
As of September 30, 2020, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value September 30, 2020	Fair Value Measurement September 30, 2020	Quoted Prices in Active Markets for Identical Asset / Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$262	$262	—	$262	—
Liabilities:
Derivative liabilities (other current liabilities)	$33	$33	—	$33	—
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
Fair Value of Borrowings

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of U.S. dollars)
Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$83,088	$126,643	$81,959	$116,078
6.625% Senior Notes due July 2021 (Level 2)	$223,479	$224,250	$222,784	$224,250
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
On July 18, 2013, the Company issued 6.625% Senior Notes due July 15, 2021 (the “2021 Notes”) of $225,000 thousand, which represents the principal amount, excluding $1,125 thousand of original issue discount and $5,039 thousand of debt issuance costs. In December 2018 and January 2019, the Company repurchased a principal amount equal to $500 thousand and $250 thousand, respectively, of the 2021 Notes in the open market. The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the 2021 Notes, see

Note 11, “Borrowings” and Note 19, “Subsequent Events.”

Fair Values Measured on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of September 30, 2020 and 2019, the Company did not have any assets or liabilities measured at fair value on a non-recurring
basis.
11. Borrowings
Borrowings as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019
5.0% Exchangeable Senior Notes due March 2021	$83,740	$83,740
6.625% Senior Notes due July 2021	224,250	224,250
Less: unamortized discount and debt issuance costs	(1,423)	(3,247)

Total borrowings, net	306,567	304,743
Less: current portion of long-term borrowings, net	306,567	—

Long-term borrowings, net	$—	$304,743

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
The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three and nine months ended September 30, 2020 were $1,429 thousand and $4,720 thousand, respectively. Interest expense related to the Exchangeable Notes for the three and nine months ended September 30, 2019 were $1,404 thousand and $4,206 thousand, respectively.
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
The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expense related to the 2021 Notes for the three and nine months ended September 30, 2020 were $3,951 thousand and $11,838 thousand, respectively. Interest expenses related to the 2021 Notes for the three and nine months ended September 30, 2019 were $3,935 thousand and $11,794 thousand, respectively.
In December 2018, the Company repurchased a principal amount equal to $500 thousand of the 2021 Notes in the open market, resulting in a net gain of $28 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31, 2018. In January 2019, the Company repurchased a principal amount equal to $250 thousand of the 2021 Notes in the open market, resulting in a net gain of $21 thousand, which was recorded as loss on early extinguishment of long-term borrowings, net in the consolidated statements of operations for the year ended December 31,
2019. On October 2, 2020, the Company redeemed all of the outstanding 2021 Notes. For a further discussion of such redemption, see Note 19, “Subsequent Events.”

12. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2020, 98% of all employees of the Company were eligible for severance benefit
s
.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2020		September 30, 2019
Beginning balance	$51,785	$53,344	$53,202	$55,691
Provisions	2,167	5,941	1,851	4,494
Severance payments	(1,295)	(4,749)	(1,017)	(4,312)
Translation adjustments	1,204	(675)	(2,180)	(4,017)

	53,861	53,861	51,856	51,856
Less: Cumulative contributions to severance insurance deposit accounts	(1,616)	(1,616)	(1,357)	(1,357)
The National Pension Fund	(73)	(73)	(80)	(80)
Group severance insurance plan	(219)	(219)	(227)	(227)

Accrued severance benefits, net	$51,953	$51,953	$50,192	$50,192

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2020	$387
2021	386
2022	743
2023	605
2024	1,074
2025	2,157
2026 – 2030	19,644
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

13. Foreign Currency Gain (Loss), Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in
U.S.
dollars and are affected by changes in the exchange rate between the Korean won and the
U.S.
dollar. As of September 30, 2020 and December 31, 2019, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $445,991 thousand and $686,485 thousand, respectively. The Korean won to
U.S.
 dollar exchange rates were 1,173.5:1 and 1,157.8:1 using the first base rate as of September 30, 2020 and December 31, 2019, respectively, as quoted by the KEB Hana Bank.
14
.
Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the
U.S.
and in various other jurisdictions. The Company is subject to income- or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
Income from continuing operations before income tax expense for the three months ended September 30, 2020 was $7,316 thousand and loss from continuing operations before income tax expense for the three months ended September 30, 2019 was $12,510 thousand. For the three months ended September 30,
2020, the Company recorded an income tax benefit on continuing operations of $1,145 thousand, primarily attributable to the foreign translation loss realized by the Company’s Korean subsidiary upon the repayment of a part of its intercompany loans by the Dutch subsidiary to fund the redemption of the 2021 Notes.
For the three months ended September 30, 2019,
the Company recorded an income tax expense on continuing operations of $1,734 thousand,
primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for the Company’s Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 60% in 2019.

Loss from continuing operations before income tax expense for the nine months ended September 30, 2020 and 2019 were $10,007 thousand and $40,973 thousand, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded income tax expense on continuing of $836 thousand and $3,316 thousand, respectively, primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for the Company’s Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 60% in 2019 and 2020.
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
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and Fab 4. This divestiture allows the Company to strategically shift its operational focus to its standard products business. As a result, the results of the Foundry Services Group business were classified as discontinued operations in the Company’s consolidated statements of operations and thus excluded from both continuing operations and segment results for all periods presented. Please see “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Discontinued Operations and Assets Held for Sale” for additional information on the results of discontinued operations. Accordingly, the Company now has one reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who allocates resources and assesses performance of the business and other activities based on gross profit.
The following sets forth information relating to the single continuing operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues
Standard products business
Display Solutions	$69,583	$90,550	$216,352	$233,041
Power Solutions	46,679	48,723	119,601	138,502

Total standard products business	116,262	139,273	335,953	371,543
Transitional Fab 3 foundry services	8,551	9,894	28,161	25,776

Total revenues	$124,813	$149,167	$364,114	$397,319

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Gross Profit
Standard products business	$28,768	$35,255	$90,036	$85,900
Transitional Fab 3 foundry services	(180)	—	(180)	—

Total gross profit	$28,588	$35,255	$89,856	$85,900

The following is a summary of net sales – standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Korea	$28,370	$36,114	$81,144	$107,319
Asia Pacific (other than Korea)	84,188	100,872	245,940	258,276
United States	1,789	482	3,959	1,600
Europe	1,451	1,501	3,278	3,515
Others	464	304	1,632	833

Total	$116,262	$139,273	$335,953	$371,543

For the three months ended September 30, 2020 and 2019, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in Greater China (China, Hong Kong and Macau) represented 87.7% and 95.8%, respectively.
For the nine months ended September 30, 2020 and 2019, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in Greater China (China, Hong Kong and Macau) represented 88.4% and 95.8%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 87% and 90% for the three months ended September 30, 2020 and 2019, respectively, and 88% and 90% for the nine months ended September 30, 2020 and 2019, respectively.
For the three months ended September 30, 2020, the Company had one customer that represented 52.9% of its net sales – standard products business, and for the nine months ended September 30, 2020, the Company had one customer that represented 54.0% of its net sales – standard products business.
For the three months ended September 30, 2019, the Company had one customer that represented 56.1% of its net sales – standard products business, and for the nine months ended September 30, 2019, the Company had one customer that represented 52.6% of its net sales – standard products business.
As of September 30, 2020 and December 31, 2019, one customer accounted for 39.4% and 43.1% of accounts receivable, net, respectively.

16.	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consist
s
 of the following as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30, 2020	December 31, 2019
Foreign currency translation adjustments	$4,986	$(4,205)
Derivative adjustments	427	1,545

Total	$5,413	$(2,660)

Changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2020 and 2019 are as follows (in thousands):

Three Months Ended September 30, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$11,503	$(1,004)	$10,499

Other comprehensive income (loss) before reclassifications	(6,517)	1,390	(5,127)
Amounts reclassified from accumulated other comprehensive loss	—	41	41

Net current-period other comprehensive income (loss)	(6,517)	1,431	(5,086)

Ending balance	$4,986	$427	$5,413

Three Months Ended September 30, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(5,077)	$(996)	$(6,073)

Other comprehensive income (loss) before reclassifications	15,931	(2,803)	13,128
Amounts reclassified from accumulated other comprehensive loss	—	1,600	1,600

Net current-period other comprehensive income (loss)	15,931	(1,203)	14,728

Ending balance	$10,854	$(2,199)	$8,655

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 and 2019 are as follows (in thousands):

Nine Months Ended September 30, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(4,205)	$1,545	$(2,660)

Other comprehensive income (loss) before reclassifications	9,191	(1,410)	7,781
Amounts reclassified from accumulated other comprehensive loss	—	292	292

Net current-period other comprehensive income (loss)	9,191	(1,118)	8,073

Ending balance	$4,986	$427	$5,413

Nine Months Ended September 30, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,061)	$(49)	$(20,110)

Other comprehensive income (loss) before reclassifications	30,915	(5,703)	25,212
Amounts reclassified from accumulated other comprehensive loss	—	3,553	3,553

Net current-period other comprehensive income (loss)	30,915	(2,150)	28,765

Ending balance	$10,854	$(2,199)	$8,655

There was no income tax impact related to changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

17. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per share
Income (loss) from continuing operations	$8,461	$(14,244)	$(10,843)	$(44,289)
Income (loss) from discontinued operations, net of tax	264,501	12,637	289,227	(963)

Net income (loss)	$272,962	(1,607)	$278,384	$(45,252)

Basic weighted average common stock outstanding	35,280,864	34,357,745	35,089,479	34,266,513
Basic earnings (loss) per common share
Continuing operations	$0.24	$(0.41)	$(0.31)	$(1.29)
Discontinued operations	7.50	0.36	8.24	(0.03)

Total	$7.74	$(0.05)	$7.93	$(1.32)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$8,461	$(14,244)	$(10,843)	$(44,289)
Add back: Interest expense on Exchangeable Notes	1,429	—	—	—

Income (loss) from continuing operations allocated to common stockholders	$9,890	$(14,244)	$(10,843)	$(44,289)
Income (loss) from discontinued operations, net of tax	264,501	12,637	289,227	(963)

Net income (loss) allocated to common stockholders	$274,391	$(1,607)	$278,384	$(45,252)

Basic weighted average common stock outstanding	35,280,864	34,357,745	35,089,479	34,266,513
Net effect of dilutive equity awards	1,156,769	—	—	—
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	10,144,155	—	—	—

Diluted weighted average common stock outstanding	46,581,788	34,357,745	35,089,479	34,266,513
Diluted earnings (loss) per common share
Continuing operations	$0.21	$(0.41)	$(0.31)	$(1.29)
Discontinued operations	5.68	0.36	8.24	(0.03)

Total	$5.89	$(0.05)	$7.93	$(1.32)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Options	697,667	2,479,423	1,788,202	2,479,423
Restricted Stock Units	—	592,967	1,248,113	592,967
The numbers of shares of potential common stock from the assumed conversion of Exchangeable Notes that were excluded from the computation of diluted loss per share as the anti-dilutive effects were 10,144,155 for each of the nine months ended September 30, 2020 and three months ended September 30, 2019, and 10,156,810 for the nine months ended September 30, 2019.
18. Commitments and Contingencies
Long-term Purchase Agreements and Advances to Suppliers
The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequacy supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of September 30, 2020 and December 31, 2019, respectively.

The Company, from time to time, may make advances in form of prepayments or deposits to suppliers to procure materials to meet its planned production. The Company recorded advances of $5,545 thousand and $6,593 thousand as other current assets as of September 30, 2020 and December 31, 2019, respectively.
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
19. Subsequent Events
Redemption of 6.625% Senior Notes due 2021
The Company completed the redemption
of all of the outstanding
2021 Notes on October 2, 2020 (the “Redemption Date”). The Company paid approximately $227.4 million to fully redeem all of the outstanding $224.25 million aggregate principal amount of the 2021 Notes at a redemption price equal to the sum of 100% of the principal amount of the 2021 Notes,
plus accrued and unpaid interest thereon to, but excluding, the Redemption Date. The redemption of the 2021 Notes was funded by the Company’s Korean subsidiary’s repayment of intercompany loans using the cash proceeds that it received from the sale of the Foundry Services Group business and Fab 4.
On
October 12, 2020, the Company paid a withholding tax of approximately $20,562 thousand, attributable to the repaid accrued interests on the related intercompany loans.

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
Overview
We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT applications, consumer, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile
memory, and radio frequency applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 1,200 registered patents and pending applications and extensive engineering and manufacturing process expertise.
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4. The previously announced sale of the Foundry Services Group business and Fab 4 is expected to strategically shift our operational focus to our standard products business. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations from the first quarter of 2020 and excluded from both continuing operations and segment results for all periods presented. Accordingly, commencing in the first quarter of 2020, we have one reportable segment: our standard products business, together with transitional foundry services associated with our fabrication facility located in Gumi, Korea, known as Fab 3, that we expect to perform for the Buyer for up to three years (the “Transitional Fab 3 Foundry Services”). On September 1, 2020, we completed the sale of our Foundry Services Group business and Fab 4 to Key Foundry Co., Ltd. (the “Buyer”), for a purchase price equal to approximately $350.6 million in cash.
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
converters,
DC-DC
converters, LED drivers, switching regulators, linear regulators, interface ICs and power management ICs (PMICs) for a range of devices, including televisions, smartphones, desktop PCs, notebooks, tablets, servers, telecommunication power, home appliances, industrial applications such as uninterruptible power supplies (UPSs), LED lighting, personal mobility, motor drives, battery management systems (BMS) and automotive electronics.
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

Recent Developments
Redemption of 6.625% Senior Notes due 2021
We completed the redemption of the outstanding 2021 Notes on October 2, 2020. We paid approximately $227.4 million to fully redeem all of the outstanding $224.25 million aggregate principal amount of the 2021 Notes at a redemption price equal to the sum of 100% of the principal amount thereof, plus accrued and unpaid interest on the 2021 Notes, but excluding, the Redemption Date. The redemption of the 2021 Notes was funded by our Korean subsidiary’s repayment of intercompany loans using the cash proceeds that it received from the sale of the Foundry Services Group business and Fab 4. On October 12, 2020, we paid a withholding tax of approximately $20.6 million, attributable to the repaid accrued interests on the related intercompany loans.
Completion of Sale of the Foundry Services Group business and Fab 4
On September 1, 2020, we completed the previously announced sale of our Foundry Services Group business and Fab 4 to the Buyer in exchange for a purchase price equal to approximately $350.6 million, which included an estimated positive working capital adjustment of approximately $5.9 million, pursuant to the terms of the Business Transfer Agreement, which was entered into on March 30, 2020. The purchase price was paid in a combination of U.S. Dollars in the amount of $46.5 million and Korean Won in the amount of approximately KRW 360.6 billion. In addition to the purchase price, the Buyer assumed all severance liabilities relating to the transferred employees, which had a value of approximately $100 million. For a summary of the key terms and conditions of the Business Transfer Agreement, please see our Current Report on Form
8-K
filed on March 31, 2020 and the Business Transfer Agreement filed as Exhibit 10.1 thereto.
Power Outage
On July 20, 2020, our Fab 3 facility in Gumi, South Korea experienced a temporary power outage for approximately 9 hours and 15 minutes. The accident caused certain damage to our work in process wafers and we incurred charges for facility recovery, resulting in an incremental cost of approximately $1.2 million. Management is currently evaluating potential insurance and other claims that we may have to recover our costs incurred as a result of the loss and damages. The recovery of our Fab 3 from this power outage took longer than expected, which limited our ability to produce products in Fab 3 at full capacity, resulting in a lower factory utilization during the third quarter of 2020.
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

Explanation and Reconciliation of
Non-U.S. GAAP
Measures
Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income
We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in our report. Adjusted EBITDA, as we define it, is a
non-U.S. GAAP
measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) loss on early extinguishment of long-term borrowings, net, (v) inventory reserve related to Huawei impact of downstream trade restrictions, (vi) expenses related to Fab 3 power outage and (vii) others. EBITDA for the periods indicated is defined as net income (loss) before interest expense, net, income tax expense, and depreciation and amortization.
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
We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. A reconciliation of net income (loss) to Adjusted EBITDA from continuing operations is as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Income (loss) from continuing operations	$8.5	$(10.8)	$(14.2)	$(44.3)
Interest expense, net	4.9	14.5	4.9	14.8
Income tax expenses	(1.1)	0.8	1.7	3.3
Depreciation and amortization	2.9	8.0	2.6	7.7
EBITDA	$15.0	$12.5	$(5.0)	$(18.5)
Adjustments:
Equity-based compensation expense(a)	2.1	4.4	0.4	1.7
Foreign currency loss (gain), net(b)	(8.9)	13.6	22.0	44.2
Derivative valuation loss (gain), net(c)	(0.1)	(0.2)	0.0	0.2
Loss on early extinguishment of long-term borrowings, net(d)	—	—	—	0.0
Inventory reserve related to Huawei impact of downstream trade restrictions (e)	2.3	2.3	—	—
Expenses related to Fab 3 power outage(f)	1.2	1.2	—	—
Others(g)	—	0.6	—	0.6

Adjusted EBITDA	$11.7	$34.3	$17.4	$28.1

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
(e)
This adjustment eliminates a $2.3 million excess and obsolete inventory charge that we recorded in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. As this charge meaningfully impacted our operational results and is not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge is excluded.

(f)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(g)
For the nine months ended September 30, 2020, this adjustment primarily eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives incurred during the three months ended March 31, 2020. For the nine months ended September 30, 2019, this adjustment primarily eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement during the three months ended March 31, 2019. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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
Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

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
Adjusted Operating Income is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income, income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) Equity-based compensation expense, (ii) inventory reserve related to Huawei impact of downstream trade restrictions, (iii) expenses related to Fab 3 power outage and (iv) others.
The following table summarizes the adjustments to operating income that we make in order to calculate Adjusted Operating Income from continuing operations for the periods indicated:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Operating income	$3.2	$17.8	$14.3	$18.0
Adjustments:
Equity-based compensation expense(a)	2.1	4.4	0.4	1.7
Inventory reserve related to Huawei impact of downstream trade restrictions (b)	2.3	2.3	—	—
Expenses related to Fab 3 power outage(c)	1.2	1.2	—	—
Others(d)	—	0.6	—	0.6

Adjusted Operating Income	$8.8	$26.2	$14.8	$20.3

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
This adjustment eliminates a $2.3 million excess and obsolete inventory charge that we recorded in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. As this charge meaningfully impacted our operational results and is not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge is excluded.

(c)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(d)
For the nine months ended September 30, 2020, this adjustment primarily eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives incurred during the three months ended March 31, 2020. For the nine months ended September 30, 2019, this adjustment primarily eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement during the three months ended March 31, 2019. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

We present Adjusted Net Income (including on a per share basis) as a further supplemental measure of our performance. We prepare Adjusted Net Income (including on a per share basis) by adjusting net income (loss) to eliminate the impact of a number of non-cash
expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (including on a per share basis); is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (including on a per share basis) for a number of reasons, including:

•
we use Adjusted Net Income (including on a per share basis) in communications with our Board of Directors concerning our consolidated financial performance without the impact of non-cash
expenses and the other items as we discussed below since we believe that it is a more consistent measure of our core operating results from period to period; and

•
we believe that reporting Adjusted Net Income (including on a per share basis) is useful to readers in evaluating our core operating results because it eliminates the effects of non-cash
expenses as well as the other items we discuss below, such as foreign currency gains and losses, which are out of our control and can vary significantly from period to period.

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as net income (loss), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss (gain), net, (iii) derivative valuation loss (gain), net, (iv) loss on early extinguishment of long-term borrowings, net, (v) inventory reserve related to Huawei impact of downstream trade restrictions, (vi) expenses related to Fab 3 power outage and (vii) others.
The following table summarizes the adjustments to income (loss) from continuing operations that we make in order to calculate Adjusted Net Income (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Income (loss) from continuing operations	$8.5	$(10.8)	$(14.2)	$(44.3)
Adjustments:
Equity-based compensation expense(a)	2.1	4.4	0.4	1.7
Foreign currency loss (gain), net(b)	(8.9)	13.6	22.0	44.2
Derivative valuation loss (gain), net(c)	(0.1)	(0.2)	0.0	0.2
Loss on early extinguishment of long-term borrowings, net(d)	—	—	—	0.0
Inventory reserve related to Huawei impact of downstream trade restrictions (e)	2.3	2.3	—	—
Expenses related to Fab 3 power outage(f)	1.2	1.2	—	—
Others(g)	—	0.6	—	0.6

Adjusted Net Income	$5.1	$11.0	$8.2	$2.3

Reported earnings (loss) per share – basic	$0.24	$(0.31)	$(0.41)	$(1.29)
Reported earnings (loss) per share – diluted	$0.21	$(0.31)	$(0.41)	$(1.29)
Weighted average number of shares – basic	35,280,864	35,089,479	34,357,745	34,266,513
Weighted average number of shares – diluted	46,581,788	35,089,479	34,357,745	34,266,513
Adjusted earnings per share – basic	$0.15	$0.31	$0.24	$0.07
Adjusted earnings per share – diluted	$0.14	$0.30	$0.21	$0.07
Weighted average number of shares – basic	35,280,864	35,089,479	34,357,745	34,266,513
Weighted average number of shares – diluted	46,581,788	36,151,622	45,516,245	34,955,722

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
(e)
This adjustment eliminates a $2.3 million excess and obsolete inventory charge that we recorded in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. As this charge meaningfully impacted our operational results and is not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge is excluded.

(f)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(g)
For the nine months ended September 30, 2020, this adjustment primarily eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives incurred during the three months ended March 31, 2020. For the nine months ended September 30, 2019, this adjustment primarily eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement during the three months ended March 31, 2019. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

There was no tax impact from the adjustments to net income (loss) to calculate our Adjusted Net Income from continuing operations for the nine months ended September 30, 2020 and 2019 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets. We believe that all adjustments to net income (loss) from continuing operations used to calculate Adjusted Net Income from continuing operations were applied consistently to the periods presented.
Adjusted Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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
Because of these limitations, Adjusted Net Income should not be considered as a measure of profitability of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted Net Income only supplementally.

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
We recognize revenue when risk and reward of ownership pass to the customer either upon shipment, upon product delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the nine months ended September 30, 2020 and 2019, we sold products to 170 customers, in each period, and our net sales to our ten largest customers represented 88% and 90% of our net sales — standard products business, respectively.
We will provide the Transitional Fab 3 Foundry Services for a period up to three years after the sale of the Foundry Services Group business and Fab 4. For the periods prior to the closing of the sale of the Foundry Services Group business and Fab 4 (which is accounted for as a discontinued operation beginning in the first quarter of 2020), revenue derived from the Transitional Fab 3 Foundry Services is recorded at cost in both our continuing and discontinued operations. Following the consummation of the sale, and for up to three years, we are expected to provide the Transitional Fab 3 Foundry Services at an agreed upon cost plus mark-up.
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
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of September 30, 2020, approximately 98% of our employees were eligible for severance benefits.
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
Interest Expense.
Our interest expense was incurred primarily under our 2021 Notes and our Exchangeable Notes. On October 2, 2020, we redeemed all outstanding 2021 Notes. We will not incur interest expense associated with the 2021 Notes from and after October 2, 2020.
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
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income (loss) to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar, as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of September 30, 2020, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $446.0 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
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

Discontinued Operations.
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4 to the Buyer. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. On September 1, 2020, we completed the sale for a purchase price equal to approximately $350.6 million in cash.
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

Results of Operations – Comparison of Three Months Ended September 30, 2020 and 2019
The following table sets forth consolidated results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business	$116.3	93.1%	$139.3	93.4%	$(23.0)
Net sales – transitional Fab 3 foundry services	8.6	6.9	9.9	6.6	(1.3)

Total revenues	124.8	100.0	149.2	100.0	(24.4)
Cost of sales
Cost of sales – standard products business	87.5	70.1	104.0	69.7	(16.5)
Cost of sales – transitional Fab 3 foundry services	8.7	7.0	9.9	6.6	(1.2)

Total cost of sales	96.2	77.1	113.9	76.4	(17.7)

Gross profit	28.6	22.9	35.3	23.6	(6.7)
Selling, general and administrative expenses	12.9	10.3	10.7	7.2	2.2
Research and development expenses	12.5	10.0	10.2	6.9	2.2

Operating income	3.2	2.6	14.3	9.6	(11.1)

Interest expense	(5.5)	(4.4)	(5.5)	(3.7)	0.1
Foreign currency gain (loss), net	8.9	7.1	(22.0)	(14.7)	30.8
Others, net	0.7	0.6	0.7	0.5	0.0

	4.1	3.3	(26.8)	(18.0)	30.9

Income (loss) from continuing operations before income tax expense	7.3	5.9	(12.5)	(8.4)	19.8
Income tax expense (benefit)	(1.1)	(0.9)	1.7	1.2	(2.9)

Income (loss) from continuing operations	8.5	6.8	(14.2)	(9.5)	22.7
Income from discontinued operations, net of tax	264.5	211.9	12.6	8.5	251.9

Net income (loss)	$273.0	218.7	$(1.6)	(1.1)	$274.6

The following sets forth information relating to our continuing operations:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business
Display Solutions	$69.6	55.7%	$90.6	60.7%	$(21.0)
Power Solutions	46.7	37.4	48.7	32.7	(2.0)

Total standard products business	116.3	93.1	139.3	93.4	(23.0)
Net sales – transitional Fab 3 foundry services	8.6	6.9	9.9	6.6	(1.3)

Total revenues	$124.8	100.0%	$149.2	100.0%	$(24.4)

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	% of Net sales	Amount	% of Net sales	Change Amount
	(In millions)
Gross Profit
Gross profit – standard products business	$28.8	24.7%	$35.3	25.3%	$(6.5)
Gross profit – transitional Fab 3 foundry services	(0.2)	(2.1)	—	—	(0.2)

Total gross profit	$28.6	22.9%	$35.3	23.6%	$(6.7)

Revenues
Total revenues were $124.8 million for the three months ended September 30, 2020, a $24.4 million, or 16.3%, decrease compared to $149.2 million for the three months ended September 30, 2019. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $116.3 million for the three months ended September 30, 2020, a $23.0 million, or 16.5%, decrease compared to $139.3 million for the three months ended September 30, 2019. The decrease in net sales from our Display Solutions business line was primarily attributable to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, that impacted the shipment of certain mobile OLED display driver ICs to our customers, and a strategic reduction of our lower margin non-auto
LCD DDIC business. The decrease in net sales from our Power Solutions business line was primarily attributable to the Fab 3 power outage that affected our ability to meet customer demand for some of our Power Solution products during the three months ended September 30, 2020.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $8.6 million and $9.9 million for the three months ended September 30, 2020 and 2019, respectively.
Gross Profit
Total gross profit was $28.6 million for the three months ended September 30, 2020 compared to $35.3 million for the three months ended September 30, 2019, a $6.7 million, or 18.9%, decrease. Gross profit as a percentage of net sales for the three months ended September 30, 2020 decreased to 22.9% compared to 23.6% for the three months ended September 30, 2019. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to a decrease in gross profit and gross profit as a percentage of net sales from our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $28.8 million for the three months ended September 30, 2020, which represented a $6.5 million, or 18.4%, decrease from gross profit of $35.3 million for the three months ended September 30, 2019. Gross profit as a percentage of net sales for the three months ended September 30, 2020 decreased to 24.7% compared to 25.3% for the three months ended September 30, 2019. The decrease was primarily attributable to a $2.3 million of unexpected excess and obsolete inventory charge that we recorded in the third quarter of 2020 in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. The delayed recovery of Fab 3 from the power outage, which resulted in a lower than anticipated utilization rate, also negatively affected both gross profit and gross profit as a percentage of net sales.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(In millions)
Korea	$28.4	24.4%	$36.1	25.9%	$(7.7)
Asia Pacific (other than Korea)	84.2	72.4	100.9	72.4	(16.7)
United States	1.8	1.5	0.5	0.3	1.3
Europe	1.5	1.2	1.5	1.1	(0.1)
Others	0.5	0.4	0.3	0.2	0.2

	$116.3	100.0%	$139.3	100.0%	$(23.0)

Net sales – standard products business in Korea for the three months ended September 30, 2020 decreased from $36.1 million to $28.4 million compared to the three months ended September 30, 2019, which represented a decrease of $7.7 million, or 21.4%, primarily due to a strategic reduction of our lower margin non-auto
LCD DDIC business and lower demand for power products such as MOSFETs primarily for TV and smartphone applications, which was offset in part by an increase in revenue related to our mobile OLED display driver ICs due to an increase in demand for production of new OLED smartphones by Chinese manufacturers due in part to the geographic diversification of our OLED product portfolio amid a
COVID-19-related
disruption. This increase continued until the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, impacted the shipment of certain mobile OLED display driver ICs to certain of our customers.
Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended September 30, 2020 decreased to $84.2 million from $100.9 million in the three months ended September 30, 2019, which represented a decrease of $16.7 million, or 16.5%, primarily due to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, that impacted the shipment of certain mobile OLED display driver ICs to our customers.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $12.9 million, or 10.3%, of total revenues, for the three months ended September 30, 2020, compared to $10.7 million, or 7.2%, of total revenues, for the three months ended September 30, 2019. The increase of $2.2 million, or 20.6%, was primarily attributable to an increase in employee compensation, including equity-based compensation.
Research
and
Development
Expenses.
 Research and development expenses were $12.5 million, or 10.0%, of total revenues, for the three months ended September 30, 2020, compared to $10.2 million, or 6.9%, of total revenues, for the three months ended September 30, 2019. The increase of $2.2 million, or 21.9%, was primarily attributable to an increase in development activities for our
28-nanometer
OLED display driver ICs and an increase in employee compensation, including equity-based compensation.
Operating Income
As a result of the foregoing, operating income of $3.2 million was recorded for the three months ended September 30, 2020, compared to operating income of $14.3 million the three months ended September 30, 2019. As discussed above, the decrease in operating income of $11.1 million resulted primarily from a $6.7 million decrease in gross profit, a $2.2 million increase in selling, general and administrative expenses and a $2.2 million increase in research and development expenses.

Other Income
Interest
Expense.
 Interest expenses were $5.5 million for each of the three months ended September 30, 2020 and September 30, 2019.
Foreign
Currency Gain (Loss),
Net.
 Net foreign currency gain for the three months ended September 30, 2020 was $8.9 million compared to net foreign currency loss of $22.0 million for the three months ended September 30, 2019. The net foreign currency gain for the three months ended September 30, 2020 was due to the appreciation in value of the Korean won relative to the U.S. dollar during the period. The net foreign currency loss for the three months ended September 30, 2019 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2020 and September 30, 2019, the outstanding intercompany loan balances including accrued interest between our Korean subsidiary and our Dutch subsidiary were $446.0 million and $679.6 million, respectively. The decrease in the outstanding intercompany loan balances including accrued interest was primarily attributable to our Korean subsidiary’s repayment of certain loans by our Dutch subsidiary to fund the redemption of the outstanding 2021 Notes on October 2, 2020. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Others,
Net.
Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended September 30, 2020 and September 30, 2019 was $0.7 million in each period.
Income Tax Expense (Benefit)
Income tax benefit for the three months ended September 30, 2020 was $1.1 million, which was primarily attributable to the foreign translation loss realized by our Korean subsidiary upon the repayment of a part of its intercompany loans by the Dutch subsidiary to fund the redemption of the 2021 Notes. Income tax expense of $1.7 million for the three month ended September 30, 2019 was primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for our Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 60% in 2019.
Income (Loss) from Continuing Operations
As a result of the foregoing, income from continuing operations increased by $22.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. As discussed above, the increase in income from continuing operations primarily resulted from a $30.8 million improvement in net foreign currency loss and a $2.9 million decrease in income tax expense, which was offset in part by an $11.1 million decrease in operating income.
Income from Discontinued Operations, Net of Tax
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented.
Income from discontinued operations, net of tax for the three months ended September 30, 2020 was $264.5 million, compared to income from discontinued operations, net of tax of $12.6 million for the three months ended September 30, 2019. The $251.9 million increase in income from discontinued operations, net of tax primarily resulted from a $287.1 million increase in gain on sale of discontinued operations, which was offset in part by a $14.5 million increase in income tax expense, a $10.8 million increase in transaction costs, a $7.1 million increase in restructuring and other charges and a $5.4 million decrease in gross profit.
Net Income (Loss)
As a result of the foregoing, net income of $273.0 million was recorded for the three months ended September 30, 2020 compared to net loss of $1.6 million for the three months ended September 30, 2019. As discussed above, the increase in net income of $274.6 million primarily resulted from a $251.9 million increase in income from discontinued operations, net of tax, mainly attributable to the completion of the sale of the Foundry Service Group business and Fab 4, and a $22.7 million improvement in loss from continuing operations.

Results of Operations – Comparison of Nine Months Ended September 30, 2020 and 2019
The following table sets forth consolidated results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business	$336.0	92.3%	$371.5	93.5%	$(35.6)
Net sales – transitional Fab 3 foundry services	28.2	7.7	25.8	6.5	2.4

Total revenues	364.1	100.0	397.3	100.0	(33.2)
Cost of sales
Cost of sales – standard products business	245.9	67.5	285.6	71.9	(39.7)
Cost of sales – transitional Fab 3 foundry services	28.3	7.8	25.8	6.5	2.6

Total cost of sales	274.3	75.3	311.4	78.4	(37.2)

Gross profit	89.9	24.7	85.9	21.6	4.0
Selling, general and administrative expenses	37.4	10.3	33.8	8.5	3.6
Research and development expenses	34.1	9.4	34.0	8.6	0.0
Other charges	0.6	0.2	—	—	0.6

Operating income	17.8	4.9	18.0	4.5	(0.2)

Interest expense	(16.5)	(4.5)	(16.6)	(4.2)	0.1
Foreign currency loss, net	(13.6)	(3.7)	(44.2)	(11.1)	30.5
Loss on early extinguishment of long-term borrowings, net	—	—	(0.0)	(0.0)	0.0
Others, net	2.3	0.6	1.8	0.5	0.5

	(27.8)	(7.6)	(59.0)	(14.9)	31.2

Loss from continuing operations before income tax expense	(10.0)	(2.7)	(41.0)	(10.3)	31.0
Income tax expense	0.8	0.2	3.3	0.8	(2.5)

Loss from continuing operations	(10.8)	(3.0)	(44.3)	(11.1)	33.4
Income (loss) from discontinued operations, net of tax	289.2	79.4	(1.0)	(0.2)	290.2

Net income (loss)	$278.4	76.5	$(45.3)	(11.4)	$323.6

The following sets forth information relating to our continuing operations:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business
Display Solutions	$216.4	59.4%	$233.0	58.7%	$(16.7)
Power Solutions	119.6	32.8	138.5	34.9	(18.9)

Total standard products business	336.0	92.3	371.5	93.5	(35.6)
Net sales – transitional Fab 3 foundry services	28.2	7.7	25.8	6.5	2.4

Total revenues	$364.1	100.0%	$397.3	100.0%	$(33.2)

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Amount	% of Net sales	Amount	% of Net sales	Change Amount
	(In millions)
Gross Profit
Gross profit – standard products business	$90.0	26.8%	$85.9	23.1%	$4.1
Gross profit – transitional Fab 3 foundry services	(0.2)	(0.6)	—	—	(0.2)

Total gross profit	$89.9	24.7%	$85.9	21.6%	$4.0

Revenues
Total revenues were $364.1 million for the nine months ended September 30, 2020, a $33.2 million, or 8.4%, decrease compared to $397.3 million for the nine months ended September 30, 2019. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $336.0 million for the nine months ended September 30, 2020, a $35.6 million, or 9.6%, decrease compared to $371.5 million for the nine months ended September 30, 2019. The decrease in net sales from our Display Solutions business line was primarily attributable to a strategic reduction of our lower margin non-auto
LCD DDIC business and a decrease in revenue related to our mobile OLED display driver ICs as a result of
COVID-19,
which negatively affected the global smartphone market in 2020. The U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, also impacted the shipment of certain mobile OLED display driver ICs to certain of our customers. The decrease in net sales from our Power Solutions business line was primarily attributable to the significant global macro-economic market disruption due to
COVID-19,
which affected customer demand for some of our Power Solution products.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $28.2 million and $25.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Gross Profit
Total gross profit was $89.9 million for the nine months ended September 30, 2020 compared to $85.9 million for the nine months ended September 30, 2019, a $4.0 million, or 4.6%, increase. Gross profit as a percentage of net sales for the nine months ended September 30, 2020 increased to 24.7% compared to 21.6% for the nine months ended September 30, 2019. The increase in gross profit and gross profit as a percentage of net sales was due to the increase in gross profit and gross profit as a percentage of net sales from our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $90.0 million for the nine months ended September 30, 2020, which represented a $4.1 million, or 4.8%, increase from gross profit of $85.9 million for the nine months ended September 30, 2019. Gross profit as a percentage of net sales for the nine months ended September 30, 2020 increased to 26.8% compared to 23.1% for the nine months ended September 30, 2019. The increase in both gross profit and gross profit as a percentage of net sales was primarily attributable to inventory reserves related to certain legacy display products that were recorded in the first half of 2019 and an improved product mix, which was offset in part by a $2.3 million of unexpected excess and obsolete inventory charge that we recorded in the third quarter of 2020 in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. The delayed recovery of Fab 3 from the power outage, resulting in a lower than anticipated utilization rate, also negatively affected both gross profit and gross profit as a percentage of net sales.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(In millions)
Korea	$81.1	24.2%	$107.3	28.9%	$(26.2)
Asia Pacific (other than Korea)	245.9	73.2	258.3	69.5	(12.3)
United States	4.0	1.2	1.6	0.4	2.4
Europe	3.3	1.0	3.5	.0.9	(0.2)
Others	1.6	0.5	0.8	0.2	0.8

	$336.0	100.0%	$371.5	100.0%	$(35.6)

Net sales – standard products business in Korea for the nine months ended September 30, 2020 decreased from $107.3 million to $81.1 million compared to the nine months ended September 30, 2019, which represented a decrease of $26.2 million, or 24.4%, primarily due to a strategic reduction of our lower margin non-auto
LCD DDIC business and lower demand for power products such as MOSFETs primarily for TV and smartphone applications, which was offset in part by an increase in revenue related to our mobile OLED display driver ICs due to an increase in demand for production of new OLED smartphones by Chinese manufacturers due in part to the geographic diversification of our OLED product portfolio amid a
COVID-19-related
disruption. This increase continued until the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, impacted the shipment of certain mobile OLED display driver ICs to certain of our customers.
Net sales – standard products business in Asia Pacific (other than Korea) for the nine months ended September 30, 2020 decreased to $245.9 million from $258.3 million in the nine months ended September 30, 2019, which represented a decrease of $12.3 million, or 4.8%, primarily due to a decrease in revenue related to our mobile OLED display driver ICs as a result of
COVID-19,
which negatively has affected the global smartphone market in 2020. The U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, also impacted the shipment of certain mobile OLED display driver ICs to certain of our customers.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $37.4 million, or 10.3%, of total revenues, for the nine months ended September 30, 2020, compared to $33.8 million, or 8.5%, of total revenues, for the nine months ended September 30, 2019. The increase of $3.6 million, or 10.6%, was primarily attributable to an increase in employee compensation, including equity-based compensation, and legal and consulting service fees, which was offset in part by a $0.5 million legal settlement charge related to dispute with a prior customer recorded in the first quarter of 2019.
Research
and
Development
Expenses.
 Research and development expenses were $34.1 million, or 9.4%, of total revenues, for the nine months ended September 30, 2020, which remained flat, compared to $34.0 million, or 8.6%, of total revenues, for the nine months ended September 30, 2019.
Other Charges.
Other charges were $0.6 million for the nine months ended September 30, 2020, which consisted of professional service fees and expenses incurred in connection with certain treasury and finance initiatives incurred during the three months ended March 31, 2020.
Operating Income
As a result of the foregoing, operating income of $17.8 million was recorded for the nine months ended September 30, 2020 compared to operating income of $18.0 million the nine months ended September 30, 2019. As discussed above, the decrease in operating income of $0.2 million resulted primarily from a $3.6 million increase in selling, general and administrative expenses and a $0.6 million increase in other charges, which was nearly offset by a $4.0 million increase in gross profit.

Other Income
Interest
Expense.
 Interest expenses were $16.5 million and $16.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.
Foreign
Currency
Loss,
Net.
 Net foreign currency loss for the nine months ended September 30, 2020 was $13.6 million compared to net foreign currency loss of $44.2 million for the nine months ended September 30, 2019. The net foreign currency loss for the nine months ended September 30, 2020 and September 30, 2019 was due to the depreciation in value of the Korean won relative to the U.S. dollar during each period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of September 30, 2020 and September 30, 2019, the outstanding intercompany loan balances including accrued interest between our Korean subsidiary and our Dutch subsidiary were $446.0 million and $679.6 million, respectively. The decrease in the outstanding intercompany loan balances including accrued interest was primarily attributable to our Korean subsidiary’s repayment of certain loans by our Dutch subsidiary to fund the redemption of the outstanding 2021 Notes on October 2, 2020. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Loss on Early Extinguishment of Long-Term Borrowings, Net.
For the nine months ended September 30, 2019, we repurchased a principal amount of $0.3 million and $0.9 million of the 2021 Notes and the Exchangeable Notes, respectively. In connection with these repurchases, we recognized a $0.04 million net loss.
Others,
Net.
Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the nine months ended September 30, 2020 and September 30, 2019 was $2.3 million and $1.8 million, respectively.
Income Tax Expense
Income tax expense was $0.8 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. Income tax expense for the nine months ended September 30, 2020 was primarily attributable to interest on intercompany loan balances, which was offset in part by the income tax benefit due mainly to the foreign translation loss realized by our Korean subsidiary upon the repayment of a part of its intercompany loans by the Dutch subsidiary to fund the redemption of the 2021 Notes. Income tax expense for the nine month ended September 30, 2019 was primarily attributable to interest on intercompany loan balances. Income tax expense was recorded for our Korean subsidiary based on the estimated taxable income for the respective periods, combined with its ability to utilize net operating loss carryforwards up to 60% in 2019 and 2020.
Loss from Continuing Operations
As a result of the foregoing, loss from continuing operations improved by $33.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. As discussed above, the improvement in loss from continuing operations primarily resulted from a $30.5 million improvement in net foreign currency loss and a $2.5 million decrease in income tax expense.
Income (Loss) from Discontinued Operations, Net of Tax
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented.
Income from discontinued operations, net of tax for the nine months ended September 30, 2020 was $289.2 million compared to loss from discontinued operations, net of tax of $1.0 million for the nine months ended September 30, 2019. The $290.2 million increase in income from discontinued operations, net of tax primarily resulted from a $287.1 million increase in gain on sale of discontinued operations, a $30.4 million increase in gross profit due in part to depreciation and amortization associated with the assets classified as those held for sale having been ceased starting in the second quarter of 2020, a $3.3 million decrease in selling, general and administrative expenses and a $2.8 million decrease in research and development expenses, which were offset in part by a $15.7 million increase in income tax expense, a $10.8 million increase in transaction costs, a $5.8 million increase in restructuring and other charges.

Net Income (Loss)
As a result of the foregoing, net income of $278.4 million was recorded for the nine months ended September 30, 2020 compared to net loss of $45.3 million for the nine months ended September 30, 2019. As discussed above, the increase in net income of $323.6 million primarily resulted from a $290.2 million increase in income from discontinued operations, net of tax, mainly attributable to the completion of the sale of the Foundry Service Group business and Fab 4, and a $33.4 million improvement in loss from continuing operations.

Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.
Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Sales of Accounts Receivable and Receivable Discount Program” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of September 30, 2020, we do not have any accounts payable on extended terms or payment deferment with our vendors.
On September 1, 2020, we completed the previously announced sale of our Foundry Services Group business and Fab 4 to the Buyer in exchange for a purchase price equal to approximately $350.6 million, which included an estimated positive working capital adjustment of approximately $5.9 million, pursuant to the terms of the Business Transfer Agreement, which was entered into on March 30, 2020. The purchase price was paid in a combination of U.S. Dollars in the amount of $46.5 million and Korean Won in the amount of approximately KRW 360.6 billion.
On October 2, 2020, we redeemed of all of our outstanding 2021 Notes. We paid approximately $227.4 million to fully redeem all of the outstanding $224.25 million aggregate principal amount of the 2021 Notes at a redemption price equal to the sum of 100% of the principal amount plus accrued and unpaid interest thereon.
On January 17, 2017, we issued an aggregate of $86.3 million in principal amount of our Exchangeable Notes. We may, from time to time, repurchase a portion of our outstanding our Exchangeable Notes through open market purchases or privately negotiated transactions subject to prevailing market conditions and our available cash reserves. In December 2018 and February 2019, we repurchased a principal amount equal to $1.6 million and $0.9 million, respectively, of the Exchangeable Notes in the open market. As of September 30, 2020, our Exchangeable Notes were recorded as a current liability as their maturities were less than one year.
We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.
Working Capital
Our working capital balance as of September 30, 2020 was $244.9 million, compared to $245.5 million as of December 31, 2019. The increase in working capital was primarily attributable to increased cash and cash equivalents as a result of the completion of sale of our Foundry Services Group business and Fab 4, which was offset in part by reclassification of the outstanding Exchangeable Notes and 2021 Notes, which were reclassified as a current liability in the first and third quarter of 2020, respectively.
Cash Flows from Operating Activities
Cash inflow provided by operating activities totaled $51.5 million for the nine months ended September 30, 2020, compared to $30.0 million of cash inflow provided by operating activities for the nine months ended September 30, 2019. The net operating cash inflow for the nine months ended September 30, 2020 reflects our net loss of $8.7 million, excluding gain on sale of discontinued operations, as adjusted favorably by $45.3 million, which mainly consisted of net foreign currency loss, depreciation and amortization, provision for severance benefits, and net favorable impact of $15.0 million from changes of operating assets and liabilities.
Cash Flows from Investing Activities
Cash inflow provided by investing activities totaled $334.0 million for the nine months ended September 30, 2020, compared to $22.6 million of cash outflow used in investing activities for the nine months ended September 30, 2019. The $356.6 million increase in cash inflow was primarily attributable to $350.6 million of proceeds received from the sale of the Foundry Services Group business and Fab 4, a $4.6 million net decrease in hedge collateral and a $1.1 million net decrease in guarantee deposits.

Cash Flows from Financing Activities
Cash inflow provided by financing activities totaled $1.1 million for the nine months ended September 30, 2020, compared to $3.3 million of cash outflow used in financing activities for the nine months ended September 30, 2019. The financing cash inflow for the nine months ended September 30, 2020 was primarily attributable to $2.7 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $1.0 million for the repurchase of our common stock to satisfy tax withholding obligation in connection with the vesting of restricted stock units. The financing cash outflow for the nine months ended September 30, 2019 was primarily attributable to a payment of $1.2 million for the repurchases of 2021 Notes and Exchangeable Notes in the first quarter of 2019 and a payment of $2.4 million for the repurchases of our common stock in January 2019 pursuant to our stock repurchase plan, which was offset in part by $1.0 million of proceeds received from the issuance of common stock in connection with the exercise of stock options.
For additional cash flow information associated with our discontinued operation, please see “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Discontinued Operations and Assets Held for Sale” included elsewhere in this Report.
Capital Expenditures
We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capabilities. For the nine months ended September 30, 2020, capital expenditures for plant, property and equipment were $16.4 million, which remained flat, compared to $16.7 million of capital expenditures for the nine month ended September 30, 2019. The capital expenditures for the nine months ended September 30, 2020 and 2019 were related to meeting customer demand, supporting technology and facility improvement at our fabrication facilities.

Contractual Obligations
The following summarizes our contractual obligations as of September 30, 2020:

	Payments Due by Period
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(In millions)
Exchangeable Notes(1)	$85.8	$—	$85.8	$—	$—	$—	$—
Senior Notes(2)	227.4	227.4	—	—	—	—	—
Operating leases(3)	2.2	0.4	1.5	0.3	0.0	—	—
Finance leases(3)	0.2	0.0	0.1	0.1	0.1	—	—
Water Treatment Services(3)(4)	29.2	1.0	4.0	3.9	3.9	3.7	12.7
Others(5)	13.0	4.5	5.2	1.4	0.8	0.6	0.4

(1)
Interest payments as well as $83.7 million aggregate principal amount of the Exchangeable Notes outstanding as of September 30, 2020, which bear interest at a rate of 5.0% per annum and are scheduled to mature in 2021 if not earlier exchanged at the price of approximately $8.26 per share of common stock.

(2)
Interest payments as well as $224.3 million aggregate principal amount of the 2021 Notes outstanding as of September 30, 2020, which bore interest at a rate of 6.625% per annum and were scheduled to mature in 2021. The notice of redemption was issued in September and the redemption occurred in October after the September 30, 2020 reference date.

(3)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,173.5:1, the exchange rate as of September 30, 2020.
(4)	Includes future payments for water treatment services for our fabrication facility in Gumi, Korea based on the contractual terms.
(5)	Includes license agreements, funding obligations for the accrued severance benefits and other contractual obligations.
The indenture relating to the Exchangeable Notes contains covenants as detailed in “Item 1. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Borrowings” in this Report. Those covenants are subject to a number of exceptions and qualifications. Certain of those restrictive covenants will terminate if the Exchangeable Notes are rated investment grade at any time.
We lease office space and equipment under various operating lease agreements that expire through 2023.
We are a party to an arrangement for the water treatment facility in Gumi, Korea, which includes a
10-year
service agreement.
Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of September 30, 2020, our accrued severance benefits totaled $52.0 million and cumulative contributions to these severance insurance deposit accounts amounted to $1.6 million. Our related cash payments for future contributions are $3.4 million for the remaining period of 2020, to the extent that our obligations are contractual, fixed and reasonably estimable.
We follow U.S. GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.4 million as of September 30, 2020. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.
Off-Balance
Sheet Arrangements
As of September 30, 2020, we did not have any
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
A description of our critical accounting policies that involve significant management judgment appears in our 2019 Form
10-K,
under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no material changes in the matters for which we make accounting estimates in the preparation of our consolidated financial statements for the nine months ended September 30, 2020, except for those related to discontinued operations as a result of changes in reporting that relate to the sale of the Foundry Services Group business and Fab 4.
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
The Foundry Services Group business and Fab 4 is presented as discontinued operations beginning in the first quarter 2020 since all the criteria described above are met. For a divestiture that qualifies as a discontinued operation, all comparative periods presented are reclassified in the consolidated balance sheet. Additionally, the results of operations of a discontinued operation are reclassified to income or loss from discontinued operations, net of tax, for all periods presented. See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2—Discontinued Operations and Assets Held for Sale” for additional information.
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
Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at September 30, 2020 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $8.5 million in our U.S. dollar financial instruments and cash balances.
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
Interest Rate Exposures
As of September 30, 2020, $83.74 million aggregate principal amount of our Exchangeable Notes were outstanding. Interest on the Exchangeable Notes accrues at a fixed rate of 5.0% per annum and is paid semi-annually every March 1 and September 1 of each year until the Exchangeable Notes mature on March 1, 2021. As of September 30, 2020, $224.25 million aggregate principal amount of our 2021 Notes were also outstanding; however, we redeemed all outstanding 2021 Notes on October 2, 2020. Interest on the 2021 Notes accrued at a fixed rate of 6.625% per annum and was paid semi-annually every January 15 and July 15 of each year. Since the interest rates are and were fixed, we have no market interest rate risk related to the Exchangeable Notes and the 2021 Notes.

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
In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to COVID-19
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
Risks Related to Independent Subcontractors
We rely on a number of independent subcontractors and the failure of any of these independent subcontractors to perform as required could adversely affect our operating results.
A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skills and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, Taiwan and Thailand. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels, and, while we specify quality standards, we are not able to directly oversee their day-to-day
operations and the packaging and testing of our devices. Onboarding of a new subcontractor, including as a result of switching from one subcontractor to another, takes approximately three to six months to verify the subcontractor’s capabilities and an additional six to twelve months to receive approval from our customers to use such subcontractor. We could be adversely affected by political disorders, labor disruptions, public health issues (including viral outbreaks such as the
COVID-19
coronavirus) and natural disasters where our subcontractors are located due to the time it would take to onboard a new subcontractor. If our semiconductor packagers and test service subcontractors experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems, experience shutdowns or delays associated with public health issues (such as those associated with the
COVID-19
coronavirus), or decrease the capacity of their operations available to us, our operating results could be adversely affected.
Risks Related to Our International Operations and Trade
Recent changes in international trade policy and the imposition and threats of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.
Since the beginning of 2018, there have been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since March of 2018, the U.S. and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs globally, and between the U.S. and China specifically, may negatively impact the affected countries’ economic conditions, which could negatively affect demand for our products in those countries and materially and adversely affect our business and results of operations of our customers serving the affected markets. Furthermore, imposition of tariffs could increase costs of the end-user
products we supply that we may not be able to pass on to our customers, which could in turn cause a decrease in the sales of our products and services and materially and adversely affect our business and results of operations.
Expanded trade restrictions imposed by the United States may limit our ability to sell to certain customers.
On August 17, 2020, the U.S. Department of Commerce expanded the scope of export restrictions as applied to products directed to Huawei and its affiliates listed on the Bureau of Industry and Security’s Entity List (collectively, “
Huawei
”). While prior restrictions had minimal effect on our ability to supply to customers, the newly expanded restriction would limit our ability to supply to a variety of customers who we believe incorporate our products to those customers’ products directly or indirectly sold to Huawei. As of the date of this Quarterly Report, we are uncertain on the seriousness of the restriction’s impact or duration, nor are we certain about the future trajectory of our business from customers who directly or indirectly supply Huawei with products that incorporate our products. If required by the new restrictions, we will consider applying for export license in order to continue to sell to the affected customers, but at this moment we are unsure whether our application, if we were to apply, will be successful. There is also a possibility that the export restrictions may be further expanded to target other companies besides Huawei, which may have additional impact on our ability to sell to our customers. The export restriction may also affect our contractors, suppliers or customers, and we cannot assure that they will not violate the restriction. Their violations of the restriction may result in fines or criminal sanctions against us, and it may also damage our reputation.

Item 6.	Exhibits.

Exhibit Number	Description

31.1 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: November 6, 2020	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2020	By:	/s/ Young Soo Woo
Young Soo Woo
Chief Financial Officer (Principal Financial Officer)