Form 10-K
period 2020-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2021-03-09
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    ☐   Yes    ☒   No
State the aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$
332,177,863.40.
As of February
26
, 2021
, the registrant had 46,130,726

shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders will be incorporated by reference into Part III of this Annual Report on Form
10-K
or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
INDUSTRY AND MARKET DATA
We have made statements in this Annual Report on Form
10-K
for the year ended December 31, 2020 (this “Report”) regarding our industry and our position in the industry based on our experience in the industry and our own views of market conditions, but we have not independently verified those statements. We do not have any obligation to announce or otherwise make publicly available updates or revisions to forecasts contained in these documents.
Statements made in this Report, unless the context otherwise requires, include the use of the terms “us,” “we,” “our,” the “Company” and “Magnachip” to refer to Magnachip Semiconductor Corporation and its consolidated subsidiaries. The term “Korea” refers to the Republic of Korea or South Korea. On September 1, 2020, we completed the sale of our Foundry Services Group business and our fabrication facility located in Cheongju to Key Foundry Co., Ltd. Unless otherwise noted herein, historical operational metrics presented herein do not include those of the Foundry Services Group.
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

Item 1. Business
General
We are a designer and supplier of analog and mixed-signal semiconductor platform solutions for communications, Internet of Things (“IoT”) applications, consumer, industrial and automotive applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 1,200 registered patents and pending applications and extensive engineering and manufacturing process expertise. On September 1, 2020, we completed the previously announced sale of our Foundry Services Group business and its fabrication facility located in Cheongju known as “Fab 4,” marking a strategic shift in our operational focus to our standard products business. For a further description of the Foundry Services Group business, see “—Legacy Foundry Services Group Business” below. Our standard products business includes our Display Solutions and Power Solutions business lines. Our Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. Our Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer, computing, servers and industrial applications.
Our wide variety of analog and mixed-signal semiconductor products allow us to address multiple high-growth end markets and rapidly develop and introduce new products in response to market demands. Our design center and substantial manufacturing operations in Korea place us at the core of the global electronics device supply chain. We believe this enables us to quickly and efficiently respond to our customers’ needs, and allows us to better serve and capture additional demand from existing and new customers.
We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. As a result, we have been able to strengthen our technology and develop products that are in high demand by our customers and end consumers. We sold approximately 400 distinct products in the year ended December 31, 2020 with a substantial portion of our revenues derived from a concentrated number of customers.
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
For the year ended December 31, 2020, we generated total revenues of $507.1 million, net income of $345.0 million, Adjusted EBITDA of $52.9 million, Adjusted Operating Income of $41.6 million and Adjusted Net Income of $28.3 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report for an explanation of our use of Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income and a reconciliation to income (loss) from continuing operations prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
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

On December 30, 2020, we changed our name from “MagnaChip Semiconductor Corporation” to “Magnachip Semiconductor Corporation.”
Legacy Foundry Services Group Business
On September 1, 2020, we completed the sale of our Foundry Services Group business and our fabrication facility located in Cheongju to Key Foundry Co., Ltd. This sale was part of a strategic shift in our operational focus to our standard products business. The Foundry Services Group provided specialty analog and mixed signal foundry services mainly for fabless and Integrated Device Manufacturer semiconductor companies.
Our Products
Our Display Solutions line of products provide flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automotives, entertainment devices, notebook PCs, monitors and liquid crystal display (LCD), organic light emitting diodes (OLED), Micro light emitting diode (LED) televisions. Our Display Solutions line of products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicon thin film transistor (LTPS TFT), as well as high-volume display technologies such as amorphous silicon thin film transistors
(a-Si
TFTs). Our Display Solutions products represented 59.0%, 59.3% and 55.0% of our total revenues for the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
We expanded our business and market opportunity by establishing our Power Solutions product line in late 2007. We have introduced a number of power management semiconductor products, including discrete and integrated circuit solutions for power management in high-volume consumer applications. These products include metal oxide semiconductor field effect transistors (MOSFETs), insulated-gate bipolar transistors (IGBTs),
AC-DC
converters,
DC-DC
converters, LED drivers, switching regulators, linear regulators and power management integrated circuits (PMICs) for a range of devices, including televisions, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electronics, and industrial applications such as power suppliers,
e-bike,
photovoltaic inverter, LED lighting, motor drive and home appliances. Our Power Solutions products represented 32.8%, 33.9% and 36.4% of our total revenues for the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
Market Opportunity
The semiconductor market is large and is expanding its applications. Growth in this market is being driven by consumers seeking to enjoy a wide variety of rich media content, such as high definition audio and video, mobile devices, televisions and games. Recently, industrial applications such as power suppliers,
e-bikes,
photovoltaic inverters, LED lighting and motor drives are also driving growth in the semiconductor market. Electronics device manufacturers recognize that the consumer entertainment experience plays a critical role in differentiating their products. To address and further stimulate consumer demand, electronics manufacturers have been driving rapid advances in the technology, functionality, form factor, cost, quality, reliability and power consumption of their products. Electronics manufacturers are continuously implementing advanced technologies in new generations of electronic devices using analog and mixed-signal semiconductor components, such as display drivers that enable display of high resolution images, encoding and decoding devices that allow playback of high definition audio and video, and power management semiconductors that increase power efficiency, thereby improving heat dissipation and extending battery life. These advanced generations of consumer devices are growing faster than the overall electronics device market.
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
Requirements of Leading Electronic Devices Manufacturers
We believe our target customers view the following characteristics and capabilities as key differentiating factors among available analog and mixed-signal semiconductor suppliers:

•
Broad Offering of Differentiated Products with Advanced System-Level Features and Functions.
Leading electronic devices manufacturers seek to differentiate their products by incorporating innovative semiconductor products that enable unique system-level functionality and enhance performance. These consumer electronics manufacturers seek to closely collaborate with semiconductor solutions providers that continuously develop new and advanced products, and technologies that enable state of the art features and functions, such as bright and thin displays, small form factor and energy efficiency.

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

•
Focus on Delivering Highly Energy-Efficient Products.
Consumers increasingly seek longer
run-time,
environmentally friendly and energy-efficient consumer electronic products. In addition, there is an increasing regulatory focus on reducing energy consumption of consumer electronic products. As a result of a global focus on more environmentally friendly products, our customers are seeking analog and mixed-signal semiconductor suppliers that have the technological expertise to deliver solutions that satisfy these ever increasing regulatory and consumer power efficiency demands.

Our Competitive Strengths
Designing and manufacturing analog and mixed-signal semiconductors capable of meeting the evolving functionality requirements for electronics devices are challenging. In order to grow and succeed in the industry, we believe semiconductor suppliers must have a broad, advanced intellectual property portfolio, product design expertise, comprehensive product offerings and specialized manufacturing process technologies and capabilities. Our competitive strengths enable us to offer our customers solutions to solve their key challenges. We believe our strengths include:

•
Advanced Analog and Mixed-Signal Semiconductor Technology.
Our long operating history, large patent portfolio, extensive engineering and manufacturing process expertise and analog and mixed-signal intellectual property allow us to leverage our technology and develop new products across multiple end markets. Our product development efforts are supported by a team of over 200 engineers as of the date of this Annual Report. Our platform allows us to develop and introduce new products quickly and integrate numerous functions into a single product. For example, we were one of the first companies to introduce a commercial OLED display driver for mobile phones.

•
Established Relationships and Close Collaboration with Leading Global Electronics Companies.
We have a long history of supplying and collaborating on product and technology development with leading innovators in the consumer electronics market. Our close customer relationships have been built based on many years of close collaborative product development, which provides us with deep system-level knowledge and key insights into our customers’ needs. As a result, we are able to continuously strengthen our technology in areas of strategic interest for our customers and focus on those products that our customers and end consumers demand the most.

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

•
Broad Portfolio of Product Offerings Targeting Large, High-Growth Markets.
We continue to develop a wide variety of analog and mixed-signal semiconductor solutions for multiple high-growth electronics device end markets. We believe our expanding product offerings allow us to provide additional products to new and existing customers and to cross-sell our products to our established customers. For example, we have leveraged our technology expertise and customer relationships to develop and grow power management solutions to customers. Our power management solutions enable our customers to increase system stability and improve heat dissipation and energy use, resulting in improved system efficiency and system cost savings for our customers, as well as environmental benefits. We have been able to sell these new products to our existing customers as well as expand our customer base.

•
Highly Efficient Manufacturing Capabilities.
Our manufacturing strategy is focused on optimizing our asset utilization across our display driver and power management products, which enables us to maintain the price competitiveness of our products through our low-cost
operating structure and improve our operational efficiency. We believe the location of our primary manufacturing and research and development facilities in Asia and the relatively low need for ongoing capital expenditures provide us with a number of cost advantages.

Our Strategy
Our objective is to grow our business, cash flow and profitability and to continue strengthening our position in the semiconductor industry as a leading provider of analog and mixed-signal semiconductor products for high-volume markets. Our business strategy emphasizes the following key elements:

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

•
Broaden Our Customer Base.
We expect to continue to expand our global customer base, particularly in China, Hong Kong, and Taiwan, which we collectively refer to as Greater China, and other high-growth geographies, to penetrate new accounts. In addition, we intend to introduce new products and variations of existing products to address a broader customer base. In order to broaden our market penetration, we are complementing our direct customer relationships and sales with an improved base of distributors, with a particular focus on the growth of our power management business.

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

•
Optimize Asset Utilization, Return on Capital Investments and Cash Flow Generation.
We intend to keep our capital expenditures relatively low by maintaining our focus on specialty process technologies that do not require substantial investment in frequent upgrades to the latest manufacturing equipment. By utilizing our manufacturing facilities for our Display Solutions and Power Solutions products, we seek to maximize return on our capital investments and our cash flow generation.

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
(COG),
chip-on-film
(COF) and
chip-on-plastic
(COP) for rigid, flexible
bezel-less,
edge type, and trench type OLED displays. Our advanced display drivers incorporate LTPS TFT and OLED panel technologies that enable the highest resolution displays. Furthermore, we are developing a broad intellectual property portfolio to improve the quality and the power efficiency of displays, including the development of our contents-based automatic brightness control (CABC), automatic current limit (ACL), image enhancement and optical compensation technology for OLED displays.
Expertise in ultra-high voltage (UHV), high voltage and deep trench BCDMOS process technologies, low power analog and mixed-signal design capabilities and packaging know-how
are key requirements in the power management market. We are currently leveraging our capabilities in these areas with products such as
AC-DC
converters,
DC-DC
converters, LED drivers, linear regulators and analog switches, power MOSFETs and IGBTs. We believe our system-level understanding of applications such as LCD televisions, smartphones, computing, and servers will allow us to more quickly develop and customize power management solutions for our customers in these markets.
Products by Business Line
Our broad portfolio of products addresses multiple high-growth, consumer-focused end markets. A key component of our product strategy is to supply multiple related product offerings to each of the end markets that we serve.
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

•
Large Display Solutions.
We provide display solutions for a wide range of flat panel display sizes used in LCD TVs, OLED TVs, Micro LED TVs as well as IT applications such as monitors, notebook PCs, tablet PCs, automobiles and public information displays.

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
TFT-LCD Source Drivers
•  480 to 1,542 output channels
•  6-bit
(262 thousand colors),
8-bit
(16 million colors),
10-bit
(1 billion colors)
•  Output voltage ranging from 9V to 18V
•  Low power consumption and low EMI
•  COF package types
•  EPI,
m-LVDS,
AIPI, USI interface technologies
• LCD/LED TVs • Notebooks • LCD/LED monitors • Automotive

Product	Key Features	Applications
TFT-LCD Gate Drivers	• 272 to 960 output channels • Output voltage ranging from 30V to 45V • COF and COG package types	• Tablet PCs • LCD/LED TVs • Notebooks • Automotive

Timing Controllers	• Wide range of resolutions • EPI, m-LVDS, MIPI, USI-T interface technologies • Input voltage ranging from 1.6V to 3.6V	• Tablet PCs • Public information display

OLED Source Drivers	• 960 output channels • 10 bit (1 billion colors) • Output voltage: 18V • COF package type • EPI interface technology	• OLED TVs

Micro LED Drivers*	• 480 output channels (3 Mux) • 10 bit (1 billion colors) • Output voltage: max 18V • COF package type • USI-M interface technology	• Micro LED TVs

*	In customer qualification stage
Mobile Display Solutions.
Our mobile display solutions incorporate the industry’s most advanced display technologies, such as OLED and LTPS, as well as high-volume technologies such as
a-Si
TFT. Our mobile display products offer specialized capabilities, including high speed serial interfaces, such as mobile display digital interface (MDDI), MIPI, reduced swing differential signaling interface (RSDS) and logic-based OTP memory. We focus extensively on reducing the die size of our mobile display drivers and other solutions products to reduce costs. For example, we have implemented several solutions to reduce die size in mobile display drivers, such as optimizing design schemes and design rules and applying specific technologies that we have developed internally. Further, we are building a distinctive intellectual property portfolio that allows us to provide features that reduce power consumption, such as CABC and ACL. This intellectual property portfolio will also support our power management product development initiatives, as we leverage our system level understanding of power efficiency. Our OLED driver ICs can support various configurations such as high resolution from FHD+(2,240x1,080) to QHD+(3,120x1,440), wide aspect ratio from 16:9 to 21:9 and flexible bezel-less,
edge type, and trench type OLED displays. In the transition to, and adoption of, 5G, fast responses and high frame rates such as 90Hz and 120Hz are becoming essential product offerings. To meet this new and evolving demand, we have developed and mass produced our OLED display driver IC, which supports 90Hz/120Hz/144Hz high frame rates.
The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development, for mobile displays:

Product	Key Features	Applications
OLED	• Resolutions of HD720, WXGA, FHD, FHD+, QHD and QHD+ • Aspect ratio from 16:9 to 21:9 • Color depth of 1 billion • MIPI, eRVDS interface • Logic-based OTP • ABC, ACL	• Smartphones • Game consoles • Digital still cameras • Tablet PCs • Virtual reality headsets • Automotive

Product	Key Features	Applications
LTPS	• Resolutions of VGA, WSVGA, WVGA and DVGA • Color depth of 16 million • MDDI, MIPI interface • Logic-based OTP • Separated gamma control	• Smartphones • Digital still cameras

a-Si TFT	• Resolutions of WQVGA and HVGA • Color depth of 16 million • RSDS, MDDI, MIPI interface • CABC • Separated gamma control	• Mobile phones • Digital still cameras • Automotive

Power Solutions
We develop, manufacture and market power management solutions for a wide range of end-market
customers. The products include MOSFETs, IGBTs,
AC-DC
converters,
DC-DC
converters, LED drivers, regulators, for a range of devices, including LCD, LED, and UHD televisions, digital signage, smartphones, mobile phones, wearable devices, desktop PCs, notebooks, tablet PCs, other consumer electronics, consumer appliances and industrial applications such as power suppliers,
e-bikes,
photovoltaic inverters, LED lighting and motor drives.

•	MOSFETs. Our MOSFETs include low-voltage to mid-voltage, Trench MOSFETs, 12V to 200V, high-voltage Planar MOSFETs, 200V through 650V, and super junction MOSFETs, 500V through 900V.
MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. The key application segments are smartphones, mobile phones, wearable devices, LCD, LED, and UHD televisions, desktop PCs, notebooks, tablet PCs, servers, lighting and power supplies for consumer electronics and industrial equipment. MOSFETs allow electronics manufacturers to achieve specific design goals of high efficiency and low standby power consumption. For example, computing solutions focus on delivering efficient controllers and MOSFETs for power management in VCORE, DDR and chipsets for audio, video and graphics processing systems.

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

•
SSD PMICs.
We also provide solid state drive power management integrated circuits (SSD PMICs) for the computing segment. Our product is designed for high frequency switching, high efficiency and pulse frequency modulation (PFM) function to reduce power consumption in low load converters.

•
Logic PMICs.
We also provide logic power management integrated circuits (PMICs) for organic light-emitting diode (OLED) display panel. Our PMICs provide optimized power to source driver, gate driver and timing controller
(T-CON)
of OLED display panel with multi-channel power block (boost converter, buck converter,
Op-Amps
and positive/negative LDOs.)

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
The following table summarizes the features of our products, both in mass production and in customer qualification, which is the final stage of product development:

Product	Key Features	Applications
Low-Mid Voltage MOSFET	• Voltage options of 12V-200V* • Advanced Trench MOSFET Process • High cell density • Advanced packages to enable reduction of PCB mounting area	• Smartphones, mobile phones, and wearable devices • Tablet PCs, Notebooks • Desktop PCs, Servers • LCD/LED TVs • Industrial applications • Cryptocurrency miner

High Voltage MOSFET
•  Voltage options of 200V-650V
•  R2FET (rapid recovery) option to shorten reverse diode recovery time
•  Zener diode option for MOSFET protection for abnormal input
•  Advanced Planar MOSFET Process
•  Advanced packages to enable reduction of PCB mounting area
• Adaptors for tablet PC/mobile phone/smartphone • Power supplies • Lighting (ballast, HID, LED) • Industrial applications • LCD/LEDTVs

Super Junction MOSFET
•  Voltage options of 500V-900V
•  Low R
DS(ON)
•  Epi stack process
•  Zener diode option for MOSFET protection for abnormal input
•  Advanced SJ MOSFET process
•  Advanced packages to enable reduction of PCB mounting area
• LCD/LED/UHD TVs • Lightings applications (ballast, HID, LED) • Smartphones • Power supplies • Servers • Industrial applications

IGBTs	• Voltage options of 650V/1200V • Field Stop Trench IGBT • Current options from 15A to 100A	• Industrial applications • Consumer appliances

AC-DC Converter	• Wide control range for high power application (>150W) • Advanced BCDMOS process • High Precision Voltage Reference • Very low startup current consumption	• LCD/LED/UHD TVs • Power supplies

Product	Key Features	Applications

DC-DC Converters	• High efficiency, wide input voltage range • Advanced BCDMOS process • Fast load and line regulation • Accurate output voltage • OCP, SCP and thermal protections	• LCD/LED/UHD TVs • Smartphones • Mobile phones • Notebooks • Set-top boxes

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
•  Simple solutions with external components fully integrated
•  Advanced high voltage BCDMOS process
•  Accurate LED current control and high power factor and low THB
• AC and DC LED lighting

Regulators	• Single and multi-regulators • Low Noise Output regulators • Wide range of input voltage and various output current • CMOS and BCDMOS processes • LDO (Low Drop Out — Linear Regulator)	• Smartphones and Mobile phones • Notebooks • Computing

SSD PMIC	• High current buck • PFM function • High frequency switching • High efficiency • High integration technology • Small QFN package	• Computing

Logic PMIC	• High current boost • Integrated pass transistor • LDO • 3channel high current buck • Negative Charge Pump • 2channel buffer Op-Amp. • Tiny Wafer Level CSP	• Notebooks • Tablet PCs

Sales and Marketing
We focus our sales and marketing strategy on continuing to grow and leverage our existing relationships with leading consumer electronics OEMs, while expanding into industrial and automotive end markets. We believe our close collaboration with customers allows us to align our product and technology development with our customers’ existing and future needs. Because our customers often service multiple end markets, our product sales teams are organized by customers within the major geographies. We believe this facilitates the sale of products that address multiple end-market
applications to each of our customers.
We sell our products through a direct sales force and a network of authorized agents and distributors. We have strategically located our sales and technical support offices near our customers. Our direct sales force consists primarily of representatives co-located
with our design center in Korea, as well as our local sales and support offices and sales liaisons in Japan, Greater China, Taiwan and Europe. We have a network of agents and distributors in Korea, Japan, Greater China, Taiwan and Europe. For the years ended December 31, 2020, 2019 and 2018, we derived 75%, 75% and 71% of net sales from our standard products business through our direct sales force, respectively, and 25%, 25% and 29% of net sales from our standard products business through our network of authorized agents and distributors, respectively.
Customers
We sell our Display Solutions and Power Solutions products to consumer, computing and industrial electronics OEMs, original design manufacturers and electronics manufacturing services companies, as well as subsystem designers. For the years ended December 31, 2020, 2019 and 2018, our ten largest customers accounted for 87.6%, 89.5% and 84.9% of net sales from our standard products business, respectively. Our arrangements with and reliance on key customers, particularly customers for our display products, may make it less practicable to pursue certain opportunities with other potential new and existing customers For the year ended December 31, 2020, sales to Samsung Display represented 56.2% of net sales from our standard products business and 87.5% of our Display Solutions division’s net sales. For the year ended December 31, 2019, sales to Samsung Display represented 53.8% of net sales from our standard products business and 84.5% of our Display Solutions division’s net sales. For the year ended December 31, 2018, sales to Samsung Display represented 34.1% of net sales from our standard products business and 56.6% of our Display Solutions division’s net sales, and LG Display represented 23.4% of net sales from our standard products business and 38.9% of our Display Solutions division’s net sales. For the year ended December 31, 2020, we recorded revenues of $5.1 million from customers in the US and $460.4 million from all foreign countries, of which 61.9% was from Greater China, 23.1% from Korea and 10.8% from Vietnam. For the year ended December 31, 2019, we recorded revenues of $2.4 million from customers in the US and $482.4 million from all foreign countries, of which 68.2% was from Greater China and 27.5% from Korea. For the year ended December 31, 2018, we recorded revenues of $2.0 million from customers in the US and $423.5 million from all foreign countries, of which 51.2% was from Greater China and 41.6% from Korea. All information pertaining to the geographic source of revenues is with respect to the geographic location to which our products are billed.
Intellectual Property
As of December 31, 2020, our portfolio of intellectual property assets included approximately 1,044 registered patents and 158 pending patent applications. Approximately 548 and 54 of our patents and pending applications, respectively, are novel in that they are not a foreign counterpart of an existing patent or patent application. Because we file patents in multiple jurisdictions, we additionally have approximately 496 registered patents and 104 pending applications that relate to identical technical claims in our base patent portfolio. Our patents expire at various times approximately over the next 19 years. While these patents are in the aggregate important to our competitive position, we do not believe that any single registered or pending patent is material to us.

See “Item 1A. Risk Factors—Risks Related to Our Business—Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, proprietary technology and know-how,
as well as our ability to operate without infringing the proprietary rights of others.”
Competition
We operate in highly competitive markets characterized by rapid technological change and continually advancing customer requirements. Although no one company competes with us in all of our product lines, we face significant competition in each of our market segments. Our competitors include other independent and captive manufacturers and designers of analog and mixed-signal integrated circuits, including display driver and power management semiconductor devices.
We compete based on design experience, manufacturing capabilities, the ability to satisfy customer needs from the design phase through the shipping of a completed product, length of design cycle and quality of technical support and sales personnel. Our ability to compete successfully will depend on internal and external variables, both within and outside of our control. These variables include the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields, capacity availability, customer service, pricing, industry trends and general economic trends.
Human Capital
Our worldwide workforce consisted of 880 employees (full- and part-time) as of December 31, 2020, of which 194 were involved in sales, marketing, general and administrative, 222 in research and development (including 90 with advanced degrees), 42 in quality, reliability and assurance, and 422 in manufacturing (comprised of 44 in engineering and 378 in operations, maintenance and others). As of December 31, 2020, 395 employees, or approximately 45% of our workforce, were represented by the Magnachip Semiconductor Labor Union. Our employees leverage their extensive expertise in engineering, design and process to accelerate the advancement of technology and be leaders in our industry. We pride our company on being a great workplace where employees from diverse backgrounds can reach their full potential.
Values and Culture
Our core values represent a commitment to building an environment of trust with our employees, customers, investors and the communities in which we operate. Through our values and culture, we strive to shape a better future not only for ourselves and our customers, but for humanity as a whole. At Magnachip, we strive to foster effective collaboration by respecting different perspectives, giving and receiving constructive feedback, and supporting one another.
Inclusion and Diversity
We support all employees, regardless of gender, gender identity or expression, age, veteran status, race, ethnicity, national origin, religion or disability. We place great importance on inclusion and diversity within the workplace. An inclusive and diverse culture creates a happier, more relaxed work environment.
Labor and Ethics
Magnachip strives to provide and maintain a working environment where management and employees are happy and treated with dignity and respect. Magnachip adheres to human rights and labor standards of international labor organizations, such as the United Nations and the International Labor Organization. Magnachip prohibits all forms of discrimination based on gender, race, nationality, religion and age to ensure all employees work in a safe and fair environment.

Empowering Great Talent
We offer a variety of offline training programs, including courses in the areas of design, engineering and technology, as well as courses at different job levels and leadership education. We also offer a number of online training programs, including in the areas of management/leadership and business skills such as presentation, negotiation, reporting, Information Technology and foreign language, which allow employees to improve their capabilities without time and space constraints. Every year, a majority of our employees are required to complete certain educational programs in the areas of information security, industrial safety and health, and sexual harassment prevention.
We believe the foundation of Magnachip is our research and development (“R&D”) talent. To ensure R&D technical professionals continue to advance their skills and knowledge, we have technology committees that attend regular seminars and conduct periodic research. We have a reward program for exemplary research.
We also offer a Vision Seminar, which is led by our CEO and is designed to share our company’s vision, strategy and the management’s key messages to employees. Additionally, the CEO and management regularly communicate with employees through CEO letters and town hall meetings.
Compensation and Benefits
We strive to reward employees with competitive compensation based on contribution and performance. We periodically evaluate market practices for compensation and benefits, including with respect to job function, role and responsibility, job level and region, and regularly review whether our compensation levels and distribution methods are fair and equitable. Additionally, we have long- and mid-term
retention programs to attract and retain high-performing key talent.
We offer various employee benefits under the company philosophy that ensuring employees enjoy a happier life with their families is as critical as promoting their own health and well-being. All employees and their family members have access to annual medical checkup programs. Employees also have access to other benefits such as personal pensions, housing assistance, medical reimbursement plans and educational assistance programs.
Safety and Wellness
During and after the
COVID-19
pandemic, our top priority is ensuring health and safety of our employees and their families. We built a companywide control tower to provide appropriate response guidance as the pandemic has evolved, and have secured internal/external capabilities to respond to emergencies systematically. In response to the
COVID-19
pandemic, we quickly instituted infrastructure to support remote working, so that our employees could work from home in a safe and stable environment. In addition, we have installed safety facilities within our business sites.
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
10-K,
10-Q
and
8-K,
respectively, and all amendments to these materials after such reports and amendments are filed with the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning us at the following address or phone number: c/o Magnachip Semiconductor, Ltd., 15F 501
Teheran-ro,
Gangnam-gu,
Seoul 06168, Korea Attention: General Counsel and Secretary; the telephone number at that address is
82-2-6903-7877.
Information About Our Executive Officers
The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Young-Joon (YJ) Kim	56	Director and Chief Executive Officer
Young Soo Woo	56	Chief Financial Officer
Theodore Kim	51	Chief Compliance Officer, General Counsel and Secretary
Woung Moo Lee	58	General Manager of Worldwide Sales
Chan Ho Park	57	General Manager of Power Solutions

Young-Joon (YJ) Kim, Director, Member of the Risk Committee and Chief Executive Officer.
Mr. YJ Kim became our Chief Executive Officer in May 2015 and has also served as a director on our Board since that time. In February 2020, Mr. Kim assumed the additional role of General Manager of the Display business to capitalize on attractive growth opportunities in OLED display and other relevant emerging markets. He also served as the acting General Manager of Foundry Services Group from January 2019 until the completion of the sale of the Foundry Services Group and the factory in Cheongju (“Fab 4”) on September 1, 2020. Mr. Kim joined our company in May 2013 and served as our Executive Vice President and General Manager, Display Solutions Division. He was promoted to Interim Chief Executive Officer in May 2014. Prior to joining our company, Mr. Kim held a variety of senior management roles at several global semiconductor firms in a career spanning about 33 years. His past roles include marketing, engineering, product development and strategic planning, and his product expertise includes microprocessors, network processors, FLASH, EPROM, analog, mixed-signal, sensors, wireless base station, workstations and servers. Immediately before joining our company, Mr. Kim served as Vice President, Infrastructure Processor Division, and General Manager of the OCTEON Multi-Core Processor Group of Cavium, Inc., where he worked from 2006 to 2013. Prior to Cavium, Mr. Kim served as Core Team Lead and General Manager of the Tolapai Program at Intel Corporation from 2004 to 2006. In 1998, Mr. Kim co-founded
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
Young Soo Woo, Chief Financial Officer
.
Mr. Young Soo Woo was appointed Chief Financial Officer of our company in May 2020. Prior to joining our company, he served as the Chief Executive Officer of CoreeGroup, which owns and manages companies engaged in infant care service, pharmaceuticals and related research and technology businesses, from January 2020 to May 2020. Before CoreeGroup, from April 2017 to August 2019, Mr. Woo served as the Group Chief Financial Officer of Chong Kun Dang Holdings Corporation (“CKDH”), a public company and leading Korean pharmaceutical conglomerate, and also served as its Chief Executive Officer from March 2018 to August 2019. Before joining CKDH, Mr. Woo served as the General Secretary of the Kochon Foundation, a non-profit
organization founded by the founder of CKDH, from March 2016 to April 2017. Prior to the Kochon Foundation, Mr. Woo served as the acting President of
Dong-A
One from June 2015 to October 2015, having been appointed to implement an internal restructuring plan. Prior to
Dong-A
One, from 2012 to 2014 Mr. Woo served in various positions at KT Corporation, one of the largest telecom companies in Korea, including as Head of Strategic Planning Office and Deputy Head of Finance Office. From 1997 to 2012, Mr. Woo served various management positions at technology and manufacturing companies, including as Chief Operating Officer and Chief Strategy Officer of Hankook Tire, and as Managing Director, Corporate Strategy of Hanaro Telecom. While at Hanaro Telecom, Mr. Woo played a key role in its initial listing on NASDAQ in 2000. Mr. Woo has extensive experience in financial planning and analysis, cost control, strategy, mergers and acquisitions, initial public offerings and risk management. Mr. Woo earned a B.A. degree in Economics from Seoul National University and received his M.A. and Ph.D. degrees in Economics from Cornell University.
Theodore Kim, Chief Compliance Officer, General Counsel and Secretary.
Mr. Theodore Kim (T. Kim) became our Chief Compliance Officer in May 2015, and became our General Counsel and Secretary in November 2013. Mr. T. Kim previously served as our Senior Vice President from November 2013 to May 2015. Prior to joining Magnachip, Mr. T. Kim served as Head Lawyer, Global Business Development at Samsung Fire & Marine Insurance from October 2012 to October 2013. Mr. T. Kim was employed by Gibson, Dunn & Crutcher LLP, a law firm, from October 2005 to July 2012, serving most recently as Of Counsel. Prior to that, he served as Foreign Legal Consultant at Kim & Chang, a law firm in Korea, from 2001 to 2005, and prior to that, he worked as an associate attorney at Morrison & Foerster LLP, a law firm, from 1997 to 2001. Mr. Kim holds a

B.A. degree in Economics and a B.S. degree in Mechanical Engineering from the University of California, Irvine, and a J.D. degree from the University of California, Los Angeles, School of Law.
Woung Moo Lee, General Manager of Worldwide Sales.
Mr. Woung Moo Lee was named as General Manager of Worldwide Sales since June of 2020. Prior to that, Mr. Lee served as General Manager of Worldwide Sales and Power Solutions from February 2020. Mr. Lee had been appointed as General Manager of the Standard Products Group in 2015 and prior to that served as our Senior Vice President, Korea Sales from 2013. Before joining our company, he was one of the founding executives and served as Vice President of Global Strategy and Marketing, Samsung LED Co., Ltd. from 2009 to 2011. In 1984, Mr. Lee began his career as a memory semiconductor design engineer and served as Vice President of Memory Strategy & Marketing Team at Samsung Electronics Co., Ltd. until 2009. Mr. Lee received the prestigious “Proud Samsung Employee Award” in 2005 and holds a B.S. degree in Electron.
Chan Ho Park
,
General Manager of Power Solutions.
Dr. Chan Ho Park became our General Manager of Power Solutions in June 2020 with over 30 years of hands-on
experience in the development of discrete power devices and market insights throughout the power semiconductor industry. Prior to joining our company, he was a senior staff at Vishay Intertechnology Inc. since March, 2014. He developed cutting-edge technology platforms for low voltages MOSFETs having 1.5 giga-cell density and provided high and low side MOSFETs for DrMOS to various power stage solutions. Dr. Park started his professional career in 1986 as a design engineer in the field of BJT,
J-FET,
and Schottky Diode at Samsung Electronics, located in Bucheon, Korea. Afterwards, he worked for Fairchild Semiconductor in West Jordan, Utah and for Vishay Siliconix in San Jose, California. He rejoined Samsung Electronics, System LSI Business in 2011 as the Vice President of Discrete Development Team, where he led R&D, PE, FAE and high voltage power IC technologies for IGBTs, super-junction MOSFETs, split gate MOSFETs and driver ICs. He received a Ph.D. in Electrical Engineering from KAIST (Korea Advanced Institute of Science and Technology) and a B.S. in Physics from Seoul National University. He is a member of IEEE and a peer reviewer for IEEE transactions on Electron Devices and Electron Device Letters.
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
Risk Factors Summary
The following is a summary of the risk factors included herein.

•	We manufacture our products based on our estimates of customer demand, and if our estimates are incorrect, our financial results could be negatively impacted.

•	A significant portion of our sales comes from a relatively limited number of customers, the loss of which could adversely affect our financial results.

•	The average selling prices of our semiconductor products have at times declined rapidly and will likely do so in the future, which could harm our revenue and gross profit.

•	We are subject to risks associated with currency fluctuations, and changes in the exchange rates of applicable currencies could impact our results of operations.

•	Global shortages in manufacturing capacities could interrupt or negatively affect our operations, increase cost to manufacture and negatively impact our results of operations.

•	Expanded trade restrictions imposed by the United States may limit our ability to sell to certain customers.

•
Recent changes in international trade policy and the imposition and threats of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

•	Our Korean subsidiary has been designated as a regulated business under Korean environmental law, and such designation could have an adverse effect on our financial position and results of operations.

•	Our compliance with the Serious Accidents Punishment Act (the “SAPA”) could require significant expenditures and management time and expose us to liability for violations.

•
Our business depends on international customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

•
We have not historically paid dividends and do not currently have any dividend or distribution policy, and therefore, investors may need to rely on sales of their common stock as the only way to realize any future gains on their investments.

Risks Related to Our Business
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our results of operations.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user
products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user
products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations. Recently, the semiconductor industry has experienced a period of upturn, which has resulted in shortages in manufacturing capacity. To the extent there are shortages, we may experience difficulties in sourcing sufficient manufacturing capacity or could be forced to pay increased prices for such services, either of which could negatively impact our results of operations.
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
If we fail to develop new products and technologies or enhance our existing products in order to react to rapid technological change and market demands, our business will suffer.
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
We must develop new products and enhance our existing products to meet rapidly evolving customer requirements. We design products for customers that continually require higher performance and functionality at lower costs. We must, therefore, continue to enhance the performance and functionality of our products. The development process for these advancements is lengthy and requires us to accurately anticipate technological changes and market trends. Developing and enhancing these products is uncertain and can be time-consuming, costly and complex.
Customer and market requirements can change during the development of a product. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications or not be competitive with products from our competitors that offer comparable or superior performance and functionality. Any new products, such as our expanding line of power management solutions, or product enhancements, may not be accepted in new or existing markets. Our business will suffer if we fail to develop and introduce new products or product enhancements on a timely and cost-effective basis.
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
Our fab manufacturing depends on high utilization of our manufacturing capacity, a reduction of which could have a material adverse effect on our business, financial condition and the results of our operations.
An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication facility. As many of our costs are fixed, a reduction in capacity utilization, as well as changes in other factors, such as reduced yield or unfavorable product mix, could reduce our profit margins and adversely affect our operating results. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, the inability to source sufficient materials necessary for manufacturing, low levels of customer orders, operating inefficiencies, strategic evaluations and decisions by our Board related our overall business, divisions and business lines, mechanical failures and disruption of operations due to expansion or relocation of operations, power interruptions and fire, flood or other natural disasters or calamities. The potential delays and costs resulting from these factors and circumstances could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our sales comes from a relatively limited number of customers, the loss of which could adversely affect our financial results.
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. If we were to lose key customers or if customers cease to place orders for our high-volume products, particularly our display products, our financial results could be adversely affected. In addition, our arrangements with and reliance on key customers may make it less practicable to pursue certain opportunities with other potential new and existing customers. For the years ended December 31, 2020, 2019 and 2018, our ten largest customers accounted for 87.6%, 89.5% and 84.9% of net sales from our standard products business, respectively. For the year ended December 31, 2020, sales to Samsung Display represented 56.2% of net sales from our standard products business and 87.5% of our Display Solutions division’s net sales. For the year ended December 31, 2019, sales to Samsung Display represented 53.8% of net sales from our standard products business and 84.5% of our Display Solutions division’s net sales. For the year ended December 31, 2018, sales to Samsung Display represented 34.1% of net sales from our standard products business and 56.6% of our Display Solutions division’s net sales, and LG Display represented 23.4% of net sales from our standard products business and 38.9% of our Display Solutions division’s net sales. Significant reductions in sales to any of these customers, especially our few largest customers, the loss of other major customers or a general curtailment in orders for our high-volume products within a short period of time could adversely affect our business.
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
Any consolidation among our competitors could enhance their product offerings and financial resources, further enhancing their competitive position. Our ability to compete will depend on a number of factors, including the following:

•	our ability to offer cost-effective and high quality products and services on a timely basis using our technologies;

•	our ability to accurately identify and respond to emerging technological trends and demand for product features and performance characteristics;

•	our ability to continue to rapidly introduce new products that are accepted by the market;

•	our ability to adopt or adapt to emerging industry standards;

•	the number and nature of our competitors and competitiveness of their products and services in a given market;

•	entrance of new competitors into our markets; and

•	our ability to enter the highly competitive power management market.
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
Research and development investments may not yield profitable and commercially viable products, and thus will not necessarily result in increases in revenues for us.
We invest significant resources in our research and development. Our research and development efforts, however, may not yield profitable or commercially viable products. During each stage of research and development, there is a substantial risk that we will have to abandon a potential product that is no longer marketable and in which we have invested significant resources. In the event we are able to develop viable new products, a significant amount of time will have elapsed between our investment in the necessary research and development effort and the receipt of any related revenues.
We face numerous challenges relating to executing our growth strategy, and if we are unable to execute our growth strategy effectively, our business and financial results could be materially and adversely affected.
Our growth strategy is to leverage our advanced analog and mixed-signal technology platform, continue to innovate and deliver new products, increase business with existing customers, broaden our customer base, aggressively grow our power business, and drive execution excellence. If we are unable to execute our growth strategy effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. Moreover, if our allocation of resources does not correspond with future demand for particular products, we could miss market opportunities and our business and financial results could be materially and adversely affected.
We are subject to risks associated with currency fluctuations, and changes in the exchange rates of applicable currencies could impact our results of operations.
Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in US dollars, changes in the exchange rate between the Korean won and the US dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in US dollars relative to Korean won, a depreciation in the US dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the US dollar were to appreciate relative to the Korean won. For example, foreign currency fluctuations had a favorable impact on our reported profit margins and operating income from operations for the fiscal year ended December 31, 2020 due to a relatively weaker Korean won during the period. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the US dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in US dollars. As of December 31, 2020, the outstanding intercompany loan balance including accrued interests between our Korean subsidiary and our Dutch subsidiary was $378.9 million. Our Dutch subsidiary uses the US dollar as their functional currency. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.
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
As of December 31, 2020, 395 employees, or approximately 45% of our employees, were represented by the Magnachip Semiconductor Labor Union. We can offer no assurance that any issues with the labor union and other employees will be resolved favorably for us in the future, that we will not experience work stoppages or other labor problems in future years or that we will not incur significant expenses related to such issues.
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
The manufacturing of semiconductors involves highly complex processes that require precision, a highly regulated and sterile environment and specialized equipment. Defects or other difficulties in the manufacturing process can prevent us from achieving acceptable yields in the manufacturing of our products, which could lead to higher costs, a loss of customers or delay in market acceptance of our products. Slight impurities or defects in the photomasks used to print circuits on a wafer or other factors can cause significant difficulties, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. We may also experience manufacturing problems in achieving acceptable yields as a result of, among other things, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies. Yields below our target levels can negatively impact our gross profit and may cause us to eliminate underperforming products.
We rely on a number of independent subcontractors and the failure of any of these independent subcontractors to perform as required could adversely affect our operating results.
A substantial portion of our net sales are derived from semiconductor devices assembled in packages or on film. The packaging and testing of semiconductors require technical skills and specialized equipment. For the portion of packaging and testing that we outsource, we use subcontractors located in Korea, China, Taiwan and Thailand. We rely on these subcontractors to package and test our devices with acceptable quality and yield levels, and, while we specify quality standards, we are not able to directly oversee their day-to-day
operations and the packaging and testing of our devices. Onboarding of a new subcontractor, including as a result of switching from one subcontractor to another, takes approximately three to six months to verify the subcontractor’s capabilities and an additional six to twelve months to receive approval from our customers to use such subcontractor. We could be adversely affected by political disorders, labor disruptions, public health issues (including viral outbreaks such as
COVID-19)
and natural disasters where our subcontractors are located due to the time it would take to onboard a new subcontractor. If our semiconductor packagers and test service subcontractors experience problems in packaging and testing our semiconductor devices, experience prolonged quality or yield problems, experience shutdowns or delays associated with public health issues (such as those associated with
COVID-19),
or decrease the capacity of their operations available to us, our operating results could be adversely affected.
We cooperate with independent foundries to produce certain advanced technology Display Solutions products, and the failure of such independent foundries to satisfy our demand could materially disrupt our business.
We use independent foundry services for certain of our OLED Display Solutions products and Power Solutions products. Silicon wafer production at these facilities is allocated solely by our vendors and beyond our direct control. Therefore, any disruption in wafer supply form these vendors could have a material impact on our revenue and results of operations.
Global shortages in manufacturing capacities could interrupt or negatively affect our operations, increase cost to manufacture and negatively impact our results of operations.
Recent sharp increases in demand for semiconductor products have resulted in a global shortage of manufacturing capacities. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. We are not able to foresee when the current shortage of manufacturing capacity will subside. If we are unable secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. Also, our subcontractors may their fees, which would result in an increase in our manufacturing costs, which we may not be fully able to pass to our customers. These factors could cause a negative impact on our results of operations.
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
We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities, including the Korean National Tax Service, with respect to income and non-income
based taxes both within and outside the U.S. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of income earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.
Expanded trade restrictions imposed by the United States may limit our ability to sell to certain customers.
On August 17, 2020, the U.S. Department of Commerce expanded the scope of export restrictions as applied to products directed to Huawei and its affiliates listed on the Bureau of Industry and Security’s Entity List (collectively, “Huawei”). While prior restrictions had minimal effect on our ability to supply to customers, the newly expanded restrictions would limit our ability to supply to a variety of customers who we believe incorporate our products to those customers’ products directly or indirectly sold to Huawei. As of the date of this Annual Report, we are uncertain on the seriousness of the restrictions’ impact or duration and the future trajectory of our business from customers who directly or indirectly supply Huawei with products that incorporate our products. For export of some of our products, we have successfully obtained the necessary export licenses, and if exports of other products require export licenses due to the restrictions, we will consider applying for the necessary export licenses to continue to sell to the affected customers. Although we have thus far successfully obtained the necessary export licenses for exporting some of our products, we are unsure whether our other applications will be successful. There is also a possibility that export restrictions may be further expanded to target companies in addition to Huawei, which may have an additional impact on our ability to sell to our customers. Export restrictions may also affect our contractors, suppliers or customers, and we cannot assure that they will not violate the restrictions, and any such violations may result in fines or criminal sanctions against us and damage our reputation.
Recent changes in international trade policy and the imposition and threats of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.
Since the beginning of 2018, there have been increasing public threats and, in some cases, legislative or executive action, from U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since March of 2018, the U.S. and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs globally, and between the U.S. and China specifically, may negatively impact the affected countries’ economic conditions, which could negatively affect demand for our products in those countries and materially and adversely affect our business and results of operations of our customers serving the affected markets. Additionally, it is currently unclear how the recent change in presidential administration in the U.S. may further impact international trade tariffs going forward. Imposition of tariffs could increase costs of the end-user
products we supply that we may not be able to pass on to our customers, which could in turn cause a decrease in the sales of our products and materially and adversely affect our business and results of operations.
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
Since 2015, our Korean subsidiary has been subject to
K-ETS,
a new set of greenhouse gas emissions regulation, under the Act on Allocation and Trading of Greenhouse Gas Emission Allowances. Under
K-ETS,
our Korean subsidiary was allocated a certain amount of emissions allowance in accordance with the National Allocation Plan prepared by the Korean government, and is required to meet its allocated target by either reducing emissions or purchasing allowances from other participants or the government in the emission trading market. Reduction of our emissions or energy consumption may result in additional and potentially costly compliance or remediation expenses, including potentially the installation of equipment and changes in the type of materials we use in manufacturing, as well as cost of procuring emission allowances to cover the excess emissions, which could adversely affect our financial position and results of operations. During the first implementation period from 2015 to 2017 and second implementation period from 2018 to 2020, we did not exceed the allocated emission amount. Our Korean subsidiary has been allocated emissions allowance in the third implementation period from 2021 to 2025, and we do not expect to exceed the allocated emission amount during the third implementation period. However, we will continue to monitor our compliance with the emissions allowance on a yearly basis. In addition, from time to time, if we assess that we have excess allowances, we may sell such excess allowances to manufacturers in the emission market in Korea.
Our compliance with the Serious Accidents Punishment Act (the “SAPA”) could require significant expenditures and management time and expose us to liability for violations.
On January 26, 2021, the SAPA was enacted in Korea, which will impose enhanced liability exposure for workplace accidents. The legislative goal of the SAPA is to prevent serious accidents by prescribing punishments and punitive damages liability for business owners or responsible management personnel who have violated safety and health measures in the event of such serious accidents (serious industrial accidents and serious civil accidents). Since the law applies to businesses in Korea with 50 or more full-time employees starting from January 27, 2022, our Korean subsidiary is expected to be subject to the law after the effective date. According to the SAPA, if a serious occupational accident occurs that results in at least one deceased person, at least two persons wounded for six months or more, or at least three persons suffering from occupational diseases within a one year period, if the “business owners or responsible management personnel” of the relevant business place is found to have failed to perform its “obligation to secure safety and health,” that person may be subject to imprisonment for up to 7 year or a fine of up to KRW 100 million (in case of death, imprisonment for not less than 1 year or a fine of not less than KRW 1 billion). Relevant responsible management personnel will also be required to spend more time, effort and cost to comply with the SAPA and perform the necessary additional duties imposed by the law to ensure compliance.
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
We rely on, and expect to continue to rely on, suppliers, subcontractors and operations located primarily in Asia. As a result, we face risks inherent in international operations, such as unexpected changes in regulatory requirements, tariffs and other market barriers, political, social and economic instability, adverse tax consequences, war, civil disturbances and acts of terrorism, public health issues (including viral outbreaks such as
COVID-19),
difficulties in accounts receivable collection, extended payment terms and differing labor standards, enforcement of contractual obligations and protection of intellectual property. These risks may lead to increased costs or decreased revenue growth, or both.
Our business, results of operations and financial condition and prospects may be materially and adversely affected by the recent
COVID-19
pandemic.
COVID-19,
a virus causing potentially deadly respiratory tract infections, which has spread rapidly and enveloped most of the world, is a global public health crisis. On March 11, 2020, the World Health Organization characterized the
COVID-19
outbreak as a pandemic. Governments in affected countries have imposed travel bans, quarantines and other emergency public health measures. In response to the virus, national and local governments in numerous countries around the world have implemented substantial business restrictions and lockdown measures and may continue to impose similar policies in the future from time to time in response to further outbreaks of the virus.. Private sector companies have also taken precautionary measures, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, may have had an adverse impact on global economic conditions, which could materially adversely affect our future operations. Uncertainties regarding the economic impact of the
COVID-19
outbreak have resulted in sustained market turmoil, which have also negatively impacted our business in various ways.
These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The disruptions to our operations caused by the
COVID-19
outbreak may result in inefficiencies, delays and additional costs in our research and development, sales and marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. Also, some suppliers of materials used in the production of our products may have been or will be more severely impacted by
COVID-19,
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
We are a holding company and depend on the business of our subsidiaries to make payments to us.
We are a holding company with no independent operations of our own. Our subsidiaries conduct substantially all of the operations necessary to fund our obligations. Our ability to pay dividends or to make payments on any future obligations will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on:

•	their earnings;

•	covenants contained in any debt agreements to which we may then be subject, including any debt agreements of our subsidiaries;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

•
applicable law, including any restrictions under Korean law that may be imposed on Magnachip Korea that would restrict its ability to make payments on intercompany loans from MagnaChip Semiconductor B.V.

We cannot assure that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us.
We may at times need to incur impairment, restructuring and other restructuring related charges, which could materially affect our results of operations and financial condition.
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
We have not historically paid dividends and do not currently have any dividend or distribution policy, and therefore, investors may need to rely on sales of their common stock as the only way to realize any future gains on their investments.
We have not historically paid cash dividends and do not currently have any dividend or distribution policy.. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, unless the Board implements a future dividend or distribution policy, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our manufacturing operations take place in a single fabrication facility located in Korea in Gumi. Our facility has a capacity of approximately 31,000 eight-inch equivalent wafers per month. We manufacture wafers utilizing geometries ranging from 0.35 to 0.50 microns. The Gumi facility has one main building with 41,022 square meters devoted to manufacturing, testing and packaging.
In addition to our fabrication facility in Gumi, we lease facilities in Cheongju and Seoul, Korea. Each of these facilities includes administration, sales and marketing and research and development functions. We lease sales and marketing offices through our subsidiaries in several other countries.

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
The independent providers of these outsourced services are located in Korea, China, Taiwan and Thailand. The relative cost of outsourced services, as compared to in-house
services, depends upon many factors specific to each product and circumstance. However, we generally incur higher costs for outsourced services, which can result in lower margins.
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
Stock Performance Graph
The graph and table below compare the cumulative total stockholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX) from December 31, 2015 (the last trading day before the beginning of our fifth preceding fiscal year) through December 31, 2020. The graph assumes that $100 was invested on December 31, 2015 in our common shares and in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares during the five-year period ended December 31, 2020.
Comparison of Cumulative Total Return*
Among Magnachip Semiconductor Corporation, the S&P 500 Index and the PHLX

*	The stock performance included in this graph is not necessarily indicative of future stock performance.
Total Return to Stockholders (Including Reinvestment of Dividends)
Indexed Returns

Company/Index	Base Period 12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020
Magnachip Semiconductor Corporation	100	117.20	188.09	117.39	219.47	255.58
S&P 500 Index	100	109.54	130.81	122.65	159.39	183.77
Philadelphia Semiconductor Index	100	136.62	188.86	174.11	278.78	421.34

Holders
The approximate number of record holders of our outstanding common stock as of February 15, 2021 was 70. This number does not include beneficial owners for whom shares are held by nominees in street name.
Stock-Based Compensation
For information on securities authorized for issuance under our equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Dividends
We have not historically paid any cash dividends on our common stock. Our Board of Directors continuously evaluates our capital allocation strategy and liquidity targets, but has not currently implemented any dividend or distribution policy. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
[Removed and Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the audited consolidated financial statements, together in each case with the related notes, included elsewhere in this Report. This discussion and analysis contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” and elsewhere in this Report. We have reclassified certain prior year amounts in connection with discontinued operations to conform to the current year’s presentation to reflect the divestiture of our Foundry Services Group business and Fab 4. Unless otherwise stated, information in this section relates to our continuing operations. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations.
Overview
We are a designer and manufacturer of analog and mixed-signal semiconductor platform solutions for communications, IoT applications, consumer, computing, industrial and automotive applications. We provide technology platforms for analog, mixed-signal, power, high voltage, non-volatile
memory, and radio frequency applications. We have a proven record with more than 40 years of operating history, a portfolio of approximately 1,200 registered patents and pending applications and extensive engineering and manufacturing process expertise.
Our standard products business includes our Display Solutions and Power Solutions business lines.
Our Display Solutions products provides flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automotives, entertainment devices, notebook PCs, monitors and liquid crystal display (LCD), organic light emitting diodes (OLED), Micro light emitting diode (LED) televisions. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, and low temperature polysilicons thin film transistor (LTPS TFT), as well as high-volume display technologies such as amorphous silicon thin film transistors
(a-Si
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
Recent Developments
Conversion of 5.0% Exchangeable Senior Notes due 2021 (the “Exchangeable Notes”)
Prior to the March 1, 2021 maturity of our Exchangeable Notes, holders elected to exchange for an aggregate of 10,144,131 shares of our common stock in satisfaction in full of the outstanding obligations under the Exchangeable Notes. On March 1, 2021, we paid the final interest payment on the Exchangeable Notes of $2.1 million and no longer have any Exchangeable Notes obligations outstanding as of such date.
Voluntary Resignation Program
On October 16, 2020, we commenced a voluntary resignation program (the “Program”), which was available for all employees. In connection with the Program, we recorded in our consolidated statement of operations $4.4 million of termination related charges within “early termination and other charges” for the year ended December 31, 2020.
Redemption of 6.625% Senior Notes due 2021 (the “2021 Notes”)
We completed the redemption of all of our outstanding 2021 Notes on October 2, 2020. We paid approximately $227.4 million to fully redeem all of the outstanding $224.25 million aggregate principal amount of the 2021 Notes at a redemption price equal to the sum of 100% of the principal amount of the 2021 Notes, plus accrued and unpaid interest through but excluding the redemption date. The redemption of the 2021 Notes was funded by our Korean subsidiary’s repayment of intercompany loans using the cash proceeds that it received from the sale of the Foundry Services Group business and Fab 4. On October 12, 2020, we paid a withholding tax of approximately $20.6 million, attributable to the repaid accrued interests on the related intercompany loans.
Completion of Sale of the Foundry Services Group business and Fab 4
On September 1, 2020 (the “Closing Date”), we completed the sale of our Foundry Services Group business and Fab 4 to Key Foundry Co., Ltd. (the “Buyer”) in exchange for a purchase price equal to approximately

$350.6 million in cash. The purchase price was paid in a combination of U.S. Dollars in the amount of $46.5 million and Korean Won in the amount of approximately KRW 360.6 billion. In addition to the purchase price, the Buyer assumed all severance liabilities relating to the transferred employees, which had a value of approximately $100 million.
The divestiture of the Foundry Services Group business and Fab 4 was to strategically shift our operational focus to the standard products business. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Accordingly, we have one reportable segment: our standard products business, together with transitional foundry services associated with our fabrication facility located in Gumi, Korea, known as Fab 3, which we expect to perform for the Buyer up to September 1, 2023 (the “Transitional Fab 3 Foundry Services”).
Power Outage
On July 20, 2020, our Fab 3 facility in Gumi, South Korea experienced a temporary power outage for approximately 9 hours and 15 minutes. The recovery from this power outage took longer than expected, which limited our ability to produce products in Fab 3 at full capacity, resulting in a lower factory utilization primarily during the third quarter of 2020. The accident caused certain damage to our work in process wafers and we incurred charges for facility recovery, resulting in an incremental cost of approximately $1.2 million.
COVID-19
Pandemic
In December 2019, a strain of coronavirus causing a disease known as
COVID-19
surfaced in Wuhan, China, resulting in significant disruptions among Chinese manufacturing and other facilities and travel throughout China. In March 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. Governmental authorities throughout the world have implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions.
We experienced some minor disruption in our Power Solutions business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of the
COVID-19
pandemic. To date, our external Display Solutions business contractors and sub-contractors
have not been materially impacted by the
COVID-19
pandemic. Nevertheless, while the future impact on our business from the
COVID-19
pandemic is currently difficult to assess, we believe that significant global macro-economic disruption will adversely affect customer demand for some of our products in the near term. We are, however, unable to accurately predict the full impact that the
COVID-19
pandemic will have on our future results of operations due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, a potential future recurrence of the outbreak, further containment actions that may be taken by governmental authorities, the impact to the businesses of our customers and suppliers, and other factors.
We continue to closely monitor and evaluate the nature and scope of the impact of the
COVID-19
pandemic to our business, consolidated results of operations, and financial condition, and may take further actions altering our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.
Explanation and Reconciliation of
Non-U.S. GAAP
Measures
Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income
We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a
non-U.S.
GAAP measure. We define

Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) early termination and other charges, (iii) foreign currency loss, net, (iv) derivative valuation loss (gain), net, (v) loss on early extinguishment of borrowings, net, (vi) inventory reserve related to Huawei impact of downstream trade restrictions, (vii) expenses related to Fab 3 power outage, (viii) restatement related expenses (gain) and (ix) others. EBITDA for the periods indicated is defined as income (loss) from continuing operations before interest expense, net, income tax expense (benefit), and depreciation and amortization.
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

We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. A reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In millions)
Income (loss) from continuing operations	$57.1	$(20.4)	$(25.8)
Interest expense, net	15.4	19.5	20.1
Income tax expense (benefit)	(46.2)	2.2	(1.1)
Depreciation and amortization	11.1	10.3	8.8
EBITDA	$37.4	$11.6	$2.1
Adjustments:
Equity-based compensation expense(a)	6.3	6.1	3.8
Early termination and other charges(b)	5.6	0.1	—
Foreign currency loss, net(c)	0.4	22.3	26.3
Derivative valuation loss (gain), net(d)	(0.1)	0.3	2.4
Loss on early extinguishment of borrowings, net(e)	0.8	0.0	0.2
Inventory reserve related to Huawei impact of downstream trade restrictions (f)	1.5	—	—
Expenses related to Fab 3 power outage(g)	1.2	—	—
Restatement related expenses (gain)(h)	—	—	(0.8)
Others(i)	—	0.6	0.4

Adjusted EBITDA	$52.9	$40.9	$34.4

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the year ended December 31, 2020, this adjustment eliminates $5.6 million, of which $4.4 million related to the reduction of workforce under the Program and non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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
(e)
For the year ended December 31, 2020, this adjustment eliminates $0.8 million in expenses related to the full redemption of our outstanding 2021 Notes in the fourth quarter of 2020. For the years ended December 31, 2019 and 2018, this adjustment eliminates expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019 and the fourth quarter of 2018.

(f)
This adjustment eliminates a $1.5 million excess and obsolete inventory charge that we recorded in the third quarter of 2020 in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. As this charge meaningfully impacted our operational results and is not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge is excluded.

(g)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(h)
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

(i)
For the year ended December 31, 2019, this adjustment primarily eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee during the three months ended March 31, 2019. For the year ended December 31, 2018, this adjustment eliminates a $0.4 million legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

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
Adjusted Operating Income is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income, income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense, (ii) early termination and other charges, (iii) inventory reserve related to Huawei impact of downstream trade restrictions, (iv) expenses related to Fab 3 power outage, (v) restatement related expenses (gain) and (vi) others.
The following table summarizes the adjustments to operating income that we make in order to calculate Adjusted Operating Income from continuing operations for the periods indicated:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In millions)
Operating income	$27.0	$23.7	$21.9
Adjustments:
Equity-based compensation expense(a)	6.3	6.1	3.8
Early termination and other charges(b)	5.6	0.1	—
Inventory reserve related to Huawei impact of downstream trade restrictions(c)	1.5	—	—
Expenses related to Fab 3 power outage(d)	1.2	—	—
Restatement related expenses (gain)(e)	—	—	(0.8)
Others(f)	—	0.6	0.4

Adjusted Operating Income	$41.6	$30.4	$25.3

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the year ended December 31, 2020, this adjustment primarily eliminates $5.6 million, of which $4.4 million related to the reduction of workforce under the Program and non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(c)
This adjustment eliminates a $1.5 million excess and obsolete inventory charge that we recorded in the third quarter of 2020 in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. As this charge meaningfully impacted our operational results and is not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge is excluded.

(d)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.
(e)
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

(f)
For the year ended December 31, 2019, this adjustment primarily eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee during the three months ended March 31, 2019. For the year ended December 31, 2018, this adjustment eliminates a $0.4 million legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

We present Adjusted Net Income (including on a per share basis) as a further supplemental measure of our performance. We prepare Adjusted Net Income (including on a per share basis) by adjusting income (loss) from continuing operations to eliminate the impact of a number of non-cash
expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (including on a per share basis) is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (including on a per share basis) for a number of reasons, including:

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

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as income (loss) from continuing operations, adjusted to exclude (i) equity-based compensation expense, (ii) early termination and other charges, (iii) foreign currency loss, net, (iv) derivative valuation loss (gain), net, (v) loss on early extinguishment of borrowings, net, (vi) inventory reserve related to Huawei impact of downstream trade restrictions, (vii) expenses related to Fab 3 power outage, (viii) restatement related expenses (gain), (ix) valuation allowance release on deferred income tax assets and (x) others.

The following table summarizes the adjustments to income (loss) from continuing operations that we make in order to calculate Adjusted Net Income (including on a per share basis) from continuing operations for the periods indicated:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In millions, except per share data)
Income (loss) from continuing operations	$57.1	$(20.4)	$(25.8)
Adjustments:
Equity-based compensation expense(a)	6.3	6.1	3.8
Early termination and other charges(b)	5.6	0.1	—
Foreign currency loss, net(c)	0.4	22.3	26.3
Derivative valuation loss (gain), net(d)	(0.1)	0.3	2.4
Loss on early extinguishment of borrowings, net(e)	0.8	0.0	0.2
Inventory reserve related to Huawei impact of downstream trade restrictions(f)	1.5	—	—
Expenses related to Fab 3 power outage(g)	1.2	—	—
Restatement related expenses (gain)(h)	—	—	(0.8)
GAAP and cash tax expense difference (i)	(43.9)	—	—
Others(j)	—	0.6	0.4
Income tax effect on non-GAAP adjustments(k)	0.5	—	—

Adjusted Net Income	$28.3	$9.0	$6.5

Reported earnings (loss) per share—basic	$1.62	$(0.59)	$(0.75)
Reported earnings (loss) per share—diluted	$1.35	$(0.59)	$(0.75)
Weighted average number of shares—basic	35,213,525	34,321,888	34,469,921
Weighted average number of shares—diluted	46,503,586	34,321,888	34,469,921
Adjusted earnings per share—basic	$0.80	$0.26	$0.19
Adjusted earnings per share—diluted	$0.73	$0.25	$0.18
Weighted average number of shares—basic	35,213,525	34,321,888	34,469,921
Weighted average number of shares—diluted	46,503,586	35,405,077	35,503,667

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the year ended December 31, 2020, this adjustment primarily eliminates $5.6 million of which $4.4 million related to the reduction of workforce under the Program and non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

(e)
For the year ended December 31, 2020, this adjustment eliminates $0.8 million in expenses related to the full redemption of our outstanding 2021 Notes in the fourth quarter of 2020. For the years ended December 31, 2019 and 2018, this adjustment eliminates expenses related to the repurchase of a portion of the 2021 Notes and the Exchangeable Notes in the first quarter of 2019 and the fourth quarter of 2018.

(f)
This adjustment eliminates a $1.5 million excess and obsolete inventory charge that we recorded in the third quarter of 2020 in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. As this charge meaningfully impacted our operational results and is not expected to represent an ongoing operating expense subject to our ability to foresee and control, we believe our operating performance results are more meaningfully compared if this charge is excluded.

(g)
This adjustment eliminates $1.2 million in expenses related to the write-off
of the damaged work in process wafers and charges for facility recovery. These charges are inconsistent in amount and frequency, and we do not believe that these charges are indicative of our core operation performance and have been excluded for comparative purposes.

(h)
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

(i)	This adjustment eliminates the impact of difference between GAAP and cash tax expense.
(j)
For the year ended December 31, 2019, this adjustment primarily eliminates a $0.5 million legal settlement charge related to dispute with a prior customer and a legal expense related to the indemnification of a former employee during the three months ended March 31, 2019. For the year ended December 31, 2018, this adjustment eliminates a $0.4 million legal expense related to the indemnification of a former employee, which is borne by us under a negotiated separation agreement. We do not believe that these charges are indicative of our core operating performance and have been excluded for comparative purposes.

(k)
For the year ended December 31, 2020, income tax effect on
non-GAAP
adjustments was calculated using an effective income tax rate in Korea of 7.3%. There was no tax impact from the adjustments to net income to calculate our Adjusted Net Income for the years ended December 31, 2019 and 2018 due to net operating loss carry-forwards available to offset taxable income and full allowance for deferred tax assets.

We believe that all adjustments to income (loss) from continuing operations used to calculate Adjusted Net Income was applied consistently to the periods presented.
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
Because of these limitations, Adjusted Net Income should not be considered as a measure of profitability of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted Net Income only as a supplement.

Factors Affecting Our Results of Operations
Net
Sales.
We derive substantially all of our sales (net of sales returns and allowances) from our standard products business. We outsource manufacturing of advanced OLED products to external
12-inch
foundries. Our product inventory is primarily located in Korea and is available for drop shipment globally. Outside of Korea, we maintain limited product inventory, and our sales representatives generally relay orders to our factories in Korea for fulfillment. We have strategically located our sales and technical support offices near concentrations of major customers. Our sales offices are located in Korea, Japan and Greater China. Our network of authorized agents and distributors is in the United States, Europe and the Asia Pacific region.
We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the years ended December 31, 2020, 2019 and 2018, we sold products to 178, 180 and 192 customers, respectively, and our net sales to our ten largest customers represented 88%, 90% and 85% of our net sales—standard products business, respectively.
We will provide the Transitional Fab 3 Foundry Services up to September 1, 2023 at an agreed upon cost plus a mark-up.
For the periods prior to the closing of the sale of the Foundry Services Group business and Fab 4 (which are accounted for as discontinued operations beginning in the first quarter of 2020), revenue derived from the Transitional Fab 3 Foundry Services is recorded at cost in both our continuing and discontinued operations.
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
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2020, approximately 98% of our employees were eligible for severance benefits.
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
Interest Expense.
Our interest expense was incurred primarily under our 2021 Notes and 5.0% Exchangeable Senior Notes due March 1, 2021. We redeemed all outstanding 2021 Notes on October 2, 2020. Our Exchangeable Notes were exchanged for common stock prior to their maturity date of March 1, 2021. From and after October 2, 2020 and March 1, 2021, we have not and will not incur interest expense associated with the 2021 Notes and Exchangeable Notes, respectively.
Impact of Foreign Currency Exchange Rates on Reported Results of Operations.
Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our
non-U.S.
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of December 31, 2020, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $378.9 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency forward and zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency forward and zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These forward and zero cost collar contracts may be terminated by a counterparty in a number of circumstances, including if our long-term debt rating falls below
B-/B3
or if our total cash and cash equivalents is less than $30.0 million at the end of a fiscal quarter unless a waiver is obtained from the counterparty. We cannot assure that any hedging technique we implement will be effective. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations. See “Note 10. Derivative Financial Instruments” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our foreign exchange hedging activities.
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
Income Taxes.
We record our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax basis of our assets and liabilities. We exercise significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities. We assess whether it is more likely than not that the deferred tax assets existing at the period-end
will be realized in future periods. In such assessment, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we were to determine that we would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, we would adjust the valuation allowance, which would reduce the provision for income taxes.
We are subject to income- or
non-income-based
tax examinations by tax authorities of the U.S., Korea and multiple other foreign jurisdictions for all open tax years. Significant estimates and judgments are required in determining our worldwide provision for income- or non-income
based taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17. Income Taxes” included elsewhere in this Report.
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

Results of Operations
We have reclassified certain prior year amounts in connection with discontinued operations to conform to the current year’s presentation to reflect the divestiture of our Foundry Services Group business and Fab 4. For the periods prior to the closing of the sale of the Foundry Services Group business and Fab 4, revenue derived from the Transitional Fab 3 Foundry Services is recorded at cost in both our continuing and discontinued operations. Following the consummation of the sale, revenue derived from the Transitional Fab 3 Foundry Services is recorded at an agreed upon cost plus a mark-up.
The following table sets forth, for the periods indicated, certain information related to our operations, expressed in U.S. dollars and as a percentage of our total revenues:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Total revenues	Amount	% of Total revenues	Amount	% of Total revenues
	(In millions)
Consolidated statements of operations data:
Revenues
Net sales—standard products business	$465.5	91.8%	$484.8	93.1%	$425.5	91.4%
Net sales—transitional Fab 3 foundry services	41.5	8.2	35.8	6.9	39.9	8.6

Total revenues	507.1	100.0	520.7	100.0	465.4	100.0
Cost of sales
Cost of sales—standard products business	338.4	66.7	368.5	70.8	309.8	66.6
Cost of sales—transitional Fab 3 foundry services	40.3	8.0	35.8	6.9	39.9	8.6

Total cost of sales	378.7	74.7	404.3	77.6	349.8	75.2

Gross profit	128.3	25.3	116.4	22.4	115.6	24.8

Selling, general and administrative expenses	50.0	9.9	47.6	9.1	47.7	10.3
Research and development expenses	45.7	9.0	45.0	8.6	46.0	9.9
Early termination and other charges	5.6	1.1	0.1	0.0	—	—

Operating income	27.0	5.3	23.7	4.6	21.9	4.7

Interest expense	(18.1)	(3.6)	(22.2)	(4.3)	(22.0)	(4.7)
Foreign currency loss, net	(0.4)	(0.1)	(22.3)	(4.3)	(26.3)	(5.7)
Loss on early extinguishment of borrowings, net	(0.8)	(0.2)	(0.0)	(0.0)	(0.2)	(0.0)
Others, net	3.1	0.6	2.6	0.5	(0.2)	(0.0)

	(16.2)	(3.2)	(41.9)	(8.1)	(48.7)	(10.5)

Income (loss) from continuing operations before income tax expense	10.8	2.1	(18.2)	(3.5)	(26.9)	(5.8)
Income tax expense (benefit)	(46.2)	(9.1)	2.2	0.4	(1.1)	(0.2)

Income (loss) from continuing operations	57.1	11.3	(20.4)	(3.9)	(25.8)	(5.5)
Income (loss) from discontinued operations, net of tax	287.9	56.8	(1.4)	(0.3)	21.9	4.7

Net income (loss)	$345.0	68.0%	$(21.8)	(4.2)%	$(3.9)	(0.8)%

Revenues:
Net sales—standard products business
Display Solutions	299.1	59.0	308.5	59.3	256.1	55.0
Power Solutions	166.5	32.8	176.3	33.9	169.4	36.4

Total standard products business	465.5	91.8	484.8	93.1	425.5	91.4
Net sales—transitional Fab 3 foundry services	41.5	8.2	35.8	6.9	39.9	8.6

Total revenues	$507.1	100.0%	$520.7	100.0%	$465.4	100.0%

Results of Operations—Comparison of Years Ended December 31, 2020 and 2019
The following table sets forth consolidated results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales—standard products business	$465.5	91.8%	$484.8	93.1%	$(19.3)
Net sales—transitional Fab 3 foundry services	41.5	8.2	35.8	6.9	5.7

Total revenues	507.1	100.0	520.7	100.0	(13.6)
Cost of sales
Cost of sales—standard products business	338.4	66.7	368.5	70.8	(30.0)
Cost of sales—transitional Fab 3 foundry services	40.3	8.0	35.8	6.9	4.5

Total cost of sales	378.7	74.7	404.3	77.6	(25.5)

Gross profit	128.3	25.3	116.4	22.4	11.9

Selling, general and administrative expenses	50.0	9.9	47.6	9.1	2.4
Research and development expenses	45.7	9.0	45.0	8.6	0.7
Early termination and other charges	5.6	1.1	0.1	0.0	5.6

Operating income	27.0	5.3	23.7	4.6	3.3

Interest expense	(18.1)	(3.6)	(22.2)	(4.3)	4.0
Foreign currency loss, net	(0.4)	(0.1)	(22.3)	(4.3)	21.9
Loss on early extinguishment of borrowings, net	(0.8)	(0.2)	(0.0)	(0.0)	(0.7)
Others, net	3.1	0.6	2.6	0.5	0.5

	(16.2)	(3.2)	(41.9)	(8.1)	25.8

Income (loss) from continuing operations before income tax expense	10.8	2.1	(18.2)	(3.5)	29.0
Income tax expense (benefit)	(46.2)	(9.1)	2.2	0.4	(48.4)

Income (loss) from continuing operations	57.1	11.3	(20.4)	(3.9)	77.5
Income (loss) from discontinued operations, net of tax	287.9	56.8	(1.4)	(0.3)	289.3

Net income (loss)	$345.0	68.0%	$(21.8)	(4.2)%	$366.8

Results by business line

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales—standard products business
Display Solutions	299.1	59.0	308.5	59.3	(9.5)
Power Solutions	166.5	32.8	176.3	33.9	(9.9)

Total standard products business	465.5	91.8	484.8	93.1	(19.3)
Net sales—transitional Fab 3 foundry services	41.5	8.2	35.8	6.9	5.7

Total revenues	$507.1	100.0%	$520.7	100.0%	$(13.6)

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Gross profit—standard products business	127.1	27.3	116.4	24.0	10.7
Gross profit—transitional Fab 3 foundry services	1.2	2.9	—	—	1.2

Total gross profit	$128.3	25.3%	$116.4	22.4%	$11.9

Revenues
Total revenues were $507.1 million for the year ended December 31, 2020, a $13.6 million, or 2.6%, decrease compared to $520.7 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in revenue related to our standard products business as described below.
The standard products business.
Net sales from our standard products business were $465.5 million for the year ended December 31, 2020, a $19.3 million, or 4.0%, decrease compared to $484.8 million for the year ended December 31, 2019. The decrease in net sales from our Display Solutions business line was primarily attributable to a strategic reduction of our lower margin non-auto
LCD DDIC business, which was offset in part by an increase in revenue related to our mobile OLED display driver ICs due to an increase in demand for production of OLED smartphones by Chinese manufacturers in the second half of 2020 due in part to the geographic diversification of our OLED product portfolio. This increase continued until the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, impacted the shipment of certain mobile OLED display driver ICs to certain of our customers. The decrease in net sales from our Power Solutions business line was primarily attributable to the significant global macro-economic market disruption in the first half of 2020 due to the
COVID-19
pandemic and the Fab 3 power outage, which affected our ability to meet customer demand for some of our Power Solution products during the third quarter of 2020.
Gross Profit
Total gross profit was $128.3 million for the year ended December 31, 2020 compared to $116.4 million for the year ended December 31, 2019, representing an $11.9 million, or 10.2%, increase. Gross profit as a percentage of total revenues for the year ended December 31, 2020 increased to 25.3% compared to 22.4% for the year ended December 31, 2019. The increase in gross profit and gross profit as a percentage of total revenues was due to the increase in gross profit and gross profit as a percentage of total revenues from our standard products business as further described below.

The standard products business.
 Gross profit from our standard products business was $127.1 million for the year ended December 31, 2020, representing a $10.7 million, or 9.2%, increase from $116.4 million for the year ended December 31, 2019. Gross profit as a percentage of net sales for the year ended December 31, 2020 increased to 27.3% compared to 24.0% for the year ended December 31, 2019. The increase in both gross profit and gross profit as a percentage of net sales was primarily attributable to inventory reserves related to certain legacy display products that were recorded in the first half of 2019 and an improved product mix, which was offset in part by an $1.5 million unexpected excess and obsolete inventory charge that we recorded in the second half of 2020 in relation to the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers. The delayed recovery of Fab 3 from the power outage, resulting in a lower than anticipated utilization rate, also negatively affected both gross profit and gross profit as a percentage of net sales in the third quarter of 2020.
Net Sales—Standard Products Business by Geographic Region
We report net sales—standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(In millions)
Korea	$106.4	22.9%	$132.6	27.4%	$(26.2)
Asia Pacific (other than Korea)	347.6	74.7	343.7	70.9	3.9
United States	5.1	1.1	2.4	0.5	2.7
Europe	4.3	0.9	4.8	1.0	(0.5)
Others	2.0	0.4	1.4	0.3	0.7

	$465.5	100.0%	$484.8	100.0%	$(19.3)

Net sales—standard products business in Korea for the year ended December 31, 2020 decreased from $132.6 million to $106.4 million compared to the year ended December 31, 2019, or by $26.2 million, or 19.8%, primarily due to a strategic reduction of our lower margin non-auto
LCD DDIC business and lower demand for certain power products such as MOSFETs, primarily for smartphone applications, which was offset in part by an increase in revenue related to our mobile OLED display driver ICs due to an increase in demand for production of OLED smartphones by Chinese manufacturers in the second half of 2020 due in part to the geographic diversification of our OLED product portfolio. This increase continued until the U.S. Government’s export restrictions on Huawei, which is a downstream customer of some of our direct customers, impacted the shipment of certain mobile OLED display driver ICs to certain of our customers.
Net sales—standard products business in the Asia Pacific for the year ended December 31, 2020 increased from $343.7 million to $347.6 million compared to the year ended December 31, 2019, or by $3.9 million, or 1.1%, primarily due to higher demand for certain auto LCD DDIC products. The revenue related to our mobile OLED display driver IC remained flat year over year.
Operating Expenses
Selling, General and Administrative Expenses.
Selling, general and administrative expenses were $50.0 million, or 9.9% of total revenues for the year ended December 31, 2020, compared to $47.6 million, or

9.1% of total revenues for the year ended December 31, 2019. The increase of $2.4 million, or 5.0%, was primarily attributable to an increase in certain employee incentives, including equity-based compensation and professional fees, which were mainly comprised of legal and consulting services. This increase was offset in part by a $0.5 million legal settlement charge related to dispute with a prior customer recorded in the first quarter of 2019.
Research and Development Expenses.
Research and development expenses were $45.7 million, or 9.0% of total revenues for the year ended December 31, 2020, compared to $45.0 million, or 8.6%, of total revenues for the year ended December 31, 2019. The increase of $0.7 million, or 1.5%, was primarily attributable to an increase in certain employee incentives, including equity-based compensation, which was offset in part by decreased material costs.
Early Termination and Other Charges.
Early termination and other charges related to the charges of $4.4 million in connection with the reduction of workforce under the Program and non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives.
Operating Income
As a result of the foregoing, operating income of $27.0 million was recorded for the year ended December 31, 2020 compared to operating income of $23.7 million the year ended December 31, 2019. The increase in operating income of $3.3 million resulted primarily from an $11.9 million increase in gross profit, which was offset in part by a $5.6 million increase in early termination and other charges, a $2.4 million increase in selling, general and administrative expenses, and a $0.7 million increase in research and development expenses.
Other Income (Expense)
Interest Expense.
Interest expenses for the year ended December 31, 2020 were $18.1 million compared to $22.2 million of interest expenses for the year ended December 31, 2019. The $4.0 million decrease in interest expenses was attributable to the full redemption of our outstanding 2021 Notes on October 2, 2020. We did not incur interest expense associated with the 2021 Notes from and after October 2, 2020.
Foreign Currency Loss, Net.
 Net foreign currency loss for the year ended December 31, 2020 was $0.4 million compared to net foreign currency loss of $22.3 million for the year ended December 31, 2019. The net foreign currency losses for the years ended December 31, 2020 and 2019 were due to the depreciation in the value of the Korean won relative to the U.S. dollar during each period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2020 and 2019, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $378.9 million and $686.5 million, respectively. The decrease in the outstanding intercompany loan balances including accrued interest was primarily attributable to our Korean subsidiary’s repayment of certain loans by our Dutch subsidiary to fund the redemption of the outstanding 2021 Notes on October 2, 2020. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Loss on Early Extinguishment of Borrowings, Net.
Loss on early extinguishment of borrowings for the year ended December 31, 2020 were $0.8 million compared to $0.04 million of loss for the year ended December 31, 2019. The $0.7 million increase in loss on early extinguishment of borrowings was attributable to the full redemption of our outstanding 2021 Notes on October 2, 2020. In connection with the redemption of the 2021 Notes, we reclassified the remaining unamortized discount and debt issuance costs on the redemption date as a loss on early extinguishment of borrowings.
Others, Net.
Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the years ended December 31, 2020 and 2019 were $3.1 million and $2.6 million, respectively.
Income Tax Expense (Benefit)
We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.
We recorded a $46.2 million income tax benefit for the year ended December 31, 2020, primarily as a result of releasing valuation allowances established against the related deferred tax assets related to our Korean subsidiary and the parent entity in the U.S. Our Korean subsidiary had generated three years of cumulative profits adjusted for permanent differences and is anticipated to generate taxable basis for the subsequent years. As a result, $39.4 million of valuation allowances, established against the Korean subsidiary’s deferred tax assets, were released as of December 31, 2020. In addition, we believe it is more likely than not that the parent entity in the U.S. would be able to utilize its net operating loss in future tax years, which would provide incremental tax savings of approximately $4.5 million. Therefore, we released the valuation allowances, established against the U.S. parent’s deferred tax assets, up to these anticipated tax savings as of December 31, 2020.
For the year ended December 31, 2019, we recorded $3.8 million income tax expenses, primarily attributable to interest on intercompany loan balances, which was offset in part by an income tax benefit of $1.7 million, resulting in a net income tax expense of $2.2 million. The income tax benefit of $1.7 million was due to the application of the exception rule under Accounting Standards Codification 740, “Income Taxes” (“ASC 740”) in connection with the intra-period allocation, which resulted in tax benefits in our continuing operations and tax expenses in the discontinued operations for an equal and offsetting amount for the presentation purposes only.
Income (Loss) from Continuing Operations
Income from continuing operations for the year ended December 31, 2020 was $57.1 million compared to loss from continuing operations of $20.4 million for the year ended December 31, 2019. The $77.5 million improvement in results from continuing operations was primarily attributable to a $48.4 milling improvement in income tax expense, a $21.9 million improvement in net foreign currency loss, a $4.0 million decrease in interest expense and a $3.3 million increase in operating income.
Income (Loss) from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax for the year ended December 31, 2020 was $287.9 million compared to loss from discontinued operations, net of tax of $1.4 million for the year ended December 31, 2019. The $289.3 million increase in income from discontinued operations, net of tax primarily resulted from a $287.1 million increase in gain on sale of discontinued operations, a $10.8 million decrease in research and development expenses, a $9.2 million decrease in selling, general and administrative expenses and a $7.6 million increase in gross profit due in part to depreciation and amortization associated with the assets classified as those held for sale having been ceased starting in the second quarter of 2020, which were offset in part by a $10.8 million increase in transaction costs, a $8.9 million increase in income tax expense and a $6.7 million increase in restructuring and other charges.

Net Income (Loss)
As a result of the foregoing, net income of $345.0 million was recorded for the year ended December 31, 2020 compared to net loss of $21.8 million for the year ended December 31, 2019. As discussed above, the increase in net income of $366.8 million primarily resulted from a $289.3 million increase in income from discontinued operations, net of tax, mainly attributable to the completion of the sale of the Foundry Service Group business and Fab 4, and a $77.5 million improvement in loss from continuing operations.
Results of Operations—Comparison of Years Ended December 31, 2019 and 2018
The following table sets forth consolidated results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales—standard products business	$484.8	93.1%	$425.5	91.4%	$59.4
Net sales—transitional Fab 3 foundry services	35.8	6.9	39.9	8.6	(4.1)

Total revenues	520.7	100.0	465.4	100.0	55.2
Cost of sales
Cost of sales—standard products business	368.5	70.8	309.8	66.6	58.6
Cost of sales—transitional Fab 3 foundry services	35.8	6.9	39.9	8.6	(4.1)

Total cost of sales	404.3	77.6	349.8	75.2	54.5

Gross profit	116.4	22.4	115.6	24.8	0.7

Selling, general and administrative expenses	47.6	9.1	47.7	10.3	(0.1)
Research and development expenses	45.0	8.6	46.0	9.9	(1.0)
Early termination and other charges	0.1	0.0	—	—	0.1

Operating income	23.7	4.6	21.9	4.7	1.8

Interest expense	(22.2)	(4.3)	(22.0)	(4.7)	(0.2)
Foreign currency loss, net	(22.3)	(4.3)	(26.3)	(5.7)	4.0
Loss on early extinguishment of borrowings, net	(0.0)	(0.0)	(0.2)	(0.0)	0.2
Others, net	2.6	0.5	(0.2)	(0.0)	2.8

	(41.9)	(8.1)	(48.7)	(10.5)	6.8

Loss from continuing operations before income tax expense	(18.2)	(3.5)	(26.9)	(5.8)	8.6
Income tax expense (benefit)	2.2	0.4	(1.1)	(0.2)	3.3

Loss from continuing operations	(20.4)	(3.9)	(25.8)	(5.5)	5.4
Income (loss) from discontinued operations, net of tax	(1.4)	(0.3)	21.9	4.7	(23.3)

Net loss	$(21.8)	(4.2)%	$(3.9)	(0.8)%	$(17.9)

Results by business line

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales—standard products business
Display Solutions	308.5	59.3	256.1	55.0	52.4
Power Solutions	176.3	33.9	169.4	36.4	6.9

Total standard products business	484.8	93.1	425.5	91.4	59.4
Net sales—transitional Fab 3 foundry services	35.8	6.9	39.9	8.6	(4.1)

Total revenues	$520.7	100.0%	$465.4	100.0%	$55.2

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	Change Amount
	(In millions)
Gross Profit
Gross profit—standard products business	116.4	24.0	115.6	27.2	0.7
Gross profit—transitional Fab 3 foundry services	—	—	—	—	—

Total gross profit	$116.4	22.4%	$115.6	24.8%	$0.7

Revenues
Total revenues were $520.7 million for the year ended December 31, 2019, representing a $55.2 million, or 11.9%, increase compared to $465.4 million for the year ended December 31, 2018. This increase was primarily due to an increase in revenue related to our standard products business as described below.
The standard products business.
Net sales from our standard products business were $484.8 million for the year ended December 31, 2019, representing a $59.4 million, or 14.0%, increase compared to $425.5 million for the year ended December 31, 2018. This increase was primarily attributable to an increase in revenue related to our mobile OLED display driver ICs due to an increase in new OLED smartphones by Chinese and Korean manufacturers and higher demand for premium power products such as high-end
MOSFETs primarily for TV and industrial applications. This increase was offset in part by a strategic reduction of our lower margin non-auto
LCD DDIC business.
Gross Profit
Total gross profit was $116.4 million for the year ended December 31, 2019 compared to $115.6 million for the year ended December 31, 2018, representing a $0.7 million, or 0.6%, increase. Gross profit as a percentage of total revenues for the year ended December 31, 2019 decreased to 22.4% compared to 24.8% for the year ended December 31, 2018. The decrease in gross profit as a percentage of total revenues was due to the decrease in gross profit as a percentage of total revenues from our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $116.4 million for the year ended December 31, 2019, representing a $0.7 million, or 0.6%, increase from $115.6 million for the year ended December 31, 2018. Gross profit as a percentage of net sales for the year ended December 31, 2019 decreased to 24.0% compared to 27.2% for the year ended December 31, 2018. The decrease in gross profit as a percentage of net sales was primarily attributable to inventory reserves related to certain legacy display products, a significant drop in the utilization rate during the first half of 2019 and lower yields of a newly introduced mobile display product during an early stage of production during the third quarter of 2019. This decrease was offset in part by a better product mix from an increase in sales of premium power products such as high-end
MOSFETs primarily for TV and industrial applications.
Net Sales—Standard Products Business by Geographic Region
We report net sales—standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(In millions)
Korea	$132.6	27.4%	$176.1	41.4%	$(43.5)
Asia Pacific (other than Korea)	343.7	70.9	241.5	56.7	102.2
United States	2.4	0.5	2.0	0.5	0.4
Europe	4.8	1.0	4.4	1.0	0.4
Others	1.4	0.3	1.6	0.4	(0.2)

	$484.8	100.0%	$425.5	100.0%	$59.4

Net sales—standard products business in Korea for the year ended December 31, 2019 decreased from $176.1 million, or by $43.5 million, or 24.7%, to $132.6 million compared to the year ended December 31, 2018, primarily due to a decrease in revenue related to mobile OLED display driver ICs and a strategic reduction of lower margin non-auto
LCD DDIC business.
Net sales—standard products business in the Asia Pacific for the year ended December 31, 2019 increased from $241.5 million to $343.7 million compared to the year ended December 31, 2018, or by $102.2 million, or 42.3%, primarily due to an increase in revenue related to mobile OLED display driver ICs in connection with an increase in new OLED smartphones by Chinese and Korean manufacturers, which was offset in part by a lower demand for certain of our lower margin power products.
Operating Expenses
Selling, General and Administrative Expenses.
Selling, general and administrative expenses were $47.6 million, or 9.1% of total revenues, for the year ended December 31, 2019, which remained flat compared to $47.7 million, or 10.3%, of total revenues, for the year ended December 31, 2018. The decrease of $0.1 million, or 0.2%, was primarily attributable to a decrease in certain employee incentives and professional fees, which were mainly comprised of legal and consulting services. This decrease was offset in part by an increase in equity-based compensation and legal settlement charges relating to a dispute with a prior customer recorded in the first quarter of 2019.
Research and Development Expenses.
Research and development expenses were $45.0 million, or 8.6% of total revenues for the year ended December 31, 2019, compared to $46.0 million, or 9.9% of total revenues for the year ended December 31, 2018. The decrease of $1.0 million, or 2.2%, was primarily attributable to a decrease in outside service fees and various overhead expenses, which was offset in part by an increase in development activities for our
28-nanometer
OLED display driver ICs.

Operating Income
As a result of the foregoing, operating income of $23.7 million was recorded for the year ended December 31, 2019 compared to operating income of $21.9 million the year ended December 31, 2018. As discussed above, the increase in operating income of $1.8 million resulted primarily from a $1.0 million decrease in research and development expenses, a $0.7 million increase in gross profit and a $0.1 million decrease in selling, general and administrative expenses.
Other Income (Expense)
Interest Expense.
Interest expenses were $22.2 million and $22.0 million for the year ended December 31, 2019 and December 31, 2018, respectively.
Foreign Currency Loss, Net.
 Net foreign currency loss for the year ended December 31, 2019 was $22.3 million compared to net foreign currency loss of $26.3 million for the year ended December 31, 2018, The net foreign currency losses for the years ended December 31, 2020 and 2019 were due to the depreciation in value of the Korean won relative to the U.S. dollar during each period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars, and is affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of December 31, 2019 and 2018, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $686.5 million and $666.6 million, respectively. Foreign currency translation gain or loss from intercompany balances was included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Loss on Early Extinguishment of Borrowings, Net.
Loss on early extinguishment of long-term borrowings for the years ended December 31, 2019 and 2018 were $0.04 million and $0.2 million, respectively.
Others, Net.
Others were comprised of gains and losses on the valuation of derivatives which were designated as hedging instruments, rental income and interest income. Others for the year ended December 31, 2019 and December 31, 2018 were $2.6 million and negative $0.2 million, respectively.
Income Tax Expenses (Benefit)
We are subject to income taxes in the United States and many foreign jurisdictions and our effective tax rate is affected by changes in the mix of earnings between countries with differing tax rates.
For the year ended December 31, 2019, we recorded $3.8 million income tax expenses, primarily attributable to interest on intercompany loan balances, which was offset in part by an income tax benefit of $1.7 million, resulting in a net income tax expense of $2.2 million. The income tax benefit of $1.7 million was due to the application of the exception rule under ASC 740 in connection with the intra-period allocation. For the year ended December 31, 2018, we recorded $4.6 million income tax benefits as a result of the application of the exception rule under ASC 740, in connection with the intra-period allocation, which was offset in part by an income tax expense of $3.5 million, primarily attributable to interest on intercompany loan balances. This resulted in a net income tax benefit of $1.1 million for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, the application of the exception rule under ASC 740 resulted in tax benefits in our continuing operations and tax expenses in the discontinued operations for an equal and offsetting amount for the presentation purposes only.
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
Loss from Continuing Operations
As a result of the foregoing, loss from continuing operations improved by $5.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. As discussed above, the improvement in loss from continuing operations primarily resulted from a $4.0 million improvement in net foreign currency loss, a $2.1 million improvement in loss on the valuation of derivatives recorded in others, net and a $1.8 million increase in operating income, which was offset in part by a $3.3 million increase in income tax expense.
Income (Loss) from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax for the year ended December 31, 2019 was $1.4 million compared to income from discontinued operations, net of tax of $21.9 million for the year ended December 31, 2018. The $23.3 million decrease in income from discontinued operations, net of tax primarily resulted from a $18.2 million decrease in gross profit, a $9.1 million increase in restructuring and other charges and a $1.4 million decrease in net foreign currency gain, which were offset in part by a $3.1 million decrease in income tax expense, a $1.7 million decrease in research and development expenses and a $0.9 million decrease in selling, general and administrative expenses.
Net Loss
As a result of the foregoing, net loss of $21.8 million was recorded for the year ended December 31, 2019 compared to net loss of $3.9 million for the year ended December 31, 2018. As discussed above, the increase in net loss of $17.9 million primarily resulted from a $23.3 million decrease in income from discontinued operations, net of tax, which was offset in part by a $5.4 million improvement in loss from continuing operations.
Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.
Our principal sources of liquidity are our cash, cash equivalents, our cash flows from operations and our financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. For a description of our factoring arrangements and accounts receivable discounting, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Accounts Receivable” included elsewhere in this Report. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of December 31, 2020, we did not have any accounts payable on extended terms or payment deferment with our vendors.
On September 1, 2020, we completed the sale of our Foundry Services Group business and Fab 4 to the Buyer in exchange for a purchase price equal to approximately $350.6 million in cash. The purchase price was paid in a combination of U.S. Dollars in the amount of $46.5 million and Korean Won in the amount of approximately KRW 360.6 billion.

On October 2, 2020, we redeemed of all of our outstanding 2021 Notes. We paid approximately $227.4 million to fully redeem all of the outstanding $224.25 million aggregate principal amount of the 2021 Notes at a redemption price equal to the sum of 100% of the principal amount plus accrued and unpaid interest thereon.
On January 17, 2017, we issued an aggregate of $86.3 million in principal amount of our Exchangeable Notes. Prior to the March 1, 2021 maturity of our Exchangeable Notes, holders elected to exchange for an aggregate of 10,144,131 shares of our common stock in satisfaction in full of the outstanding obligations under the Exchangeable Notes.
As of December 31, 2020, cash and cash equivalents held by our Korean subsidiary were $271.8 million, which represents 97% of our total cash and cash equivalents on a consolidated basis. We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next twelve months and the foreseeable future.
Year ended December 31, 2020 compared to year ended December 31, 2019
As of December 31, 2020, our cash and cash equivalents balance was $279.9 million, a $128.3 million increase compared to $151.7 million as of December 31, 2019. The increase resulted from a $318.5 million cash inflow provided by investing activities and a $7.5 million of cash inflow provided by operating activities, which were partially offset by a $222.3 million cash outflow used in financing activities.
Cash inflow provided by operating activities totaled $7.5 million for the year ended December 31, 2020, compared to $50.5 million of cash inflow provided by operating activities for the year ended December 31, 2019. The net operating cash inflow for the year ended December 31, 2020 reflects our net income of $57.8 million, excluding gain on sale of discontinued operations, as adjusted unfavorably by $17.4 million, which mainly consisted of depreciation and amortization, provision for severance benefits, net foreign currency loss and deferred income tax assets, and net unfavorable impact of $33.0 million from changes of operating assets and liabilities.
Our working capital balance as of December 31, 2020 was $236.0 million compared to $245.5 million as of December 31, 2019. The decrease in working capital was primarily attributable to reclassification of the outstanding Exchangeable Notes, which were reclassified as a current liability in the first quarter of 2020, which was offset in part by increased cash and cash equivalents as a result of the completion of sale of our Foundry Services Group business and Fab 4 and redemption of our outstanding 2021 Notes.
Cash inflow provided by investing activities totaled $318.5 million for the year ended December 31, 2020, compared to $28.9 million of cash outflow used in investing activities for the year ended December 31, 2019. The $347.4 million increase in cash inflow was attributable to $350.6 million of proceeds received from the sale of the Foundry Services Group business and Fab 4, a $9.2 million net decrease in hedge collateral, which was offset in part by a $13.1 million increase in purchase of plant, property and equipment.
Cash outflow used in financing activities totaled $222.3 million for the year ended December 31, 2020, compared to $1.8 million of cash outflow used in financing activities for the year ended December 31, 2019. The financing cash outflow for the year ended December 31, 2020 was primarily attributable to a payment of $224.3 million for the full redemption of the outstanding 2021 Notes in the fourth quarter of 2020 and a payment of $1.1 million for the repurchase of our common stock to satisfy tax withholding obligation in connection with the vesting of restricted stock units, which was offset in part by $3.9 million of proceeds received from the issuance of common stock in connection with the exercise of stock options. The financing cash outflow for the year ended December 31, 2019 was primarily attributable to a payment of $1.2 million for the repurchase of 2021 Notes and Exchangeable Notes in the first quarter of 2019 and a payment of $2.4 million for the repurchase of our common stock in January 2019 pursuant to our stock repurchase plan, which was offset in part by

$2.9 million of proceeds received from the issuance of common stock in connection with the exercise of stock options.
For the year ended December 31, 2020, capital expenditures for plant, property and equipment were $36.1 million, a $13.1 million, or 57.3% increase from $23.0 million of capital expenditures for the year ended December 31, 2019. The capital expenditures for the year ended December 31, 2020 included certain one-time
investments relating to separating shared IT infrastructure and R&D building upon the sale of the Foundry Services Group business and Fab 4. In addition, we routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capabilities. The routine capital expenditures for the years ended December 31, 2020 and 2019 were related to meeting customer demand, supporting technology and facility improvement at our fabrication facilities.
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
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
	(In millions)
Exchangeable Notes(1)	$85.8	$85.8	$—	$—	$—	$—	$—
Operating leases(2)	5.0	2.4	1.0	0.6	0.6	0.4	—
Finance leases(2)	0.2	0.1	0.1	0.1	—	—	—
Water Treatment Services(2)(3)	30.4	4.3	4.2	4.2	4.0	4.0	9.7
Others(2)(4)	6.0	3.3	1.8	0.7	0.1	0.1	—

(1)
Interest payments as well as $83.7 million aggregate principal amount of the Exchangeable Notes outstanding as of December 31, 2020, which bore interest at a rate of 5.0% per annum and were scheduled to mature on March 1, 2021. Prior to the March 1 maturity of our Exchangeable Notes, holders elected to exchange for an aggregate of 10,144,131 shares of common stock.

(2)	Assumes constant currency exchange rate for Korean won to U.S. dollars of 1,088:1, the exchange rate as of December 31, 2020.
(3)	Includes future payments for water treatment services for our fabrication facility in Gumi, Korea based on the contractual terms.
(4)	Includes license agreements and other contractual obligations.
We lease land, office space and equipment under various operating lease agreements that expire through 2025.
We are a party to an arrangement for the water treatment facility in Gumi, Korea, which includes a
10-year
service agreement beginning July 1, 2018.
Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of December 31, 2020, our accrued severance benefits, net, totaled $40.5 million and cumulative contributions to these severance insurance deposit accounts amounted to $13.7 million.
We follow U.S. GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.4 million as of December 31, 2020. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.
Off-Balance
Sheet Arrangements
As of December 31, 2020, we did not have any
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
The gross amount of inventory reserves charged to cost of sales totaled $7.3 million, $12.9 million and $6.7 million in the fiscal years ended December 31, 2020, 2019 and 2018, respectively. The new cost base related to the sale of inventory that was previously written down totaled $4.3 million, $2.9 million and $3.7 million in the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
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
Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

We make an ongoing assessment of our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences, expiration of tax credits and net operating loss carry-forwards and tax planning strategies. As of December 31, 2020, we released the valuation allowances at our operating subsidiary in Korea and the parent entity in the U.S. since it was determined that it is more likely than not that the deferred tax assets at these subsidiaries will be realizable based on the current prospects of their future taxable income. We will continue to evaluate the ability to realize our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the market risk that the value of a financial instrument will fluctuate due to changes in market conditions, primarily from changes in foreign currency exchange rates. In the normal course of our business, we are subject to market risks associated with currency movements on our assets and liabilities.
Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at December 31, 2020 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $4.7 million in our U.S. dollar financial instruments and cash balances.
See “Note 10. Derivative Financial Instruments” to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations—Impact of Foreign Currency Exchange Rates on Reported Results of Operations” for additional information regarding our foreign exchange hedging activities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the
Board of Directors and Stockholders of
Magnachip Semiconductor Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Magnachip Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019
,
and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019, and as discussed in Note 1 the manner in which it accounts for revenue from contracts with customers in 2018.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Realizability of Deferred Tax Assets
As described in Notes 1 and 17 to the consolidated financial statements, the Company has net deferred tax assets of $44.5 million, including a valuation allowance of $115.6 million, as of December 31, 2020. Management determines deferred tax assets and liabilities based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires management to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including historical operating results, expected timing of the reversals of existing temporary differences, the Company’s ability to generate future taxable income, and tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are (i) the significant judgment by management when assessing the available positive and negative evidence surrounding the realizability of deferred tax assets, including the application of tax law to the projected tax calculation and a high degree of estimation uncertainty relative to the estimates of future taxable income, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimates of future taxable income,

(iii) auditor judgment in assessing management’s application of tax law to the projected tax calculation, and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets. These procedures also included, among others, (i) evaluating the appropriateness of management’s calculation used, (ii) testing the completeness, accuracy and relevance of the underlying data used in the calculation, and (iii) evaluating the reasonableness of significant assumptions used in the calculation of future taxable income. Evaluating management’s assumptions related to estimates of future taxable income involved evaluating whether the assumptions used were reasonable considering (i) current and past profitability, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating management’s assumptions and calculation for assessing the realizability of deferred tax assets, including the mechanics and application of tax law to the projected tax calculation.
/s/ Samil PricewaterhouseCoopers
Seoul, Korea
March 9, 2021
We have served as the Company’s auditor since 2004.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands of U.S. dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$279,940	$151,657
Accounts receivable, net	64,390	47,447
Inventories, net	39,039	41,404
Other receivables	4,338	10,200
Prepaid expenses	7,332	9,003
Hedge collateral (Note 10)	5,250	9,820
Other current assets	9,321	10,013
Current assets held for sale (Note 2)	—	99,821

Total current assets	409,610	379,365

Property, plant and equipment, net	96,383	73,068
Operating lease right-of-use assets	4,632	1,876
Intangible assets, net	2,727	2,769
Long-term prepaid expenses	4,058	5,757
Deferred income taxes (Note 17)	44,541	154
Other non-current assets	9,739	8,905
Non-current assets held for sale (Note 2)	—	123,434

Total assets	$571,690	$595,328

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$52,164	$40,376
Other accounts payable	2,531	6,410
Accrued expenses (Note 9)	16,241	44,799
Accrued income taxes	12,398	1,569
Operating lease liabilities	2,210	1,625
Current portion of long-term borrowings, net	83,479	—
Other current liabilities	4,595	2,014
Current liabilities held for sale (Note 2)	—	37,040

Total current liabilities	173,618	133,833

Long-term borrowings, net	—	304,743
Accrued severance benefits, net	40,462	51,181
Non-current operating lease liabilities	2,422	251
Other non-current liabilities	9,588	9,420
Non-current liabilities held for sale (Note 2)	—	110,881

Total liabilities	226,090	610,309

Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 44,943,854 shares issued and 35,783,347 outstanding at December 31, 2020 and 43,851,991 shares issued and 34,800,312 outstanding at December 31, 2019	450	439
Additional paid-in capital	163,010	152,404
Retained earnings (deficit)	286,834	(58,131)
Treasury stock, 9,160,507 shares at December 31, 2020 and 9,051,679 shares at December 31, 2019, respectively	(108,397)	(107,033)
Accumulated other comprehensive income (loss)	3,703	(2,660)

Total stockholders’ equity (deficit)	345,600	(14,981)

Total liabilities and stockholders’ equity	$571,690	$595,328

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales—standard products business	$465,519	$484,847	$425,490
Net sales—transitional Fab 3 foundry services	41,540	35,824	39,935

Total revenues	507,059	520,671	465,425
Cost of sales:
Cost of sales—standard products business	338,420	368,450	309,842
Cost of sales—transitional Fab 3 foundry services	40,322	35,824	39,935

Total cost of sales	378,742	404,274	349,777

Gross profit	128,317	116,397	115,648
Operating expenses:
Selling, general and administrative expenses	49,974	47,595	47,712
Research and development expenses	45,698	45,024	46,044
Early termination and other charges	5,629	53	—

Total operating expenses	101,301	92,672	93,756

Operating income:	27,016	23,725	21,892

Interest expense	(18,147)	(22,157)	(22,006)
Foreign currency loss, net	(382)	(22,316)	(26,307)
Loss on early extinguishment of borrowings, net	(766)	(42)	(206)
Other income (expense), net	3,110	2,577	(229)

Income (loss) from continuing operations before income tax expense	10,831	(18,213)	(26,856)
Income tax expense (benefit)	(46,228)	2,200	(1,079)

Income (loss) from continuing operations	57,059	(20,413)	(25,777)
Income (loss) from discontinued operations, net of tax	287,906	(1,413)	21,877

Net income (loss)	$344,965	$(21,826)	$(3,900)

Basic earnings (loss) per common share—
Continuing operations	$1.62	$(0.59)	$(0.75)
Discontinued operations	8.18	(0.05)	0.64

Total	$9.80	$(0.64)	$(0.11)

Diluted earnings (loss) per common share—
Continuing operations	$1.35	$(0.59)	$(0.75)
Discontinued operations	6.19	(0.05)	0.64

Total	$7.54	$(0.64)	$(0.11)

Weighted average number of shares—
Basic	35,213,525	34,321,888	34,469,921
Diluted	46,503,586	34,321,888	34,469,921
The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(In thousands of U.S. dollars)
Net income (loss)	$344,965	$(21,826)	$(3,900)

Other comprehensive income (loss)
Foreign currency translation adjustments	6,274	15,856	18,352
Derivative adjustments
Fair valuation of derivatives	1,452	(2,894)	(1,589)
Reclassification adjustment for loss (gain) on derivatives included in net income (loss)	(1,363)	4,488	(3,759)

Total other comprehensive income	6,363	17,450	13,004

Total comprehensive income (loss)	$351,328	$(4,376)	$9,104

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands of U.S. dollars, except share data)	Shares	Amount
Balance at December 31, 2017, as previously reported	34,189,599	$426	$136,259	$(40,889)	$(102,319)	$(33,114)	$(39,637)
Impact of adopting the new revenue standard	—	—	—	8,484	—	—	8,484
Balance at January 1, 2018, as adjusted	34,189,599	$426	$136,259	$(32,405)	$(102,319)	$(33,114)	$(31,153)

Stock-based compensation	—	—	5,213	—	—	—	5,213
Exercise of stock options	162,341	2	1,131	—	—	—	1,133
Settlement of restricted stock units	328,309	3	(3)	—	—	—	—
Acquisition of treasury stock	(239,017)	—	—	—	(1,607)	—	(1,607)
Other comprehensive income, net	—	—	—	—	—	13,004	13,004
Net loss	—	—	—	(3,900)	—	—	(3,900)

Balance at December 31, 2018	34,441,232	$431	$142,600	$(36,305)	$(103,926)	$(20,110)	$(17,310)

Stock-based compensation	—	—	6,952	—	—	—	6,952
Exercise of stock options	452,819	4	2,856	—	—	—	2,860
Settlement of restricted stock units	344,714	4	(4)	—	—	—	—
Acquisition of treasury stock	(438,453)	—	—	—	(3,107)	—	(3,107)
Other comprehensive income, net	—	—	—	—	—	17,450	17,450
Net loss	—	—	—	(21,826)	—	—	(21,826)

Balance at December 31, 2019	34,800,312	$439	$152,404	$(58,131)	$(107,033)	$(2,660)	$(14,981)

Stock-based compensation	—	—	6,699	—	—	—	6,699
Exercise of stock options	510,648	5	3,913	—	—	—	3,918
Settlement of restricted stock units	581,215	6	(6)	—	—	—	—
Acquisition of treasury stock	(108,828)	—	—	—	(1,364)	—	(1,364)
Other comprehensive income, net	—	—	—	—	—	6,363	6,363
Net income	—	—	—	344,965	—	—	344,965

Balance at December 31, 2020	35,783,347	$450	$163,010	$286,834	$(108,397)	$3,703	$345,600

The accompanying notes are an integral part of these consolidated financial statements

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands of U.S. dollars)
Cash flows from operating activities
Net income (loss)	$344,965	$(21,826)	$(3,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	16,481	32,729	32,048
Provision for severance benefits	16,743	17,139	17,644
Amortization of debt issuance costs and original issue discount	2,220	2,299	2,183
Loss (gain) on foreign currency, net	(23,233)	24,692	30,215
Restructuring and other charges	3,502	3,598	—
Provision for inventory reserves	3,695	10,468	4,290
Stock-based compensation	6,699	6,952	4,409
Loss on early extinguishment of borrowings, net	766	42	206
Gain on sale of discontinued operations	(287,117)	—	—
Deferred income tax assets	(44,441)	35	54
Others, net	217	247	(1,235)
Changes in operating assets and liabilities
Accounts receivable, net	(19,268)	(19,824)	8,294
Unbilled accounts receivable, net	14,260	19,274	(1,284)
Inventories	(816)	(14,678)	(34,965)
Other receivables	6,954	(6,200)	1,260
Other current assets	13,561	11,984	9,942
Accounts payable	3,960	7,375	(8,389)
Other accounts payable	(12,000)	(8,518)	(11,183)
Accrued expenses	(28,756)	5,279	(3,926)
Accrued income taxes	10,825	267	1,103
Deferred revenue	2,174	(4,768)	2,891
Other current liabilities	279	(4,727)	1,020
Other non-current liabilities	3,521	(306)	2,346
Contributions to severance insurance deposit accounts	(11,921)	(2,262)	(2,532)
Payment of severance benefits	(12,076)	(9,288)	(11,688)
Others, net	(3,724)	514	433

Net cash provided by operating activities	7,470	50,497	39,236

Cash flows from investing activities
Proceeds from settlement of hedge collateral	13,762	13,583	14,342
Payment of hedge collateral	(8,839)	(17,833)	(12,907)
Proceeds from disposal of plant, property and equipment	65	202	1,685
Purchase of property, plant and equipment	(36,100)	(22,955)	(28,948)
Payment for property related to water treatment facility arrangement	—	—	(4,283)
Payment for intellectual property registration	(741)	(1,103)	(961)
Collection of guarantee deposits	1,024	549	801
Payment of guarantee deposits	(1,236)	(1,349)	(3,016)
Proceeds from sale of discontinued operations	350,553	—	—
Other, net	(6)	9	(19)

Net cash provided by (used in) investing activities	318,482	(28,897)	(33,306)

Cash flows from financing activities
Repayment of borrowings	(224,250)	(1,175)	(2,228)
Proceeds from exercise of stock options	3,918	2,860	1,132
Acquisition of treasury stock	(1,125)	(2,702)	(1,607)
Proceeds from property related to water treatment facility arrangement	—	—	4,283
Repayment of financing related to water treatment facility arrangement	(546)	(552)	(286)
Others	(278)	(233)	—

Net cash provided by (used in) financing activities	(222,281)	(1,802)	1,294

Effect of exchange rates on cash and cash equivalents	24,612	(579)	(3,361)

Net increase in cash and cash equivalents	128,283	19,219	3,863

Cash and cash equivalents
Beginning of the period	151,657	132,438	128,575

End of the period	$279,940	$151,657	$132,438

Supplemental cash flow information
Cash paid for interest	$22,221	$19,071	$19,255

Cash paid for income taxes	$23,056	$2,081	$920

Non-cash investing and financing activities
Property, plant and equipment additions in other accounts payable	$—	$2,542	$5,249

Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$(643)	$(405)	$—

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
On September 1, 2020 (the “Closing Date”), the Company completed the sale of the Company’s Foundry Services Group business and its Fab 4 to Key Foundry Co., Ltd. (the “Buyer”), a Korean limited liability company, in exchange for a purchase price equal to approximately

$
350.6

million in cash. The purchase price was paid in a combination of U.S. Dollars in the amount of

$
46.5

million and Korean Won in the amount of approximately KRW 360.6 billion. In addition to the purchase price, the Buyer assumed all severance liabilities relating to the transferred employees, which had a value of approximately

$
100

million. The Buyer is a wholly owned subsidiary of Magnus, which was established by Alchemist Capital Partners Korea Co., Ltd. and Credian Partners, Inc. On April 20, 2020, Magnus assigned, and the Buyer assumed, all rights and obligations of Magnus under the business transfer agreement (the “Business Transfer Agreement”). This divestiture of the Foundry Services Group business and Fab 4 was made in connection with the Company’s strategic shift of its operational focus to its standard products business. The Foundry Services Group was historically a reportable segment. The Foundry Services Group business was classified as discontinued operations in the Company’s consolidated statements of operations and excluded from both continuing operations and segment results for all periods presented. Accordingly, the Company has one reportable segment, its standard products business, together with transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3,” that it expects to perform for the Buyer for a period of up to three years from the Closing Date (the “Transitional Fab 3 Foundry Services”).
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
The Company has reclassified certain prior years’ amounts to conform to the current year’s presentation for discontinued operations to reflect the divestiture of its Foundry Services Group business and Fab 4. The assets and liabilities transferred to the Buyer as of the Closing Date have been classified as assets and liabilities held for sale in the Company’s consolidated balance sheet as of December 31, 2019. See Note 2 “Discontinued Operations and Assets Held for Sale” for additional information. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations, but the material items in

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

the operating and investing activities of cash flows relating to discontinued operations are disclosed in Note 2. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, stock based compensation, property plant and equipment, leases, other long-lived assets, long-term employee benefits, contingencies liabilities, estimated future cash flows and other assumptions used in long-lived asset impairment tests and calculation of current and deferred income taxes and deferred tax valuation allowances, and assumptions used in the calculation of sales incentives, among others. Although these estimates and assumptions are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be significantly different from the estimates. The Company assessed the impact of
COVID-19
on the estimates and assumptions to the extent applicable, and determined that there was no material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020. However, the Company is not able to predict with certainty the future impact of
COVID-19
on its estimates and assumptions due to the rapidly changing nature of the
COVID-19
pandemic.
Discontinued Operations and Assets Held for Sale
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standards Codification (“ASC”) 205, “Presentation of Financial Statements” (“ASC 205”) and ASC 360, “Property, Plant and Equipment” (“ASC 360”). Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less costs to sell, and depreciation and amortization ceases on the date that the held for sale criteria are met. If the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized. Assets and liabilities related to discontinued operations classified as held for sale are segregated in the prior balance sheet in the period in which the business is classified as held for sale. The results of discontinued operations are reported in “Income from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the current and prior periods commencing in the period in which the business meets the criteria.
Foreign Currency Translation
The Company has assessed in accordance with ASC 830, “Foreign Currency Matters” (“ASC 830”), the functional currency of each of its subsidiaries in Luxembourg and the Netherlands and has designated the U.S. dollar to be their respective functional currencies. The Korean Won is the functional currency for the Company’s Korean subsidiary, which is the primary operating subsidiary of the Company. The Company and its other

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

subsidiaries are utilizing their local currencies as their functional currencies. The financial statements of the subsidiaries in functional currencies other than the U.S. dollar are translated into the U.S. dollar in accordance with ASC 830. All the assets and liabilities are translated to the U.S. dollar at the end-of-period
exchange rates. Capital accounts are determined to be of a permanent nature and are therefore translated using historical exchange rates. Revenues and expenses are translated using average exchange rates for the respective periods. Foreign currency translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in accumulated other comprehensive income or loss of stockholders’ equity. Foreign currency translation gains or losses on transactions by the Company or its subsidiaries in a currency other than its or its subsidiaries’ functional currency are included in foreign currency loss, net in its statements of operations.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with an original maturity date of three months or less when purchased.
Accounts Receivable Reserves
The Company makes estimates of expected credit losses for the allowance for credit losses based upon its assessment of various factors, including historical collection experience, the age of the accounts receivable balances, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The Company also records an estimate for sales returns, included within accounts receivable, net, based on the historical experience of the amount of goods that will be returned and refunded or replaced.
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
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers to procure materials to meet its planned production. The Company recorded advances of $5,500 thousand and $6,593 thousand as other current assets as of December 31, 2020 and 2019, respectively.
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Leases
The Company determines if an arrangement is a lease at inception of a contract considering whether the arrangement conveys the right to control the use of an identified asset over the period of use. Control of an underlying asset is conveyed if the Company has the right to direct the use of, and to obtain substantially all of the economic benefits from the use of, the identified asset. The Company accounts for lease transactions as either an operating or a finance lease, depending on the terms of the underlying lease arrangement. Assets related to operating leases are recorded on the balance sheet as operating lease right-of-use
assets; the related liabilities are recorded as operating lease liabilities for the current portion and non-current
operating lease liabilities for the
non-current
portion. Finance lease
right-of-use
assets are included in property, plant and equipment, net and the related lease liabilities are included in other current liabilities and other non-current
liabilities on the consolidated balance sheets.
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
to
five years
. Intellectual property assets acquired represent rights under patents, trademarks and property use rights and are amortized over their respective periods of benefit, ranging up to ten years
, on a straight-line basis.
Fair Value Disclosures of Financial Instruments
The Company follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for measurement and disclosures about fair value of its financial instruments. ASC 820 establishes a framework for

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820 are:
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
,
Ltd. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay.

As of December
31
,
2020
,
98
% of all employees of the Company were eligible for severance benefits.
Beginning in July 2018, the Company began contributing to certain severance insurance deposit accounts a percentage of severance benefits, which may be adjusted from time to time, accrued for eligible employees for their services beginning January 1, 2018. These accounts consist of time deposits and other guaranteed principal and interest accounts, and are maintained at insurance companies, banks or security companies for the benefit of the Company’s employees.
Accrued severance benefits are partly funded through a group severance insurance plan. The amounts funded under this insurance plan are classified as a reduction of the accrued severance benefits. Subsequent accruals are to be funded at the discretion of the Company.
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
The Company sells products manufactured based on the Company’s design. The Company’s products are either standardized with an alternative use or the Company does not have an enforceable right to payment for the related manufacturing services completed to date. Therefore, revenue for the products is recognized when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement.
In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction, and that is collected by the Company from a customer, is excluded from revenue and related revenue is presented in the statements of operations on a net basis.
The Company provides warranties under which customers can return defective products. The Company estimates the costs related to warranty claims and repair or replacements, and records them as components of cost of sales.
In addition, the Company offers sales returns (other than those that relate to defective products under warranty), cash discounts for early payments and sales incentives, and certain allowances to the Company’s customers, including the Company’s distributors. The Company records reserves for those returns, discounts, incentives and allowances as a deduction from sales, based on historical experience and other quantitative and qualitative factors.
Substantially all of the Company’s contracts are one year or less in duration. The standard payment terms with customers are generally thirty to sixty days from the time of shipment, product delivery to the customer’s location or customer acceptance, depending on the terms of the related arrangement.
The Company adopted the new revenue standard effective on January 1, 2018 using modified retrospective transition method, it recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the Company’s equity as of January 1, 2018.
All amounts

billed to a customer related to shipping and handling are classified as sales while all costs incurred by the Company for shipping and handling are classified as selling, general and administrative expenses. The amounts charged to selling, general and administrative expenses were $
993
 thousand, $
990
 thousand, and $
1,072
 thousand for the years ended December
31
,
2020
,
2019
and
2018
,
respectively.
Of the recorded deferred revenue of $559 thousand as of December 31, 2019 and $548 thousand as of December 31, 2018, $559 thousand and $548 thousand were recognized as revenue during the years ended December 31, 2020 and 2019, respectively.
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Under the provisions of ASC 815, the Company may designate a derivative instrument as hedging the exposure to variability in expected future cash flows that are attributable to a particular risk (a “cash flow hedge”) or hedging the exposure to changes in the fair value of an asset or a liability (a “fair value hedge”). Special accounting for qualifying hedges allows the effective portion of a derivative instrument’s gains and losses to offset related results on the hedged item in the consolidated statements of operations and requires that a company formally document, designate and assess the effectiveness of the transactions that receive hedge accounting treatment. Both at the inception of a hedge and on an ongoing basis, a hedge must be expected to be highly effective in achieving offsetting changes in cash flows or fair value attributable to the underlying risk being hedged. If the Company determines that a derivative instrument is no longer highly effective as a hedge, it discontinues hedge accounting prospectively and future changes in the fair value of the derivative are recognized in current earnings. The Company assesses hedge effectiveness at the end of each quarter. The Company does not offset derivative assets and liabilities within the consolidated balance sheets.
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
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were

$
87
 thousand, $
62
 thousand and $
43
 thousand for the years ended December
31
,
2020
,
2019
and
2018
, respectively.
Product Warranties
The Company records, in other current liabilities, warranty liabilities for the estimated costs that may be incurred under its basic limited warranty. The standard limited warranty period is one to two years for the majority of products. This warranty covers defective products, and related liabilities are accrued when product revenues are recognized. Factors that affect the Company’s warranty liabilities include historical and anticipated rates of warranty claims and repair or replacement costs per claim to satisfy the Company’s warranty obligation. The Company periodically assesses the adequacy of those recorded warranty liabilities and adjusts its estimates when necessary.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amount expected to be realized. The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires management to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including historical operating results, expected timing of the reversals of existing temporary differences, the Company’s ability to generate future taxable income, and tax planning strategies.

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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2. Discontinued Operations and Assets Held for Sale
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and Fab 4. As a result of the sale of the Foundry Services Group business and Fab 4, the Company recorded a gain of $287,117 thousand and all operations from the Foundry Services Group business and Fab 4 were classified as discontinued operations for all periods presented. Following the consummation of the sale, and for up to three years, the Company is expected to provide the Transitional Fab 3 Foundry Services at an agreed upon cost plus mark-up.
For the periods prior to the closing of the sale, revenue from providing the Transitional Fab 3 Foundry Services to the Foundry Services Group is recorded at cost on both of the continuing and discontinued businesses for comparative purposes. Cash inflows to the Company from the Buyer related to providing the Transitional Fab 3 Foundry Services was
$7,643 thousand for the year ended December 31, 2020.
The following table summarizes the results from discontinued operations, net of tax, for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(In thousands of U.S. dollars, except share data)
Revenues:
Net sales—Foundry Services Group	$254,732	$307,348	$325,408
Net sales—transitional Fab 3 foundry services	(25,887)	(35,824)	(39,935)

Total revenues	228,845	271,524	285,473
Cost of sales:
Cost of sales—Foundry Services Group	182,872	243,134	242,960
Cost of sales—transitional Fab 3 foundry services	(25,887)	(35,824)	(39,935)

Total cost of sales	156,985	207,310	203,025

Gross profit	71,860	64,214	82,448
Operating expenses:
Selling, general and administrative expenses	14,797	24,042	24,927
Research and development expenses	19,484	30,332	31,995
Restructuring and other charges	15,873	9,142	—

Total operating expenses	50,154	63,516	56,922

Operating income from discontinued operations	21,706	698	25,526

Foreign currency gain, net	1,277	503	1,862
Others, net	72	(67)	217

Income from discontinued operations before income tax expense	23,055	1,134	27,605
Income tax expense	11,452	2,547	5,728
Gain on sale of discontinued operations	287,117	—	—
Transaction costs	(10,814)	—	—

Income (loss) from discontinued operations, net of tax	287,906	(1,413)	21,877

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

For the

years ended December 31, 2020, 2019 and 2018, the Company recorded $
15,873
 thousand
,
$
6,991
 thousand and nil, respectively, in professional fees and transaction related expenses incurred in connection with the sale of the Foundry Services Group business and Fab 4, and recorded such costs as restructuring and other charges. For the year ended December 31, 2019, the Company also recorded in restructuring and other charges a $
2,151
 thousand restructuring-related charge to its fab employees.

The following table provides a reconciliation of the aggregate carrying amounts of major classes of assets and liabilities relating to the Foundry Services Group business and Fab 4, which are included in assets and liabilities held for sale as of December 31, 2019 in the accompanying consolidated balance sheet:

December 31, 2019
(In thousands of U.S. dollars)
Assets
Current assets
Accounts receivable, net	$48,194
Unbilled accounts receivable	16,463
Inventories, net	31,863
Other current assets	3,301

Total current assets held for sale	$99,821

Property, plant and equipment, net	109,506
Intangible assets, net	1,245
Other non-current assets	12,683

Total assets held for sale	$223,255

Liabilities
Current liabilities
Accounts payable	$20,503
Other current liabilities	16,537

Total current liabilities held for sale	$37,040

Accrued severance benefits, net	95,547
Other non-current liabilities	15,334

Total liabilities held for sale	$147,921

The following table provides supplemental cash flows information related to discontinued operations:

	Year Ended December 31,
	2020	2019	2018
	(In thousands of U.S. dollars)
Significant non-cash operating activities:
Depreciation and amortization	$5,365	$22,411	$23,220
Provision for severance benefits	8,209	10,879	10,230
Stock-based compensation	388	899	627
Investing activities:
Capital expenditures	$(5,838)	$(11,653)	$(14,170)

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
Fair Value of Financial Instruments
As of December 31, 2020, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value December 31, 2020	Fair Value Measurement December 31, 2020	Quoted Prices in Active Markets for Identical Asset / Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$2,036	$2,036	—	$2,036	—
Liabilities:
Derivative liabilities (other current liabilities)	$195	$195	—	$195	—
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
Fair Value of Borrowings

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands of U.S. dollars)
Borrowings:
5.0% Exchangeable Senior Notes due March 2021 (Level 2)	$83,479	$145,466	$81,959	$116,078
6.625% Senior Notes due July 2021 (Level 2)	$—	$—	$222,784	$224,250

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
On January 17, 2017, the Company’s wholly-owned subsidiary, MagnaChip Semiconductor S.A., closed an offering (the “Exchangeable Notes Offering”) of 5.0% Exchangeable Senior Notes due March 1, 2021 (the “Exchangeable Notes”), of $86,250 thousand, which represents the principal amount, excluding $5,902 thousand of debt issuance costs. In December 2018 and February 2019, MagnaChip Semiconductor S.A. repurchased a principal amount equal to $1,590 thousand and $920 thousand, respectively, of the Exchangeable Notes in the

open market. The Company estimates the fair value of the Exchangeable Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the Exchangeable Notes, see Note 12, “Borrowings.”
On July 18, 2013, the Company issued 6.625% Senior Notes due July 15, 2021 (the “2021 Notes”) of $225,000 thousand, which represents the principal amount, excluding $1,125 thousand of original issue discount and $5,039 thousand of debt issuance costs. In December 2018 and January 2019, the Company repurchased a principal amount equal to $500 thousand and $250 thousand, respectively, of the 2021 Notes in the open market. The Company completed the full redemption of the remaining outstanding 2021 Notes on October 2, 2020 (the “Redemption Date”). The Company estimates the fair value of the 2021 Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the 2021 Notes, see Note 12, “Borrowings.”
Fair Values Measured on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of December 31, 2020 and 2019, the Company did
no
t have any assets or liabilities measured at fair value on a non-recurring
basis.
4. Accounts Receivable
Accounts receivable as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable	$63,145	$44,176
Notes receivable	1,606	3,707
Less:
Allowance for credit losses	(188)	(49)
Sales return reserves	(173)	(387)

Accounts receivable, net	$64,390	$47,447

Changes in allowance for credit losses for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$(49)	$(51)	$(53)
Provision	(131)	—	—
Translation adjustments	(8)	2	2

Ending balance	$(188)	$(49)	$(51)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in sales return reserves for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$(387)	$(439)	$(628)
Reversal (provision)	22	(136)	(245)
Usage	196	170	414
Translation adjustments	(4)	18	20

Ending balance	$(173)	$(387)	$(439)

Commencing in March 2012, the Company has been a party to an agreement to sell selected trade accounts receivable to a financial institution from time to time. After a sale, the Company does not retain any interest in the receivables and the applicable financial institution collects these accounts receivable directly from the customer. There was no sale of accounts receivable for the year ended December 31, 2020. The proceeds from the sales of these accounts receivable totaled

$
14,474
 thousand and $
25,266
 thousand for the years ended December
31
,
2019
and
2018
, respectively, and these sales resulted in
pre-tax
losses of $
45
 thousand and $
63
 thousand for the years ended December
31
,
2019
and
2018
, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. Net proceeds of this accounts receivable sale program are recognized in the consolidated statements of cash flows as part of operating cash flows.
The Company uses receivable discount programs with certain customers. These discount arrangements allow the Company to accelerate collection of customers’ receivables.
5. Inventories
Inventories as of December 31, 2020 and December 31, 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Finished goods	$6,425	$10,087
Semi-finished goods and work-in-process	30,968	28,815
Raw materials	6,526	8,449
Materials in-transit	1,021	—
Less: inventory reserve	(5,901)	(5,947)

Inventories, net	$39,039	$41,404

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in inventory reserve for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$(5,947)	$(4,845)	$(6,094)
Change in reserve
Inventory reserve charged to costs of sales	(7,268)	(12,941)	(6,721)
Sale of previously reserved inventory	4,349	2,938	3,709

	(2,919)	(10,003)	(3,012)
Write off	2,679	8,451	4,065
Translation adjustments	(408)	450	196
Reclassified to assets held for sale	694	—	—

Ending balance	$(5,901)	$(5,947)	$(4,845)

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
6. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2020 and December 31, 2019 are comprised of the following (in thousands):

	December 31,
	2020	2019
Buildings and related structures	$24,882	$22,502
Machinery and equipment	106,244	89,453
Finance lease right-of-use assets	344	323
Others	40,116	22,242

	171,586	134,520
Less: accumulated depreciation	(90,370)	(75,704)
Land	15,167	14,252

Property, plant and equipment, net	$96,383	$73,068

Aggregate depreciation expenses totaled $10,448, thousand $9,720 thousand and $8,310 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7. Intangible Assets
Intangible assets as of December 31, 2020 and December 31, 2019 are comprised of the following (in thousands):

	December 31, 2020
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,486	$(6,759)	$2,727

Intangible assets, net	$9,486	$(6,759)	$2,727

	December 31, 2019
	Gross amount	Accumulated amortization	Net amount
Technology	$6,575	$(6,575)	$—
Customer relationships	10,180	(10,180)	—
Intellectual property assets	8,637	(5,868)	2,769

Intangible assets, net	$25,392	$(22,623)	$2,769

Aggregate amortization expense for intangible assets totaled $668 thousand, $598 thousand and $518 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate amortization expense of intangible assets for the next five years are estimated to be $672 thousand, $619 thousand, $504 thousand, $351 thousand and $223 thousand, for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, respectively.
8. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 5 years.
The Company adopted the new lease accounting standard as of January 1, 2019, using the modified retrospective transition method. The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of December 31, 2020 and December 31, 2019 are as follows (in thousands):

		December 31,
Leases	Classification	2020	2019
Assets
Operating lease	Operating lease right-of-use assets	$4,632	$1,876
Finance lease	Property, plant and equipment, net	206	258

Total lease assets		$4,838	$2,134

Liabilities
Current
Operating	Operating lease liabilities	$2,210	$1,625
Finance	Other current liabilities	68	60
Non-current
Operating	Non-current operating lease liabilities	2,422	251
Finance	Other non-current liabilities	153	208

Total lease liabilities		$4,853	$2,144

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
	2020	2019
Weighted average remaining lease term
Operating leases	3.0 years	1.1 years
Finance leases	3.0 years	4.0 years
Weighted average discount rate
Operating leases	5.55%	7.19%
Finance leases	7.75%	7.75%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$1,885	$1,990
Finance lease cost
Amortization of right-of-use assets	63	64
Interest on lease liabilities	18	22

Total lease cost	$1,966	$2,076

The above table does not include an immaterial cost of short-term leases for the years ended December 31, 2020 and 2019.
Other lease information is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,885	$1,990
Operating cash flows from finance leases	18	22
Financing cash flows from finance leases	76	55

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The aggregate future lease payments for operating and finance leases as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$2,424	$83
2022	999	83
2023	623	83
2024	561	—
2025	423	—

Total future lease payments	5,030	249
Less: Imputed interest	(398)	(28)

Present value of future payments	$4,632	$221

9. Accrued Expenses
Accrued expenses as of December 31, 2020 and 2019 are comprised of the following (in thousands):

	December 31,
	2020	2019
Payroll, benefits and related taxes, excluding severance benefits	$10,296	$8,493
Withholding tax attributable to intercompany interest income	28	23,371
Interest on senior notes	1,396	8,205
Outside service fees	755	898
Restructuring and others	2,658	2,018
Others	1,108	1,814

Accrued expenses	$16,241	$44,799

10. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar and forward contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of derivative contracts as of December 31, 2020 are as follows (in thousands):

Date of transaction	Type of derivative	Total notional amount	Month of settlement
July 13, 2020	Zero cost collar	$30,000	January 2021 to June 2021
December 15, 2020	Zero cost collar	$30,000	July 2021 to December 2021
December 18, 2020	Zero cost collar	$18,000	March 2021 to June 2021

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
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

Derivatives designated as hedging instruments:		December 31,
		2020	2019
Asset Derivatives:
Zero cost collars	Other current assets	$2,036	$1,456
Liability Derivatives:
Zero cost collars	Other current liabilities	$195	$—
Offsetting of derivative assets and liabilities as of December 31, 2020 is as follows (in thousands):

As of December 31, 2020	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2,036	$—	$2,036	$—	$—	$2,036
Liability Derivatives:
Zero cost collars	$195	$—	$195	$—	$—	$195
Offsetting of derivative assets as of December 31, 2019 is as follows (in thousands):

As of December 31, 2019	Gross amounts of recognized assets	Gross amounts offset in the balance sheets	Net amounts of assets presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$1,456	$—	$1,456	$—	$1,070	$2,526
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

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the years ended December 31, 2020 and 2019 and net sales of discontinued operation
s
are included in the below table (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	2020	2019		2020	2019		2020	2019
Zero cost collars	$1,769	$(1,096)	Net sales	$1,363	$(2,738)	Other income (expense), net	$148	$(193)
Forwards	$—	$(1,798)	Net sales	$—	$(1,750)	Other income (expense), net	$—	$(125)

	$1,769	$(2,894)		$1,363	$(4,488)		$148	$(318)

As of December 31, 2020, the amount expected to be reclassified from accumulated other comprehensive income into income within the next twelve months is $1,634 thousand.
The Company set aside cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”), Deutsche Bank AG, Seoul Branch (“DB”) and Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. These cash deposits are recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
Counterparties	2020	2019
NFIK	$3,250	$7,750
DB	1,000	1,000
SC	1,000	—

Total	$5,250	$8,750

The Company is required to deposit additional cash collateral with NFIK and DB for any exposure in excess of $500 thousand, and no such cash collateral was required as of December 31, 2020. As of December 31, 2019, $1,070 thousand of additional cash collateral were required to NFIK and recorded as hedge collateral on the consolidated balance sheet.
These zero cost collar contracts may be terminated by the counterparties in a number of circumstances, including if the Company’s borrowing rating falls below
B-/B3
or if the Company’s total cash and cash

equivalents is less than $
30,000

thousand at the end of a fiscal quarter, unless a waiver is obtained.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

11. Product Warranties
Changes in accrued warranty liabilities for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$735	$115	$51
Provision (reversal)	(606)	932	220
Usage	(61)	(314)	(154)
Translation adjustments	(20)	2	(2)

Ending balance	$48	$735	$115

12. Borrowings
Borrowings as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
5.0% Exchangeable Senior Notes due March 2021	$83,740	$83,740
6.625% Senior Notes due July 2021	—	224,250
Less: unamortized discount and debt issuance costs	(261)	(3,247)

Total borrowings, net	83,479	304,743
Less: current portion of long-term borrowings, net	83,479	—

Long-term borrowings, net	$—	$304,743

5.0% Exchangeable Senior Notes
On January 17, 2017, MagnaChip Semiconductor S.A. closed the Exchangeable Notes Offering of $86,250 thousand aggregate principal amount of 5.0% Exchangeable Notes. Interest on the Exchangeable Notes accrues at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017.
The Exchangeable Notes matured on

March 1, 2021
,
unless they were earlier repurchased or converted. Holders had the right to convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date.
The Company used a portion of the net proceeds from the issuance to repurchase 1,795,444 shares of common stock under its stock repurchase program at an aggregate cost of $11,401 thousand.
The Company incurred debt issuance costs of $
5,902
 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the years ended December 31, 2020 and 2019 was $
5,708
 thousand and $
5,618
 thousand, respectively.
In February 2019, the Company repurchased a principal amount equal to $920 thousand of the Exchangeable Notes in the open market, resulting in a loss of $63 thousand, which was recorded as loss on early

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
extinguishment of borrowings
, net in the consolidated statements of operations for the year ended December 31, 2019.

In December 2018, the Company repurchased a principal amount equal to $1,590 thousand of the Exchangeable Notes in the open market, resulting in a loss of $234 thousand, which was recorded as loss on early extinguishment of borrowings, net in the consolidated statements of operations for the year ended
December 31, 2018.
Upon conversion, the Company will deliver for each $1,000 principal amount of converted notes a number of shares equal to the exchange rate, which will initially be 121.1387 shares of common stock per $1,000 principal amount of Exchangeable Notes, equivalent to an initial exchange price of approximately $8.26 per share of common stock.
The exchange rate will be subject to adjustment in some circumstances, including fractional shares to be paid in cash, but will not be adjusted for any accrued and unpaid interest.
Prior to the March 1, 2021 maturity of the Exchangeable Notes, holders elected to exchange for an aggregate of 10,144,131 shares of the Company’s common stock in satisfaction in full of the outstanding obligations under the Exchangeable Notes. Following March 1, 2021, the Company does not have any Exchangeable Notes outstanding.
6.625% Senior Notes
On July 18, 2013, the Company issued a $225,000,000 aggregate principal amount of the 2021 Notes at a price of 99.5%. Interest on the 2021 Notes accrues at a rate of 6.625% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014.
The Company incurred original issue discount of $1,125 thousand and debt issuance costs of $5,039 thousand related to the issuance of the 2021 Notes. The original issue discount and the debt issuance costs were recorded as a direct deduction from the borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the 2021 Notes. Interest expense related to the 2021 Notes for the years ended December 31, 2020 and 2019 was
$11,926 thousand and $15,730 thousand, respectively.
In January 2019, the Company repurchased a principal amount equal to $250 thousand of the 2021 Notes in the open market, resulting in a net gain of $21 thousand, which was recorded as loss on early extinguishment of borrowings, net in the consolidated statements of operations for the year ended December 31, 2019.

In December 2018, the Company repurchased a principal amount equal to $500 thousand of the 2021 Notes in the open market, resulting in a net gain of $28 thousand, which was recorded as loss on early extinguishment of borrowings, net in the consolidated statements of operations for the year ended December 31, 2018.
The Company completed the full redemption of the remaining outstanding 2021
Notes on October 2, 2020. The Company paid approximately $227,428 thousand to fully redeem all of the outstanding $224,250 thousand aggregate principal amount of the 2021 Notes at a redemption price equal to the sum of 100%
of the principal amount of the 2021 Notes, plus accrued and unpaid interest thereon through, but excluding
, the Redemption Date. In connection with the redemption of the 2021 Notes, the Company recorded a $766 thousand as loss on early extinguishment of borrowings, net related to the remaining unamortized debt discount and debt issuance costs. The redemption of the 2021 Notes was funded by the Company’s
Korean subsidiary’s repayment of intercompany loans. On October 12, 2020, the Company paid a withholding tax of approximately $20,562 thousand, attributable to the repaid accrued interests on the related intercompany loans. See Note 9, “Accrued Expenses” for the withholding tax payment.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
13. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of December 31, 2020, 98% of all employees of the Company were eligible for severance benefits.

Changes in accrued severance benefits are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$53,344	$55,691
Provisions	8,534	6,260
Severance payments	(10,937)	(6,733)
Translation adjustments	3,511	(1,874)

	54,452	53,344
Less: Cumulative contributions to severance insurance deposit accounts	(13,704)	(1,856)
The National Pension Fund	(66)	(80)
Group severance insurance plan	(220)	(227)

Accrued severance benefits, net	$40,462	$51,181

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance Benefit
2021	$218
2022	271
2023	663
2024	947
2025	2,245
2026 – 2030	19,292
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
14. Equity Incentive Plans
The Company adopted its 2009 Common Unit Plan, or the 2009 Plan, effective December 8, 2009, which is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The 2009 Plan terminated in connection with the Company’s initial public offering in March 2011, and no additional options or other equity awards may be granted under the 2009 Plan. However, options granted under the 2009 Plan prior to its termination will remain outstanding until they are either exercised or expired. The Company adopted its 2011 Equity Incentive Plan, or the 2011 Plan, in March 2010. The Company amended and restated the 2011 Plan in February 2011, and the Company’s stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 in connection with the Company’s initial public offering in March 2011. The 2011 Plan was amended on October 23, 2017, to revise the clawback policy of the 2011 Plan. The 2011 Plan was amended on April 26, 2018 to amend the tax withholding provisions as they relate to directed sales of shares. At the 2020 Annual Meeting of Stockholders, the Company’s stockholders approved its 2020 Equity and Incentive Compensation Plan, or the 2020 Plan, which is administered by the Compensation Committee. Following the adoption of the 2020 Plan, no further awards may be issued under the 2011 Plan.
Awards may be granted under the 2020 Plan to the Company’s employees, officers, directors, or certain consultants or those of any subsidiary of the Company. While the Company may grant incentive stock options only to employees, the Company may grant non-statutory
stock options, stock appreciation rights, restricted

st
ock, restricted stock units, performance shares, performance units, dividend equivalents and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of any options granted under the 2020 Plan shall not exceed ten years from the date of grant. As of December 31, 2020 an aggregate maximum of

11,352,919
  shares
were authorized and
2,441,666
shares were reserved for all future grants.
Stock options and stock appreciation rights must have exercise prices at least equal to the fair market value of the stock at the time of their grant pursuant to the 2011 Plan and 2020 Plan. Stock options typically vest over one to three years following grant, subject to the participant’s continued service through the applicable vesting dates. As of December 31, 2020, no stock options or stock appreciation rights had been granted under 2020 Plan.
Restricted stock units granted under the 2011 Plan and 2020 Plan represent a right to receive shares of the Company’s common stock when the restricted stock unit vests. No monetary payment (other than applicable tax withholding) shall be required as a condition of receiving shares pursuant to a restricted stock unit, the consideration for which shall be services actually rendered to a participating company or for its benefit. Stock issued pursuant to any restricted stock unit may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria as shall be established by the Compensation Committee and set forth in the award agreement evidencing such award. Restricted stock units typically vest over one to three years following grant, subject to the participant’s continued service through the applicable vesting dates.
Restricted stock constitutes an immediate transfer of the ownership of shares of the Company’s common stock to the participant in consideration of the performance of services, entitling such participant to voting,

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
dividend and other ownership rights, subject to the substantial risk of forfeiture and restrictions on transfer determined by the Compensation Committee for a period of time determined by the Compensation Committee or until certain management objectives specified by the Compensation Committee are achieved. Each grant of restricted stock may be made without additional consideration or in consideration of a payment by the participant that is less than the fair market value per share of common stock on the grant date. Stock issued pursuant to any restricted stock award may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria as shall be established by the Compensation Committee and set forth in the award agreement evidencing such award. A grant of restricted stock may require that any and all dividends and distributions paid on restricted stock that remains subject to a substantial risk of forfeiture be automatically deferred and/or reinvested in additional restricted stock, which will be subject to the same restrictions as the underlying restricted stock, but any such dividends or other distributions on restricted stock must be deferred until, and paid contingent upon, the vesting of such restricted stock.
The following summarizes restricted stock unit activities for the years ended December 31, 2020, 2019 and 2018.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value of Restricted Stock Units
Outstanding at January 1, 2018	340,753	$8.80
Granted	739,231	9.64
Vested	(373,620)	9.24
Unsettled	45,311	9.22
Forfeited	(33,462)	10.31

Outstanding at December 31, 2018	718,213	$9.39

Granted	711,719	11.85
Vested	(528,740)	11.00
Unsettled	226,215	12.16
Settled of previous year vesting	(42,189)	9.22
Forfeited	(41,915)	10.00

Outstanding at December 31, 2019	1,043,303	$10.83

Granted	642,372	11.11
Vested	(354,657)	10.82
Settled of previous year vesting	(226,558)	12.16
Forfeited	(104,704)	11.16

Outstanding at December 31, 2020	999,756	$10.68

Total compensation expenses recorded for the restricted stock units were $6,311 thousand, $6,042 thousand and $3,511 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $3,662 thousand of total unrecognized compensation costs related to unvested restricted stock units, which is expected to be recognized over a weighted average future period of 0.6 year.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Total fair value of restricted stock units vested of continuing operations and discontinued operations were $3,839 thousand, $5,817 thousand and $2,647 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
The following summarizes stock option activities for the years ended December 31, 2020, 2019 and 2018. At the date of grant, all options had an exercise price not less than the fair value of common stock (aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price of Stock Options	Aggregate Intrinsic Value of Stock Options	Weighted Average Remaining Contractual Life of Stock Options
Outstanding at January 1, 2018	2,871,904	$9.59	$6,073	6.2 years
Forfeited	(34,807)	10.97	—	—
Exercised	(162,341)	6.97	737	—

Outstanding at December 31, 2018	2,674,756	$9.73	$395	5.2 years

Vested and expected to vest at December 31, 2018	2,674,266	9.73	394	5.2 years
Exercisable at December 31, 2018	2,544,565	9.94	306	5.1 years

Outstanding at January 1, 2019	2,674,756	$9.73	$395	5.2 years
Forfeited	(44,892)	10.29	—	—
Exercised	(452,819)	6.31	2,404	—

Outstanding at December 31, 2019	2,177,045	$10.42	$6,259	4.7 years

Vested and Exercisable at December 31, 2019	2,177,045	$10.42	$6,259	4.7 years

Outstanding at January 1, 2020	2,177,045	$10.42	$6,259	4.7 years
Forfeited	(19,216)	13.57	—	—
Exercised	(510,648)	7.67	2,689	—

Outstanding at December 31, 2020	1,647,181	$11.24	$6,112	3.8 years

Vested and Exercisable at December 31, 2020	1,647,181	$11.24	$6,112	3.8 years

Total compensation expenses recorded for the stock options were nil, $11 thousand and $271 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. There was no unrecognized compensation costs related to stock options expected to vest as of December 31, 2020.
Total weighted average grant-date fair value of vested options of continuing operations and discontinued operations were
nil
, $
165
 thousand and $
786
 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company utilizes the Black-Scholes option-pricing model to measure the fair value of each option grant. There were no grants of stock options during the years ended December 31, 2020, 2019 and 2018.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The number and weighted average grant-date fair value of the unvested stock options are as follows:

	Year Ended December 31,
	2020		2019		2018
	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value	Number	Weighted Average Grant- Date Fair Value
Unvested options at the beginning of the period	—	$—	130,191	$1.54	475,925	$2.19
Vested options during the period	—	—	(107,100)	1.54	(313,160)	2.51
Forfeited options during the period	—	—	(345)	1.54	(14,738)	1.73
Exercised options during the period	—	—	(22,746)	1.54	(17,836)	1.66

Unvested options at the end of the period	—	—	0	$—	130,191	$1.54

15. Early termination and other
charges
For the year ended December 31, 2020, the Company recorded in its consolidated statement of operations

$
4,422

thousand of early termination charges in connection with the headcount reduction program offered and paid to the employees during the fourth quarter of 2020. During the same period, the Company also recorded non-recurring professional service fees and expenses incurred in connection with certain treasury and finance initiatives.
16. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary. The loans are denominated in
U.S.

dollars and are affected by changes in the exchange rate between the Korean won and the

U.S.

dollar. As of December 31, 2020, 2019 and 2018, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $
378,852
 thousand, $
686,485
 thousand and $
666,597
 thousand, respectively. The Korean won to
U.S.

dollar exchange rates were
1,088.0
:1,
1,157.8
:1 and
1,118.1
:1 using the first base rate as of December 31, 2020, 2019 and 2018, respectively, as quoted by the KEB Hana Bank.
17. Income Taxes
The Company’s income tax expense (benefit) is composed of domestic and foreign income taxes depending on the relevant tax jurisdictions. Domestic income (loss) from continuing operations before income tax expense and income tax expense (benefit) are generated or incurred in the United States, where the parent company resides.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The components of income tax expense (benefit) attributable to income (loss) from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations before income tax expense
Domestic	$(12,305)	$(24,752)	$3,006
Foreign	23,136	6,539	(29,862)

	$10,831	$(18,213)	$(26,856)

Current income tax expense (benefit)
Domestic	$1	$20	$(383)
Foreign	(2,264)	3,771	3,959
Uncertain tax position liability (domestic)	—	(1)	(2)
Uncertain tax position liability (foreign)	(20)	2	(54)

	(2,283)	3,792	3,520

Deferred income tax benefit
Domestic	(4,461)	—	—
Foreign	(39,484)	63	32

	(43,945)	63	32

Benefits from intra-period allocation	—	(1,655)	(4,631)
Total income tax expense (benefit)	$(46,228)	$2,200	$(1,079)

Effective tax rate	—	—	4.0%

The Company’s effective tax rates were negative for the years ended December 31, 2020 and 2019 and 4.0% for the year ended December 31, 2018. The negative effective tax rate in 2020 as compared to the U.S. federal statutory rate of 21.0%, was primarily attributable to the reversal of
the valuation allowances established against the deferred tax assets in connection with the Company’s operating subsidiary in Korea and parent entity in the U.S. The differences between the annual effective income tax rates and the U.S. federal statutory rate of
21.0
%
in 2019 and in 2018 primarily related to the
non-income
based withholding tax attributable to intercompany interest income of the Company’s Dutch subsidiary, application of different tax rates associated with certain earnings from the Company’s operations outside the US, the parent Company’s interest income, which is non-taxable
for U.S. tax purposes, and the change of deferred tax assets and valuation allowances.
The Company’s Korean subsidiary recorded $1,655 thousand and $4,631 thousand income tax benefits for the years ended December 31, 2019 and 2018, respectively, primarily attributable to the application of the exception rule under ASC 740, in connection with the intra-period allocation, which resulted in tax benefits in its continuing operations and tax expenses in the discontinued operations for an equal and offsetting amount for the presentation purposes only.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The provision for domestic and foreign income taxes incurred is different from the amount calculated by applying the statutory tax rates to the income (loss) from continuing operations before income tax expense. The significant items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Provision computed at statutory rates	$2,274	$(3,825)	$(5,640)
State income taxes, net of federal effect	730	(1,139)	(1,651)
Change in statutory tax rates	5,735	2,329	1
Difference in foreign tax rates	1,077	3,002	737
Permanent differences
Derivative assets adjustment	56	315	(1,111)
TPECs, hybrid and other interest	(2,722)	7,812	(5,555)
Thin capitalization	339	988	1,262
Permanent foreign currency loss	(1,813)	(1,734)	(2,490)
Penalty	176	151	434
GILTI	24,224	5,112	—
Intercompany debt restructuring	11,137	(18,435)	—
Other permanent differences	1,262	394	417
Withholding tax	2,291	3,043	3,270
Change in valuation allowance	(75,452)	7,817	14,647
Benefits from intra-period allocation	—	(1,655)	(4,631)
Tax credits claimed	(12,397)	(651)	(421)
Tax credits expired	—	170	267
Uncertain tax positions liability	(20)	1	(56)
Change in net operating loss carry-forwards	(3,314)	—	—
Others	189	(1,495)	(559)

Income tax expense (benefit)	$(46,228)	$2,200	$(1,079)

For the year ended December 31, 2020, a permanent difference of
 $24,224
thousand was included as Global intangible
low-taxed
income (“GILTI”) in the U.S., and was primarily attributable to the income earned by certain foreign subsidiaries of the Company, including its Korean subsidiary, from the sale of the Foundry Services Group business and Fab 4.
The income tax benefit of $75,452 thousand was due to the changes in valuation allowances during the year ended December 31, 2020, of which $31,578 thousand related to the release of valuation allowances related to the Company’s current year earnings, which were mainly driven by GILTI inclusion at the U.S. parent company. The remaining $43,874 thousand represented the release of valuation allowances based on the realizability of the related deferred tax assets in future years. The Company’s operating subsidiary in Korea had generated three years of cumulative profits adjusted for permanent differences and is anticipated to generate taxable basis for the subsequent years. As a result,

$
39,413 thousand of valuation allowances, established against the Korean subsidiary’s deferred tax assets, were released as of December 31, 2020. In addition, management believes it is more likely than not that the Company’s parent in the U.S. would be able to utilize its net operating loss in future tax years, which would provide incremental tax savings of approximately $4,461 thousand. Therefore, the Company released its valuation allowances established against the U.S. parent’s deferred tax assets up to these anticipated tax savings as of December 31, 2020.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Of the permanent tax expense of

$
11,137 thousand related to intercompany debt restructuring recorded for the year ended December 31, 2020, $11,890 thousand related to the waiver and release of unpaid interests of the intercompany loans granted to the Korean subsidiary by the Dutch subsidiary. This transaction created taxable income for the Korean subsidiary, but did not result in a liability because of the utilization of loss carryforwards, which were used against income from cancellation of intercompany loans.
During 2019, the Company completed a restructuring of its intercompany borrowings between the Company and the other entities within the group of the Company. The main purpose of this restructuring was to simplify the intercompany debt structure of the group in order to align with the anti-hybrid mismatch provision mandated by the Organization for Economic
Co-operation
and Development (OECD). A portion of hybrid instruments issued by the Company’s Luxembourg subsidiary to its parent in the U.S. were subject to this restructuring. The Company recorded a net deferred tax asset of $18,435 thousand related to the unrealized foreign exchange translation loss, which was attributable to the changes in the balances of hybrid instruments that are denominated in Euros. However, there was no impact on the provision for income taxes due to a full valuation allowance against the deferred tax assets of the Company’s Luxembourg subsidiary.
A summary of the composition of net deferred income tax assets (liabilities) of continuing operations and discontinued operations as of December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets
Inventory reserves	$1,338	$4,869
Accrued expenses	2,493	3,388
Property, plant and equipment	3,391	7,979
Accumulated severance benefits	12,343	36,841
Operating lease right-of-use liabilities	1,025	2,741
Foreign currency translation loss	9,129	20,544
NOL carry-forwards	121,389	150,954
Tax credit carry-forwards	15,395	17,054
Other long-term payable	944	3,023
Interest expense deduction limitation	—	5,244

Others	1,629	4,734
Total deferred tax assets	169,076	257,371
Less: Valuation allowance	(115,636)	(246,224)

	53,440	11,147

Deferred tax liabilities
Derivative assets	417	352
Prepaid expense	1,071	3,090
Severance benefit deposits	3,156	1,294
Operating lease right-of-use assets	1,025	2,741
Foreign currency translation gain	2,431	—
Others	799	3,516

Total deferred tax liabilities	8,899	10,993

Net deferred tax assets	$44,541	$154

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Changes in valuation allowance for deferred tax assets of continuing operations and discontinued operations for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$246,224	$248,633	$251,132
Additions	—	7,912	7,653
Reductions	(75,452)	—	—
Changes relating to the discontinued operations	(67,484)	—	—
NOL/tax credit claimed/expired	3,686	(3,529)	(1,393)
Translation adjustments	8,662	(6,792)	(8,759)

Ending balance	$115,636	$246,224	$248,633

As

of December 31, 2020, 2019 and 2018,

the Company recorded a valuation allowance of $115,636 thousand,
  $
246,224

thousand and
$
248,633
 thousand on its deferred tax assets related to temporary differences, net operating loss carry-forwards and tax credits of domestic and foreign subsidiaries.

The $67,484 of
 decrease in valuation allowance for the year ended December 31, 2020 was primarily due to the utilization of net operating losses and certain temporary differences in connection with the sale of the Foundry Services Group business and Fab 4 in the Korean subsidiary.
The Company has recorded a full valuation allowance against certain foreign subsidiaries’ deferred tax assets pertaining to its related tax loss carry-forwards that are not anticipated to generate a tax benefit.

The valuation allowances at December 31, 2020, 2019 and 2018 were primarily attributable to its Luxembourg subsidiary.

	Year Ended December 31,
	2020	2019	2018
NOL carry-forwards	$604,977	$708,885	$730,472
As of December 31,
2020
, the Company had approximately $604,977 thousand of net operating loss carry-forwards available to offset future taxable income, of which $69,856 thousand is associated with the Company’s Korean subsidiary, which expires from
 2025
through 2026. The net operating loss of $324,733 thousand
associated with the Company’s Luxembourg subsidiary is mainly attributable to certain expenses incurred in connection with its shareholding in the Company’s Dutch subsidiary. Although this net operating loss amount is carried forward indefinitely, it will be recaptured on future capital gain. The remaining net operating loss mainly relates to the U.S. parent company and its domestic subsidiary and substantially most of the net operating loss expires at various dates through 2040.
The Company utilized net operating loss of $169,600 thousand, $30,945 thousand and $24,123 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. The Company also has Dutch and U.S. tax credit carry-forwards of approximately $15,386 thousand and $9 thousand, respectively, as of December 31, 2020. The Dutch tax credits are carried forward to be used for an indefinite period of time.
Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, and the U.S. and in various other jurisdictions. The Company is subject to income- or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

As of December 31, 2020, 2019 and 2018, the Company recorded $414 thousand, $445 thousand and $426 thousand of unrecognized tax benefits of continuing operations and discontinued operations,

respectively.
A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of each period is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits, balance at the beginning	$445	$426	$475
Additions based on tax positions related to the current year	48	13	10
Reductions for tax positions of prior years	(34)	(1)	—
Lapse of statute of limitations	(76)	—	(51)
Translation adjustments	31	7	(8)

Unrecognized tax benefits, balance at the ending	$414	$445	$426

No interest and penalties related to unrecognized tax benefits were
recognized as of December 31, 2020, 2019 and 2018.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviations from this estimate over the next 12 months.
18. Geographic and Other Information
The following sets forth information relating to the single continuing operating segment (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues
Standard products business
Display Solutions	$299,057	$308,531	$256,113
Power Solutions	166,462	176,316	169,377

Total standard products business	465,519	484,847	425,490
Transitional Fab 3 foundry services	41,540	35,824	39,935

Total revenues	$507,059	$520,671	$465,425

	Year Ended December 31,
	2020	2019	2018
Gross Profit
Standard products business	$127,099	$116,397	$115,648
Transitional Fab 3 foundry services	1,218	—	—

Total gross profit	$128,317	$116,397	$115,648

MAGNACHIP
SEMICONDUCTOR
CORPORATION AND
SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
The following is a summary of net

sales—standard

product
s
 business (which does not include the Transitional Fab
3
Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Year Ended December 31,
	2020	2019	2018
Korea	$106,415	$132,622	$176,097
Asia Pacific (other than Korea)	347,597	343,652	241,461
United States	5,147	2,399	1,983
Europe	4,317	4,801	4,360
Others	2,043	1,373	1,589

Total	$465,519	$484,847	$425,490

For the years ended December 31, 2020, 2019 and 2018, of the Company’s net sales—standard
products business in Asia Pacific (other than Korea), net sales—standard products business in Greater China (China, Hong Kong and Macau) represented
82.0%, 95.8% and 89.8%
, respectively, and net sales—standard products business in Vietnam represented 14.4%, 0.7% and 0.4%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 88%, 90% and 85% for the years ended December 31, 2020, 2019 and 2018, respectively.
For the year ended December 31, 2020, the Company had one customer that represented 56.2% of its net sales—standard products business, and for the year ended December 31, 2019, the Company had one customer that represented 53.8% of its net sales—standard products business, and for the year ended December 31, 2018, the Company had two customers that represented 34.1% and 23.4% of its net sales—standard products business.
As of December 31, 2020 and 2019, one customer accounted for
45.1% and 42.7%
of accounts receivable, respectively.
97% of the Company’s property, plant and equipment from continuing operations are located in Korea as of December 31, 2020.
19. Commitments and
Contingencies
Long-term Purchase Agreements
The Company purchases raw materials from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company from time to time may enter into multi-year purchase agreements, which specify future quantities and pricing of materials to be supplied by the vendors. The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future sales prices. No such accrual was required as of December 31, 2020 or 201
9
.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
20. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following at December 31, 2020 and 2019, respectively (in thousands):

	Year Ended December 31,
	2020	2019
Foreign currency translation adjustments	$2,069	$(4,205)
Derivative adjustments	1,634	1,545

Total	$3,703	$(2,660)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

Year Ended December 31, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(4,205)	$1,545	$(2,660)

Other comprehensive income before reclassifications	6,274	1,452	7,726
Amounts reclassified from accumulated other comprehensive income	—	(1,363)	(1,363)

Net current-period other comprehensive income	6,274	89	6,363

Ending balance	$2,069	$1,634	$3,703

Year Ended December 31, 2019	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(20,061)	$(49)	$(20,110)

Other comprehensive income (loss) before reclassifications	15,856	(2,894)	12,962
Amounts reclassified from accumulated other comprehensive loss	—	4,488	4,488

Net current-period other comprehensive income	15,856	1,594	17,450

Ending balance	$(4,205)	$1,545	$(2,660)

Year Ended December 31, 2018	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(38,413)	$5,299	$(33,114)

Other comprehensive income (loss) before reclassifications	18,352	(1,589)	16,763
Amounts reclassified from accumulated other comprehensive income	—	(3,759)	(3,759)

Net current-period other comprehensive income (loss)	18,352	(5,348)	13,004

Ending balance	$(20,061)	$(49)	$(20,110)

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
There was an income tax benefit of $316 thousand related to changes in accumulated other comprehensive income for the year ended December 31, 2020.

21. Earnings (Loss) Per Share
The following table illustrates the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In thousands of U.S. dollars, except share data)
Basic earnings (loss) per share
Income (loss) from continuing operations	$57,059	$(20,413)	$(25,777)
Income (loss) from discontinued operations, net of tax	287,906	(1,413)	21,877

Net income (loss)	$344,965	$(21,826)	$(3,900)

Basic weighted average common stock outstanding	35,213,525	34,321,888	34,469,921
Basic earnings (loss) per common share
Continuing operations	$1.62	$(0.59)	$(0.75)
Discontinued operations	8.18	(0.05)	0.64

Total	$9.80	$(0.64)	$(0.11)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$57,059	$(20,413)	$(25,777)
Add back: Interest expense on Exchangeable Notes	5,708	—	—

Income (loss) from continuing operations allocated to common stockholders	$62,767	$(20,413)	$(25,777)
Income (loss) from discontinued operations, net of tax	287,906	(1,413)	21,877

Net income (loss) allocated to common stockholders	$350,673	$(21,826)	$(3,900)

Basic weighted average common stock outstanding	35,213,525	34,321,888	34,469,921
Net effect of dilutive equity awards	1,145,906	—	—
Net effect of assumed conversion of 5.0% Exchangeable Notes to common stock	10,144,155	—	—

Diluted weighted average common stock outstanding	46,503,586	34,321,888	34,469,921
Diluted earnings (loss) per common share
Continuing operations	$1.35	$(0.59)	$(0.75)
Discontinued operations	6.19	(0.05)	0.64

Total	$7.54	$(0.64)	$(0.11)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Year Ended December 31,
	2020	2019	2018
Options	651,417	2,177,045	2,674,756
Restricted Stock Units	—	1,043,303	718,213

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

22. Unaudited Quarterly Financial Results
The following tables present selected unaudited Consolidated Statements of Operations for each quarter of the years ended December 31, 2020 and 2019.

	Fiscal Year 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands of U.S. dollars, except share data)
Revenues	$120,473	$118,828	$124,813	$142,945
Gross profit	29,130	32,138	28,588	38,461
Operating income	5,965	8,622	3,223	9,206
Income (loss) from continuing operations	(31,078)	11,774	8,461	67,902
Income (loss) from discontinued operations, net of tax	7,329	17,397	264,501	(1,321)
Net income (loss)	$(23,749)	$29,171	$272,962	$66,581

Basic earnings (loss) per common share—
Continuing operations	$(0.89)	$0.34	$0.24	$1.91
Discontinued operations	0.21	0.50	7.50	(0.04)

Total	$(0.68)	$0.84	$7.74	$1.87

Diluted earnings (loss) per common share—
Continuing operations	$(0.89)	$0.28	$0.21	$1.47
Discontinued operations	0.21	0.37	5.68	(0.02)

Total	$(0.68)	$0.65	$5.89	$1.45

Weighted average number of shares—
Basic	34,893,157	35,092,312	35,280,864	35,582,966
Diluted	34,893,157	46,474,237	46,581,788	47,062,903

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(TABULAR DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands of U.S. dollars, except share data)
Revenues	$107,267	$140,885	$149,167	$123,352
Gross profit	19,023	31,622	35,255	30,497
Operating income (loss)	(5,057)	8,755	14,336	5,691
Income (loss) from continuing operations	(21,555)	(8,490)	(14,244)	23,876
Income (loss) from discontinued operations, net of tax	(12,570)	(1,030)	12,637	(450)
Net income (loss)	$(34,125)	$(9,520)	$(1,607)	$23,426
Basic earnings (loss) per common share—
Continuing operations	$(0.63)	$(0.25)	$(0.41)	$0.69
Discontinued operations	(0.37)	(0.03)	0.36	(0.01)
Total	$(1.00)	$(0.28)	$(0.05)	$0.68
Diluted earnings (loss) per common share—
Continuing operations	$(0.63)	$(0.25)	$(0.41)	$0.55
Discontinued operations	(0.37)	(0.03)	0.36	(0.01)
Total	$(1.00)	$(0.28)	$(0.05)	$0.54
Weighted average number of shares—
Basic	34,194,878	34,245,127	34,357,745	34,542,415
Diluted	34,194,878	34,245,127	34,357,745	46,078,768
23. Subsequent Events
Derivative contracts
In February 2021, the Company and NFIK entered into derivative contracts of zero cost collars for the period from July 2021 to December 2021. The total notional amounts are $18,000 thousand.
Exchangeable Notes
Prior to the March 1, 2021 maturity of the Exchangeable Notes, holders elected to exchange for an aggregate of 10,144,131 shares of the Company’s common stock in satisfaction in full of the outstanding principal amount of the Exchangeable Notes. On March 1, 2021, the Company paid the final interest payment on the Exchangeable Notes of $2,094 thousand and no longer have any Exchangeable Notes obligations outstanding as of such date.

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
and
15d-15(e)
promulgated under the Exchange Act, as of December 31, 2020. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
Under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria set forth in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Report.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(e) On March 8, 2021, the Board awarded one-time discretionary cash incentive bonuses to certain executive officers and employees of the Company, including named executive officers YJ Kim, the Company’s Chief Executive Officer, and Theodore Kim, the Company’s Chief Compliance Officer and General Counsel, for their substantial contributions toward the completion of the successful sale of the Company’s Foundry Services Group business and its fabrication facility located in Cheongju. The aggregate amount of the one-time discretionary cash incentive bonuses was approximately $2.6 million, of which approximately 44.45% and 23.58% were awarded to YJ Kim and Theodore Kim, respectively.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to our executive officers is included in “Item 1. Business—Executive Officers of the Company.” The other information required by this item is incorporated by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Business Transfer Agreement, dated as of March 31, 2020 among by and among Magnus Semiconductor, LLC, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2020)

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current report on Form 8-K filed on December 30, 2020)

3.4	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.5	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed on February 21, 2020)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

Exhibit No.	Exhibit Description

10.3	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.4	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016).

10.5*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.6*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.8*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.9*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.10*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (as amended on April 26, 2018) (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on February 22, 2019).

10.11*	MagnaChip Semiconductor Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2020).

10.12*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.13*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.14-1*	Separation Agreement, dated as of January 9, 2019 among MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor Corporation and Tae Jong Lee (incorporated by reference to Exhibit 10.26-2 to our Annual Report on Form 10-K filed on February 22, 2019).

10.15*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.16*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.16-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.16-2*	Separation Agreement, dated as of March 26, 2020 among MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor Corporation and Jonathan W. Kim. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2020).

10.17*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.17-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.17-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.17-3*	Employment Agreement, dated as of April 26, 2018, by and between MagnaChip Semiconductor Corporation and Young Joon Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2018).

10.17-4*	Amendment to Employment Agreement by and between MagnaChip Semiconductor Corporation and Young Joon Kim, dated as of September 3, 2018 (incorporated by reference to Exhibit 10.29-4 to our Annual Report on Form 10-K filed on February 22, 2019).

10.17-5*	Form of Restricted Stock Units Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2018).

10.17-6*	Form of Restricted Stock Units Agreement (TSR Performance) for Chief Executive Officer (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 27, 2018).

10.17-7*	Form of Restricted Stock Units Agreement (AOP Performance) for Chief Executive Officer (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 27, 2018).

10.18*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.18-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.18-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Theodore Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2018).

10.19*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

Exhibit No.	Exhibit Description

10.19-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.19-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Woung Moo Lee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 26, 2018).

10.20*	Executive Service Agreement, dated as of May 25, 2020, by and between Young Soo Woo, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 7, 2020)

10.21*	Executive Service Agreement, dated as of June 1, 2020, by and between Chan Ho Park, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 7, 2020)

10.22*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

10.23*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.27*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.28*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.29*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.30*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 26, 2018).

10.31*	Form of Restricted Stock Units Agreement (TSR Performance) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 26, 2018).

10.32*	Form of Restricted Stock Units Agreement (AOP Performance) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 26, 2018).

Exhibit No.	Exhibit Description

10.33*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on July 15, 2020)

10.34*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Section 16 Officers) (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.35*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (CEO) (incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.36*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.5 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.37*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (CEO) (incorporated by reference to Exhibit 99.6 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.38*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.7 to our Registration Statement on Form S-8 filed on July 15, 2020).

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Samil PricewaterhouseCoopers

31.1#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
#	Filed herewith
†	Furnished herewith
Item 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	March 9, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Young-Joon Kim	March 9, 2021
Young-Joon Kim, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Young Soo Woo	March 9, 2021
Young Soo Woo, Chief Financial Officer (Principal Financial Officer)

/s/ Melvin Keating	March 9, 2021
Melvin Keating, Director

/s/ Ilbok Lee	March 9, 2021
Ilbok Lee, Director

/s/ Camillo Martino	March 9, 2021
Camillo Martino, Non-Executive Chairman of the Board of Directors

/s/ Gary Tanner	March 9, 2021
Gary Tanner, Director

/s/ Nader Tavakoli	March 9, 2021
Nader Tavakoli, Director

/s/ Liz Chung	March 9, 2021
Liz Chung, Director