Form 10-K/A
period 2020-12-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2021-04-30
CIK 1325702

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
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $332,177,863.40.
As of April 26, 2021, the registrant had 46,333,946 shares of common stock outstanding.

Explanatory Note
Magnachip Semiconductor Corporation (“MagnaChip,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment” or this “Report”) to amend the Annual Report on Form
10-K
for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2021 (the “Original
10-K
Filing”), solely for the purpose of presenting the information required by Part III of Form
10-K.
Such information was previously omitted from the Original
10-K
Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information required by Part III of Form 10-K to be incorporated in the Form
10-K
by reference to the definitive proxy statement for the 2021 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after the fiscal year end. We are filing this Amendment to to present the information required by Part III of Form 10 K, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020. The reference on the cover of the Original
10-K
Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original
10-K
Filing is hereby deleted.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original
10-K
Filing are hereby amended and restated in their entirety. In addition, we are also including Exhibits 31.3 and 31.4 required by the filing of this Amendment and have consequently amended and restated Part IV, Item 15 of the Original
10-K
Filing as set forth herein. Because this Amendment does not contain any financial statements nor does this Amendment contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications contained in Exhibits 31.3 and 31.4 have been omitted. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350. This Amendment does not amend or otherwise update any other information in the Original
10-K
Filing. Accordingly, this Amendment should be read in conjunction with the Original
10-K
Filing and with our filings with the SEC subsequent to the Original
10-K
Filing.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
FORM
10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2020

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Camillo Martino	59	Non-Executive Chairman of the Board, Chair of the Compensation Committee and Member of the Audit Committee and Nominating and Corporate Governance Committee
Kyo-Hwa (Liz) Chung	48	Director
Melvin L. Keating	74	Director, Chair of the Audit Committee and Member of the Nominating and Corporate Governance Committee
Ilbok Lee	75	Director, Chair of the Nominating and Corporate Governance Committee and Member of the Risk Committee
Gary Tanner	68	Director, Chair of the Risk Committee and Member of the Audit Committee and the Compensation Committee
Young-Joon (YJ) Kim	56	Director, Member of the Risk Committee, and Chief Executive Officer
Young Soo Woo	56	Chief Financial Officer
Theodore Kim	51	Chief Compliance Officer, Executive Vice President, General Counsel and Secretary
Woung Moo Lee	58	Executive Vice President and General Manager of Worldwide Sales
Chan Ho Park	57	General Manager of Power Solutions
Camillo Martino
,
Non-Executive
Chairman of the Board, Chair of the Compensation Committee and Member of the Audit Committee and Nominating and Corporate Governance Committee.
Mr. Martino became our
Non-Executive
Chairman of the Board in June 2020 and director in August 2016. Mr. Martino currently also serves as a member of the board of directors for KINS Technology Group and Sensera Limited. Mr. Martino also serves as a member of the board of directors at multiple privately-held companies, including VVDN Technologies and Sakuu Corporation. Mr. Martino previously served as a director of Cypress Semiconductor from June 2017 through to April 2020 and was also the Chief Executive Officer of Silicon Image Inc. from January 2010 until the completion of its sale to Lattice Semiconductor Corporation in March 2015. From January 2008 to December 2009, Mr. Martino served as Chief Operating Officer of SAI Technology Inc., where he also served as a director from June 2006 to November 2010. From July 2005 to June 2007, Mr. Martino served as a director, the President and Chief Executive Officer of Cornice Inc. From August 2001 to July 2005, Mr. Martino served as the Executive Vice President and Chief Operating Officer at Zoran Corporation. Prior to that, Mr. Martino held multiple positions with National Semiconductor Corporation for a total of nearly 14 years, and in four different countries. Mr. Martino holds a Bachelor of Applied Science degree from the University of Melbourne and a Graduate Diploma from Monash University in Australia. Our Board has concluded that Mr. Martino should serve on the Board based upon his extensive experience advising technology companies.
Kyo-Hwa (Liz) Chung, Director.
Ms. Chung was appointed as our director in July 2020. Ms. Chung currently serves as the Director of Legal for Netflix Services Korea, a position she has held since April 2021. Prior to Netflix Services Korea, Ms. Chung served as a Head of Corporate, External and Legal Affairs for Microsoft Korea from November 2018 until April 2021. Ms. Chung was with the Korean law firm Kim & Chang, from April 2003 until November 2018, most recently as a partner focusing on the areas of international disputes, government investigations and crisis management. During September 2008 to March 2009, Ms. Chung was engaged with the international law firm Skadden, Arps, Slate, Meagher & Flom LLP, as a visiting attorney at its New York office. Ms. Chung served as a judge on the Seoul Administrative Court from 2001 to 2003 and the Seoul Central District Court from 1999 to 2001. Ms. Chung received an LLM degree from Harvard Law School in 2008, and a Bachelor of Law degree from Korea University in 1996. Ms. Chung is licensed to practice law in Korea and New York.
Melvin L. Keating, Director, Chair of the Audit Committee and Member of the Nominating and Corporate Governance Committee.
Mr. Keating became our director in August 2016. Mr. Keating serves as a consultant, providing investment advice and other services to private equity firms and corporations, since November 2008. In addition, since September 2015, Mr. Keating serves as a director of Agilysys Inc., a leading technology company that provides innovative software for point-of-sale (POS), property management, inventory and procurement, workforce management, analytics, document management and mobile and wireless solutions and services to the hospitality industry. During the past five years, Mr. Keating also served on the boards of directors of the following public companies: SPS Commerce, Inc. (2018-2019); Vitamin Shoppe, Inc. (2018-2019); Red Lion Hotels Corporation (2010-2017); and API Technologies Corp (2011-2016); Harte Hanks, Inc (2017-2020). Mr. Keating holds a B.A. degree in Art History from Rutgers University (where he was a Henry Rutgers Scholar), and an M.S. in Accounting (he was a Shell Oil Fellow) and an M.B.A. in Finance (he was a Benjamin Franklin Fellow) from the Wharton School of the University of Pennsylvania. Our Board has concluded that Mr. Keating should serve on the Board based upon his extensive experience advising technology companies.

Ilbok Lee, Director, Chair of the Nominating and Corporate Governance Committee, and Member of the Risk Committee.
Dr. Lee has been our director since August 2011. Dr. Lee was an advisor/consultant to the Configurable Mixed-signal Business Unit of Dialog Semiconductor, Inc., which acquired Silego Technology Inc., a semiconductor company from October 2017 to December 2018. Dr. Lee served as Executive Chairman of Silego from August 2016 to October 2017. Dr. Lee served as Silego’s Chairman of the Board from March 2015 to August 2016 and as Silego’s Chief Executive Officer from Silego’s inception in October 2001 until August 2016. From April 1999 to September 2001, Dr. Lee served as Senior Vice President and General Manager of the Timing Division at Cypress Semiconductor Corp., a public semiconductor company, and from May 1992 to March 1999 served as President and Chief Executive Officer of IC Works, Inc., a semiconductor company he co-founded that was acquired by Cypress in 2001. Dr. Lee co-founded Samsung Semiconductor, Inc. (U.S.A.) in July 1983 and served in various positions at the Company, including President and Chief Executive Officer, until May 1992. Prior to Samsung, Dr. Lee served in various technical and managerial positions at Intel and National Semiconductor. Dr. Lee served as a member of the board of directors for Sierra Monolithic, a privately held semiconductor company, from 2002 through 2009. Dr. Lee also served on the board of directors of two public companies: ESS Technology and V3 Semiconductor. Dr. Lee received a Ph.D. and M.S.E.E. from the University of Minnesota and a B.S.E.E. from Seoul National University. Our Board has concluded that Dr. Lee should serve on our Board based upon his extensive experience in the semiconductor industry.
Gary Tanner, Director, Chair of the Risk Committee and Member of the Audit Committee and the Compensation Committee.
Mr. Tanner became our director in August 2015. Mr. Tanner also served as our
Non-Executive
Chairman of the Board from September 2016 to November 2018. Mr. Tanner served as a director of Winstek Semiconductor Corp. which is listed on the Taiwan Stock Exchange (OTC) from September 2015 until November 2017 when majority ownership of Winstek Semiconductor was acquired by Siguard Corporation. Mr. Tanner served as Executive Vice President and Chief Operations Officer of International Rectifier Corporation from January 2013 to July 2015. Mr. Tanner also served as a director at STATS ChipPac Ltd. from July 2012 until August 2015. Prior to joining International Rectifier Corporation, Mr. Tanner was the principal in GWT Consulting and Investments LLC, a firm that provided consulting services to International Rectifier Corporation from January through December 2012. Mr. Tanner previously served as Chief Executive Officer at Zarlink Semiconductor, Inc. (“Zarlink”), from May 2011 to October 2011, when Zarlink was acquired by Microsemi Corporation in October 2011. Prior to his role as Chief Executive Officer of Zarlink, from November 2009 to May 2011, Mr. Tanner served as Chief Operating Officer at that company. Mr. Tanner joined Zarlink in August 2007 as Senior Vice President of Worldwide Operations via the acquisition of Legerity, Inc., where Mr. Tanner served as the Vice President of Operations from November 2002 until August 2007. Before Legerity and Zarlink, Mr. Tanner worked for nine years at Intel Corporation, where he held various positions managing domestic and international manufacturing operations. Prior to Intel, Mr. Tanner held various management positions in fab operations at National Semiconductor, Texas Instruments and NCR Corporation. Our Board has concluded that Mr. Tanner should serve on the Board based upon his extensive experience in the semiconductor industry.
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

Young Soo Woo, Chief Financial Officer
.
Mr. Young Soo Woo was appointed Chief Financial Officer of our company in May 2020. Prior to joining our company, from January 2020 to May 2020, he served as the Chief Executive Officer of CoreeGroup, which owns and manages companies engaged in infant care service, pharmaceuticals and related research and technology businesses. Before CoreeGroup, from April 2017 to August 2019, Mr. Woo served as the Group Chief Financial Officer of Chong Kun Dang Holdings Corporation (“CKDH”), a public company and leading Korean pharmaceutical conglomerate, and also served as its Chief Executive Officer from March 2018 to August 2019. Before joining CKDH, Mr. Woo served as the General Secretary of the Kochon Foundation, a non-profit
organization founded by the founder of CKDH, from March 2016 to April 2017. Prior to the Kochon Foundation, Mr. Woo served as the acting President of
Dong-A
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
Theodore Kim, Chief Compliance Officer, Executive Vice President, General Counsel and Secretary.
Mr. Theodore Kim (T. Kim) became our Chief Compliance Officer and Executive Vice President in May 2015, and became our General Counsel and Secretary in November 2013. Mr. T. Kim previously served as our Senior Vice President from November 2013 to May 2015. Prior to joining Magnachip, Mr. T. Kim served as Head Lawyer, Global Business Development at Samsung Fire & Marine Insurance from October 2012 to October 2013. Mr. T. Kim was employed by Gibson, Dunn & Crutcher LLP, a law firm, from October 2005 to July 2012, serving most recently as Of Counsel. Prior to that, he served as Foreign Legal Consultant at Kim & Chang, a law firm in Korea, from 2001 to 2005, and prior to that, he worked as an associate attorney at Morrison & Foerster LLP, a law firm, from 1997 to 2001. Mr. Kim holds a B.A. degree in Economics and a B.S. degree in Mechanical Engineering from the University of California, Irvine, and a J.D. degree from the University of California, Los Angeles, School of Law.
Woung Moo Lee, Executive Vice President and General Manager of Worldwide Sales.
Mr. Woung Moo Lee was named as Executive Vice President and General Manager of Worldwide Sales since June of 2020. Prior to that, Mr. Lee served as Executive Vice President and General Manager of Worldwide Sales and Power Solutions from February 2020. Mr. Lee had been appointed as Executive Vice President and General Manager of the Standard Products Group in 2015 and prior to that served as our Senior Vice President, Korea Sales from 2013. Before joining our company, he was one of the founding executives and served as Vice President of Global Strategy and Marketing, Samsung LED Co., Ltd. from 2009 to 2011. In 1984, Mr. Lee began his career as a memory semiconductor design engineer and served as Vice President of Memory Strategy & Marketing Team at Samsung Electronics Co., Ltd. until 2009. Mr. Lee received the prestigious “Proud Samsung Employee Award” in 2005 and holds a B.S. degree in Electronic Engineering from Inha University.
Chan Ho Park
,
General Manager of Power Solutions.
Dr. Chan Ho Park became our General Manager of Power Solutions in June 2020 with over 30 years of hands-on
experience in the development of discrete power devices and market insights throughout the power semiconductor industry. Prior to joining our company, he was a senior staff at Vishay Intertechnology Inc. since March 2014. He developed cutting-edge technology platforms for low voltages MOSFETs having 1.5 giga-cell density and provided high and low side MOSFETs for DrMOS to various power stage solutions. Dr. Park started his professional career in 1986 as a design engineer in the field of BJT,
J-FET,
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

Assessment of Risk
Our Board believes that our compensation programs are designed in a way that they will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. Payout levels under our cash incentive program are capped and payout opportunities may be achieved on a straight-line interpolation basis between threshold and target levels, and between the target and maximum levels. In addition, non-GAAP
performance metrics are used in our cash incentive program to align achievement with our business strategy. Our equity awards are limited by the terms of our equity plans to a fixed maximum amount specified in the plan, and are subject to vesting to align the long-term interests of our executive officers with those of our equityholders.
Committees
The Board has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Committee. The Board establishes ad hoc committees from time to time, which currently include the Strategic Review Committee, the Financing Committee and the Ad Hoc Transaction Committee.
The Board has adopted written charters for the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Committee. These charters, as well as our Code of Business Conduct and Ethics and our Corporate Governance Guidelines, are posted and available on our website at
www.magnachip.com
. The information on or accessible through our website is not a part of or incorporated by reference in this proxy statement.
Audit Committee
Our Audit Committee consists of Mr. Keating, as Chair, Mr. Tanner and Mr. Martino. Our Board has determined that Mr. Keating is an audit committee financial expert as defined in Item 407(d)(5) of Regulation
S-K
promulgated under the Securities Act of 1933, as amended. Our Board has also determined that each of Mr. Keating, Mr. Tanner and Mr. Martino is independent as that term is defined in Section 303A of the New York Stock Exchange (“NYSE”) listing standards and
Rule 10A-3
promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”).
The primary purpose of the Audit Committee is to assist our Board in fulfilling its oversight responsibilities by reviewing and reporting to the Board on the integrity of the financial reports and other financial information provided by the Company to the public, the SEC and any other governmental regulatory body, and on the Company’s compliance with other legal and regulatory requirements. The Audit Committee is responsible for the appointment, retention, review and oversight of the Company’s independent auditor, and the review and oversight of the Company’s internal financial reporting, policies and processes. The Audit Committee is also responsible for reviewing related party transactions, risk management, and legal and ethics compliance.

Compensation Committee
Our Compensation Committee consists of Mr. Martino, as Chair and Mr. Tanner. Our Board has determined that each of Mr. Martino and Mr. Tanner is independent under applicable NYSE listing standards.
The Compensation Committee has the overall responsibility for evaluating and approving our executive officer and director compensation plans, policies and programs, as well as all equity-based compensation plans and policies. In March 2016, the Board created the Employee Equity Committee and delegated to it the authority to determine the recipients, amounts and timing of awards under the Company’s equity-based compensation plans within the parameters established by the Board.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Dr. Lee, as Chair, Mr. Keating and Mr. Martino. Our Board has determined that each of Dr. Lee, Mr. Keating and Mr. Martino is independent under applicable NYSE listing standards.
The Nominating and Corporate Governance Committee identifies individuals qualified to become board members, recommends director nominees, recommends board members for committee membership, develops and recommends corporate governance principles and practices and director orientation and continuing education, oversees the evaluation of our Board and its committees and formulates a description of the skills and attributes of desirable board members. The Nominating and Corporate Governance Committee will also consider candidates recommended by our stockholders so long as the proper procedures are followed.
Risk Committee
Our Risk Committee consists of Mr. Tanner, as Chair, Mr. YJ Kim and Dr. Lee. The Risk Committee assists the Board in its oversight of the Company’s management of key risks, as well as the guidelines, policies and processes for monitoring and mitigating such risks. The Risk Committee’s primary responsibility is to oversee and approve the implementation of Company-wide risk and crisis management best practices. Other responsibilities of the Risk Committee include providing input to management in identifying, assessing, mitigating and monitoring enterprise-wide risks the Company faces, including cybersecurity risks, and reviewing the Company’s business practices, compliance activities and enterprise risk management and making recommendations to the Board related to such review.
Board Leadership Structure
Separation of Chairperson and Chief Executive Officer
Our Corporate Governance Guidelines state that the Board shall elect its Chairperson (in the event that the Chairperson is a female, she will be referred to as “Chairwoman”, and in the event that the Chairperson is a male, he will be referred to as “Chairman”) and appoint the Company’s Chief Executive Officer according to its view of what is best for the Company at any given time. The Board does not believe there should be a fixed rule as to whether the offices of Chairperson and Chief Executive Officer should be vested in the same person or two different persons, or whether the Chairperson should be an employee of the Company or should be elected from among the non-employee
directors. The needs of the Company and the individuals available to play these roles may dictate different outcomes at different times, and the Board believes that retaining flexibility in these decisions is in the best interest of the Company.
Currently, Mr. Martino serves as the Company’s Chairman of the Board, and Mr. YJ Kim serves as the Company’s Chief Executive Officer. The Board may, however, make changes to its leadership structure in the future as it deems appropriate.
Lead Director
In the event that positions of Chairperson and Chief Executive Officer are held by the same person, on an annual basis the independent members of the Board will select a lead director from the independent directors then serving on the Board (the “Lead Director”). As a general matter, there shall be no Lead Director if the positions of Chairperson and CEO are not held by the same person and the Chairperson is an independent director. The length of service as Lead Director is subject to the Board’s discretion, but will be a minimum of one year. The Lead Director has the authority to call meetings of the independent directors.

Executive Sessions of the Board
The Company’s
non-management
directors meet at regularly scheduled Board meetings in executive session without management present. In 2020, the Chairman presided over the meetings of the non-employee
directors. In addition, in accordance with our Corporate Governance Guidelines, the independent members of the Board meet at least twice a year in executive session, with the Chairperson setting the agenda and presiding over such meetings.
Presiding Director
In accordance with our Corporate Governance Guidelines, the presiding director of the Board is the Chairman of the Board, if present, or in such person’s absence and if applicable, the Lead Director, or in such person’s absence, the Audit Committee Chairman, or in such person’s absence, the independent director present who has the most seniority on the Board. The presiding director presides at all meetings of the Board and is responsible for chairing the Board’s executive sessions.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion and Analysis describes and analyzes our executive compensation program for the following Magnachip executive officers who served (and are listed by the positions held) in 2020 (collectively, our “named executive officers”):

•	Young-Joon Kim (or “YJ Kim”), our Chief Executive Officer;

•	Young-Soo Woo (or “YS Woo”), our Chief Financial Officer;

•	Theodore Kim (or “T. Kim”), our Chief Compliance Officer, Executive Vice President, General Counsel and Secretary;

•	Woung Moo Lee (or “WM Lee”), our Executive Vice President and General Manager, Worldwide Sales;

•	Chan Ho Park (or “CH Park”), our General Manager, Power Solutions; and

•	Jonathan Kim (or “J. Kim”), our former Chief Financial Officer and Chief Accounting Officer.
Jonathan Kim resigned as our Chief Financial Officer on March 27, 2020.
Executive Summary
The Compensation Committee of our Board (the “Committee”) has the primary responsibility for developing and maintaining a compensation program for our senior management, including our named executive officers. The Committee believes that our executive compensation program should play a key role in our operating and financial success. The Committee also strives to design and create compensation programs that balance the competitiveness of the compensation program while holding executives accountable for our long term strategy and values. In light of our unique situation, in that all of our senior executives live in Korea, the Committee believes that our ability to retain executive talent is critical to our long-term success. The Committee believes that it is important to maintain compensation programs that include strong stock ownership elements and performance focused equity awards.
Compensation Decisions
In 2018, the Committee conducted a fresh and holistic review of our existing compensation arrangements for our Chief Executive Officer and other executive officers. The Committee believes that ongoing evaluations are necessary to ensure that our compensation program for our named executive officers is aligned with our compensation philosophy and our stockholders.
During this review, the Committee worked with its outside legal counsel and its compensation advisor to develop a comprehensive executive compensation program that would further align the interests of our executive officers with our stockholders and incentivize achievement of our short-term operational goals as well as long-term value creation. The Committee’s review included a thorough examination and comparison of our equity compensation practices, as well as our Chief Executive Officer’s and certain of our other named executive officers’ employment agreements and severance arrangements, to market practices in our industry. This analysis was one factor that the Committee considered when making its decisions regarding 2020 compensation.
Employment Agreements with certain of our Named Executive Officers
In connection with the Committee’s review of our existing arrangements, in 2018 we entered into a new employment agreement with YJ Kim, our Chief Executive Officer (the “New YJ Kim Agreement”), Theodore Kim, our Chief Compliance Officer and General Counsel (the “New T. Kim Agreement”), and Woung Moo Lee, General Manager of Worldwide Sales (the “New WM Lee Agreement,” and together with the New YJ Kim Agreement and the New T. Kim Agreement, the “New Executive Agreements”).

The New Executive Agreements reflect the following changes to Mr. YJ Kim’s, Mr. T. Kim’s and Mr. WM Lee’s respective prior arrangements to bring each within market practices:

•
Removed provision providing for
so-called
“single-trigger vesting” of all outstanding equity awards to allow flexibility with respect to future grants (and introduced so-called
“double-trigger vesting” of new time-based equity awards);

•	Removed post-termination continuation of certain perquisites;

•	Removed executive-friendly legal fees provision;

•	Removed certain carveouts and qualifiers to “cause” definition;

•	Reduced non-“change in control” severance multiples;

•	Reduced post-termination expatriate benefit continuation periods;

•	Clarified terms of expatriate benefits, as applicable, in order reflect current entitlements; and

•	Introduced performance-based equity awards, resulting in a greater pay for performance alignment.
The form of the New Executive Agreements was used for the employment agreements with YS Woo and CH Park when they joined us in May and June 2020, respectively.
Performance Based Equity Program
In 2018, consistent with the Committee’s desire to provide compensation that is largely “at risk” while still competitive with our peers with whom we compete for talent, our redesigned equity compensation program included performance-based restricted stock units (“PSUs”) along with service-based restricted stock units (“RSUs”).The Committee believes that the introduction of PSUs to our executive compensation program is consistent with, is explicitly linked to, and supports our strategic objective of enhancing stockholder value which has continued to be reflected for the equity awards granted in 2019 and 2020.
The New Executive Agreements contemplate the grant of PSUs that are earned based on the achievement of financial goals (collectively, the “Financial PSUs”) and PSUs that are earned based on our three-year total stockholder return (“TSR”) relative to the S&P Semiconductor Index (collectively, the “TSR PSUs”). For 2018, the financial performance goals established by the Committee for the Financial PSUs were based on our internal plans, which, in some cases, use non-GAAP
(generally accepted accounting principles) measures that our Board and executive officers find useful in managing our business. They consisted of revenue, gross profit margin and Adjusted EBITDA (as defined below). In structuring the relative TSR calculation and selecting the index, the Committee wanted to compare our stock price performance to that of a large, steady-state group of semiconductor companies on a basis designed to eliminate any short-term aberrations in stock price at the start or at the end of the performance period. The Committee believes that these elements create a well-diversified set of performance goals, including a focus on revenue, as our key growth driver, profitability and cash generation.
In order for any
PSUs to be earned and vest, the performance must meet or exceed a threshold level of performance during the applicable performance period.
For 2020, we wanted to continue the momentum of our 2018 business strategies. Since we were anticipating that the sale of the Company’s Foundry Services Group business and the fabrication facility located in Cheongju to Key Foundry Co., Ltd. (the “Foundry Sale”) would close towards the end of the third quarter of 2020, the Committee believed that, with respect to the vesting of the PSUs, additional weight should be placed on the fourth quarter. This was because the Company’s performance in the fourth quarter would reflect what Magnachip would look like on a going-forward basis, a “pure-play” products business without the Foundry Services Group business. As such, in May 2020, the Committee determined that it would be appropriate to use (a) our customary performance metrics— namely, revenue, gross profit margin and Adjusted EBITDA— to determine the vesting of the Financial PSUs for the months of 2020 leading up to the closing of the Foundry Sale and (b) Adjusted Operating Income (as defined below)— a non-GAAP
performance metric that focuses on measuring the profitability of the continuing business— to determine the vesting of the Financial PSUs for the remaining months of 2020 after the Foundry Sale.

The general terms of the equity awards contemplated by our 2020 executive compensation program are summarized below:

Service-Based RSUs	Financial PSUs	TSR PSUs
• Vest over three years in specified tranches, subject to executive’s continued employment through each applicable vesting date.
•   Annual grants with
one-year
performance period.

•   Vesting is based on achievement of financial goals aligned with measuring our performance against our business strategy, with specific performance goals established by the Committee annually.

•   For 2020, performance goals are based on revenue, gross profit margin and Adjusted EBITDA
(1)
for the first eight months of 2020 and Adjusted Operating Income
(2)
for the last four months of 2020.

•   Annual grants with three-year performance period.

•   Cliff-vesting at the end of the three-year performance period.

•   Vesting is based on three-year TSR of the Company relative to other entities in the S&P Semiconductor Index, determined by the percentile rank of the Company’s TSR relative to the TSR of each other entity in such index.

(1)
“Adjusted EBITDA” means EBITDA (as defined below) adjusted to exclude (i) restructuring and other charges, (ii) equity-based compensation expense, (iii) foreign currency loss (gain), net, (iv) derivative valuation loss (gain), net, and (v) various other nominal loss (gain), net. EBITDA for the periods indicated is defined as the Company’s net income (loss) before interest expense, net, income tax expense, and depreciation and amortization.

(2)
“Adjusted Operating Income” means the Company’s operating income, which is determined in accordance with US GAAP and then adjusted to exclude (i) equity-based compensation expense, and (ii) various other nominal loss (gain), net.

Compensation Philosophy and Objectives
The Committee has overall responsibility for administering our compensation programs for our named executive officers. The Committee’s responsibilities consist of evaluating, approving and monitoring our named executive officer and director compensation plans, policies and programs, as well as each of our equity-based compensation plans and policies.
The Committee seeks to establish overall compensation for named executive officers that is fair, reasonable and competitive. The Committee evaluates our compensation packages to ensure that:

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

The information set forth below in this Compensation Discussion and Analysis describes the Committee’s historical approach in realizing the general philosophy described above.
Say on Pay Vote and Stockholder Input
The Committee has responsibility to ensure that the compensation paid to our executive officers aligns with the interests of our stockholders and the Company’s compensation philosophy. As such, the Committee considered the approval by advisory votes cast for the “Say on Pay” vote and its frequency relating to the compensation of our named executive officers since the Company’s 2018 Annual Meeting. At the 2018 Annual Meeting, approximately 96% of the stockholders voted “1 Year” for the frequency of future advisory votes and the Committee, after carefully reviewing and considering the advisory votes of the stockholders, determined that the Company will continue to have an advisory vote on the compensation of the Company’s named executive officers on an annual basis. Approximately 99.15% of the stockholders at the 2020 Annual Meeting voted to approve the compensation of the Company’s named executive officers as disclosed in the Company’s 2020 proxy statement. With the result of the advisory votes, the Committee determined that the Company’s executive compensation elements continued to be appropriate. Therefore, the Company did not make any changes to its executive compensation program or arrangements as a direct result of the 2020 “Say on Pay” vote.
Timing of Compensation Decisions
Generally, at the end of each annual evaluation period, our Chief Executive Officer reviews the performance of the other executive officers and presents his conclusions and recommendations to the Committee. At that time and throughout the year, the Committee also evaluates the performance of our Chief Executive Officer, which is measured in substantial part against our consolidated financial performance. In the first quarter of our fiscal year, the Committee typically establishes the elements of our short-term cash incentive plan for the upcoming year. With respect to newly hired employees, our practice is typically to have the Employee Equity Committee approve any applicable equity grants on or about such employee’s hire date, or to approve such grants at the first meeting of the Committee following such employee’s hire date. We do not have any program, plan or practice to time equity award grants in coordination with the release of material non-public
information. From time to time, additional equity awards may be granted to executive officers during the fiscal year.
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
Role of Compensation Consultant
The Committee engages an external compensation consultant to assist it by providing information, analysis and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review. For 2020, the Committee retained Compensia Inc. (“Compensia”), a national compensation consulting firm, to serve as its compensation consultant. This compensation consultant serves at the discretion of the Committee.
During 2020, the compensation consultant regularly attended the meetings of the Committee (both with and without management present) during the period of its engagement and provided the following services:

•	Consulting with the Committee chair and other members between Committee meetings on compensation matters as needed;

•	Providing guidance to assist the Committee with requesting shareholder approval of the 2020 Equity and Incentive Compensation Plan proposal;

•	Assisting in the drafting of the Compensation Discussion and Analysis;

•	Reviewing and updating the compensation peer group used to assess executive compensation;

•
Providing competitive market data based on the compensation peer group for selected executive officer positions and evaluating how the compensation we pay these selected executive officers compares both to our performance and to how the companies in our compensation peer group compensate their executives; and

•
Reviewing and analyzing the base salary levels, target annual incentive compensation opportunities, target total cash, compensation opportunities, long-term incentive compensation opportunities, and target total direct compensation of the selected executive officers.

In 2020, Compensia did not provide any services to us other than the consulting services to the Committee. The Committee regularly reviews the objectivity and independence of the advice provided by its compensation consultant on executive compensation. In 2020, the Committee considered the six specific independence factors adopted by the SEC and reflected in the NYSE listing standards and determined that the work performed by Compensia did not raise any conflicts of interest.
Elements of Compensation
In making decisions regarding the pay of the named executive officers, the Committee looks to set a total compensation package for each officer that will retain high-quality talent and motivate the officer to achieve the goals set by our Board. Our executive compensation package is generally comprised of the following elements:

Element	Purpose
Annual base salary	Provides a guaranteed element of a named executive officer’s annual cash compensation ( i.e. , a portion not at risk due to market fluctuations)

Short-term cash incentives	Incentivizes achievement of optimal annual financial, operational and strategic performance

Long-term equity incentives; and	Aligns the interests of our named executive officers with the interests of our stockholders by increasing stock ownership, incentivizing increases in stockholder value and strengthening retention

Expatriate and other executive benefits.	Helps us remain competitive with peer practices in the Korean market with an understanding of the U.S. market, as well as to retain superior talent
Our executives also participate in a health and welfare benefits package that is generally available to all of our employees and are each party to an employment or severance agreement that provides for limited post-employment and change in control payments and benefits.

Determination of Amount of Each Element of Compensation
General Background
The Committee seeks to establish a total cash compensation package for our named executive officers that is competitive with the compensation for similarly situated executives in our compensation peer group, subject to adjustments based on each executive’s experience and performance. Based on our review of industry-specific survey data and the professional and market experience of our Committee members, we measure total cash compensation for our named executive officers against cash compensation paid to executives at similarly situated companies, which we have determined to be in our select peer group. Base salaries for our named executive officers are then set at competitive levels as compared to similarly situated executives in the select peer group. Short-term cash incentives are put in place to provide for opportunities that provide for competitive levels of cash compensation as compared to our select peer group if, and depending upon the extent to which, our performance and that of our named executive officers exceeds expectations and the goals established by the Committee for the applicable year.
Sources of Market Data
For the purposes of comparing our executive compensation against the competitive market, the Committee reviews and considers the compensation levels and practices of a group of comparable technology companies. The companies in this compensation peer group were selected on the basis of their similarity to us in size, industry focus and geographic location. The Committee reviews our compensation peer group periodically prior to assessing executive compensation and makes adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group.
In February 2020, with the assistance of Compensia, the Committee reviewed our compensation peer group of U.S.-based semiconductor companies. We focused on U.S.-based companies because our highest ranking executives are U.S. expatriates who have opportunities to work with U.S.-based semiconductor companies. The companies in this compensation peer group were selected on the basis of their similarity to us, based on the following criteria:

•	industry— semiconductors; electronic equipment and instruments; electronic components

•	similar revenue size— ~0.5x to ~2.0x our last four fiscal quarter revenue of approximately $746 million (approximately $375 million to approximately $1.5 billion);

•	executive positions similar in breadth, complexity and/or scope of responsibility; and

•	competitors for executive talent.
The Committee approved the use of the market data from the following group of peer companies (which was reviewed and approved in February 2020) for our 2020 executive compensation market assessment:

Alpha & Omega Semiconductor	Ichor Holdings	Novanta
Axcelis Technologies	Kimball Electronics	Power Integrations
Cohu	Lattice Semiconductor	Semtech
CTS	MACOM Technology Solutions	SMART Global Holdings
Diodes	MaxLinear	Ultra Clean Holdings
FARO Technologies	NeoPhotonics	Vishay Intertechnology
There were no changes to the peer group based on the review in 2020.
The Committee used the market data from this peer group as a reference point in its 2020 executive compensation process.
The Committee typically makes annual determinations regarding cash incentive compensation based on our annual operating plan, which is generally adopted in the December preceding each fiscal year. The determination takes into account our expected performance in the coming fiscal year. The Committee generally makes all equity compensation decisions for our named executive officers based on existing compensation arrangements for other executives at our Company with the same level of responsibility and based on a review of our peer group and other competitive market data provided by our compensation consultant with a view to maintaining internal consistency and parity. The Committee does not target a specific percentile within our peer group with respect to cash or equity-based compensation.

Equity awards are not tied to either base salary or cash incentive amounts and will constitute lesser or greater proportions of total compensation depending on market practices and the Committee’s determination of target grant values. The Committee, relying on the professional and market experience of our Committee members, as well as information provided by our compensation consultant, generally seeks to set equity awards at competitive levels based on both U.S. and Korean market practices and taking into account our equity plan share pool and projected dilution of our shares outstanding.
The Committee does not apply a formula or assign relative weight in making its determinations. Instead, it makes a subjective determination after considering all information collectively for each element of compensation.
The Committee may approve additional cash incentive payments or equity compensation grants from time to time during the year in its discretion.
Annual Base Salary
The Committee seeks to set the base salaries of our named executive officers at competitive levels as compared to similarly situated executives in our select peer group, but also takes into account the named executive officer’s skill set and the value of that skill set. The Committee makes a subjective decision regarding any changes in base salary based on these factors and the data from our select peer group. The Committee does not systematically assign weights to any of the factors it considers, and may, in its discretion, ignore any factors or deem any one factor to have greater importance for a particular executive officer. Base salary adjustments, if applicable, generally take effect in the middle of our fiscal year. None of our named executive officers received a base salary increase in 2020. The 2020 base salary for each named executive officer is set forth below:

Executive	2020 Base Salary
Young-Joon Kim	$557,396
Young Soo Woo	$288,436	*
Jonathan Kim	$350,000	*
Theodore Kim	$330,000
Woung Moo Lee	$296,913
Chan Ho Park	$330,000	*

*	The actual amount paid to these named executive officers was prorated based on the period which such named executive officer served the Company during 2020.
Short-Term Cash Incentives
Short-term cash incentives are typically designed as a percentage of base salary and may be awarded based on individual performance or our achievement of annual, long-term and strategic quantitative goals set by the Board or the Committee. We have been providing short-term cash incentive opportunities to encourage our named executive officers to achieve certain short-term corporate performance goals. The employment agreement that each of our named executive officers has entered into includes a target bonus amount, which is expressed as a percentage of base salary. The percentages and target bonus amounts applicable to our named executive officers are set forth below.

Named Executive Officer	Target Bonus (% of Base Salary)	Target Bonus Amount
Young-Joon Kim	100%	$557,396
Theodore Kim	75%	$247,500
Woung Moo Lee	60%	$178,148
Young Soo Woo	50%	$144,218
Chan Ho Park	50%	$165,000
In the past, the Company’s short-term cash incentive payouts were typically based on achievement of three corporate financial performance goals—revenue, gross profit margin and Adjusted EBITDA. However, the Committee did not set any specific performance goals for the 2020 short-term cash incentive. Instead, based on the recommendation of the CEO, the Committee decided to pay each executive (other than the CEO) a cash bonus equal to 30% of the target bonus amount applicable to such executives in order to align the bonus payout percentage to the 2020 cash bonus payout percentage applicable to our employees pursuant to the collective bargaining agreement entered into by Magnachip Semiconductor, Ltd. As a result, on March 25, 2021, each of our named executive officers, other than the CEO, was paid a cash bonus amount set forth adjacent to his name in the table below. Our CEO had originally volunteered to exclude himself from any cash bonus payout; however, the Committee exercised its discretion and determined to pay the CEO a cash bonus in the amount of $125,000, which is 22.4% of his target bonus amount.

Named Executive Officer	2020 Cash Incentive Amount
Young-Joon Kim	$125,000
Theodore Kim	$74,250
Woung Moo Lee	$57,527
Young Soo Woo	$28,121	*
Chan Ho Park	$28,943	*

*	The amount of cash incentive for each of these named executive officers was prorated based on the date on which such named executive officer joined the Company during 2020.
Long-Term Equity Incentives
The below tables summarize the RSUs, Financial PSUs, and TSR PSUs granted to each of the named executive officers of the Company in 2020, as well as the performance results with respect to the 2020 Financial PSU grants and the actual payout thereof. Jonathan Kim did not receive any long-term equity incentive awards in 2020.

			RSUs
Name	Grant Date	FV of Grant Date	RSUs Granted (#)	Aggregate fair value of grant date ($)
Young-Joon Kim	5/7/2020	$11.83	32,507	384,558
Theodore Kim	5/7/2020	$11.83	20,000	236,600
	5/22/2020	$10.73	7,000	75,110
Woung Moo Lee	5/7/2020	$11.83	17,500	207,025
Young Soo Woo	5/25/2020	$10.73	18,000	193,140
Chan Ho Park	6/1/2020	$11.09	15,000	166,350

			Financial PSUs
Name	Grant Date	FV of Grant Date ($) (at Target)	Threshold Shares (#)	Target Shares (#)	Maximum Shares (#)
Young-Joon Kim	6/2/2020	758,234	33,880	67,760	101,640
Theodore Kim	6/2/2020	156,660	7,000	14,000	21,000
Woung Moo Lee	6/2/2020	137,078	6,125	12,250	18,375

			TSR PSUs
Name	Grant Date	FV of Grant Date ($) (at Target)	Threshold Shares (#)	Target Shares (#)	Maximum Shares (#)	Supermaximum Shares (#)
Young-Joon Kim	5/7/2020	343,543	14,520	29,040	43,560	58,080
Theodore Kim	5/7/2020	70,980	3,000	6,000	9,000	12,000
Woung Moo Lee	5/7/2020	62,108	2,625	5,250	7,875	10,500
The vesting of the Financial PSUs granted in 2020 was (a) based on the actual level of achievement for three corporate financial performance metrics— revenue, gross profit margin and Adjusted EBITDA— for the first eight months of the year and (b) based on Adjusted Operating Income for the last four months, in accordance with the weightings set forth in the table below. Achievement at or above the maximum level of achievement for the each performance goal would result in a maximum payout of 150% of the portion of the named executive officer’s target level award attributable to that performance goal, while achievement below the threshold level of achievement for each performance goal would result in no payout for the portion of the named executive officer’s target level award attributable to that performance goal. In February 2021, the Committee determined that the overall achievement of the performance goals against the performance metrics approved by the Board was at 101.0% of target as shown in the below table, which resulted in the issuance of 68,438 shares of common stock to Mr. YJ Kim, 14,140 shares of common stock to Mr. T. Kim and 12,373 shares of common stock to Mr. WM Lee.
From January to August 2020

Performance Metrics	Goal Weighting	Threshold	Target	Maximum	2020 Achievement	Vesting Ratio by Category	Weighed Vesting Ratio
Revenue (in millions)	21.67%	$540	$558	$575	$553.2	87.6%	19.0%
Gross Profit Margin (as % of revenue)	21.67%	26.64%	28.0%	30.0%	26.64%	50.0%	10.8%
Adjusted EBITDA (in millions)	21.67%	$72.2	$77.5	$82.8	$76.0	86.0%	18.6%

							48.5%
From September to December 2020

Performance Metrics	Goal Weighting	Threshold	Target	Maximum	2020 Achievement	Vesting Ratio by Category	Weighted Vesting Ratio
Adjusted Operating Income (in millions)	35.00%	$9.79	$11.84	$13.80	$16.56	150.0%	52.5%

							52.5%
The performance metric of the 2020 TSR PSUs is the three-year TSR relative to the S&P Semiconductor Index. In structuring the relative TSR calculation and selecting the index, the Committee wanted to compare our stock price performance to that of a large, steady-state sampling of semiconductor companies on a basis designed to eliminate any short-term aberrations in stock price at the start or the end of the performance period.

As of December 31, 2020, the performance period applicable to the TSR PSUs granted in 2018 (the “2018 TSR PSUs”) ended. The performance metrics applicable to the 2018 TSR PSUs were the same as those described above with respect to the 2020 TSR PSUs. In January 2021, based on such performance metrics, the Committee determined the vesting percentage of the 2018 TSR PSUs to be 0%, as the Company recorded a TSR of 22.57% for the performance period, placing it at the 9 th
percentile in the TSR index, versus a target of 60
th
percentile.
Health and Welfare Benefits
Our named executive officers are eligible to participate in our employee benefit plans that are generally provided to all full-time employees, and on the same basis as all of our full-time employees in the country in which they are resident. These benefits include individual health insurance (medical, dental, and vision), group personal accident insurance and group business travel insurance.
Perquisites and Other Benefits
We provide the named executive officers with perquisites and other benefits, including expatriate benefits, which the Committee believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Generally, perquisites are determined based upon what the Committee considers to be customary perquisites offered by our select peer group and are not based upon a median cost for specific perquisites or for the perquisites in aggregate. The Committee determines the level and types of expatriate benefits for the named executive officers based on local market surveys taken by our human resources group. These surveys are not limited to our select peer group, but include a broad range of companies based outside of Korea but with significant operations in Korea. Attributed costs of the personal benefits for the named executive officers are set forth in the Summary Compensation Table below. Consistent with the industry practice of hiring key expatriate executives and relocating such executives to a foreign country, like Korea, the provision of expatriate benefits to key expatriate executives allows us to retain key personnel on expatriate assignments and minimize any financial impacts associated with such assignments.
Mr. YJ Kim, Mr. J. Kim and Mr. T. Kim were expatriates during 2020, 2019 and 2018, and received expatriate benefits commensurate with market practice in Korea. The Committee determined the appropriate benefits for each expatriate in accordance with internal policies approved by our Board from time to time, which included housing allowances, relocation and repatriation allowances, insurance premiums, reimbursement for the use of a car, home leave flights, living expenses, children’s tuition allowances, tax equalization payments and tax advisory services. As discussed in the Executive Summary, in 2018 the Committee made certain clarifying changes to Mr. YJ Kim’s and Mr. T. Kim’s applicable expatriate benefits to reflect their current entitlements.
Post-Employment Severance Benefits
As of December 31, 2020, each of our named executive officers was party to an employment or severance agreement that provides for certain payments upon his termination of employment and/or a change in control of the Company. Please see the section below titled “Potential Payments Upon Termination or Change in Control” for further discussion of those benefits. We believe that the use of severance arrangements appropriately mitigates some of the risk that exists for executives working in our highly competitive industry and allows the executives to focus on our business objectives. As part of our 2018 review of our compensation programs and our entry into the New YJ Kim Agreement, the New T. Kim Agreement and the New WM Lee Agreement, we desired to provide market competitive severance arrangements to align the interests of the executives and stockholders if a transaction were to occur. These arrangements were reflected to employment agreements entered with Young Soo Woo and Chan Ho Park.
In addition, pursuant to the Employee Retirement Benefit Security Act, certain executive officers residing in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. For purposes of this section, we call this benefit “statutory severance.” The base statutory severance is approximately one month of base salary per year of service. Each of our named executive officers accrued statutory severance in 2020.
Clawback Policy
In 2017, the Committee adopted a clawback policy that applies to incentive compensation approved, awarded or granted to our current and former executive officers, including our named executive officers, following the adoption of the policy. Under the clawback policy, if we are required to prepare an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under U.S. federal securities laws and the Board determines that a covered executive officer has willfully committed an act of fraud, dishonesty or recklessness in the performance of his or her duties as an executive officer of the Company that contributed to the noncompliance, the Board may require reimbursement or forfeiture of any excess incentive compensation that is received by any covered executive officer during the three completed fiscal years preceding the date on which the Company is required to prepare such accounting restatement.

Securities Trading Policy
Since February 2016, the Company has adopted the Securities Trading Policy which applies to all of directors, officers and employees of the Company, to describe the standards concerning the handling of non-public
information relating to the Company and the buying and selling of securities of the Company. The policy also prohibits engaging in pledging, short sales and buying or selling puts, calls, options or other derivatives with respect to securities of the Company. The policy also strongly discourages speculative hedging transactions, where even long-term hedging transactions that are designed to protect an individual’s investment in Company securities (
i.e.
, the hedge must be for at least twelve (12) months and relate to stock or options held by the individual) is only permitted after being pre-cleared
with the Company’s General Counsel.
Stock Ownership Guidelines
Effective July 12, 2018, we adopted the Executive Officer and Director Stock Ownership Policy, or Stock Ownership Policy, that is applicable to our non-employee
directors and our executive officers. The Stock Ownership Policy requires that the Chairman of the Board hold equity in the Company with a value equal to the lesser of (i) three times his or her then current annual Board and Chairman cash retainer and (ii) three times his or her initial annual Board and Chairman cash retainer paid at the time he or she became subject to the Stock Ownership Policy as the Chairman of the Board,
non-employee
directors hold equity in the Company with a value equal to the lesser of (i) three times the non-employee
director’s annual Board cash retainer and (ii) three times his or her initial annual Board cash retainer paid at the time he or she became subject to the Stock Ownership Policy as a director of the Company, the Chief Executive Officer owns equity in the Company equal to the lesser of (i) five times his or her then current annual base salary and (ii) five times his or her annual base salary paid at the time he or she became subject to the Stock Ownership Policy as the Chief Executive Officer of the Company and that all other covered executives own equity in the Company equal to the lesser of (i) two times his or her annual base salary and (ii) two times his or her annual base salary as of the date such individual’s entered into their role that made them subject to the Stock Ownership Policy. The Stock Ownership Policy provides that an individual subject to the policy is required to be in compliance with the minimum equity ownership requirement by the later of the five-year anniversary of the implementation date of the Stock Ownership Policy and the five-year anniversary of such individual’s entrance into their role that made them subject to the Stock Ownership Policy. The Stock Ownership Policy provides that shares of our common stock directly owned by covered executives and directors, vested, but not settled, restricted stock units, 50% of any vested unexercised options, shares owned jointly with a spouse and shares of our common stock held in a trust established by a covered executive or director for the benefit of the such covered executive or director and/or family members will count towards satisfying the minimum equity ownership requirement of the Stock Ownership Policy.
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

Summary Compensation Table
The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2020, 2019 and 2018, of our named executive officers:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total ($)
Young-Joon Kim Chief Executive Officer	2020	556,399	125,000	—	1,486,335	—	26,089	757,844	(6)	2,951,667
	2019	557,863	—	—	967,936	—	57,012	580,075		2,162,886
	2018	557,976	—	—	1,743,195	—	51,491	592,399		2,945,061

Theodore Kim Chief Compliance Officer, General Counsel and Secretary	2020	329,410	74,250	—	539,350	—	16,096	333,954	(7)	1,293,060
	2019	330,277	—	—	547,200	—	33,310	274,684		1,185,471
	2018	330,418	—	—	394,240	—	30,240	242,175		997,074

Woung Moo Lee General Manager of Worldwide Sales	2020	296,913	57,527	—	406,210	—	24,350	38,645	(8)	823,644
	2019	300,513	—	—	571,520	—	25,035	36,957		934,025
	2018	318,303	—	—	459,944	—	26,183	51,495		855,924

Young Soo Woo Chief Financial Officer	2020	176,244	28,121	—	193,140	—	16,141	16,907	(9)	430,552

Chan Ho Park General Manager of Power Solutions	2020	192,203	28,943	—	166,350	—	15,344	189,747	(10)	592,586

Jonathan Kim Former Chief Financial Officer and Chief Accounting Officer	2020	83,531	—	—	—	—	14,843	493,856	(11)	592,230
	2019	350,293	—	—	—	—	34,859	490,665		875,817
	2018	350,444	—	—	—	—	31,744	470,237		852,425

Note: A monthly average exchange rate was used to convert amounts in the above table that were originally paid in Korean won.

(1)
The base salary amounts for Messrs. YJ Kim, J. Kim, T. Kim and CH Park in this table differ from the contractual base salary amounts described in the section above subtitled “Compensation Discussion and Analysis—Annual Base Salary” due to fluctuation in the exchange rate between U.S. dollars and Korean won during the year. The decrease in base salary amounts between 2019 and 2020 is also a result of fluctuation in the exchange rate between 2019 and 2020.

(2)	Represents amounts of bonus paid. See the section subtitled “Compensation Discussion and Analysis” for a description of the short-term cash incentive amounts paid in 2020.
(3)
Amounts in this column represent RSUs and PSUs granted to our named executive officers during 2020. See the section subtitled “Compensation Discussion and Analysis—Long-Term Equity Incentives” for further information. The amounts reported in this column reflect the grant date fair value of all RSU and PSU awards determined in accordance with FASB ASC 718. The Financial PSUs and the TSR PSUs are reported here at the target performance level based on the probable outcome of such performance conditions. When calculated at the maximum performance level (which is referred to as “supermaximum” with respect to the TSR PSUs), the amount of the PSUs would be $1,824,438 for Mr. YJ Kim, $376,950 for Mr. T. Kim and $329,831 for Mr. WM Lee.

(4)	None of our named executive officers received short-term cash incentives in 2020.
(5)
Consists of statutory severance accrued for each years ended December 31, 2020, 2019 and 2018, as applicable. See the section below subtitled “Pension Benefits for the Fiscal Year Ended December 31, 2020” for a description of the statutory severance benefit. Due to fluctuation in the exchange rate between U.S. dollar and Korean won during the year, for certain executives whose base salary is denominated in U.S. dollars, there was a decrease in the amount of statutory severance accrued for 2020 as compared to prior years.

(6)
Includes the following personal benefits paid to Mr. YJ Kim for 2020: (a) $138,993 for Mr. YJ Kim’s housing lease; (b) $26,348 for reimbursement of tuition expenses for Mr. YJ Kim’s children; (c) $68,398 for health insurance premiums; (d) $5,764 for accident insurance and business travel insurance premiums; (e) $27,000 for annual cash special allowance; (f) $13,949 for car and driver expense (including personal use of a car service provided by the Company); (g) $19,559 for tax consulting expense; (h) $17,744 for living expense; (i) $784 for meal allowance, welfare points and cash reward for patent; (j) $128,054 of reimbursement for the difference between the actual tax Mr. YJ Kim already paid and the hypothetical tax he had to pay for the fiscal year 2020; and (k) $311,251 for reimbursement of Korean tax.

(7)
Includes the following personal benefits paid to Mr. T. Kim for 2020: (a) $43,284, for Mr. T. Kim’s housing lease; (b) $36,452 for Mr. T. Kim’s home leave flights; (c) $48,292 for health insurance premiums; (d) $1,737 for accident insurance and business travel insurance premiums; (e) $7,219 for car and driver expense (including personal use of a car service provided by the Company); (f) $14,045 for tax consulting expense; (g) $4,205 for living expense; (h) $1,815 for meal allowance, welfare points and fitness allowance; (i) $29,078 of reimbursement for the difference between the actual tax Mr. T. Kim already paid and the hypothetical tax he had to pay for the fiscal year 2020; and (j) $147,827 for reimbursement of Korean tax.

(8)
Includes the following personal benefits paid to Mr. WM Lee for 2020: (a) $23,374 for health insurance premiums; (b) $8,885 for personal use of a car service provided by the Company; and (c) $2,020 for private pension; (d) $1,370 for medical check for spouse; and (e) $2,996 for meal allowance, welfare points, medical expense support and fitness allowance.

(9)
Includes the following personal benefits paid to Mr. YS Woo for 2020: (a) $6,264 for health insurance premiums; (b) $1,422 for personal use of a car service provided by the Company; (c) $5,932 for reimbursement of tuition expenses for Mr. YS Woo’s children; (d) $1,370 for medical check for spouse; and (e) $1,919 for meal allowance, welfare points and fitness allowance.

(10)
Includes the following personal benefits paid to Mr. CH Park for 2020: (a) $39,899 for health insurance premiums; (b) $1,036 for personal use of a car service provided by the Company; (c) $99,718 for signing bonus; (d) $46,595 for special bonus; (e) $1,370 for medical check for spouse; and (f) $1,129 for meal allowance, welfare points and fitness allowance.

(11)
Includes the following personal benefits paid to Mr. J. Kim for 2020: (a) $10,012 for Mr. J. Kim’s housing lease; (b) $15,708 for Mr. J. Kim’s home leave flights; (c) $11,057 for health insurance premiums; (d) $1,736 for accident insurance and business travel insurance premiums; (e) $3,574 for car and driver expense (including personal use of a car service provided by the Company); (f) $14,105 for tax consulting expense; (g) $2,863 for living expense; (h) $79,674 for separation payment; (i) 28,055 for unused leave allowance; (j) 7,676 for moving expense for his repatriation; (k) $1,229 for medical check for spouse; (l) $511 for meal allowance and welfare points; (m) $75,432 of reimbursement for the difference between the actual tax Mr. J. Kim already paid and the hypothetical tax he is expected to pay for the fiscal year 2020; and (n) $242,224 for reimbursement of Korean tax. For item (m), the value of the tax reimbursement is our best estimate of such amounts, in accordance with applicable SEC guidance. However, the actual value of such amount for Mr. J. Kim may differ.

Grants of Plan-Based Awards Table for Fiscal Year 2020
The following table sets forth information regarding grants of plan-based awards made to our named executive officers during 2020. See the section subtitled “Compensation Discussion and Analysis—Long-Term Equity Incentives” for further information.

			Estimated Future Payouts Under Equity Incentive Plan Awards (#)				All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date		Threshold	Target	Maximum
Young-Joon Kim	5/7/2020	(1)					32,507	384,558
	6/2/2020	(2)	33,880	67,760	101,640			758,234
	5/7/2020	(3)	14,520	29,040	58,080	(4)		343,543
Jonathan Kim	—
Theodore Kim	5/7/2020	(1)					20,000	236,600
	5/22/2020	(1)					7,000	75,110
	6/2/2020	(2)	7,000	14,000	21,000			156,660
	5/7/2020	(3)	3,000	6,000	12,000	(4)		70,980
Woung Moo Lee	5/7/2020	(1)					17,500	207,025
	6/2/2020	(2)	6,125	12,250	18,375			137,078
	5/7/2020	(3)	2,625	5,250	10,500	(4)		62,108
Young Soo Woo	5/25/2020	(1)					18,000	193,140
Chan Ho Park	6/1/2020	(1)					15,000	166,350

(1)
Represents the service-vesting RSUs granted during fiscal year 2020 to our named executive officers. Further information on the RSU awards can be found in the “Compensation Discussion & Analysis” section above.

(2)
Represents the performance-based vesting Financial PSUs granted during fiscal year 2020 to our named executive officers. The Compensation Committee is required to certify the actual amount earned for each performance goal for the performance period, within 60 days following the end of the performance period. Upon such determination, the applicable portion of the units corresponding to the payout percentage vests.

(3)
Represents the performance-based vesting TSR PSUs granted during fiscal year 2020 to our named executive officers. The Compensation Committee is required to certify the actual amount earned for each performance goal for the performance period, within 60 days following the end of the performance period. Upon such determination, the applicable portion of the units corresponding to the payout percentage vests.

(4)
Represents in the “Supermaximum” performance level. The TSR payout percentage is represented by four performance levels: “Threshold,” “Target,” “Maximum” and “Supermaximum.” Supermaximum is achieved only if Magnachip ranks first in the TSR Index and the applicable payout percentage is 200%. The payout percentage is 150% for “Maximum” performance.

(5)	Represents the grant date fair value of each equity-based award as determined in accordance with FASB ASC 718. For the performance-based equity awards, the amounts are reported at target performance.
Severance Agreements with Our Named Executive Officers
In 2020, we maintained employment or severance agreements with each of our named executive officers that, among other benefits, provide for payments upon termination or a change in control. For more information about the terms of these agreements and benefits, see the section below entitled “Potential Payments Upon Termination or Change in Control”.
Equity Compensation Plans
For more information about the terms of our equity compensation plans, see the section below entitled “Equity Compensation Plan Summary”.

Outstanding Equity Awards at Fiscal Year End 2020
The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2020. Please see the section below entitled “Potential Payments Upon Termination or Change in Control” for information regarding the impact of certain employment termination scenarios on outstanding equity awards.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Young-Joon Kim	5/6/2013	200,000	(1)	—	15.96	5/6/2023
	6/9/2015	90,610	(2)	—	7.64	6/9/2025
	3/11/2016	45,305	(3)	—	5.53	3/11/2026
Young Soo Woo	—	—		—	—	—
Theodore Kim	10/26/2013	50,000	(5)	—	21.79	10/26/2023
	6/9/2015	51,740	(2)	—	7.64	6/9/2025
	3/11/2016	25,870	(3)	—	5.53	3/11/2026
Woung Moo Lee	11/1/2013	50,000	(6)	—	19.56	11/1/2023
	6/9/2015	43,940	(2)	—	7.64	6/9/2025
	3/11/2016	25,870	(3)	—	5.53	3/11/2026
Chan Ho Park	—	—		—	—	—
Jonathan Kim	3/12/2014	12,500	(4)	—	13.93	3/27/2022
	6/12/2014	12,500	(4)	—	12.44	3/27/2022
	9/12/2014	12,500	(4)	—	12.18	3/27/2022
	12/12/2014	12,500	(4)	—	12.96	3/27/2022
	6/9/2015	—	(2)	—	7.64	3/27/2022
	3/11/2016	—	(3)	—	5.53	3/27/2022

				Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(7)		Market Value of Shares or Units of Stock That Have Not Vested ($)(8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(9)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(10)
Young-Joon Kim	10/22/2019	—		—	23,880	322,858
	5/7/2020	21,672	(12)	293,005	29,040	392,621
Theodore Kim	10/22/2019	7,500	(11)	101,400	6,750	91,260
	5/7/2020	13,334	(12)	180,276	6,000	81,120
	5/22/2020	7,000	(13)	94,640
Woung Moo Lee	10/22/2019	7,834	(11)	105,916	7,050	95,316
	5/7/2020	11,667	(12)	157,738	5,250	70,980
Young Soo Woo	5/25/2020	18,000	(14)	243,360	—	—
Chan Ho Park	6/1/2020	15,000	(15)	202,800	—	—
Jonathan Kim	—	—		—	—	—

(1)
An installment of 34% of the shares of common stock subject to the options vested and became exercisable on May 6, 2014, an additional 9% of the options vested on the completion of the next period of three months, an additional 8% of the options vested upon the completion of each of the next three periods of three months, an additional 9% of the options vested upon the completion of the next period of three months, and an additional 8% of the options vested upon the completion of each of the next three periods of three months.

(2)
An installment of 50% of the shares of common stock subject to the options vested and became exercisable on June 9, 2015, with the remaining 50% vesting in three equal annual installments on the first three anniversaries of June 9, 2015.

(3)	The shares of common stock subject to the options vested and became exercisable in three equal annual installments on the first three anniversaries of March 11, 2016.
(4)
An installment of 34% of the shares of common stock subject to the options vested and became exercisable on March 12, 2015, an additional 9% of the options vested on the completion of the next period of three months, an additional 8% of the options vested upon the completion of each of the next three periods of three months, an additional 9% of the options vested upon the completion of the next period of three months, and an additional 8% of the options vested upon the completion of each of the next three periods of three months.

(5)
An installment of 34% of the shares of common stock subject to the options vested and became exercisable on October 26, 2014, an additional 9% of the options vested on the completion of the next period of three months, an additional 8% of the options vested upon the completion of each of the next three periods of three months, an additional 9% of the options vested upon the completion of the next period of three months, and an additional 8% of the options vested upon the completion of each of the next three periods of three months.

(6)
An installment of 34% of the shares of common stock subject to the options vested and became exercisable on November 1, 2014, an additional 9% of the options vested on the completion of the next period of three months, an additional 8% of the options vested upon the completion of each of the next three periods of three months, an additional 9% of the options vested upon the completion of the next period of three months, and an additional 8% of the options vested upon the completion of each of the next three periods of three months.

(7)
Represents unvested service-vesting RSUs granted on May 7, 2020 for Mr. YJ Kim; October 22, 2019 and May 7, 2020 for Mr. WM Lee; October 22, 2019, May 7, 2020 and May 22, 2020 for Mr. T. Kim; May 25, 2020 for Mr. YS Woo; and June 1, 2020 for Mr. CH Park.

(8)	Represents the market value of RSUs based on our closing per share price of $13.52 on December 31, 2020, the last trading day of 2020.
(9)
Represents unvested TSR PSUs granted on October 22, 2019 and May 7, 2020 for Mr. YJ Kim, Mr. WM Lee and Mr. T. Kim at target performance level. The TSR PSUs will vest based on achievement of the TSR performance goal over the 2019-2021 performance period (for the 2019 grants) and 2020-2022 performance period (for the 2020 grants).

(10)	Represents the market value of TSR PSUs at target performance level based on our closing per share price of $13.52 on December 31, 2020, the last trading day of 2020.
(11)	An installment of 67% of the shares of common stock subject to the RSU vested, with the remaining 33% to vest on December 31, 2022.
(12)	An installment of 34% of the shares of common stock subject to the RSU vested, with the remaining 33% to vest on December 31, 2021 and 33% to vest in December 31, 2022.
(13)	Represents unvested service-vesting RSUs granted on May 22, 2020 for Mr. T Kim, 100% of which vested on March 1, 2021.
(14)
Represents unvested service-vesting RSUs granted on May 25, 2020 for Mr. YS Woo that will vest over a period of three years at a rate of one-third
(1/3) of the total granted RSUs vesting on each anniversary of the date of the grant.

(15)
Represents unvested service-vesting RSUs granted on June 1, 2020 for Mr. CH Park that will vest over a period of three years at a rate of one-third
(1/3) of the total granted RSUs vesting on each anniversary of the date of the grant.

Option Exercises and Stock Vested

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Young-Joon Kim	—	—		103,473	1,832,852
Jonathan Kim	104,910	492,199	(3)	—	—
Theodore Kim	—	—		37,306	594,025
Woung Moo Lee	—	—		36,539	572,452
Young Soo Woo	—	—		—	—
Chan Ho Park	—	—		—	—

(1)	Represents RSUs that vested on December 31, 2020 and Financial PSUs that vested based on performance in 2020 and were paid settled on February 16, 2021.
(2)	Represents the value of the RSUs and Financial PSUs as of the vesting date, based on our closing per share price on each vesting date.
(3)	Represents the exercised stock options multiplied by the difference between (x) the market price of our common stock at the time and date of exercise and (y) the exercise price of the option.
Pension Benefits for the Fiscal Year Ended December 31, 2020
In addition to the severance benefits described above, pursuant to the Employee Retirement Benefit Security Act, certain executive officers residing in Korea with one or more years of service are entitled to severance benefits upon the termination of their employment for any reason. The base statutory severance accrues at the rate of approximately one month of base salary per year of service and is calculated on a monthly basis based upon the executive’s salary for the prior three-month period. Accordingly, if the named executive officers in the following table were separated from Magnachip on the last day of our fiscal year ended December 31, 2020, they would have been entitled to the statutory severance payments described below. The accumulated amounts under the statutory severance scheme are paid in a lump sum upon the executive’s separation. Assuming no change in the applicable law, each of these executives will continue to accrue additional statutory severance benefits at the rate described above until his or her service with us terminates.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During the Last Fiscal Year($)
Young Joon Kim	Statutory Severance	8	364,930	—
Jonathan Kim	Statutory Severance	7	—	178,567
Theodore Kim	Statutory Severance	8	204,311	—
Woung Moo Lee	Statutory Severance	8	192,121	—
Young Soo Woo	Statutory Severance	1	17,362	—
Chan Ho Park	Statutory Severance	1	16,439	—

(1)	The value reported in this column represents the accumulated amount of the benefit for each executive based on the formula described above of one month of base salary per year of credited service.
Nonqualified Deferred Compensation
We do not maintain any nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control
Our named executive officers are each party to an employment or severance agreement that provides for post-employment or change in control benefits. The terms “cause”, “good reason”, “disability” and “change in control” used below have the meanings given to them in the applicable CEO Agreement or Other Executive Agreement (each as defined below).
Employment Agreements
On April 26, 2018, the Company entered into a new employment agreement with Mr. YJ Kim that superseded his prior severance and employment agreements (the “CEO Agreement”). In October of 2018, the Company entered into similar arrangements with Mr. WM Lee and Mr. T. Kim that replaced their prior severance agreements and offer letters (the “Other Executive Agreements”). In May and June 2020, the Company entered into employment agreements with Mr. YS Woo and Mr. CH Park in the forms similar to the Other Executive Agreements.
Under the CEO Agreement, Mr. YJ Kim is entitled to severance payments and benefits upon certain qualifying terminations of his employment with the Company. Upon termination of his employment by the Company without “cause” or his resignation for “good reason”, in each case not in connection with a “change in control” (each, a “Non CIC Termination”), he is entitled to receive (i) 24 months of continued base salary (as then in effect or in effect prior to any diminution constituting “good reason”) (the “Salary Payment”), (ii) a pro rata bonus based on actual performance (if such termination occurs after June 30 of the year of termination), (iii) a lump-sum
payment equal to the cost of 12 months of Company-paid medical, dental and vision insurance premiums (the “Insurance Payment”), (iv) 90 days’ continuation of his expatriate benefits, and (v) to the extent that he is eligible to receive such payments as part of the expatriate benefits, the repatriation allowance and expenses. Further Mr. YJ Kim will vest in full in all equity awards granted prior to January 1, 2018, and will vest in equity grants made on or after January 1, 2018 in accordance with the terms of the applicable award agreements.
If, during a period of time that (x) the Company is party to a definitive corporate transaction agreement the consummation of which would result in a “change in control” or (y) is within 18 months following a “change in control”, Mr. YJ Kim’s employment is terminated by the Company without “cause”, by Mr. YJ Kim for “good reason” (each, a “CIC Termination”) or by reason of his death or “disability”, then he will be entitled to the severance payments described above, provided that (A) the Salary Payment shall be a lump sum payment equal to two times the sum of (1) his base salary (as then in effect or in effect prior to any diminution implicating “good reason”) and (2) his annual bonus (as then in effect or in effect prior to any diminution implicating “good reason”, but in no event greater than 100% of his base salary) and (B) the Insurance Payment will be in respect of 18 months rather than 12 months. Further, Mr. YJ Kim will vest in full in all equity awards granted prior to January 1, 2018 and will vest in equity grants made on or after the January 1, 2018 in accordance with the terms of the applicable award agreements.
Mr. YJ Kim’s right to receive any “change in control” or other severance payments provided in the CEO Agreement is subject to his execution of a release of claims against us and his compliance with certain restrictive covenants.
The Other Executive Agreements provide that the applicable executive will be entitled to severance payments and benefits upon certain qualifying terminations of his employment with the Company. In the event that the applicable executive incurs a Non CIC Termination, he will be entitled to (i) 12 months of continued base salary for Mr. T. Kim and Mr. WM Lee and 6 months of continued base salary for Mr. YS Woo and CH Park (as then in effect or in effect prior to any diminution constituting “good reason”) (the “Other Executive Salary Payment”), (ii) a pro rata bonus based on actual performance (if such termination occurs after June 30 of the year of termination) (together with the Other Executive Salary Payment, the “Other Executive Severance Payment”), (iii) full vesting of all equity awards granted prior to January 1, 2018 (which is not applicable for Mr. YS Woo and CH Park) and vesting in equity grants made on or after the January 1, 2018 in accordance with the terms of the applicable award agreements. Further, Mr. T. Kim would receive a lump sum payment equal to the cost of 12 months of Company-paid medical, dental and vision insurance premiums, 90 days’ continuation of his expatriate benefits, and, to the extent that he is eligible to receive such payments as part of his expatriate benefits, a repatriation allowance in the amount of one month’s base salary and certain repatriation expenses as described in his agreement.
In the event that Mr. WM Lee or Mr. T. Kim incurs a CIC Termination, then the applicable executive will be entitled to the severance payments described above, provided that the Severance Payment instead will equal one and one-half
times the executive’s base salary (as then in effect or in effect prior to any diminution implicating “good reason”), while Mr. YS Woo and Mr. CH Park will be entitled to 12 months of base salary as described above; and provided further, that if the date of termination occurs after June 30 of the calendar year in which the date of termination occurs, Mr. T. Kim will also receive an amount equal to an additional month of base salary for each month that has passed since July 1 through the date of termination (rounding up for any partial months), which will be payable in a lump sum on the sixtieth (60th) day following the date of termination. Further, the applicable executive will vest in full in all equity awards granted prior to January 1, 2018 (which is not applicable for Mr. YS Woo and CH Park) and will vest in equity grants made on or after the January 1, 2018 in accordance with the terms of the applicable award agreements.

The applicable executive’s rights to receive any “change in control” or other severance payments under the Other Executive Agreements is subject to the applicable executive’s execution of a release of claims against us and his compliance with certain restrictive covenants.
Severance Agreement
During 2020, the Company was party to the Severance Agreement (as defined below) with Mr. J. Kim pursuant to which the Company would be obligated to make certain payments upon termination of his employment by the Company without “cause” or his resignation for “good reason” (a “qualifying termination”) and in connection with a “change in control”. The terms “cause” and “good reason” used in this section have the meanings given to them in the applicable Severance Agreement. The definition of “change in control” under the Severance Agreement is the same as under our 2011 Equity Incentive Plan, except that a sale of assets representing at least 65% of our consolidated annual revenue or assets, or a sale of either of our Standard Products Group or foundry business lines, is a change in control for purposes of the Severance Agreement but not for the 2011 Equity Incentive Plan.
In the event Mr. J. Kim would have incurred a qualifying termination other than during a period that was 3 months prior to, or 18 months following a change in control, he would have been eligible to receive, in addition to accrued but unpaid salary, an amount equal to 100% of his then current base salary, payable during the
12-month
period following termination of employment and full vesting of all outstanding and unvested equity awards (including, without limitation, stock options and RSUs), with any stock options remaining outstanding and exercisable for two years following such termination (or the expiration of the option, if earlier). In addition, Mr. J. Kim would have been eligible to receive (i) a lump sum cash payment equal to his then current base salary; (ii) payment of any portion of health benefit premiums for 12 months following termination of employment that are in excess of the amount he would have paid if he had remained employed during such period; (iii) continued provision of expatriate benefits for 12 months following termination of employment; and (iv) a repatriation allowance and repatriation expenses in accordance with our expatriate benefit policy.
If Mr. J. Kim would have incurred a qualifying termination during the three months prior to or 18 months following a change in control, in addition to the benefits described in the preceding paragraph, he would have also been eligible to receive an additional lump sum payment amount equal to his then current base salary and an additional 6 months of payment of health benefit premiums.
The Severance Agreement also provides that, in the event of a change in control, all outstanding and unvested equity awards (including stock options and RSUs) held by Mr. J. Kim would have become immediately vested and, in the case of options, exercisable, as of immediately prior to such change in control. As a condition to the receipt of payments and benefits under the Severance Agreement, Mr. J. Kim must comply with the terms of certain restrictive covenants, including a two-year
post-termination
non-competition
covenant and perpetual
non-disclosure
and employee
non-solicitation
covenants.
The following tables present our estimate of the dollar value of the payments and benefits payable to our named executive officers upon the occurrence of certain terminations of their employment and upon a change in control, assuming that each such event occurred on December 31, 2020, and assuming a closing per share price of $13.52 on December 31, 2020, the last trading day of 2020. The disclosure in the following table does not include:

•	any accrued benefits that were earned and payable as of December 31, 2020; or

•	payments and benefits to the extent they are provided generally to all salaried employees and do not discriminate in scope, terms or operation in favor of the named executive officers.

Young-Joon Kim

	Cash Severance Payment ($)(1)		Value of Equity Award Acceleration ($)		Continuation of Benefits and Perquisites ($)(2)		Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	1,239,792		346,112	(4)	304,581	(7)	1,890,485
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	1,364,792	(3)	639,117	(5)	330,230	(8)	2,334,139
Termination By the Company for Cause / By Executive without Good Reason	—		—		—		—
Change in Control (without termination of employment)	—		639,117	(6)	—		639,117

(1)
Represents cash severance payments payable pursuant to the CEO Agreement (including a pro rata bonus based on actual performance). See “Potential Payments Upon Termination or Change in Control” for additional information.

(2)
Represents continuation of benefits and perquisites pursuant to the CEO Agreement and our expatriate benefit policy. See “Potential Payments Upon Termination or Change in Control” and “—Compensation Discussion and Analysis—Perquisites and Other Benefits” for additional information. Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2020 benefits.

(3)	Mr. YJ Kim would also receive such benefits upon a termination as a result of his death or disability that occurs in connection with a change in control.
(4)
Represents the value of Mr. YJ Kim’s 2019 and 2020 TSR PSUs that remain eligible to vest. More specifically, he would remain eligible to vest in 2/3 of his 2019 TSR PSUs and 1/3 of his 2020 TSR PSUs based on actual performance. This column assumes vesting at target performance level. See “Potential Payments Upon Termination or Change in Control” for additional information.

(5)
Represents the value of immediate vesting of all time-vesting restricted stock units granted after January 1, 2018. Mr. YJ Kim would also vest in the TSR PSUs that remained eligible to vest determined based on actual performance at the time of the change of control. This column assumes vesting at target performance level. See “Potential Payments Upon Termination or Change in Control” for additional information. Mr. YJ Kim would also receive accelerated vesting of his time-based RSUs upon his death or disability that occurs in connection with a change in control.

(6)
Assumes that the Committee exercised its discretion to fully accelerate all equity awards in connection with the transaction under the 2011 Plan and the 2020 Plan. Represents the value of immediate vesting of all unvested RSUs and PSUs (assuming the PSUs vest at target performance level).

(7)
Includes the following continuation of benefits and perquisites for Mr. YJ Kim: (a) $34,272, which is housing expenses for Mr. YJ Kim’s housing lease; (b) $6,497 for reimbursement of tuition expenses for Mr. YJ Kim’s children; (c) $68,398 for health insurance premiums; (d) $46,450 for repatriation allowance; (e) $28,005 for repatriation expense; (f) $12,637 for living expense, tax consulting fee and car service provided by the Company; (g) $31,575 of reimbursement for the difference between the actual tax and the hypothetical tax he will pay for the applicable fiscal year; and (h) $76,747 for estimated reimbursement of Korean tax.

(8)
Same as the total amount of Note (7) except $25,649 representing the employer cost of insurance premiums for an additional 6 months of insurance coverage. Mr. YJ Kim would also receive such benefits upon a termination as a result of his death or disability that occurs in connection with a change in control.

Theodore Kim

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)		Continuation of Benefits and Perquisites ($)(2)		Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	404,250	87,880	(3)	195,352	(6)	687,483
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	660,000	464,196	(4)	195,352	(6)	1,319,549
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—	—		—		—
Change in Control (without termination of employment)	—	464,196	(5)	—		464,196

(1)	Represents cash severance payments payable pursuant to the applicable Other Executive Agreement. See “Potential Payments Upon Termination or Change in Control” for additional information.
(2)
Represents continuation of benefits and perquisites pursuant to the applicable Other Executive Agreements and our expatriate benefit policy. See “Potential Payments Upon Termination or Change in Control” and “Compensation Discussion and Analysis—Perquisites and Other Benefits” for additional information. Calculated assuming benefits for the applicable period will have the same dollar value as corresponding 2020 benefits.

(3)
Represents the value of Mr. T. Kim’s 2019 and 2020 TSR PSUs that remain eligible to vest. More specifically, he would remain eligible to vest in 2/3 of his 2019 TSR PSUs and 1/3 of his 2020 TSR PSUs based on actual performance. This column assumes vesting at target performance level. See “Potential Payments Upon Termination or Change in Control” for additional information.

(4)
Represents the value of immediate vesting of all time-vesting restricted stock units granted after January 1, 2018. Mr. T. Kim would also vest in the TSR PSUs that remained eligible to vest determined based on actual performance at the time of the change of control. This column assumes vesting at target performance level. See “Potential Payments Upon Termination or Change in Control” for additional information.

(5)
Assumes that the Committee exercised its discretion to fully accelerate all equity awards in connection with the transaction under the 2011 Plan and the 2020 Plan. Represents the value of immediate vesting of unvested RSUs and PSUs (assuming the PSUs vest at target performance level).

(6)
Includes the following continuation of benefits and perquisites for Mr. T. Kim: (a) $10,673 for housing expenses for Mr. T. Kim’s housing lease; (b) $8,988 for Mr. T. Kim’s home leave flights; (c) $48,292 for health insurance premiums; (d) $27,500 for repatriation allowance; (e) $50,000 for repatriation expense; (f) $6,279 for other personal benefits (including personal use of a car service provided by the Company, living expenses and tax consulting fee); (g) $7,170 of estimated reimbursement for the difference between the actual tax and the hypothetical tax he will pay for the applicable fiscal year; and (h) $36,450 for estimated reimbursement of Korean tax.

Woung Moo Lee

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)		Continuation of Benefits and Perquisites ($)	Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	354,440	87,204	(2)	—	441,644
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	445,369	350,858	(3)	—	796,227
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—	—		—	—
Change in Control (without termination of employment)	—	350,858	(4)	—	350,858

(1)	Represents cash severance payments payable pursuant to the applicable Other Executive Agreement. See “Potential Payments Upon Termination or Change in Control” for additional information.

(2)
Represents the value of Mr. WM Lee’s 2019 and 2020 TSR PSUs that remain eligible to vest. More specifically, he would remain eligible to vest in 2/3 of his 2019 TSR PSUs and 1/3 of his 2020 TSR PSUs based on actual performance. This column assumes vesting at target performance level. See “Potential Payments Upon Termination or Change in Control” for additional information.

(3)
Represents the value of immediate vesting of all outstanding stock options and RSUs granted prior to January 1, 2018 and immediate vesting of all time-vesting restricted stock units granted after January 1, 2018. Mr. WM Lee would also vest in the TSR PSUs that remained eligible to vest determined based on actual performance at the time of the change of control. This column assumes vesting at target performance level. See “Potential Payments Upon Termination or Change in Control” for additional information.

(4)
Assumes that the Committee exercised its discretion to fully accelerate all equity awards in connection with the transaction under the 2011 Plan and the 2020 Plan. Represents the value of immediate vesting of all outstanding stock options, RSUs and PSUs (assuming the PSUs vest at target performance level).

Young Soo Woo

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)		Continuation of Benefits and Perquisites ($)	Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	172,339	—		—	172,339
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	288,436	243,360	(2)	—	531,796
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—	—		—	—
Change in Control (without termination of employment)	—	243,360	(3)	—	243,360

(1)	Represents cash severance payments payable pursuant to the Executive Service Agreement. See “Potential Payments Upon Termination or Change in Control” for additional information.
(2)
Represents the value of immediate vesting of all time-vesting restricted stock units granted after January 1, 2018. See “Potential Payments Upon Termination or Change in Control” for additional information.

(3)
Assumes that the Committee exercised its discretion to fully accelerate all equity awards in connection with the transaction under the 2011 Plan and the 2020 Plan. Represents the value of immediate vesting of all outstanding stock options, RSUs and PSUs (assuming the PSUs vest at target performance level).

Chan Ho Park

	Cash Severance Payment ($)(1)	Value of Equity Award Acceleration ($)		Continuation of Benefits and Perquisites ($)	Total ($)
Termination By the Company Without Cause / By Executive for Good Reason	193,943	—		—	193,943
Termination By the Company Without Cause / By Executive for Good Reason, In Connection With a Change in Control	330,000	202,800	(2)	—	532,800
Termination By the Company for Cause / By Executive without Good Reason / Disability / Death	—	—		—	—
Change in Control (without termination of employment)	—	202,800	(3)	—	202,800

(1)	Represents cash severance payments payable pursuant to the Executive Service Agreement. See “Potential Payments Upon Termination or Change in Control” for additional information.
(2)
Represents the value of immediate vesting of all time-vesting restricted stock units granted after January 1, 2018. See “Potential Payments Upon Termination or Change in Control” for additional information.

(3)
Assumes that the Committee exercised its discretion to fully accelerate all equity awards in connection with the transaction under the 2011 Plan and the 2020 Plan. Represents the value of immediate vesting of all outstanding stock options, RSUs and PSUs (assuming the PSUs vest at target performance level).

Jonathan Kim
On March 26, 2020, the Company entered into a separation agreement with Mr. J. Kim (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. J. Kim and the Company agreed that his resignation shall not be deemed with “Good Reason” and shall not be deemed a “Qualifying Termination” under that certain letter agreement regarding severance terms, dated November 3, 2015, among him, the Company and the Company’s Korean subsidiary (the “Severance Agreement”), a copy of which has been previously filed as an exhibit to the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019. The Separation Agreement provided for (i) a $50,000 payment to him to be paid on the first regular payroll date that is at least fourteen (14) days after March 26, 2020 and (ii) an extension of the exercise date of Mr. Kim’s vested options to purchase shares of the Company’s common stock to March 27, 2022 (collectively, the “Separation Benefits”). Mr. J. Kim was also entitled to receive all statutory severance required by the laws of the Republic of Korea. In 2020, Mr. J. Kim received total of $79,673 for his Separation Benefits. For other benefits, please refer to the “Summary Compensation Table”.
CEO Pay Ratio
For the 2020 fiscal year, the ratio of the annual total compensation of Mr. YJ Kim, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees other than our Chief Executive Officer (“Median Annual Compensation”) was 35.55 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K
using the data and assumptions summarized below. In this summary, we refer to the employee who received such Median Annual Compensation as the “Median Employee.” For purposes of this disclosure, the date used to identify the Median Employee was December 31, 2020 (the “Determination Date”).
CEO Compensation for purposes of this disclosure represents the total compensation reported for Mr. YJ Kim under “Summary Compensation Table”, which was $2,951,667 for the 2020 fiscal year. For purposes of this disclosure, Median Annual Compensation was $83,038, and was calculated by totaling for our Median Employee all applicable elements of compensation for the 2020 fiscal year in accordance with Item 402(c)(2)(x) of Regulation
S-K.
To identify the Median Employee, we first determined our employee population as of the Determination Date. We had 880 employees, representing all full-time, part-time, seasonal and temporary employees of Magnachip and its consolidated subsidiaries as of the Determination Date, but excluding Mr. YJ Kim, and, as permitted by applicable SEC rules, excluding (i) any independent contractors or “leased” workers and (ii) all of our employees located in China (16), Taiwan (2), Japan (2) and Germany (2). We then measured compensation for the period beginning on January 1, 2020 and ending on December 31, 2020 for these employees. This compensation measurement was calculated by totaling, for each employee, total cash compensation paid (including salary, wages, tips, cash bonuses and other cash compensation paid in 2020) as shown in our payroll and human resources records for 2020. A portion of our employee workforce (full-time and part-time) worked for less than the full fiscal year due to commencing employment after the beginning of the fiscal year. In determining the Median Employee, we annualized the compensation for such individuals.

Director Compensation for the Fiscal Year Ended December 31, 2020
2020 Director Compensation
Each of our
non-employee
directors was eligible to earn a quarterly cash retainer, additional fees based on committee service and equity awards in 2020 pursuant to our director compensation policy, which is described in further detail below.
Cash Compensation
In 2020, our
non-employee
directors were eligible to receive the following types of cash compensation for their services on the Board.

•	Quarterly Board Service Retainer (all non-employee directors): $18,750

•	Quarterly Chair Service Fees:

•	Chairman of the Board: $18,750

•	Chair of our Audit Committee: $6,250

•	Chair of our Compensation Committee: $3,750

•	Chair of our Nominating and Corporate Governance Committee: $2,500

•	Chair of our Risk Committee: $2,500

•	Quarterly Committee Member (non-Chair) Service Fees:

•	Audit Committee: $3,750

•	Compensation Committee: $2,500

•	Nominating and Corporate Governance Committee: $1,250

•	Risk Committee: $1,250.
Our director compensation policy also provides that the Lead Director of the Board, if any, would receive an additional cash fee of $11,250 per quarter. No Lead Director was appointed for 2020. In 2020, Mr. Tanner additionally received $10,000 for his visit to the Company’s Korean headquarters as a director advisor to the CEO and CFO.
Equity Compensation
In 2020, our
non-employee
directors were also eligible to receive the following types of equity awards:

•
Annual Equity Awards
: Each
non-employee
director is eligible to receive an RSU award having a grant date fair value equal to $165,000. In addition, each non-employee
director is eligible to receive an RSU award having a grant date fair value equal to $20,000 for such director’s service as the chair of the Board’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee or Risk Committee, as applicable; and an RSU award having a grant date fair value equal to $10,000 for such director’s service as a non-chair
member of the Board’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee or Risk Committee, as applicable. The RSU award vests in full on the earlier of (x) the first anniversary of the date of grant and (y) the meeting date of the Annual Meeting of Stockholders that occurs in the year following the year in which the RSU is granted, with such grants being made on the earlier of (A) the meeting date of the Company’s Annual Meeting of Stockholders for such year and (B) August 31 of such year.

•
Initial Equity Awards
: If a
non-employee
director’s initial appointment to the Board or a Board committee occurs other than at an Annual Meeting of Stockholders, such director will be granted an RSU award having an aggregate grant date fair value equal to (x) the applicable grant date fair value amount for applicable Board or committee membership multiplied by (y) the quotient obtained by dividing the number of days elapsed from the date of initial appointment to the date of the Company’s next Annual Meeting of Stockholders (or, if earlier, August 31 of such year), by 365, with such grants to vest in full on the date of the Company’s next Annual Meeting of Stockholders (or, if earlier, August 31 of such year).

All
non-employee
director equity awards will be granted under the Company’s equity incentive plan in effect at the time of such grants.
The following table sets forth the total compensation earned by our non-employee
directors during the year ended December 31, 2020. Mr. YJ Kim, our Chief Executive Officer, does not earn any fees for his service on the Board.
2020 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)(1)	Total ($)
Camillo Martino	132,500	195,000	—	327,500
Gary Tanner	120,000	205,000	—	325,000
Ilbok Lee	90,000	195,000	—	285,000
Liz Chung	34,443	149,178	—	183,621
Melvin Keating	105,000	195,000	—	300,000
Nader Tavakoli(4)	142,500	195,000	—	337,500

(1)	Consists of the amount of cash compensation earned in 2020 for Board service, committee service and advisory visit fees as described in the table below.

Name	Board Retainer ($)	Chair Service Fees ($)	Committee Service Fees ($)	Advisory Visit Fees ($)	Total ($)
Camillo Martino	75,000	52,500	5,000	—	132,500
Gary Tanner	75,000	10,000	25,000	10,000	120,000
Ilbok Lee	75,000	10,000	5,000	—	90,000
Liz Chung	34,443	—	—	—	34,443
Melvin Keating	75,000	25,000	5,000	—	105,000
Nader Tavakoli	75,000	37,500	30,000	—	142,500

(2)	Represents the aggregate grant date fair value of RSU awards granted in 2020.
(3)	As of December 31, 2020, the number of shares of our common stock underlying outstanding stock options and RSU awards held by our non-employee directors who served during 2020 were as follows:

Name	RSUs (#)	Stock Options (#)
Camillo Martino	69,309	49,737
Gary Tanner	78,254	93,117
Ilbok Lee	75,623	204,593
Liz Chung	14,154	—
Melvin Keating	69,309	49,737
Nader Tavakoli	76,533	199,593
As of December 31, 2020, the following number of RSUs included in the table above were vested but not yet settled under the terms of the applicable RSU agreements: Mr. Keating—50,808 RSUs; Dr. Lee—57,122 RSUs; Mr. Martino—50,808 RSUs; Mr. Tanner—58,804 RSUs; and Mr. Tavakoli—58,032 RSUs. Please see the section entitled “Security Ownership of Certain Beneficial Owners and Management” for additional information regarding all shares of common stock beneficially owned by our non-employee
directors.

(4)
The Company received a letter of resignation, dated April 19, 2021, from Mr. Nader Tavakoli, which resignation was accepted by the board and effective as of April 22, 2021. In connection with his resignation, 18,501 of Mr. Tavakoli’s unvested RSUs were deemed fully vested on April 22, 2021.

Equity Compensation Plan Information
The following table provides information as of December 31, 2020, regarding securities authorized for issuance under the Company’s compensation plans. The Company’s compensation plans include the 2009 Plan, the 2011 Plan, the 2020 Plan and the Purchase Plan. The numbers in the following table do not include options or shares that may be added to the issuable amounts under the 2020 Plan or the Purchase Plan, respectively, after December 31, 2020, in accordance with the terms of the respective plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants or Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	2,872,157	(1)	$11.24	(1)	2,441,666	(2)
Equity compensation plans not approved by security holders	—		—		—
Total:	2,872,157		—		2,441,666

(1)
Comprised of (a) stock options to purchase 1,647,188 shares of common stock under the 2011 Plan, at a weighted average exercise price of $11.24 per share, and (c) 1,224,969 shares of common stock subject to restricted stock units and performance restricted awards under the 2011 Plan and 2020 Plan, which are calculated at maximum performance levels. There are no outstanding securities under the suspended Purchase Plan.

(2)	Excludes 1,163,880 shares of common stock that remain available as of December 31, 2020, for future issuance under the suspended Purchase Plan.
Equity Compensation Plan Summary
MagnaChip Semiconductor LLC 2009 Common Unit Plan
Following the Company’s emergence from its reorganization proceedings, in December 2009, our Board adopted, and our equityholders approved, the MagnaChip Semiconductor LLC 2009 Common Unit Plan, which we refer to as the 2009 Plan. The 2009 Plan provided for the grant of nonstatutory options, restricted unit bonus and purchase right awards, and deferred unit awards to employees and consultants of our Company and our subsidiaries and to members of our Board. However, only options and restricted unit bonus awards were granted under the 2009 Plan. In connection with our corporate conversion at the time of our initial public offering in March 2011, Magnachip Semiconductor Corporation assumed the rights and obligations of MagnaChip Semiconductor LLC under the 2009 Plan and converted MagnaChip Semiconductor LLC common unit options and restricted common units outstanding under the 2009 Plan into options to acquire a number of shares of our common stock and shares of restricted common stock at a ratio of eight-for-one
on substantially equivalent terms and conditions. The 2009 Plan terminated immediately following our corporate conversion, and no additional options or other equity awards may be granted under the 2009 Plan. As of December 2020, the 2009 Plan expired.
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

MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan
In March 2020, our Board and our stockholders approved the MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan, or the 2011 Plan. We amended and restated the 2011 Plan in February 2011, and our stockholders approved the amendment in March 2011 to reflect that it became effective in 2011 upon our corporate conversion. 891,703 shares of our common stock, or the total number of shares of common stock (as adjusted by the conversion ratio in the corporate conversion) that remained available for grant upon the termination of the 2009 Plan immediately following the corporate conversion, were initially authorized and reserved. The share reserve under the 2011 Plan automatically increased each January 1 through 2020, by an amount equal to the smaller of 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our Board (the “evergreen provision”). After the 2020 Equity and Incentive Compensation Plan, or the 2020 Plan, was approved by stockholders at the 2020 Annual Meeting of Stockholders, no further awards were issued under the 2011 Plan and the automatic increase in its share reserve in 2021 under the evergreen provision did not occur. The number of shares authorized for issuance under the 2011 Plan may have increased from time to time by up to that number of shares of common stock remaining subject to options and restricted stock awards outstanding under the 2009 Plan at the time of its termination immediately following the corporate conversion that expired or terminated or were forfeited for any reason after the effective date of the 2011 Plan, subject to a cap of 1,412,352 shares. Appropriate adjustments were to be made in the number of authorized shares and other numerical limits in the 2011 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2011 Plan which expire, are repurchased, or are cancelled or forfeited will again become available for issuance under the 2020 Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2011 Plan. Our Board amended the 2011 Plan in October 2017 to provide that awards granted under the 2011 Plan are subject to recoupment or clawback in accordance with our clawback policy. The Committee amended the 2011 Plan in April 2018 to allow for withholding of shares of our common stock to cover tax withholding obligations up to an amount determined by the maximum applicable statutory rates, subject to certain limitations.
In the event of a change in control as described in the 2011 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2011 Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms, and to such extent as it determines, except that the vesting of all awards held by members of our Board who are not employees will automatically be accelerated in full. The 2011 Plan also authorizes the Committee, in its discretion, and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award. As of December 2020, the 2011 Plan had been replaced by the 2020 Plan and no further awards will be made thereunder.
MagnaChip Semiconductor Corporation 2020 Equity and Incentive Compensation Plan
On June 11, 2020, at the Annual Meeting of Stockholders, the MagnaChip Semiconductor Corporation 2020 Equity and Incentive Compensation Plan, or the 2020 Plan, was approved and adopted to succeed the 2011 Plan, which was otherwise set to expire in March 2021 (after which no further grants could be made thereunder). The 2011 Plan, together with the 2009 Plan, are referred to as the “Predecessor Plans.” As the 2020 Plan was approved, it made available for awards under the 2020 Plan 1,309,000 new shares of common stock, par value of $0.01 per share, of the Company (“Common Stock”). The 2020 Plan also includes shares of Common Stock that remained available for awards under the 2011 Plan as of the approval date for the 2020 Plan.
Unlike our 2011 Plan, the 2020 Plan does not contain an evergreen provision. Generally, awards under the 2020 Plan are limited to 1,309,000 shares of Common Stock plus
, as of the effective date of the 2020 Plan, the total number of shares of Common Stock remaining available for awards under the 2011 Plan, plus
Common Stock subject to any forfeitures (or similar events) that occur under the Predecessor Plans or the 2020 Plan after the effective date of the 2020 Plan. This design means that we essentially “rolled” into the new 2020 Plan the shares that we had remaining under the 2011 Plan as of the effective date of the 2020 Plan. These shares may be shares of original issuance or treasury shares, or a combination of the two.

Awards may be granted under the 2020 Plan to the Company’s employees, officers, directors, or certain consultants or those of any subsidiary of the Company. While the Company may grant incentive stock options only to employees, the Company may grant non-statutory
stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents and cash-based awards or other stock-based awards to any eligible participant, subject to terms and conditions determined by the Compensation Committee. The term of any options granted under the 2020 Plan shall not exceed ten years from the date of grant.
The 2020 Plan includes a definition of “change in control.” In general, a change in control shall be deemed to have occurred upon the occurrence of any of the following events (subject to certain exceptions and limitations and as further described in the 2020 Plan): (1) any individual, entity or group is or becomes the beneficial owner of 50% or more of the combined voting power of the then-outstanding Common Stock or voting shares of the Company (subject to certain exceptions); (2) a transaction in which the stockholders immediately before the transaction do not retain ownership of more than 50% of the combined voting power of the outstanding voting securities of the Company (or the entity to which the assets of the Company were transferred); or (3) consummation of a complete liquidation or dissolution of the Company after approval of the same by the stockholders of the Company; provided, however, the transactions described in (1) or (2) above shall not constitute a change in control if a majority of the members of the board of directors of the continuing, surviving or successor entity (or parent thereof) immediately after such transaction is comprised of incumbent directors.
The Board generally may amend the 2020 Plan from time to time in whole or in part. If any amendment, however, for purposes of applicable stock exchange rules (and except as permitted under the adjustment provisions of the 2020 Plan) (1) would materially increase the benefits accruing to participants under the 2020 Plan, (2) would materially increase the number of securities which may be issued under the 2020 Plan, (3) would materially modify the requirements for participation in the 2020 Plan, or (4) must otherwise be approved by our stockholders in order to comply with applicable law or the rules of the NYSE, or if the Common Stock is not traded on the NYSE, the principal national securities exchange upon which the Common Stock is traded or quoted, all as determined by the Board, then such amendment will be subject to stockholder approval and will not be effective unless and until such approval has been obtained. The Board may, in its discretion, terminate the 2020 Plan at any time. Termination of the 2020 Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination. No grant will be made under the 2020 Plan on or after the tenth anniversary of the effective date of the 2020 Plan, but all grants made prior to such date will continue in effect thereafter subject to their terms and the terms of the 2020 Plan.
MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan
In March 2010, our Board approved the MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan, or the Purchase Plan. Our Board amended and restated the Purchase Plan in February 2011 to reflect that the Purchase Plan would become effective in 2011 upon the commencement of our initial public offering in March 2011. The Purchase Plan was approved by our stockholders in March 2011 and became effective upon the commencement of our initial public offering in March 2011. We initially authorized and reserved 789,890 shares for sale under the Purchase Plan. In August 2012, the Committee suspended the Purchase Plan. The Purchase Plan provides for an automatic annual increase in the number of shares available for issuance under the plan on January 1 of each year beginning in 2012 and continuing through and including January 1, 2021, equal to the lesser of (i) 1% of our then issued and outstanding shares of common stock on the immediately preceding December 31, (ii) 789,980 shares, or (iii) a number of shares as our Board may determine. Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to purchase rights which expire or are canceled will again become available for issuance under the Purchase Plan. Because the Purchase Plan was suspended in August 2012, no annual increase in the number of shares authorized under such plan occurred on January 1, 2013 or in subsequent years.
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
Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis as set forth above under “Compensation Discussion and Analysis” with our management and, based on such review and discussion, has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form
10-K/A
for the year ended December 31, 2020.
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
Gary Tanner

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our outstanding common stock for: (1) each person or entity known to us to beneficially own more than five percent (5%) of any class of our outstanding securities; (2) each member of our Board; (3) each of our named executive officers; and (4) all of the members of our Board and current executive officers, as a group. The following tables list the number of shares and percentage of shares beneficially owned based on 46,333,946 shares of our common stock (“Company Common Stock”) outstanding as of April 26, 2021.
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
Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person listed in the table below is c/o Magnachip Semiconductor, Ltd.,
V-Plex
Bldg., 15F, 501
Teheran-ro,
Gangnam-gu,
Seoul 06168, Republic of Korea.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Principal Stockholders
Oaktree Value Opportunities Fund Holdings, L.P. (2)	3,214,537	6.9%
Brigade Capital Management, LP (3)	3,028,318	6.2%
Federated Hermes, Inc. (4)	2,959,604	6.4%
Rubric Capital Management LP (5)	2,612,588	5.6%
Morgan Stanley (6)	2,587,317	5.6%
Directors and Named Executive Officers
Kyo-Hwa (Liz) Chung	—	*
Melvin Keating (7)	110,645	*
Ilbok Lee (8)	282,421	*
Camillo Martino (9)	128,545	*
Gary Tanner (10)	157,329	*
Young-Joon Kim (11)	582,543	1.2%
Young Soo Woo (12)	6,000	*
Theodore Kim (13)	228,875	*
Woung Moo Lee (14)	206,556	*
Chan Ho Park (15)	5,000	*
Jonathan Kim (16)	—	*
Directors and current Executive Officers as a group (10 persons) (17)	1,707,914	3.6%

*	Less than one percent

(1)
Includes any outstanding Company Common Stock held and, to the extent applicable, shares issuable upon the exercise or conversion of any securities that are exercisable or convertible within 60 days of April 26, 2021.

(2)
Based on information contained in an Amendment No. 4 to Schedule 13G filed with the SEC on February 16, 2021 by each of the following entities (each an “Oaktree Entity”): Oaktree Value Opportunities Fund Holdings, L.P., a Delaware limited partnership (“VOF Holdings”), in its capacity as the direct owner of 3,214,537 shares of Company Common Stock; Oaktree Value Opportunities Fund GP, L.P., a Cayman Islands limited partnership (“VOF GP”), in its capacity as the general partner of VOF Holdings; Oaktree Value Opportunities Fund GP Ltd., a Cayman Islands exempted company (“VOF GP Ltd.”), in its capacity as the general partner of VOF GP; Oaktree Fund GP I, L.P., a Delaware limited partnership (“GP I”), in its capacity as the sole shareholder of VOF GP Ltd.; Oaktree Capital I, L.P., a Delaware limited partnership (“Capital I”), in its capacity as the general partner of GP I; OCM Holdings I, LLC, a Delaware limited liability company (“Holdings I”), in its capacity as the general partner of Capital I; Oaktree Holdings, LLC, a Delaware limited liability company (“Holdings”) in its capacity as the managing member of Holdings I; Oaktree Capital Management, L.P., a Delaware limited partnership (“Management”), in its capacity as the sole director of VOF GP Ltd.; Oaktree Capital Management GP, LLC, a Delaware limited liability company (“Management GP”), in its capacity as the general partner of Management; Atlas OCM Holdings LLC, a Delaware limited liability company (“Atlas”), in its capacity as the sole managing member of Management GP; Oaktree Capital Group, LLC, a Delaware limited liability company (“OCG”), in its capacity as the managing member of Holdings and as the sole shareholder of Holdings, Inc.; Oaktree Capital Group Holdings GP, LLC, a Delaware limited liability company (“OCGH GP”), in its capacity as the indirect owner of the class B units of each of OCG and Atlas; Brookfield Asset Management Inc., a Canadian corporation (“BAM”), in its capacity as the indirect owner of the class A units of each of OCG and Atlas; and Partners Limited, a Canadian corporation (“Partners”), in its capacity as the sole owner of the Class B Limited Voting Shares of BAM.

VOF Holdings directly holds the shares of Company Common Stock listed in the table above. VOF GP, in its capacity as the general partner of VOF Holdings, has the ability to direct the management of VOF Holdings’ business, including the power to vote and dispose of securities held by VOF Holdings; therefore, VOF GP may be deemed to beneficially own the shares of Company Common Stock deemed held by VOF Holdings. VOF GP Ltd., in its capacity as the general partner of VOF GP, has the ability to direct the management of VOF GP’s business, including the power to direct the decisions of VOF GP regarding the vote and disposition of securities held by VOF Holdings; therefore, VOF GP Ltd. may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. GP I, in its capacity as the sole shareholder of VOF GP Ltd., has the ability to appoint and remove the directors and direct the management of the business of VOF GP Ltd. As such, GP I has the power to direct the decisions of VOF GP Ltd. regarding the vote and disposition of securities held by VOF Holdings; therefore, GP I may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. Capital I, in its capacity as the general partner of GP I, has the ability to direct the management of GP I’s business, including the power to direct the decisions of GP I regarding the vote and disposition of securities held by VOF Holdings; therefore, Capital I may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. Holdings I, in its capacity as the general partner of Capital I, has the ability to direct the management of Capital I’s business, including the power to direct the decisions of Capital I regarding the vote and disposition of securities held by VOF Holdings; therefore, Holdings I may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. Holdings, in its capacity as the managing member of Holdings I, has the ability to direct the management of Holdings I’s business, including the power to direct the decisions of Holdings I regarding the vote and disposition of securities held by VOF Holdings; therefore, Holdings may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. Management, in its capacity as the sole director of VOF GP Ltd., has the ability to direct the management of VOF GP Ltd., including the power to direct the decisions of VOF GP Ltd. regarding the vote and disposition of securities held by VOF Holdings; therefore, Management may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. Management GP, in its capacity as the general partner of Management, has the ability to direct the management of Management’s business, including the power to vote and dispose of securities held by VOF Holdings; therefore, Management GP may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. Atlas, in its capacity as the sole managing member of Management GP, has the ability to direct the management of Management GP’s business, including the power to direct the decisions of Management GP regarding the vote and disposition of securities held by VOF Holdings; therefore, Atlas may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. OCG, in its capacity as the managing member of Holdings, has the ability to direct the management of Holdings’ business, including the power to direct the decisions of Holdings regarding the vote and disposition of securities held by VOF Holdings. Additionally, OCG, in its capacity as the sole shareholder of Holdings, Inc., has the ability to appoint and remove directors of Holdings, Inc. and, as such, may indirectly control the decisions of Holdings, Inc. regarding the vote and disposition of securities held by VOF Holdings. Therefore, OCG may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. OCGH GP, in its capacity as the indirect owner of the class B units of each of OCG and Atlas, has the ability to appoint and remove directors of OCG and Atlas and, as such, may indirectly control the decisions of OCG and Atlas regarding the vote and disposition of securities held by VOF Holdings; therefore, OCGH GP may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. BAM, in its capacity as the indirect owner of the class A units of each of OCG and Atlas, has the ability to appoint and remove certain directors of OCG and Atlas and, as such, may indirectly control the decisions of OCG and Atlas regarding the vote and disposition of securities held by VOF Holdings; therefore BAM may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. Partners, in its capacity as the sole owner of Class B Limited Voting Shares of BAM, has the ability to appoint and remove certain directors of BAM and, as such, may indirectly control the decisions of BAM regarding the vote and disposition of securities held by VOF Holdings; therefore Partners may be deemed to have indirect beneficial ownership of the shares of Company Common Stock deemed held by VOF Holdings. The business address of each Oaktree Entity is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(3)
Based on the information contained in an Amendment No. 6 to Schedule 13G filed with the SEC on January 6, 2021 by Brigade Capital Management, LP (“Brigade Capital”), Brigade Capital Management GP, LLC (“Bridge Capital Management”), Brigade Leveraged Capital Structures Fund Ltd. (“Brigade Fund”) and Donald E. Morgan, III. Each of Brigade Capital, Brigade Capital Management, Brigade Fund and Mr. Morgan may be deemed to beneficially own the shares of Company Common Stock listed in the table above and has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of such shares (except that Brigade Fund beneficially owns, and shares power to vote or to direct the vote and shares power to dispose or to direct the disposition of, 2,005,765 of such shares). The shares of Company Common Stock listed in the table above include 5.00% Exchangeable Senior Notes due 2021 issued by Magnachip Semiconductor S.A. (the “Exchangeable Senior Notes”) that are exchangeable at the option of the holder into 2,280,921 shares of Company Common Stock (except that for Brigade Fund, the shares of common stock listed in the table above include Exchangeable Senior Notes that are exchangeable at the option of the holder into 1,328,892 shares of Company Common Stock). The Exchangeable Senior Notes are subject to a blocker provision that precludes Brigade Capital and its affiliates from converting the Exchangeable Senior Notes to the extent that Brigade Capital and its affiliates would beneficially own (as determined in accordance with Section 13(d) of the Exchange Act) in excess of 12.49% of Company Common Stock outstanding immediately after giving effect to such conversion. The business address of each of Brigade Capital, Bridge Capital Management and Mr. Morgan is 399 Park Avenue, 16th Floor, New York, New York 10022. The business address of Brigade Fund is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman
KY1-9005,
Cayman Islands.

(4)
Based on the information contained in a Schedule 13G filed with the SEC on February 12, 2021 by Federated Hermes, Inc., Voting Shares Irrevocable Trust, Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue. Each of Federated Hermes, Inc. and Voting Shares Irrevocable Trust have sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the shares of Company Common Stock listed in the table above. Each of Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue have shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of such shares. The business address for Federated Hermes, Inc. is 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.

(5)
Based on the information contained in an Amendment No. 3 to Schedule 13G filed with the SEC on February 16, 2021 by Rubric Capital Management LP (“Rubric Capital”), the investment adviser to certain investment funds and/or accounts (collectively, the “Rubric Funds”) and David Rosen, Managing Member of Rubric Capital Management GP LLC, the general partner of Rubric Capital. Each of Rubric Capital and Mr. Rosen beneficially own the shares of Company Common Stock listed in the table above and has shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of such shares. Rubric Capital Master Fund LP, a Rubric Fund, has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, more than 5% of Company Common Stock. The business address for Rubric Capital and Mr. Rosen is 155 East 44th St, Suite 1630, New York, NY 10017.

(6)
Based on the information contained in an amendment No. 2 to Schedule 13G filed with the SEC on February 11, 2021 by Morgan Stanley. Morgan Stanley beneficially owns the shares of Company Common Stock listed in the table above and has shared power to dispose or to direct the disposition of such shares (and has shared voting power with respect to 2,582,022 of such shares). The shares of Company Common Stock reported on by Morgan Stanley as a parent holding company are owned, or may be deemed to be beneficially owned, by Morgan Stanley Capital Services LLC, a wholly owned subsidiary of Morgan Stanley (“MSCS LLC”). MSCS LLC beneficially owns 2,576,949 of the shares of Company Common Stock listed in the table above and has shared voting and dispositive power with respect to such shares. The amounts reported reflect the securities beneficially owned, or that may be deemed to be beneficially owned, by certain operating units (collectively, the “MS Reporting Units”) of Morgan Stanley and its subsidiaries and affiliates (collectively, “MS”), in accordance with SEC Release Number
34-39538
(January 12, 1998). The amounts reported do not reflect securities, if any, beneficially owned by any operating units of MS whose ownership of securities is disaggregated from that of the MS Reporting Units in accordance with SEC Release Number
34-39538
(January 12, 1998). The business address for Morgan Stanley and MSCS LLC is 1585 Broadway, New York, NY 10036.

(7)
Represents 10,100 shares of Company Common Stock, options to purchase 49,737 shares of Company Common Stock and 50,808 shares of Company Common Stock subject to RSUs that will be vested and may be exercised or settled, as applicable, as of June 25, 2021.

(8)
Represents 20,706 shares of Company Common Stock, options to purchase 204,593 shares of Company Common Stock and 57,122 shares of Company Common Stock subject to RSUs that will be vested and may be exercised or settled, as applicable, as of June 25, 2021.

(9)
Represents 28,000 shares of Company Common Stock, options to purchase 49,737 shares of Company Common Stock and 50,808 shares of Company Common Stock subject to RSUs that will be vested and may be exercised or settled, as applicable, as of June 25, 2021.

(10)
Represents 5,408 shares of Company Common Stock, options to purchase 93,117 shares of Company Common Stock and 58,804 shares of Company Common Stock subject to RSUs that will be vested and may be exercised or settled, as applicable, as of June 25, 2021.

(11)	Represents 246,628 shares of Company Common Stock and options to purchase 335,915 shares of Company Common Stock that will be vested and may be exercised as of June 25, 2021.
(12)	Represents 6,000 shares of Company Common Stock subject to RSUs that will be vested and may be settled as of June 25, 2021.
(13)	Represents 101,265 shares of Company Common Stock and options to purchase 127,610 shares of Company Common Stock that will be vested and may be exercised as of June 25, 2021.

(14)	Represents 86,746 shares of Company Common Stock and options to purchase 119,810 shares of Company Common Stock that will be vested and may be exercised as of June 25, 2021.
(15)	Represents 5,000 shares of Company Common Stock subject to RSUs that will be vested and may be settled as of June 25, 2021.
(16)	Mr. J. Kim resigned his positions as our Chief Financial Officer and Chief Accounting Officer and from all other positions with us and our subsidiaries, effective as of March 27, 2020.
(17)
Our directors and executive officers as a group beneficially own, as of April 26, 2021, 1,707,914 shares of Company Common Stock or 3.6%, which represents 498,853 shares of Company Common Stock, options to purchase 980,519 shares of Company Common Stock and 228,542 shares of Company Common Stock subject to RSUs that will be vested and may be exercised or settled, as applicable, as of June 25, 2021.

*****

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Person Transactions
Other than the compensation arrangements with directors and executive officers, there have been no transactions since January 1, 2020, (and there are no currently proposed transactions) in which:

•	we have been or are to be a participant;

•	the amount involved exceeds $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our common stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Related Person Transactions Policy
Under our Related Person Transactions Policy, transactions involving our directors, executive officers, significant stockholders and other related persons that involve an amount in excess of $120,000 must be approved by the Company’s Audit Committee or, in the event it is determined that it is not practicable or desirable for the Company to wait until the next meeting of the full Audit Committee, the Chair of the Audit Committee (who possesses delegated authority to act between Audit Committee meetings). The Audit Committee (or the Chair of the Audit Committee, as applicable) will consider all of the relevant facts and circumstances available to it, including (if applicable) but not limited to: the benefits to the Company; the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The Audit Committee may seek bids, quotes or independent valuations from third parties in connection with assessing any related person transaction. The Audit Committee (or the Chair of the Audit Committee, as applicable) will approve only those transactions that are in, or are not inconsistent with, the best interests of the Company, as the Audit Committee (or the Chair of the Audit Committee, as applicable) determines in good faith.
Director Independence
The Board reviews the independence of each director annually. In determining the independence of our directors, our Board considered Section 303A of the NYSE listing standards and broadly considered the materiality of each director’s relationship with us. Based upon the foregoing criteria, our Board has determined that the following directors are independent: Mr. Martino, Ms. Chung, Mr. Keating, Dr. Lee, and Mr. Tanner.

Item 14.	Principal Accounting Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
The following table presents fees billed or expected to be billed for professional services rendered by Samil PricewaterhouseCoopers and its affiliates for the years ended December 31, 2020 and 2019.

	Year Ended December 31
	2020	2019
	(in millions)
Audit fees	$1.8	$1.5
Audit Related fees	—	—
Tax fees	—	—
All other fees	$0	—

Total	$1.8	$1.5

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

3.	Exhibits

Exhibit No.	Exhibit Description

2.1	Business Transfer Agreement, dated as of March 31, 2020 among by and among Magnus Semiconductor, LLC, MagnaChip Semiconductor S.A. and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2020).

2.2	Agreement and Plan of Merger, dated as of March 25, 2021, by and among South Dearborn Limited, Michigan Merger Sub, Inc., and Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 29, 2021).

3.1	Certificate of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 11, 2011).

3.2	Certificate of Incorporation of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 11, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current report on Form 8-K filed on December 30, 2020)

3.4	Amended and Restated Bylaws of MagnaChip Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 6, 2016).

3.5	Form of Plan of Conversion of MagnaChip Semiconductor LLC (incorporated by reference to Exhibit 3.6 to our Amendment No. 2 to Registration Statement on Form S-1 filed on May 11, 2010 (Registration No. 333-165467)).

3.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MagnaChip Semiconductor Corporation, as filed with the Secretary of the State of Delaware on March 6, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 6, 2015).

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed on February 21, 2020)

10.1	Intellectual Property License Agreement, dated as of October 6, 2004, by and between Hynix Semiconductor Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-1 filed on April 20, 2010 (Registration No. 333-165467)).

10.2	Amended & Restated License Agreement (TrenchDMOS), dated as of September 19, 2007, by and between Advanced Analogic Technologies, Inc. and MagnaChip Semiconductor, Ltd. (Korea) (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to MagnaChip Semiconductor S.A.’s and MagnaChip Semiconductor Finance Company’s Registration Statement on Form S-4 (Registration No. 333-168516) filed on October 14, 2010).

10.3	Basic Contract on Joint Development and Grant of License, dated as of November 10, 2006, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

Exhibit No.	Exhibit Description

10.4	Amendment to Basic Contract on Joint Development and Grant of License, dated as of May 18, 2016, by and between MagnaChip Semiconductor, Ltd. and Silicon Works Co., Ltd. (English translation) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016).

10.5*	MagnaChip Semiconductor LLC 2009 Common Unit Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.6*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.7*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.8*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (Non-U.S. Participants). Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467).

10.9*	MagnaChip Semiconductor LLC 2009 Common Unit Plan form of Restricted Unit Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.10*	MagnaChip Semiconductor Corporation 2011 Equity Incentive Plan (as amended on April 26, 2018) (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on February 22, 2019).

10.11*	MagnaChip Semiconductor Corporation 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2020).

10.12*	MagnaChip Semiconductor Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.13*	Offer Letter, dated as of June 20, 2007, by and between MagnaChip Semiconductor, Ltd. (Korea) and Tae Jong Lee (incorporated by reference to Exhibit 10.42 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.14*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Tae Jong Lee (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.14-1*	Separation Agreement, dated as of January 9, 2019 among MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor Corporation and Tae Jong Lee (incorporated by reference to Exhibit 10.26-2 to our Annual Report on Form 10-K filed on February 22, 2019).

10.15*	MagnaChip Semiconductor Corporation Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 filed on March 15, 2010 (Registration No. 333-165467)).

10.16*	Offer Letter, dated as of March 8, 2014, by and between MagnaChip Semiconductor, Ltd. (Korea) and Jonathan W. Kim (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on February 12, 2015).

10.16-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Jonathan W. Kim (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.16-2*	Separation Agreement, dated as of March 26, 2020 among MagnaChip Semiconductor, Ltd. (Korea), MagnaChip Semiconductor Corporation and Jonathan W. Kim. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2020).

Exhibit No.	Exhibit Description

10.17*	Offer Letter, dated as of April 15, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Young-Joon Kim (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 12, 2015).

10.17-1*	Amendment of Offer Letter, dated July 27, 2015, from MagnaChip Semiconductor, Ltd. (Korea) to Young-Joon Kim (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.17-2*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Young-Joon Kim (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.17-3*	Employment Agreement, dated as of April 26, 2018, by and between MagnaChip Semiconductor Corporation and Young Joon Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2018).

10.17-4*	Amendment to Employment Agreement by and between MagnaChip Semiconductor Corporation and Young Joon Kim, dated as of September 3, 2018 (incorporated by reference to Exhibit 10.29-4 to our Annual Report on Form 10-K filed on February 22, 2019).

10.17-5*	Form of Restricted Stock Units Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 27, 2018).

10.17-6*	Form of Restricted Stock Units Agreement (TSR Performance) for Chief Executive Officer (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 27, 2018).

10.17-7*	Form of Restricted Stock Units Agreement (AOP Performance) for Chief Executive Officer (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 27, 2018).

10.18*	Offer Letter, dated as of September 27, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Theodore Kim (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 12, 2015).

10.18-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Theodore S. Kim (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.18-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Theodore Kim (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2018).

10.19*	Offer Letter, dated as of October 16, 2013, by and between MagnaChip Semiconductor, Ltd. (Korea) and Woung Moo Lee (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 22, 2016).

10.19-1*	Severance Agreement, dated November 3, 2015, from MagnaChip Semiconductor, Ltd. (Korea) and MagnaChip Semiconductor Corporation to Woung Moo Lee (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 6, 2015).

10.19-2*	Employment Agreement, dated as of October 22, 2018, by and between MagnaChip Semiconductor Corporation and Woung Moo Lee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 26, 2018).

10.20*	Executive Service Agreement, dated as of May 25, 2020, by and between Young Soo Woo, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 7, 2020)

10.21*	Executive Service Agreement, dated as of June 1, 2020, by and between Chan Ho Park, MagnaChip Semiconductor Corporation and MagnaChip Semiconductor, Ltd. (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 7, 2020)

10.22*	MagnaChip Semiconductor LLC Profit Sharing Plan as adopted on December 31, 2009 and amended on February 15, 2010 (incorporated by reference to Exhibit 10.54 to our Quarterly Report on Form 10-Q filed on August 5, 2011).

Exhibit No.	Exhibit Description

10.23*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.55 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.24*	MagnaChip Semiconductor Corporation 2011 Form of Stock Option Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.56 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.25*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.57 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.26*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.58 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.27*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (U.S. Participants) (incorporated by reference to Exhibit 10.59 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.28*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Agreement (Non-U.S. Participants) (incorporated by reference to Exhibit 10.60 to our Amendment No 9 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-165467)).

10.29*	MagnaChip Semiconductor Corporation 2011 Form of Restricted Stock Units Agreement (Nonemployee Director) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 6, 2016).

10.30*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 26, 2018).

10.31*	Form of Restricted Stock Units Agreement (TSR Performance) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 26, 2018).

10.32*	Form of Restricted Stock Units Agreement (AOP Performance) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 26, 2018).

10.33*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Non-employee Directors) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on July 15, 2020)

10.34*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement (Section 16 Officers) (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.35*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (CEO) (incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.36*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—Financial Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.5 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.37*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (CEO) (incorporated by reference to Exhibit 99.6 to our Registration Statement on Form S-8 filed on July 15, 2020).

10.38*	MagnaChip Semiconductor Corporation 2020 Form of Restricted Stock Units Agreement—TSR Performance (Non-CEO Section 16 Officers) (incorporated by reference to Exhibit 99.7 to our Registration Statement on Form S-8 filed on July 15, 2020).

21.1^	Subsidiaries of the Registrant

23.1^	Consent of Samil PricewaterhouseCoopers

Exhibit No.	Exhibit Description

31.1^	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.3#	Certification of Chief Executive Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of Chief Financial Officer required by Rule 13(a)-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer required by 18 U.S.C § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS^	Inline XBRL Instance Document

101.SCH^	Inline XBRL Taxonomy Extension Schema Document

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Footnotes:

(1)	Certain portions of this document have been omitted pursuant to a grant of confidential treatment by the SEC.
*	Management contract, compensatory plan or arrangement
^	Previously filed with the Original 10-K Filing
#	Filed herewith
†	Previously furnished with the Original 10-K Filing

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAGNACHIP SEMICONDUCTOR CORPORATION

By:	/s/ Young-Joon Kim
Name:	Young-Joon Kim
Title:	Chief Executive Officer and Director
Date:	April 30, 2021