Form 10-Q
period 2021-03-31
MAGNACHIP SEMICONDUCTOR Corp
filed 2021-05-10
CIK 1325702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange Act).    ☐  Yes    ☒

No
As of April 30, 2021, the registrant had 46,333,946 shares of common stock outstanding.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

		Page No.
PART I FINANCIAL INFORMATION		3
Item 1.	Interim Consolidated Financial Statements (Unaudited)	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	3
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020	4
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2021 and 2020	5
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021 and 2020	6
	Magnachip Semiconductor Corporation and Subsidiaries Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	7
	Magnachip Semiconductor Corporation and Subsidiaries Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46
PART II OTHER INFORMATION		47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 6.	Exhibits	49
SIGNATURES		50

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements (Unaudited)
MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands of US dollars, except share data)
Assets
Current assets
Cash and cash equivalents	$290,194	$279,940
Accounts receivable, net	52,250	64,390
Inventories, net	29,964	39,039
Other receivables	5,649	4,338
Prepaid expenses	9,136	7,332
Hedge collateral	5,250	5,250
Other current assets (Notes 10 and 18)	2,435	9,321

Total current assets	394,878	409,610
Property, plant and equipment, net	91,014	96,383
Operating lease right-of-use assets	4,592	4,632
Intangible assets, net	2,602	2,727
Long-term prepaid expenses	5,993	4,058
Deferred income taxes	42,906	44,541
Other non-current assets	9,422	9,739

Total assets	$551,407	$571,690

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$43,357	$52,164
Other accounts payable	8,261	2,531
Accrued expenses	17,867	16,241
Accrued income taxes	1,224	12,398
Operating lease liabilities	2,352	2,210
Current portion of long-term borrowings, net	—	83,479
Other current liabilities (Note 10)	6,558	4,595

Total current liabilities	79,619	173,618
Accrued severance benefits, net	39,070	40,462
Non-current operating lease liabilities	2,240	2,422
Other non-current liabilities	10,131	9,588

Total liabilities	131,060	226,090

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 55,469,375 shares issued and 46,257,413 outstanding at March 31, 2021 and 44,943,854 shares issued and 35,783,347 outstanding at December 31, 2020	555	450
Additional paid-in capital	250,829	163,010
Retained earnings	279,361	286,834
Treasury stock, 9,211,962 shares at March 31, 2021 and 9,160,507 shares at December 31, 2020, respectively	(109,407)	(108,397)
Accumulated other comprehensive income (loss)	(991)	3,703

Total stockholders’ equity	420,347	345,600

Total liabilities and stockholders’ equity	$551,407	$571,690

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands of US dollars, except share data)
Revenues:
Net sales – standard products business	$112,906	$110,736
Net sales – transitional Fab 3 foundry services	10,113	9,737

Total revenues	123,019	120,473
Cost of sales:
Cost of sales – standard products business	79,247	81,606
Cost of sales – transitional Fab 3 foundry services	9,390	9,737

Total cost of sales	88,637	91,343

Gross profit	34,382	29,130
Operating expenses:
Selling, general and administrative expenses	12,634	12,102
Research and development expenses	13,423	10,509
Other charges	10,416	554

Total operating expenses	36,473	23,165

Operating income (loss)	(2,091)	5,965
Interest expense	(1,041)	(5,607)
Foreign currency loss, net	(4,671)	(30,971)
Other income, net	620	838

Loss from continuing operations before income tax expense	(7,183)	(29,775)
Income tax expense	290	1,303

Loss from continuing operations	(7,473)	(31,078)
Income from discontinued operations, net of tax	—	7,329

Net loss	$(7,473)	$(23,749)

Basic and diluted loss per common share—
Continuing operations	$(0.19)	$(0.89)
Discontinued operations	—	0.21

Total	$(0.19)	$(0.68)

Weighted average number of shares – basic and diluted	40,292,838	34,893,157

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands of US dollars)
Net loss	$(7,473)	$(23,749)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,058)	22,251
Derivative adjustments
Fair valuation of derivatives	(2,125)	(5,004)
Reclassification adjustment for loss (gain) on derivatives included in net loss	(511)	58

Total other comprehensive income (loss)	(4,694)	17,305

Total comprehensive loss	$(12,167)	$(6,444)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings (Deficit)	Treasury Stock		Total
(In thousands of US dollars, except share data)	Shares	Amount
Three Months Ended March 31, 2021:
Balance at December 31, 2020	35,783,347	$450	$163,010	$286,834	$(108,397)	$3,703	$345,600
Stock-based compensation	—	—	1,646	—	—	—	1,646
Exchange of exchangeable senior notes	10,144,131	101	83,639	—	—	—	83,740
Exercise of stock options	175,760	2	2,536	—	—	—	2,538
Settlement of restricted stock units	205,630	2	(2)	—	—	—	—
Acquisition of treasury stock	(51,455)	—	—	—	(1,010)	—	(1,010)
Other comprehensive loss, net	—	—	—	—	—	(4,694)	(4,694)
Net loss	—	—	—	(7,473)	—	—	(7,473)

Balance at March 31, 2021	46,257,413	$555	$250,829	$279,361	$(109,407)	$(991)	$420,347

Three Months Ended March 31, 2020:
Balance at December 31, 2019	34,800,312	$439	$152,404	$(58,131)	$(107,033)	$(2,660)	$(14,981)
Stock-based compensation	—	—	885	—	—	—	885
Settlement of restricted stock units	308,364	3	(3)	—	—	—	—
Acquisition of treasury stock	(53,994)	—	—	—	(616)	—	(616)
Other comprehensive income, net	—	—	—	—	—	17,305	17,305
Net loss	—	—	—	(23,749)	—	—	(23,749)

Balance at March 31, 2020	35,054,682	$442	$153,286	$(81,880)	$(107,649)	$14,645	$(21,156)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNACHIP SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands of US dollars)
Cash flows from operating activities
Net loss	$(7,473)	$(23,749)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,448	7,935
Provision for severance benefits	1,771	5,071
Amortization of debt issuance costs and original issue discount	261	598
Loss on foreign currency, net	14,873	38,480
Restructuring and other charges	9,504	2,138
Provision for inventory reserves	1,504	570
Stock-based compensation	1,646	885
Deferred income tax assets	30	23
Others, net	124	107
Changes in operating assets and liabilities
Accounts receivable, net	9,794	(10,430)
Unbilled accounts receivable, net	—	6,937
Inventories	6,071	(4,863)
Other receivables	(1,438)	1,982
Other current assets	5,427	909
Accounts payable	(7,701)	1,988
Other accounts payable	(2,009)	(1,817)
Accrued expenses	(3,532)	(6,611)
Accrued income taxes	(10,700)	(274)
Other current liabilities	1,087	1,336
Other non-current liabilities	18	1,808
Payment of severance benefits	(1,493)	(2,080)
Others, net	12	125

Net cash provided by operating activities	21,224	21,068
Cash flows from investing activities
Proceeds from settlement of hedge collateral	—	4,239
Payment of hedge collateral	—	(7,841)
Purchase of property, plant and equipment	(1,082)	(3,351)
Payment for intellectual property registration	(171)	(229)
Payment of guarantee deposits	(76)	—
Other s , net	(35)	55

Net cash used in investing activities	(1,364)	(7,127)
Cash flows from financing activities
Proceeds from exercise of stock options	2,538	—
Acquisition of treasury stock	(1,540)	(1,021)
Repayment of financing related to water treatment facility arrangement	(144)	(135)
Repayment of principal portion of finance lease liabilities	(16)	(60)

Net cash provided by (used in) financing activities	838	(1,216)
Effect of exchange rates on cash and cash equivalents	(10,444)	(7,089)

Net increase in cash and cash equivalents	10,254	5,636
Cash and cash equivalents
Beginning of the period	279,940	151,657

End of the period	$290,194	$157,293

Supplemental cash flow information
Cash paid for interest	$2,094	$9,522
Cash paid for income taxes	$9,633	$1,534
Non-cash investing activities
Property, plant and equipment additions in other accounts payable	$622	$687
Non-cash financing activities
Exchange of exchangeable senior notes into common stock	$83,740	$—
Acquisition of treasury stock to satisfy the tax withholding obligations in connection with equity-based compensation	$(114)	$—
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
On September 1, 2020 (the “Closing Date”), the Company completed the sale of the Company’s Foundry Services Group business and its fabrication facility located in Cheongju, Korea, known as “Fab 4” to Key Foundry Co., Ltd. (the “Buyer”), a Korean corporation, in exchange for a purchase price equal to approximately

$350.6
million in cash, pursuant to the terms of a business transfer agreement (the “Business Transfer Agreement”) dated March 31, 2020 by and among the Company and Magnus Semiconductor, LLC, a Korean limited liability company (“Magnus”). The purchase price was paid in a combination of U.S. Dollars in the amount of
 $46.5 million and Korean Won in the amount of approximately KRW 360.6 billion. In addition to the purchase price, the Buyer assumed all severance liabilities relating to the transferred employees, which had a value of approximately $100 million. The Buyer is a wholly owned subsidiary of Magnus, which was established by Alchemist Capital Partners Korea Co., Ltd. and Credian Partners, Inc. On April 20, 2020, Magnus assigned, and the Buyer assumed, all rights and obligations of Magnus under the Business Transfer Agreement. This divestiture of the Foundry Services Group business and Fab 4 was made in connection with the Company’s strategic shift of its operational focus to its standard products business. The Foundry Services Group was historically a reportable segment. The Foundry Services Group business was classified as discontinued operations in the Company’s consolidated statements of operations and excluded from both continuing operations and segment results for the three months ended March 31, 2020. Accordingly, the Company has one reportable segment, its standard products business, together with transitional foundry services associated with its fabrication facility located in Gumi, Korea, known as “Fab 3,” that it expects to perform for the Buyer for a period of up to three years from the Closing Date (the “Transitional Fab 3 Foundry Services”).
The Company’s standard products business includes its Display Solutions and Power Solutions business lines. The Company’s Display Solutions products provide panel display solutions to major suppliers of large and small rigid and flexible panel displays, and mobile, automotive applications and home appliances. The Company’s Power Solutions products include discrete and integrated circuit solutions for power management in communications, consumer and industrial applications
.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim consolidated financial statements include normal recurring adjustments and the elimination of all intercompany accounts and transactions which are, in the opinion of management, necessary to provide a fair statement of the Company’s financial condition and results of operations for the periods presented. These interim consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and, accordingly, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements, except for the changes below. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for a full year or for any other periods. The consolidated statement of cash flow for the three months ended March 31, 2020 has not been adjusted to separately disclose the cash flow related to discontinued operations, but the material items in the operating and investing activities of the cash flow relating to discontinued operations for the same period is disclosed in Note 3. Unless otherwise stated, information in these notes to consolidated financial statements relates to the Company’s continuing operations and excludes the discontinued operations.
The December 31, 2020 balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU
2019-12”).
ASU
2019-12
removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU
2019-12
as of January 1, 2021, and the adoption of ASU
2019-12
did not have a material impact on the Company’s consolidated financial statements.

2. Merger Agreement
On March 25, 2021, the Company, South Dearborn Limited, an exempted company incorporated in the Cayman Islands with limited liability (“Parent”), formed by an affiliate of Wise Road Capital LTD, and Michigan Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing its corporate existence under the General Corporation Law of the State of Delaware (the “DGCL”) as the surviving corporation and becoming a wholly owned subsidiary of Parent.
Pursuant to the Merger Agreement, each share of the Company’s common stock, par value
 $0.01
per share (the “Common Stock”), issued and outstanding immediately before the effective time of the Merger (the “Effective Time”) (other than (a) shares of Common Stock owned by the Company or any of its wholly owned subsidiaries or by Parent or any of its subsidiaries immediately before the Effective Time (collectively, “Excluded Shares”) and (b) any shares of Common Stock for which the holder thereof (i) has not voted in favor of the Merger or consented to it in writing and (ii) has properly and validly exercised their statutory rights of appraisal in respect of such shares of Common Stock in accordance with Section 262 of the DGCL (collectively, “Dissenting Shares”)) will be cancelled and will cease to exist and will be automatically converted into the right to receive

$29.00
in cash, without interest (the “Merger Consideration”), subject to applicable withholding taxes.
Consummation of the Merger is subject to certain customary closing conditions, including (i) approval of the Merger Agreement by our stockholders, (ii) the receipt of certain required or requested governmental approvals, (iii) the absence of any order or law issued, enacted or deemed applicable by certain governmental authorities specified in the Merger Agreement that makes consummation of the Merger illegal and that remains in effect (a “Prohibitive Order”), (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (v) other customary closing conditions, including the accuracy of each party’s representations and warranties, and each party’s compliance with its obligations under the Merger Agreement (subject in the case of this clause (v) to certain materiality qualifiers).
The Merger Agreement contains termination rights for each of the Company and Parent, including if (i) the consummation of the Merger does not occur by 11:59 p.m. (New York time) on September 25, 2021 (subject to extension to December 25, 2021 and again to March 25, 2022 at the option of either party if certain regulatory approvals have not been obtained by such date or certain governmental authorities specified in the Merger Agreement have issued, enacted or deemed applicable a Prohibitive Order), (ii) the Requisite Company Vote is not obtained, (iii) any of certain governmental authorities specified in the Merger Agreement issues, enacts or deems applicable after the date of the Merger Agreement a Prohibitive Order that has become final and non-appealable,
or (iv) the other party has breached the Merger Agreement, which breach would give rise to a failure, or has materially contributed to the failure, of certain conditions to the non-breaching
party’s obligations to close (subject to a cure period). Additionally, each of the Company and Parent may terminate the Merger Agreement in certain other circumstances.
The Merger is expected to close during the second half of 2021, subject to customary closing conditions as discussed above. For the three months ended March 31, 2021, the Company incurred
$9,831
thousand of professional fees and certain transaction related expenses incurred in connection with the Merger, which were recognized in other charges in the consolidated statements of operations.
The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is included as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

3. Discontinued Operations and Assets Held for Sale
On September 1, 2020, the Company completed the sale of the Company’s Foundry Services Group business and Fab 4. As a result of the sale of the Foundry Services Group business and Fab 4, the Company recorded a gain of $287,117 thousand and all operations from the Foundry Services Group business and Fab 4 were classified as discontinued operations for the three months ended March 31, 2020. Following the consummation of the sale, and for up to three years, the Company is expected to provide the Transitional Fab 3 Foundry Services at an agreed upon cost plus mark-up. For the periods prior to the Closing Date, revenue from providing the Transitional Fab 3 Foundry Services to the Foundry Services Group is recorded at cost on both of the continuing and discontinued businesses for comparative purposes. Cash inflows to the Company from the Buyer related to providing the Transitional Fab 3 Foundry Services was
$13,624 thousand for the three months ended March 31, 2021.
The following table summarizes the results from discontinued operations, net of tax, for the three months ended March 31, 2020.

Three Months Ended
March 31, 2020
(In thousands of US dollars)
Revenues:
Net sales – Foundry Services Group	$86,279
Net sales – transitional Fab 3 foundry services	(9,737)

Total revenues	76,542
Cost of sales:
Cost of sales – Foundry Services Group	65,583
Cost of sales – transitional Fab 3 foundry services	(9,737)

Total cost of sales	55,846

Gross profit	20,696
Operating expenses:
Selling, general and administrative expenses	5,644
Research and development expenses	7,403
Restructuring and other charges	2,115

Total operating expenses	15,162

Operating income from discontinued operations	5,534
Foreign currency gain, net	2,097
Other income	107

Income from discontinued operations before income tax expense	7,738
Income tax expense	409

Income from discontinued operations, net of tax	$7,329

For the three months ended March 31, 2020, the Company recorded $2,115 thousand in professional fees incurred in connection with the Foundry Services Group business and Fab 4, and recorded such costs as restructuring and other charges in the above.
The following table provides supplemental cash flows information related to discontinued operations:

Three Months Ended
March 31, 2020
(In thousands of US dollars)
Significant non-cash operating activities:
Depreciation and amortization	$5,365
Provision for severance benefits	3,052
Stock-based compensation	123
Investing activities:
Capital expenditures	$(1,479)

4. Inventories
Inventories as of March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$4,660	$6,425
Semi-finished goods and work-in-process	24,449	30,968
Raw materials	6,400	6,526
Materials in-transit	736	1,021
Less: inventory reserve	(6,281)	(5,901)

Inventories, net	$29,964	$39,039

Changes in inventory reserve for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Beginning balance	$(5,901)	$(5,947)
Change in reserve
Inventory reserve charged to costs of sales	(2,164)	(1,275)
Sale of previously reserved inventory	634	906

	(1,530)	(369)
Write off	902	499
Translation adjustments	248	316
Reclassified to assets held for sale	—	694

Ending balance	$(6,281)	$(4,807)

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

5. Property, Plant and Equipment
Property, plant and equipment
a
s of March 31, 2021 and December 31, 2020 are comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Buildings and related structures	$24,110	$24,882
Machinery and equipment	102,365	106,244
Finance lease right-of-use assets	330	344
Others	39,600	40,116

	166,405	171,586
Less: accumulated depreciation	(89,948)	(90,370)
Land	14,557	15,167

Property, plant and equipment, net	$91,014	$96,383

Aggregate depreciation expenses totaled $3,262 thousand and $2,409 thousand for the three months ended March 31, 2021 and 2020, respectively.
6. Intangible Assets
Intangible assets as of March 31, 2021 and December 31, 2020 are comprised of the following (in thousands):

	March 31, 2021
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,288	$(6,686)	$2,602

Intangible assets	$9,288	$(6,686)	$2,602

	December 31, 2020
	Gross amount	Accumulated amortization	Net amount
Intellectual property assets	$9,486	$(6,759)	$2,727

Intangible assets	$9,486	$(6,759)	$2,727

Aggregate amortization expenses for intangible assets totaled $186 thousand and $161 thousand for the three months ended March 31, 2021 and 2020, respectively.

7. Leases
The Company has operating and finance leases for buildings and other assets such as vehicles and office equipment. The Company’s leases have remaining lease terms ranging from 1 year to 5 years.
The tables below present financial information related to the Company’s leases.
Supplemental balance sheets information related to leases as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

Leases	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease	Operating lease right-of-use assets	$4,592	$4,632
Finance lease	Property, plant and equipment, net	181	206

Total lease assets		$4,773	$4,838

Liabilities
Current
Operating	Operating lease liabilities	$2,352	$2,210
Finance	Other current liabilities	67	68
Non-current
Operating	Non-current operating lease liabilities	2,240	2,422
Finance	Other non-current liabilities	130	153

Total lease liabilities		$4,789	$4,853

The following table presents the weighted average remaining lease term and discount rate:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	2.9 years	3.0 years
Finance leases	2.8 years	3.0 years
Weighted average discount rate
Operating leases	5.15%	5.55%
Finance leases	7.75%	7.75%
The components of lease cost included in the Company’s consolidated statements of operations, are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$680	$468
Finance lease cost
Amortization of right-of-use assets	17	16
Interest on lease liabilities	4	5

Total lease cost	$701	$489

The above table does not include an immaterial cost of short-term leases for the three months ended March 31, 2021 and 2020.

Other lease information is as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$680	$468
Operating cash flows from finance leases	4	5
Financing cash flows from finance leases	16	14
The aggregate future lease payments for operating and finance leases as of March 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$1,979	$60
2022	1,349	79
2023	663	79
2024	540	—
2025	407	—

Total future lease payments	4,938	218
Less: Imputed interest	(346)	(21)

Present value of future payments	$4,592	$197

8. Accrued Expenses
Accrued expenses as of March 31, 2021
a
nd December 31, 2020 are comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Payroll, benefits and related taxes, excluding severance benefits	$9,380	$10,296
Withholding tax attributable to intercompany interest income	512	28
Interest on senior notes	—	1,396
Outside service fees	1,461	755
Restructuring and others	5,925	2,658
Others	589	1,108

Accrued expenses	$17,867	$16,241

9. Derivative Financial Instruments
The Company’s Korean subsidiary from time to time has entered into zero cost collar contracts to hedge the risk of changes in the functional-currency-equivalent cash flows attributable to currency rate changes on U.S. dollar denominated revenues.
Details of the zero cost collar contracts as of March 31, 2021 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
July 13, 2020	$15,000	April 2021 to June 2021
December 15, 2020	$30,000	July 2021 to December 2021
December 18, 2020	$9,000	April 2021 to June 2021
February 26, 2021	$18,000	July 2021 to December 2021
Details of the zero cost collar contracts as of December 31, 2020 are as follows (in thousands):

Date of transaction	Total notional amount	Month of settlement
July 13, 2020	$30,000	January 2021 to June 2021
December 15, 2020	$30,000	July 2021 to December 2021
December 18, 2020	$18,000	March 2021 to June 2021
T
he zero cost collar contracts qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” since at both the inception of the contracts and on an ongoing basis, the hedging relationship was and is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the contracts.
The fair values of the Company’s outstanding zero cost collar contracts recorded as assets and liabilities as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

Derivatives designated as hedging instruments:		March 31, 2021	December 31, 2020
Asset Derivatives:
Zero cost collars	Other current assets	$393	$2,036
Liability Derivatives:
Zero cost collars	Other current liabilities	$1,243	$195
Offsetting of derivative assets and liabilities as of March 31, 2021 is as follows (in thousands):

As of March 31, 2021	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$393	$—	$393	$—	$—	$393
Liability Derivatives:
Zero cost collars	$1,243	$—	$1,243	$—	$—	$1,243
Offsetting of derivative assets and liabilities as of December 31, 2020 is as follows (in thousands):

As of December 31, 2020	Gross amounts of recognized assets/liabilities	Gross amounts offset in the balance sheets	Net amounts of assets/liabilities presented in the balance sheets	Gross amounts not offset in the balance sheets		Net amount
				Financial instruments	Cash collateral pledged
Asset Derivatives:
Zero cost collars	$2,036	$—	$2,036	$—	$—	$2,036
Liability Derivatives:
Zero cost collars	$195	$—	$195	$—	$—	$195

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
The following table summarizes the impact of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2021 and 2020. Net sales of discontinued operations for the three months ended March 31, 2020 are included in the below table (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location/Amount of Gain (Loss) Reclassified from AOCI Into Statement of Operations			Location/Amount of Gain (Loss) Recognized in Statement of Operations on Derivatives
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020		2021	2020
Zero cost collars	$(2,125)	$(5,004)	Net sales	$511	$(58)	Other income, net	$(86)	$117

	$(2,125)	$(5,004)		$511	$(58)		$(86)	$117

As of March 31, 2021, the amount expected to be reclassified from accumulated other comprehensive loss into loss within the next
12
 months is $1,002 thousand.
The Company set aside cash deposits to the counterparties, Nomura Financial Investment (Korea) Co., Ltd. (“NFIK”), Deutsche Bank AG, Seoul Branch (“DB”) and Standard Chartered Bank Korea Limited (“SC”), as required for the zero cost collar contracts. These cash deposits are recorded as hedge collateral on the consolidated balance sheets. Cash deposits as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

Counterparties	March 31, 2021	December 31, 2020
NFIK	$3,250	$3,250
DB	1,000	1,000
SC	1,000	1,000

Total	$5,250	$5,250

The Company is required to deposit additional cash collateral with NFIK and DB for any exposure in excess of $500 thousand, and no such cash collateral was required as of March 31, 2021 and December 31, 2020.
These zero cost collar contracts may be terminated by the counterparties in a number of circumstances, including if the Company’s credit rating falls below
B-/B3
or if the Company’s total cash and cash equivalents is less
than $
30,000
 thousand at the end of a fiscal quarter, unless a waiver is obtained.
10. Fair Value Measurements
Fair Value of Financial Instruments
As of March 31, 2021, the following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Carrying Value March 31, 2021	Fair Value Measurement March 31, 2021	Quoted Prices in Active Markets for Identical Asset / Liability (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets (other current assets)	$393	$393	—	$393	—
Liabilities:
Derivative liabilities (other current liabilities)	$1,243	$1,243	—	$1,243	—

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
On January 17, 2017, the Company’s wholly owned subsidiary, MagnaChip Semiconductor S.A., closed an offering (the “Exchangeable Notes
Offering”) of 5.0% Exchangeable Senior Notes due March 1, 2021 (the “Exchangeable Notes”), of $86,250 thousand, which represents the principal amount, excluding $5,902 thousand of debt issuance costs. In December 2018 and February 2019, MagnaChip Semiconductor S.A. repurchased a principal amount equal to $1,590 thousand and $920 thousand, respectively, of the Exchangeable Notes in the open market.

The Exchangeable Notes matured on March 1, 2021, unless they were earlier repurchased or converted. The Company estimated the fair value of the Exchangeable Notes using the market approach, which utilizes quoted market prices that fall under Level 2. For further description of the Exchangeable Notes, see Note 11, “Borrowings.”
Fair Values Measured on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as property, plant and equipment, and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. As of March 31, 2021 and 2020 the Company did not have any assets or liabilities measured at fair value on a non-recurring
basis.

11. Borrowings
There were no borrowings outstanding as of March 31, 2021. As of December 31, 2020, the following table represents the Company’s borrowings (in thousands):

December 31,
2020
5.0% Exchangeable Senior Notes due March 2021	$83,740
Less: unamortized discount and debt issuance costs	(261)

Total borrowings, net	83,479
Less: current portion of long-term borrowings, net	83,479

Long-term borrowings, net	$—

5.0% Exchangeable Senior Notes
On January 17, 2017, MagnaChip Semiconductor S.A. closed the Exchangeable Notes Offering of $86,250 thousand aggregate principal amount of 5.0% Exchangeable Notes. Interest on the Exchangeable Notes accrues at a rate of 5.0% per annum, payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2017. The Exchangeable Notes matured on March 1, 2021, unless they were earlier repurchased or converted. Holders had the right to convert their notes at their option at any time prior to the close of business on the business day immediately preceding the stated maturity date.
The Company incurred debt issuance costs of $5,902 thousand related to the issuance of the Exchangeable Notes. The debt issuance costs are recorded as a direct deduction from the long-term borrowings in the consolidated balance sheets and amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Interest expense related to the Exchangeable Notes for the three months ended March 31, 2021 and 2020 were $958 thousand and $1,416 thousand, respectively.
In February 2019, the Company repurchased a principal amount equal to $920 thousand of the Exchangeable Notes in the open market, resulting in a loss of $63 thousand, which was recorded as loss on early extinguishment of borrowings, net in the consolidated statements of operations for the year ended December 31, 2019. In December 2018, the Company repurchased a principal amount equal to $1,590 thousand of the Exchangeable Notes in the open market, resulting in a loss of $234 thousand, which was recorded as loss on early extinguishment of borrowings, net in the consolidated statements of operations for the year ended December 31, 2018.
Prior to the March 1, 2021 maturity of the Exchangeable Notes, holders elected to exchange all outstanding Exchangeable Notes for an aggregate of

10,144,131
shares of the Company’s common stock in satisfaction in full of the outstanding obligations under the Exchangeable Notes. Upon conversion, the Company delivered for each $1,000 principal amount of converted Exchangeable Notes a number of shares equal to the exchange rate of 121.1387 shares of common stock per $1,000 principal amount of Exchangeable Notes, which was equivalent to an exchange price of approximately $8.26 per share of common stock. In connection with the exchanges, the fractional shares were paid in cash. Following March 1, 2021, the Company does not have any Exchangeable Notes outstanding.

12. Accrued Severance Benefits
The majority of accrued severance benefits are for employees in the Company’s Korean subsidiary. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees and executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2021, 98% of all employees of the Company were eligible for severance benefits.
Changes in accrued severance benefits are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Beginning balance	$54,452	$53,344
Provisions	1,771	2,019
Severance payments	(1,493)	(1,952)
Translation adjustments	(2,177)	(2,801)

	52,553	50,610
Less: Cumulative contributions to severance insurance deposit accounts	(13,212)	(1,557)
The National Pension Fund	(61)	(75)
Group severance insurance plan	(210)	(213)

Accrued severance benefits, net	$39,070	$48,765

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
The Company is liable to pay the following future benefits to its non-executive
employees upon their normal retirement age (in thousands):

Severance benefit
Remainder of 2021	$79
2022	261
2023	653
2024	935
2025	2,062
2026	2,364
2027 – 2031	19,921
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

13. Foreign Currency Loss, Net
Net foreign currency gain or loss includes
non-cash
translation gain or loss associated with intercompany balances. A substantial portion of the Company’s net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to the Company’s Korean subsidiary. The loans are denominated in U.S. dollars and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2021 and December 31, 2020, the outstanding intercompany loan balances including accrued interest between the Korean subsidiary and the Dutch subsidiary were $381,800 thousand and $378,852 thousand, respectively. The Korean won to U.S. dollar exchange rates were 1,133.5:1 and 1,088.0:1 using the first base rate as of March 31, 2021 and December 31, 2020, respectively, as quoted by the KEB Hana Bank.
14
.
Income Taxes
The Company and its subsidiaries file income tax returns in Korea, Japan, Taiwan, the U.S. and in various other jurisdictions. The Company is subject to income or non-income
tax examinations by tax authorities of these jurisdictions for all open tax years.
The loss from continuing operations before income tax expense for the three months ended March 31, 2021 and 2020 w as
 $7,183 thousand and $29,775 thousand, respectively.
For the three months ended March 31, 2021, the Company recorded an income tax expense of $290 thousand, primarily attributable to interest on intercompany loan balances, which was offset in part by the tax benefit recognized on the loss for the first quarter of 2021 from the Company’s Korean subsidiary. For the three months ended March 31, 2020, the Company recorded an income tax expense from the continuing operations of $1,303 thousand, primarily attributable to interest on intercompany loan balances. The income tax expense was recorded for the Company’s Korean subsidiary based on the estimated taxable income for the respective period, combined with its ability to utilize net operating loss carryforwards up to 60% in 2020.

15. Geographic and Other Information
The following sets forth information relating to the single continuing operating segment (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues
Standard products business
Display Solutions	$58,895	$77,593
Power Solutions	54,011	33,143

Total standard products business	$112,906	$110,736
Transitional Fab 3 foundry services	10,113	9,737

Total revenues	$123,019	$120,473

	Three Months Ended
	March 31, 2021	March 31, 2020
Gross Profit
Standard products business	$33,659	$29,130
Transitional Fab 3 foundry services	723	—

Total gross profit	$34,382	$29,130

The following is a summary of net sales—standard products business (which does not include the Transitional Fab 3 Foundry Services) by geographic region, based on the location to which the products are billed (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Korea	$26,434	$30,817
Asia Pacific (other than Korea)	83,740	77,542
United States	1,274	709
Europe	1,243	971
Others	215	697

Total	$112,906	$110,736

For the three months ended March 31, 2021 and 2020, of the Company’s net sales – standard products business in Asia Pacific (other than Korea), net sales – standard products business in China and Hong Kong represented
 57.1% and 95.3
%
,
 respectively, and net sales—standard products business in Vietnam represented 37.4% and 1.0%, respectively.
Net sales from the Company’s top ten largest customers in the standard products business (which does not include the Transitional Fab 3 Foundry Services) accounted for 82% and 90% for the three months ended March 31, 2021 and 2020, respectively.
For the three months ended March 31, 2021, the Company had two customers that represented 48.8% and 10.0% of its net sales – standard products business. For the three months ended March 31, 2020, the Company had two customers that represented 52.8% and 15.8% of its net sales – standard products business.
As of March 31, 2021 and December 31, 2020, one customer accounted for 33.1% and 45.1% of accounts receivable, respectively.

16. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists
o
f the following as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31, 2021	December 31, 2020
Foreign currency translation adjustments	$11	$2,069
Derivative adjustments	(1,002)	1,634

Total	$(991)	$3,703

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

Three Months Ended March 31, 2021	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$2,069	$1,634	$3,703

Other comprehensive loss before reclassifications	(2,058)	(2,125)	(4,183)
Amounts reclassified from accumulated other comprehensive income	—	(511)	(511)

Net current-period other comprehensive loss	(2,058)	(2,636)	(4,694)

Ending balance	$11	$(1,002)	$(991)

Three Months Ended March 31, 2020	Foreign currency translation adjustments	Derivative adjustments	Total
Beginning balance	$(4,205)	$1,545	$(2,660)

Other comprehensive income (loss) before reclassifications	22,251	(5,004)	17,247
Amounts reclassified from accumulated other comprehensive loss	—	58	58

Net current-period other comprehensive income (loss)	22,251	(4,946)	17,305

Ending balance	$18,046	$(3,401)	$14,645

17. Loss Per Share
The following table illustrates the computation of basic and diluted loss per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands of US dollars, except share data)
Basic and diluted loss per share
Loss from continuing operations	$(7,473)	$(31,078)
Income from discontinued operations, net of tax	—	7,329

Net loss	$(7,473)	$(23,749)

Weighted average number of shares – basic and diluted	40,292,838	34,893,157
Basic and diluted loss per common share
Continuing operations	$(0.19)	$(0.89)
Discontinued operations	—	0.21

Total	$(0.19)	$(0.68)

The following outstanding instruments were excluded from the computation of diluted loss per share, as they have an anti-dilutive effect on the calculation:

	Three Months Ended
	March 31, 2021	March 31, 2020
Options	1,471,421	2,163,845
Restricted Stock Units	1,109,572	729,939
For the three months ended March 31, 2021 and 2020, 5,783,919 shares and 10,144,155 shares, respectively, of potential common stock from the assumed conversion of Exchangeable Notes were also excluded from the computation of diluted loss per share as the effect were anti-dilutive for the period.

18. Commitments and Contingencies
Advances to Suppliers
The Company, from time to time, may make advances in form of prepayments or deposits to suppliers to procure materials to meet its planned production. The Company recorded advances of $1,150 thousand and $5,500 thousand as other current assets as of March 31, 2021 and December 31, 2020, respectively.
COVID-19
Pandemic
In December 2019, a strain of coronavirus causing a disease known as
COVID-19
surfaced in Wuhan, China, resulting in significant disruptions among Chinese manufacturing and other facilities and travel throughout China. In March 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. Governmental authorities throughout the world have implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions. Although some of these restrictions and other containment measures have since been lifted or scaled back, ongoing surges of
COVID-19
have in some cases resulted in the
re-imposition
of certain restrictions and containment measures, and may continue to lead to other restrictions being re-implemented
in the foreseeable future in response to efforts to reduce the rapid spread of
COVID-19.
The Company experienced some minor disruption in its Power Solutions business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of the
COVID-19
pandemic. To date, its external Display Solutions business contractors and sub-contractors
have not been materially impacted by the
COVID-19
pandemic. The Company is, however, unable to accurately predict the full impact that the
COVID-19
pandemic will have on its future results of operations due to numerous uncertainties, including the severity and duration of the outbreak, the efficacy of ongoing global vaccination efforts, potential future recurrences of the outbreak, the spread of disease variants that may be resistant to the existing vaccines, further containment actions that may be taken by governmental authorities, the impact to the businesses of its customers and suppliers, and other factors.

The Company continues to closely monitor and evaluate the nature and scope of the impact of the
COVID-19
pandemic to its business, consolidated results of operations, and financial condition, and may take further
a
ctions altering its business operations and managing its costs and liquidity that the Company deems necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.

Merger-related Complaints
Since April 22, 2021, nine complaints have been filed seeking to enjoin the Merger, or, if the Merger is consummated, rescind the Merger or recover damages, as well as an award of each plaintiff’s fees and litigation expenses. The lawsuits, each filed as an individual action by a purported stockholder of the Company, are captioned as
Schulthess v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03587
(S.D.N.Y.) (the “Schulthess Complaint”),
Pittman v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-02306
(E.D.N.Y.),
Flanagan v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03743
(S.D.N.Y.),
Castelli v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03769
(S.D.N.Y.) (the “Castelli Complaint”),
Doolittle v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03801
(S.D.N.Y.),
Thomas v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03860
(S.D.N.Y.),
Finger v. Magnachip Semiconductor Corporation, et al.
, Case No.
1:21-cv-03927
(S.D.N.Y.),
Kent v. Magnachip Semiconductor Corporation, et al
., Case No. 1:21-cv-00657 (D. Del.), and
Kennedy v. Magnachip Semiconductor Corporation, et al.
, Case No. 2:21-cv-02110 (E.D. Pa.). Each complaint alleges that the preliminary proxy statement filed by the Company with the Securities and Exchange Commission (“SEC”) on April 19, 2021 is false and/or misleading and asserts claims for violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule
14a-9
against the Company and certain current or former members of the Company’s Board of Directors. The Schulthess and Castelli Complaints also allege breaches of fiduciary duties by certain current or former members of the Company’s Board of Directors. The Schulthess Complaint further alleges that the Company aided and abetted purported breaches of fiduciary duties by certain current or former members of the Company’s Board of Directors. The Company believes the disclosures in the preliminary proxy statement comply fully with all applicable law and that the lawsuits are entirely without merit. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. At this time, the Company is unable to reasonably estimate any possible loss, or range of reasonable possible losses, with respect to the complaints described above.

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
These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in this section, in “Part II: Item 1A. Risk Factors” herein and in “Part I: Item 1A. Risk Factors” in our Annual Report on Form
10-K
filed on March 9, 2021 (“2020 Form
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
Our Display Solutions products provides flat panel display solutions to major suppliers of large and small flat panel displays. These products include source and gate drivers and timing controllers that cover a wide range of flat panel displays used in mobile communications, automotives, entertainment devices, notebook PCs, monitors and liquid crystal display (LCD), organic light emitting diodes (OLED) and Micro light emitting diode (LED) televisions. Our Display Solutions products support the industry’s most advanced display technologies, such as OLEDs, low temperature polysilicons thin film transistors (LTPS TFTs) and amorphous silicon thin film transistors
(a-Si
TFTs). Since 2007, we have designed and manufactured OLED display driver integrated circuit (IC) products. Our current portfolio of OLED solutions address a wide range of resolutions ranging from HD to Wide Quad High Definition (WQHD) for applications including smartphones, TVs, and other mobile devices. We believe we have a unique intellectual property portfolio and mixed-signal design and manufacturing expertise in the OLED industry.
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

Net sales for our standard products business are driven by design wins in which we are selected by an electronics original equipment manufacturer (OEM) or other potential customer to supply its demand for a particular product. A customer will often have more than one supplier designed into multi-source components for a particular product line. Once we have design wins and the products enter into mass production, we often specify the pricing of a particular product for a set period of time, with periodic discussions and renegotiations of pricing with our customers. In any given period, our net sales depend heavily upon the end-market
demand for the goods in which our products are used, the inventory levels maintained by our customers and, in some cases, allocation of demand for components for a particular product among selected qualified suppliers.
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
Since 2007, we had designed and manufactured OLED display driver ICs in our internal manufacturing facilities. As we expanded our design capabilities to products that require lower geometries unavailable at our existing manufacturing facilities, we began outsourcing manufacturing of certain OLED display driver ICs to an external
12-inch
foundry starting in the second half of 2015. This additional source of manufacturing is an increasingly important part of our supply chain management. By outsourcing manufacturing of advanced OLED products to external
12-inch
foundries, we are able to dynamically adapt to the changing customer requirements and address growing markets without substantial capital investments by us. At the external
12-inch
foundries, we apply our unique OLED process patents as well as other intellectual property, proprietary process design kits and custom design-flow methodologies.
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

Recent Developments
The Merger
On March 25, 2021, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, among other things, Merger Sub will be merged with and into the Company, with the Company continuing its corporate existence as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent.
Under the terms of the Merger Agreement, each share of our common stock issued and outstanding immediately before the Effective Time (other than Excluded Shares and Dissenting Shares) will be cancelled and will cease to exist and will be automatically converted into the right to receive $29.00 in cash, without interest, and subject to applicable withholding taxes. The all-cash
transaction has an equity value of approximately $1.4 billion. The Merger is fully backed by equity commitments and not contingent on any financing conditions.
For more information on the Merger Agreement and the Merger, see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 2. Merger Agreement” in this Report.
Conversion of 5.0% Exchangeable Senior Notes due 2021 (the “Exchangeable Notes”)
Prior to the March 1, 2021 maturity of our Exchangeable Notes, holders thereof elected to exchange the Exchangeable Notes for an aggregate of 10,144,131 shares of our common stock in satisfaction in full of the outstanding obligations under the Exchangeable Notes. On March 1, 2021, we paid the final interest payment on the Exchangeable Notes of $2.1 million and no longer have any Exchangeable Notes obligations outstanding as of such date.
COVID-19
Pandemic
In December 2019, a strain of coronavirus causing a disease known as
COVID-19
surfaced in Wuhan, China, resulting in significant disruptions among Chinese manufacturing and other facilities and travel throughout China. In March 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. Governmental authorities throughout the world have implemented numerous containment measures, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business restrictions and shutdowns, resulting in rapidly changing market and economic conditions. Although some of these restrictions and other containment measures have since been lifted or scaled back, ongoing surges of
COVID-19
have, in some cases, resulted in the
re-imposition
of certain restrictions and containment measures, and may continue to lead to other restrictions being re-implemented
in the foreseeable future in response to efforts to reduce the rapid spread of
COVID-19.
We experienced some minor disruption in our Power Solutions business from assembly and test subcontractors located in China in the first quarter of 2020 as a result of the
COVID-19
pandemic. To date, our external Display Solutions business contractors and sub-contractors
have not been materially impacted by the
COVID-19
pandemic. We are, however, unable to accurately predict the full impact that the
COVID-19
pandemic will have on our future results of operations due to numerous uncertainties, including the severity and the duration of the outbreak, the efficacy of ongoing global vaccination efforts, potential future recurrences of the outbreak, the spread of disease variants that may be resistant to the existing vaccines, further containment actions that may be taken by governmental authorities, the impact to the businesses of our customers and suppliers, and other factors.
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
Measures
Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income
We use the terms Adjusted EBITDA, Adjusted Operating Income and Adjusted Net Income (including on a per share basis) in this Report. Adjusted EBITDA, as we define it, is a
non-U.S.
GAAP measure. We define Adjusted EBITDA for the periods indicated as EBITDA (as defined below), adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain), net and (iv) other charges. EBITDA for the periods indicated is defined as loss from continuing operations before interest expense, net, income tax expense, and depreciation and amortization.
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
We encourage you to evaluate each adjustment and the reasons we consider them appropriate. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Adjusted EBITDA is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. A reconciliation of loss from continuing operations to Adjusted EBITDA from continuing operations is as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(In millions)
Loss from continuing operations	$(7.5)	$(31.1)
Interest expense, net	0.4	4.9
Income tax expense	0.3	1.3
Depreciation and amortization	3.4	2.6
EBITDA	3.3	(22.3)
Adjustments:
Equity-based compensation expense(a)	1.6	0.8
Foreign currency loss, net(b)	4.7	31.0
Derivative valuation loss (gain), net(c)	0.1	(0.1)
Other charges(d)	10.4	0.6

Adjusted EBITDA	$13.5	$9.9

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

(d)
For the three months ended March 31, 2021, this adjustment eliminates $10.4 million, of which $9.8 million related to non-recurring
professional fees and certain transaction related expenses incurred in connection with the Merger. For the three months ended March 31, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

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

We present Adjusted Operating Income as supplemental measures of our performance. We prepare Adjusted Operating Income by adjusting operating income (loss) to eliminate the impact of equity-based compensation expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Operating Income is useful to investors to provide a supplemental way to understand our underlying operating performance and allows investors to monitor and understand changes in our ability to generate income from ongoing business operations.
Adjusted Operating Income is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to operating income, income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Operating Income differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Operating Income, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Operating Income for the periods indicated as operating income adjusted to exclude (i) equity-based compensation expense and (ii) other charges.
The following table summarizes the adjustments to operating income that we make in order to calculate Adjusted Operating Income from continuing operations for the periods indicated:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(In millions)
Operating income (loss)	$(2.1)	$6.0
Adjustments:
Equity-based compensation expense(a)	1.6	0.8
Other charges(b)	10.4	0.6

Adjusted Operating Income	$10.0	$7.3

(a)
This adjustment eliminates the impact of
non-cash
equity-based compensation expenses. Although we expect to incur non-cash
equity-based compensation expenses in the future, these expenses do not generally require cash settlement, and, therefore, are not used by us to assess the profitability of our operations. We believe that analysts and investors will find it helpful to review our operating performance without the effects of these non-cash
expenses as supplemental information.

(b)
For the three months ended March 31, 2021, this adjustment eliminates $10.4 million, of which $9.8 million related to non-recurring
professional fees and certain transaction related expenses incurred in connection with the Merger. For the three months ended March 31, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

We present Adjusted Net Income (including on a per share basis) as a further supplemental measure of our performance. We prepare Adjusted Net Income (including on a per share basis) by adjusting loss from continuing operations to eliminate the impact of a number of non-cash
expenses and other items that may be either one time or recurring that we do not consider to be indicative of our core ongoing operating performance. We believe that Adjusted Net Income (including on a per share basis) is particularly useful because it reflects the impact of our asset base and capital structure on our operating performance. We present Adjusted Net Income (including on a per share basis) for a number of reasons, including:

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

Adjusted Net Income (including on a per share basis) is not a measure defined in accordance with U.S. GAAP and should not be construed as an alternative to income from continuing operations, cash flows from operating activities or net income, as determined in accordance with U.S. GAAP. We encourage you to evaluate each adjustment and the reasons we consider them appropriate. Other companies in our industry may calculate Adjusted Net Income (including on a per share basis) differently than we do, limiting its usefulness as a comparative measure. In addition, in evaluating Adjusted Net Income (including on a per share basis), you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. We define Adjusted Net Income (including on a per share basis); for the periods indicated as loss from continuing operations, adjusted to exclude (i) equity-based compensation expense, (ii) foreign currency loss, net, (iii) derivative valuation loss (gain), net, (iv) other charges and (v) income tax effect on non-GAAP
adjustments.
The following table summarizes the adjustments to loss from continuing operations that we make in order to calculate Adjusted Net Income (including on a per share basis) from continuing operations for the periods indicated:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(In millions, except per share data)
Loss from continuing operations	$(7.5)	$(31.1)
Adjustments:
Equity-based compensation expense(a)	1.6	0.8
Foreign currency loss, net(b)	4.7	31.0
Derivative valuation loss (gain), net(c)	0.1	(0.1)
Other charges(d)	10.4	0.6
Income tax effect on non-GAAP adjustments(e)	—	—

Adjusted Net Income	$9.3	$1.1

Reported loss per share—basic	$(0.19)	$(0.89)
Reported loss per share—diluted	$(0.19)	$(0.89)
Weighted average number of shares—basic	40,292,838	34,893,157
Weighted average number of shares—diluted	40,292,838	34,893,157
Adjusted earnings per share—basic	$0.23	$0.03
Adjusted earnings per share—diluted	$0.22	$0.03
Weighted average number of shares—basic	40,292,838	34,893,157
Weighted average number of shares—diluted	47,470,416	35,883,200

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

(d)
For the three months ended March 31, 2021, this adjustment eliminates $10.4 million, of which $9.8 million related to non-recurring
professional fees and certain transaction related expenses incurred in connection with the Merger. For the three months ended March 31, 2020, this adjustment eliminates non-recurring
professional service fees and expenses incurred in connection with certain treasury and finance initiatives. As these expenses meaningfully impacted our operating results and are not expected to represent an ongoing operating expense to us, we believe our operating performance results are more usefully compared if these expenses are excluded.

(e)
For the three months ended March 31, 2021 and 2020, there was no tax impact from the adjustments to net income to calculate our Adjusted Net Income due to net operating loss carry-forwards available at the parent entity of the Company in the U.S., based on the nature and origination of the adjustments, to offset related taxable income and full allowance for such deferred tax assets.

We believe that all adjustments to loss from continuing operations used to calculate Adjusted Net Income was applied consistently to the periods presented.
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
We recognize revenue when a customer obtains control of the product, which is generally upon product shipment, delivery at the customer’s location or upon customer acceptance, depending on the terms of the arrangement. For the three months ended March 31, 2021 and 2020, we sold products to 145 and 135 customers, respectively, and our net sales to our ten largest customers represented 82% and 90% of our net sales—standard products business, respectively.
We will provide the Transitional Fab 3 Foundry Services up to September 1, 2023 at an agreed upon cost plus a mark-up.
For the periods prior to the closing of the sale of the Foundry Services Group business and Fab 4 as of September 1, 2020 (which are accounted for as discontinued operations beginning in the first quarter of 2020), revenue derived from the Transitional Fab 3 Foundry Services is recorded at cost in both our continuing and discontinued operations.
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
Labor
Costs.
A significant portion of our employees are located in Korea. Under Korean labor laws, most employees and certain executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay. As of March 31, 2021, approximately 98% of our employees were eligible for severance benefits.
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
Impact of Foreign Currency Exchange Rates on Reported Results of Operations.
Historically, a portion of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in
non-U.S.
currencies, principally the Korean won, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars converted from our
non-U.S.
revenues and expenses based on monthly average exchange rates, changes in the exchange rate between the Korean won and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to Korean won, depreciation in the U.S. dollar relative to the Korean won could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the Korean won. Moreover, our foreign currency gain or loss would be affected by changes in the exchange rate between the Korean won and the U.S. dollar as a substantial portion of non-cash
translation gain or loss is associated with the intercompany long-term loans to our Korean subsidiary, which is denominated in U.S. dollars. As of March 31, 2021, the outstanding intercompany loan balance including accrued interest between our Korean subsidiary and our Dutch subsidiary was $381.8 million. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.
From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Our Korean subsidiary enters into foreign currency zero cost collar contracts in order to mitigate a portion of the impact of U.S. dollar-Korean won exchange rate fluctuations on our operating results. Obligations under these foreign currency zero cost collar contracts must be cash collateralized if our exposure exceeds certain specified thresholds. These zero cost collar contracts may be terminated by a counterparty in a number of circumstances, including if our credit rating falls below
B-/B3
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

Results of Operations – Comparison of Three Months Ended March 31, 2021 and 2020
The following table sets forth consolidated results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	% of Total revenues	Amount	% of Total revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business	$112.9	91.8%	$110.7	91.9%	$2.2
Net sales – transitional Fab 3 foundry services	10.1	8.2	9.7	8.1	0.4

Total revenues	123.0	100.0	120.5	100.0	2.5
Cost of sales
Cost of sales – standard products business	79.2	64.4	81.6	67.7	(2.4)
Cost of sales – transitional Fab 3 foundry services	9.4	7.6	9.7	8.1	(0.3)

Total cost of sales	88.6	72.1	91.3	75.8	(2.7)

Gross profit	34.4	27.9	29.1	24.2	5.3

Selling, general and administrative expenses	12.6	10.3	12.1	10.0	0.5
Research and development expenses	13.4	10.9	10.5	8.7	2.9
Other charges	10.4	8.5	0.6	0.5	9.9

Operating income (loss)	(2.1)	(1.7)	6.0	5.0	(8.1)

Interest expense	(1.0)	(0.8)	(5.6)	(4.7)	4.6
Foreign currency loss, net	(4.7)	(3.8)	(31.0)	(25.7)	26.3
Others, net	0.6	0.5	0.8	0.7	(0.2)

	(5.1)	(4.1)	(35.7)	(29.7)	30.6

Loss from continuing operations before income tax expense	(7.2)	(5.8)	(29.8)	(24.7)	22.6
Income tax expense	0.3	0.2	1.3	1.1	(1.0)

Loss from continuing operations	(7.5)	(6.1)	(31.1)	(25.8)	23.6
Income from discontinued operations, net of tax	—	—	7.3	6.1	(7.3)

Net loss	$(7.5)	(6.1)	$(23.7)	(19.7)	$16.3

The following sets forth information relating to our continuing operations:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change Amount
	(In millions)
Revenues
Net sales – standard products business
Display Solutions	$58.9	47.9%	$77.6	64.4%	$(18.7)
Power Solutions	54.0	43.9	33.1	27.5	20.9

Total standard products business	112.9	91.8	110.7	91.9	2.2
Net sales – transitional Fab 3 foundry services	10.1	8.2	9.7	8.1	0.4

Total revenues	$123.0	100.0%	$120.5	100.0%	$2.5

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	% of Net sales	Amount	% of Net sales	Change Amount
	(In millions)
Gross Profit
Gross profit – standard products business	$33.7	29.8%	$29.1	26.3%	$4.5
Gross profit – transitional Fab 3 foundry services	0.7	7.1	—	—	0.7

Total gross profit	$34.4	27.9%	$29.1	24.2%	$5.3

Revenues
Total revenues were $123.0 million for the three months ended March 31, 2021, a $2.5 million, or 2.1%, increase compared to $120.5 million for the three months ended March 31, 2020. This increase was primarily due to an increase in revenue related to our standard products business as described below.
The standard products business.
 Net sales from our standard products business were $112.9 million for the three months ended March 31, 2021, a 2.2 million, or 2.0%, increase compared to $110.7 million for the three months ended March 31, 2020. This increase was primarily attributable to a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes,
whereas the revenue for power products in the first quarter of 2020 was impacted by
COVID-19-related
supply chain issues and market softness in China. This increase was offset in part by a decrease in revenue related to our mobile OLED display driver ICs as a result of the U.S. Government’s export restrictions on Huawei, which was a downstream customer of some of our direct customers, since the third quarter of 2020 that impacted the shipment of certain mobile OLED display driver ICs to certain of our customers, and a strategic reduction of our lower margin non-auto
LCD business.
The transitional Fab 3 foundry services.
Net sales from the transitional Fab 3 foundry services were $10.1 million and $9.7 million for the three months ended March 31, 2021 and 2020, respectively.
Gross Profit
Total gross profit was $34.4 million for the three months ended March 31, 2021 compared to $29.1 million for the three months ended March 31, 2020, a $5.3 million, or 18.0%, increase. Gross profit as a percentage of net sales for the three months ended March 31, 2021 increased to 27.9% compared to 24.2% for the three months ended March 31, 2020. The increase in gross profit and gross profit as a percentage of net sales was primarily due to our standard products business as further described below.
The standard products business.
 Gross profit from our standard products business was $33.7 million for the three months ended March 31, 2021, which represented a $4.5 million, or 15.5%, increase from gross profit of $29.1 million for the three months ended March 31, 2020. Gross profit as a percentage of net sales for the three months ended March 31, 2021 increased to 29.8% compared to 26.3% for the three months ended March 31, 2020. The increase in both gross profit and gross profit margin was primarily attributable to a higher utilization rate and an improved product mix.

Net Sales – Standard Products Business by Geographic Region
We report net sales – standard products business by geographic region based on the location to which the products are billed. The following table sets forth our net sales—standard products business by geographic region and the percentage of total net sales—standard products business represented by each geographic region for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	% of Net Sales – standard products business	Amount	% of Net Sales – standard products business	Change Amount
	(In millions)
Korea	$26.4	23.4%	$30.8	27.8%	$(4.4)
Asia Pacific (other than Korea)	83.7	74.2	77.5	70.0	6.2
United States	1.3	1.1	0.7	0.6	0.6
Europe	1.2	1.1	1.0	0.9	0.3
Others	0.2	0.2	0.7	0.6	(0.5)

	$112.9	100.0%	$110.7	100.0%	$2.2

Net sales – standard products business in Korea for the three months ended March 31, 2021 decreased from $30.8 million to $26.4 million compared to the three months ended March 31, 2020, or by $4.4 million, or 14.2%, primarily due to a decrease in revenue related to our mobile OLED display driver ICs as a result of the U.S. Government’s export restrictions on Huawei, which was a downstream customer of some of our direct customers, since the third quarter of 2020 that impacted the shipment of certain mobile OLED display driver ICs to certain of our customers, and a strategic reduction of our lower margin non-auto
LCD business. This decrease was offset in part by a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs.
Net sales – standard products business in Asia Pacific (other than Korea) for the three months ended March 31, 2021 increased to $83.7 million from $77.5 million in the three months ended March 31, 2020, or by $6.2 million, or 8.0%, primarily due to a higher demand for power products such as MOSFETs, including high-end
MOSFETs, primarily for TVs and
e-bikes.
Operating Expenses
Selling,
General
and
Administrative
Expenses.
 Selling, general and administrative expenses were $12.6 million, or 10.3% of total revenues, for the three months ended March 31, 2021, compared to $12.1 million, or 10.0% of total revenues, for the three months ended March 31, 2020. The increase of $0.5 million, or 4.4%, was primarily attributable to the grant timing of equity-based compensation.
Research
and
Development
Expenses.
 Research and development expenses were $13.4 million, or 10.9% of total revenues, for the three months ended March 31, 2021, compared to $10.5 million, or 8.7% of total revenues, for the three months ended March 31, 2020. The increase of $2.9 million, or 27.7%, was primarily attributable to an increase in development activities for our
28-nanometer
OLED display driver ICs.
Other Charges.
Of the other charges of $10.4 million for the three months ended March 31, 2021, $9.8 million related to professional fees and certain transaction related expenses incurred in connection with the Merger. Other charges were $0.6 million for the three months ended March 31, 2020, which were consisted of professional service fees and expenses incurred in connection with certain treasury and finance initiatives.
Operating Income (Loss)
As a result of the foregoing, operating loss of $2.1 million was recorded for the three months ended March 31, 2021 compared to operating income of $6.0 million the three months ended March 31, 2020. As discussed above, the decrease in operating income of $8.1 million resulted primarily from a $9.9 million increase in other charges, $2.9 million increase in research and development expenses, and a $0.5 million increase in selling, general and administrative expenses. This increase was offset in part by a $5.3 million increase in gross profit.

Other Income (Expense)
Interest
Expense.
 Interest expenses were $1.0 million and $5.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Interest expenses were incurred primarily under our 2021 Notes and Exchangeable Notes. We redeemed all outstanding 2021 Notes on October 2, 2020. Our Exchangeable Notes were exchanged for common stock prior to their maturity date of March 1, 2021. From and after October 2, 2020 and March 1, 2021, we have not incurred interest expense associated with the 2021 Notes and Exchangeable Notes, respectively.
Foreign
Currency
Loss,
Net.
 Net foreign currency loss for the three months ended March 31, 2021 was $4.7 million compared to net foreign currency loss of $31.0 million for the three months ended March 31, 2020. The net foreign currency loss for the three months ended March 31, 2021 and March 31, 2020 was due to the depreciation in value of the Korean won relative to the U.S. dollar during the period.
A substantial portion of our net foreign currency gain or loss is non-cash
translation gain or loss associated with intercompany long-term loans to our Korean subsidiary, which are denominated in U.S. dollars, and are affected by changes in the exchange rate between the Korean won and the U.S. dollar. As of March 31, 2021 and March 31, 2020, the outstanding intercompany loan balances, including accrued interest between our Korean subsidiary and our Dutch subsidiary, were $382 million and $684 million, respectively. Foreign currency translation gain or loss from intercompany balances were included in determining our consolidated net income since the intercompany balances were not considered long-term investments in nature because management intended to settle these intercompany balances at their respective maturity dates.
Others,
Net.
Others were comprised of rental income, interest income, and gains and losses from valuation of derivatives which were designated as hedging instruments. Others for the three months ended March 31, 2021 and March 31, 2020 was $0.6 million and $0.8 million, respectively.
Income Tax Expense
Income tax expense was $0.3 million for the three months ended March 31, 2021, which was primarily attributable to interest on intercompany loan balances, and offset in part by the tax benefit recognized on the loss for the first quarter of 2021 from our Korean subsidiary. Income tax expense from the continuing operations for the three months ended March 31, 2020 was $1.3 million, which was primarily attributable to interest on intercompany loan balances. The income tax expense was recorded for our Korean subsidiary based on the estimated taxable income for the respective period, combined with our ability to utilize net operating loss carryforwards up to 60% in 2020.
Loss from Continuing Operations
Loss from continuing operations for the three months ended March 31, 2021 was $7.5 million compared to loss from continuing operations of $31.1 million for the three months ended March 31, 2020. The $23.6 million improvement in results from continuing operations was primarily attributable to a $26.3 million improvement in net foreign currency loss and a $4.6 million decrease in interest expense, which were offset in part by an $8.1 million decrease in operating income.
Income from Discontinued Operations, Net of Tax
On March 30, 2020, we entered into the Business Transfer Agreement for the sale of our Foundry Services Group business and Fab 4. As a result, the results of the Foundry Services Group business were classified as discontinued operations in our consolidated statements of operations and excluded from our continuing operations for all periods presented. Income from discontinued operations, net of tax was $7.3 million for the three months ended March 31, 2020. On September 1, 2020, we completed the sale of our Foundry Services Group business and Fab 4 for a purchase price equal to approximately $350.6 million in cash. We have not incurred a gain or loss from discontinued operations in 2021 as the sale of the Foundry Service Group business and Fab 4 was completed in 2020.
Net Loss
As a result of the foregoing, a net loss of $7.5 million was recorded for the three months ended March 31, 2021 compared to a net loss of $23.7 million for the three months ended March 31, 2020. As discussed above, the improvement in net loss of $16.3 million primarily resulted from a $23.6 million improvement in loss from continuing operations, which was offset by a $7.3 million decrease in income from discontinued operation, net of tax.

Liquidity and Capital Resources
Our principal capital requirements are to fund sales and marketing, invest in research and development and capital equipment, to make debt service payments and to fund working capital needs. We calculate working capital as current assets less current liabilities.
Our principal sources of liquidity are our cash, cash equivalents, cash flows from operations and financing activities. Our ability to manage cash and cash equivalents may be limited, as our primary cash flows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. From time to time, we may sell accounts receivable to third parties under factoring agreements or engage in accounts receivable discounting to facilitate the collection of cash. In addition, from time to time, we may make payments to our vendors on extended terms with their consent. As of March 31, 2021, we do not have any accounts payable on extended terms or payment deferment with our vendors.
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
On January 17, 2017, we issued an aggregate of $86.3 million in principal amount of our Exchangeable Notes. Prior to the March 1, 2021 maturity of our Exchangeable Notes, holders elected to exchange for an aggregate of 10,144,131 shares of our common stock in satisfaction in full of the remaining outstanding obligations under the Exchangeable Notes.
We currently believe that we will have sufficient cash reserves from cash on hand and expected cash from operations to fund our operations as well as capital expenditures for the next 12 months and the foreseeable future.
Working Capital
Our working capital balance as of March 31, 2021 was $315.3 million compared to $236.0 million as of December 31, 2020. The $79.3 million increase was primarily attributable to the exchange of our Exchangeable Notes for common stock prior to their maturity date of March 1, 2021.
Cash Flows
The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations for the three months ended March 31, 2020, but the material items in the operating and investing activities of cash flows relating to discontinued operations in the referred period are disclosed in “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 – Discontinued Operations and Assets Held for Sale” included elsewhere in this Report.
Cash Flows from Operating Activities
Cash inflow provided by operating activities totaled $21.2 million for the three months ended March 31, 2021, compared to $21.1 million of cash inflow provided by operating activities for the three months ended March 31, 2020. The net operating cash inflow for the three months ended March 31, 2021 reflects our net loss of $7.5 million, as adjusted favorably by $33.2 million, which mainly consisted of depreciation and amortization, provision for severance benefits, restructuring and other charges, and net foreign currency loss, and net unfavorable impact of $4.5 million from changes of operating assets and liabilities.
Cash Flows from Investing Activities
Cash outflow used in investing activities totaled $1.4 million for the three months ended March 31, 2021, compared to $7.1 million of cash outflow used in investing activities for the three months ended March 31, 2020. The $5.8 million decrease was primarily attributable to a $3.6 million net decrease in hedge collateral and a $2.3 million decrease in purchase of plant, property and equipment.

Cash Flows from Financing Activities
Cash inflow provided by financing activities totaled $0.8 million for the three months ended March 31, 2021, compared to $1.2 million of cash outflow used in financing activities for the three months ended March 31, 2020. The financing cash inflow for the three months ended March 31, 2021 was primarily attributable to $2.5 million of proceeds received from the issuance of common stock in connection with the exercise of stock options, which was offset in part by a payment of $1.5 million for the repurchase of our common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The financing cash outflow for the three months ended March 31, 2020 was primarily attributable to a payment of $1.0 million for the repurchase of our common stock to satisfy tax withholding obligation in connection with the vesting of restricted stock units.
Capital Expenditures
We routinely make capital expenditures for fabrication facility maintenance, enhancement of our existing facilities and reinforcement of our global research and development capability. For the three months ended March 31, 2021, capital expenditures for plant, property and equipment were $1.1 million, a $2.3 million, or 67.7%, decrease from $3.4 million for the three months ended March 31, 2020. The decrease was mainly due to the timing of our equipment deployment. The capital expenditures for the three months ended March 31, 2021 and 2020 were related to meeting our customer demand and supporting technology and facility improvement at our fabrication facilities.

Contractual Obligations
The following summarizes our contractual obligations as of March 31, 2021:

	Payments Due by Period
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(In millions)
Operating leases(1)	$4.9	$2.0	$1.3	$0.7	$0.5	$0.4	$—
Finance leases(1)	0.2	0.1	0.1	0.1	—	—	—
Water Treatment Services(1)(2)	28.2	3.1	4.1	4.0	3.9	3.8	9.3
Others(3)	11.0	3.3	4.5	3.1	0.1	0.1	—

(1)	Assumes constant currency exchange rate for Korean won to US dollars of 1,133.5:1, the exchange rate as of March 31, 2021.
(2)	Includes future payments for water treatment services for our fabrication facility in Gumi, Korea based on the contractual terms.
(3)	Includes license agreements and other contractual obligations.
We lease land, office space and equipment under various operating lease agreements that expire through 2025.
We are a party to an arrangement for the water treatment facility in Gumi, Korea, which includes a
10-year
service agreement beginning July 1, 2018.
Beginning in July 2018, we have contributed a certain percentage of severance benefits, accrued for eligible employees for their services beginning January 1, 2018, to certain severance insurance deposit accounts. These accounts consist of time deposits and other guaranteed principal and interest, and are maintained at insurance companies, banks or security companies for the benefit of employees. We deduct the contributions made to these severance insurance deposit accounts from our accrued severance benefits. As of March 31, 2021, our accrued severance benefits, net, totaled $39.1 million and cumulative contributions to these severance insurance deposit accounts amounted to $13.2 million.
We follow U.S. GAAP guidance on uncertain tax positions. Our unrecognized tax benefits totaled $0.3 million as of March 31, 2021. These unrecognized tax benefits have been excluded from the above table because we cannot estimate the period of cash settlement with the respective taxing authorities.
Off-Balance
Sheet Arrangements
As of March 31, 2021, we did not have any
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
We believe that our significant accounting policies, which are described further in Note 1 to our consolidated financial statements in our Annual Report on Form
10-K
for our fiscal year ended December 31, 2020, or our 2020 Form
10-K,
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
A description of our critical accounting policies that involve significant management judgement appears in our 2020 Form
10-K,
under “Management’s Discussion and Analysis of Financial Conditions and Reports of Operations—Critical Accounting Policies and Estimates.” There have been no other material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2020 Form
10-K.
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
Foreign Currency Exposures
We have exposure to foreign currency exchange rate fluctuations on net income from our subsidiaries denominated in currencies other than U.S. dollars, as our foreign subsidiaries in Korea, Taiwan, China, Japan and Hong Kong use local currency as their functional currency. From time to time these subsidiaries have cash and financial instruments in local currency. The amounts held in Japan, Taiwan, Hong Kong and China are not material in regards to foreign currency movements. However, based on the cash and financial instruments balance at March 31, 2021 for our Korean subsidiary, a 10% devaluation of the Korean won against the U.S. dollar would have resulted in a decrease of $3.2 million in our U.S. dollar financial instruments and cash balances.
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
In connection with the preparation of this Report, we carried out an evaluation under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of March 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings, see “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 18. Commitments and Contingencies” in this Report and “Part I: Item 3. Legal Proceedings” of our 2020
Form 10-K.
See also “Item 1A. Risk Factors” in this Report and “Part I: Item 1A. Risk Factors” of our 2020
Form 10-K
for additional information.

Item 1A.	Risk Factors
The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or consolidated financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2020 Form
10-K
(including that the impact of the
COVID-19
pandemic may also exacerbate the risks discussed therein), herein and other reports we have filed with the SEC. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this Report and the other reports and materials the Company files with the SEC.
Risks Related to the Merger
There are risks and uncertainties associated with the Merger.
On March 25, 2021, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, among other things, Merger Sub will be merged with and into the Company, with the Company continuing its corporate existence as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. The consummation of the Merger is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including (i) the receipt of certain required or requested governmental approvals, (ii) the absence of any order or law issued, enacted or deemed applicable by certain governmental authorities specified in the Merger Agreement that makes consummation of the Merger illegal and that remains in effect, (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (iv) other customary closing conditions, including the accuracy of each party’s representations and warranties, and each party’s compliance with its obligations under the Merger Agreement (subject in the case of this clause (iv) to certain materiality qualifiers). There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. Additionally, if the Merger is not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous other risks related to the Merger as well, including the following:

•	the possibility that any or all of the conditions precedent to the consummation of the proposed Merger, including the receipt of stockholder and regulatory approvals, may not be satisfied or waived;

•	unanticipated difficulties or expenditures relating to the proposed Merger;

•	the failure to consummate the proposed Merger may result in negative publicity and a negative impression of us in the investment community;

•	required regulatory approvals from governmental entities may delay the proposed Merger or result in the imposition of conditions that could cause Parent to abandon the Merger;

•	the occurrence of any event, change or circumstance that could give rise to the termination of the Merger Agreement;

•
the effects that any termination of the Merger Agreement may have on the Company or our business, including the risks that (a) the price of our common stock may decline significantly if the Merger is not completed, (b) the Merger Agreement may be terminated in circumstances requiring the Company to pay Parent a termination fee, or (c) the circumstances of the termination, including the possible imposition of a
12-month
tail period during which the termination fee could be payable upon certain subsequent transactions, may have a chilling effect on alternatives to the Merger;

•	the diversion of and attention of management of Magnachip on transaction-related issues;

•
legal proceedings, judgments or settlements, including those that have been and may in the future be instituted against Magnachip, our Board of Directors and executive officers and others following the announcement of the proposed Merger;

•	disruptions of current plans and operations caused by the announcement and pendency of the proposed Merger;

•	potential difficulties in employee retention (including executive and other key officers) due to the announcement and pendency of the proposed Merger;

•	the response of customers, suppliers, business partners and regulators to the announcement of the proposed Merger;

•	the effect of limitations that the Merger Agreement places on our ability to operate our business or engage in alternative transactions;

•	the Merger may be completed even though certain events occur prior to consummation of the Merger that materially and adversely affect us; and

•
other risks and uncertainties and the factors identified under “Forward-Looking Information” in our Proxy Statement on Schedule 14A filed on May 7, 2021 and under “Risk Factors” in Part I, Item 1A of Magnachip’s Annual Report on Form
10-K
for the year ended December 31, 2020, and updated in subsequent reports filed by Magnachip with the SEC.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated.
Lawsuits have been filed, and other lawsuits may be filed, against the Company and current or former members of our Board of Directors in connection with the Merger, and an adverse ruling in any such lawsuit may delay or prevent the completion of the Merger or result in an award of damages against the Company.
See “Item 1. Interim Consolidated Financial Statements—Notes to Consolidated Financial Statements—18. Commitments and Contingencies” in this Report for a description of the Merger-related lawsuits.
Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. The results of complex legal proceedings are difficult to predict and could delay or prevent the completion of the Merger. The existence of litigation relating to the Merger could impact the likelihood of obtaining stockholder approval of the Merger. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive and could divert management’s attention away from its regular business.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 25, 2021, by and among South Dearborn Limited, Michigan Merger Sub, Inc., and Magnachip Semiconductor Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 29, 2021).

31.1 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2 #	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS #	Inline XBRL Instance Document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Footnotes:

#	Filed herewith
†	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNACHIP SEMICONDUCTOR CORPORATION (Registrant)

Dated: May 10, 2021	By:	/s/ Young-Joon Kim
Young-Joon Kim
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2021	By:	/s/ Young Soo Woo
Young Soo Woo
Chief Financial Officer (Principal Financial Officer)